Form 10-Q
period 1999-06-30
MKS INSTRUMENTS INC
filed 1999-08-13
CIK 1049502

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


         (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _______________ to _______________


Commission file number 0-23621
                       -------


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

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Number of shares outstanding of the issuer's common stock as of August 10, 1999:
24,430,407

                              MKS INSTRUMENTS, INC.
                                    FORM 10-Q
                                      INDEX

PART I     FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               Consolidated Balance Sheets -
               June 30, 1999 and December 31, 1998

               Consolidated Statements of Income -
               Three and six months ended June 30, 1999 and 1998

               Consolidated Statements of Cash Flows -
               Six months ended June 30, 1999 and 1998

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

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     ITEM 5.   OTHER INFORMATION

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

PART I.    FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

                              MKS INSTRUMENTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                  JUNE 30, 1999      DECEMBER 31, 1998
                                                                                  -------------      -----------------
                                                                                   (Unaudited)

                                     ASSETS
Current assets:
     Cash and cash equivalents .................................................      $ 30,671             $11,188
     Short-term investments ....................................................        23,202                  --
     Trade accounts receivable, net ............................................        28,860              20,674
     Inventories ...............................................................        25,142              24,464
     Deferred tax asset ........................................................         4,014                 698
     Other current assets ......................................................         2,926               1,509
                                                                                      --------             -------
         Total current assets ..................................................       114,815              58,533
     Property, plant and equipment, net ........................................        30,934              32,725
     Other assets ..............................................................         6,101               4,974
                                                                                      --------             -------
         Total assets ..........................................................      $151,850             $96,232
                                                                                      ========             =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings .....................................................      $  9,172             $ 9,687
     Current portion of long-term debt .........................................         2,035               2,058
     Current portion of capital lease obligations ..............................         1,040               1,074
     Accounts payable ..........................................................         7,166               3,677
     Accrued compensation ......................................................         6,285               3,985
     Other accrued expenses ....................................................         4,955               5,280
     Income taxes payable ......................................................         1,386               1,279
                                                                                      --------             -------
         Total current liabilities .............................................        32,039              27,040
Long-term debt .................................................................        10,775              12,042
Long-term portion of capital lease obligations .................................         1,359               1,744
Deferred tax liability .........................................................           392                 117
Other liabilities ..............................................................           441                 463
Commitments and contingencies (Note 10)
Stockholders' equity:
     Preferred Stock, $0.01 par value, 2,000,000 shares
         authorized; none issued and outstanding ...............................            --                  --
     Common Stock, no par value, 50,000,000 shares authorized;
         24,430,407 and 18,053,167 issued and outstanding at
         June 30, 1999 and December 31, 1998, respectively .....................           113                 113
     Additional paid-in capital ................................................        82,110                  48
     Retained earnings .........................................................        23,184              52,479
     Accumulated other comprehensive income ....................................         1,437               2,186
                                                                                      --------             -------
         Total stockholders' equity ............................................       106,844              54,826
                                                                                      --------             -------
         Total liabilities and stockholders' equity ............................      $151,850             $96,232
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

                              MKS INSTRUMENTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                         Three Months Ended              Six Months Ended
                                                                               June 30                       June 30
                                                                       -----------------------        -----------------------
                                                                         1999            1998           1999            1998
                                                                       -------         -------        -------         -------

Net sales ........................................................     $44,209         $34,026        $82,119         $80,189
Cost of sales ....................................................      25,550          20,265         48,107          47,022
                                                                       -------         -------        -------         -------
Gross profit .....................................................      18,659          13,761         34,012          33,167
Research and development .........................................       3,317           3,107          6,272           6,901
Selling, general and administrative ..............................       9,435           9,045         18,292          19,157
                                                                       -------         -------        -------         -------
Income from operations ...........................................       5,907           1,609          9,448           7,109
Interest expense .................................................         346             384            684             784
Interest income ..................................................         578              47            674              72
Other income (expense), net ......................................          --             123            168            (158)
                                                                       -------         -------        -------         -------
Income before income taxes .......................................       6,139           1,395          9,606           6,239
Provision for income taxes .......................................       2,333             163          2,671             728
Non-recurring deferred tax credit (Note 9) .......................      (3,770)             --         (3,770)             --
                                                                       -------         -------        -------         -------
Net income .......................................................     $ 7,576         $ 1,232        $10,705         $ 5,511
                                                                       =======         =======        =======         =======

Historical net income per share:
     Basic .......................................................     $  0.31         $  0.07        $  0.51         $  0.31
                                                                       =======         =======        =======         =======
     Diluted .....................................................     $  0.30         $  0.07        $  0.48         $  0.29
                                                                       =======         =======        =======         =======

Historical weighted average common shares outstanding:
     Basic .......................................................      24,065          18,053         21,060          18,053
                                                                       =======         =======        =======         =======
     Diluted .....................................................      24,951          18,737         22,177          18,744
                                                                       =======         =======        =======         =======

Pro forma data:
     Historical income before income taxes .......................     $ 6,139         $ 1,395        $ 9,606         $ 6,239
     Pro forma provision for income taxes assuming C
         corporation tax .........................................       2,333             530          3,650           2,371
                                                                       -------         -------        -------         -------
     Pro forma net income ........................................     $ 3,806         $   865        $ 5,956         $ 3,868
                                                                       =======         =======        =======         =======

Pro forma net income per share:
     Basic .......................................................     $  0.16         $  0.05        $  0.28         $  0.21
                                                                       =======         =======        =======         =======
     Diluted .....................................................     $  0.15         $  0.05        $  0.27         $  0.21
                                                                       =======         =======        =======         =======

Pro forma weighted average common shares outstanding:
     Basic .......................................................      24,065          18,053         21,060          18,053
                                                                       =======         =======        =======         =======
     Diluted .....................................................      24,951          18,548         21,921          18,553
                                                                       =======         =======        =======         =======



   The accompanying notes are an integral part of the consolidated financial statements.

                              MKS INSTRUMENTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                      -------------------------
                                                                                        1999             1998
                                                                                      --------          -------
Cash flows from operating activities:
     Net income ................................................................      $ 10,705          $ 5,511
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization .........................................         3,095            3,322
         Loss (gain) on disposal of property, plant and equipment ..............          (181)              49
         Non-recurring deferred tax credit .....................................        (3,770)              --
         Other .................................................................           198               94
         Forward exchange contract gain realized ...............................           (64)            (836)
         Changes in operating assets and liabilities:
             (Increase) decrease in trade accounts receivable ..................        (9,328)           9,137
             (Increase) decrease in inventories ................................        (1,205)           3,365
             (Increase) decrease in other current assets .......................          (248)             123
             Increase (decrease) in accrued expenses and other current
                 liabilities ...................................................         2,422           (4,166)
             Increase (decrease) in accounts payable ...........................         3,665           (3,626)
                                                                                      --------          -------
     Net cash provided by operating activities .................................         5,289           12,973
                                                                                      --------          -------
     Cash flows from investing activities:
         Purchases of investments ..............................................       (23,756)              --
         Purchases of property, plant and equipment ............................        (2,421)          (1,701)
         Proceeds from sales of property, plant & equipment ....................           208               --
         Increase in other assets ..............................................          (221)            (174)
         Cash received to settle forward exchange contracts ....................            64              836
                                                                                      --------          -------
     Net cash used in investing activities .....................................       (26,126)          (1,039)
                                                                                      --------          -------
     Cash flows from financing activities:
         Proceeds from short-term borrowings ...................................         5,209              755
         Payments on short-term borrowings .....................................        (5,211)            (755)
         Principal payments on long-term debt ..................................        (1,029)          (1,026)
         Proceeds from issuance of common stock, net of issuance costs .........        82,062               --
         Cash distributions to stockholders ....................................       (40,000)          (6,000)
         Principal payments under capital lease obligations ....................          (419)            (569)
                                                                                      --------          -------
     Net cash provided by (used in) financing activities .......................        40,612           (7,595)
                                                                                      --------          -------
     Effect of exchange rate changes on cash and cash equivalents ..............          (292)            (284)
                                                                                      --------          -------
     Increase in cash and cash equivalents .....................................        19,483            4,055
     Cash and cash equivalents at beginning of period ..........................        11,188            2,511
                                                                                      --------          -------
     Cash and cash equivalents at end of period ................................      $ 30,671          $ 6,566
                                                                                      ========          =======
     Supplemental disclosure of cash flow information:
         Cash paid during the period for:
             Interest ..........................................................      $    605          $   743
                                                                                      ========          =======
             Income taxes ......................................................      $  2,738          $ 1,041
                                                                                      ========          =======
         Noncash transactions during the period:
             Equipment acquired under capital leases ...........................      $     86          $   456
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

                              MKS INSTRUMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Tables in thousands, except per share data)

1)         BASIS OF PRESENTATION

           The interim financial data as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 is unaudited; however, in the opinion of MKS Instruments, Inc. (the "Company"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the December 31, 1998 audited financial statements and notes thereto.

2)         NEW ACCOUNTING PRONOUNCEMENTS

           In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company adopted the provisions of SFAS No. 133 effective April 1, 1999. The impact of adopting SFAS No. 133 was the recording of an unrealized loss of $16,000 in other comprehensive income.

           The Company hedges a portion of its forecasted foreign currency denominated intercompany sales of inventory, over a maximum period of fifteen months, using forward exchange contracts and currency options. These derivatives are designated as cash-flow hedges, and changes in their fair value are carried in accumulated other comprehensive income until the underlying forecasted transaction occurs. Once the underlying forecasted transaction is realized, the appropriate gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income to cost of sales. The Company utilizes an interest rate swap to fix the interest rate on certain variable term loans in order to minimize the effect of changes in interest rates on earnings. Net unrealized gains in the three months ended June 30, 1999 of $254,000 from derivatives designated as cash-flow hedging instruments have been recorded in accumulated other comprehensive income. Net realized gains and losses recorded in earnings in the three months ended June 30, 1999 were immaterial. As of June 30, 1999, the amount that will be reclassified from accumulated other comprehensive income to earnings over the next twelve months is an unrealized gain of $258,000. The ineffective portion of the derivatives is primarily related to option premiums. The amortization of the premiums in the three months ended June 30, 1999 was immaterial. The Company hedges certain of its intercompany payables with currency options. Since these derivatives hedge existing amounts that are denominated in foreign currencies, the options do not qualify for hedge accounting under SFAS No. 133. The changes in fair value of these options as well as the underlying exposures are generally offsetting and are recorded in other income or expense. The amounts of the changes were immaterial for the three months ended June 30, 1999.

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

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

4)         CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

           Cash and cash equivalents consist of the following at June 30, 1999:

                     Cash and money market instruments                          $25,500
                     Commercial paper                                             3,471
                     Corporate obligations                                        1,700
                                                                                -------
                                                                                $30,671
                                                                                =======

           Cash and cash equivalents at December 31, 1998 consisted of cash and money market instruments.

           Short-term investments consist of the following at June 30, 1999:

                     Federal Government and Government Agencies obligations     $ 9,073
                     Corporate obligations                                        7,597
                     Commercial paper                                             6,532
                                                                                -------
                                                                                $23,202
                                                                                =======

5)         HISTORICAL AND PRO FORMA NET INCOME PER SHARE

           Historical net income per share is not meaningful because of the Company's conversion from an S corporation to a C corporation in April, 1999 upon the closing of its initial public offering. Historical net income has been adjusted for the pro forma provision for income taxes calculated assuming the Company was subject to income taxation as a C corporation, at a pro forma rate of 38%.

           The following is a reconciliation of basic to diluted pro forma and historical net income per share:

                                                                                 Three Months Ended June 30,
                                                                             1999                          1998
                                                                    ------------------------      ------------------------
                                                                    PRO FORMA     HISTORICAL      PRO FORMA     HISTORICAL
                                                                    ---------     ----------      ---------     ----------

           Net income .......................................        $ 3,806        $ 7,576        $   865        $ 1,232
           Shares used in net income per common
                share-basic .................................         24,065         24,065         18,053         18,053
           Effect of dilutive securities:
                Employee and director stock options .........            886            886            495            684
                                                                     -------        -------        -------        -------
           Shares used in net income per common
                share-diluted ...............................         24,951         24,951         18,548         18,737
                                                                     =======        =======        =======        =======

           Net income per common share-basic ................        $  0.16        $  0.31        $  0.05        $  0.07
                                                                     =======        =======        =======        =======
           Net income per common share-diluted ..............        $  0.15        $  0.30        $  0.05        $  0.07
                                                                     =======        =======        =======        =======

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

                                                                                  Six Months Ended June 30,
                                                                             1999                          1998
                                                                    ------------------------      ------------------------
                                                                    PRO FORMA     HISTORICAL      PRO FORMA     HISTORICAL
                                                                    ---------     ----------      ---------     ----------

           Net income .......................................        $ 5,956        $10,705        $ 3,868        $ 5,511
           Shares used in net income per common
                share-basic .................................         21,060         21,060         18,053         18,053
           Effect of dilutive securities:
                Employee and director stock options .........            861          1,117            500            691
                                                                     -------        -------        -------        -------
           Shares used in net income per common
                share-diluted ...............................         21,921         22,177         18,553         18,744
                                                                     =======        =======        =======        =======

           Net income per common share-basic ................        $  0.28        $  0.51        $  0.21        $  0.31
                                                                     =======        =======        =======        =======
           Net income per common share-diluted ..............        $  0.27        $  0.48        $  0.21        $  0.29
                                                                     =======        =======        =======        =======

           For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price greater than the average market price of the common shares during the period. Options to purchase 12,000 shares of common stock were outstanding during the six months ended June 30, 1999, but were not included in the calculation of diluted net income per common share because the option price was greater than the average market price of the common shares during the period. There were no options outstanding with an exercise price greater than the average market price of the common shares for the three and six months ending June 30, 1998 and the three months ending June 30, 1999.

6)         INVENTORIES

           Inventories consist of the following:

                                                     June 30,     December 31,
                                                       1999           1998
                                                     --------     ------------

           Raw material ..........................   $ 6,391        $ 7,544
           Work in process .......................     6,305          5,718
           Finished goods ........................    12,446         11,202
                                                     -------        -------
                                                     $25,142        $24,464
                                                     =======        =======

7)         STOCKHOLDERS' EQUITY

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

           On April 5, 1999 the Company distributed $40,000,000, which was the estimated amount of the Company's undistributed S corporation earnings as of the day prior to the closing of the offering.

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

           Total comprehensive income was as follows:

                                                                                  Three Months Ended June 30,
                                                                                    1999              1998
                                                                                   ------            ------

           Net income ..........................................................   $7,576            $1,232
           Other comprehensive income, net of taxes:
                Non-recurring deferred tax charge to comprehensive
                  income (Note 9) ..............................................     (660)               --
                Impact of adopting SFAS No. 133 ................................      (16)               --
                Changes in value of financial instruments designated
                  as hedges of currency and interest rate exposures ............      254                --
                Foreign currency translation adjustment ........................     (172)             (110)
                Unrealized gain (loss) on investments ..........................      293              (407)
                                                                                   ------            ------
           Other comprehensive income, net of taxes ............................     (301)             (517)
                                                                                   ------            ------
           Total comprehensive income ..........................................   $7,275            $  715
                                                                                   ======            ======

                                                                                  Six Months Ended June 30,
                                                                                    1999              1998
                                                                                  -------            ------

           Net income ..........................................................  $10,705            $5,511
           Other comprehensive income, net of taxes:
                Non-recurring deferred tax charge to comprehensive
                  income (Note 9) ..............................................     (660)               --
                Impact of adopting SFAS No. 133 ................................      (16)               --
                Changes in value of financial instruments designated
                  as hedges of currency and interest rate exposures ............      254                --
                Foreign currency translation adjustment ........................     (739)             (286)
                Unrealized gain (loss) on investments ..........................      412              (171)
                                                                                  -------            ------
           Other comprehensive income, net of taxes ............................     (749)             (457)
                                                                                  -------            ------
           Total comprehensive income ..........................................  $ 9,956            $5,054
                                                                                  =======            ======

8)         SEGMENT INFORMATION AND SIGNIFICANT CUSTOMER

           Segment Information for the three months ended June 30, 1999 and 1998:

                                                        NORTH AMERICA      FAR EAST      EUROPE       TOTAL
                                                        -------------      --------      ------     -------
           Net sales to unaffiliated customers 1999           $30,861        $8,658      $4,690     $44,209
                                               1998            23,814         5,401       4,811      34,026

                        Intersegment net sales 1999           $ 8,931        $  195      $  342     $ 9,468
                                               1998             5,792            62         253       6,107

                        Income from operations 1999           $ 5,230        $  331      $  346     $ 5,907
                                               1998               787           494         328       1,609

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

           Segment Information for the six months ended June 30, 1999 and 1998:

                                                        NORTH AMERICA      FAR EAST      EUROPE       TOTAL
                                                        -------------      --------      ------     -------

           Net sales to unaffiliated customers 1999           $56,994       $15,747     $ 9,378     $82,119
                                               1998            57,343        12,484      10,362      80,189

                        Intersegment net sales 1999           $15,772       $   327     $   510     $16,609
                                               1998            14,606           117         436      15,159

                        Income from operations 1999           $ 8,087       $   623     $   738     $ 9,448
                                               1998             5,474           885         750       7,109

           The Company had one customer comprising 22% and 13% of net sales for the three months ended June 30, 1999 and 1998, respectively and 21% and 18% for the six months ended June 30, 1999 and 1998, respectively.

9)         INCOME TAXES

           Prior to its initial public offering, the Company was treated as an S corporation for federal income tax purposes. As an S corporation, the Company was not subject to federal, and certain state income taxes. The Company terminated its S corporation status upon the closing of the initial public offering and became subject to taxes at C corporation tax rates. This change in tax status and tax rates resulted in a non-recurring, non-cash deferred tax credit to net income of $3,770,000 and a deferred tax charge to other comprehensive income of $660,000.

10)        COMMITMENTS AND CONTINGENCIES

           Prior to its initial public offering, the Company entered into a Tax Indemnification and S Corporation Distribution Agreement with its then existing stockholders (the "pre-IPO stockholders"). The agreement includes provisions for the payment, with interest, by the pre-IPO stockholders or MKS, as the case may be, for the difference between the $40,000,000 distributed as an estimate of the amount of the accumulated adjustments account as of April 4, 1999, which is the date the Company's S Corporation status was terminated, and the actual amount of the accumulated adjustments account on that day. The actual amount of the accumulated adjustments account cannot be determined until MKS calculates the amount of its taxable income for the year ending December 31, 1999. Management believes that any additional distributions would not have a material impact on its financial position or results of operations. No current shareholders, other than the pre-IPO stockholders, are parties to the Tax Indemnification and S Corporation Distribution Agreement.

           ITEM 2.

                              MKS INSTRUMENTS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The Quarterly Report on Form 10-Q contains a number of statements, including, without limitation, statements relating to MKS's beliefs, expectations and plans which are forward-looking statements, as are statements that certain actions, conditions or circumstances will continue. Such statements are based upon management's current expectations and are subject to a number of factors and uncertainties. Information contained in these forward-looking statements is inherently uncertain and actual performance and results may differ materially due to many important factors. See "Factors That May Affect Future Results" for factors that could cause actual results to differ materially from any forward-looking statements made by MKS.

MKS's quarterly net sales have fluctuated primarily due to the decline in the semiconductor capital equipment market and the semiconductor device market in 1998 and the recovery in those markets in the first half of 1999. MKS's net sales declined in each of the first three quarters of 1998. In response to the decline, MKS implemented a comprehensive cost containment program that included manufacturing outsourcing, expense reductions, and the elimination of some temporary and contract positions. Worldwide staffing levels were decreased from 1,195 at the end of 1997 to 821 at the end of 1998. As a result of these actions, MKS maintained quarterly profitability during the decline despite lower net sales.

In the second quarter of 1999, MKS's net sales increased sequentially for the third consecutive quarter. Net sales increased 17% as compared to the first quarter of 1999. The increase was primarily due to increased sales to companies in the semiconductor industry.

The comparisons of the results of operations for the three and six months ending June 30, 1999 as compared to the three and six months ending June 30, 1998 have been significantly impacted by the decline in the semiconductor capital equipment market in 1998, and the cost containment program implemented by MKS as a result of the decline. The following table sets forth for the periods indicated the percentage of total net sales of certain line items included in MKS's consolidated statement of income data.

                                                                 Three Months Ended          Six Months Ended
                                                                       June 30,                   June 30,
                                                                  1999         1998          1999         1998
                                                                 -----        -----         -----        -----
           Net sales ........................................    100.0%       100.0%        100.0%       100.0%
           Cost of sales ....................................     57.8         59.6          58.6         58.6
                                                                 -----        -----         -----        -----
           Gross profit .....................................     42.2         40.4          41.4         41.4
           Research and development .........................      7.5          9.1           7.6          8.6
           Selling, general and administrative ..............     21.3         26.6          22.3         23.9
                                                                 -----        -----         -----        -----
           Income from operations ...........................     13.4          4.7          11.5          8.9
           Interest income (expense), net ...................      0.5         (1.0)           --         (0.9)
           Other income (expense), net ......................       --          0.4           0.2         (0.2)
                                                                 -----        -----         -----        -----
           Income before income taxes .......................     13.9          4.1          11.7          7.8
           Provision for income taxes .......................      5.3          0.5           3.3          0.9
           Non-recurring deferred tax credit ................     (8.5)          --          (4.6)          --
                                                                 -----        -----         -----        -----
           Net income .......................................     17.1%         3.6%         13.0%         6.9%
                                                                 =====        =====         =====        =====
           Pro form data:
                Historical income before income taxes .......     13.9%         4.1%         11.7%         7.8%
                Pro forma provision for income taxes ........      5.3          1.6           4.4          3.0
                                                                 -----        -----         -----        -----
                Pro forma net income ........................      8.6%         2.5%          7.3%         4.8%
                                                                 =====        =====         =====        =====

Results of Operations

           Net Sales. Net sales increased 30% to $44.2 million for the three months ended June 30, 1999 from $34.0 million for the three months ended June 30, 1998. International net sales were approximately $13.3 million for the three months ended June 30, 1999 or 30.2% of net sales and $10.5 million for the three months ended June 30, 1998 or 31.0% of net sales. The increase in net sales was due to increased sales volume of MKS's existing products in the United States and Far East which resulted primarily from increased sales to the Company's semiconductor capital equipment manufacturer and semiconductor device manufacturer customers. Net sales increased 2.4% to $82.1 million for the six months ended June 30, 1999 from $80.2 million in the same period of 1998.

           Gross Profit. Gross profit as a percentage of net sales increased to 42.2% for the three months ended June 30, 1999 from 40.4% for the three months ended June 30, 1998. The increase was primarily due to fuller utilization of existing manufacturing capacity as a result of increased net sales. Gross profit as a percentage of net sales was 41.4% for the six months ended June 30, 1999 and for the same period of 1998.

           Research and Development. Research and development expense increased 6.8% to $3.3 million or 7.5% of net sales for the three months ended June 30, 1999 from $3.1 million or 9.1% of net sales for the three months ended June 30, 1998 due to increased spending for development materials related to projects in process. Research and development expense decreased 9.1% to $6.3 million for the six months ended June 30, 1999 from $6.9 million for the same period of 1998 due to reduced compensation expense resulting from the reduction in personnel during the latter part of 1998.

           Selling, General and Administrative. Selling, general and administrative expenses increased 4.3% to $9.4 million or 21.3% of net sales for the three months ended June 30, 1999 from $9.0 million or 26.6% of net sales for the three months ended June 30, 1998. The increase was due to increased incentive compensation expense. Selling, general and administrative expenses decreased 4.5% to $18.3 million for the six months ended June 30, 1999 from $19.2 million for the same period of 1998 due to reduced compensation expense resulting from the reduction in personnel during the latter part of 1998.

           Interest Expense, Net. During the three and six months ended June 30, 1999 the Company generated interest income of approximately $0.6 million primarily from the invested net proceeds of the initial public offering, offset by interest expense on outstanding debt. Net interest expense for the three and six months ending June 30, 1998 represents interest on outstanding loans, offset by interest income earned on cash and cash equivalents and short-term investments.

           Other Income (Expense), Net. Other income in 1999 represents gains recorded from foreign exchange contracts which did not qualify for hedge accounting. Other income in the three months ended June 30, 1998 represents gains from foreign exchange contracts which did not qualify for hedge accounting. Other expense for the six months ended June 30, 1998 also includes $0.7 million of costs associated with MKS's planned initial public offering in early 1998 which was postponed, offset by translation gains on intercompany payables.

Effective April 1, 1999 MKS adopted Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of SFAS No. 133 did not have a material impact on MKS's financial position or results of operations. The derivative instruments currently held by MKS which have been designated as hedges, including forward exchange contracts, local currency purchased options, and an interest rate swap, qualify for hedge accounting under SFAS No. 133, and changes in their fair value will be recorded as a component of other comprehensive income until the hedged transaction occurs.

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

Operations provided cash of $5.3 million for the six months ended June 30, 1999 primarily impacted by net income, depreciation and changes in the levels of accounts payable and accounts receivable. Investing activities utilized cash of $26.1 million for the six months ended June 30, 1999 primarily from purchasing short-term investments with the net proceeds from the initial public offering and for the purchase of property and equipment. Financing activities provided cash of $40.6 million, with net proceeds from the initial public offering of $82.1 million offset by the distribution to stockholders of $40.0 million.

Working capital was $82.8 million as of June 30, 1999, an increase of $51.3 million from December 31, 1998. MKS has a combined $30.0 million line of credit with two banks, expiring December 31, 1999, all of which is available.

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

           One of MKS's international subsidiaries is currently undergoing conversion of its business systems in order to become Year 2000 compliant. Management believes that these systems will be operational by the end of the third quarter of 1999. This phase of the Year 2000 project is currently on schedule.

         MKS's personal computer based systems were assessed in early 1998. MKS believes that all non-compliant hardware and software was identified by March 1998, at which time it made a list prioritizing databases to be remedied. Critical databases were identified and were scheduled for remediation prior to other databases. Remediation plans to convert the databases were initiated in November 1998. MKS anticipates that it will complete its critical and non-critical conversions by the end of the third quarter of 1999. This phase of the Year 2000 project is currently on schedule.

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

         Facilities and Manufacturing Equipment. Some aspects of MKS's facilities and manufacturing equipment may include embedded technology, such as microcontrollers. The Year 2000 problem could cause a system failure or miscalculation in such facilities or manufacturing equipment which could disrupt MKS's operations. Affected areas include security systems, elevator controls, voice mail and phone systems, clean room environmental controls, numerically controlled production machinery and computer based production equipment. MKS organized a team of experienced managers in November 1998 to assess the potential problems in these areas. An assessment of all facilities and manufacturing equipment was conducted through December 1998, and a remediation plan was developed in January 1999. MKS anticipates completion of all corrective actions including testing and review to occur by the end of the third quarter of 1999. This phase of the Year 2000 project is currently on schedule.

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

         * adversely affect MKS's ability to obtain components in a timely manner

         *     cause a reduction in the quality of components obtained by MKS

         * cause a reduction, delay or cancellation of customer orders received by MKS or a delay in payments by its customers for products shipped

         * result in the loss of services that would be necessary for MKS to operate in the normal course of business

         MKS assessed which of these third-party goods, services and interfaces were critical to its operations and developed and mailed a standard survey to each third-party deemed critical in January 1998. By March 1998, MKS had reviewed most responses received. To date, the responses received indicate that the third-parties are either in the process of developing remediation plans, or are compliant. MKS continued its assessment through March 1999 and began conducting reviews at that time. All critical third-parties are expected to achieve satisfactory compliance by the end of August 1999. This phase of the Year 2000 project is currently on schedule.

Costs

         MKS's costs to date associated with assessment, remediation and testing activities concerning the Year 2000 problem have been approximately $2.1 million. MKS estimates that an additional $1.1 million, the major portion of which will be capitalized and expensed over the life of the assets, will be required to complete the replacement or modification of its facilities, manufacturing equipment, computer software and products and to address the noncompliance of key third-parties. MKS has funded and will continue to fund these activities principally through cash provided by operations and existing leasing lines of credit. It is not possible for MKS to completely estimate the costs incurred in its remediation effort as many of its employees have focused and will continue to focus significant efforts in evaluating MKS's Year 2000 state of readiness and in remediating problems that have arisen, and will continue to arise, from such evaluation.

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

Asian Economies

         The financial markets in Asia, one of MKS's principal international markets, have experienced significant turbulence. Turbulence in the Asian markets can adversely affect MKS's net sales and results of operations. MKS's direct net sales to customers in Asian markets have been approximately 17% to 18% of total net sales for the past three years. MKS's sales include both direct sales to the semiconductor industry in Asia, as well as to semiconductor capital equipment manufacturers that derive a significant portion of their revenue from sales to the Asian semiconductor industry. Turbulence in the Asian markets began to adversely affect the semiconductor device manufacturers and semiconductor capital equipment manufacturers in the fourth quarter of 1997 and throughout 1998.

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

None.

         ITEM 5. OTHER INFORMATION

None.

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

  Ex. No.   Description
   10.4     Amended and Restated 1999 Employee Stock Purchase Plan
   27       Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MKS INSTRUMENTS, INC.



August 13, 1999                       By:  /s/ Ronald C. Weigner
                                      ------------------------------------------
                                      Ronald C. Weigner
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting Officer)