Form 10-Q
period 1999-09-30
MKS INSTRUMENTS INC
filed 1999-11-15
CIK 1049502

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _______________ to _______________

Commission file number 0-23621
                       -------

                              MKS INSTRUMENTS, INC.

             (Exact name of registrant as specified in its charter)

Massachusetts                                                04-2277512
--------------------------------------------------------------------------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)

Six Shattuck Road, Andover, Massachusetts                    01810
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code     (978) 975-2350
                                                       -------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X  No   .
                                             ---   ---

Number of shares outstanding of the issuer's common stock as of November 10, 1999: 24,576,129

                              MKS INSTRUMENTS, INC.
                                    FORM 10-Q
                                      INDEX

PART I    FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               Consolidated Balance Sheets --
               September 30, 1999 and December 31, 1998

               Consolidated Statements of Income -- Three and nine months ended September 30, 1999 and 1998

               Consolidated Statements of Cash Flows -- Nine months ended September 30, 1999 and 1998

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

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     ITEM 5.   OTHER INFORMATION

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

                              MKS INSTRUMENTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                        September 30, 1999    December 31, 1998
                                                                                        ------------------    -----------------
                                                                                           (Unaudited)
                                      ASSETS
Current assets:
    Cash and cash equivalents ...........................................................   $ 23,784              $ 11,188
    Short-term investments ..............................................................     34,562                    --
    Trade accounts receivable, net ......................................................     32,613                20,674
    Inventories .........................................................................     25,559                24,464
    Deferred tax asset ..................................................................      4,515                   698
    Other current assets ................................................................      3,267                 1,509
                                                                                            --------              --------
        Total current assets ............................................................    124,300                58,533
    Property, plant and equipment, net ..................................................     31,004                32,725
    Other assets ........................................................................      6,646                 4,974
                                                                                            --------              --------
        Total assets ....................................................................   $161,950              $ 96,232
                                                                                            ========              ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term borrowings ...............................................................   $ 10,940              $  9,687
    Current portion of long-term debt ...................................................      2,075                 2,058
    Current portion of capital lease obligations ........................................      1,031                 1,074
    Accounts payable ....................................................................      7,059                 3,677
    Accrued compensation ................................................................      8,239                 3,985
    Other accrued expenses ..............................................................      5,273                 5,280
    Income taxes payable ................................................................      1,317                 1,279
                                                                                            --------              --------
        Total current liabilities .......................................................     35,934                27,040
Long-term debt ..........................................................................     10,472                12,042
Long-term portion of capital lease obligations ..........................................      1,256                 1,744
Deferred tax liability ..................................................................        638                   117
Other liabilities .......................................................................        460                   463
Commitments and contingencies (Note 10)
Stockholders' equity:
    Preferred Stock, $0.01 par value, 2,000,000 shares
        authorized; none issued and outstanding .........................................         --                    --
    Common Stock, no par value, 50,000,000 shares authorized;
        24,438,705 and 18,053,167 issued and outstanding at
        September 30, 1999 and December 31, 1998, respectively ..........................        113                   113
    Additional paid-in capital ..........................................................     82,408                    48
    Retained earnings ...................................................................     29,221                52,479
    Accumulated other comprehensive income ..............................................      1,448                 2,186
                                                                                            --------              --------
        Total stockholders' equity ......................................................    113,190                54,826
                                                                                            --------              --------
        Total liabilities and stockholders' equity ......................................   $161,950              $ 96,232
                                                                                            ========              ========

 The accompanying notes are an integral part of the consolidated financial statements.

                              MKS INSTRUMENTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                                 Three Months Ended       Nine Months Ended
                                                                                    September 30            September 30
                                                                               ---------------------   ----------------------
                                                                                  1999        1998        1999         1998
                                                                                  ----        ----        ----         ----

Net sales ..................................................................   $  50,621   $  28,834   $ 132,740    $ 109,023
Cost of sales ..............................................................      28,876      18,140      76,983       65,162
                                                                               ---------   ---------   ---------    ---------
Gross profit ...............................................................      21,745      10,694      55,757       43,861
Research and development ...................................................       3,482       2,568       9,754        9,469
Selling, general and administrative ........................................      10,264       7,808      28,556       26,965
                                                                               ---------   ---------   ---------    ---------
Income from operations .....................................................       7,999         318      17,447        7,427
Interest expense ...........................................................         341         356       1,025        1,140
Interest income ............................................................         672         122       1,346          194
Other income (expense), net ................................................         681          77         849          (81)
                                                                               ---------   ---------   ---------    ---------
Income before income taxes .................................................       9,011         161      18,617        6,400
Provision for income taxes .................................................       2,974          19       5,645          747
Non-recurring deferred tax credit (Note 9) .................................          --          --      (3,770)          --
                                                                               ---------   ---------   ---------    ---------
Net income .................................................................   $   6,037   $     142   $  16,742    $   5,653
                                                                               =========   =========   =========    =========

Historical net income per share:

    Basic ..................................................................   $    0.25   $    0.01   $    0.75    $    0.31
                                                                               =========   =========   =========    =========
    Diluted ................................................................   $    0.24   $    0.01   $    0.72    $    0.30
                                                                               =========   =========   =========    =========

Historical weighted average common shares outstanding:

    Basic ..................................................................      24,458      18,053      22,193       18,053
                                                                               =========    ========    ========    =========
    Diluted ................................................................      25,628      18,553      23,327       18,680
                                                                               =========    ========    ========    =========

Pro forma data:

    Historical income before income taxes ..................................   $   9,011   $     161   $  18,617    $   6,400
    Pro forma provision for income taxes assuming C
        corporation tax ....................................................       3,334          61       6,984        2,432
                                                                               ---------   ---------   ---------    ---------
    Pro forma net income ...................................................   $   5,677   $     100   $  11,633    $   3,968
                                                                               =========   =========   =========    =========

Pro forma net income per share:

    Basic ..................................................................   $    0.23    $   0.01   $    0.52    $    0.22
                                                                               =========    ========   =========    =========
    Diluted ................................................................   $    0.22    $   0.01   $    0.50    $    0.21
                                                                               =========    ========   =========    =========

Pro forma weighted average common shares outstanding:

    Basic ..................................................................      24,458      18,053      22,193       18,053
                                                                               =========     =======   =========    =========
    Diluted ................................................................      25,558      18,434      23,133       18,513
                                                                               =========     =======   =========    =========


 The accompanying notes are an integral part of the consolidated financial statements.

                              MKS INSTRUMENTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                                 ---------------------
                                                                                                    1999        1998
                                                                                                    ----        ----
Cash flows from operating activities:
    Net income ...............................................................................   $ 16,742    $  5,653
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization ........................................................      4,632       4,776
        Loss (gain) on disposal of property, plant and equipment .............................       (184)         67
        Non-recurring deferred tax credit ....................................................     (3,770)         --
        Other ................................................................................         75         143
        Forward exchange contract gain realized ..............................................        (78)     (1,186)
        Changes in operating assets and liabilities:
           (Increase) decrease in trade accounts receivable ..................................    (12,038)     12,805
           (Increase) decrease in inventories ................................................     (1,093)      5,222
           (Increase) decrease in other current assets .......................................     (1,913)        626
           Increase (decrease) in accrued expenses and other current
               liabilities ...................................................................      4,592      (4,729)
           Increase (decrease) in accounts payable ...........................................      3,991      (4,399)
                                                                                                 --------    --------
    Net cash provided by operating activities ................................................     10,956      18,978
                                                                                                 --------    --------
    Cash flows from investing activities:
        Purchases of investments .............................................................    (34,562)         --
        Purchases of property, plant and equipment ...........................................     (3,891)     (2,619)
        Proceeds from sales of property, plant & equipment ...................................        262          38
        Increase in other assets .............................................................       (707)       (178)
        Cash received to settle forward exchange contracts ...................................         78       1,186
                                                                                                 --------    --------
    Net cash used in investing activities ....................................................    (38,820)     (1,573)
                                                                                                 --------    --------
    Cash flows from financing activities:
        Proceeds from short-term borrowings ..................................................      6,692         741
        Payments on short-term borrowings ....................................................     (6,179)       (741)
        Principal payments on long-term debt .................................................     (1,534)     (1,528)
        Proceeds from issuance of common stock, net of issuance costs ........................     82,062          --
        Proceeds from exercise of stock options ..............................................         37          --
        Cash distributions to stockholders ...................................................    (40,000)     (6,000)
        Principal payments under capital lease obligations ...................................       (768)       (996)
                                                                                                 --------    --------
    Net cash provided by (used in) financing activities ......................................     40,310      (8,524)
                                                                                                 --------    --------
    Effect of exchange rate changes on cash and cash equivalents .............................        150        (348)
                                                                                                 --------    --------
    Increase in cash and cash equivalents ....................................................     12,596       8,533
    Cash and cash equivalents at beginning of period .........................................     11,188       2,511
                                                                                                 --------    --------
    Cash and cash equivalents at end of period ...............................................   $ 23,784    $ 11,044
                                                                                                 ========    ========
    Supplemental disclosure of cash flow information:
      Cash paid during the period for:
           Interest ..........................................................................   $    896    $  1,053
                                                                                                 ========    ========
           Income taxes ......................................................................   $  6,394    $  1,479
                                                                                                 ========    ========
      Noncash transactions during the period:
           Equipment acquired under capital leases ...........................................   $    237    $  1,086
                                                                                                 ========    ========

 The accompanying notes are an integral part of the consolidated financial statements.

                              MKS INSTRUMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Tables in thousands, except per share data)

1)   BASIS OF PRESENTATION
     The interim financial data as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 is unaudited; however, in the opinion of MKS Instruments, Inc. ("MKS" or the "Company"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the December 31, 1998 audited financial statements and notes thereto.

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

     The Company hedges a portion of its forecasted foreign currency denominated intercompany sales of inventory, over a maximum period of fifteen months, using forward exchange contracts and currency options. These derivatives are designated as cash-flow hedges, and changes in their fair value are carried in accumulated other comprehensive income until the underlying forecasted transaction occurs. Once the underlying forecasted transaction is realized, the appropriate gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income to cost of sales. The Company utilizes an interest rate swap to fix the interest rate on certain variable term loans in order to minimize the effect of changes in interest rates on earnings. Since the adoption of SFAS No. 133, net unrealized losses in the three and six months ended September 30, 1999 of $753,000 and $515,000, respectively, from derivatives designated as cash-flow hedging instruments have been recorded in accumulated other comprehensive income. Net realized gains and losses recorded in earnings in the three and six months ended September 30, 1999 were immaterial. As of September 30, 1999, the amount that will be reclassified from accumulated other comprehensive income to earnings over the next twelve months is an unrealized loss of $515,000. The ineffective portion of the derivatives is primarily related to option premiums. The amortization of the premiums in the three and six months ended September 30, 1999 was $97,000 and $192,000, respectively. The Company hedges certain of its intercompany payables with currency options. Since these derivatives hedge existing amounts that are denominated in foreign currencies, the options do not qualify for hedge accounting under SFAS No. 133. The changes in fair value of these options as well as the underlying exposures are generally offsetting and are recorded in other income or expense. The amounts of the changes were immaterial for the three and six months ended September 30, 1999.

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

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

4)   CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash and cash equivalents consist of the following at September 30, 1999:

                  Cash and money market instruments                                     $19,788
                  Commercial paper                                                        3,996
                                                                                        -------
                                                                                        $23,784
                                                                                        =======

     Cash and cash equivalents at December 31, 1998 consisted of cash and money market instruments.

     Short-term investments consist of the following at September 30, 1999:

                  Federal Government and Government Agencies obligations                $20,178
                  Corporate obligations                                                  10,599
                  Commercial paper                                                        3,785
                                                                                        -------
                                                                                        $34,562
                                                                                        =======

5)   HISTORICAL AND PRO FORMA NET INCOME PER SHARE
     Historical net income per share is not meaningful because of the Company's conversion from an S corporation to a C corporation in April, 1999 upon the closing of its initial public offering. Historical net income has been adjusted for the pro forma provision for income taxes calculated assuming the Company was subject to income taxation as a C corporation, at a pro forma rate of 38% for 1998 and the six months ended June 30, 1999, and at a pro forma rate of 37% for the three months ended September 30, 1999.

     The following is a reconciliation of basic to diluted pro forma and historical net income per share:

                                                                            Three Months Ended September 30,
                                                                        1999                               1998
                                                               -------------------------         -------------------------
                                                               Pro Forma      Historical         Pro Forma      Historical
                                                               ---------      ----------         ---------      ----------
Net income ..................................................   $ 5,677        $ 6,037             $   100       $   142
Shares used in net income per common
    share-basic .............................................    24,458         24,458              18,053        18,053
Effect of dilutive securities:
    Employee and director stock options .....................     1,100          1,170                 381           500
                                                                -------        -------             -------       -------
Shares used in net income per common
    share-diluted ...........................................    25,558         25,628              18,434        18,553
                                                                =======        =======             =======        ======

Net income per common share-basic ...........................   $  0.23        $  0.25             $  0.01        $ 0.01
                                                                =======        =======             =======        ======
Net income per common share-diluted .........................   $  0.22        $  0.24             $  0.01        $ 0.01
                                                                =======        =======             =======        ======

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

                                                                             Nine Months Ended September 30,
                                                                         1999                              1998
                                                               -------------------------         -------------------------
                                                               Pro Forma      Historical         Pro Forma      Historical
                                                               ---------      ----------         ---------      ----------
Net income .................................................... $11,633        $16,742             $ 3,968       $ 5,653
Shares used in net income per common
    share-basic ...............................................  22,193         22,193              18,053        18,053
Effect of dilutive securities:
    Employee and director stock options .......................     940          1,134                 460           627
                                                                -------        -------             -------       -------
Shares used in net income per common
    share-diluted .............................................  23,133         23,327              18,513        18,680
                                                                =======        =======             =======       =======

Net income per common share-basic ............................. $  0.52        $  0.75             $  0.22       $  0.31
                                                                =======        =======             =======       =======
Net income per common share-diluted ........................... $  0.50        $  0.72             $  0.21       $  0.30
                                                                =======        =======             =======       =======

     For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price greater than the average market price of the common shares during the period. Options to purchase zero, 98,570, 8,000 and 32,857 shares of common stock were outstanding during the three months ended September 30, 1999 and 1998, and the nine months ended September 30, 1999 and 1998, respectively, but were not included in the calculation of diluted net income per common share because the option price was greater than the average market price of the common shares during the period.

6)   INVENTORIES
     Inventories consist of the following:

                                                                                September 30,   December 31,
                                                                                    1999            1998
                                                                                -------------   ------------
     Raw material .............................................................   $ 6,718         $ 7,544
     Work in process ..........................................................     6,633           5,718
     Finished goods ...........................................................    12,208          11,202
                                                                                  -------         -------
                                                                                  $25,559         $24,464
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

     On April 5, 1999 the Company closed the initial public offering of its Common Stock. In connection with this offering and the exercise of an over-allotment option by the underwriters, the Company sold 6,375,000 shares of Common Stock at a price of $14.00 per share. The net proceeds to the Company were approximately $82,000,000. Underwriting discounts and commissions were approximately $6,200,000, and other offering costs were approximately $1,000,000.

     On April 5, 1999 the Company distributed $40,000,000, which was the estimated amount of the Company's undistributed S corporation earnings as of the day prior to the closing of the offering.

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

     Total comprehensive income was as follows:

                                                               Three Months Ended September 30,
                                                                      1999         1998
                                                                      ----         ----
Net income .............................................            $ 6,037      $   142
Other comprehensive income, net of taxes:
    Changes in value of financial instruments designated
      as hedges of currency and interest rate exposures                (504)          --
    Foreign currency translation adjustment ............                574          320
    Unrealized gain (loss) on investments ..............                (59)        (206)
                                                                    -------      -------
Other comprehensive income, net of taxes ...............                 11          114
                                                                    -------      -------
Total comprehensive income .............................            $ 6,048      $   256
                                                                    =======      =======



                                                                Nine Months Ended September 30,
                                                                      1999         1998
                                                                      ----         ----
Net income .............................................            $16,742      $ 5,653
Other comprehensive income, net of taxes:
    Non-recurring deferred tax charge to comprehensive
      income (Note 9) ..................................               (660)          --
    Impact of adopting SFAS No. 133 ....................                (16)          --
    Changes in value of financial instruments designated
      as hedges of currency and interest rate exposures                (250)          --
    Foreign currency translation adjustment ............               (165)          34
    Unrealized gain (loss) on investments ..............                353         (377)
                                                                    -------      -------
Other comprehensive income, net of taxes ...............               (738)        (343)
                                                                    -------      -------
Total comprehensive income .............................            $16,004      $ 5,310
                                                                    =======      =======


8)   SEGMENT INFORMATION AND SIGNIFICANT CUSTOMER
     Segment Information for the nine months ended September 30, 1999 and 1998:

                                              North America     Far East         Europe           Total
                                              -------------     --------         ------           -----
Net sales to unaffiliated customers 1999        $ 92,694        $ 25,620        $ 14,426        $132,740
                                    1998          76,285          17,433          15,305         109,023

             Intersegment net sales 1999        $ 24,465        $    527        $    707        $ 25,699
                                    1998          19,717             196             755          20,668

             Income from operations 1999        $ 14,915        $  1,391        $  1,141        $ 17,447
                                    1998           4,991           1,181           1,255           7,427

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

     Segment Information for the three months ended September 30, 1999 and 1998:

                                              North America      Far East         Europe           Total
                                              -------------      --------         ------           -----
Net sales to unaffiliated customers 1999        $ 35,700         $  9,873        $  5,048        $ 50,621
                                    1998          18,942            4,949           4,943          28,834

             Intersegment net sales 1999        $  8,693         $    200        $    197        $  9,090
                                    1998           5,111               79             319           5,509

             Income from operations 1999        $  6,828         $    768        $    403        $  7,999
                                    1998            (483)             296             505             318

     The Company had one customer comprising 25% and 10% of net sales for the three months ended September 30, 1999 and 1998, respectively, and 23% and 17% for the nine months ended September 30, 1999 and 1998, respectively.

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

10)  COMMITMENTS AND CONTINGENCIES
     Prior to its initial public offering, the Company entered into a Tax Indemnification and S Corporation Distribution Agreement with its then existing stockholders (the "pre-IPO stockholders"). The agreement includes provisions for the payment, with interest, by the pre-IPO stockholders or MKS, as the case may be, for the difference between the $40,000,000 distributed as an estimate of the amount of the accumulated adjustments account as of April 4, 1999, which is the date the Company's S Corporation status was terminated, and the actual amount of the accumulated adjustments account on that day. The actual amount of the accumulated adjustments account cannot be determined until MKS calculates the amount of its taxable income for the year ending December 31, 1999. Based on the Company's estimate of the taxable income for the year ending December 31, 1999, MKS believes that an additional future distribution to the pre-IPO stockholders will be required under this agreement. The amount of the additional distribution is currently estimated to be between $2,500,000 and $3,500,000. The amount of the additional distribution will be charged directly to historical retained earnings and will have no impact on net income or earnings per share. No current shareholders, other than the pre-IPO stockholders, are parties to the Tax Indemnification and S Corporation Distribution Agreement.

          ITEM 2.
                              MKS INSTRUMENTS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains a number of statements, including, without limitation, statements relating to MKS's beliefs, expectations and plans which are forward-looking statements, as are statements that certain actions, conditions or circumstances will continue. Such statements are based upon management's current expectations and are subject to a number of factors and uncertainties. Information contained in these forward-looking statements is inherently uncertain and actual performance and results may differ materially due to many important factors. See "Factors That May Affect Future Results" for factors that could cause actual results to differ materially from any forward-looking statements made by MKS.

MKS's quarterly net sales have fluctuated primarily due to the decline in the semiconductor capital equipment market and the semiconductor device market in 1998 and the recovery in those markets during 1999. MKS's net sales declined in each of the first three quarters of 1998. In response to the decline, MKS implemented a comprehensive cost containment program that included manufacturing outsourcing, expense reductions, and the elimination of some temporary and contract positions. Worldwide staffing levels were decreased from 1,195 at the end of 1997 to 821 at the end of 1998. As a result of these actions, MKS maintained quarterly profitability during the decline despite lower net sales.

In the third quarter of 1999, MKS's net sales increased sequentially for the fourth consecutive quarter. Net sales increased 15% as compared to the second quarter of 1999. The increase was primarily due to increased sales to companies in the semiconductor industry, thin film markets and to other markets for energy, pharmaceutical and other applications.

The comparisons of the results of operations for the three and nine months ending September 30, 1999 as compared to the three and nine months ending September 30, 1998 have been significantly impacted by the decline in the semiconductor capital equipment market in 1998, the cost containment program implemented by MKS as a result of the decline, and the recovery in those markets during 1999. The following table sets forth for the periods indicated the percentage of total net sales of certain line items included in MKS's consolidated statement of income data.

                                                             Three Months Ended            Nine Months Ended
                                                                September 30,                 September 30,
                                                             1999          1998           1999           1998
                                                             ----          ----           ----           ----
         Net sales ...............................          100.0%        100.0%         100.0%         100.0%
         Cost of sales ...........................           57.0          62.9           58.0           59.8
                                                            -----         -----          -----          -----
         Gross profit ............................           43.0          37.1           42.0           40.2
         Research and development ................            6.9           8.9            7.4            8.7
         Selling, general and administrative .....           20.3          27.1           21.5           24.7
                                                            -----         -----          -----          -----
         Income from operations ..................           15.8           1.1           13.1            6.8
         Interest income (expense), net ..........            0.7          (0.8)           0.3           (0.8)
         Other income (expense), net .............            1.3           0.3            0.6           (0.1)
                                                            -----         -----          -----          -----
         Income before income taxes ..............           17.8           0.6           14.0            5.9
         Provision for income taxes ..............            5.9           0.1            4.3            0.7
         Non-recurring deferred tax credit .......             --            --           (2.9)            --
                                                            -----         -----          -----          -----
         Net income ..............................           11.9%          0.5%          12.6%           5.2%
                                                            =====         =====          =====          =====
         Pro forma data:

             Historical income before income taxes           17.8%          0.6%          14.0%           5.9%
             Pro forma provision for income taxes             6.6           0.3            5.2            2.3
                                                            -----         -----          -----          -----
             Pro forma net income ................           11.2%          0.3%           8.8%           3.6%
                                                            =====         =====          =====          =====

Results of Operations

     Net Sales. Net sales increased 75.6% to $50.6 million for the three months ended September 30, 1999 from $28.8 million for the three months ended September 30, 1998. International net sales were approximately $14.9 million for the three months ended September 30, 1999 or 29.5% of net sales and $10.2 million for the three months ended September 30, 1998 or 35.5% of net sales. Net sales increased 21.8% to $132.7 million for the nine months ended September 30, 1999 from $109.0 million in the same period of 1998. The increases in net sales were due to increased sales volume of MKS's existing products in the United States and Far East which resulted primarily from increased sales to the Company's semiconductor capital equipment manufacturer and semiconductor device manufacturer customers.

     Gross Profit. Gross profit as a percentage of net sales increased to 43.0% for the three months ended September 30, 1999 from 37.1% for the three months ended September 30, 1998, and to 42.0% for the nine months ended September 30, 1999 from 40.2% for the same period of 1998. The increases were primarily due to fuller utilization of existing manufacturing capacity as a result of increased net sales.

     Research and Development. Research and development expense increased 35.6% to $3.5 million or 6.9% of net sales for the three months ended September 30, 1999 from $2.6 million or 8.9% of net sales for the three months ended September 30, 1998 due to increased spending of $0.4 million for development materials related to projects in process and increased incentive compensation expense. Research and development expenses increased 3.0% to $9.8 million for the nine months ended September 30, 1999 from $9.5 million for the same period of 1998, due to increased spending for development materials related to projects in process.

     Selling, General and Administrative. Selling, general and administrative expenses increased 31.5% to $10.3 million or 20.3% of net sales for the three months ended September 30, 1999 from $7.8 million or 27.1% of net sales for the three months ended September 30, 1998. The increase was due primarily to increased incentive compensation expense of $1.6 million, professional fees, and other selling expenses. Selling, general and administrative expenses increased 5.9% to $28.6 million or 21.5% of net sales for the nine months ended September 30, 1999 from $27.0 million or 24.7% of net sales for the same period of 1998. The increase was due to increased incentive compensation expense.

     Interest Income (Expense), Net. During the three and nine months ended September 30, 1999, the Company generated interest income of $0.7 million and $1.3 million, respectively, primarily from the invested net proceeds of the initial public offering, offset by interest expense on outstanding debt. Net interest expense for the three and nine months ended September 30, 1998 represents interest on outstanding loans, offset by interest income earned on cash and cash equivalents and short-term investments.

     Other Income (Expense), Net. Other income of $0.7 million in the three months ended September 30, 1999 represents a distribution from one of MKS's mutual insurance carriers upon the initial public offering of the insurance carrier. Other income of $0.8 million for the nine months ended September 30, 1999 also includes this distribution and gains recorded from foreign exchange contracts which did not qualify for hedge accounting. Other income of $0.1 million in the three months ended September 30, 1998 represents gains recorded from foreign exchange contracts which did not qualify for hedge accounting. Other expense of $0.1 million for the nine months ended September 30, 1998 includes $0.7 million of costs associated with MKS's planned initial public offering in early 1998, offset by translation gains on intercompany payables and gains recorded from foreign exchange contracts which did not qualify for hedge accounting.

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

     Pro Forma Provision for Income Taxes. Prior to the closing of its initial public offering in April, 1999 MKS was treated as an S corporation for tax purposes. As an S corporation, MKS was not subject to federal, and certain state, income taxes. Upon the closing of its initial public offering on April 5, 1999, MKS's status as an S corporation was terminated and it became subject to taxes as a C corporation. The pro forma provision for income taxes reflects the estimated tax expense MKS would have incurred had it been subject to federal and state income taxes as a C corporation. The pro forma provision differs from the federal statutory rate due primarily to the effects of state and foreign taxes and certain tax credits. The pro forma provision for the three months ended September 30, 1999 reflects a pro forma tax rate of 37%. This rate differs from the pro forma tax rate of 38% for 1998 due to increased tax credits in 1999.

LIQUIDITY AND CAPITAL RESOURCES

MKS has financed its operations and capital requirements through a combination of cash provided by operations, long-term real estate financing, capital lease financing and short-term lines of credit. On April 5, 1999 the Company closed the initial public offering of its Common Stock. In connection with this offering and the exercise of an over-allotment option by the underwriters, the Company sold 6,375,000 shares of Common Stock at a price of $14.00 per share. The net proceeds to the Company were approximately $82,000,000 and were received in the second quarter of 1999. Underwriting discounts and commissions were approximately $6,200,000, and other offering costs were approximately $1,000,000. On April 5, 1999 MKS distributed $40,000,000, which is the estimated amount of its undistributed S Corporation earnings as of the day prior to the closing of the offering.

Operations provided cash of $11.0 million for the nine months ended September 30, 1999 primarily impacted by net income, depreciation and changes in the levels of accounts payable, accrued expenses, and accounts receivable. Investing activities utilized cash of $38.8 million for the nine months ended September 30, 1999 primarily from purchasing short-term investments with the net proceeds from the initial public offering and for the purchase of property and equipment. Financing activities provided cash of $40.3 million, with net proceeds from the initial public offering of $82.1 million offset by the distribution to stockholders of $40.0 million.

Working capital was $88.4 million as of September 30, 1999, an increase of $56.9 million from December 31, 1998. MKS has a combined $30.0 million line of credit with two banks, expiring December 31, 1999, all of which is available. MKS is currently in the process of renewing the line of credit with the two banks.

Prior to its initial public offering, the Company entered into a Tax Indemnification and S Corporation Distribution Agreement with its then existing stockholders (the "pre-IPO stockholders"). The agreement includes provisions for the payment, with interest, by the pre-IPO stockholders or MKS, as the case may be, for the difference between the $40,000,000 distributed as an estimate of the amount of the accumulated adjustments account as of April 4, 1999, which is the date the Company's S Corporation status was terminated, and the actual amount of the accumulated adjustments account on that day. The actual amount of the accumulated adjustments account cannot be determined until MKS calculates the amount of its taxable income for the year ending December 31, 1999. Based on the Company's estimate of the taxable income for the year ending December 31, 1999, MKS believes that an additional future distribution to the pre-IPO stockholders will be required under this agreement. The amount of the additional distribution is currently estimated to be between $2,500,000 and $3,500,000. The amount of the additional distribution will be charged directly to historical retained earnings and will have no impact on net income or earnings per share. No current shareholders, other than the pre-IPO stockholders, are parties to the Tax Indemnification and S Corporation Distribution Agreement.

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

State of Readiness

     MKS designed and began implementation of a multi-phase Year 2000 project which consists of:

     - assessment of the corporate systems and operations including both information technology and non-information technology that could be affected by the Year 2000 problem

     -    remediation of non-compliant systems and components

     -    testing of systems and components following remediation

     MKS, under the guidance of its Information Technology Steering Committee, has focused its Year 2000 review on four areas:

     -    internal computer software and hardware

     -    product compliance

     -    facilities and manufacturing equipment

     -    third-party compliance

     Internal Computer Software and Hardware. MKS uses information technology for its internal infrastructure, which consists of its main enterprise systems which include the systems used, in part, for purchase orders, invoicing, shipping and accounting, and individual workstations, including personal computers, and its network systems.

     Because MKS's business and manufacturing systems, such as its main enterprise systems, are essential to its business, financial condition and results of operations, MKS began its assessment of these systems prior to its other non-critical information technology systems. MKS began its assessment in the fall of 1997, and in November 1997, MKS developed a remediation plan for all identified noncompliant business and manufacturing systems. This remediation plan was implemented in January 1998. By July 1998, MKS had installed new systems or upgraded existing systems. Based upon post-implementation testing and review, management believes that all business and manufacturing systems are Year 2000 compliant.

     MKS's personal computer based systems were assessed in early 1998. MKS believes that all non-compliant hardware and software was identified by March 1998, at which time it made a list prioritizing databases to be remedied. Critical databases were identified and were scheduled for remediation prior to other databases. Remediation plans to convert the databases were initiated in November 1998. MKS believes its critical and non-critical personal computer based systems are Year 2000 compliant.

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

     Facilities and Manufacturing Equipment. Some aspects of MKS's facilities and manufacturing equipment may include embedded technology, such as microcontrollers. The Year 2000 problem could cause a system failure or miscalculation in such facilities or manufacturing equipment which could disrupt MKS's operations. Affected areas include security systems, elevator controls, voice mail and phone systems, clean room environmental controls, numerically controlled production machinery and computer based production equipment. MKS organized a team of experienced managers in November 1998 to assess the potential problems in these areas. An assessment of all facilities and manufacturing equipment was conducted through December 1998, and a remediation plan was developed in January 1999. MKS believes its facilities and manufacturing equipment are Year 2000 compliant.

     Third-Party Compliance. MKS has relationships with third-parties including customers and vendors and suppliers of goods, services and computer interfaces. The failure of such persons to implement and execute Year 2000 compliance measures in a timely manner, if at all, could, among other things:

     -    adversely affect MKS's ability to obtain components in a timely manner

     -    cause a reduction in the quality of components obtained by MKS

     - cause a reduction, delay or cancellation of customer orders received by MKS or a delay in payments by its customers for products shipped

     - result in the loss of services that would be necessary for MKS to operate in the normal course of business

     MKS assessed which of these third-party goods, services and interfaces were critical to its operations and developed and mailed a standard survey to each third-party deemed critical in January 1998. Based on this survey and its review of survey data, MKS believes all critical third-parties have achieved satisfactory compliance.

Costs

     MKS's costs to date associated with assessment, remediation and testing activities concerning the Year 2000 problem have been approximately $3 million. MKS has funded these activities principally through cash provided by operations and existing leasing lines of credit. It is not possible for MKS to completely estimate the costs incurred in its remediation effort as many of its employees have focused and will continue to focus significant efforts in evaluating MKS's Year 2000 state of readiness and in remediating problems that have arisen, and will continue to arise, from such evaluation.

Contingency Plan

     MKS has not formulated contingency plans related to the failure of its or a third-party's Year 2000 remediation efforts. Contingency plans for the failure to implement compliance procedures have not been completed because it is the intent of MKS to complete all required modifications and to test modifications thoroughly prior to December 31, 1999.

     MKS believes it has taken steps in its multi-phase Year 2000 project to identify and remediate material Year 2000 related issues. However, there can be no assurance that MKS has identified and remediated all material Year 2000 related issues. Additionally, there can be no assurance that unexpected delays or problems will not occur that would have a material adverse effect on the Company's financial condition or results of operations.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

Cyclicality of the Semiconductor Industry

     MKS estimates that approximately 60% of its sales during 1997 and 1998 were to semiconductor capital equipment manufacturers and semiconductor device manufacturers, and MKS expects that sales to such customers will continue to account for a substantial majority of its sales. MKS's business depends substantially upon the capital expenditures of semiconductor device manufacturers, which in turn depend upon the demand for semiconductors and other products utilizing semiconductors. Periodic reductions in demand for the products manufactured by semiconductor capital equipment manufacturers and semiconductor device manufacturers may adversely affect MKS's business, financial condition and results of operations. Historically, the semiconductor market has been highly cyclical and has experienced periods of overcapacity, resulting in significantly reduced demand for capital equipment. For example, in 1996 and 1998 the semiconductor industry experienced a significant decline, which caused a number of MKS's customers to reduce their orders. MKS cannot be certain that semiconductor downturns will not recur. A decline in the level of orders as a result of any future downturn or slowdown in the semiconductor industry could have a material adverse effect on MKS's business, financial condition and results of operations.

Asian Economies

     The financial markets in Asia, one of MKS's principal international markets, have experienced significant turbulence. Turbulence in the Asian markets can adversely affect MKS's net sales and results of operations. MKS's direct net sales to customers in Asian markets have been approximately 17% to 20% of total net sales for the past three years. MKS's sales include both direct sales to the semiconductor industry in Asia, as well as to semiconductor capital equipment manufacturers that derive a significant portion of their revenue from sales to the Asian semiconductor industry. Turbulence in the Asian markets began to adversely affect the semiconductor device manufacturers and semiconductor capital equipment manufacturers in 1997 and 1998.

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

     A significant percentage of MKS's expenses are relatively fixed and based in part on expectations of future net sales. The inability to adjust spending quickly enough to compensate for any shortfall would magnify the adverse impact of a shortfall in net sales on MKS's results of operations. Factors that could cause fluctuations in MKS's net sales include:

     -    The timing of the receipt of orders from major customers

     -    Shipment delays

     -    Disruption in sources of supply

     -    Seasonal variations of capital spending by customers

     -    Production capacity constraints

     -    Specific features requested by customers

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

     Attempts to lessen the adverse effect of any loss or reduction through the rapid addition of new customers could be difficult because prospective customers typically require lengthy qualification periods prior to placing volume orders with a new supplier. The Company's future success will continue to depend upon:

     -    MKS's ability to maintain relationships with existing key customers

     -    MKS's ability to attract new customers

     - the success of MKS's customers in creating demand for their capital equipment products which incorporate MKS's products

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

Risks Related to Year 2000 Compliance

     MKS has implemented a multi-phase Year 2000 project consisting of assessment and remediation, and testing following remediation. MKS cannot, however, be certain that it has identified all of the potential risks. Failure by the Company to identify and remediate all material Year 2000 risks could adversely affect its business, financial condition and results of operations. MKS has identified the following risks:

     - MKS cannot be certain that the entities on whom it relies for certain goods and services that are important for its business will be successful in addressing all of their software and systems problems in order to operate without disruption in the year 2000 and beyond

     - MKS's customers or potential customers may be affected by Year 2000 issues that may, in part:

          -    cause a delay in payments for products shipped

          - cause customers to expend significant resources on Year 2000 compliance matters, rather than investing in MKS's products

     - MKS has not developed a contingency plan related to the failure of its or a third-party's Year 2000 remediation efforts and may not be prepared for such an event

     Further, while MKS has made efforts to notify its customers who have purchased potential non-compliant products, the Company cannot be sure that customers who purchased such products will not assert claims against MKS alleging that such products should have been Year 2000 compliant at the time of purchase, which could result in costly litigation and divert management's attention.

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

     MKS has limited experience selling its products in certain markets outside the semiconductor industry. The Company cannot be certain that it will be successful in the expansion of its business outside the semiconductor industry. MKS's future success will depend in part on its ability to:

     -    identify new applications for MKS's products

     -    adapt MKS's products for such applications

     -    market and sell such products to customers

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

Intellectual Property Matters

     Although MKS seeks to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, MKS cannot be certain that:

     -    it will be able to protect its technology adequately

     - competitors will not be able to develop similar technology independently

     -    any of its pending patent applications will be issued

     - intellectual property laws will protect its intellectual property rights

     - third parties will not assert that MKS's products infringe patent, copyright or trade secrets of such parties

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

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     (d) Use of Proceeds from Sales of Registered Securities. There has been no change to the information previously provided by the Company on Form 10-Q for the period ended March 31, 1999 relating to the securities sold by the Company pursuant to the Registration Statement on Form S-1 (Reg. No. 333-71363) that was declared effective by the Securities and Exchange Commission on March 29, 1999.

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

                                           MKS INSTRUMENTS, INC.




November 11, 1999                          By: /s/ Ronald C. Weigner
                                           -------------------------------------
                                           Ronald C. Weigner
                                           Vice President and Chief Financial
                                             Officer (Principal Accounting
                                             Officer)