Form 10-K
period 1999-12-31
MKS INSTRUMENTS INC
filed 2000-03-30
CIK 1049502

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
                         TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                         Commission file number 0-23621

                              MKS INSTRUMENTS, INC.
             (Exact name of registrant as specified in its charter)

           Massachusetts                                       04-2277512
    (State or other jurisdiction                            (I.R.S. Employer
 of incorporation or organization)                        Identification No.)

     Six Shattuck Road, Andover, Massachusetts                   01810
      (Address of principal executive offices)                 (Zip Code)

    Registrant's telephone number, including area code      (978) 975-2350

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, NO PAR VALUE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of February 11, 2000: $331,073,252

Number of shares outstanding of the issuer's Common Stock, no par value, as of February 11, 2000: 24,770,231

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the MKS 1999 Annual Report for the year ended December 31, 1999 are incorporated by reference into Parts I, II and IV of this Form 10-K.

Portions of the definitive Proxy Statement for MKS' Annual Meeting of Stockholders to be held on May 17, 2000 are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

    MKS is a leading worldwide developer, manufacturer and supplier of instruments, components and subsystems used to measure, control and analyze gases in semiconductor manufacturing and similar industrial manufacturing processes. MKS offers a comprehensive line of products which are used to manufacture, among other things:

   -     semiconductors

   -     optical filters and fiber optics cables for data and telecommunications

   -     flat panel displays

   -     magnetic and optical storage devices and media, including:

         -    compact disks

         -    hard disk storage devices

         -    magnetic devices for reading disk data

         -    digital video disks

         -    optical storage disks or laser readable disks

   -     solar panels

   -     eyeglasses

   -     architectural glass

   -     cutting tools

   -     freeze-dried pharmaceuticals

   Products

MKS supplies products in three principal product areas. We also provide value-added integrated subsystems combining these products. Our products include:

   -    Pressure Measurement and Control Products

   -    Material Delivery and Analysis Products

   -    Vacuum Products

     PRESSURE MEASUREMENT AND CONTROL PRODUCTS. MKS designs and manufactures a wide range of gas pressure measurement and control instrumentation. Each product line consists of products which are designed for a variety of pressure ranges and accuracies.

     Baratron Pressure Measurement Products. MKS's Baratron pressure measurement products are high precision pressure measurement instruments. MKS has five Baratron product families that range from high accuracy digital output instruments to simple electronic switches. These products are typically used to measure the pressure of the gases being distributed upstream of the process chambers, to measure process chamber pressures and to measure pressures between process chambers, vacuum pumps and exhaust lines. Baratron instruments measure pressures at ranges from two hundred times atmospheric pressure to one billionth of atmospheric pressure. MKS believes it offers the widest range of gas pressure measurement instruments in the semiconductor and advanced thin-film materials processing industries.

     A key feature of Baratron instruments is the ability to measure pressure independent of gas composition, which is critical for precise pressure control of semiconductor processes that involve gas mixtures. In these processes, there is a need to control both pressure and gas mixture, but the pressure measurement instrument must measure only the pressure of the sum of the gases in the chamber, independent of gas composition. The Baratron instruments enable users to achieve a highly precise, accurate and repeatable measurement of gas pressure. Pressure measurement, independent of gas composition, is also useful during process steps used to remove atmospheric gases as well as those used to introduce specific amounts of various types of gases. Such processes are used to manufacture fluorescent bulbs and to fabricate gas lasers.

    Automatic Pressure and Vacuum Control Products. MKS's automatic pressure control products consist of analog and digital automatic pressure and vacuum control electronic instruments and valves. These products enable precise control of process pressure by electronically actuating valves which control the flow of gases in and out of the process chamber to minimize the difference between desired and actual pressure in the chamber. The electronic controllers vary from simple analog units with precise manual tuning capability to state-of-the-art self-tuning, digital signal processing controllers. The valve products vary from small gas inlet valves to large exhaust valves.

    In most cases, MKS's Baratron pressure measurement instruments provide the pressure input to the automatic pressure control device. Together, these components create an integrated automatic pressure control system. MKS's pressure control products can also accept inputs from other measurement instruments, enabling the automatic control of gas input or exhaust based on parameters other than pressure.

    MKS has recently introduced a line of integrated pressure controllers that combine the functions of its Baratron pressure measurement instrument, flow measurement instrument, control electronics and valve into a four-inch long instrument which can be placed directly on a gas line to control pressure downstream of the instrument while indicating the gas flow rate. This addresses the need for smaller components, saving valuable clean room space.

    MATERIALS DELIVERY AND ANALYSIS PRODUCTS. MKS designs and manufactures a wide range of flow and composition analysis measurement and control instrumentation. Each product line consists of products which are designed for a variety of flow and composition ranges and accuracies.

    Flow Measurement and Control Products. MKS's flow measurement products include gas, vapor and liquid flow measurement products based upon thermal conductivity, pressure and direct liquid injection technologies. The flow control products combine the flow measuring device with valve control elements based upon solenoid, piezo-electric and piston pump technologies. The products measure and automatically control the mass flow rate of gases and vapors into the process chamber. MKS's broad product lines include products that allow the precise, automatic flow control of inert or corrosive gases, the automatic control of low vapor pressure gases and heated liquid source materials, and the automatic control of delicate, advanced technology liquid sources and vaporized solid sources for next generation devices.

    MKS's line of thermal-based mass flow controllers, which control gas flow based on the molecular weight of gases, includes all-metal-sealed designs and ultra-clean designs for semiconductor applications, and general purpose controllers for applications where all-metal-sealed construction is not required. MKS has also developed pressure-based mass flow controllers, based on Baratron pressure instrument measurement and control technology, which use flow restrictors in the gas line to transform pressure control into mass flow control.

    Certain new materials required for the next generation of semiconductor devices are difficult to control using traditional thermal mass flow technology. To control these new materials, MKS has designed a direct liquid injection subsystem which pumps a precise volume of liquid into a vaporizer, which in turn supplies a controlled flow of vapor into the process chamber. The direct liquid injection subsystem pump and vaporizer are presently used principally for research and development applications for next generation semiconductor device conductors, diffusion barriers and insulators, such as copper, titanium nitride and dielectric materials.

    MKS's flow measurement products also include a calibration system which independently measures mass flow and compares this measurement to that of the process chamber mass flow controller. The demand for the MKS calibration system is driven by the increasingly stringent process control needs of the semiconductor industry and the need to reduce costly downtime resulting from stopping operations to address mass flow controller problems.

    Gas Composition Analysis Instruments. MKS's gas analysis instruments are sold primarily to the semiconductor industry. The residual gas analysis product lines include a quadrapole mass spectrometer sensor, which is a device that separates gases based on molecular weight. MKS's quadrapole mass spectrometer sensors include built-in electronics to analyze the composition of background and process gases in the process chamber. MKS's ORION process monitoring system is a sophisticated quadrapole mass spectrometer process analyzer for statistical process monitoring of manufacturing processes operating from very low pressures to atmospheric pressure. These instruments are provided both as portable laboratory systems and as process gas monitoring systems used in the diagnosis of semiconductor manufacturing process systems and are sold at prices ranging up to $80,000. The gas monitoring systems can indicate out-of-bounds conditions, such as the presence of undesirable atmospheric gases, water vapor or out-of-tolerance amounts of specific gases in the process chamber, enabling operators to diagnose and repair faulty equipment. MKS's gas sampling systems provide a turn-key solution for withdrawing gases from chambers at relatively high pressures for introduction into the low pressure gas analyzers. Next generation semiconductor manufacturing processes, with smaller circuit patterns and larger wafer sizes, are expected to require sophisticated gas analysis instruments and/or monitoring equipment to ensure tighter process control and earlier diagnosis of equipment malfunction.

     VACUUM PRODUCTS. MKS designs and manufactures a wide variety of vacuum technology products, including vacuum gauges, vacuum valves and components.

    Vacuum Gauging Products. MKS offers a wide range of vacuum instruments consisting of vacuum measurement sensors and associated power supply and readout units. These vacuum gauges measure phenomena that are related to the level of pressure in the process chamber and downstream of the process chamber between the chamber and the pump. Unlike Baratron pressure measurement instruments, vacuum gauges do not measure pressure directly. These gauges are used to measure vacuum at pressures lower than those measurable with a Baratron pressure measurement instrument or to measure vacuum in the Baratron pressure measurement instrument range where less accuracy is required. MKS's indirect pressure gauges use thermal conductivity and ionization gauge technologies to measure pressure from atmospheric pressure to one trillionth of atmospheric pressure. MKS's Baratron pressure measurement instruments, together with its vacuum gauges, are capable of measuring the full range of pressures used in semiconductor and other thin-film manufacturing processes from two hundred times atmospheric pressure to one trillionth of atmospheric pressure.

    MKS also manufactures a wide range of vacuum gauge instruments in which the associated electronics are packaged with the vacuum sensor, reducing panel space and installation cost. MKS offers both analog and digital versions of these vacuum gauge transducers.

    Vacuum Valves and Components. MKS's vacuum valves are used on the gas lines between the process chamber and the pump downstream of the process chamber. MKS's vacuum components consist of flanges, fittings, traps and heated lines that are used downstream from the process chamber to provide leak free connections and to prevent condensable materials from depositing particles near or back into the chamber. The manufacture of small circuit patterns cannot tolerate contamination from atmospheric leaks or particles. MKS's vacuum components are designed to minimize such contamination and thus increase yields and uptimes.

MARKETS AND APPLICATIONS

    MKS estimates that approximately two-thirds of its sales in 1999 were made to the semiconductor industry. MKS's products are also used in other markets and applications including the manufacture of, among other things:

     -    optical filters and fiber optic cables for data and telecommunications

     -    flat panel displays

     -    magnetic and optical storage media

     -    solar panels

     -    gas lasers

     -    eyeglasses

     -    architectural glass

     -    cutting tools

     -    freeze-dried pharmaceuticals

    MKS sells its products primarily through its direct sales force in 22 offices in France, Germany, Japan, Korea, The Netherlands, Singapore, Taiwan, the United Kingdom and the United States. This direct sales force is supplemented by sales representatives and agents in Canada, China, India, Israel, and Italy and in selected U.S. cities. The major markets for MKS's products include:

Semiconductor Manufacturing

    MKS's products are sold to semiconductor capital equipment manufacturers and semiconductor device manufacturers. MKS's products are used in the major semiconductor processing steps such as:

     -    depositing materials onto substrates

     -    etching circuit patterns

     - implanting positively charged atoms into a substrate to alter electrical characteristics

    MKS's products are also used for process facility applications such as gas distribution, pressure control and vacuum distribution in clean rooms where semiconductor manufacturing takes place. MKS anticipates that the semiconductor manufacturing market will continue to account for a substantial portion of its sales. While the semiconductor device manufacturing market is global, the major semiconductor capital equipment manufacturers are concentrated in the United States, Japan and Europe.

Optical Filters, Optical Fibers and Other Coating

    MKS's products are used in optical filter, optical fiber and other optical thin-film coating processes. MKS's products are sold both to coating equipment manufacturers and to manufacturers of products made using optical thin-film coating processes. Optical filters and fibers used for data transmission are manufactured using processes to deposit chemical vapors which are similar to those used in semiconductor manufacturing. The requirement for greater data transmission is driving the need for tighter control of optical filters and fiber coating processes. Optical thin films for eyeglasses, solar panels and architectural glass are deposited using processes to deposit chemical vapors and gaseous metals similar to those used in semiconductor manufacturing. Optical filter, optical fiber and other optical thin-film processing are concentrated in the United States, Japan and Europe.

Flat Panel Display Manufacturing

    MKS's products are used in the manufacture of flat panel displays, which require the same or similar fabrication processes as semiconductor manufacturing. MKS sells its products both to flat panel original equipment manufacturers and to end-users in the flat panel display market. The transition to larger panel size and higher definition is driving the need for defect reduction which requires tighter process controls. The major manufacturers for flat panel displays and flat panel display equipment are concentrated in Japan.

Magnetic and Optical Storage Media

    MKS's products are used in the manufacture of:

     -    magnetic storage media which store and read data magnetically

     -    optical storage media which store and read data using laser technology

     -    compact disks

     -    hard disks

     -    data storage devices

     -    digital video or versatile disks

    The transition to higher density storage capacity requires manufacturing processes incorporating tighter process controls. While storage media manufacturing is global, the major manufacturers are concentrated in Japan and the Asia-

Pacific region and storage media capital equipment manufacturers are concentrated in the United States, Japan and Europe.

Other Coating Markets

    MKS's pressure and flow measurement and control instruments are also used in processes for the application of thin films to harden tool bit surfaces, for the application of diamond thin films to enhance surface hardness and durability and for coatings used for food container packaging, jewelry and ornaments. The major equipment and process providers are concentrated in the United States, Japan and Europe.

Other Markets

    MKS's products are used in plasma processes used to sterilize medical instruments, in vacuum freeze drying of pharmaceuticals, foods and beverages, and in vacuum processes involved in light bulb and gas laser manufacturing. MKS's products are also sold to government, university and industrial laboratories for vacuum applications involving research and development in materials science, physical chemistry and electronics materials. The major equipment and process providers and research laboratories are concentrated in the United States, Japan and Europe.

SALES, MARKETING AND SUPPORT

    MKS's worldwide sales, marketing and support organization is critical to its strategy of maintaining close relationships with semiconductor capital equipment manufacturers and semiconductor device manufacturers. MKS sells its products primarily through its direct sales force. As of December 31, 1999, MKS had 126 sales employees in 22 offices in France, Germany, Japan, Korea, The
Netherlands, Singapore, Taiwan, the United Kingdom and the United States. This direct sales force is supplemented by sales representatives and agents in Canada, China, India, Israel, and Italy and in selected U.S. cities. MKS maintains a marketing staff to identify customer requirements, assist in product planning and specifications and to focus on future trends in the semiconductor and other markets.

    As semiconductor device manufacturers have become increasingly sensitive to the significant costs of system downtime, they have required that suppliers offer comprehensive local repair service and close customer support. Manufacturers require close support to enable them to repair, modify, upgrade and retrofit their equipment to improve yields and adapt new materials or processes. To meet these market requirements, MKS maintains a worldwide sales and support organization with offices in 22 locations. Technical support is provided by applications engineers located at offices in Arizona, California, Colorado, Massachusetts, Oregon and Texas, as well as Canada, France, Germany, India, Israel, Italy, Japan, Korea, The Netherlands, Singapore, Taiwan and the United Kingdom. Repair and calibration services are provided at 14 service depots located worldwide. MKS provides warranties from one to three years, depending upon the type of product. In addition, MKS offers training programs for its customers in a wide range of vacuum and gas processing technologies.

RESEARCH AND DEVELOPMENT

    MKS's research and development efforts are directed toward developing and improving MKS's gas management instruments and components for semiconductor and advanced thin-film processing applications and identifying and developing products for new applications for which gas management plays a critical role. MKS has undertaken an initiative to involve its marketing, engineering, manufacturing and sales personnel in the concurrent development of new products in order to reduce the time to market for new products. MKS's employees also work closely with its customers' development personnel. These relationships help MKS identify and define future technical needs on which to focus its research and development efforts. In addition, MKS participates in S.I.S.A. (Semiconductor Industry Suppliers Association), a consortium of semiconductor equipment suppliers, to assist in product development and standardization of product technology, and it supports research at academic institutions targeted at advances in materials science and semiconductor process development.

COMPETITION

    The market for MKS's products is highly competitive. Principal competitive factors include:

     -    historical customer relationships

     -    product quality, performance and price

     -    breadth of product line

     -    manufacturing capabilities

     -    customer service and support

    While MKS believes that it competes favorably with respect to these factors, there can be no assurance that it will continue to do so.

    MKS encounters substantial competition in each of its product lines from a number of competitors, although no one competitor competes with MKS across all product lines. Certain of MKS's competitors have greater financial and other resources than MKS. In some cases, the competitors are smaller than MKS, but well-established in specific product niches. Millipore Corporation offers products that compete with MKS's pressure and flow products. Aera Corporation, STEC, and Unit Instruments, each offer products that compete with MKS's mass flow control products. Nor-Cal Products, Inc. and MDC Vacuum Products, Inc., each offer products that compete with MKS's vacuum components. Leybold-Inficon, Inc., offers products that compete with MKS's vacuum measuring and gas analysis products. Helix Technology Corporation offers products that compete with MKS's vacuum gauging products. Spectra International LLC offers products that compete with MKS's gas analysis products.

    In some cases, particularly with respect to mass flow controllers, semiconductor device manufacturers may direct semiconductor capital equipment manufacturers to use a specified supplier's product in their equipment. Accordingly, MKS's success depends in part on its ability to have semiconductor device manufacturers specify that its products be used at their fabrication facilities and MKS may encounter difficulties in changing established relationships of competitors with a large installed base of products at such customers' fabrication facilities. In addition, MKS's competitors can be expected to continue to improve the design and performance of their products. There can be no assurance that competitors will not develop products that offer price or performance features superior to those of MKS's products.

PATENTS AND OTHER INTELLECTUAL PROPERTY RIGHTS

     MKS relies on a combination of patent, copyright, trademark and trade secret laws and license agreements to establish and protect its proprietary rights. As of December 31, 1999, MKS held 55 U.S. patents and had 13 pending U.S. patent applications. Foreign counterparts of certain of these applications have been filed or may be filed at the appropriate time. While MKS believes that certain patents may be important for certain aspects of its business, MKS believes that its success depends more upon close customer contact, innovation, technological expertise, responsiveness and worldwide distribution.

    The Company is not engaged in any material disputes with other parties with respect to the ownership or use of the Company's proprietary technology. However, there can be no assurance that other parties will not assert technology infringement claims or other claims against the Company in the future. The litigation of such a claim may involve significant expense and management time. In addition, if any such claim were successful, the Company could be required to pay monetary damages and may also be required to either refrain from distributing the infringing product or obtain a license from the party asserting the claim (which license may not be available on commercially reasonable terms).

EMPLOYEES

    As of December 31, 1999, MKS employed 1,006 persons. Management believes that MKS's ongoing success depends upon its continued ability to attract and retain highly skilled employees. None of MKS's employees is represented by a labor union or party to a collective bargaining agreement. MKS believes that its employee relations are good.

FACTORS AFFECTING FUTURE OPERATING RESULTS

    MKS believes that this document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management of MKS, based on information currently available to MKS' management. Use of words such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "should," "likely" or similar expressions, indicate a forward looking statement. Forward-looking statements involve risks, uncertainties and assumptions. Certain of the information contained in this Annual Report on Form 10-K consists of forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include the following:

Cyclicality of the Semiconductor Industry

MKS estimates that approximately 66% of its sales during 1999 were to semiconductor capital equipment manufacturers and semiconductor device manufacturers, and MKS expects that sales to such customers will continue to account for a substantial majority of its sales. MKS's business depends substantially upon the capital expenditures of semiconductor device manufacturers, which in turn depend upon the demand for semiconductors and other products utilizing semiconductors. Periodic reductions in demand for the products manufactured by semiconductor capital equipment manufacturers and semiconductor device manufacturers may adversely affect MKS's business, financial condition and results of operations. Historically, the semiconductor market has been highly cyclical and has experienced periods of overcapacity, resulting in significantly reduced demand for capital equipment. For example, in 1996 and 1998 the semiconductor industry experienced a significant decline, which caused a number of MKS's customers to reduce their orders. MKS cannot be certain that semiconductor downturns will not recur. A decline in the level of orders as a result of any future downturn or slowdown in the semiconductor industry could have a material adverse effect on MKS's business, financial condition and results of operations.

Fluctuations in Operations Results

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

Customer Concentration

MKS's five largest customers in 1999 and 1998 accounted for approximately 33% and 24%, respectively, of its net sales. The loss of a major customer or any reduction in orders by such customers, including reductions due to market or competitive conditions, would likely have a material adverse effect on MKS's business, financial condition and results of operations. During 1999, one customer, Applied Materials, Inc., accounted for approximately 22% of MKS's net sales. While the Company has entered into a purchase contract with Applied Materials, Inc. that expires in 2000 unless it is extended by mutual agreement, none of MKS's significant customers, including Applied Materials, Inc., has entered into an agreement requiring it to purchase any minimum quantity of MKS's products. The demand for MKS's products from its semiconductor capital equipment customers depends in part on orders received by them from their semiconductor device manufacturer customers.

Attempts to lessen the adverse effect of any loss or reduction through the rapid addition of new customers could be difficult because prospective customers typically require lengthy qualification periods prior to placing volume orders with a new supplier. The Company's future success will continue to depend upon MKS's ability to maintain relationships with existing key customers, MKS's ability to attract new customers, and the success of MKS's customers in creating demand for their capital equipment products which incorporate MKS's products.

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

International Operations and Sales

International sales, which include sales by MKS's foreign subsidiaries, but exclude direct export sales which were less than 10% of total net sales, accounted for approximately 31% of net sales in 1999, and 32% of net sales in 1998. MKS anticipates that international sales will continue to account for a significant portion of net sales. In addition, certain of MKS's key domestic customers derive a significant portion of their revenues from sales in international markets. Therefore, MKS's sales and results of operations could be adversely affected by economic slowdowns and other risks associated with international sales.

Exchange rate fluctuations could have an adverse effect on MKS's net sales and results of operations and the Company could experience losses with respect to its hedging activities. Unfavorable currency fluctuations could require MKS to increase prices to foreign customers which could result in lower net sales to such customers. Alternatively, if MKS does not adjust the prices for its products in response to unfavorable currency fluctuations, its results of operations could be adversely affected. In addition, sales made by MKS's foreign subsidiaries are denominated in the currency of the country in which these products are sold and the currency MKS receives in payment for such sales could be less valuable at the time of receipt as a result of exchange rate fluctuations. While MKS enters into forward exchange contracts and local currency purchased options to reduce currency exposure arising from intercompany sales of inventory, MKS cannot be certain that its efforts will be adequate to protect the Company against significant currency fluctuations or that such efforts will not expose MKS to additional exchange rate risks.

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

MARKET RISK AND SENSITIVITY ANALYSIS

Foreign Exchange Rate Risk

MKS enters into forward exchange contracts and local currency purchased options to reduce currency exposure arising from intercompany sales of inventory. The potential fair value loss for a hypothetical 10% adverse change in forward currency exchange rates on MKS's forward exchange contracts at December 31, 1999 would be $502,000. The potential loss was estimated by calculating the fair value of the forward exchange contracts at December 31, 1999 and comparing that with those calculated using the hypothetical forward currency exchange rates.

The value of the local currency purchased options at December 31, 1999 was immaterial.

At December 31, 1999, MKS had $12,423,000 related to short-term borrowings denominated in Japanese yen. The carrying value of these short-term borrowings approximates fair value due to their short period to maturity. Assuming a hypothetical 10% adverse change in the Japanese yen to U.S. dollar year end exchange rate, the fair value of these short-term borrowings would increase by $1,381,000. The potential increase in fair value was estimated by calculating the fair value of short-term borrowings at December 31, 1999 and comparing that with the fair value using the hypothetical year end exchange rate.

Interest Rate Risk

MKS is exposed to fluctuations in interest rates in connection with its variable rate term loans. In order to minimize the effect of changes in interest rates on earnings, MKS entered into an interest rate swap that fixed the interest rate on its variable rate term loans. Under the swap agreement, MKS pays a fixed rate of 5.85% on the notional amount and receives LIBOR. At December 31, 1999, the notional amount of the interest rate swap was equal to the principal amount of the variable rate term loans. The potential increase in the fair value of term loans when adjusting for the interest rate swap paying at a fixed rate resulting from a hypothetical 10% decrease in interest rates was not material.

Due to its short-term duration the fair value of the Company's cash and investment portfolio at December 31, 1999 approximated its carrying value. Interest rate risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for securities contained in the investment portfolio. The resulting hypothetical fair value was not materially different from the year-end carrying value.

ITEM 2.  PROPERTIES

    The following table provides information concerning MKS's principal and certain other owned and leased facilities as of December 31, 1999:

                                                                                                                       LEASE
                LOCATION             SQ. FT.          ACTIVITY                    PRODUCTS MANUFACTURED               EXPIRES
      Andover, Massachusetts          82,000     Headquarters,                  Pressure measurement and                 (1)
                                                 Manufacturing, Customer        control products
                                                 Support and Research &
                                                 Development

      Boulder, Colorado               86,000     Manufacturing, Customer        Vacuum products                          (2)
                                                 Support, Service and
                                                 Research & Development

      Methuen, Massachusetts          85,000     Manufacturing, Customer        Pressure measurement and                 (1)
                                                 Support, Service and           control products; Materials
                                                 Research & Development         delivery and analysis products

      Lawrence, Massachusetts         40,000     Manufacturing                  Pressure measurement and                 (1)
                                                                                control products

      Tokyo, Japan                    20,700     Manufacturing, Sales,          Materials delivery and                   (3)
                                                 Customer Support,              analysis products
                                                 Service and Research &
                                                 Development

      Richardson, Texas               14,600     Manufacturing, Sales,          Pressure measurement and               8/31/01
                                                 Customer Support and           control products
                                                 Service

      Santa Clara, California         13,000     Sales, Customer Support        Not applicable                           (4)
                                                 and Service

      Munich, Germany                 14,100     Manufacturing, Sales,          Pressure measurement and                 (1)
                                                 Customer Support,              control products; Materials
                                                 Service and Research &         delivery and analysis products
                                                 Development

      Le Bourget, France              13,700     Sales, Customer Support        Not applicable                           (1)
                                                 and Service

      Austin, Texas                   8,200      Sales, Customer Support        Not applicable                         1/30/03
                                                 and Service

      Seoul, Korea                    4,760      Manufacturing, Sales,          Materials delivery and                 5/30/00*
                                                 Customer Support and           analysis products
                                                 Service

      Cheshire, U.K.                  2,200      Manufacturing, Sales,          Materials delivery and                 10/5/09
                                                 Customer Support and           analysis products
                                                 Service

      Singapore                       2,050      Sales, Customer Support        Not applicable                         3/25/01
                                                 and Service

      Taiwan                          2,050      Sales, Customer Support        Not applicable                         12/31/01
                                                 and Service

----------

(1)  This facility is owned by MKS.

(2) MKS leases one facility which has 39,000 square feet of space and a lease term which expires 10/31/01 and owns a second and third facility with 28,000 and 19,000 square feet of space, respectively.

(3) MKS leases a facility which has 14,000 square feet of space and a lease term which expires 4/30/01 and owns another facility with 6,700 square feet of space.

(4) MKS leases one facility with 4,000 square feet of space on a month-to-month basis, a second facility of 4,000 square feet with a lease term which expires on 1/30/03. MKS owns a third facility of 5,000 square feet.

*    MKS has an option to extend this lease for a period of two years.

    In addition to manufacturing and other operations conducted at the foregoing leased or owned facilities, MKS provides worldwide sales, customer support and services from various other leased facilities throughout the world not listed in the table above. See "Business -- Sales, Marketing and Support."

ITEM 3.  LEGAL PROCEEDINGS

    MKS is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of Fiscal 1999 through the solicitation of proxies of otherwise.

                                     PART II

ITEM 5. MARKETS FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

    The information required by this item is set forth under the caption "Supplemental Stockholders Information" on page 28 of our 1999 Annual Report and is incorporated herein by reference and is filed herewith as Exhibit 13.1.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The information required by this item is set forth under the caption "Selected Consolidated Financial Data" on page 20 of our 1999 Annual Report and is incorporated herein by reference and is filed herewith as Exhibit 13.1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    The information required by this item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" on pages 21 through 27 of our 1999 Annual Report and is incorporated herein by reference and is filed herewith as Exhibit 13.1.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information required by this item is set forth under the caption "Market Risk and Sensitivity Analysis" on page 27 of our 1999 Annual Report and is incorporated herein by reference and is filed herewith as Exhibit 13.1.

ITEM 8. FINANCIAL STATEMENTS

    The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, Independent Accountants, dated January 28, 2000, and appearing on pages 29 through 43 of our 1999 Annual Report is incorporated herein by reference and is filed herewith as Exhibit 13.1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

    The information required by this item is set forth under the captions "Election of Directors" and "Executive Officers" in our Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is set forth under the caption "Executive Compensation" in our Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is set forth under the caption "Certain Relationships and Related Transactions" in our Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report

          (1)  FINANCIAL STATEMENTS:

                                     PART IV
                              MKS INSTRUMENTS, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                  ANNUAL REPORT
                                                      TITLE                                                        PAGE NUMBER
                                                      -----                                                        -----------
    Report of Independent Accountants                                                                                  29
    Consolidated Balance Sheets at December 31, 1999 and 1998                                                          30
    Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997                             31
    Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997               32
    Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997                         33
    Notes to Consolidated Financial Statements                                                                         34

     The consolidated financial statements and related notes, together with the report thereon of PricewaterhouseCoopers LLP dated January 28, 2000, listed in the above index that are included in our 1999 Annual Report which is filed herewith as Exhibit 13.1 are hereby incorporated by reference. With the exception of the pages listed in the above index and the portion of such report referred to in Items 5, 6, 7, 7A, and 8 of this Form 10-K, our 1999 Annual Report is not to be deemed filed as part of this report.

          (2)  FINANCIAL STATEMENT SCHEDULE:

              The following financial statement schedule of MKS Instruments, Inc. for the years ended December 31, 1999, 1998 and 1997 is filed as part of this Form 10-K and should be read in conjunction with our Consolidated Financial Statements included in Item 8 of this Report on Form 10-K.

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                   COLUMN A          COLUMN B          COLUMN C          COLUMN D         COLUMN E
                                                  BALANCE AT        CHARGED TO
                                                   BEGINNING        COSTS AND         CHARGED TO                         BALANCE AT
                 DESCRIPTION                        OF YEAR          EXPENSES       OTHER ACCOUNTS      DEDUCTIONS       END OF YEAR
YEAR ENDED DECEMBER 31, 1997:
Allowance for doubtful accounts.............        $482,000         $258,000          $ ----            $130,000         $610,000
YEAR ENDED DECEMBER 31, 1998:
Allowance for doubtful accounts.............         610,000          253,000            ----             207,000          656,000
YEAR ENDED DECEMBER 31, 1999:
Allowance for doubtful accounts.............         656,000          257,000            ----             (21,000)         934,000

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

         To the Board of Directors
         of MKS Instruments, Inc.:

             Our audits of the consolidated financial statements referred to in our report dated January 28, 2000 appearing in the 1999 Annual Report to Shareholders of MKS Instruments, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

         PricewaterhouseCoopers LLP

         Boston, Massachusetts
         January 28, 2000

              All other financial statement schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the Consolidated Financial Statements or Notes thereto.

          (3)  EXHIBITS:

               (i) The Exhibits listed in the Exhibit Index immediately preceeding such Exhibits are filed as part of this Annual Report on Form 10-K.

                   EXHIBIT NO.                         TITLE
                   -----------                         -----

                     +3.2             Amended and Restated Articles of Organization
                     +3.4             Amended and Restated By-Laws
                     +4.1             Specimen certificate representing the common stock
                     +10.1            Amended and Restated 1995 Stock Incentive Plan
                     +10.2            1996 Amended and Restated 1996 Director Stock Option Plan
                     +10.3            1997 Director Stock Option Plan
                     +10.4            1999 Employee Stock Purchase Plan
                     +10.5            Amended and Restated Employment Agreement dated as of
                                      December 15, 1995 between Leo Berlinghieri and the
                                      Registrant
                     +10.6            Amended and Restated Employment Agreement dated as of
                                      December 15, 1995 between John J. Sullivan and the
                                      Registrant
                     +10.7            Amended and Restated Employment Agreement dated as of
                                      December 15, 1995 between Ronald C. Weigner and the
                                      Registrant

                     +10.8            Amended and Restated Employment Agreement dated as of
                                      December 15, 1995 between William D. Stewart and the
                                      Registrant
                      10.9            Loan Agreement dated as of October 31,
                                      1995, as last amended January 1, 2000, by
                                      and between the First National Bank of
                                      Boston and the Registrant
                     +10.10           Lease Agreement dated as of October 12,
                                      1989, as extended November 1, 1998, by and
                                      between Aspen Industrial Park Partnership
                                      and the Registrant
                      10.11           Loan Agreement dated as of November 1,
                                      1993, as last amended January 1, 2000,
                                      between the First National Bank of Boston
                                      and the Registrant
                     +10.12           Lease dated as of September 21, 1995 by and between General
                                      American Life Insurance Company and the Registrant
                     +10.13           Loan Agreement dated as of February 23,
                                      1996, as last amended January 28, 1999,
                                      between BankBoston, N.A., Chemical Bank
                                      and the Registrant
                     +10.14           Revolving Credit Note ($8,000,000) dated February 23, 1996 between Chemical Bank, The First National Bank of Boston and the Registrant
                     +10.15           Revolving Credit Note ($12,000,000) dated February 23, 1996 between Chemical Bank, The First National Bank of Boston and the Registrant
                     +10.16           Promissory Note dated as of August 1990 between Jefferson
                                      National Life Insurance Company and the Registrant
                   +**10.17           Comprehensive Supplier Agreement #982812 dated October 23,
                                      1998 by and between Applied Materials, Inc. and the
                                      Registrant
                   +**10.18           Management Incentive Program
                     +10.19           Lease dated as of December 21, 1989, as
                                      last amended December 1996, between
                                      Walpole Park South II Trust and the
                                      Registrant
                     +10.20           Lease dated as of January 1, 1996 between MiFuji Kanzai Co.
                                      Ltd. and the Registrant (covering Floor 5)
                     +10.21           Lease dated as of April 21, 1997 between MiFuji Kanzai Co.
                                      Ltd. and the Registrant (covering Floors 1 and 2)
                     +10.22           Split-Dollar Agreement dated as of September 12, 1991
                                      between the Registrant, John R. Bertucci and Claire R.
                                      Bertucci and Richard S. Chute, Trustees of the John R.
                                      Bertucci Insurance Trust of January 10, 1986
                     +10.23           Split-Dollar Agreement dated as of September 12, 1991
                                      between the Registrant, John R. Bertucci and John R.
                                      Bertucci and Thomas H. Belknap, Trustees of the Claire R.
                                      Bertucci Insurance Trust of January 10, 1986
                     +10.24           Form of Tax Indemnification and S Corporation Distribution
                                      Agreement
                     +10.25           Employment Agreement dated March 7, 1997 between Joseph
                                      Maher and the Registrant
                     +10.26           Form of Contribution Agreement
                     *10.27           MKS Instruments, Inc. International
                                      Employee Stock Purchase Plan
                      10.28           Loan Agreement dated as of January 1, 2000 between BankBoston, N.A., The Chase
                                      Manhattan Bank, and the Registrant
                      10.29           Employment Agreement dated as of May 17, 1999 between Peter Younger and the Registrant
                      10.30           Employment Agreement dated as of December 6, 1999 between Robert Klimm and the
                                      Registrant
                      13.1            1999 Annual Report to Shareholders (which
                                      shall be deemed filed only with respect to
                                      those portions specifically incorporated
                                      by reference herein)
                      21.1            Subsidiaries of the Registrant
                      23.2            Consent of PricewaterhouseCoopers LLP
                      27              Financial Data Schedule

               * Incorporated by reference to the Registration Statement on Form S-8 (file No. 333-31224) filed with the Securities and Exchange Commission on February 28, 2000.

               ** Confidential materials omitted and filed separately with the Securities and Exchange Commission.

               + Incorporated by reference to the Registration Statement on Form S-1 (file No. 333-71363) filed with the Securities and Exchange Commission on January 28, 1999, as amended.

(b)  Reports on Form 8-K.

         No reports filed on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1999.

(c)  Exhibits.

         The Company hereby files as exhibits to our Annual Report on Form 10-K those exhibits listed in Item 14(a)(3) above.

(d)  Financial Statement Schedules.

         Not Applicable.

                                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MKS INSTRUMENTS, INC.


                                         By: /s/ John R. Bertucci
                                             -----------------------------------
                                                        John R. Bertucci
                                              Chairman of the Board of Directors
                                                   and Chief Executive Officer
                                                  (Principal Executive Officer)


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                        SIGNATURES                                                   TITLE                                 DATE
/s/ John R. Bertucci                                         Chairman of the Board of Directors and Chief
--------------------------------------------                 Executive Officer (Principal Executive Officer)              3/29/00
John R. Bertucci

/s/ Ronald C. Weigner                                        Vice President and Chief Financial Officer
--------------------------------------------                 (Principal Financial and Accounting Officer)                 3/29/00
Ronald C. Weigner

/s/ Richard S. Chute
--------------------------------------------                  Director                                                    3/29/00
Richard S. Chute

/s/ Owen W. Robbins
--------------------------------------------                  Director                                                    3/29/00
Owen W. Robbins

/s/ Robert J. Therrien
--------------------------------------------                  Director                                                    3/29/00
Robert J. Therrien

/s/ Louis P. Valente
--------------------------------------------                  Director                                                    3/29/00
Louis P. Valente