Form 10-Q
period 2000-03-31
MKS INSTRUMENTS INC
filed 2000-05-12
CIK 1049502

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

         (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _______________ to _______________


Commission file number 0-23621
                       -------


                              MKS INSTRUMENTS, INC.

             (Exact name of registrant as specified in its charter)

Massachusetts                                              04-2277512
--------------------------------------------------------------------------------
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                          Identification No.)

Six Shattuck Road, Andover, Massachusetts                  01810
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code         (978) 975-2350
                                                           ---------------------

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

Number of shares outstanding of the issuer's common stock as of April 28, 2000:
25,013,094

                              MKS INSTRUMENTS, INC.
                                    FORM 10-Q
                                      INDEX

PART I        FINANCIAL INFORMATION
------        ---------------------
     ITEM 1.  FINANCIAL STATEMENTS

              Consolidated Balance Sheets -
              March 31, 2000 and December 31, 1999

              Consolidated Statements of Income -
              Three months ended March 31, 2000 and 1999

              Consolidated Statements of Cash Flows - Three months ended March 31, 2000 and 1999

              Notes to Consolidated Financial Statements

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

PART II       OTHER INFORMATION
-------       -----------------

     ITEM 1.  LEGAL PROCEEDINGS

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     ITEM 5.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                              MKS INSTRUMENTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                               MARCH 31, 2000   DECEMBER 31, 1999
                                                               --------------   -----------------
                                                                (Unaudited)

                            ASSETS
Current assets:
    Cash and cash equivalents ...............................     $ 48,440         $ 35,714
    Short-term investments ..................................       21,264           28,132
    Trade accounts receivable, net ..........................       41,987           36,857
    Inventories .............................................       33,316           27,650
    Deferred tax asset ......................................        4,703            4,119
    Other current assets ....................................        2,410            3,378
                                                                  --------         --------
        Total current assets ................................      152,120          135,850
    Property, plant and equipment, net ......................       32,616           32,826
    Goodwill, net ...........................................        7,475             --
    Other assets ............................................        6,967            5,929
                                                                  --------         --------
        Total assets ........................................     $199,178         $174,605
                                                                  ========         ========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings ...................................     $ 14,070         $ 12,423
    Current portion of long-term debt .......................        7,479            7,346
    Current portion of capital lease obligations ............        1,007            1,059
    Accounts payable ........................................       11,069            7,683
    Accrued compensation ....................................        6,098            9,202
    Other accrued expenses ..................................        6,998            6,314
    Income taxes payable ....................................          921            1,385
    Distribution Payable ....................................        3,350            3,350
                                                                  --------         --------
        Total current liabilities ...........................       50,992           48,762
Long-term debt ..............................................        3,931            4,340
Long-term portion of capital lease obligations ..............        1,067            1,322
Deferred tax liability ......................................        1,291              522
Other liabilities ...........................................          495              490
Commitments and contingencies (Note 9)
Stockholders' equity:
    Preferred Stock, $0.01 par value, 2,000,000 shares
        authorized; none issued and outstanding .............         --               --
    Common Stock, no par value, 50,000,000 shares authorized;
        24,981,142 and 24,632,849 issued and outstanding at
        March 31, 2000 and December 31, 1999, respectively ..          113              113
    Additional paid-in capital ..............................       97,567           84,713
    Retained earnings .......................................       42,497           33,166
    Shareholder receivable ..................................         (793)            (856)
    Accumulated other comprehensive income ..................        2,018            2,033
                                                                  --------         --------
        Total stockholders' equity ..........................      141,402          119,169
                                                                  --------         --------
        Total liabilities and stockholders' equity ..........     $199,178         $174,605
                                                                  ========         ========


The accompanying notes are an integral part of the consolidated financial statements.

                              MKS INSTRUMENTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)


                                                            Three Months Ended
                                                                 March 31,
                                                             2000        1999
                                                           -------     -------
Net sales ............................................     $65,556     $37,910
Cost of sales ........................................      35,513      22,557
                                                           -------     -------
Gross profit .........................................      30,043      15,353
Research and development .............................       4,427       2,955
Selling, general and administrative ..................      11,000       8,857
                                                           -------     -------
Income from operations ...............................      14,616       3,541
Interest expense .....................................         429         338
Interest income ......................................         803          96
Other income (expense), net ..........................        --           168
                                                           -------     -------
Income before income taxes ...........................      14,990       3,467
Provision for income taxes ...........................       5,659         338
                                                           -------     -------
Net income ...........................................     $ 9,331     $ 3,129
                                                           =======     =======
Historical net income per share:
    Basic ............................................     $  0.38     $  0.17
                                                           =======     =======
    Diluted ..........................................     $  0.36     $  0.16
                                                           =======     =======
Historical weighted average common shares outstanding:
    Basic ............................................      24,793      18,054
                                                           =======     =======
    Diluted ..........................................      26,124      19,402
                                                           =======     =======

Pro forma data for 1999:
    Historical income before income taxes ............                 $ 3,467
    Pro forma provision for income taxes assuming C
        corporation tax ..............................                   1,317
                                                                       -------
    Pro forma net income .............................                 $ 2,150
                                                                       =======
Pro forma net income per share:
    Basic ............................................                 $  0.12
                                                                       =======
    Diluted ..........................................                 $  0.11
                                                                       =======
Pro forma weighted average common shares outstanding:
    Basic ............................................                  18,054
                                                                       =======
    Diluted ..........................................                  18,890
                                                                       =======



The accompanying notes are an integral part of the consolidated financial statements.

                              MKS INSTRUMENTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)



                                                                          Three Months Ended
                                                                               March 31,
                                                                          2000         1999
                                                                         -------      -------
Cash flows from operating activities:
    Net income .....................................................     $ 9,331      $ 3,129
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization ..............................       1,740        1,536
        Loss (gain) on disposal of property, plant and equipment ...          10         (126)
        Other ......................................................        (408)          (7)
        Forward exchange contract loss realized ....................        --              9
        Changes in operating assets and liabilities:
           (Increase) decrease in trade accounts receivable ........      (5,182)      (4,504)
           (Increase) decrease in inventories ......................      (5,740)        (222)
           (Increase) decrease in other current assets .............        (781)         121
           Increase (decrease) in accrued expenses and other current
               liabilities .........................................       2,081          860
           Increase (decrease) in accounts payable .................       3,296        2,390
                                                                         -------      -------
    Net cash provided by operating activities ......................       4,347        3,186
                                                                         -------      -------
    Cash flows from investing activities:
        Proceeds from sales of investments .........................       7,429         --
        Purchases of property, plant and equipment .................      (1,486)      (1,048)
        (Increase) decrease in other assets.........................         361          (86)
        Cash used to settle forward exchange contracts .............        --             (9)
                                                                         -------      -------
    Net cash provided by (used in) investing activities ............       6,304       (1,143)
                                                                         -------      -------
    Cash flows from financing activities:
        Proceeds from short-term borrowings ........................       1,670          993
        Payments on short-term borrowings ..........................        --           (978)
        Principal payments on long-term debt .......................        (514)        (512)
        Deferred initial public offering costs .....................        --           (282)
        Proceeds from exercise of stock options ....................       1,138         --
        Principal payments under capital lease obligations .........        (308)        (252)
                                                                         -------      -------
    Net cash provided by (used in) financing activities ............       1,986       (1,031)
                                                                         -------      -------
    Effect of exchange rate changes on cash and cash equivalents ...          89         (241)
                                                                         -------      -------
    Increase in cash and cash equivalents ..........................      12,726          771
    Cash and cash equivalents at beginning of period ...............      35,714       11,188
                                                                         -------      -------
    Cash and cash equivalents at end of period .....................     $48,440      $11,959
                                                                         =======      =======
    Supplemental disclosure of cash flow information:
        Cash paid during the period for:
           Interest ................................................     $   267      $   305
                                                                         =======      =======
           Income taxes ............................................     $ 1,631      $   335
                                                                         =======      =======
        Noncash transactions during the period:

           Stock issued in acquisition of Compact Instrument .......     $ 8,433      $  --
                                                                         =======      =======



The accompanying notes are an integral part of the consolidated financial statements.

                              MKS INSTRUMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Tables in thousands, except per share data)

1)       BASIS OF PRESENTATION

         The interim financial data as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 is unaudited; however, in the opinion of MKS Instruments, Inc. ("MKS" or the "Company"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the December 31, 1999 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

2)       NEW ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition". SAB 101 summarizes the staff's view in applying generally accepted accounting principles to revenue recognition. The application of the guidance in SAB 101 will be required in the Company's second quarter of the fiscal year 2000. The effect of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The Company is currently in the process of evaluating the impact that SAB 101 will have on its financial position or results of operations.

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

4)       CASH AND CASH EQUIVALENTS AND INVESTMENTS

         Cash equivalents consist of the following:


                                                             March 31,    December 31,
                                                               2000           1999
                                                             ---------    ------------
     Cash and Money Market Instruments                        $28,725       $22,156
     Commercial Paper                                           6,919         5,558
     Federal Government and Government Agency Obligations      11,500         6,000
     Corporate Obligations                                      1,296         2,000
                                                              -------       -------
                                                              $48,440       $35,714
                                                              =======       =======


Short-term available-for-sale investments maturing within one year consist of the following:


                                                               March 31,    December 31,
                                                                 2000          1999
                                                               ---------    ------------
     Federal Government and Government Agency Obligations       $13,253       $16,245
     Corporate Obligations                                        2,999         5,501
     Commercial Paper                                             3,424         4,641
     Equity Securities                                            1,588         1,745
                                                                -------       -------
                                                                $21,264       $28,132
                                                                =======       =======

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

Long-term available-for-sale investments maturing within two years consist of the following:


                                                                March 31,   December 31,
                                                                 2000          1999
                                                                --------    ------------
     Federal Government and Government Agency Obligations         $592        $1,063
                                                                  ====        ======

5)       HISTORICAL AND PRO FORMA NET INCOME PER SHARE

         Historical net income per share is not meaningful in 1999 because of the Company's conversion from an S corporation to a C corporation in April, 1999 upon the closing of its initial public offering. For the three months ended March 31, 1999, historical net income has been adjusted for the pro forma provision for income taxes calculated assuming the Company was subject to income taxation as a C corporation.

         The following is a reconciliation of basic to diluted historical and pro forma net income per share:


                                                         Three Months Ended March 31,
                                                         2000                1999
                                                      ----------    ------------------------
                                                      HISTORICAL    PRO FORMA     HISTORICAL
                                                      ----------    ---------     ----------
         Net income ............................       $ 9,331       $ 2,150       $ 3,129
         Shares used in net income per common
             share-basic .......................        24,793        18,054        18,054
         Effect of dilutive securities:
             Employee and director stock options         1,331           836         1,348
                                                       -------       -------       -------
         Shares used in net income per common
             share-diluted .....................        26,124        18,890        19,402
                                                       =======       =======       =======
         Net income per common share-basic .....       $  0.38       $  0.12       $  0.17
                                                       =======       =======       =======
         Net income per common share-diluted ...       $  0.36       $  0.11       $  0.16
                                                       =======       =======       =======



         For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price greater than the average market price of the common shares during the period. Options to purchase 10,955 and 24,000 shares of common stock were outstanding during the three months ended March 31, 2000 and 1999, respectively, but were not included in the calculation of diluted net income per common share because the option price was greater than the average market price of the common shares during the period.

6)       INVENTORIES

         Inventories consist of the following:


                              March 31,   December 31,
                                 2000         1999
                              --------    ------------
         Raw material .....    $ 7,150       $ 6,644
         Work in process ..      8,441         7,026
         Finished goods....     17,725        13,980
                               -------       -------
                               $33,316       $27,650
                               =======       =======


                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)


7)       STOCKHOLDERS' EQUITY

         Total comprehensive income was as follows:

                                                                     Three Months Ended March 31,
                                                                         2000          1999
                                                                        ------        ------
         Net income .............................................       $9,331        $3,129
         Other comprehensive income, net of taxes:
             Changes in value of financial instruments designated
               as hedges of currency and interest rate exposures           192          --
             Foreign currency translation adjustment ............         (105)         (567)
             Unrealized gain (loss) on investments ..............         (102)          119
                                                                        ------        ------
         Other comprehensive income, net of taxes ...............          (15)         (448)
                                                                        ------        ------
         Total comprehensive income .............................       $9,316        $2,681
                                                                        ======        ======


8)       SEGMENT INFORMATION AND SIGNIFICANT CUSTOMER

         Segment Information for the three months ended March 31, 2000 and 1999:


                                                          NORTH AMERICA       FAR EAST        EUROPE          TOTAL
                                                          -------------       --------        ------          -----

         Net sales to unaffiliated customers 2000               $45,406        $13,977        $6,173        $65,556
                                             1999                26,133          7,089         4,688         37,910

                      Intersegment net sales 2000               $14,212           $371          $298        $14,881
                                             1999                 6,841            132           168          7,141

                      Income from operations 2000               $12,427         $1,363          $826        $14,616
                                             1999                 2,857            292           392          3,541



         The Company had one customer comprising 25% and 20% of net sales for the three months ended March 31, 2000 and 1999, respectively.

9)       COMMITMENTS AND CONTINGENCIES

         Prior to its initial public offering, the Company entered into a Tax Indemnification and S Corporation Distribution Agreement with its then existing stockholders (the "Pre-IPO stockholders"). The agreement includes provisions for the payment, with interest, by the pre-IPO stockholders or MKS, as the case may be, for the difference between the $40,000,000 distributed as an estimate of the amount of the accumulated adjustments account as of April 4, 1999, which is the date the Company's S Corporation status was terminated, and the actual amount of the accumulated adjustments account on that day. The actual amount of the accumulated adjustments account cannot be determined until MKS calculates the amount of its taxable income for the year ending December 31, 1999. Based on the Company's estimate of the taxable income for the year ending December 31, 1999, MKS believes that an additional future distribution to the Pre-IPO stockholders will be required under this agreement. The amount of the additional distribution, prior to interest, is currently estimated to be $3,350,000. The amount of the additional distribution payable was charged directly to retained earnings during 1999 and had no impact on net income or earnings per share. The amount of the accumulated adjustments account can be affected by income tax audits of MKS. If any audit increases or decreases the accumulated adjustments account, MKS or the Pre-IPO stockholders, as the case may be, will also be

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

         required to make a payment with interest, of such difference to the other party. No shareholders, other than the Pre-IPO stockholders, are parties to the Tax Indemnification and S Corporation Distribution Agreement.

10)      ACQUISITION

         On March 10, 2000 the Company acquired Compact Instrument Technology, LLC ("Compact Instrument"), a start-up company with proprietary technology in process monitoring for semiconductor manufacturing and other manufacturing processes. The acquisition has been accounted for by the purchase method of accounting. The purchase price was $8,700,000 and consisted of $8,400,000 in stock and $300,000 in assumed net liabilities. The purchase price was allocated to the assets acquired based upon their estimated fair values. This allocation resulted in goodwill of $7,600,000 and acquired technology of $1,600,000, which are being amortized on a straight-line basis over 5 years and 3 years, respectively. The acquired technology is included in "Other assets" in the accompanying balance sheet.

         The following unaudited pro forma information for the three months ended March 31, 2000 presents a summary of the results of operations of the Company as if the acquisition had occurred at the beginning of the period.


             Net sales....................................  $65,556
             Net income...................................  $ 8,933
             Net income per share:
                 Basic....................................  $  0.36
                 Diluted..................................  $  0.34

         These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred at the beginning of the period, or which may result in the future. The pro forma results for the three months ended March 31, 1999 are not presented as Compact Instrument was not organized until April 28, 1999.

     ITEM 2.

                              MKS INSTRUMENTS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains a number of statements, including, without limitation, statements relating to MKS's beliefs, expectations and plans which are forward-looking statements, as are statements that certain actions, conditions or circumstances will continue. Such statements are based upon management's current expectations and are subject to a number of factors and uncertainties. Information contained in these forward-looking statements is inherently uncertain and actual performance and results may differ materially due to many important factors. See "Factors That May Affect Future Operating Results" for factors that could cause actual results to differ materially from any forward-looking statements made by MKS. The terms "MKS", "we", "us" and "our" refer to MKS Instruments, Inc.

MKS develops, manufactures and supplies instruments, components and integrated subsystems used to measure, control and analyze gases in semiconductor manufacturing and similar industrial manufacturing processes. We sold products to over 4,000 customers in 1999. We estimate that during 1999 approximately 66% of our net sales were to semiconductor capital equipment manufacturers and semiconductor device manufacturers. The following table sets forth for the periods indicated the percentage of total net sales of certain line items included in MKS's consolidated statement of income data.


                                                            Three Months Ended
                                                                March 31,
                                                            2000        1999
                                                           -----        -----
         Net sales ...............................         100.0%       100.0%
         Cost of sales ...........................          54.2         59.5
                                                           -----        -----
         Gross profit ............................          45.8         40.5
         Research and development ................           6.7          7.8
         Selling, general and administrative .....          16.8         23.4
                                                           -----        -----
         Income from operations ..................          22.3          9.3
         Interest income (expense), net ..........           0.6         (0.6)
         Other income, net .......................          --            0.4
                                                           -----        -----
         Income before income taxes ..............          22.9          9.1
         Provision for income taxes ..............           8.7          0.8
         Non-recurring deferred tax credit .......           --           --
                                                           -----        -----
         Net income ..............................          14.2%         8.3%
                                                           =====        =====
         Pro form data for 1999:
             Historical income before income taxes                        9.1%
             Pro forma provision for income taxes                         3.4
                                                                          ---
             Pro forma net income ................                        5.7%
                                                                          ===


Results of Operations

         Net Sales. Net sales increased 72.9% to $65.6 million for the three months ended March 31, 2000 from $37.9 million for the three months ended March 31, 1999. International net sales were approximately $20.2 million for the three months ended March 31, 2000 or 30.7% of net sales and $11.8 million for the three months ended March 31, 1999 or 31.1% of net sales. The increase in net sales was due to increased worldwide sales volume of MKS's existing products which resulted primarily from increased sales to the Company's semiconductor capital equipment manufacturer and semiconductor device manufacturer customers.

         Gross Profit. Gross profit as a percentage of net sales increased to 45.8% for the three months ended March 31, 2000 from 40.5% for the three months ended March 31, 1999. The increase was primarily due to fuller utilization of existing manufacturing capacity as a result of increased net sales and other manufacturing efficiencies.

         Research and Development. Research and development expense increased 49.8% to $4.4 million or 6.7% of net sales for the three months ended March 31, 2000 from $3.0 million or 7.8% of net sales for the three months ended March 31, 1999 due to increased spending of $0.9 for compensation and increased expenses for development materials related to projects in process.

         Selling, General and Administrative. Selling, general and administrative expenses increased 24.2% to $11.0 million or 16.8% of net sales for the three months ended March 31, 2000 from $8.9 million or 23.4% of net sales for the three months ended March 31, 1999. The increase was due primarily to increased compensation expense of $1.0 million, increased professional fees of $0.4 million, and other general and administrative expenses.

         Interest Income (Expense), Net. During the three months ended March 31, 2000, the Company generated interest income of $0.8 million primarily from the invested net proceeds of our initial public offering, offset by interest expense on outstanding debt. Net interest expense for the three months ended March 31, 1999 represents interest on outstanding loans, offset by interest income earned on cash and cash equivalents and short-term investments.

         Other Income (Expense), Net. Other income of $0.2 million in the three months ended March 31, 1999 primarily represents gains recorded from foreign exchange contracts which did not qualify for hedge accounting.

Effective April 1, 1999 MKS adopted Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of SFAS No. 133 did not have a material impact on our financial position or results of operations. The derivative instruments currently held by us which have been designated as hedges, including forward exchange contracts, local currency purchased options, and an interest rate swap, qualify for hedge accounting under SFAS No. 133, and changes in their fair value will be recorded as a component of other comprehensive income until the hedged transaction occurs.

         Provision for Income Taxes. Prior to the closing of its initial public offering in April, 1999 MKS was treated as an S corporation for tax purposes. As an S corporation, MKS was not subject to federal, and certain state, income taxes. Upon the closing of our initial public offering on April 5, 1999, our status as an S corporation was terminated and we became subject to taxes as a C corporation. The pro forma provision for income taxes in 1999 reflects the estimated tax expense MKS would have incurred had it been subject to federal and state income taxes as a C corporation.

LIQUIDITY AND CAPITAL RESOURCES

MKS has financed its operations and capital requirements through a combination of cash provided by operations, long-term real estate financing, capital lease financing and short-term lines of credit.

Operations provided cash of $4.3 million for the three months ended March 31, 2000 primarily impacted by net income, depreciation and changes in the levels of accounts payable, accrued expenses, inventories and accounts receivable. Investing activities generated cash of $6.3 million for the three months ended March 31, 2000 primarily from selling short-term investments offset by the purchase of property and equipment. Financing activities provided cash of $2.0 million primarily from short-term borrowings and employees exercising stock options.

Working capital was $101.1 million as of March 31, 2000, an increase of $14.0 million from December 31, 1999. MKS has a combined $30.0 million line of credit with two banks, expiring December 31, 2000, all of which is available.

Prior to our initial public offering, we entered into a Tax Indemnification and S Corporation Distribution Agreement with our then existing stockholders. The agreement includes provisions for the payment, with interest, by those stockholders or MKS, as the case may be, for the difference between the $40 million distributed as an estimate of the amount of the accumulated adjustments account as of April 4, 1999, which is the date our S corporation status was terminated, and the actual amount of the accumulated adjustments account on that day. The actual amount of the accumulated adjustments account cannot be determined until we calculate the amount of our taxable income for the year ending December 31, 1999. Based on our estimate of the taxable income for the year ending December 31, 1999, we believe that an additional distribution to the then existing stockholders will be required under this agreement. The amount of the additional distribution, prior to interest, is currently estimated to be $3.4 million. The amount of the additional distribution payable was charged directly to retained earnings during 1999 and had no impact on net income or earnings per share. The amount of the accumulated adjustments account can be affected by income tax audits of MKS. If any audit increases or decreases the accumulated adjustments account, MKS or the then existing stockholders, as the case may be, will also be required to make a payment with interest, of such difference to the other party. No stockholders, other than the then existing stockholders, are parties to the Tax Indemnification and S Corporation Distribution Agreement.

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

YEAR 2000 COMPLIANCE

         The Year 2000 problem stems from the fact that many currently installed computer systems include software and hardware products that are unable to distinguish 21st century dates from those in the 20th century. As a result, computer software and/or hardware used by many companies and governmental agencies may need to be upgraded to comply with Year 2000 requirements or risk system failure or miscalculations causing disruptions to normal business activities. To date, we have experienced no material year 2000 problems with our internal computer software and hardware, products, facilities and manufacturing equipment or third party goods, services and interfaces.

                FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Cyclicality of the Semiconductor Industry

         We estimate that approximately 66% of our sales during 1999 were to semiconductor capital equipment manufacturers and semiconductor device manufacturers, and we expect that sales to such customers will continue to account for a substantial majority of our sales. Our business depends upon the capital expenditures of semiconductor device manufacturers, which in turn depend upon the demand for semiconductors. Periodic reductions in demand for the products manufactured by semiconductor capital equipment manufacturers and semiconductor device manufacturers may adversely affect our business, financial condition and results of operations. Historically, the semiconductor market has been highly cyclical and has experienced periods of overcapacity, resulting in significantly reduced demand for capital equipment. For example, in 1996 and 1998, the semiconductor capital equipment industry experienced significant declines, which caused a number of our customers to reduce their orders. We cannot be certain that semiconductor downturns will not recur. A decline in the level of orders as a result of any future downturn or slowdown in the semiconductor capital equipment industry could have a material adverse effect on our business, financial condition and results of operations.

Fluctuations in Operating Results

         A substantial portion of our shipments occur shortly after an order is received and therefore we operate with a low level of backlog. As a consequence of the just-in-time nature of shipments and the low level of backlog, a decrease in demand for our products from one or more customers could occur with limited advance notice and could have a material adverse effect on our results of operations in any particular period.

         A significant percentage of our expenses are relatively fixed and based in part on expectations of future net sales. The inability to adjust spending quickly enough to compensate for any shortfall would magnify the adverse impact of a shortfall in net sales on our results of operations. Factors that could cause fluctuations in our net sales include:

     -    the timing of the receipt of orders from major customers;

     -    shipment delays;

     -    disruption in sources of supply;

     -    seasonal variations of capital spending by customers;

     -    production capacity constraints; and

     -    specific features requested by customers.

         For example, we were in the process of increasing our production capacity when the semiconductor capital equipment market began to experience a significant downturn in 1996. This downturn had a material adverse effect on our operating results in the second half of 1996 and the first half of 1997. After an increase in business in the latter half of 1997, the market experienced another downturn in 1998, which had a material adverse effect on our 1998 and first quarter 1999 operating results. As a result of the factors discussed above, it is likely that we will in the future experience quarterly or annual fluctuations and that, in one or more future quarters, our operating results will fall below the expectations of public market analysts or investors. In any such event, the price of our common stock could decline significantly.

Customer Concentration

         Our five largest customers accounted for approximately 33% of our net sales in 1999 and 24% of our net sales in 1998. The loss of a major customer or any reduction in orders by these customers, including reductions due to market or competitive conditions, would likely have a material adverse effect on our business, financial condition and results of operations. During 1999, one customer, Applied Materials, accounted for approximately 22% of our net sales. While we have entered into a purchase contract with Applied Materials that expires in 2000 unless it is extended by mutual agreement, none of our significant customers, including Applied Materials, has entered into an agreement requiring it to purchase any minimum quantity of our products. The demand for our products from our semiconductor capital equipment customers depends in part on orders received by them from their semiconductor device manufacturer customers.

         Attempts to lessen the adverse effect of any loss or reduction through the rapid addition of new customers could be difficult because prospective customers typically require lengthy qualification periods prior to placing volume orders with a new supplier. Our future success will continue to depend upon:

     -    our ability to maintain relationships with existing key customers;

     -    our ability to attract new customers; and

     - the success of our customers in creating demand for their capital equipment products which incorporate our products.

Competition

         The markets for our products are highly competitive. Our competitive success often depends upon factors outside of our control. For example, in some cases, particularly with respect to mass flow controllers, semiconductor device manufacturers may direct semiconductor capital equipment manufacturers to use a specified supplier's product in their equipment. Accordingly, for such products, our success will depend in part on our ability to have semiconductor device manufacturers specify that our products be used at their semiconductor fabrication facilities. In addition, we may encounter difficulties in changing established relationships of competitors that already have a large installed base of products within such semiconductor fabrication facilities.

Technological Changes

         New products designed by semiconductor capital equipment manufacturers typically have a lifespan of five to ten years. Our success depends on our products being designed into new generations of equipment for the semiconductor industry. We must develop products that are technologically current so that they are positioned to be chosen for use in each successive new generation of semiconductor capital equipment. If our products are not chosen by our customers, our net sales may be reduced during the lifespan of our customers' products.

Expansion of Manufacturing Capacity

         Our ability to increase sales of certain products depends in part upon our ability to expand our manufacturing capacity for such products in a timely manner. If we are unable to expand our manufacturing capacity on a timely basis or to manage such expansion effectively, our customers could implement our competitor's products and, as a result, our market share could be reduced. Because the semiconductor industry is subject to rapid demand shifts which are difficult to foresee, we may not be able to increase capacity quickly enough to respond to a rapid increase in demand in the semiconductor industry.

Additionally, capacity expansion could increase our fixed operating expenses and if sales levels do not increase to offset the additional expense levels associated with any such expansion, our business, financial condition and results of operations could be materially adversely affected.

International Operations and Sales

         International sales, which include sales by our foreign subsidiaries, but exclude direct export sales which were less than 10% of our total net sales, accounted for approximately 31% of net sales in 1999 and 32% of net sales in 1998. We anticipate that international sales will continue to account for a significant portion of our net sales. In addition, certain of our key domestic customers derive a significant portion of their revenues from sales in international markets. Therefore, our sales and results of operations could be adversely affected by economic slowdowns and other risks associated with international sales.

Exchange rate fluctuations could have an adverse effect on our net sales and results of operations and we could experience losses with respect to our hedging activities. Unfavorable currency fluctuations could require us to increase prices to foreign customers which could result in lower net sales by us to such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be adversely affected. In addition, sales made by our foreign subsidiaries are denominated in the currency of the country in which these products are sold and the currency we receive in payment for such sales could be less valuable at the time of receipt as a result of exchange rate fluctuations. We enter into forward exchange contracts and local currency purchased options to reduce currency exposure arising from intercompany sales of inventory. However, we cannot be certain that our efforts will be adequate to protect us against significant currency fluctuations or that such efforts will not expose us to additional exchange rate risks.

Need to Retain and Attract Key Employees

         Our success depends to a large extent upon the efforts and abilities of a number of key employees and officers, particularly those with expertise in the semiconductor manufacturing and similar industrial manufacturing industries. The loss of key employees or officers could have a material adverse effect on our business, financial condition and results of operations. We believe that our future success will depend in part on our ability to attract and retain highly skilled technical, financial, managerial and marketing personnel. Competition for such personnel is intense, and we cannot be certain that we will be successful in attracting and retaining such personnel.

Intellectual Property Matters

         Although we seek to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we cannot be certain that:

     -    we will be able to protect our technology adequately;

     - competitors will not be able to develop similar technology independently;

     -    any of our pending patent applications will be issued;

     - intellectual property laws will protect our intellectual property rights; or

     - third parties will not assert that our products infringe patent, copyright or trade secrets of such parties.

Litigation may be necessary in order to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations.

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk is contained in the annual Management's Discussion and Analysis of Financial Condition and Results of Operations in MKS's Annual Report on Form 10-K for the year ended December 31, 1999, which was filed with the Securities and Exchange Commission on March 30, 2000. There were no material changes in MKS's exposure to market risk from December 31, 1999.

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

None.

     ITEM 5. OTHER INFORMATION

None.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

   Ex. No.     Description
   10.31       Employment Agreement
   27          Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MKS INSTRUMENTS, INC.


May 11, 2000                      By: /s/ Ronald C. Weigner
                                      --------------------------------------
                                      Ronald C. Weigner
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)