Form 10-Q
period 2000-06-30
MKS INSTRUMENTS INC
filed 2000-08-14
CIK 1049502

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


       (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from             to
                               -----------    -----------


Commission file number 0-23621
                       -------


                              MKS INSTRUMENTS, INC.
             (Exact name of registrant as specified in its charter)


Massachusetts                                       04-2277512
--------------------------------------------------------------------------------
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                   Identification No.)

Six Shattuck Road, Andover, Massachusetts           01810
--------------------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code  (978) 975-2350
                                                    ----------------------------

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

Number of shares outstanding of the issuer's common stock as of July 31, 2000:
25,292,440

MKS INSTRUMENTS, INC.
                                    FORM 10-Q
                                      INDEX

PART I   FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets -
                  June 30, 2000 and December 31, 1999

                  Consolidated Statements of Income -
                  Three and six months ended June 30, 2000 and 1999

                  Consolidated Statements of Cash Flows -
                  Six months ended June 30, 2000 and 1999

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

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         ITEM 5.  OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                              MKS INSTRUMENTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                       June 30, 2000    December 31, 1999
                                                                                       -------------    -----------------
                                                                                        (Unaudited)
                                      ASSETS
  Current assets:
      Cash and cash equivalents ..............................................          $  44,485           $  35,714
      Short-term investments .................................................             21,382              28,132
      Trade accounts receivable, net .........................................             49,635              36,857
      Inventories ............................................................             37,909              27,650
      Deferred tax asset .....................................................              5,196               4,119
      Other current assets ...................................................              7,869               3,378
                                                                                        ---------           ---------
          Total current assets ...............................................            166,476             135,850
      Property, plant and equipment, net .....................................             33,341              32,826
      Goodwill, net ..........................................................              7,928                  --
      Other assets ...........................................................             10,465               5,929
                                                                                        ---------           ---------
          Total assets .......................................................          $ 218,210           $ 174,605
                                                                                        =========           =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
      Short-term borrowings ..................................................          $  16,271           $  12,423
      Current portion of long-term debt ......................................              7,001               7,346
      Current portion of capital lease obligations ...........................                916               1,059
      Accounts payable .......................................................             13,670               7,683
      Accrued compensation ...................................................              8,300               9,202
      Other accrued expenses .................................................              7,682               6,314
      Income taxes payable ...................................................                 --               1,385
      Distribution Payable ...................................................              3,350               3,350
                                                                                        ---------           ---------
          Total current liabilities ..........................................             57,190              48,762
  Long-term debt .............................................................              3,961               4,340
  Long-term portion of capital lease obligations .............................              1,135               1,322
  Deferred tax liability .....................................................              1,175                 522
  Other liabilities ..........................................................                488                 490
  Commitments and contingencies (Note 10) Stockholders' equity:
      Preferred Stock, $0.01 par value, 2,000,000 shares
          authorized; none issued and outstanding ............................                 --                  --
      Common Stock, no par value, 50,000,000 shares authorized;
          25,095,431 and 24,632,849 issued and outstanding at
          June 30, 2000 and December 31, 1999, respectively ..................                113                 113
      Additional paid-in capital .............................................             99,320              84,713
      Retained earnings ......................................................             53,783              33,166
      Shareholder receivable .................................................               (797)               (856)
      Accumulated other comprehensive income .................................              1,842               2,033
                                                                                        ---------           ---------
          Total stockholders' equity .........................................            154,261             119,169
                                                                                        ---------           ---------
          Total liabilities and stockholders' equity .........................          $ 218,210           $ 174,605
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

                              MKS INSTRUMENTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                     Three Months Ended             Six Months Ended
                                                                          June 30                      June 30
                                                                  ----------------------         ----------------------
                                                                    2000           1999           2000            1999
                                                                   -----          -----           ----            ----
    Net sales .............................................     $  77,701       $  44,209       $ 143,257       $  82,119
    Cost of sales .........................................        41,699          25,550          77,212          48,107
                                                                ---------       ---------       ---------       ---------
    Gross profit ..........................................        36,002          18,659          66,045          34,012
    Research and development ..............................         5,818           3,317          10,245           6,272
    Selling, general and administrative ...................        12,312           9,435          23,312          18,292
                                                                ---------       ---------       ---------       ---------
    Income from operations ................................        17,872           5,907          32,488           9,448
    Interest expense ......................................           421             346             850             684
    Interest income .......................................           888             578           1,691             674
    Other income (expense), net ...........................          (209)             --            (209)            168
                                                                ---------       ---------       ---------       ---------
    Income before income taxes ............................        18,130           6,139          33,120           9,606
    Provision for income taxes ............................         6,844           2,333          12,503           2,671
    Non-recurring deferred tax credit (Note 9) ............            --          (3,770)             --          (3,770)
                                                                ---------       ---------       ---------       ---------
    Net income ............................................     $  11,286       $   7,576       $  20,617       $  10,705
                                                                =========       =========       =========       =========
    Historical net income per share:
        Basic .............................................     $    0.45       $    0.31       $    0.83       $    0.51
                                                                =========       =========       =========       =========
        Diluted ...........................................     $    0.43       $    0.30       $    0.79       $    0.48
                                                                =========       =========       =========       =========
    Historical weighted average common shares outstanding:
        Basic .............................................        25,041          24,065          24,917          21,060
                                                                =========       =========       =========       =========
        Diluted ...........................................        26,291          24,951          26,208          22,177
                                                                =========       =========       =========       =========
    Pro forma data:
        Historical income before income taxes .............                     $   6,139                       $   9,606
        Pro forma provision for income taxes assuming C
            corporation tax ...............................                         2,333                           3,650
                                                                                ---------                       ---------
        Pro forma net income ..............................                     $   3,806                       $   5,956
                                                                                =========                       =========
    Pro forma net income per share:
        Basic .............................................                     $    0.16                       $    0.28
                                                                                =========                       =========
        Diluted ...........................................                     $    0.15                       $    0.27
                                                                                =========                       =========
    Pro forma weighted average common shares outstanding:
        Basic .............................................                        24,065                          21,060
                                                                                =========                       =========
        Diluted ...........................................                        24,951                          21,921
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

                              MKS INSTRUMENTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                   Six Months Ended
                                                                                        June 30,
                                                                                  2000           1999
                                                                                  ----           ----
    Cash flows from operating activities:
        Net income .........................................................    $ 20,617       $ 10,705
        Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization ..................................       3,953          3,095
            Loss (gain) on disposal of property, plant and equipment .......          40           (181)
            Non-recurring deferred tax credit ..............................          --         (3,770)
            Deferred taxes .................................................        (972)           113
            Other ..........................................................          82             85
            Forward exchange contract loss realized ........................          --            (64)
            Changes in operating assets and liabilities, net of effects of businesses acquired:
               Increase in trade accounts receivable .......................     (12,644)        (9,328)
               Increase in inventories .....................................     (10,189)        (1,205)
               Increase in other current assets ............................      (1,995)          (248)
               Increase in accrued expenses and other current liabilities ..         484          2,422
               Increase in accounts payable ................................       5,915          3,665
                                                                                --------       --------
        Net cash provided by operating activities ..........................       5,291          5,289
                                                                                --------       --------
        Cash flows from investing activities:
            Proceeds from sales of (purchases of) investments ..............       3,433        (23,756)
            Purchases of property, plant and equipment .....................      (3,756)        (2,421)
            Proceeds from sales of property, plant & equipment .............          --            208
            Purchase of Telvac Engineering, Ltd., net of cash acquired .....        (752)            --
            (Increase) decrease in other assets ............................         189           (221)
            Cash used to settle forward exchange contracts .................          --             64
                                                                                --------       --------
        Net cash used in investing activities ..............................        (886)       (26,126)
                                                                                --------       --------
        Cash flows from financing activities:
            Proceeds from short-term borrowings ............................      12,009          5,209
            Payments on short-term borrowings ..............................      (8,029)        (5,211)
            Principal payments on long-term debt ...........................      (1,026)        (1,029)
            Proceeds from exercise of stock options ........................       2,409             --
            Proceeds from issuance of common stock, net of issuance costs ..          --         82,062
            Cash distributions to stockholders .............................          --        (40,000)
            Principal payments under capital lease obligations .............        (608)          (419)
                                                                                --------       --------
        Net cash provided by financing activities                                  4,755         40,612
                                                                                --------       --------
        Effect of exchange rate changes on cash and cash equivalents .......        (389)          (292)
                                                                                --------       --------
        Increase in cash and cash equivalents ..............................       8,771         19,483
        Cash and cash equivalents at beginning of period ...................      35,714         11,188
                                                                                --------       --------
        Cash and cash equivalents at end of period .........................    $ 44,485       $ 30,671
                                                                                ========       ========
        Supplemental disclosure of cash flow information:
            Cash paid during the period for:
               Interest ....................................................    $    536       $    605
                                                                                ========       ========
               Income taxes ................................................    $ 13,733       $  2,738
                                                                                ========       ========

            Noncash transactions during the period:
               Assets acquired under capital leases ........................    $     --       $     86
                                                                                ========       ========
               Stock issued in acquisition of Compact Instrument ...........    $  8,433       $     --
                                                                                ========       ========
               Debt issued in acquisition of Telvac Engineering, Ltd. ......    $    752       $     --
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

                              MKS INSTRUMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Tables in thousands, except per share data)

1)   BASIS OF PRESENTATION
     ---------------------
     The interim financial data as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 is unaudited; however, in the opinion of MKS Instruments, Inc. ("MKS" or the "Company"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the December 31, 1999 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

2)   USE OF ESTIMATES
     ----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

3)   NEW ACCOUNTING PRONOUNCEMENTS
     -----------------------------
     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition". SAB 101 summarizes the staff's view in applying generally accepted accounting principles to revenue recognition. The application of the guidance in SAB 101 will be required in the Company's fourth quarter of the fiscal year 2000. The effect of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The Company is currently in the process of evaluating the impact that SAB 101 will have on its financial position and results of operations.

     In June, 2000, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133." SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. For the Company, SFAS No. 138 is effective for all fiscal quarters beginning after June 15, 2000. The Company is currently evaluating the effects of this statement.

4)   CASH AND CASH EQUIVALENTS AND INVESTMENTS
     -----------------------------------------
     Cash equivalents consist of the following:

                                                                               June 30,             December 31,
                                                                                2000                   1999
                                                                                ----                   -----
           Cash and Money Market Instruments                                  $ 20,564               $ 22,156
           Commercial Paper                                                      6,943                  5,558
           Federal Government and Government Agency Obligations                 16,978                  6,000
           Corporate Obligations                                                    --                  2,000
                                                                              --------               --------
                                                                              $ 44,485               $ 35,714
                                                                              ========               ========

     Short-term available-for-sale investments maturing within one year consist of the following:

                                                                               June 30,             December 31,
                                                                                2000                   1999
                                                                                ----                   -----
           Federal Government and Government Agency Obligations               $ 16,574               $ 16,245
           Corporate Obligations                                                 1,000                  5,501
           Commercial Paper                                                      2,450                  4,641
           Equity Securities                                                     1,358                  1,745
                                                                              --------               --------
                                                                              $ 21,382               $ 28,132
                                                                              ========               ========

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

     Long-term available-for-sale investments maturing within two years consist of the following:

                                                                               June 30,             December 31,
                                                                                2000                   1999
                                                                                ----                   -----
           Federal Government  and Government Agency Obligations              $ 3,993                 $ 1,063
                                                                              =======                 =======

5)   HISTORICAL AND PRO FORMA NET INCOME PER SHARE
     ----------------------------------------------
     Historical net income per share is not meaningful in 1999 because of the Company's conversion from an S corporation to a C corporation in April, 1999 upon the closing of its initial public offering. For the three and six months ended June 30, 1999, historical net income has been adjusted for the pro forma provision for income taxes calculated assuming the Company was subject to income taxation as a C corporation.

     The following is a reconciliation of basic to diluted historical and pro forma net income per share:

                                                           Three Months Ended June 30,
                                                         2000              1999
                                                      ----------   -----------------------
                                                      HISTORICAL   PRO FORMA    HISTORICAL
                                                      ----------   ---------    ----------

      Net income ...............................       $11,286      $ 3,806      $ 7,576
      Shares used in net income per common
        share-basic ............................        25,041       24,065       24,065
      Effect of dilutive securities:
        Employee and director stock options ....         1,250          886          886
                                                       -------      -------      -------
      Shares used in net income per common
        share-diluted ..........................        26,291       24,951       24,951
                                                       =======      =======      =======

      Net income per common share-basic ........       $  0.45      $  0.16      $  0.31
                                                       =======      =======      =======
      Net income per common share-diluted ......       $  0.43      $  0.15      $  0.30
                                                       =======      =======      =======

                                                           Six Months Ended June 30,
                                                         2000              1999
                                                      ----------   -----------------------
                                                      HISTORICAL   PRO FORMA    HISTORICAL
                                                      ----------   ---------    ----------

      Net income................................      $ 20,617      $ 5,956      $ 10,705
      Shares used in net income per common
        share-basic.............................        24,917       21,060        21,060
      Effect of dilutive securities:
        Employee and director stock options.....         1,291          861         1,117
                                                       -------      -------       -------
      Shares used in net income per common
        share-diluted...........................        26,208       21,921        22,177
                                                      ========      =======      ========

      Net income per common share-basic.........      $   0.83      $  0.28      $   0.51
                                                      ========      =======      ========
      Net income per common share-diluted.......      $   0.79      $  0.27      $   0.48
                                                      ========      =======      ========

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

     For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price greater than the average market price of the common shares during the period. Options to purchase 45,642, 28,299, 0 and 12,000 shares of common stock were outstanding during the three and six months ended June 30, 2000 and the three and six months ended June 30, 1999, respectively, but were not included in the calculation of diluted net income per common share because the option price was greater than the average market price of the common shares during the period.

6)   INVENTORIES
     -----------
     Inventories consist of the following:

                                                                             June 30,              December 31,
                                                                               2000                    1999
                                                                               ----                    ----
     Raw material.....................................................       $ 8,813                 $ 6,644
     Work in process..................................................        10,211                   7,026
     Finished goods...................................................        18,885                  13,980
                                                                            --------                 -------
                                                                            $ 37,909                 $27,650
                                                                            ========                 =======

7)   STOCKHOLDERS' EQUITY
     --------------------
     Total comprehensive income was as follows:

                                                                               Three Months Ended June 30,
                                                                               2000                   1999
                                                                               ----                   ----
     Net income..................................................           $ 11,286                $ 7,576
     Other comprehensive income, net of taxes:
       Non-recurring deferred tax charge to comprehensive
         income (Note 9).........................................                 --                   (660)
       Impact of adopting SFAS No. 133...........................                 --                    (16)
       Changes in value of financial instruments designated
         as hedges of currency and interest rate exposures.......                121                    254
       Foreign currency translation adjustment...................               (189)                  (172)
       Unrealized gain (loss) on investments.....................               (108)                   293
                                                                            --------                -------
     Other comprehensive income, net of taxes....................               (176)                  (301)
                                                                            --------                -------
     Total comprehensive income..................................           $ 11,110                $ 7,275
                                                                            ========                =======

                                                                               Six Months Ended June 30,
                                                                               2000                   1999
                                                                               ----                   ----
     Net income..................................................           $ 20,617                $10,705
     Other comprehensive income, net of taxes:
       Non-recurring deferred tax charge to comprehensive
         income (Note 9).........................................                 --                   (660)
       Impact of adopting SFAS No. 133...........................                 --                    (16)
       Changes in value of financial instruments designated
         as hedges of currency and interest rate exposures.......                313                    254
       Foreign currency translation adjustment...................               (294)                  (739)
       Unrealized gain (loss) on investments.....................               (210)                   412
                                                                            --------                -------
     Other comprehensive income, net of taxes....................               (191)                  (749)
                                                                            --------                -------
     Total comprehensive income..................................           $ 20,426                $ 9,956
                                                                            ========                =======

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

8)   SEGMENT INFORMATION AND SIGNIFICANT CUSTOMER
     --------------------------------------------
     Segment Information for the three months ended June 30, 2000 and 1999:

                                                       NORTH AMERICA       FAR EAST       EUROPE          TOTAL
                                                       -------------       --------       ------          -----
     Net sales to unaffiliated customers 2000               $54,871        $16,143        $6,687        $77,701
                                         1999                30,861          8,658         4,690         44,209

                  Intersegment net sales 2000               $15,324           $278          $321        $15,923
                                         1999                 8,931            195           342          9,468

                  Income from operations 2000               $16,143         $1,007          $722        $17,872
                                         1999                 5,230            331           346          5,907

     Segment Information for the six months ended June 30, 2000 and 1999:

                                                      NORTH AMERICA       FAR EAST        EUROPE          TOTAL
                                                      -------------       --------        ------          -----
     Net sales to unaffiliated customers 2000              $100,277        $30,120       $12,860       $143,257
                                         1999                56,994         15,747         9,378         82,119

                  Intersegment net sales 2000               $29,536           $649          $619        $30,804
                                         1999                15,772            327           510         16,609

                  Income from operations 2000               $28,570         $2,370        $1,548        $32,488
                                         1999                 8,087            623           738          9,448

     The Company had one customer comprising 27% and 22% of net sales for the three months ended June 30, 2000 and 1999, respectively, and 26% and 21% for the six months ended June 30, 2000 and 1999, respectively.

9)   INCOME TAXES
     ------------
     Prior to its initial public offering, the Company was treated as an S corporation for federal income tax purposes. As an S corporation, the Company was not subject to federal, and certain state income taxes. The Company terminated its S corporation status upon the closing of the initial public offering and became subject to taxes at C corporation tax rates. This change in tax status and tax rates resulted in a non-recurring, non-cash deferred tax credit to net income of $3,770,000 and a deferred tax charge to other comprehensive income of $660,000 in the three months ended June 30, 1999.

10)  COMMITMENTS AND CONTINGENCIES
     -----------------------------
     Prior to its initial public offering, the Company entered into a Tax Indemnification and S Corporation Distribution Agreement with its then existing stockholders (the "Pre-IPO stockholders"). The agreement includes provisions for the payment, with interest, by the pre-IPO stockholders or MKS, as the case may be, for the difference between the $40,000,000 distributed as an estimate of the amount of the accumulated adjustments account as of April 4, 1999, which is the date the Company's S Corporation status was terminated, and the actual amount of the accumulated adjustments account on that day. The actual amount of the accumulated adjustments account cannot be determined until MKS calculates the amount of its taxable income for the year ending December 31, 1999. Based on the

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

     Company's estimate of the taxable income for the year ending December 31, 1999, MKS believes that an additional future distribution to the Pre-IPO stockholders will be required under this agreement. The amount of the additional distribution, prior to interest, is currently estimated to be $3,350,000. The amount of the additional distribution payable was charged directly to retained earnings during 1999 and had no impact on net income or earnings per share. The amount of the accumulated adjustments account can be affected by income tax audits of MKS. If any audit increases or decreases the accumulated adjustments account, MKS or the Pre-IPO stockholders, as the case may be, will also be required to make a payment, with interest, of such difference to the other party. No shareholders, other than the Pre-IPO stockholders, are parties to the Tax Indemnification and S Corporation Distribution Agreement.

11)  ACQUISITION
     -----------
     On March 10, 2000 the Company acquired Compact Instrument Technology, LLC ("Compact Instrument"), a start-up company with proprietary technology in process monitoring for semiconductor manufacturing and other manufacturing processes. The acquisition has been accounted for by the purchase method of accounting. The purchase price was $8,700,000 and consisted of $8,400,000 in MKS common stock and $300,000 in assumed net liabilities. The purchase price was allocated to the assets acquired based upon their estimated fair values. This allocation resulted in goodwill of $7,600,000 and acquired technology of $1,600,000, which are being amortized on a straight-line basis over 5 years and 3 years, respectively. The acquired technology is included in "Other assets" in the accompanying balance sheet.

     On May 5, 2000 the Company acquired Telvac Engineering, Ltd., a UK-based, privately held manufacturer of vacuum subsystems. The acquisition has been accounted for by the purchase method of accounting. The purchase price was $1,600,000, and consisted of $750,000 in cash, $750,000 in debt and $100,000 in other acquisition expenses. The purchase price was allocated to the assets acquired based on their estimated fair values. This allocation resulted in goodwill of $800,000, which is being amortized on a straight-line basis over 5 years.

     The following unaudited pro forma information presents a summary of the historical results of operations of the Company as if the acquisitions had occurred at the beginning of each period.

                                        Three months ended            Six months ended
                                            June 30,                      June 30,
                                        2000          1999           2000           1999
                                        ----          ----           ----           ----
    Net sales ..................     $  77,984      $ 44,930      $144,231      $   83,443
    Net income .................     $  11,245      $  7,742      $ 20,098      $   10,933
                                     =========      ========      ========      ==========
    Net income per share:
        Basic ..................     $    0.45      $   0.32      $   0.80      $     0.52
                                     =========      ========      ========      ==========
        Diluted ................     $    0.43      $   0.31      $   0.77      $     0.49
                                     =========      ========      ========      ==========

     These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at the beginning of the period, or which may result in the future.

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

     12)  SUBSEQUENT EVENT
          ----------------
     On July 21, 2000 the Company acquired Spectra International, LLC, a privately held company with products and technology in process monitoring, for $9,700,000 cash; 183,293 shares of MKS common stock; fully vested options to purchase 83,675 shares of MKS common stock, calculated at an exchange ratio of 0.4768 shares of MKS common stock per share of Spectra common stock; and the assumption of approximately $1,000,000 in long-term debt. The transaction also includes contingent earnout payments of up to an aggregate of $12,000,000 over 5 years.

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

                                                        Three Months Ended             Six Months Ended
                                                              June 30,                     June 30,
                                                        2000           1999           2000           1999
                                                        ----           ----           ----           ----
    Net sales ...................................      100.0%         100.0%         100.0%         100.0%
    Cost of sales ...............................       53.7           57.8           53.9           58.6
                                                       -----          -----          -----          -----
    Gross profit ................................       46.3           42.2           46.1           41.4
    Research and development ....................        7.5            7.5            7.1            7.6
    Selling, general and administrative .........       15.8           21.3           16.3           22.3
                                                       -----          -----          -----          -----
    Income from operations ......................       23.0           13.4           22.7           11.5
    Interest income, net ........................        0.6            0.5            0.5             --
    Other income (expense), net .................       (0.3)            --           (0.1)           0.2
                                                       -----          -----          -----          -----
    Income before income taxes ..................       23.3           13.9           23.1           11.7
    Provision for income taxes ..................        8.8            5.3            8.7            3.3
    Non-recurring deferred tax credit ...........         --           (8.5)            --           (4.6)
                                                       -----          -----          -----          -----
    Net income ..................................       14.5%          17.1%          14.4%          13.0%
                                                       =====          =====          =====          =====
    Pro forma data for 1999:
      Historical income before income taxes ...                        13.9%                         11.7%
      Pro forma provision for income taxes ....                         5.3                           4.4
                                                                      -----                         -----
      Pro forma net income ....................                         8.6%                          7.3%
                                                                      =====                         =====

Results of Operations

     NET SALES. Net sales increased 75.8% to $77.7 million for the three months ended June 30, 2000 from $44.2 million for the three months ended June 30, 1999. International net sales were approximately $22.8 million for the three months ended June 30, 2000 or 29.4% of net sales and $13.3 million for the three months ended June 30, 1999 or 30.2% of net sales. Net sales increased 74.5% to $143.3 million for the six months ended June 30, 2000 from $82.1 million in the same period of 1999. The increases in net sales were due to increased worldwide sales volume of MKS's existing products which resulted primarily from increased sales to the Company's semiconductor capital equipment manufacturer and semiconductor device manufacturer customers.

     GROSS PROFIT. Gross profit as a percentage of net sales increased to 46.3% for the three months ended June 30, 2000 from 42.2% for the three months ended June 30, 1999. Gross profit as a percentage of net sales increased to 46.1% for the six months ended June 30, 2000 from 41.4% for the same period of 1999. The increases were primarily due to fuller utilization of existing manufacturing capacity as a result of increased net sales and other manufacturing efficiencies.

     RESEARCH AND DEVELOPMENT. Research and development expense increased 75.4% to $5.8 million or 7.5% of net sales for the three months ended June 30, 2000 from $3.3 million or 7.5% of net sales for the three months ended June 30, 1999 due to increased spending of $0.9 million for compensation and increased spending of $1.3 million for development materials related to projects in process. Research and development expense increased 63.3% to $10.2 million for the six months ended June 30, 2000 from $6.3 million for the same period of 1999 due to increased compensation and increased spending for development materials related to projects in process.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 30.5% to $12.3 million or 15.8% of net sales for the three months ended June 30, 2000 from $9.4 million or 21.3% of net sales for the three months ended June 30, 1999. The increase was due primarily to increased compensation expense of $1.1 million, increased depreciation and amortization of $0.5 million, and other general and administrative expenses. Selling, general and administrative expenses increased 27.4% to $23.3 million for the six months ended June 30, 2000 from $18.3 million for the same period of 1999 due primarily to increased compensation expense of $2.1 million, increased depreciation and amortization of $0.6 million, increased professional fees of $0.4 million and other general and administrative expenses.

     INTEREST INCOME (EXPENSE), NET. During the three and six months ended June 30, 2000 and the three months ended June 30, 1999, the Company generated net interest income of $0.5 million, $0.8 million and $0.2 million, respectively, primarily from the invested net proceeds of our initial public offering, offset by interest expense on outstanding debt.

     OTHER INCOME (EXPENSE), NET. Other expense of $0.2 million in the three and six months ended June 30, 2000 represents expenses related to the preparation of the registration statement for the Company's follow-on public stock offering. The Company decided not to proceed with the follow-on offering, and has converted the registration statement to a shelf registration statement. Other income of $0.2 million in the six months ended June 30, 1999 primarily represents gains recorded from foreign exchange contracts which did not qualify for hedge accounting.

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

Operations provided cash of $5.3 million for the six months ended June 30, 2000 primarily impacted by net income, depreciation and changes in the levels of accounts payable, inventories and accounts receivable. Investing activities utilized cash of $0.9 million for the six months ended June 30, 2000 primarily from the purchase of property and equipment offset by proceeds from selling short-term investments. Financing activities provided cash of $4.8 million primarily from short-term borrowings and proceeds from employees exercising stock options.

Working capital was $109.3 million as of June 30, 2000, an increase of $22.2 million from December 31, 1999. MKS has a combined $30.0 million line of credit with two banks, expiring December 31, 2000, all of which is available.

Prior to our initial public offering, we entered into a Tax Indemnification and S Corporation Distribution Agreement with our then existing stockholders. The agreement includes provisions for the payment, with interest, by those stockholders or MKS, as the case may be, for the difference between the $40 million distributed as an estimate of the amount of the accumulated adjustments account as of April 4, 1999, which is the date our S corporation status was terminated, and the actual amount of the accumulated adjustments account on that day. The actual amount of the accumulated adjustments account cannot be determined until we calculate the amount of our taxable income for the year ending December 31, 1999. Based on our estimate of the taxable income for the year ending December 31, 1999, we believe that an additional distribution to the then existing stockholders will be required under this agreement. The amount of the additional distribution, prior to interest, is currently estimated to be $3.4 million. The payment of the actual additional distribution is expected to be made during the third quarter of 2000. The amount of the additional distribution payable was charged directly to retained earnings during 1999 and had no impact on net income or earnings per share. The amount of the accumulated adjustments account can be affected by income tax audits of MKS. If any audit increases or decreases the accumulated adjustments account, MKS or the then existing stockholders, as the case may be, will also be required to make a payment, with interest, of such difference to the other party. No stockholders, other than the then existing stockholders, are parties to the Tax Indemnification and S Corporation Distribution Agreement.

MKS believes that the net proceeds from its initial public offering, together with the cash anticipated to be generated from operations and funds available from existing credit facilities, will be sufficient to satisfy its estimated working capital and planned capital expenditure requirements through at least the next 24 months.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 3 of Notes to Consolidated Financial Statements for a discussion of the impact of recently issued accounting pronouncements.

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

     A significant percentage of our expenses are relatively fixed and based in part on expectations of future net sales. The inability to adjust spending quickly enough to compensate for any shortfall would magnify the adverse impact of a shortfall in net sales on our results of operations. Factors that could cause fluctuations in our net sales include:

     o  the timing of the receipt of orders from major customers;

     o  shipment delays;

     o  disruption in sources of supply;

     o  seasonal variations of capital spending by customers;

     o  production capacity constraints; and

     o  specific features requested by customers.

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

     Attempts to lessen the adverse effect of any loss or reduction through the rapid addition of new customers could be difficult because prospective customers typically require lengthy qualification periods prior to placing volume orders with a new supplier. Our future success will continue to depend upon:

     o  our ability to maintain relationships with existing key customers;

     o  our ability to attract new customers; and

     o the success of our customers in creating demand for their capital equipment products which incorporate our products.

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

INTELLECTUAL PROPERTY MATTERS

     Although we seek to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we cannot be certain that:

     o  we will be able to protect our technology adequately;

     o competitors will not be able to develop similar technology independently;

     o  any of our pending patent applications will be issued;

     o intellectual property laws will protect our intellectual property rights; or

     o third parties will not assert that our products infringe patent, copyright or trade secrets of such parties.

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

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of stockholders held on May 17, 2000 (the "Annual Meeting"), the following proposals were approved as further specified below:

1.  Election of Directors:

                                          FOR                 WITHHELD AUTHORITY
                                          ---                 ------------------
    Robert J. Therrien                22,294,182                   570,209
    Louis P. Valente                  22,849,793                    14,598

2. Continuance and Amendment of the Amended and Restated 1995 Stock Incentive Plan.

        FOR                 AGAINST              ABSTAIN
        ---                 -------              -------
     19,133,536            3,148,477              7,298

3.  Ratification of Appointment of Independent Accountants.


        FOR                 AGAINST              ABSTAIN
        ---                 -------              -------
    22,860,633                452                 3,306


     ITEM 5. OTHER INFORMATION

None.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Ex. No.     Description
27             Financial Data Schedule

(b)  Reports on Form 8-K

     1. The Company filed a report on Form 8-K with the Securities and Exchange Commission on June 28, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MKS INSTRUMENTS, INC.


August 11, 2000                    By: /s/ Ronald C. Weigner
                                      --------------------------------------
                                      Ronald C. Weigner
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)