Form 10-Q
period 2000-09-30
MKS INSTRUMENTS INC
filed 2000-11-14
CIK 1049502

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


         (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _______________ to _______________


Commission file number 0-23621
                       -------


                              MKS INSTRUMENTS, INC.

             (Exact name of registrant as specified in its charter)

Massachusetts                                               04-2277512
--------------------------------------------------------------------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)

Six Shattuck Road, Andover, Massachusetts                   01810
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code          (978) 975-2350
                                                            --------------------

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No    .
                                             ---     ---
Number of shares outstanding of the issuer's common stock as of October 31, 2000: 25,532,257

                              MKS INSTRUMENTS, INC.
                                    FORM 10-Q
                                      INDEX

PART I   FINANCIAL INFORMATION
------   ---------------------

         ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets -
                  September 30, 2000 and December 31, 1999

                  Consolidated Statements of Income -
                  Three and nine months ended September 30, 2000 and 1999

                  Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 2000 and 1999

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

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         ITEM 5.  OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                              MKS INSTRUMENTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                 SEPTEMBER 30, 2000  DECEMBER 31, 1999
                                                                 ------------------  -----------------
                                                                     (Unaudited)
                                      ASSETS
Current assets:
    Cash and cash equivalents ................................        $  41,097         $  35,714
    Short-term investments ...................................            6,461            28,132
    Trade accounts receivable, net ...........................           61,908            36,857
    Inventories ..............................................           45,210            27,650
    Deferred tax asset .......................................            5,371             4,119
    Other current assets .....................................            4,769             3,378
                                                                      ---------         ---------
        Total current assets .................................          164,816           135,850
    Property, plant and equipment, net .......................           34,417            32,826
    Goodwill and other intangible assets, net ................           38,737               ---
    Long-term investments ....................................           12,100             1,063
    Other assets .............................................            5,683             4,866
                                                                      ---------         ---------
        Total assets .........................................        $ 255,753         $ 174,605
                                                                      =========         =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings ....................................        $  17,352         $  12,423
    Current portion of long-term debt ........................            6,825             7,346
    Current portion of capital lease obligations .............              845             1,059
    Accounts payable .........................................           16,398             7,683
    Accrued compensation .....................................           11,294             9,202
    Other accrued expenses ...................................           10,816             6,314
    Income taxes payable .....................................            1,289             1,385
    Distribution Payable .....................................              ---             3,350
                                                                      ---------         ---------
        Total current liabilities ............................           64,819            48,762
Long-term debt ...............................................            3,830             4,340
Long-term portion of capital lease obligations ...............              948             1,322
Deferred tax liability .......................................            1,817               522
Other liabilities ............................................              468               490
Commitments and contingencies (Note 10)
Stockholders' equity:
    Preferred Stock, $0.01 par value, 2,000,000 shares
        authorized; none issued and outstanding ..............              ---               ---
    Common Stock, no par value, 50,000,000 shares authorized;
        25,532,257 and 24,632,849 issued and outstanding at
        September 30, 2000 and December 31, 1999,
        respectively..........................................              113               113
    Additional paid-in capital ...............................          115,098            84,713
    Retained earnings ........................................           68,152            33,166
    Shareholder receivable ...................................             (777)             (856)
    Accumulated other comprehensive income ...................            1,285             2,033
                                                                      ---------         ---------
        Total stockholders' equity ...........................          183,871           119,169
                                                                      ---------         ---------
        Total liabilities and stockholders' equity ...........        $ 255,753         $ 174,605
                                                                      =========         =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              MKS INSTRUMENTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)

                                                          Three Months Ended        Nine Months Ended
                                                             September 30             September 30
                                                         ---------------------   ----------------------
                                                           2000         1999        2000        1999
                                                         ---------   ---------   ---------    ---------

Net sales ............................................   $  87,636   $  50,621   $ 230,893    $ 132,740
Cost of sales ........................................      47,050      28,876     124,262       76,983
                                                         ---------   ---------   ---------    ---------
Gross profit .........................................      40,586      21,745     106,631       55,757
Research and development .............................       5,967       3,482      16,115        9,754
Selling, general and administrative ..................      13,446      10,264      36,284       28,556
Amortization of goodwill and other intangible assets .       1,443         ---       2,014          ---
Purchase of in-process technology ....................         310         ---         310          ---
                                                         ---------   ---------   ---------    ---------
Income from operations ...............................      19,420       7,999      51,908       17,447
Interest expense .....................................         289         341       1,139        1,025
Interest income ......................................         847         672       2,538        1,346
Other income (expense), net ..........................         ---         681        (209)         849
                                                         ---------   ---------   ---------    ---------
Income before income taxes ...........................      19,978       9,011      53,098       18,617
Provision for income taxes ...........................       7,542       2,974      20,045        5,645
Non-recurring deferred tax credit (Note 9) ...........         ---         ---         ---       (3,770)
                                                         ---------   ---------   ---------    ---------
Net income ...........................................   $  12,436   $   6,037   $  33,053    $  16,742
                                                         =========   =========   =========    =========
Historical net income per share:
    Basic ............................................   $    0.49   $    0.25   $    1.32    $    0.75
                                                         =========   =========   =========    =========
    Diluted ..........................................   $    0.47   $    0.24   $    1.26    $    0.72
                                                         =========   =========   =========    =========
Historical weighted average common shares outstanding:
    Basic ............................................      25,310      24,458      25,048       22,193
                                                         =========   =========   =========    =========
    Diluted ..........................................      26,371      25,628      26,262       23,327
                                                         =========   =========   =========    =========
Pro forma data:
    Historical income before income taxes ............               $   9,011                $  18,617
    Pro forma provision for income taxes assuming C
        corporation tax ..............................                   3,334                    6,984
                                                                     ---------                ---------
    Pro forma net income .............................               $   5,677                $  11,633
                                                                     =========                =========
Pro forma net income per share:
    Basic ............................................               $    0.23                $    0.52
                                                                     =========                =========
    Diluted ..........................................               $    0.22                $    0.50
                                                                     =========                =========
Pro forma weighted average common shares outstanding:
    Basic ............................................                  24,458                   22,193
                                                                     =========                =========
    Diluted ..........................................                  25,558                   23,133
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

                              MKS INSTRUMENTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                             Nine Months Ended
                                                                                September 30,
                                                                           ----------------------
                                                                             2000          1999
                                                                           --------      --------
Cash flows from operating activities:
    Net income .......................................................     $ 33,053      $ 16,742
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization ................................        6,934         4,632
        Loss (gain) on disposal of property, plant and equipment .....           61          (184)
        Non-recurring deferred tax credit ............................          ---        (3,770)
        Deferred taxes ...............................................         (972)         (282)
        Purchase of in-process technology ............................          310           ---
        Other ........................................................          129           357
        Forward exchange contract gain realized ......................          ---           (78)
        Changes in operating assets and liabilities, net of effects of businesses acquired:
           Increase in trade accounts receivable .....................      (21,657)      (12,038)
           Increase in inventories ...................................      (13,907)       (1,093)
           Increase in other current assets ..........................       (1,135)       (1,913)
           Increase in accrued expenses and other current
            liabilities...............................................       10,203         4,592
           Increase in accounts payable ..............................        6,237         3,991
                                                                           --------      --------
    Net cash provided by operating activities ........................       19,256        10,956
                                                                           --------      --------
    Cash flows from investing activities:
        Proceeds from sales of (purchases of) investments ............        9,663       (34,562)
        Purchases of property, plant and equipment ...................       (6,119)       (3,891)
        Proceeds from sales of property, plant & equipment ...........           15           262
        Purchases of companies, net of cash acquired .................      (17,539)          ---
        Increase in other assets .....................................         (582)         (707)
        Cash used to settle forward exchange contracts ...............          ---            78
                                                                           --------      --------
    Net cash used in investing activities ............................      (14,562)      (38,820)
                                                                           --------      --------
    Cash flows from financing activities:
        Proceeds from short-term borrowings ..........................       17,299         6,692
        Payments on short-term borrowings ............................      (11,759)       (6,179)
        Principal payments on long-term debt .........................       (4,777)       (1,534)
        Proceeds from exercise of stock options ......................        2,545            37
        Proceeds from issuance of common stock, net of issuance
         costs........................................................          ---        82,062
        Cash distributions to stockholders ...........................       (1,417)      (40,000)
        Principal payments under capital lease obligations ...........         (839)         (768)
                                                                           --------      --------
    Net cash provided by financing activities ........................        1,052        40,310
                                                                           --------      --------
    Effect of exchange rate changes on cash and cash equivalents .....         (363)          150
                                                                           --------      --------
    Increase in cash and cash equivalents ............................        5,383        12,596
    Cash and cash equivalents at beginning of period .................       35,714        11,188
                                                                           --------      --------
    Cash and cash equivalents at end of period .......................     $ 41,097      $ 23,784
                                                                           ========      ========
    Supplemental disclosure of cash flow information:
        Cash paid during the period for:
           Interest ..................................................     $    929      $    896
                                                                           ========      ========
           Income taxes ..............................................     $ 16,124      $  6,394
                                                                           ========      ========
        Noncash transactions during the period:
           Assets acquired under capital leases ......................     $    ---      $    237
                                                                           ========      ========
           Stock issued in acquisition of Compact Instrument .........     $  8,433      $    ---
                                                                           ========      ========
           Debt issued in acquisition of Telvac Engineering, Ltd. ....     $    752      $    ---
                                                                           ========      ========
           Stock issued in acquisition of Spectra International,
             LLC  ....................................................     $  6,452      $    ---
                                                                           ========      ========
           Stock issued in acquisition of D.I.P., Inc. ...............     $  6,826      $    ---
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

                              MKS INSTRUMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Tables in thousands, except per share data)

1)       BASIS OF PRESENTATION
         The interim financial data as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 is unaudited; however, in the opinion of MKS Instruments, Inc. ("MKS" or the "Company"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the December 31, 1999 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

2)       USE OF ESTIMATES
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

3)       NEW ACCOUNTING PRONOUNCEMENTS
         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition". SAB 101 summarizes the staff's view in applying generally accepted accounting principles to revenue recognition. The application of the guidance in SAB 101 will be required in the Company's fourth quarter of the fiscal year 2000. The effect of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The Company is currently in the process of evaluating the impact that SAB 101 will have on its financial position and results of operations.

4)       CASH AND CASH EQUIVALENTS AND INVESTMENTS
         Cash equivalents consist of the following:

                                                September 30,    December 31,
                                                    2000             1999
                                                -------------    ------------
           Cash and Money Market Instruments      $ 22,877         $ 22,156
           Commercial Paper                             --            5,558
           Federal Government and Government
            Agency Obligations                      12,720            6,000
           Corporate Obligations                     5,500            2,000
                                                  --------         --------
                                                  $ 41,097         $ 35,714
                                                  ========         ========

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)


         Short-term available-for-sale investments maturing within one year consist of the following:

                                                     September 30,  December 31,
                                                         2000          1999
                                                     -------------  ------------
           Federal Government and Government
             Agency Obligations                         $ 4,687      $ 16,245
           Corporate Obligations                          1,000         5,501
           Commercial Paper                                 ---         4,641
           Equity Securities                                774         1,745
                                                        -------       -------
                                                        $ 6,461       $28,132
                                                        =======       =======

         Long-term available-for-sale investments maturing within two years consist of the following:


                                                     September 30,  December 31,
                                                         2000           1999
                                                     -------------  ------------
           Federal Government and Government
             Agency Obligations                         $ 12,100      $ 1,063
                                                        ========      =======

5)       HISTORICAL AND PRO FORMA NET INCOME PER SHARE
         Historical net income per share is not meaningful in 1999 because of the Company's conversion from an S corporation to a C corporation in April, 1999 upon the closing of its initial public offering. For the three and nine months ended September 30, 1999, historical net income has been adjusted for the pro forma provision for income taxes calculated assuming the Company was subject to income taxation as a C corporation.

         The following is a reconciliation of basic to diluted historical and pro forma net income per share:

                                                  Three Months Ended September 30,
                                                  2000                 1999
                                               ----------     -------------------------
                                               HISTORICAL     PRO FORMA      HISTORICAL
                                               ----------     ---------      ----------
Net income .............................        $12,436        $ 5,677        $ 6,037
Shares used in net income per common
    share-basic ........................         25,310         24,458         24,458
Effect of dilutive securities:
     Employee and director stock options          1,061          1,100          1,170
                                                -------        -------        -------
Shares used in net income per common
    share-diluted ......................         26,371         25,558         25,628
                                                =======        =======        =======

Net income per common share-basic ......        $  0.49        $  0.23        $  0.25
                                                =======        =======        =======
Net income per common share-diluted ....        $  0.47        $  0.22        $  0.24
                                                =======        =======        =======

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

                                                   Nine Months Ended September 30,
                                              ----------------------------------------
                                                 2000                1999
                                              ----------     -------------------------
                                              HISTORICAL     PRO FORMA      HISTORICAL
                                              ----------     ---------      ----------
Net income ............................        $33,053        $11,633        $16,742
Shares used in net income per common
    share-basic .......................         25,048         22,193         22,193
Effect of dilutive securities:
    Employee and director stock options          1,214            940          1,134
                                               -------        -------        -------
Shares used in net income per common
    share-diluted .....................         26,262         23,133         23,327
                                               =======        =======        =======

Net income per common share-basic .....        $  1.32        $  0.52        $  0.75
                                               =======        =======        =======
Net income per common share-diluted ...        $  1.26        $  0.50        $  0.72
                                               =======        =======        =======

For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price greater than the average market price of the common shares during the period. Options to purchase 464,117, 173,571, 0 and 8,000 shares of common stock were outstanding during the three and nine months ended September 30, 2000 and the three and nine months ended September 30, 1999, respectively, but were not included in the calculation of diluted net income per common share because the option price was greater than the average market price of the common shares during the period.

6)       INVENTORIES
         Inventories consist of the following:

                                                    September 30,   December 31,
                                                         2000           1999
                                                    -------------   ------------
Raw material ..................................        $ 9,797        $ 6,644
Work in process................................         13,018          7,026
Finished goods.................................         22,395         13,980
                                                       -------        -------
                                                       $45,210        $27,650
                                                       =======        =======

7)       STOCKHOLDERS' EQUITY
         Total comprehensive income was as follows:


                                                   Three Months Ended September 30,
                                                        2000           1999
                                                       -------        -------
Net income.....................................        $12,436        $ 6,037
Other comprehensive income, net of taxes:
    Changes in value of financial instruments
      designated as hedges of currency and
      interest rate exposures..................             95           (504)
    Foreign currency translation adjustment....           (269)           574
    Unrealized gain (loss) on investments......           (384)           (59)
                                                       -------        -------
Other comprehensive income, net of taxes.......           (558)            11
                                                       -------        -------
Total comprehensive income.....................        $11,878        $ 6,048
                                                       =======        =======

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)



                                                                Nine Months Ended September 30,
                                                                   2000               1999
                                                                ----------         -----------
Net income................................................       $ 33,053           $ 16,742
Other comprehensive income, net of taxes:
    Non-recurring deferred tax charge to comprehensive
       income (Note 9)....................................            ---               (660)
    Impact of adopting SFAS No. 133.......................            ---                (16)
    Changes in value of financial instruments designated
      as hedges of currency and interest rate exposures...            408               (250)
    Foreign currency translation adjustment...............           (563)              (165)
    Unrealized gain (loss) on investments.................           (594)               353
                                                                 --------            -------
Other comprehensive income, net of taxes..................           (749)              (738)
                                                                 --------            -------
Total comprehensive income................................       $ 32,304            $ 16,004
                                                                 ========            ========


8)       SEGMENT INFORMATION AND SIGNIFICANT CUSTOMER
         Segment Information for the three months ended September 30, 2000 and 1999:



                                                 NORTH AMERICA       FAR EAST        EUROPE          TOTAL
                                                 -------------       --------        ------          -----
Net sales to unaffiliated customers 2000               $62,535        $17,719        $7,382        $87,636
                                    1999                35,700          9,873         5,048         50,621

             Intersegment net sales 2000               $17,508           $292          $353        $18,153
                                    1999                 8,693            200           197          9,090

             Income from operations 2000               $16,895         $1,845          $680        $19,420
                                    1999                 6,828            768           403          7,999


         Segment Information for the nine months ended September 30, 2000 and 1999:


                                                 NORTH AMERICA       FAR EAST        EUROPE          TOTAL
                                                 -------------       --------        ------          -----
Net sales to unaffiliated customers 2000              $162,812        $47,839       $20,242       $230,893
                                    1999                92,694         25,620        14,426        132,740

             Intersegment net sales 2000               $47,044           $941          $972        $48,957
                                    1999                24,465            527           707         25,699

             Income from operations 2000               $45,465         $4,215        $2,228        $51,908
                                    1999                14,915          1,391         1,141         17,447

The Company had one customer comprising 25% and 25% of net sales for the three months ended September 30, 2000 and 1999, respectively, and 26% and 23% for the nine months ended September 30, 2000 and 1999, respectively.

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

9)       INCOME TAXES
         Prior to its initial public offering, the Company was treated as an S corporation for federal income tax purposes. As an S corporation, the Company was not subject to federal, and certain state income taxes. The Company terminated its S corporation status upon the closing of the initial public offering and became subject to taxes at C corporation tax rates. This change in tax status and tax rates resulted in a non-recurring, non-cash deferred tax credit to net income of $3,770,000 and a deferred tax charge to other comprehensive income of $660,000 in the nine months ended September 30, 1999.

10)      COMMITMENTS AND CONTINGENCIES
         Prior to its initial public offering, the Company entered into a Tax Indemnification and S Corporation Distribution Agreement with its then existing stockholders (the "Pre-IPO stockholders"). The agreement includes provisions for the payment, with interest, by the Pre-IPO stockholders or MKS, as the case may be, for the difference between the $40,000,000 distributed as an estimate of the amount of the accumulated adjustments account as of April 4, 1999, which is the date the Company's S Corporation status was terminated, and the actual amount of the accumulated adjustments account on that day. The actual amount of the accumulated adjustments account was $41,416,619. Accordingly, the Company made an additional distribution of $1,416,619, plus interest of $177,524, to the Pre-IPO stockholders during the three months ended September 30, 2000. The amount of the additional distribution payable had been estimated to be $3,350,000. This estimated amount was charged directly to retained earnings during 1999 and had no impact on net income or earnings per share. The difference between the actual additional distribution and the estimated additional distribution was credited directly to retained earnings during the three months ended September 30, 2000 and had no impact on net income or earnings per share. The amount of the accumulated adjustments account can be affected by future income tax audits of MKS. If any audit increases or decreases the accumulated adjustments account, MKS or the Pre-IPO stockholders, as the case may be, will also be required to make a payment, with interest, of such difference to the other party. No shareholders, other than the Pre-IPO stockholders, are parties to the Tax Indemnification and S Corporation Distribution Agreement.

11)      ACQUISITIONS
         On March 10, 2000 the Company acquired Compact Instrument Technology, LLC ("Compact Instrument"), a start-up company with proprietary technology in process monitoring for semiconductor manufacturing and other manufacturing processes. The acquisition has been accounted for by the purchase method of accounting. The purchase price was $8,700,000 and consisted of $8,400,000 in MKS common stock and $300,000 in assumed net liabilities. The purchase price was allocated to the assets acquired based upon their estimated fair values. This allocation resulted in goodwill of $7,600,000 and acquired technology of $1,600,000, which are being amortized on a straight-line basis over 5 years and 3 years, respectively.

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

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

         On July 21, 2000 the Company acquired Spectra International, LLC, a privately held company with products and technology in process monitoring. The purchase price consisted of $9,700,000 cash; 183,293 shares of MKS common stock valued at $6,500,000; fully vested options to purchase 83,675 shares of MKS common stock valued at $2,400,000, calculated at an exchange ratio of 0.4768 shares of MKS common stock per share of Spectra common stock; and $400,000 in acquisition costs. The transaction also includes contingent earnout payments of up to an aggregate of $12,000,000 over 5 years, which will be treated as compensation expense as it is earned. The purchase price was allocated to the assets acquired based on their estimated fair values. Goodwill, acquired technology and other intangible assets are being amortized on a straight-line basis over 5 to 7 years. The allocation of the purchase price is as follows:

               Current assets...............................     $ 5,400
               Acquired intangibles.........................       7,900
               Acquired technology..........................       3,700
               Goodwill.....................................       6,100
               Other assets.................................         400
               Liabilities and debt assumed.................      (4,500)
                                                                 -------
                                                                 $19,000
                                                                 =======

         The intangible assets include approximately $0.3 million for acquired in-process technology for projects that did not have future alternative uses. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the in-process technology projects. At the date of the acquisition, the development of these projects had not yet reached technological feasibility, and the technology in progress had no alternative future uses. Accordingly, these costs were expensed in the three months ended September 30, 2000.

         On September 6, 2000 the Company acquired D.I.P., Inc., a privately held company with products and technology in digital process control. The purchase price was $6,900,000 cash; 231,392 shares of MKS common stock valued at $6,800,000; and $300,000 in acquisition costs. The purchase price was allocated to the assets acquired based on their estimated fair values. Goodwill, acquired technology and other intangibles are being amortized on a straight-line basis over 3 to 5 years. The allocation of the purchase is as follows:

               Current assets...............................     $ 3,000
               Acquired intangibles.........................       1,700
               Acquired technology..........................       7,200
               Goodwill.....................................       4,300
               Other assets.................................         200
               Liabilities assumed..........................      (2,400)
                                                                 -------
                                                                 $14,000
                                                                 =======

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)


         The following unaudited pro forma information presents a summary of the historical results of operations of the Company as if the acquisitions had occurred at the beginning of each period.


                                                  Three months ended        Nine months ended
                                                    September 30,             September 30,
                                                   2000        1999         2000          1999
                                                   ----        ----         ----          ----

             Net sales....................       $89,814     $55,470      $243,412      $146,670
             Net income...................       $11,741     $ 4,654      $ 30,810      $ 12,971
                                                 =======     =======      ========      ========
             Net income per share:
                 Basic....................       $  0.46     $  0.19      $   1.21      $   0.57
                                                 =======     =======      ========      ========
                 Diluted..................       $  0.44     $  0.18      $   1.16      $   0.54
                                                 =======     =======      ========      ========

         These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at the beginning of the period, or which may result in the future.

12)      SUBSEQUENT EVENT
         On October 2, 2000 the Company entered into a definitive merger agreement to acquire Applied Science and Technology, Inc. (ASTeX), a Wilmington, Massachusetts based company that designs, develops, and manufactures precision reactive gas solutions.

         Under the terms of the agreement, each outstanding share of ASTeX common stock will be exchanged for 0.7669 newly issued shares of common stock of MKS. This would result in the issuance of approximately 11.2 million shares of common stock of MKS, representing 30% of MKS's then outstanding shares. The merger is subject to the approval of both MKS and ASTeX stockholders, regulatory approval and other customary closing conditions.

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

MKS develops, manufactures and supplies instruments, components and integrated subsystems used to measure, control and analyze gases in semiconductor manufacturing and similar industrial manufacturing processes. We sold products to over 4,000 customers in 1999. We estimate that approximately 66% of our net sales during 1999 and 76% of our net sales in the first nine months of 2000 were to semiconductor capital equipment manufacturers and semiconductor device manufacturers. The following table sets forth for the periods indicated the percentage of total net sales of certain line items included in MKS's consolidated statement of income data.


                                                              Three Months Ended           Nine Months Ended
                                                                 September 30,                September 30,
                                                               2000          1999          2000           1999
                                                              ------        ------        ------         ------
Net sales ..........................................          100.0%        100.0%        100.0%         100.0%
Cost of sales ......................................           53.7          57.0          53.8           58.0
                                                              -----         -----         -----          -----
Gross profit .......................................           46.3          43.0          46.2           42.0
Research and development ...........................            6.8           6.9           7.0            7.4
Selling, general and administrative ................           15.3          20.3          15.7           21.5
Amortization of goodwill and other intangible
 assets.............................................            1.6           ---           0.9            ---
Purchase of in-process technology ..................            0.4           ---           0.1            ---
                                                              -----         -----         -----          -----
Income from operations .............................           22.2          15.8          22.5           13.1
Interest income, net ...............................            0.6           0.7           0.6            0.3
Other income (expense), net ........................            ---           1.3          (0.1)           0.6
                                                              -----         -----         -----          -----
Income before income taxes .........................           22.8          17.8          23.0           14.0
Provision for income taxes .........................            8.6           5.9           8.7            4.3
Non-recurring deferred tax credit ..................            ---           ---           ---           (2.9)
                                                              -----         -----         -----          -----
Net income .........................................           14.2%         11.9%         14.3%          12.6%
                                                              =====         =====         =====          =====
Pro forma data for 1999:
    Historical income before income taxes ..........                         17.8%                        14.0%
    Pro forma provision for income taxes ...........                          6.6                          5.2
                                                                            -----                        -----
    Pro forma net income ...........................                         11.2%                         8.8%
                                                                            =====                        =====

Results of Operations

         Net Sales. Net sales increased 73.1% to $87.6 million for the three months ended September 30, 2000 from $50.6 million for the three months ended September 30, 1999. International net sales were approximately $25.1 million for the three months ended September 30, 2000 or 28.6% of net sales and $14.9 million for the three months ended September 30, 1999 or 29.5% of net sales. Net sales increased 73.9% to $230.9 million for the nine months ended September 30, 2000 from $132.7 million in the same period of 1999. International net sales were approximately $68.1 million for the nine months ended September 30, 2000 or 29.5% of net sales and $40.0 million for the nine months ended September 30, 1999 or 30.2% of net sales. The increase in net sales were due to increased worldwide sales volume of MKS's existing products which resulted primarily from increased sales to the Company's semiconductor capital equipment manufacturer and semiconductor device manufacturer customers.

         Gross Profit. Gross profit as a percentage of net sales increased to 46.3% for the three months ended September 30, 2000 from 43.0% for the three months ended September 30, 1999. Gross profit as a percentage of net sales increased to 46.2% for the nine months ended September 30, 2000 from 42.0% for the same period of 1999. The increases were primarily due to fuller utilization of existing manufacturing capacity as a result of increased net sales and other manufacturing efficiencies.

         Research and Development. Research and development expense increased 71.4% to $6.0 million or 6.8% of net sales for the three months ended September 30, 2000 from $3.5 million or 6.9% of net sales for the three months ended September 30, 1999 due primarily to increased spending of $1.1 million for compensation and increased spending of $0.9 million for development materials related to projects in process. Research and development expense increased 65.2% to $16.1 million for the nine months ended September 30, 2000 from $9.8 million for the same period of 1999 due to increased compensation and increased spending for development materials related to projects in process.

         Selling, General and Administrative. Selling, general and administrative expenses increased 31.0% to $13.4 million or 15.3% of net sales for the three months ended September 30, 2000 from $10.3 million or 20.3% of net sales for the three months ended September 30, 1999. The increase was due primarily to increased compensation expense of $1.2 million, earnout payments of $0.5 million related to the acquisition of Spectra International, LLC, increased professional fees of $0.4 million, and other general and administrative expenses. Selling, general and administrative expenses increased 27.1% to $36.3 million for the nine months ended September 30, 2000 from $28.6 million for the same period of 1999 due primarily to increased compensation expense of $3.5 million, earnout payments of $0.5 million related to the acquisition of Spectra International, LLC, increased professional fees of $1.0 million and other general and administrative expenses.

         Intangibles Amortization. Amortization of goodwill and other intangible assets of $1.4 million and $2.0 million for the three and nine months ended September 30, 2000, respectively, represents the amortization of goodwill and other intangibles resulting from the acquisitions completed by MKS during the year.

         Purchase of In-process Technology. In July, 2000 the Company acquired Spectra International, LLC in a transaction accounted for as a purchase. The purchase price was allocated to the assets acquired, including intangible assets, based on their estimated fair values. The intangible assets include approximately $0.3 million for acquired in-process technology for projects that did not have future alternative uses. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the in-process technology projects. At the date of the acquisition, the development of these projects had not yet reached technological feasibility, and the technology in progress had no alternative future uses. Accordingly, these costs were expensed in the three months ended September 30, 2000.


         Interest Income (Expense), Net. During the three and nine months ended September 30, 2000 and the three and nine months ended September 30, 1999, the Company generated net interest income of $0.6 million, $1.4 million, $0.3 million and $0.3 million, respectively, primarily from the invested net proceeds of our initial public offering, offset by interest expense on outstanding debt.

         Other Income (Expense), Net. Other expense of $0.2 million in the nine months ended September 30, 2000 represents expenses related to the preparation of the registration statement for the Company's follow-on public stock offering. The Company decided not to proceed with the follow-on offering, and has converted the registration statement to a shelf registration statement. Other income of $0.7 million in the three months ended September 30, 1999 represents a distribution from one of MKS's mutual insurance carriers upon the initial public offering of the insurance carrier. Other income of $0.8 million in the nine months ended September 30, 1999 also includes this distribution and gains recorded from foreign exchange contracts which did not qualify for hedge accounting. Effective April 1, 1999 MKS adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of SFAS No. 133 did not have a material impact on our financial position or results of operations. The derivative instruments currently held by us which have been designated as hedges, including forward exchange contracts, local currency purchased options, and an interest rate swap, qualify for hedge accounting under SFAS No. 133, and changes in their fair value will be recorded as a component of other comprehensive income until the hedged transaction occurs.

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

Operations provided cash of $19.3 million for the nine months ended September 30, 2000 primarily impacted by net income, depreciation and changes in the levels of accounts payable, accrued expenses, inventories and accounts receivable. Investing activities utilized cash of $14.6 million for the nine months ended September 30, 2000 primarily from the purchases of Telvac Engineering, Ltd., Spectra International, LLC and D.I.P., Inc. and the purchases of property and equipment, offset by proceeds from selling short-term investments. Financing activities provided cash of $1.1 million primarily from net short-term borrowings and proceeds from employees exercising stock options offset by payments on long-term debt.

Working capital was $100.0 million as of September 30, 2000, an increase of $12.9 million from December 31, 1999. MKS has a combined $30.0 million line of credit with two banks, expiring December 31, 2000, all of which is available.

Prior to our initial public offering, we entered into a Tax Indemnification and S Corporation Distribution Agreement with our then existing stockholders. The agreement includes provisions for the payment, with interest, by those stockholders or MKS, as the case may be, for the difference between the $40 million distributed as an estimate of the amount of the accumulated adjustments account as of April 4, 1999, which is the date our S corporation status was terminated, and the actual amount of the accumulated adjustments account on that day. The actual amount of the accumulated adjustments account was $41,416,619. Accordingly, the Company made an additional distribution of $1,416,619, plus interest of $177,524, to those stockholders during the three months ended September 30, 2000. The amount of the additional distribution payable had been estimated to be $3,350,000. This estimated amount was charged directly to retained earnings during 1999 and had no impact on net income or earnings per share. The difference between the actual additional distribution and the estimated additional distribution was credited directly to retained earnings during the three months ended September 30, 2000 and had no impact on net income or earnings per share. The amount of the accumulated adjustments account can be affected by future income tax audits of MKS. If any audit increases or decreases the accumulated adjustments account, MKS or the then existing stockholders, as the case may be, will also be required to make a payment, with interest, of such difference to the other party. No stockholders, other than the then existing stockholders, are parties to the Tax Indemnification and S Corporation Distribution Agreement.

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

                FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Cyclicality of the Semiconductor Industry

         We estimate that approximately 66% of our sales during 1999 and 76% of our sales in the first nine months of 2000 were to semiconductor capital equipment manufacturers and semiconductor device manufacturers, and we expect that sales to such customers will continue to account for a substantial majority of our sales. Our business depends upon the capital expenditures of semiconductor device manufacturers, which in turn depend upon the demand for semiconductors. Periodic reductions in demand for the products manufactured by semiconductor capital equipment manufacturers and semiconductor device manufacturers may adversely affect our business, financial condition and results of operations. Historically, the semiconductor market has been highly cyclical and has experienced periods of overcapacity, resulting in significantly reduced demand for capital equipment. For example, in 1996 and 1998, the semiconductor capital equipment industry experienced significant declines, which caused a number of our customers to reduce their orders. We cannot be certain that semiconductor downturns will not recur. A decline in the level of orders as a result of any future downturn or slowdown in the semiconductor capital equipment industry could have a material adverse effect on our business, financial condition and results of operations.

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

Customer Concentration

         Our five largest customers accounted for approximately 43% of our net sales for the first nine months of 2000, 33% of our net sales in 1999 and 24% of our net sales in 1998. The loss of a major customer or any reduction in orders by these customers, including reductions due to market or competitive conditions, would likely have a material adverse effect on our business, financial condition and results of operations. During the first nine months of 2000 and during 1999, one customer, Applied Materials, accounted for approximately 26% and 22%, respectively, of our net sales. While we have entered into a purchase contract with Applied Materials that expires in December 2000 unless it is extended by mutual agreement, none of our significant customers, including Applied Materials, has entered into an agreement requiring it to purchase any minimum quantity of our products. The demand for our products from our semiconductor capital equipment customers depends in part on orders received by them from their semiconductor device manufacturer customers.

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

International Operations and Sales

         International sales, which include sales by our foreign subsidiaries, but exclude direct export sales (which were less than 10% of our total net sales), accounted for approximately 29% of net sales for the first nine months of 2000, 31% of net sales in 1999 and 32% of net sales in 1998. We anticipate that international sales will continue to account for a significant portion of our net sales. In addition, certain of our key domestic customers derive a significant portion of their revenues from sales in international markets. Therefore, our sales and results of operations could be adversely affected by economic slowdowns and other risks associated with international sales.

Currency Exchange Rate Fluctuations

         Currency exchange rate fluctuations could have an adverse effect on our net sales and results of operations and we could experience losses with respect to our hedging activities. Unfavorable currency fluctuations could require us to increase prices to foreign customers which could result in lower net sales by us to such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be adversely affected. In addition, sales made by our foreign subsidiaries are denominated in the currency of the country in which these products are sold and the currency we receive in payment for such sales could be less valuable at the time of receipt as a result of exchange rate fluctuations. We enter into forward exchange contracts and local currency purchased options to reduce currency exposure arising from intercompany sales of inventory. However, we cannot be certain that our efforts will be adequate to protect us against significant currency fluctuations or that such efforts will not expose us to additional exchange rate risks.

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

PART II  OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

On October 3, 2000, a purported class action lawsuit, Landau v. Applied Science & Technology, Inc. et al (number 18384NC), was filed by an ASTeX stockholder against ASTeX, each ASTeX director and MKS. The lawsuit alleges that the defendants breached their fiduciary duties to ASTeX's stockholders in connection with the merger, including a claim that the price offered by MKS for the ASTeX common stock in the merger is inadequate. The lawsuit was filed in the Chancery Court of the State of Delaware in and for New Castle County and seeks injunctive relief and unspecified monetary damages. ASTeX and MKS believe that the suit is without merit and intend to vigorously defend against the claims; however, MKS can give no assurances as to the ultimate outcome of the suit.

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)  Recent sales of Unregistered Securities

     On March 10, 2000 MKS issued 137,130 shares of its common stock to the former stockholders of Compact Instrument in connection with its acquisition of Compact Instrument. The shares of common stock were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because there was no public offering of the common stock issued. No underwriters were involved in the sale of these securities.

     On July 21, 2000 MKS issued 183,293 shares of its common stock to the former stockholders of Spectra International in connection with its acquisition of Spectra International. The shares of common stock were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because there was no public offering of the common stock issued. No underwriters were involved in the sale of these securities.

     On September 6, 2000 MKS issued 231,392 shares of its common stock to the former stockholders of D.I.P. in connection with its acquisition of D.I.P. The shares of common stock were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because there was no public offering of the common stock issued. No underwriters were involved in the sale of these securities.

         (d) Use of Proceeds from Sales of Registered Securities. The Company has previously provided information on Form 10-Q for the period ended March 31, 1999 relating to the securities sold by the Company pursuant to the Registration Statement on Form S-1 (Reg. No. 333-71363) that was declared effective by the Securities and Exchange Commission on March 29, 1999. During the three months ended September 30, 2000, the Company used approximately $8,800,000 of the net proceeds from the securities sold to acquire other businesses. There has been no other change to the information previously provided.

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

         ITEM 5.  OTHER INFORMATION

None.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

Ex. No.   Description
 3.1(1)   Restated Articles of Organization
 3.2(2)   Amended and Restated By-Laws
 4.1(2)   Specimen certificate representing the common stock
 4.2(1)   Stockholder Agreement, dated as of October 2, 2000 among the Registrant, Richard Post and John
          M. Tarrh
10.28(1)  Employment Agreement dated as of March 10, 2000 between the Registrant and Donald Smith
10.29(1)  Employment Agreement dated October 18, 2000 between the Registrant and F. Thomas McNabb
10.30(1)  Lease dated as of August 9, 2000 between Aspen Industrial Partnership, LLP and the Registrant
10.31(1)  Letter Agreement dated as of October 13, 2000 by and between the Registrant and Applied
          Materials, Inc. amending Comprehensive Supplier Agreement #982812 dated October 23, 1998
10.32(1)  First Amendment dated as of September 1, 2000 to First Amended and Restated Loan Agreement
          dated as of January 1, 2000 among BankBoston, N.A., The Chase Manhattan Bank and the
          Registrant
10.35(1)  Sixth Amendment dated as of September 1, 2000 to Loan Agreement dated as of October 31, 1995 between The First National Bank of Boston and the Registrant
10.36(1)  Eleventh Amendment dated as of September 1, 2000 to Loan Agreement dated as of November 1,
          1993 between The First National Bank of Boston and the Registrant
27        Financial Data Schedule

----------------
(1) Incorporated by reference to the Registration Statement on Form S-4 originally filed with the Securities and Exchange Commission on November 13, 2000.
(2) Incorporated by reference to the Registration Statement on Form S-1 (file No. 333-71363) originally filed with the Securities and Exchange Commission on January 28, 1999, as amended.

(b)      Reports on Form 8-K

         1. The Company filed a report on Form 8-K with the Securities and Exchange Commission on October 11, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MKS INSTRUMENTS, INC.




November 10, 2000                             By:  /s/ Ronald C. Weigner
                                              ----------------------------------
                                              Ronald C. Weigner
                                              Vice President and Chief Financial
                                              Officer (Principal Financial
                                              Officer)