Form 10-Q
period 2001-03-31
MKS INSTRUMENTS INC
filed 2001-05-15
CIK 1049502

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _______________ to _______________


Commission file number 0-23621
                       -------


                              MKS INSTRUMENTS, INC.

             (Exact name of registrant as specified in its charter)

Massachusetts                                                04-2277512
--------------------------------------------------------------------------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)

Six Shattuck Road, Andover, Massachusetts                    01810
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code           (978) 975-2350
                                                             -------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Number of shares outstanding of the issuer's common stock as of April 30, 2001:
37,599,096

                              MKS INSTRUMENTS, INC.
                                    FORM 10-Q
                                      INDEX

PART I FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               Consolidated Balance Sheets -
               March 31, 2001 and December 31, 2000

               Consolidated Statements of Income -
               Three months ended March 31, 2001 and 2000

               Consolidated Statements of Cash Flows -
               Three months ended March 31, 2001 and 2000

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

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     ITEM 5.   OTHER INFORMATION

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

PART I. FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS


                              MKS INSTRUMENTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                 March 31,  December 31,
                                                                   2001         2000
                                                                 ---------  ------------
                                                               (Unaudited)    (Note 1)
                                      ASSETS
Current assets:
    Cash and cash equivalents ...............................    $111,423    $123,082
    Short-term investments ..................................      14,824      17,904
    Trade accounts receivable, net ..........................      82,725      95,076
    Inventories .............................................      78,497      69,165
    Deferred tax asset ......................................       7,358       9,976
    Other current assets ....................................       5,351       4,433
                                                                 --------    --------
        Total current assets ................................     300,178     319,636
    Property, plant and equipment, net ......................      70,849      64,133
    Goodwill and acquired intangible assets, net ............      38,101      45,325
    Long-term investments ...................................      17,230      17,100
    Other assets ............................................      14,033       8,209
                                                                 --------    --------
        Total assets ........................................    $440,391    $454,403
                                                                 ========    ========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings ...................................    $ 16,558    $ 15,741
    Current portion of long-term debt .......................       1,373       2,783
    Current portion of capital lease obligations ............         638         610
    Accounts payable ........................................      19,218      23,653
    Accrued compensation ....................................       8,175      17,003
    Other accrued expenses ..................................      14,138      14,588
    Income taxes payable ....................................       5,541       7,937
                                                                 --------    --------
        Total current liabilities ...........................      65,641      82,315
Long-term debt ..............................................       9,825      11,439
Long-term portion of capital lease obligations ..............         669         947
Deferred tax liability ......................................         963       1,663
Other liabilities ...........................................         508         517
Commitments and contingencies
Stockholders' equity:
    Preferred Stock, $0.01 par value, 2,000,000 shares
        authorized; none issued and outstanding .............          --          --
    Common Stock, no par value, 50,000,000 shares authorized;
        36,895,686 and 36,645,665 issued and outstanding at
        March 31, 2001 and December 31, 2000, respectively ..         113         113
    Additional paid-in capital ..............................     271,252     263,723
    Retained earnings .......................................      91,130      93,235
    Accumulated other comprehensive income ..................         290         451
                                                                 --------    --------
        Total stockholders' equity ..........................     362,785     357,522
                                                                 --------    --------
        Total liabilities and stockholders' equity ..........    $440,391    $454,403
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

                              MKS INSTRUMENTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                              -----------------------
                                                                 2001          2000
                                                              ---------     ---------
                                                                            (Note 1)

Net sales ................................................    $ 110,888     $  96,158
Cost of sales ............................................       67,693        54,933
                                                              ---------     ---------
Gross profit .............................................       43,195        41,225
Research and development .................................       11,151         7,123
Selling, general and administrative ......................       19,057        15,220
Amortization of goodwill and acquired intangible assets ..        2,240           378
Goodwill impairment charge ...............................        3,720            --
Merger expenses ..........................................        7,708            --
                                                              ---------     ---------
Income (loss) from operations ............................         (681)       18,504
Interest expense .........................................          402           429
Interest income ..........................................        1,794         1,211
Other income (expense), net ..............................           --            (9)
                                                              ---------     ---------
Income before income taxes ...............................          711        19,277
Provision for income taxes ...............................        2,816         7,318
                                                              ---------     ---------
Net income (loss) ........................................    $  (2,105)    $  11,959
                                                              =========     =========

Historical net income (loss) per share:

    Basic ................................................    $   (0.06)    $    0.36
                                                              =========     =========
    Diluted ..............................................    $   (0.06)    $    0.34
                                                              =========     =========

Historical weighted average common shares outstanding:

    Basic ................................................       36,820        33,618
                                                              =========     =========
    Diluted ..............................................       36,820        35,331
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

                              MKS INSTRUMENTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                            -----------------------
                                                                               2001          2000
                                                                            ---------     ---------
Cash flows from operating activities:
    Net income (loss) ..................................................    $  (2,105)    $  11,959
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization ..................................        4,958         2,700
        Goodwill impairment charge .....................................        3,720            --
        Other ..........................................................           27          (468)
        Changes in operating assets and liabilities net of effects of businesses acquired:
           Trade accounts receivable ...................................       14,220        (7,352)
           Inventories .................................................         (875)       (8,099)
           Other current assets ........................................       (1,232)         (917)
           Accrued expenses and other current liabilities ..............      (13,155)        4,274
           Accounts payable ............................................       (3,590)        3,377
                                                                            ---------     ---------
    Net cash provided by operating activities ..........................        1,968         5,474
                                                                            ---------     ---------
    Cash flows from investing activities:
        Proceeds from (purchases of) investments .......................       (5,393)        7,429
        Purchases of property, plant and equipment .....................       (4,898)       (2,566)
        (Increase) decrease in other assets ............................         (408)          322
        Purchases of companies, net of cash acquired ...................           --        (6,164)
                                                                            ---------     ---------
    Net cash used in investing activities ..............................      (10,699)         (979)
                                                                            ---------     ---------
    Cash flows from financing activities:
        Proceeds from short-term borrowings ............................       11,825         1,670
        Payments on short-term borrowings ..............................      (10,988)           --
        Principal payments on long-term debt ...........................         (695)         (514)
        Proceeds from exercise of stock options ........................          796         1,138
        Proceeds from issuance of common stock, net of issuance costs ..           --           259
        Principal payments under capital lease obligations .............         (250)         (308)
                                                                            ---------     ---------
    Net cash provided by financing activities ..........................          688         2,245
                                                                            ---------     ---------
    Effect of exchange rate changes on cash and cash equivalents .......         (474)           95
                                                                            ---------     ---------
    Increase (decrease) in cash and cash equivalents ...................       (8,517)        6,835
    Cash and cash equivalents at beginning of period ...................      123,082        67,489
    Effect of excluded results of ASTeX (Note 1)........................       (3,142)           --
                                                                            ---------     ---------
    Cash and cash equivalents at end of period .........................    $ 111,423     $  74,324
                                                                            =========     =========
    Supplemental disclosure of cash flow information:
        Cash paid during the period for:
           Interest ....................................................    $     365     $     267
                                                                            =========     =========
           Income taxes ................................................    $   5,053     $   2,555
                                                                            =========     =========
        Acquisitions:
           Fair value of assets acquired ...............................    $      --     $  15,803
           Less:  liabilities assumed ..................................           --         1,161
               Stock and options issued ................................           --         8,433
               Cash acquired ...........................................           --            45
                                                                            ---------     ---------
               Acquisitions, net of cash acquired ......................    $      --     $   6,164
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

                              MKS INSTRUMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Tables in thousands, except per share data)

1)   BASIS OF PRESENTATION
     The interim financial data as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 is unaudited; however, in the opinion of MKS Instruments, Inc., the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the December 31, 2000 audited financial statements and notes thereto included in the MKS Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001 and the MKS Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2001.

     On January 26, 2001 MKS completed its acquisition of Applied Science and Technology, Inc. ("ASTeX") in a transaction accounted for under the pooling of interests method of accounting. Under the terms of the agreement, each outstanding share of ASTeX common stock was exchanged for 0.7669 newly issued shares of common stock of MKS Instruments, Inc., resulting in the issuance of approximately 11.2 million shares of common stock of MKS Instruments, Inc., representing approximately 30% of its then outstanding shares. There were no material adjustments required to conform the accounting policies of the two companies. The unaudited financial statements for the three months ended March 31, 2000 combine the historical financial statements of MKS Instruments, Inc. for the three months ended March 31, 2000 with the historical financial statements of ASTeX for the three months ended September 25, 1999. The following table presents details of the results of operations for the separate companies.

                       MKS Instruments, Inc.         ASTeX
                        Three Months Ended    Three Months Ended
                         March 31, 2000       September 25, 1999    Combined
                       ---------------------  ------------------    --------
     Net sales.....        $65,556                 $30,602           $96,158
     Net income....        $ 9,331                 $ 2,628           $11,959

     The December 31, 2000 Balance Sheet combines the balance sheet of MKS Instruments, Inc. as of December 31, 2000 with the balance sheet of ASTeX as of June 30, 2000.

     The terms "MKS" and the "Company" refer to MKS Instruments, Inc., including ASTeX.

     As a result of conforming dissimilar fiscal year-ends, the ASTeX results of operations for the six-month period ended December 31, 2000 are excluded from the consolidated financial statements of MKS for the year ended December 31, 2000. The following is information related to the ASTeX financial results for the six-month period ended December 31, 2000:

      Net sales..................................................... $89,193
      Net income....................................................   5,968
      Net cash used by operating activities.........................  (3,500)
      Net cash provided by investing activities.....................     245
      Net cash provided by financing activities.....................      43

     Included in the March 31, 2001 stockholders' equity is a $5,968,000 adjustment resulting from conforming the two companies' dissimilar year ends, which represents the ASTeX results of operations for the six-month period ended December 31, 2000.

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

3)   CASH AND CASH EQUIVALENTS AND INVESTMENTS
     Cash equivalents consist of the following:

                                                          March 31, December 31,
                                                            2001       2000
                                                          --------  ------------
     Cash and Money Market Instruments .................  $ 44,893   $ 36,687
     Commercial Paper ..................................    24,955     74,895
     Federal Government and Government Agency
       Obligations .....................................        --      1,000
     State and Municipal Government Obligations ........     2,000      2,000
     Corporate Obligations .............................    39,575      8,500
                                                          --------   --------
                                                          $111,423   $123,082
                                                          ========   ========

     Short-term available-for-sale investments maturing within one year consist of the following:

                                                        March 31,  December 31,
                                                          2001        2000
                                                        --------   ------------
     Federal Government and Government Agency
       Obligations .................................... $ 5,602      $10,101
     State and Municipal Government Obligations .......   4,622           --
     Corporate Obligations ............................   4,600        1,000
     Commercial Paper .................................      --        6,803
                                                        -------      -------
                                                        $14,824      $17,904
                                                        =======      =======

     Long-term available-for-sale investments maturing within two years consist of the following:

                                                          March 31, December 31,
                                                            2001        2000
                                                          --------- ------------
     Federal Government  and Government Agency
       Obligations ....................................... $    --    $ 4,000
     State and Municipal Government Obligations ..........  17,230     13,100
                                                           -------    -------
                                                           $17,230    $17,100
                                                           =======    =======

4)   NET INCOME PER SHARE
     The following is a reconciliation of basic to diluted net income per share:

                                                             Three Months Ended
                                                                   March 31,
                                                             -------------------
                                                               2001       2000
                                                             --------   --------
      Net income (loss) .................................... $ (2,105)  $ 11,959
      Shares used in net income per common share - basic ...   36,820     33,618
      Effect of dilutive securities:
        Employee and director stock options ................       --      1,713
                                                             --------   --------
      Shares used in net income per common share - diluted..   36,820     35,331
                                                             ========   ========
      Net income (loss) per common share - basic ........... $  (0.06)  $   0.36
                                                             ========   ========
      Net income (loss) per common share - diluted ......... $  (0.06)  $   0.34
                                                             ========   ========

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

     For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price greater than the average market price of the common shares during the period. Options to purchase 43,000 shares of common stock which were outstanding during the three months ended March 31, 2000, were not included in the calculation of diluted net income per common share because the option price was greater than the average market price of the common shares during the period. All options outstanding during the three months ended March 31, 2001 are excluded from the calculation of diluted net income per common share because their inclusion would be anti-dilutive. There were options to purchase approximately 5,131,000 shares of the Company's common stock outstanding as of March 31, 2001.

5)   INVENTORIES
     Inventories consist of the following:

                                                        March 31,   December 31,
                                                           2001        2000
                                                        ---------   ------------
     Raw material ...................................    $29,864       $23,765
     Work in process ................................     19,785        20,856
     Finished goods .................................     28,848        24,544
                                                         -------       -------
                                                         $78,497      $ 69,165
                                                         =======      ========

6)   STOCKHOLDERS' EQUITY
     Total comprehensive income was as follows:

                                                                 Three Months Ended
                                                                      March 31,
                                                                 -------------------
                                                                   2001       2000
                                                                 --------   --------
      Net income (loss) ........................................ $ (2,105)  $ 11,959
      Other comprehensive income, net of taxes:
          Changes in value of financial instruments designated
            as hedges of currency and interest rate exposures...      758        192
          Foreign currency translation adjustment ..............     (606)      (101)
          Unrealized gain (loss) on investments ................     (313)      (102)
                                                                 --------   --------
      Other comprehensive income (loss), net of taxes ..........     (161)       (11)
                                                                 --------   --------
      Total comprehensive income (loss) ........................ $ (2,266)  $ 11,948
                                                                 ========   ========

7)   SEGMENT INFORMATION AND SIGNIFICANT CUSTOMER
     Segment Information for the three months ended March 31, 2001 and 2000:

                                           North America   Far East   Europe    Total
                                           -------------   --------   ------   --------
    Net sales to unaffiliated customers    2001  $81,132   $17,363   $12,393   $110,888
                                           2000   74,327    13,977     7,854     96,158

                 Intersegment net sales    2001  $18,392   $   330   $   392   $ 19,114
                                           2000   14,922       371       337     15,630

          Income (loss) from operations    2001  $(5,012)  $ 1,885   $ 2,446   $   (681)
                                           2000   16,099     1,363     1,042     18,504

     The Company had one customer comprising 23% and 29% of net sales for the three months ended March 31, 2001 and 2000, respectively.

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

8)   ACQUISITIONS
     On August 4, 1999, the Company acquired substantially all of the assets of the Shamrock product line from Sputtered Films, Inc., a designer, manufacturer and seller of high performance sputtering equipment for the semiconductor and magnetic storage industries. Cash consideration of approximately $6,382,000 was paid for the assets. The costs of the acquisition were allocated on the basis of the estimated fair market value of the assets acquired and resulted in an allocation of $4,463,000 to goodwill. The allocation of the purchase price is as follows:

     Current assets ......................................... $   646
     Goodwill ...............................................   4,463
     Property and equipment and other assets ................   1,377
     Liabilities assumed ....................................    (104)
                                                              -------
                                                              $ 6,382
                                                              =======

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

9)   GOODWILL IMPAIRMENT CHARGE
     When the Company acquired the Shamrock product line, it was expected that sales of the existing system design and development of new system designs would generate future revenues. Since the acquisition, the Company has provided potential customers with purchase quotations for Shamrock systems, including a quotation to a potential customer in January 2001 for the sale of several systems. The customer did not purchase the systems, and the quotation expired in March 2001. The Company has been unsuccessful in selling any systems of the product line since the acquisition and, with the expiration of the significant quote in March 2001, believes that future Shamrock system sales are not probable. Additionally, the Company has no plans for future development of new system designs. Consequently, the Company believed that the carrying amount of the Shamrock related goodwill was impaired. To measure the impairment, the Company performed a cash flow analysis for the product group and determined that the estimated future cash flows of the group would be insignificant. As a result, the Company has written off the carrying value of the related goodwill of approximately $3,720,000.

10)  MERGER COSTS
     On January 26, 2001 MKS completed its acquisition of ASTeX in a transaction accounted for under the pooling of interest method of accounting. Under the pooling of interests method of accounting, fees and expenses related to the merger are expensed in the period of the merger. During the three months ended March 31, 2001, MKS expensed approximately $7.7 million of merger related expenses, consisting of $6.9 million of investment banking, legal, accounting, printing and other professional fees, $0.6 million of employee related costs, and $0.2 million of regulatory and other fees. Approximately $0.7 million of the merger costs were accrued and unpaid at March 31, 2001.

11)  SUBSEQUENT EVENT
     On April 27, 2001 MKS completed its acquisition of On-Line Technologies, Inc. ("On-Line), a supplier of measurement and control products used for gas analysis, wafer metrology and process control. The acquisition will be accounted for under the purchase method of accounting. The purchase price included approximately 660,000 shares of MKS common stock, assumption of On-Line debt of approximately $9,200,000 and contingent payments of up to $1,500,000.

ITEM 2.

                              MKS INSTRUMENTS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains a number of statements, including, without limitation, statements relating to MKS's beliefs, expectations and plans which are forward-looking statements, as are statements that certain actions, conditions or circumstances will continue. Such statements are based upon management's current expectations and are subject to a number of factors and uncertainties. Information contained in these forward-looking statements is inherently uncertain and actual performance and results may differ materially due to many important factors. See "Factors That May Affect Future Results" for some, but not all, factors that could cause actual results to differ materially from any forward-looking statements made by MKS. The terms "MKS", the "Company", "we", "us" and "our" refer to MKS Instruments, Inc., including ASTeX.

On January 26, 2001 MKS completed its acquisition of Applied Science and Technology, Inc. ("ASTeX") in a transaction accounted for under the pooling of interests method of accounting. Because the fiscal years for MKS and ASTeX differ, the periods combined for the purposes of the consolidated financial statements for the three months ended March 31, 2000 were as follows:

                 MKS                                     ASTeX
                 ---                                     -----
   Three months ended March 31, 2000      Three months ended September 25, 1999

MKS develops, manufactures and supplies gas measurement, control and analysis products, reactive gas generator and power delivery products used in semiconductor manufacturing and other advanced thin-film manufacturing processes. We estimate that during 2000 approximately 76% of our net sales were to semiconductor capital equipment manufacturers and semiconductor device manufacturers. The following table sets forth for the periods indicated the percentage of total net sales of certain line items included in MKS's consolidated statement of income data.

                                                              Three Months Ended
                                                                  March 31,
                                                              ------------------
                                                              2001         2000
                                                              -----        -----

Net sales .............................................       100.0%       100.0%
Cost of sales .........................................        61.0         57.1
                                                              -----        -----
Gross profit ..........................................        39.0         42.9
Research and development ..............................        10.1          7.4
Selling, general and administrative ...................        17.2         15.9
Amortization of goodwill and acquired intangible assets         2.0          0.4
Goodwill impairment charge ............................         3.4           --
Merger expenses .......................................         6.9           --
                                                              -----        -----
Income (loss) from operations .........................        (0.6)        19.2
Interest income, net ..................................         1.2          0.8
Other income, net .....................................          --           --
                                                              -----        -----
Income before income taxes ............................         0.6         20.0
Provision for income taxes ............................         2.5          7.6
                                                              -----        -----
Net income (loss) .....................................        (1.9)%       12.4%
                                                              =====        =====

Results of Operations

     Net Sales. Net sales increased 15.3% to $110.9 million for the three months ended March 31, 2001 from $96.2 million for the three months ended March 31, 2000. International net sales were approximately $29.8 million for the three months ended March 31, 2001 or 26.8% of net sales and $21.8 million for the three months ended March 31, 2000 or 22.7% of net sales. The increase in net sales was due to increased worldwide sales volume of MKS' existing products, which resulted primarily from increased sales to the Company's semiconductor capital equipment manufacturer and semiconductor device manufacturer customers.

     Gross Profit. Gross profit as a percentage of net sales decreased to 39.0% for the three months ended March 31, 2001 from 42.9% for the three months ended March 31, 2000. The change was primarily due to increased overhead costs resulting from the Company increasing capacity throughout 2000, and a higher proportion of lower margin products.

     Research and Development. Research and development expense increased 56.5% to $11.2 million or 10.1% of net sales for the three months ended March 31, 2001 from $7.1 million or 7.4% of net sales for the three months ended March 31, 2000. The increase was primarily due to increased spending of $2.0 million for compensation, increased expenses of $0.7 million for development materials related to projects in process, and $0.5 million of other research and development costs associated with the Shamrock business acquired in the first quarter of 2000.

     Selling, General and Administrative. Selling, general and administrative expenses increased 25.2% to $19.1 million or 17.2% of net sales for the three months ended March 31, 2001 from $15.2 million or 15.9% of net sales for the three months ended March 31, 2000. The increase was due primarily to increased compensation expense of $1.2 million, increased professional fees of $0.7 million, earnout expense of $0.3 million, and other expenses associated with companies acquired in 2000.

     Amortization of Goodwill and Acquired Intangible Assets. Amortization of goodwill and acquired intangible assets increased $1.9 million to $2.2 million for the three months ended March 31, 2001 from $0.4 million for the same period of 2000. The increase is due to the amortization of goodwill and other intangibles resulting from the acquisitions completed by the Company during 2000.

     Goodwill Impairment Charge. In August 1999, ASTeX purchased the Shamrock product group for approximately $6.4 million in cash. The costs of the acquisition were allocated on the basis of the estimated fair market value of the assets acquired at that time, and resulted in an allocation of $4,463,000 to goodwill.

     When the Company acquired the Shamrock product line, it was expected that sales of the existing system design and development of new system designs would generate future revenues. Since the acquisition, the Company has provided potential customers with purchase quotations for Shamrock systems, including a quotation to a potential customer in January 2001 for the sale of several systems. The customer did not purchase the systems, and the quotation expired in March 2001. The Company has been unsuccessful in selling any systems of the product line since the acquisition and, with the expiration of the significant quote in March 2001, believes that future Shamrock system sales are not probable. Additionally, the Company has no plans for future development of new system designs. Consequently, the Company believed that the carrying amount of the Shamrock related goodwill was impaired. To measure the impairment, the Company performed a cash flow analysis for the product group and determined that the estimated future cash flows of the group would be insignificant. As a result, the Company has written off the carrying value of the related goodwill of approximately $3,720,000.

     Merger Costs. On January 26, 2001 MKS completed its acquisition of ASTeX in a transaction accounted for under the pooling of interest method of accounting. Under the pooling of interests method of accounting, fees and expenses related to the merger are expensed in the period of the merger. During the three months ended March 31, 2001, MKS expensed approximately $7.7 million of merger related expenses, consisting of $6.9 million of investment banking, legal, accounting, printing and other professional fees, $0.6 million of employee related costs, and $0.2 million of regulatory and other fees. Approximately $0.7 million of the merger costs were accrued and unpaid at March 31, 2001.

     Interest Income (Expense), Net. During the three months ended March 31, 2001 and 2000, the Company generated net interest income of $1.4 million and $0.8 million, respectively, primarily from the invested net proceeds of its common stock offerings, offset by interest expense on outstanding debt.

     Provision for Income Taxes. During the three months ended March 31, 2001, the Company's effective tax rate was 396%. The effective tax rate differed from the federal statutory tax rate due primarily to the effect of non-deductible merger costs. Exclusive of the effect of the non-deductible merger costs, the Company's effective tax rate was 37.5% as compared to the effective tax rate of 38.0% for the three months ended March 31, 2000. The change in the effective rate, exclusive of the non-deductible merger costs, was primarily due to tax credits increasing as a percent of taxable income.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations and capital requirements through a combination of cash provided by operations, long-term real estate financing, capital lease financing and short-term lines of credit. On April 5, 1999, MKS completed the initial public offering of its Common Stock. In connection with this offering and the exercise of an over-allotment option by the underwriters, MKS sold 6,375,000 shares of Common Stock at a price of $14.00 per share. The net proceeds to MKS were approximately $82,000,000 and were received in the second quarter of 1999. Underwriting discounts and commissions were approximately $6,200,000, and other offering costs were approximately $1,000,000. On April 5, 1999, MKS distributed $40,000,000, which was the estimated amount of its undistributed S Corporation earnings as of the day prior to the closing of the offering.

On March 30, 2000, ASTeX completed the registration and sale of 1,917,250 shares of common stock at $40.42 per share. The net proceeds from the offering were approximately $73.2 million.

On March 5, 1999, ASTeX completed the registration and sale of 1,533,800 shares of common stock at $14.34 per share. On April 6, 1999, the underwriters exercised their over-allotment option to purchase an additional 230,070 shares of common stock. The net proceeds from the offering were approximately $23.8 million.

In 1998, ASTeX announced that it had met the requirements for the redemption of redeemable warrants issued in connection with the ASTeX initial public offering and called the warrants for redemption. 2,082,451 redeemable warrants and 133,088 underwriter warrants were converted into 1,297,147 shares of common stock. The net proceeds were $15,234,000.

Operations provided cash of $2.0 million for the three months ended March 31, 2001. This cash flow was impacted by depreciation and amortization, the goodwill impairment charge and changes in the levels of accounts payable and accrued expenses, and accounts receivable. Investing activities utilized cash of $10.7 million for the three months ended March 31, 2001 primarily from purchasing investments and property, plant, and equipment. Financing activities provided cash of $0.7 million, primarily from short-term borrowings and employees exercising stock options.

Working capital was $234.5 million as of March 31, 2001, a decrease of $2.8 million from December 31, 2000. The Company has a combined $40.0 million line of credit with two banks, expiring July 31, 2001. At March 31, 2001, the Company had no borrowings under the line of credit.

The Company believes that its working capital, together with the cash anticipated to be generated from operations and funds available from existing credit facilities, will be sufficient to satisfy its estimated working capital and planned capital expenditure requirements through at least the next 24 months.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

MKS believes that this document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management of MKS, based on information currently available to MKS's management. Use of words such as "believes," "expects," "anticipates," "intends," "plans," "estimates," "should," "likely" or similar expressions, indicate a forward-looking statement. Forward-looking statements involve risks, uncertainties and assumptions. Certain of the information contained in this Quarterly Report on Form 10-Q consists of forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include the following:

MKS' BUSINESS DEPENDS SUBSTANTIALLY ON CAPITAL SPENDING IN THE SEMICONDUCTOR INDUSTRY WHICH IS CHARACTERIZED BY PERIODIC FLUCTUATIONS THAT MAY CAUSE A REDUCTION IN DEMAND FOR MKS' PRODUCTS.

MKS estimates that approximately 76% of its sales in 2000 were to semiconductor capital equipment manufacturers and semiconductor device manufacturers, and it expects that sales to such customers will continue to account for a substantial majority of its sales. MKS' business depends upon the capital expenditures of semiconductor device manufacturers, which in turn depend upon the demand for semiconductors. Periodic reductions in demand for the products manufactured by semiconductor capital equipment manufacturers and semiconductor device manufacturers may adversely affect MKS' business, financial condition and results of operations. Historically, the semiconductor market has been highly cyclical and has experienced periods of overcapacity, resulting in significantly reduced demand for capital equipment. For example, in 1996 and 1998, the semiconductor capital equipment industry experienced significant declines, which caused a number of MKS customers to reduce their orders. More recently, in the first quarter of 2001, MKS experienced a reduction in demand from OEM customers, and lower gross margins due to reduced absorption of manufacturing overhead at the lower revenue levels. In addition, many semiconductor manufacturers have operations and customers in Asia, a region which in recent years has experienced serious economic problems including currency devaluations, debt defaults, lack of liquidity and recessions. MKS cannot be certain that semiconductor downturns will not recur. A decline in the level of orders as a result of any future downturn or slowdown in the semiconductor capital equipment industry could have a material adverse effect on MKS' business, financial condition and results of operations.

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

For example, MKS was in the process of increasing its production capacity when the semiconductor capital equipment market began to experience a significant downturn in 1996. This downturn had a material adverse effect on MKS' operating results in the second half of 1996 and the first half of 1997. After an increase in business in the latter half of 1997, the market experienced another downturn in 1998, which had a material adverse effect on MKS' 1998 and first quarter 1999 operating results. More recently, the semiconductor capital equipment market has experienced a significant downturn at the beginning of 2001. As a result, MKS experienced a reduction in demand from OEM customers in the first quarter of 2001, which had a material adverse effect on MKS' operating results. As a result of the factors discussed above, it is likely that MKS will in the future experience quarterly or annual fluctuations and that, in one or more future quarters, its operating results will fall below the expectations of public market analysts or investors. In any such event, the price of MKS' common stock could decline significantly.

THE LOSS OF NET SALES TO ANY ONE OF MKS' MAJOR CUSTOMERS WOULD LIKELY HAVE A MATERIAL ADVERSE EFFECT ON MKS.

MKS' five largest customers accounted for approximately 45% of its net sales in 2000, 39% of its net sales in 1999 and 34% of its net sales in 1998. The loss of a major customer or any reduction in orders by these customers, including reductions due to market or competitive conditions, would likely have a material adverse effect on MKS' business, financial condition and results of operations. During 2000 and 1999, one customer, Applied Materials, accounted for approximately 30% and 29%, respectively, of MKS' net sales. MKS' purchase contract with Applied Materials expires in May 2001. While MKS and Applied Materials are currently negotiating a new agreement, there can be no assurance that negotiations will be successful. None of MKS' significant customers, including Applied Materials, has entered into an agreement requiring it to purchase any minimum quantity of MKS' products. The demand for MKS' products from its semiconductor capital equipment customers depends in part on orders received by them from their semiconductor device manufacturer customers.

Attempts to lessen the adverse effect of any loss or reduction through the rapid addition of new customers could be difficult because prospective customers typically require lengthy qualification periods prior to placing volume orders with a new supplier. MKS' future success will continue to depend upon:

-    its ability to maintain relationships with existing key customers;
-    its ability to attract new customers; and
- the success of its customers in creating demand for their capital equipment products which incorporate MKS's products.

AS PART OF MKS' BUSINESS STRATEGY, MKS HAS ENTERED INTO AND MAY ENTER INTO OR SEEK TO ENTER INTO BUSINESS COMBINATIONS AND ACQUISITIONS THAT MAY BE DIFFICULT TO INTEGRATE, DISRUPT ITS BUSINESS, DILUTE STOCKHOLDER VALUE OR DIVERT MANAGEMENT ATTENTION.

MKS acquired Compact Instrument Technology ("Compact Instrument") in March 2000, Telvac Engineering, Ltd. ("Telvac") in May 2000, Spectra Instruments, Inc. ("Spectra") in July 2000, D.I.P., Inc. ("D.I.P.") in September 2000, ASTeX in January 2001 and On-Line in April 2001. As a part of its business strategy, MKS may enter into additional business combinations and acquisitions. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of MKS' ongoing business and distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses.

If MKS is not successful in completing acquisitions that it may pursue in the future, it may be required to reevaluate its growth strategy and MKS may have incurred substantial expenses and devoted significant management time and resources in seeking to complete proposed acquisitions that will not generate benefits for it.

In addition, with future acquisitions, MKS could use substantial portions of its available cash as all or a portion of the purchase price. MKS could also issue additional securities as consideration for these acquisitions, which could cause significant stockholder dilution. MKS' acquisitions of Compact Instrument, Telvac, Spectra, D.I.P., ASTeX and On-Line and any future acquisitions may not ultimately help MKS achieve its strategic goals and may pose other risks to MKS.

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

International sales, which include sales by MKS' foreign subsidiaries, but exclude direct export sales (which were less than 10% of MKS' total net sales), accounted for approximately 23% of net sales in 2000, 25% of net sales in 1999 and 21% of net sales in 1998.

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

As of March 31, 2001, MKS owned 97 U.S. patents and 60 foreign patents and had 50 pending U.S. patent applications and 120 pending foreign patent applications. Although MKS seeks to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, it cannot be certain that:

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

MKS'S DEPENDENCE ON SOLE AND LIMITED SOURCE SUPPLIERS COULD AFFECT ITS ABILITY TO MANUFACTURE PRODUCTS AND SYSTEMS.

MKS relies on sole and limited source suppliers for a few of its components and subassemblies that are critical to the manufacturing of MKS's products. This reliance involves several risks, including the following:

- the potential inability to obtain an adequate supply of required components;
-    reduced control over pricing and timing of delivery of components; and
- the potential inability of its suppliers to develop technologically advanced products to support MKS's growth and development of new systems.

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

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk is contained in the annual Management's Discussion and Analysis of Financial Condition and Results of Operations reflecting the merger of MKS Instruments, Inc. and Applied Science and Technology, Inc. for the year ended December 31, 2000, which was filed with the Securities and Exchange Commission in MKS's Current Report on Form 8-K on April 20, 2001. MKS enters into forward exchange contracts and local currency purchased options to reduce currency exposure arising from intercompany sales of inventory. The potential fair value loss for a hypothetical 10% adverse change in currency exchange rates on MKS's local currency purchased options at March 31, 2001 would be approximately $1,900,000. The potential loss was estimated by calculating the fair value of the local currency purchased options at March 31, 2001 and comparing that with those calculated using the hypothetical currency exchange rates. There were no material changes in MKS's exposure to market risk from December 31, 2000.

PART II OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

MKS is not aware of any material legal proceedings to which it or any of its subsidiaries is a party.

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (d) Use of Proceeds from Sales of Registered Securities. There has been no change to the information previously provided by the Company on Form 10-Q for the period ended September 30, 2000 relating to the securities sold by the Company pursuant to the Registration Statement on Form S-1 (Reg. No. 333-71363) that was declared effective by the Securities and Exchange Commission on March 29, 1999.

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of the stockholders of MKS was held on January 26, 2001 to vote on a proposal to approve the issuance of approximately 11,200,000 shares of MKS common stock to the stockholders of Applied Science and Technology, Inc. ("ASTeX") in a merger with ASTeX. The proposal was approved with 21,715,636 shares voting for the proposal, 11,984 shares voting against, and 18,390 abstaining.

     ITEM 5. OTHER INFORMATION

None.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

None.

(b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on February 1, 2001 relating to the completion of its acquisition of ASTeX.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MKS INSTRUMENTS, INC.


May 14, 2001                       By: /s/ Ronald C. Weigner
                                      -----------------------------------
                                      Ronald C. Weigner
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)