Form 10-Q
period 2001-06-30
MKS INSTRUMENTS INC
filed 2001-08-14
CIK 1049502

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

     (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       or

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

Number of shares outstanding of the issuer's common stock as of July 31, 2001:
37,791,955

                              MKS INSTRUMENTS, INC.
                                    FORM 10-Q
                                      INDEX

PART I    FINANCIAL INFORMATION
------    ---------------------

     ITEM 1.   FINANCIAL STATEMENTS

               Consolidated Balance Sheets -
               June 30, 2001 and December 31, 2000

               Consolidated Statements of Income (Loss) -
               Three and six months ended June 30, 2001 and 2000

               Consolidated Statements of Cash Flows -
               Six months ended June 30, 2001 and 2000

               Notes to Consolidated Financial Statements

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART II   OTHER INFORMATION
-------   -----------------

     ITEM 1.   LEGAL PROCEEDINGS

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     ITEM 5.   OTHER INFORMATION

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

                              MKS INSTRUMENTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                 JUNE 30, 2001  DECEMBER 31, 2000
                                                                 -------------  -----------------
                                                                  (Unaudited)       (Note 1)
                            ASSETS

Current assets:
    Cash and cash equivalents ...............................     $ 116,035        $ 123,082
    Short-term investments ..................................         8,014           17,904
    Trade accounts receivable, net ..........................        61,187           95,076
    Inventories .............................................        76,275           69,165
    Deferred tax asset ......................................         7,360            9,976
    Other current assets ....................................         6,035            4,433
                                                                  ---------        ---------
        Total current assets ................................       274,906          319,636
    Property, plant and equipment, net ......................        72,928           64,133
    Goodwill and acquired intangible assets, net ............        58,525           45,325
    Long-term investments ...................................        17,429           17,100
    Other assets ............................................        17,764            8,209
                                                                  ---------        ---------
        Total assets ........................................     $ 441,552        $ 454,403
                                                                  =========        =========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term borrowings ...................................     $  15,588        $  15,741
    Current portion of long-term debt .......................         1,374            2,783
    Current portion of capital lease obligations ............           549              610
    Accounts payable ........................................        14,072           23,653
    Accrued compensation ....................................         6,821           17,003
    Other accrued expenses ..................................        12,840           14,588
    Income taxes payable ....................................           ---            7,937
                                                                  ---------        ---------
        Total current liabilities ...........................        51,244           82,315
Long-term debt ..............................................        12,296           11,439
Long-term portion of capital lease obligations ..............           588              947
Deferred tax liability ......................................         3,365            1,663
Other liabilities ...........................................         1,479              517
Commitments and contingencies
Stockholders' equity:
    Preferred Stock, $0.01 par value, 2,000,000 shares
        authorized; none issued and outstanding .............           ---              ---
    Common Stock, no par value, 75,000,000 shares authorized;
        37,766,994 and 36,645,665 issued and outstanding at
        June 30, 2001 and December 31, 2000, respectively ...           113              113
    Additional paid-in capital ..............................       279,766          263,723
    Retained earnings .......................................        92,916           93,235
    Accumulated other comprehensive income (loss) ...........          (215)             451
                                                                  ---------        ---------
        Total stockholders' equity ..........................       372,580          357,522
                                                                  ---------        ---------
        Total liabilities and stockholders' equity ..........     $ 441,552        $ 454,403
                                                                  =========        =========


   The accompanying notes are an integral part of the consolidated financial statements.

                              MKS INSTRUMENTS, INC.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                      (in thousands, except per share data)
                                   (Unaudited)

                                                               Three Months Ended            Six Months Ended
                                                                    June 30                      June 30
                                                               2001          2000           2001           2000
                                                            ---------      ---------      ---------      ---------
                                                                           (Note 1)                      (Note 1)

Net sales .............................................     $  72,656      $ 108,767      $ 183,544      $ 204,925
Cost of sales .........................................        46,838         59,786        114,531        114,719
                                                            ---------      ---------      ---------      ---------
Gross profit ..........................................        25,818         48,981         69,013         90,206
Research and development ..............................         9,453          9,118         20,604         16,241
Selling, general and administrative ...................        17,576         16,837         36,633         32,057
Amortization of goodwill and acquired intangible assets         2,745            749          4,985          1,127
Goodwill impairment charge ............................           ---            ---          3,720            ---
Merger expenses .......................................           ---            ---          7,708            ---
Purchase of in-process research and development .......         2,340            ---          2,340            ---
                                                            ---------      ---------      ---------      ---------
Income (loss) from operations .........................        (6,296)        22,277         (6,977)        40,781
Interest expense ......................................           371            421            773            850
Interest income .......................................         1,380          1,329          3,174          2,540
Other income (expense), net ...........................           ---           (308)           ---           (317)
                                                            ---------      ---------      ---------      ---------
Income (loss) before income taxes .....................        (5,287)        22,877         (4,576)        42,154
Provision for income taxes (benefit) ..................        (1,105)         8,428          1,711         15,746
                                                            ---------      ---------      ---------      ---------
Net income (loss) .....................................     $  (4,182)     $  14,449      $  (6,287)     $  26,408
                                                            =========      =========      =========      =========

Historical net income (loss) per share:
    Basic .............................................     $   (0.11)     $    0.43      $   (0.17)     $    0.78
                                                            =========      =========      =========      =========
    Diluted ...........................................     $   (0.11)     $    0.41      $   (0.17)     $    0.74
                                                            =========      =========      =========      =========

Historical weighted average common shares outstanding:
    Basic .............................................        37,475         34,000         37,172         33,809
                                                            =========      =========      =========      =========
    Diluted ...........................................        37,475         35,607         37,172         35,469
                                                            =========      =========      =========      =========


   The accompanying notes are an integral part of the consolidated financial statements.

                              MKS INSTRUMENTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                             2001           2000
                                                                           ---------      ---------
                                                                                           (Note 1)

Cash flows from operating activities:
    Net income (loss) ................................................     $  (6,287)     $  26,408
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization ................................        10,552          6,074
        Goodwill impairment charge ...................................         3,720            ---
        Purchase of in-process research and development ..............         2,340            ---
        Other ........................................................            21           (797)
        Changes in operating assets and liabilities net of effects of businesses acquired:
           Trade accounts receivable .................................        36,390        (17,231)
           Inventories ...............................................         2,109        (13,413)
           Other current assets ......................................        (1,916)        (2,206)
           Accrued expenses and other current liabilities ............       (22,281)         3,870
           Accounts payable ..........................................        (9,818)         5,777
                                                                           ---------      ---------
    Net cash provided by operating activities ........................        14,830          8,482
                                                                           ---------      ---------
    Cash flows from investing activities:
        Proceeds from (purchases of) investments .....................         1,072         (6,671)
        Purchases of property, plant and equipment ...................        (9,539)        (6,372)
        (Increase) decrease in other assets ..........................        (2,413)           106
        Purchases of companies, net of cash acquired .................        (6,991)        (6,960)
                                                                           ---------      ---------
    Net cash used in investing activities ............................       (17,871)       (19,897)
                                                                           ---------      ---------
    Cash flows from financing activities:
        Proceeds from short-term borrowings ..........................        21,647         12,009
        Payments on short-term borrowings ............................       (24,382)        (7,881)
        Proceeds from long-term debt .................................           833            ---
        Principal payments on long-term debt .........................        (1,371)        (1,026)
        Proceeds from exercise of stock options ......................         3,248          4,014
        Principal payments under capital lease obligations ...........          (409)          (608)
                                                                           ---------      ---------
    Net cash provided by (used in) financing activities ..............          (434)         6,508
                                                                           ---------      ---------
    Effect of exchange rate changes on cash and cash equivalents .....          (430)          (469)
                                                                           ---------      ---------
    Decrease in cash and cash equivalents ............................        (3,905)        (5,376)
    Cash and cash equivalents at beginning of period .................       123,082         67,489
    Effect of excluded results of ASTeX (Note 1) .....................        (3,142)           ---
                                                                           ---------      ---------
    Cash and cash equivalents at end of period .......................     $ 116,035      $  62,113
                                                                           =========      =========
    Supplemental disclosure of cash flow information:
        Cash paid during the period for:
           Interest ..................................................     $     651      $     536
                                                                           =========      =========
           Income taxes ..............................................     $  12,092      $  15,259
                                                                           =========      =========
        Noncash transactions during the period:
           Stock and options issued for acquisitions .................     $  12,110      $   8,433
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

                              MKS INSTRUMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Tables in thousands, except per share data)


1)   BASIS OF PRESENTATION

     The interim financial data as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 is unaudited; however, in the opinion of MKS Instruments, Inc., the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The terms "MKS" and the "Company" refer to MKS Instruments, Inc. and subsidiaries, including Applied Science and Technology, Inc. ("ASTeX"). The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the December 31, 2000 audited financial statements and notes thereto included in the MKS Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001 and the MKS Current Reports on Form 8-K filed with the Securities and Exchange Commission on April 20, 2001.

     On January 26, 2001, MKS completed its acquisition of ASTeX in a transaction accounted for under the pooling of interests method of accounting. Under the terms of the agreement, each outstanding share of ASTeX common stock was exchanged for 0.7669 newly issued shares of common stock of MKS Instruments, Inc., resulting in the issuance of approximately
     11.2 million shares of common stock of MKS Instruments, Inc., representing approximately 30% of its then outstanding shares. There were no material adjustments required to conform the accounting policies of the two companies. The unaudited financial statements for the three months and six months ended June 30, 2000 combine the historical financial statements of MKS Instruments, Inc. for the three months and six months ended June 30, 2000 with the historical financial statements of ASTeX for the three months and six months ended December 25, 1999. The following table presents details of the results of operations for the separate companies.

                      MKS Instruments, Inc.       ASTeX
                       Three months ended    Three months ended
                         June 30, 2000       December 25, 1999       COMBINED
                      --------------------   ------------------      --------
     Net sales .....        $77,701                $31,066           $108,767
     Net income ....        $11,286                $ 3,163           $ 14,449


                      MKS Instruments, Inc.       ASTeX
                        Six months ended     Six months ended
                         June 30, 2000       December 25, 1999       COMBINED
                      --------------------   ------------------      --------
     Net sales .....        $143,257               $61,668           $204,925
     Net income ....        $ 20,617               $ 5,791           $ 26,408

     The December 31, 2000 Balance Sheet combines the balance sheet of MKS Instruments, Inc. as of December 31, 2000 with the balance sheet of ASTeX as of July 1, 2000.

     As a result of conforming dissimilar fiscal year-ends, the ASTeX results of operations for the six-month period ended December 31, 2000 are excluded from the consolidated financial statements of MKS for the year ended December 31, 2000. The following is information related to the ASTeX financial results for the six-month period ended December 31, 2000:

     Net sales ........................................    $ 89,193
     Net income .......................................       5,968
     Net cash used by operating activities ............      (3,500)
     Net cash provided by investing activities ........         245
     Net cash provided by financing activities ........          43

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)


     Included in stockholders' equity at June 30, 2001 is a $5,968,000 adjustment resulting from conforming the two companies' dissimilar year ends, which represents the ASTeX results of operations for the six-month period ended December 31, 2000.

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

3)   RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling of interests method.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for MKS on January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. As a result of implementing SFAS 142, the Company expects to stop amortizing goodwill effective January 1, 2002 but will continue to amortize other intangible assets. The Company is currently reviewing the potential additional impact of SFAS 142 on its financial position and results of operations.

4)   CASH AND CASH EQUIVALENTS AND INVESTMENTS

     Cash equivalents consist of the following:

                                                                June 30,    December 31,
                                                                  2001          2000
                                                                --------    ------------
     Cash and Money Market Instruments ......................   $ 44,914      $ 36,687
     Commercial Paper .......................................     20,946        74,895
     Federal Government and Government Agency Obligations ...      2,000         1,000
     State and Municipal Government Obligations .............     38,175         2,000
     Corporate Obligations ..................................     10,000         8,500
                                                                --------      --------
                                                                $116,035      $123,082
                                                                ========      ========

     Short-term available-for-sale investments maturing within one year consist of the following:

                                                                June 30,    December 31,
                                                                  2001          2000
                                                                --------    ------------

     Federal Government and Government Agency Obligations ...   $   602        $10,101
     State and Municipal Government Obligations .............     7,412            ---
     Corporate Obligations ..................................       ---          1,000
     Commercial Paper .......................................       ---          6,803
                                                                -------        -------
                                                                $ 8,014        $17,904
                                                                =======        =======

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

     Long-term available-for-sale investments maturing within two years consist of the following:

                                                                June 30,  December 31,
                                                                 2001        2000
                                                                --------  ------------

     Federal Government  and Government Agency Obligations ..   $ 4,000     $ 4,000
     State and Municipal Government Obligations .............    13,429      13,100
                                                                -------     -------
                                                                $17,429     $17,100
                                                                =======     =======

5)   NET INCOME (LOSS) PER SHARE

     The following is a reconciliation of basic to diluted net income (loss) per share:

                                                                Three Months Ended June 30,
                                                                  2001             2000
                                                                --------          -------
     Net income (loss) ......................................   $ (4,182)         $14,449
     Shares used in net income per common share - basic .....     37,475           34,000
     Effect of dilutive securities:
       Employee and director stock options ..................        ---            1,607
                                                                --------          -------
     Shares used in net income per common share - diluted ...     37,475           35,607
                                                                --------          =======
     Net income (loss) per common share - basic .............   $  (0.11)         $  0.43
                                                                ========          =======
     Net income (loss) per common share - diluted ...........   $  (0.11)         $  0.41
                                                                ========          =======

                                                                 Six Months Ended June 30,
                                                                    2001         2000
                                                                  --------      -------
     Net income (loss) ......................................     $ (6,287)     $26,408
     Shares used in net income per common share - basic .....       37,172       33,809
     Effect of dilutive securities:
       Employee and director stock options ..................          ---        1,660
                                                                  --------      -------
     Shares used in net income per common share - diluted ...       37,172       35,469
                                                                  ========      =======
     Net income (loss) per common share - basic .............     $  (0.17)     $  0.78
                                                                  ========      =======
     Net income (loss) per common share - diluted ...........     $  (0.17)     $  0.74
                                                                  ========      =======

     For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price greater than the average market price of the common shares during the period. Options to purchase 109,000 and 76,000 shares of common stock which were outstanding during the three and six months ended June 30, 2000, respectively, were not included in the calculation of diluted net income per common share because the option price was greater than the average market price of the common shares during the period. All options outstanding during the three and six months ended June 30, 2001 are excluded from the calculation of diluted net income per common share because their inclusion would be anti-dilutive. There were options to purchase approximately 5,168,000 shares of the Company's common stock outstanding as of June 30, 2001.

6)   INVENTORIES

     Inventories consist of the following:

                                                 June 30,    December 31,
                                                   2001          2000
                                                 --------    ------------
     Raw material ............................   $26,962       $23,765
     Work in process .........................    22,322        20,856
     Finished goods ..........................    26,991        24,544
                                                 -------       -------
                                                 $76,275       $69,165
                                                 =======       =======

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

7)   STOCKHOLDERS' EQUITY

     Total comprehensive income (loss) was as follows:

                                                                 Three Months Ended June 30,
                                                                     2001          2000
                                                                    -------      --------
     Net income (loss) ........................................     $(4,182)     $ 14,449
     Other comprehensive loss, net of taxes:
         Changes in value of financial instruments designated
           as hedges of currency and interest rate exposures ..        (145)          121
         Foreign currency translation adjustment ..............        (359)         (273)
         Unrealized loss on investments .......................          (1)         (108)
                                                                    -------      --------
     Other comprehensive loss, net of taxes ...................        (505)         (260)
                                                                    -------      --------
     Total comprehensive income (loss) ........................     $(4,687)     $ 14,189
                                                                    =======      ========


                                                                  Six Months Ended June 30,
                                                                     2001          2000
                                                                    -------      --------
     Net income (loss) ........................................     $(6,287)     $ 26,408
     Other comprehensive loss, net of taxes:
         Changes in value of financial instruments designated
           as hedges of currency and interest rate exposures ..         613           313
         Foreign currency translation adjustment ..............        (965)         (374)
         Unrealized loss on investments .......................        (314)         (210)
                                                                    -------      --------
     Other comprehensive loss, net of taxes ...................        (666)         (271)
                                                                    -------      --------
     Total comprehensive income (loss) ........................     $(6,953)     $ 26,137
                                                                    =======      ========

8)   SEGMENT INFORMATION AND SIGNIFICANT CUSTOMER

     Segment information for the three months ended June 30, 2001 and 2000 was as follows:

                                                NORTH AMERICA   FAR EAST    EUROPE     TOTAL
                                                -------------   --------   -------    -------
     Net sales to unaffiliated customers 2001     $49,064       $12,440    $11,152    $72,656
                                         2000      83,105        16,143      9,519    108,767

                  Intersegment net sales 2001      10,015           358        323     10,696
                                         2000      14,614           278        282     15,174

           Income (loss) from operations 2001      (9,770)        1,462      2,012     (6,296)
                                         2000      19,794         1,007      1,476     22,277

     Segment information for the six months ended June 30, 2001 and 2000 was as follows:

                                                NORTH AMERICA   FAR EAST    EUROPE     TOTAL
                                                -------------   --------    -------   -------
     Net sales to unaffiliated customers 2001     $130,196       $29,803    $23,545   $183,544
                                         2000      157,432        30,120     17,373    204,925

                  Intersegment net sales 2001       28,407           688        715     29,810
                                         2000       29,536           649        619     30,804

           Income (loss) from operations 2001      (14,782)        3,347      4,458     (6,977)
                                         2000       35,893         2,370      2,518     40,781

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

     The Company had one customer comprising 16% and 32% of net sales for the three months ended June 30, 2001 and 2000, respectively, and 20% and 33% for the six months ended June 30, 2001 and 2000, respectively.

9)   ACQUISITIONS

     On April 27, 2001 (the effective date of purchase), MKS completed its acquisition of On-Line Technologies, Inc. ("On-Line"), a supplier of measurement and control products used for gas analysis, wafer metrology and process control. The acquisition has been accounted for under the purchase method of accounting. The purchase price was approximately $23,829,000 and consisted of approximately 660,000 shares of MKS common stock valued at approximately $12,110,000, cash payments of $6,295,000, assumption of On-Line debt of approximately $4,728,000 and transaction expenses of approximately $696,000. The purchase price was allocated to the assets acquired based upon their estimated fair values and resulted in an allocation of approximately $16,050,000 to goodwill. The results of operations are included in the Company's consolidated statement of income
     (loss) as of and since the effective date of the purchase. The allocation of the purchase price was as follows:

     Fair value of tangible assets and liabilities assumed ...   $   (971)
     In-process research and development .....................      2,340
     Current technology ......................................      4,710
     Other intangibles .......................................      1,700
     Goodwill ................................................     16,050
                                                                 --------
                                                                 $ 23,829
                                                                 ========

     The amounts allocated to current technology, other intangibles, and goodwill are being amortized using the straight-line method over their respective estimated useful lives, which range from 5 to 7 years.

     In connection with the acquisition of On-Line, the Company obtained an appraisal from an independent appraiser of the fair value of its intangible assets. This appraisal valued purchased in-process research and development ("IPR&D") of various projects for the development of new products and technologies at approximately $2,340,000. Because the technological feasibility of products under development had not been established and no future alternative uses existed, the purchased IPR&D was written off during the quarter ended June 30, 2001. The value of the purchased IPR&D was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value. Each project was analyzed to determine the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. The cash flows derived from the in-process technology projects were discounted at a rate of 25%. The Company believes this rate was appropriate given the risks associated with the technologies for which commercial feasibility had not been established. The percentage of completion for each in-process project was determined by identifying the elapsed time invested in the project as a ratio of the total time required to bring the project to technical and commercial feasibility. The percentage of completion for in-process projects acquired ranged from 55% to 65%, based on management's estimates of tasks completed and the tasks to be completed to bring the projects to technological and commercial feasibility. As of June 30, 2001, the actual development timelines and costs were in line with management's estimates.

     Development of in-process technology remains a substantial risk to the Company due to a variety of factors including the remaining effort to achieve technical feasibility, rapidly changing customer requirements and competitive threats from other companies and technologies.

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)


     The following unaudited pro forma information presents a summary of the historical results of operations of the Company as if the On-Line acquisition had occurred at the beginning of each period.

                                    Three months ended      Six months ended
                                          June 30,               June 30,
                                      2001       2000       2001         2000
                                    --------   --------   ---------    --------
     Net sales ..................   $ 73,689   $109,846   $ 184,764    $208,956
     Net income (loss) ..........   $ (2,260)  $ 14,474   $  (5,898)   $ 25,808

     Net income (loss) per share:
        Basic ...................   $  (0.06)  $   0.42   $   (0.16)   $   0.75
        Diluted .................   $  (0.06)  $   0.40   $   (0.16)   $   0.71

     The unaudited pro forma results for the six months ended June 30, 2001 exclude approximately $6.4 million of non-recurring charges directly related to the transaction that were incurred by On-Line prior to the date of the acquisition. Additionally, the charge for purchased IPR&D was not included in the unaudited pro forma results, because it was non-recurring and directly related to the transaction.

     These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred at the beginning of the period, or which may result in the future.

10)  GOODWILL IMPAIRMENT CHARGE

     In August 1999, ASTeX purchased Shamrock product group for approximately $6.4 million in cash. The costs of the acquisition were allocated on the basis of the estimated fair market value of the assets acquired at that time, and resulted in an allocation of $4,463,000 to goodwill.

     When the Company acquired the Shamrock product line, it was expected that sales of the existing system design and development of new system designs would generate future revenues. Since the acquisition, the Company has provided potential customers with purchase quotations for Shamrock systems, including a significant quotation to a potential customer in January 2001 for the sale of several systems. The customer did not purchase the systems, and the quotation expired in March 2001. The Company has been unsuccessful in selling any systems of the product line since the acquisition and, with the expiration of the significant quote in March 2001, believes that future Shamrock system sales will not be sufficient to recover the carrying value of the goodwill. Additionally, the Company has no current plans for future development of new system designs. Consequently, the Company believed that the carrying amount of the Shamrock related goodwill was impaired. To measure the impairment, the Company performed a cash flow analysis for the product group and determined that the estimated future cash flows of the group would be insignificant. As a result, the Company wrote-off the carrying value of the related goodwill of approximately $3,720,000 in the quarter ended March 31, 2001.

11)  MERGER COSTS

     On January 26, 2001 MKS completed its acquisition of ASTeX in a transaction accounted for under the pooling of interests method of accounting. Under the pooling of interests method of accounting, fees and expenses related to the merger are expensed in the period of the merger. During the three months ended March 31, 2001, MKS expensed approximately $7.7 million of merger related expenses, consisting of $6.9 million of investment banking, legal, accounting, printing and other professional fees, and $0.8 million of regulatory and other costs.

                              MKS INSTRUMENTS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

ITEM 2.

This Quarterly Report on Form 10-Q contains a number of statements, including, without limitation, statements relating to MKS's beliefs, expectations and plans which are forward-looking statements, as are statements that certain actions, conditions or circumstances will continue. Such statements are based upon management's current expectations and are subject to a number of factors and uncertainties. Information contained in these forward-looking statements is inherently uncertain and actual performance and results may differ materially due to many important factors. See "Factors That May Affect Future Results" for some, but not all, factors that could cause actual results to differ materially from any forward-looking statements made by MKS. The terms "MKS", the "Company", "we", "us" and "our" refer to MKS Instruments, Inc. and its subsidiaries, including Applied Science and Technology, Inc. ("ASTeX").

On January 26, 2001 MKS completed its acquisition of ASTeX in a transaction accounted for under the pooling of interests method of accounting. Because the fiscal years for MKS and ASTeX differ, the periods combined for the purposes of the consolidated financial statements for the three and six months ended June 30, 2000 were as follows:

                       MKS                                           ASTEX
                       ---                                           -----
      Three and six months ended June 30, 2000    Three and six months ended December 25, 1999

On April 27, 2001 (the effective date of purchase) MKS completed its acquisition of On-Line Technologies, Inc. ("On-Line"), a supplier of measurement and control products used for gas analysis, wafer metrology and process control. The acquisition has been accounted for under the purchase method of accounting. The purchase price was approximately $23,829,000 and consisted of approximately 660,000 shares of MKS common stock valued at approximately $12,110,000, cash payments of $6,295,000, assumption of On-Line debt of approximately $4,728,000 and transaction expenses of approximately $696,000. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in the Company's consolidated balance sheet as of the effective date of the purchase. The results of operations are included in the Company's consolidated statement of income (loss) as of and since the effective date of the purchase.

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

                                                              Three months ended      Six months ended
                                                                   June 30,               June 30,
                                                              2001        2000        2001        2000
                                                              -----       -----       -----       -----
Net sales .............................................       100.0%      100.0%      100.0%      100.0%
Cost of sales .........................................        64.5        55.0        62.4        56.0
                                                              -----       -----       -----       -----
Gross profit ..........................................        35.5        45.0        37.6        44.0
Research and development ..............................        13.0         8.4        11.2         7.9
Selling, general and administrative ...................        24.2        15.5        20.0        15.6
Amortization of goodwill and acquired intangible assets         3.8         0.6         2.7         0.6
Goodwill impairment charge ............................         ---         ---         2.0         ---
Merger expenses .......................................         ---         ---         4.2         ---
In-process research and development ...................         3.2         ---         1.3         ---
                                                              -----       -----       -----       -----
Income (loss) from operations .........................        (8.7)       20.5        (3.8)       19.9
Interest income, net ..................................         1.4         0.8         1.3         0.8
Other income, net .....................................         ---        (0.3)        ---        (0.1)
                                                              -----       -----       -----       -----
Income (loss) before income taxes .....................        (7.3)       21.0        (2.5)       20.6
Provision (benefit) for income taxes ..................        (1.5)        7.7         0.9         7.7
                                                              -----       -----       -----       -----
Net income (loss) .....................................        (5.8)%      13.3%       (3.4)%      12.9%
                                                              =====       =====       =====       =====

Results of Operations

     Net Sales. Net sales decreased 33.2% to $72.7 million for the three months ended June 30, 2001 from $108.8 million for the three months ended June 30, 2000. International net sales were approximately $23.6 million for the three months ended June 30, 2001 or 32.5% of net sales and $25.7 million for the same period of 2000 or 23.6% of net sales. Net sales decreased 10.4% to $183.5 million for the six months ended June 30, 2001 from $204.9 million for the same period of 2000. International net sales were approximately $53.3 million for the six months ended June 30, 2001 or 29.1% of net sales and $47.5 million for the same period of 2000 or 23.2% of net sales. The decrease in net sales is due to a worldwide slowdown in demand for semiconductors during 2001 which resulted in a decline in demand for the Company's products from the Company's semiconductor capital equipment manufacturers and semiconductor device manufacturer customers.

     Gross Profit. Gross profit as a percentage of net sales decreased to 35.5% for the three months ended June 30, 2001 from 45.0% for the three months ended June 30, 2000. Gross profit as a percentage of net sales decreased to 37.6% for the six months ended June 30, 2001 from 44.0% for the same period of 2000. The decrease was primarily due to lower absorption of manufacturing overhead costs. Additionally, gross margins were negatively effected by a $2.6 million write-off of obsolete and excess inventory in the second quarter of 2001. This write-off was significantly higher than normal and was primarily caused by a significant reduction in demand, including reduced demand for older technology products.

     Research and Development. Research and development expense increased 3.7% to $9.5 million or 13.0% of net sales for the three months ended June 30, 2001 from $9.1 million or 8.4% of net sales for the three months ended June 30, 2000. The increase was primarily due to increased compensation expense. Research and development expense increased 26.9% to $20.6 million or 11.2% of net sales for the six months ended June 30, 2001 from $16.2 million or 7.9% of net sales for the same period of 2000. The increase was primarily due to increased compensation expense.

     Selling, General and Administrative. Selling, general and administrative expenses increased 4.4% to $17.6 million or 24.2% of net sales for the three months ended June 30, 2001 from $16.8 million or 15.5% of net sales for the three months ended June 30, 2000. The increase was due primarily to increased professional fees. Selling, general and administrative expenses increased 14.3% to $36.6 million or 20.0% of net sales for the six months ended June 30, 2001 from $32.1 million or 15.6% of net sales for the same period of 2000. The increase was due primarily to increased professional fees of $2.0 million, compensation expense of $1.0 million related to the earnout from the Spectra acquisition, and other selling, general, and administrative expenses.

     Amortization of Goodwill and Acquired Intangible Assets. Amortization of goodwill and acquired intangible assets of $2.7 million and $5.0 million for the three and six months ended June 30, 2001, respectively, represents the amortization of goodwill and other intangibles resulting from the acquisitions completed by MKS.

     Goodwill Impairment Charge. In August 1999, ASTeX purchased the Shamrock product group for approximately $6.4 million in cash. The costs of the acquisition were allocated on the basis of the estimated fair market value of the assets acquired at that time, and resulted in an allocation of $4,463,000 to goodwill.

     When the Company acquired the Shamrock product line, it was expected that sales of the existing system design and development of new system designs would generate future revenues. Since the acquisition, the Company has provided potential customers with purchase quotations for Shamrock systems, including a significant quotation to a potential customer in January 2001 for the sale of several systems. The customer did not purchase the systems, and the quotation expired in March 2001. The Company has been unsuccessful in selling any systems of the product line since the acquisition and, with the expiration of the significant quote in March 2001, believes that future Shamrock system sales will not be sufficient to recover the carrying value of the goodwill. Additionally, the Company has no current plans for future development of new system designs. Consequently, the Company believed that the carrying amount of the Shamrock related goodwill was impaired. To measure the impairment, the Company performed a cash flow analysis for the product group and determined that the estimated future cash flows of the group would be insignificant. As a result, the Company wrote-off the carrying value of the related goodwill of approximately $3,720,000 in the quarter ended March 31, 2001.

     Merger Costs. On January 26, 2001 MKS completed its acquisition of ASTeX in a transaction accounted for under the pooling of interests method of accounting. Under the pooling of interests method of accounting, fees and expenses related to the merger are expensed in the period of the merger. During the six months ended June 30, 2001, MKS expensed approximately $7.7 million of merger related expenses, consisting of $6.9 million of investment banking, legal, accounting, printing and other professional fees, $0.8 million of regulatory and other costs.

     Purchase of In-process Technology. In April 2001, the Company acquired On-Line in a transaction accounted for as a purchase. The purchase price was allocated to the assets acquired, including intangible assets, based on their estimated fair values. The intangible assets include approximately $2.3 million for acquired in-process technology for projects that did not have future alternative uses. The value of the purchased in-process technology was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value. Each project was analyzed to determine the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. At the date of the acquisition, the development of these projects had not yet reached technological feasibility, and the technology in progress had no alternative future uses. Accordingly, these costs were expensed in the three months ended June 30, 2001.

     Interest Income (Expense), Net. During the three and six months ended June 30, 2001, the Company generated net interest income of $1.0 million and $2.4 million, respectively, primarily from the invested net proceeds of its common stock offerings, offset by interest expense on outstanding debt.

     Provision for Income Taxes. The effective tax rates for the three and six months ended June 30, 2001 were 21.0% and 37.4%, respectively, resulting in an income tax benefit of $1.1 million and income expense of $1.7 million, respectively. The changes in effective tax rates for the three and six months ended June 30, 2001 as compared to the effective tax rates for the three and six months ended June 30, 2000 were primarily due to non-deductible charges associated with acquisitions made in 2001.

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

Working capital was $223.7 million as of June 30, 2001, a decrease of $13.6 million from December 31, 2000. Operations provided cash of $14.8 million for the six months ended June 30, 2001. This cash flow was impacted by the net loss, depreciation and amortization, the goodwill impairment charge and changes in the levels of accounts payable, accrued expenses, and accounts receivable. Investing activities utilized cash of $17.9 million for the six months ended June 30, 2001 primarily from the purchases of On-Line and property, plant, and equipment. Financing activities utilized cash of $0.4 million, primarily from payments on short-term borrowings offset by proceeds from employees exercising stock options.

The Company believes that its working capital, together with the cash anticipated to be generated from operations and funds available from existing credit facilities, will be sufficient to satisfy its estimated working capital and planned capital expenditure requirements through at least the next 12 months.

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

MKS estimates that approximately 76% of its sales in 2000 were to semiconductor capital equipment manufacturers and semiconductor device manufacturers, and it expects that sales to such customers will continue to account for a substantial majority of its sales. MKS' business depends upon the capital expenditures of semiconductor device manufacturers, which in turn depend upon the demand for semiconductors. Periodic reductions in demand for the products manufactured by semiconductor capital equipment manufacturers and semiconductor device manufacturers may adversely affect MKS' business, financial condition and results of operations. Historically, the semiconductor market has been highly cyclical and has experienced periods of overcapacity, resulting in significantly reduced demand for capital equipment. For example, in 1996 and 1998, the semiconductor capital equipment industry experienced significant declines, which caused a number of MKS customers to reduce their orders. More recently, in the first and second quarters of 2001, MKS experienced a significant reduction in demand from OEM customers, and lower gross margins due to reduced absorption of manufacturing overhead at the lower revenue levels. In addition, many semiconductor manufacturers have operations and customers in Asia, a region which in recent years has experienced serious economic problems including currency devaluations, debt defaults, lack of liquidity and recessions. MKS cannot be certain that semiconductor downturns will not recur. A decline in the level of orders as a result of any current and future downturn or slowdown in the semiconductor capital equipment industry could have a material adverse effect on MKS' business, financial condition and results of operations.

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

For example, MKS was in the process of increasing its production capacity when the semiconductor capital equipment market began to experience a significant downturn in 1996. This downturn had a material adverse effect on MKS' operating results in the second half of 1996 and the first half of 1997. After an increase in business in the latter half of 1997, the market experienced another downturn in 1998, which had a material adverse effect on MKS' 1998 and first quarter 1999 operating results. More recently, the semiconductor capital equipment market has experienced a significant downturn during 2001. As a result, MKS experienced a reduction in demand from OEM customers in the first and second quarters of 2001, which had a material adverse effect on MKS' operating results. As a result of the factors discussed above, it is likely that MKS will in the future experience quarterly or annual fluctuations and that, in one or more future quarters, its operating results will fall below the expectations of public market analysts or investors. In any such event, the price of MKS' common stock could decline significantly.

THE LOSS OF NET SALES TO ANY ONE OF MKS' MAJOR CUSTOMERS WOULD LIKELY HAVE A MATERIAL ADVERSE EFFECT ON MKS.

MKS' five largest customers accounted for approximately 45% of its net sales in 2000, 39% of its net sales in 1999 and 34% of its net sales in 1998. The loss of a major customer or any reduction in orders by these customers, including reductions due to market or competitive conditions, would likely have a material adverse effect on MKS' business, financial condition and results of operations. During 2000 and 1999, one customer, Applied Materials, accounted for approximately 30% and 29%, respectively, of MKS' net sales. MKS' purchase contract with Applied Materials expires in 2004. None of MKS' significant customers, including Applied Materials, has entered into an agreement requiring it to purchase any minimum quantity of MKS' products. The demand for MKS' products from its semiconductor capital equipment customers depends in part on orders received by them from their semiconductor device manufacturer customers.

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

New products designed by semiconductor capital equipment manufacturers typically have a lifespan of five to ten years. MKS' success depends on its products being designed into new generations of equipment for the semiconductor industry. MKS must develop products that are technologically current so that they are positioned to be chosen for use in each successive new generation of semiconductor capital equipment. If MKS products are not chosen by its customers, MKS' net sales may be reduced during the lifespan of its customers' products. In addition, MKS must make a significant capital investment to develop products for its customers well before its products are introduced and before it can be sure that it will recover its capital investment through sales to the customers in significant volume. MKS is thus also at risk during the development phase that its products may fail to meet its customers' technical or cost requirements and may be replaced by a competitive product or alternative technology solution. If that happens, MKS may be unable to recover MKS' development costs.

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

As of June 30, 2001, MKS owned 125 U.S. patents and 62 foreign patents and had 52 pending U.S. patent applications and 136 pending foreign patent applications. Although MKS seeks to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, it cannot be certain that:

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

SOME PROVISIONS OF MKS' AMENDED AND RESTATED ARTICLES OF ORGANIZATION, MKS' BY-LAWS AND MASSACHUSETTS LAW COULD DISCOURAGE POTENTIAL ACQUISITION PROPOSALS AND COULD DELAY OR PREVENT A CHANGE IN CONTROL OF MKS.

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

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Consolidated Supplemental Financial Statements for year ended December 31, 2000, reflecting the merger of MKS Instruments, Inc. and ASTeX, which was filed with the Securities and Exchange Commission in MKS's Current Report on Form 8-K on April 20, 2001. MKS enters into local currency purchased options to reduce currency exposure arising from intercompany sales of inventory. The potential fair value loss for a hypothetical 10% adverse change in currency exchange rates on MKS's local currency purchased options at June 30, 2001 would be approximately $1.5 million. The potential loss was estimated by calculating the fair value of the local currency purchased options at June 30, 2001 and comparing that with those calculated using the hypothetical currency exchange rates. There were no other material changes in MKS's exposure to market risk from December 31, 2000.

PART II  OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

MKS is not aware of any material legal proceedings to which it or any of its subsidiaries is a party.

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (d) Use of Proceeds from Sales of Registered Securities. The Company has previously provided information on Form 10-Q for the quarter ended September 30, 2000 relating to the use of proceeds from the sale of securities by the Company pursuant to the Registration Statement on Form S-1 (Reg. No. 333-71363) that was declared effective by the Securities and Exchange Commission on March 29, 1999. During the three months ended June 30, 2001, the Company used approximately $7.0 million of the net proceeds from the securities sold to acquire a business. Cumulative use of net proceeds from the securities sold was $15.8 million as of June 30, 2001. There has been no other change to the information previously provided.

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of stockholders held on May 16, 2001 (the "Annual Meeting"), the following proposals were approved as further specified below:

     1.   Election of Directors:

                                        FOR       WITHHELD AUTHORITY
                                   ----------     ------------------
          Richard S. Chute         34,340,311         156,046
          Owen W. Robbins          34,399,927          96,430

     2. Amendment to the Restated Articles of Organization increasing the number of authorized shares of common stock from 50,000,0000 to 75,000,000.

                       FOR               AGAINST              ABSTAIN
                    ----------           -------              -------
                    34,239,685           234,491              22,181

     3. Ratification of Appointment of PricewaterhouseCoopers LLP as independent accountants.

                       FOR               AGAINST              ABSTAIN
                    ----------          ---------             -------
                    32,925,925          1,556,850             13,582

     4. Transact such other business as may properly come before the meeting or any postponements or adjournments thereof.

                       FOR               AGAINST              ABSTAIN
                    ----------          ---------             -------
                    29,320,184          4,263,864             912,309

     ITEM 5. OTHER INFORMATION

None.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits

     EXHIBIT NUMBER           EXHIBIT DESCRIPTION
     --------------           -------------------
          3.5                Articles of Amendment

     (b)  Reports on Form 8-K

          A Current Report on Form 8-K was filed on April 20, 2001 containing financial information including the supplemental consolidated balance sheets, related supplemental consolidated statement of operations, and supplemental statements of stockholders' equity and cash flows for the fiscal years ended December 31, 2000, December 31, 1999, and December 31, 1998 pertaining to the retroactive effect of the January 26, 2001 business combination of MKS Instruments, Inc. and Applied Science and Technology, Inc., which was accounted for as a pooling of interests.

          A Current Report on Form 8-K was filed on April 20, 2001 containing the statement of income data combining the statements of income for MKS calendar year 2000 and the MKS calendar year 2000 quarters ended March 31, June 30, September 30, and December 31 with the statements of income for the ASTeX calendar year 2000 and the ASTeX calendar year 2000 quarters ended March 25, July 1, September 30, and December 30, respectively.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                MKS INSTRUMENTS, INC.


August 14, 2001                                 By: /s/ Ronald C. Weigner
                                                   -----------------------------
                                                   Ronald C. Weigner
                                                   Vice President and Chief
                                                   Financial Officer
                                                   (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER      EXHIBIT DESCRIPTION
--------------      -------------------
    3.5            Articles of Amendment