Form 10-Q
period 2001-09-30
MKS INSTRUMENTS INC
filed 2001-11-14
CIK 1049502

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


         (MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2001

                                       or

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

Number of shares outstanding of the issuer's common stock as of October 31, 2001: 37,881,027

                              MKS INSTRUMENTS, INC.
                                    FORM 10-Q
                                      INDEX

PART I   FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets -
                  September 30, 2001 and December 31, 2000

                  Consolidated Statements of Income (Loss) -
                  Three and nine months ended September 30, 2001 and 2000

                  Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 2001 and 2000

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

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         ITEM 5.  OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                              MKS INSTRUMENTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                         September 30, 2001   December 31, 2000
                                                                         ------------------   -----------------
                                                                            (Unaudited)           (Note 1)
                              ASSETS
Current assets:
    Cash and cash equivalents ....................................           $ 118,434            $ 123,082
    Short-term investments .......................................              12,678               17,904
    Trade accounts receivable, net ...............................              42,691               95,076
    Inventories ..................................................              70,548               69,165
    Deferred tax asset ...........................................               7,933                9,976
    Other current assets .........................................              13,259                4,433
                                                                             ---------            ---------
        Total current assets .....................................             265,543              319,636
    Property, plant and equipment, net ...........................              71,363               64,133
    Goodwill and acquired intangible assets, net .................              55,266               45,325
    Long-term investments ........................................              16,100               17,100
    Other assets .................................................              23,316                8,209
                                                                             ---------            ---------
        Total assets .............................................           $ 431,588            $ 454,403
                                                                             =========            =========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings ........................................           $  14,745            $  15,741
    Current portion of long-term debt ............................               1,392                2,783
    Current portion of capital lease obligations .................                 528                  610
    Accounts payable .............................................              10,822               23,653
    Accrued compensation .........................................               7,985               17,003
    Other accrued expenses .......................................              14,654               14,588
    Income taxes payable .........................................                  --                7,937
                                                                             ---------            ---------
        Total current liabilities ................................              50,126               82,315
Long-term debt ...................................................              11,906               11,439
Long-term portion of capital lease obligations ...................                 269                  947
Deferred tax liability ...........................................               3,745                1,663
Other liabilities ................................................               1,498                  517
Commitments and contingencies
Stockholders' equity:
    Preferred Stock, $0.01 par value, 2,000,000 shares
        authorized; none issued and outstanding ..................                  --                   --
    Common Stock, no par value, 75,000,000 shares authorized;
        37,808,673 and 36,645,665 issued and outstanding at
        September 30, 2001 and December 31, 2000, respectively ...                 113                  113
    Additional paid-in capital ...................................             280,114              263,723
    Retained earnings ............................................              83,845               93,235
    Accumulated other comprehensive income (loss) ................                 (28)                 451
                                                                             ---------            ---------
        Total stockholders' equity ...............................             364,044              357,522
                                                                             ---------            ---------
        Total liabilities and stockholders' equity ...............           $ 431,588            $ 454,403
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

                              MKS INSTRUMENTS, INC.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                     Three Months Ended                    Nine Months Ended
                                                                        September 30                         September 30
                                                                   2001               2000              2001               2000
                                                                ---------          ---------         ---------          ---------
                                                                                    (Note 1)                             (Note 1)
Net sales .............................................         $  53,201          $ 121,769         $ 236,745          $ 326,694
Cost of sales .........................................            37,105             67,350           151,636            182,069
                                                                ---------          ---------         ---------          ---------
Gross profit ..........................................            16,096             54,419            85,109            144,625
Research and development ..............................             9,303              9,736            29,907             25,977
Selling, general and administrative ...................            17,474             18,274            54,107             50,331
Amortization of goodwill and acquired intangible assets             3,020              1,682             8,005              2,809
Goodwill impairment charge ............................                --                 --             3,720                 --
Merger expenses .......................................                --                 --             7,708                 --
Purchase of in-process research and development .......                --                310             2,340                310
                                                                ---------          ---------         ---------          ---------
Income (loss) from operations .........................           (13,701)            24,417           (20,678)            65,198
Interest expense ......................................               424                289             1,197              1,139
Interest income .......................................             1,208              1,256             4,382              3,796
Other income (expense), net ...........................            (1,246)                60            (1,246)              (257)
                                                                ---------          ---------         ---------          ---------
Income (loss) before income taxes .....................           (14,163)            25,444           (18,739)            67,598
Provision for income taxes (benefit) ..................            (5,092)             9,489            (3,381)            25,235
                                                                ---------          ---------         ---------          ---------
Net income (loss) .....................................         $  (9,071)         $  15,955         $ (15,358)         $  42,363
                                                                =========          =========         =========          =========

Historical net income (loss) per share:
    Basic .............................................         $   (0.24)         $    0.47         $   (0.41)         $    1.25
                                                                =========          =========         =========          =========
    Diluted ...........................................         $   (0.24)         $    0.44         $   (0.41)         $    1.19
                                                                =========          =========         =========          =========

Historical weighted average common shares outstanding:
    Basic .............................................            37,801             34,290            37,364             33,969
                                                                =========          =========         =========          =========
    Diluted ...........................................            37,801             35,988            37,364             35,642
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

                              MKS INSTRUMENTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                  2001               2000
                                                                               ---------          ---------
                                                                                                   (Note 1)
Cash flows from operating activities:
    Net income (loss) ................................................         $ (15,358)         $  42,363
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization ................................            16,681             10,210
        Goodwill impairment charge ...................................             3,720                 --
        Purchase of in-process research and development ..............             2,340                310
        Loss (gain) on disposal of assets ............................             1,246                471
        Other ........................................................                21               (392)
        Changes in operating assets and liabilities net of effects of businesses acquired:
           Trade accounts receivable .................................            52,921            (32,637)
           Inventories ...............................................             3,261            (19,362)
           Other current assets ......................................            (9,359)            (1,523)
           Accrued expenses and other current liabilities ............           (18,673)            12,719
           Accounts payable ..........................................           (13,644)             7,591
                                                                               ---------          ---------
    Net cash provided by operating activities ........................            23,156             19,750
                                                                               ---------          ---------
    Cash flows from investing activities:
        Purchases of investments, net ................................            (3,063)            (3,419)
        Purchases of property, plant and equipment ...................           (12,564)           (20,795)
        Increase in other assets .....................................            (3,754)              (735)
        Proceeds from disposal of assets .............................             4,514                 15
        Purchases of companies, net of cash acquired .................            (7,842)           (23,784)
                                                                               ---------          ---------
    Net cash used in investing activities ............................           (22,709)           (48,718)
                                                                               ---------          ---------
    Cash flows from financing activities:
        Proceeds from short-term borrowings ..........................            23,262             17,151
        Payments on short-term borrowings ............................           (27,346)            (1,611)
        Proceeds from long-term debt .................................               833                 --
        Principal payments on long-term debt .........................            (2,073)            (4,777)
        Proceeds from exercise of stock options ......................             3,595              5,309
        Cash distributions to stockholders ...........................                --             (1,417)
        Principal payments under capital lease obligations ...........              (599)              (839)
                                                                               ---------          ---------
    Net cash provided by (used in) financing activities ..............            (2,328)            13,816
                                                                               ---------          ---------
    Effect of exchange rate changes on cash and cash equivalents .....               375               (579)
                                                                               ---------          ---------
    Decrease in cash and cash equivalents ............................            (1,506)           (15,731)
    Cash and cash equivalents at beginning of period .................           123,082             67,489
    Effect of excluded results of ASTeX (Note 1) .....................            (3,142)                --
                                                                               ---------          ---------
    Cash and cash equivalents at end of period .......................         $ 118,434          $  51,758
                                                                               =========          =========
    Supplemental disclosure of cash flow information:
        Cash paid during the period for:
           Interest ..................................................         $     855          $   1,044
                                                                               =========          =========
           Income taxes ..............................................         $  13,004          $  17,076
                                                                               =========          =========
        Noncash transactions during the period:
           Stock and options issued for acquisitions .................         $  12,110          $   8,433
                                                                               =========          =========
           Note receivable from disposal of assets ...................         $   3,900          $      --
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

                              MKS INSTRUMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Tables in thousands, except per share data)

1)       Basis of Presentation

         The interim financial data as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 is unaudited; however, in the opinion of MKS Instruments, Inc., the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The terms "MKS" and the "Company" refer to MKS Instruments, Inc. and subsidiaries, including Applied Science and Technology, Inc. ("ASTeX"). The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the December 31, 2000 audited financial statements and notes thereto included in the MKS Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001 and the MKS Current Reports on Form 8-K filed with the Securities and Exchange Commission on April 20, 2001.

         On January 26, 2001, MKS completed its acquisition of ASTeX in a transaction accounted for under the pooling of interests method of accounting. Under the terms of the agreement, each outstanding share of ASTeX common stock was exchanged for 0.7669 newly issued shares of common stock of MKS Instruments, Inc., resulting in the issuance of approximately 11.2 million shares of common stock of MKS Instruments, Inc., representing approximately 30% of its then outstanding shares. There were no material adjustments required to conform the accounting policies of the two companies. The unaudited financial statements for the three months and nine months ended September 30, 2000 combine the historical financial statements of MKS Instruments, Inc. for the three months and nine months ended September 30, 2000 with the historical financial statements of ASTeX for the three months and nine months ended March 25, 2000. The following table presents details of the results of operations for the separate companies.

                                   MKS Instruments, Inc.            ASTeX
                                    Three months ended        Three months ended
                                    September 30, 2000          March 25, 2000               Combined
                                    ------------------          --------------               --------
         Net sales ...........           $ 87,636                  $ 34,133                  $121,769
         Net income ..........           $ 12,436                  $  3,519                  $ 15,955


                                   MKS Instruments, Inc.            ASTeX
                                     Nine months ended        Nine months ended
                                    September 30, 2000          March 25, 2000               Combined
                                    ------------------          --------------               --------
         Net sales ...........           $230,893                  $ 95,801                  $326,694
         Net income ..........           $ 33,053                  $  9,310                  $ 42,363

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

         As a result of conforming dissimilar fiscal year-ends, the ASTeX results of operations for the six-month period ended December 31, 2000 are excluded from the consolidated financial statements of MKS for the year ended December 31, 2000. The following is information related to the ASTeX financial results for the six-month period ended December 31, 2000:

         Net sales................................................................................ $89,193
         Net income...............................................................................   5,968
         Net cash used by operating activities....................................................  (3,500)
         Net cash provided by investing activities................................................     245
         Net cash provided by financing activities................................................      43

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)


         Included in stockholders' equity at September 30, 2001 is a $5,968,000 adjustment resulting from conforming the two companies' dissimilar year ends, which represents the ASTeX results of operations for the six-month period ended December 31, 2000.

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

         In August 2001, the FASB issued SFAS No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management is currently determining what effect, if any, SFAS 143 will have on its financial position and results of operations.

         In October 2001, the FASB issued SFAS No. 144, ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed of."
         SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on January 1, 2002. Management is currently determining what effect, if any, SFAS 144 will have on its financial position and results of operations.

4)       Cash and Cash Equivalents and Investments

         Cash equivalents consist of the following:

                                                                      September 30,      December 31,
                                                                          2001               2000
                                                                          ----               ----
         Cash and Money Market Instruments ..................           $ 86,003           $ 36,687
         Commercial Paper ...................................             14,931             74,895
         Federal Government and Government Agency Obligations              3,000              1,000
         State and Municipal Government Obligations .........              8,500              2,000
         Corporate Obligations ..............................              6,000              8,500
                                                                        --------           --------
                                                                        $118,434           $123,082
                                                                        ========           ========

         Short-term available-for-sale investments maturing within one year consist of the following:

                                                                     September 30,      December 31,
                                                                          2001              2000
                                                                          ----              ----
         Federal Government and Government Agency Obligations           $ 2,000           $10,101
         State and Municipal Government Obligations .........            10,665                --
         Corporate Obligations ..............................                --             1,000
         Commercial Paper ...................................                13             6,803
                                                                        -------           -------
                                                                        $12,678           $17,904
                                                                        =======           =======


         Long-term available-for-sale investments maturing within two years consist of the following:

                                                                     September 30,      December 31,
                                                                          2001              2000
                                                                          ----              ----
         Federal Government and Government Agency Obligations           $ 2,000           $ 4,000
         State and Municipal Government Obligations .........            14,100            13,100
                                                                        -------           -------
                                                                        $16,100           $17,100
                                                                        =======           =======

5)       Net Income (Loss) Per Share

         The following is a reconciliation of basic to diluted net income (loss) per share:

                                                                      Three Months Ended September 30,
                                                                          2001                2000
                                                                          ----                ----
         Net income (loss) ..................................           $ (9,071)           $ 15,955
         Shares used in net income per common share - basic .             37,801              34,290
         Effect of dilutive securities:
           Employee and director stock options ..............                 --               1,698
                                                                        --------            --------
         Shares used in net income per common share - diluted             37,801              35,988
                                                                        ========            ========
         Net income (loss) per common share - basic .........           $  (0.24)           $   0.47
                                                                        ========            ========
         Net income (loss) per common share - diluted .......           $  (0.24)           $   0.44
                                                                        ========            ========


                                                                       Nine Months Ended September 30,
                                                                          2001                2000
                                                                          ----                ----
         Net income (loss) ..................................           $(15,358)           $ 42,363
         Shares used in net income per common share - basic .             37,364              33,969
         Effect of dilutive securities:
           Employee and director stock options ..............                 --               1,673
                                                                        --------            --------
         Shares used in net income per common share - diluted             37,364              35,642
                                                                        ========            ========
         Net income (loss) per common share - basic .........           $  (0.41)           $   1.25
                                                                        ========            ========
         Net income (loss) per common share - diluted .......           $  (0.41)           $   1.19
                                                                        ========            ========

         For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price greater than the average market price of the common shares during the period. Options to purchase 464,117 and 173,571 shares of common stock which were outstanding during the three and nine months ended September 30, 2000, respectively, were not included in the calculation of diluted net income per common share because the option price was greater than the average market price of the common shares during the period. All options outstanding during the three and nine months ended September 30, 2001 are excluded from the calculation of diluted net income per common share because their inclusion would be anti-dilutive. There were options to purchase approximately 5,069,335 shares of the Company's common stock outstanding as of September 30, 2001.

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

6)       Inventories

         Inventories consist of the following:

                                                                          September 30,          December 31,
                                                                               2001                  2000
                                                                               ----                  ----
         Raw material ...........................................           $ 26,399            $ 23,765
         Work in process ........................................             18,638              20,856
         Finished goods .........................................             25,511              24,544
                                                                             -------             -------
                                                                            $ 70,548            $ 69,165
                                                                            ========            ========

7)       Stockholders' Equity

         Total comprehensive income (loss) was as follows:


                                                                          Three Months Ended September 30,
                                                                              2001                2000
                                                                              ----                ----
         Net income (loss) ......................................           $ (9,071)           $ 15,955
         Other comprehensive loss, net of taxes:
             Changes in value of financial instruments designated
               as hedges of currency and interest rate exposures                (799)                 95
             Foreign currency translation adjustment ............                987                (405)
             Unrealized loss on investments .....................                 (1)               (384)
                                                                            --------            --------
         Other comprehensive income (loss), net of taxes ........                187                (694)
                                                                            --------            --------
         Total comprehensive income (loss) ......................           $ (8,884)           $ 15,261
                                                                            ========            ========


                                                                           Nine Months Ended September 30,
                                                                              2001                2000
                                                                              ----                ----
         Net income (loss) ......................................           $(15,358)           $ 42,363
         Other comprehensive loss, net of taxes:
             Changes in value of financial instruments designated
               as hedges of currency and interest rate exposures                (186)                408
             Foreign currency translation adjustment ............                 22                (779)
             Unrealized loss on investments .....................               (315)               (594)
                                                                            --------            --------
         Other comprehensive loss, net of taxes .................               (479)               (965)
                                                                            --------            --------
         Total comprehensive income (loss) ......................           $(15,837)           $ 41,398
                                                                            ========            ========

8)       Segment Information and Significant Customer

         Segment information for the three months ended September 30, 2001 and 2000 was as follows:

                                                       North America        Far East       Europe           Total
                                                       -------------        --------       ------           -----
          Net sales to unaffiliated customers 2001       $ 33,537           $11,082        $ 8,582        $ 53,201
                                              2000         93,340            17,719         10,710         121,769

                       Intersegment net sales 2001         10,858               169            326          11,353
                                              2000         18,759               805            391          19,955

                Income (loss) from operations 2001        (15,011)              865            445         (13,701)
                                              2000         20,036             1,691          2,690          24,417

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

         Segment information for the nine months ended September 30, 2001 and 2000 was as follows:

                                                      North America        Far East       Europe           Total
                                                      -------------        --------       ------           -----
         Net sales to unaffiliated customers 2001       $163,733           $40,885        $32,127        $236,745
                                             2000        250,772            47,839         28,083         326,694

         Intersegment net sales              2001         39,265               857          1,041          41,163
                                             2000         48,295             1,454          1,010          50,759

         Income (loss) from operations       2001        (29,793)            4,212          4,903         (20,678)
                                             2000         55,929             4,061          5,208          65,198

         The Company had one customer comprising 14% and 31% of net sales for the three months ended September 30, 2001 and 2000, respectively, and 19% and 31% for the nine months ended September 30, 2001 and 2000, respectively.

9)       Acquisitions and Disposal of Assets

         On April 27, 2001 (the date of purchase), MKS completed its acquisition of On-Line Technologies, Inc. ("On-Line"), a supplier of measurement and control products used for gas analysis, wafer metrology and process control. The acquisition has been accounted for under the purchase method of accounting. The purchase price was approximately $23,829,000 and consisted of approximately 660,000 shares of MKS common stock valued at approximately $12,110,000, cash payments of $6,295,000, assumption of On-Line debt of approximately $4,728,000 and transaction expenses of approximately $696,000. The purchase price was allocated to the assets acquired based upon their estimated fair values and resulted in an allocation of approximately $16,050,000 to goodwill. The results of operations are included in the Company's consolidated statement of income (loss) as of and since the date of the purchase. The allocation of the purchase price was as follows:


         Fair value of tangible assets and liabilities assumed ...................................      $   (971)
         In-process research and development .....................................................         2,340
         Current technology ......................................................................         4,710
         Other intangibles .......................................................................         1,700
         Goodwill ................................................................................        16,050
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

         In connection with the acquisition of On-Line, the Company obtained an appraisal from an independent appraiser of the fair value of its intangible assets. This appraisal valued purchased in-process research and development ("IPR&D") of various projects for the development of new products and technologies at approximately $2,340,000. Because the technological feasibility of products under development had not been established and no future alternative uses existed, the purchased IPR&D was written off during the quarter ended June 30, 2001. The value of the purchased IPR&D was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value. Each project was analyzed to determine the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. The cash flows derived from the in-process technology projects were discounted at a rate of 25%. The Company believes

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

         this rate was appropriate given the risks associated with the technologies for which commercial feasibility had not been established. The percentage of completion for each in-process project was determined by identifying the elapsed time invested in the project as a ratio of the total time required to bring the project to technical and commercial feasibility. The percentage of completion for in-process projects acquired ranged from 55% to 65%, based on management's estimates of tasks completed and the tasks to be completed to bring the projects to technological and commercial feasibility. As of September 30, 2001, the actual development timelines and costs were in line with management's estimates.

         Development of in-process technology remains a substantial risk to the Company due to a variety of factors including the remaining effort to achieve technological feasibility, rapidly changing customer requirements and competitive threats from other companies and technologies.

         The following unaudited pro forma information presents a summary of the historical results of operations of the Company as if the On-Line acquisition had occurred at the beginning of each period.

                                                     Three months ended                        Nine months ended
                                                        September 30,                            September 30,
                                                  2001                 2000                2001                 2000
                                              -----------          -----------         -----------          -----------
         Net sales ..................         $    53,201          $   123,080         $   237,965          $   332,036
         Net income (loss) ..........         $    (9,071)         $    15,898         $   (14,969)         $    41,706

         Net income (loss) per share:
            Basic ...................         $     (0.24)         $      0.45         $     (0.39)         $      1.20
            Diluted .................         $     (0.24)         $      0.43         $     (0.39)         $      1.15

         The unaudited pro forma results for the nine months ended September 30, 2001 excludes approximately $6.4 million of non-recurring charges directly related to the transaction that were incurred by On-Line prior to the date of the acquisition. Additionally, the charge for purchased IPR&D was not included in the unaudited pro forma results, because it was non-recurring and directly related to the transaction.

         These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred at the beginning of the period, or which may result in the future.

         In August 2001, the Company sold its Nimbus System product group and granted a non-exclusive license of the technology of its PlasmaQuest System product group, for approximately $9.0 million, consisting primarily of approximately $4.7 million in cash and $3.9 million in a note receivable. The note receivable matures August 7, 2004, bears an annual interest rate of 9.0% and is included in other assets. The loss on the transaction was $1,246,000 before taxes, $998,000 net of the related tax benefit, and is included in other income (expense).

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

12)      Subsequent Event

         On October 30, 2001 the Company entered into a definitive merger agreement to acquire the ENI division ("ENI") of Emerson Electric Co. based in Rochester, New York. ENI designs, develops and manufactures solid-state radio frequency (RF) and direct current (DC) plasma power supplies, matching networks and instrumentation for the semiconductor and thin-film processing industries.

         Under the terms of the agreement, the Company will issue 12 million shares of common stock to Emerson Electric Co. in exchange for the businesses and assets of ENI. The merger is subject to the approval of MKS stockholders, regulatory approval and other customary closing conditions.

                              MKS INSTRUMENTS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

ITEM 2.

This Quarterly Report on Form 10-Q contains a number of statements, including, without limitation, statements relating to MKS' beliefs, expectations and plans which are forward-looking statements, as are statements that certain actions, conditions or circumstances will continue. Such statements are based upon management's current expectations and are subject to a number of factors and uncertainties. Information contained in these forward-looking statements is inherently uncertain and actual performance and results may differ materially due to many important factors. See "Factors That May Affect Future Results" for some, but not all, factors that could cause actual results to differ materially from any forward-looking statements made by MKS. The terms "MKS", the "Company", "we", "us" and "our" refer to MKS Instruments, Inc. and its subsidiaries, including Applied Science and Technology, Inc.

On January 26, 2001 MKS completed its acquisition of ASTeX in a transaction accounted for under the pooling of interests method of accounting. Because the fiscal years for MKS and ASTeX differ, the periods combined for the purposes of the consolidated financial statements for the three and nine months ended September 30, 2000 were as follows:

                              MKS                                             ASTeX
                              ---                                             -----
         Three and nine months ended September 30, 2000     Three and nine months ended March 25, 2000

On April 27, 2001 (the effective date of purchase) MKS completed its acquisition of On-Line Technologies, Inc., a supplier of measurement and control products used for gas analysis, wafer metrology and process control. The acquisition has been accounted for under the purchase method of accounting. The purchase price was approximately $23,829,000 and consisted of approximately 660,000 shares of MKS common stock valued at approximately $12,110,000, cash payments of $6,295,000, assumption of On-Line debt of approximately $4,728,000 and transaction expenses of approximately $696,000. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in the Company's consolidated balance sheet as of the effective date of the purchase. The results of operations are included in the Company's consolidated statement of income
(loss) as of and since the effective date of the purchase.

MKS develops, manufactures and supplies gas measurement, control and analysis products, reactive gas generator and power delivery products used in semiconductor manufacturing and other advanced thin-film manufacturing processes. We estimate that during 2000 approximately 76% of our net sales were to semiconductor capital equipment manufacturers and semiconductor device manufacturers. The following table sets forth for the periods indicated the percentage of total net sales of certain line items included in MKS consolidated statement of income data.

                                                                            Three months ended                Nine months ended
                                                                               September 30,                    September 30,
                                                                           2001             2000            2001             2000
                                                                           ----             ----            ----             ----
         Net sales .............................................          100.0%           100.0%          100.0%           100.0%
         Cost of sales .........................................           69.7             55.3            64.1             55.7
                                                                         ------           ------          ------           ------
         Gross profit ..........................................           30.3             44.7            35.9             44.3
         Research and development ..............................           17.5              8.0            12.6              8.0
         Selling, general and administrative ...................           32.8             15.0            22.9             15.4
         Amortization of goodwill and acquired intangible assets            5.7              1.4             3.4              0.9
         Goodwill impairment charge ............................             --               --             1.6               --
         Merger expenses .......................................             --               --             3.2               --
         In-process research and development ...................             --              0.3             1.0              0.1
                                                                         ------           ------          ------           ------
         Income (loss) from operations .........................          (25.7)            20.0            (8.8)            19.9
         Interest income, net ..................................            1.4              0.8             1.4              0.8
         Other expense, net ....................................            2.3               --             0.5              0.1
                                                                         ------           ------          ------           ------
         Income (loss) before income taxes .....................          (26.6)            20.8            (7.9)            20.6
         Provision (benefit) for income taxes ..................           (9.6)             7.8            (1.4)             7.7
                                                                         ------           ------          ------           ------
         Net income (loss) .....................................          (17.0)%           13.0%           (6.5)%           12.9%
                                                                         ======           ======          ======           ======

Results of Operations

         Net Sales. Net sales decreased 56.3% to $53.2 million for the three months ended September 30, 2001 from $121.8 million for the three months ended September 30, 2000. International net sales were approximately $19.7 million for the three months ended September 30, 2001 or 37.0% of net sales and $28.4 million for the same period of 2000 or 23.3% of net sales. Net sales decreased 27.5% to $236.7 million for the nine months ended September 30, 2001 from $326.7 million for the same period of 2000. International net sales were approximately $73.0 million for the nine months ended September 30, 2001 or 30.8% of net sales and $75.9 million for the same period of 2000 or 23.2% of net sales. The decrease in net sales is due to a worldwide slowdown in demand for semiconductors during 2001 which resulted in a decline in demand for the Company's products from the Company's semiconductor capital equipment manufacturers and semiconductor device manufacturer customers.

         Gross Profit. Gross profit as a percentage of net sales decreased to 30.3% for the three months ended September 30, 2001 from 44.7% for the three months ended September 30, 2000. Gross profit as a percentage of net sales decreased to 35.9% for the nine months ended September 30, 2001 from 44.3% for the same period of 2000. The decrease was primarily due to lower absorption of manufacturing overhead costs. Additionally, gross margin for the nine months ended September 30, 2001 was negatively effected by a $2.6 million write-off of obsolete and excess inventory in the second quarter of 2001. This write-off was significantly higher than normal and was primarily caused by a significant reduction in demand, including reduced demand for older technology products.

         Research and Development. Research and development expense decreased 4.4% to $9.3 million or 17.5% of net sales for the three months ended September 30, 2001 from $9.7 million or 8.0% of net sales for the three months ended September 30, 2000. The decrease was primarily due to decreased purchased services. Research and development expense increased 15.0% to $29.9 million or 12.6% of net sales for the nine months ended September 30, 2001 from $26.0 million or 8.0% of net sales for the same period of 2000. The increase was primarily due to increased compensation expense.

         Selling, General and Administrative. Selling, general and administrative expenses decreased 4.4% to $17.5 million or 32.8% of net sales for the three months ended September 30, 2001 from $18.3 million or 15.0% of net sales for the three months ended September 30, 2000. The decrease was due primarily to decreased purchased services and compensation expense. Selling, general and administrative expenses increased 7.5% to $54.1 million or 22.9% of net sales for the nine months ended September 30, 2001 from $50.3 million or 15.4% of net sales for the same period of 2000. The increase was due primarily to increased professional fees of $2.4 million, compensation expense of $0.3 million related to the earnout from the Spectra acquisition, and other selling, general, and administrative expenses.

         Amortization of Goodwill and Acquired Intangible Assets. Amortization of goodwill and acquired intangible assets of $3.0 million and $8.0 million for the three and nine months ended September 30, 2001, respectively, represents the amortization of goodwill and other intangibles resulting from the acquisitions completed by MKS.

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

         Merger Costs. On January 26, 2001 MKS completed its acquisition of ASTeX in a transaction accounted for under the pooling of interests method of accounting. Under the pooling of interests method of accounting, fees and expenses related to the merger are expensed in the period of the merger. During the nine months ended September 30, 2001, MKS expensed approximately $7.7 million of merger related expenses, consisting of $6.9 million of investment banking, legal, accounting, printing and other professional fees, $0.8 million of regulatory and other costs.

         Purchase of In-process Technology. In April 2001, the Company acquired On-Line in a transaction accounted for as a purchase. The purchase price was allocated to the assets acquired, including intangible assets, based on their estimated fair values. The intangible assets include approximately $2.3 million for acquired in-process technology for projects that did not have future alternative uses. The value of the purchased in-process technology was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value. Each project was analyzed to determine the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. At the date of the acquisition, the development of these projects had not yet reached technological feasibility, and the technology in progress had no alternative future uses. Accordingly, these costs were expensed in the second quarter of 2001.

         Interest Income (Expense), Net. During the three and nine months ended September 30, 2001, the Company generated net interest income of $0.8 million and $3.2 million, respectively, primarily from the invested net proceeds of its common stock offerings, offset by interest expense on outstanding debt.

         Other Income (Expense), Net. In August 2001, the Company sold its Nimbus System product group and granted a non-exclusive license of the technology of its PlasmaQuest System product group, for approximately $9,000,000. The loss on the transaction was $1,246,000.

         Provision (Benefit) for Income Taxes. The effective tax rates for the three and nine months ended September 30, 2001 were 35.9% and 18.0%, respectively, resulting in an income tax benefit of $5.1 million and $3.4 million, respectively. The changes in effective tax rates for the three and nine months ended September 30, 2001 as compared to the effective tax rates for the three and nine months ended September 30, 2000 were primarily due to non-deductible charges associated with acquisitions made in 2001.

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

Operations provided cash of $23.2 million for the nine months ended September 30, 2001. This cash flow was impacted by the net loss, depreciation and amortization, the goodwill impairment charge and changes in the levels of accounts payable, accrued expenses, and accounts receivable. Investing activities utilized cash of $22.7 million for the nine months ended September 30, 2001 primarily from the purchases of On-Line and property, plant, and equipment. Financing activities utilized cash of $2.3 million, primarily from payments on short-term borrowings offset by proceeds from employees exercising stock options.

Working capital was $215 million as of September 30, 2001, a decrease of $21.9 million from December 31, 2000. The decrease in working capital was primarily due to decreased trade accounts receivable, net. MKS entered into a new credit agreement on July 31, 2001 whereby the Company has a combined $40.0 million line of credit with two banks all of which is available. The credit agreement expires on July 31, 2002.

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

MKS estimates that approximately 76% of its sales in 2000 were to semiconductor capital equipment manufacturers and semiconductor device manufacturers, and it expects that sales to such customers will continue to account for a substantial majority of its sales. MKS' business depends upon the capital expenditures of semiconductor device manufacturers, which in turn depend upon the demand for semiconductors. Periodic reductions in demand for the products manufactured by semiconductor capital equipment manufacturers and semiconductor device manufacturers may adversely affect MKS' business, financial condition and results of operations. Historically, the semiconductor market has been highly cyclical and has experienced periods of overcapacity, resulting in significantly reduced demand for capital equipment. For example, in 1996 and 1998, the semiconductor capital equipment industry experienced significant declines, which caused a number of MKS customers to reduce their orders. More recently, in 2001, MKS has experienced a significant reduction in demand from OEM customers, and lower gross margins due to reduced absorption of manufacturing overhead at the lower revenue levels. In addition, many semiconductor manufacturers have operations and customers in Asia, a region which in recent years has experienced serious economic problems including currency devaluations, debt defaults, lack of liquidity and recessions. MKS cannot be certain that semiconductor downturns will not recur. A decline in the level of orders as a result of any current and future downturn or slowdown in the semiconductor capital equipment industry could have a material adverse effect on MKS' business, financial condition and results of operations.

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

For example, MKS was in the process of increasing its production capacity when the semiconductor capital equipment market began to experience a significant downturn in 1996. This downturn had a material adverse effect on MKS' operating results in the second half of 1996 and the first half of 1997. After an increase in business in the latter half of 1997, the market experienced another downturn in 1998, which had a material adverse effect on MKS' 1998 and first quarter 1999 operating results. More recently, the semiconductor capital equipment market has experienced a significant downturn during 2001. As a result, MKS has experienced a reduction in demand from OEM customers in 2001, which has had a material adverse effect on MKS' operating results. As a result of the factors discussed above, it is likely that MKS will in the future experience quarterly or annual fluctuations and that, in one or more future quarters, its operating results will fall below the expectations of public market analysts or investors. In any such event, the price of MKS' common stock could decline significantly.

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

MKS acquired Compact Instrument Technology ("Compact Instrument") in March 2000, Telvac Engineering, Ltd. ("Telvac") in May 2000, Spectra Instruments, Inc. ("Spectra") in July 2000, D.I.P., Inc. ("D.I.P.") in September 2000, ASTeX in January 2001, On-Line in April 2001, and entered into a definitive merger agreement to acquire the ENI division ("ENI") of Emerson Electric Co. in October 2001. As a part of its business strategy, MKS may enter into additional business combinations and acquisitions. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of MKS' ongoing business and distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses.

If MKS is not successful in completing acquisitions that it may pursue in the future, it may be required to reevaluate its growth strategy, and MKS may have incurred substantial expenses and devoted significant management time and resources in seeking to complete proposed acquisitions that will not generate benefits for it.

In addition, with future acquisitions, MKS could use substantial portions of its available cash as all or a portion of the purchase price. MKS could also issue additional securities as consideration for these acquisitions, which could cause significant stockholder dilution. MKS' acquisitions of Compact Instrument, Telvac, Spectra, D.I.P., ASTeX, On-Line, and ENI and any future acquisitions may not ultimately help MKS achieve its strategic goals and may pose other risks to MKS.

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

As of September 30, 2001, MKS owned 125 U.S. patents and 62 foreign patents and had 52 pending U.S. patent applications and 136 pending foreign patent applications. Although MKS seeks to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, it cannot be certain that:

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

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Consolidated Supplemental Financial Statements for year ended December 31, 2000, reflecting the merger of MKS Instruments, Inc. and ASTeX, which was filed with the Securities and Exchange Commission in MKS' Current Reports on Form 8-K on April 20, 2001. MKS enters into local currency purchased options to reduce currency exposure arising from intercompany sales of inventory. The potential fair value loss for a hypothetical 10% adverse change in currency exchange rates on MKS' local currency purchased options at September 30, 2001 would be approximately $0.5 million. The potential loss was estimated by calculating the fair value of the local currency purchased options at September 30, 2001 and comparing that with those calculated using the hypothetical currency exchange rates. There were no other material changes in MKS' exposure to market risk from December 31, 2000.

PART II  OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

MKS is not aware of any material legal proceedings to which it or any of its subsidiaries is a party.

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (d) Use of Proceeds from Sales of Registered Securities. The Company has previously provided information on Form 10-Q for the quarter ended September 30, 2000 relating to the use of proceeds from the sale of securities by the Company pursuant to the Registration Statement on Form S-1 (Reg. No. 333-71363) that was declared effective by the Securities and Exchange Commission on March 29, 1999. Cumulative use of net proceeds from the securities sold was $15.8 million as of September 30, 2001. There has been no other change to the information previously provided.

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

         ITEM 5.  OTHER INFORMATION

None.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)      Exhibits

             Exhibit No.       Exhibit Description
             -----------       -------------------
                10.37          Credit Agreement dated July 31, 2001 between Fleet National Bank as Agent and Lender, The Chase
                               Manhattan Bank as Lender, and the Registrant as Borrower

                10.38          Ninth Amendment dated July 31, 2001 to the Loan Agreement dated October 31, 1995 between
                               Fleet National Bank as Lender and the Registrant as Borrower


         (b)      Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MKS INSTRUMENTS, INC.




November 14, 2001                       By: /s/ Ronald C. Weigner
                                            ---------------------------------
                                                Ronald C. Weigner
                                                Vice President and Chief
                                                Financial Officer
                                                (Principal Financial Officer)

EXHIBIT INDEX




     Exhibit No.        Exhibit Description
     -----------        -------------------
        10.37           Credit Agreement dated July 31, 2001 between Fleet National Bank as Agent and Lender, The Chase
                        Manhattan Bank as Lender, and the Registrant as Borrower

        10.38           Ninth Amendment dated July 31, 2001 to the Loan Agreement dated October 31, 1995 between
                        Fleet National Bank as Lender and the Registrant as Borrower