Form 10-K
period 2001-12-31
MKS INSTRUMENTS INC
filed 2002-04-01
CIK 1049502

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                         TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     (MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                         Commission File number 0-23621

                              MKS INSTRUMENTS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

              Massachusetts                             04-2277512
     (State or other Jurisdiction of                  (IRS Employer
     Incorporation or Organization)                  Identification No.)

Six Shattuck Road, Andover, Massachusetts                   01810
 (Address of Principal Executive Offices)                (Zip Code)

Registrant's Telephone Number, including area code     (978) 975-2350

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of January 31, 2002: $764,300,367; Number of shares outstanding of the issuer's Common Stock, no par value, as of January 31, 2002: 50,056,447


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for MKS' Annual Meeting of Stockholders to be held on May 16, 2002 are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

         MKS Instruments, Inc. is a leading worldwide developer, manufacturer and supplier of instruments, components and integrated subsystems used to measure, control and analyze gases in semiconductor manufacturing and similar industrial manufacturing processes.

         MKS Instruments, Inc. completed two acquisitions in fiscal 2001 that further expanded its extensive technology portfolio and product suite. On January 26, 2001, MKS acquired Applied Science and Technology, Inc., ("ASTeX"), a Wilmington, Massachusetts based company with products and technology in reactive gas generation and power delivery. Each outstanding share of ASTeX common stock was exchanged for 0.7669 newly issued shares of common stock of MKS Instruments, Inc., resulting in the issuance of approximately 11.2 million shares of common stock of MKS Instruments, Inc. The acquisition was accounted for under the pooling of interests method of accounting, and accordingly, the consolidated financial statements included in this Form 10-K reflect the combined financial position and results of operations and cash flows of MKS Instruments, Inc. and all of its subsidiaries and ASTeX and all of its subsidiaries (together, the "Company" or "MKS"), for all periods presented. This presentation combines the historical financial statements of MKS Instruments, Inc. for the years ended December 31, 2000 and 1999 with the historical financial statements of ASTeX for the fiscal years ended July 1, 2000 and June 26, 1999, respectively. On April 27, 2001, MKS acquired On-Line Technologies, Inc. ("On-Line"), a privately held company that designs and manufactures products used for gas analysis, wafer metrology and complementary analysis and control software. The purchase price was approximately $23,829,000 and consisted of approximately 660,000 shares of MKS common stock valued at approximately $12,110,000, cash payments of $6,295,000, and the assumption of approximately $4,728,000 of debt. The On-Line acquisition was accounted for under the purchase method of accounting and its results of operations are included in the Company's consolidated statement of income since the date of purchase.

         On January 31, 2002, MKS acquired the ENI division of Emerson Electric Co. ENI is a leading supplier of solid-state radio frequency (RF) and direct current (DC) plasma power supplies, matching networks and instrumentation to the semiconductor and thin-film processing industries. ENI's technology complements that of ASTeX by adding critical solid-state power conversion technology to ASTeX's core capability in plasma management. MKS issued 12 million shares of MKS common stock to Emerson in exchange for the businesses and assets of ENI. The purchase price is approximately $265,000,000. The ENI acquisition will be accounted for under the purchase method of accounting and its results of operations will be included in the Company's consolidated statement of income from the date of purchase. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments" on this Form 10-K. The following discussion of MKS' business, unless otherwise noted, is as of December 31, 2001 and prior to the closing of the acquisition of ENI.

PRODUCTS

      MKS offers a comprehensive line of products that are used to manufacture, among other things:

-    semiconductors                                             -    solar panels
-    optical filters and fiber optic cables for data and        -    gas lasers
     telecommunications                                         -    eyeglasses
-    flat panel displays                                        -    architectural glass
-    magnetic and optical storage devices and media,            -    cutting tools
     including:                                                 -    freeze-dried pharmaceuticals
     -    compact disks                                         -    magnetic resonance imaging (MRI) equipment
     -    hard disk storage devices
     -    magnetic devices for reading disk data
     -    digital video disks
     -    optical storage disks or laser readable disks

     MKS supplies products in four principal product areas. We also combine products and technologies to provide value-added integrated subsystems. Our product areas include:

     -   Pressure Measurement and Control Products

     -   Materials Delivery and Analysis Products

     -   Vacuum Products

     -   Reactive Gas Generation and Power Delivery Products

     PRESSURE MEASUREMENT AND CONTROL PRODUCTS. MKS designs and manufactures a wide range of gas pressure measurement and control instrumentation. Each product line consists of products that are designed for a variety of pressure ranges and accuracies.

      Baratron Pressure Measurement Products. Baratron products are high-precision pressure measurement instruments. MKS has five Baratron product families that range from high accuracy digital output instruments to simple electronic switches. These products are typically used to measure the pressure of the gases being distributed upstream of the process chambers, to measure process chamber pressures and to measure pressures between process chambers, vacuum pumps and exhaust lines. Baratron instruments measure pressures at ranges from two hundred times atmospheric pressure to one billionth of atmospheric pressure. MKS believes it offers the widest range of gas pressure measurement instruments in the semiconductor and advanced thin-film materials processing industries.

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

      In most cases, Baratron pressure measurement instruments provide the pressure input to the automatic pressure control device. Together, these components create an integrated automatic pressure control system. MKS' pressure control products can also accept inputs from other measurement instruments, enabling the automatic control of gas input or exhaust based on parameters other than pressure.

      MKS has a line of integrated pressure controllers to address the need for smaller components that save valuable clean room space. This product line combines the functions of its Baratron pressure measurement instrument, flow measurement instrument, control electronics and valve into a four-inch long instrument. This instrument can be placed directly on a gas line to control pressure downstream of the instrument while indicating the gas flow rate.

      MATERIALS DELIVERY AND ANALYSIS PRODUCTS. MKS designs and manufactures a wide range of flow and composition analysis measurement and control instrumentation. Each product line consists of products that are designed for a variety of flow and composition ranges and accuracies.

      Flow Measurement and Control Products. Flow measurement products include gas, vapor and liquid flow measurement products based upon thermal conductivity, pressure and direct liquid injection technologies. The flow control products combine the flow measurement device with valve control elements based upon solenoid, piezo-electric and piston pump technologies. The products measure and automatically control the mass flow rate of gases and vapors into the process chamber. MKS' broad product lines include products that allow the precise, automatic flow control of inert or corrosive gases, the automatic control of low vapor pressure gases and heated liquid source materials, and the automatic control of delicate, advanced technology liquid sources and vaporized solid sources for next generation devices.

      MKS' line of thermal-based mass flow controllers, which control gas flow based on the molecular weight of gases, includes all-metal-sealed designs and ultra-clean designs for semiconductor applications, as well as general-purpose controllers for applications where all-metal-sealed construction is not required. MKS has also developed pressure-based mass flow controllers, based on Baratron pressure instrument measurement and control technology, which use flow restrictors in the gas line to transform pressure control into mass flow control.
                                                                               2

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

      MKS' flow measurement products also include a calibration system which independently measures mass flow and compares this measurement to that of the process chamber mass flow controller. The demand for the MKS calibration system is driven by the increasingly stringent process control needs of the semiconductor industry and the need to reduce costly downtime resulting from stopping operations to address mass flow controller problems.

      Gas Composition Analysis Instruments. Gas analysis instruments are sold primarily to the semiconductor industry. The product lines for residual gas analysis include a quadrapole mass spectrometer sensor, which is a device that separates gases based on molecular weight. MKS' quadrapole mass spectrometer sensors include built-in electronics to analyze the composition of background and process gases in the process chamber. MKS' Spectra International, LLC ("Spectra") process monitoring system is a sophisticated quadrapole mass spectrometer process analyzer for statistical process monitoring of manufacturing processes operating from very low pressures to atmospheric pressure. These instruments are provided both as portable laboratory systems and as process gas monitoring systems used in the diagnosis of semiconductor manufacturing process systems. The gas monitoring systems can indicate out-of-bounds conditions, such as the presence of undesirable atmospheric gases, water vapor or out-of-tolerance amounts of specific gases in the process chamber, enabling operators to diagnose and repair faulty equipment. MKS' gas sampling systems provide a turnkey solution to withdraw gases from chambers at relatively high pressures for introduction into the low-pressure gas analyzers. Next generation semiconductor manufacturing processes, with smaller circuit patterns and larger wafer sizes, are expected to require sophisticated gas analysis instruments and/or monitoring equipment to ensure tighter process control and earlier diagnosis of equipment malfunction. MKS' acquisition of Compact Instrument Technology, LLC in March 2000 enhances its core capabilities in gas composition analysis and provides additional capabilities to reduce the size and costs of monitors for advanced processes. The first product emerging from the Compact Instrument acquisition is the PICO helium leak detector, which MKS believes is the smallest mass spectrometer-based leak detector currently available. The PICO is applicable in a diverse array of markets from semiconductors to air conditioning, where it is critical to ensure that equipment or products are leak tight.

      Optical Monitoring Instruments. MKS' acquisition of Spectra in June 2000, in addition to augmenting the residual gas analysis products mentioned above, added a range of optical monitoring instruments. These are sold primarily to the thin film coating industry in applications such as the manufacture of optical filters. The optical monitors measure the thickness and optical properties of a film being deposited, allowing the user to better control the process.

      Gas Analysis, Wafer Metrology and Process Control Products. MKS' acquisition of On-Line in April 2001, added an advanced range of gas analysis and wafer metrology products based on a proprietary FTIR spectrometer, as well as complementary analysis in control software. These products are applicable in three main areas: (1) the measurement of the composition or purity of gases used for processing; (2) the analysis of gases produced by a process, and (3) the analysis of thickness and composition of thin film deposited during semiconductor and optoelectronic fabrication.

      VACUUM PRODUCTS. MKS designs and manufactures a wide variety of vacuum technology products, including vacuum gauges, valves and components.

      Vacuum Gauging Products. MKS offers a wide range of vacuum instruments consisting of vacuum measurement sensors and associated power supply and readout units. These vacuum gauges measure phenomena that are related to the level of pressure in the process chamber and downstream of the process chamber between the chamber and the pump. Unlike Baratron pressure measurement instruments, vacuum gauges do not measure pressure directly. These gauges are used to measure vacuum at pressures lower than those measurable with a Baratron pressure measurement instrument or to measure vacuum in the Baratron pressure measurement instrument range where less accuracy is required. MKS' indirect pressure gauges use thermal conductivity and ionization gauge technologies to measure pressure from atmospheric pressure to one trillionth of atmospheric pressure. MKS' Baratron pressure measurement instruments, together with its vacuum gauges, are capable of measuring the full range of pressures used in semiconductor and other thin-film manufacturing processes from two hundred times atmospheric pressure to one trillionth of atmospheric pressure.

      MKS also manufactures a wide range of vacuum gauge instruments in which the associated electronics are packaged with the vacuum sensor, reducing panel space and installation cost. MKS offers both analog and digital versions of these vacuum gauge transducers.

      Vacuum Valves and Components. MKS' vacuum valves are used on the gas lines between the process chamber and the pump downstream of the process chamber. MKS' vacuum components consist of flanges, fittings, traps and heated lines that are used downstream from the process chamber to provide leak free connections and to prevent condensable materials from depositing particles near or back into the chamber. The manufacture of small circuit patterns cannot tolerate contamination from atmospheric leaks or particles. MKS' vacuum components are designed to minimize such contamination and thus increase yields and uptimes.

      REACTIVE GAS GENERATION AND POWER DELIVERY PRODUCTS. MKS designs and manufactures a wide variety of reactive gas generation modules and power supplies used in semiconductor device manufacturing and medical equipment markets.

      Reactive gases are used in many of the process steps in chip fabrication. Reactive gases are used to etch, strip and deposit films on wafers, to clean wafers during processing, and to clean process chambers to reduce particle contamination. A reactive gas is created when energy is added to a stable gas to break apart its molecules. The resulting dissociated gas produces rapid chemical reactions when it comes into contact with other matter. Reactive gas processes have important advantages relative to other types of chemical processes. These advantages include: greater precision in etch, strip and deposition process steps; lower temperatures that protect materials involved in the process from heat damage; greater efficiency and shorter reaction times to improve manufacturing yields; and lower cost.

      MKS' proprietary reactive gas generation modules, delivered to semiconductor equipment manufacturers, create reactive gases used to deposit and etch thin films applied during various steps in the manufacture of semiconductor devices. These modules help manufacturers improve yields, reduce overall production costs and improve time to market. MKS' power delivery products are used in the semiconductor and medical markets. In the semiconductor market, MKS microwave and RF (Radio Frequency) power supplies are used to provide energy to various etching, stripping and deposition processes. In the medical market, MKS' power delivery products are used to provide power for plasma sterilization and for MRI (magnetic resonance imaging) applications.


MARKETS AND APPLICATIONS

      MKS estimates that approximately 64% and 76% of its total sales in 2001 and 2000, respectively, were made to the semiconductor industry. MKS' products are also used in other markets and applications including the manufacture of, among other things:

      - optical filters and fiber optic cables for data and telecommunications

      -  flat panel displays

      -  magnetic and optical storage, devices and media

      -  solar panels

      -  gas lasers

      -  eyeglasses

      -  architectural glass

      -  cutting tools

      -  magnetic resonance imaging (MRI) medical equipment

      -  freeze-dried pharmaceuticals

      As of December 31, 2001, MKS' products were sold primarily through its direct sales force in 40 offices in France, Germany, Japan, Korea, The Netherlands, Singapore, Taiwan, the United Kingdom and the United States. MKS' direct sales force is supplemented by sales representatives and agents in countries including Canada, China, India, Israel and Italy and in selected U.S. cities. The major markets for MKS' products include:

Semiconductor Manufacturing

      MKS' products are sold to semiconductor capital equipment manufacturers and semiconductor device manufacturers. MKS' products are used in the major semiconductor processing steps such as:

      -  depositing materials onto substrates

      -  etching circuit patterns

      - implanting positively charged atoms into a substrate to alter electrical characteristics

      MKS' products are also used for process facility applications such as gas distribution, pressure control and vacuum distribution in clean rooms where semiconductor manufacturing takes place. MKS anticipates that the semiconductor manufacturing market will continue to account for a substantial portion of its sales. While the semiconductor device manufacturing market is global, the major semiconductor capital equipment manufacturers are concentrated in the United States, Japan and Europe.

Optical Filters, Optical Fibers and Other Coating

      MKS' products are used in optical filter, optical fiber and other optical thin-film coating processes. MKS' products are sold both to coating equipment manufacturers and to manufacturers of products made using optical thin-film coating processes. Optical filters and fibers used for data transmission are manufactured using processes to deposit chemical vapors which are similar to those used in semiconductor manufacturing. The requirement for greater data transmission is driving the need for tighter control of optical filters and fiber coating processes. Optical thin films for eyeglasses, solar panels and architectural glass are deposited using processes to deposit chemical vapors and gaseous metals similar to those used in semiconductor manufacturing. Optical filter, optical fiber and other optical thin-film processing are concentrated in the United States, Japan and Europe.

Flat Panel Display Manufacturing

      MKS' products are used in the manufacture of flat panel displays, which require the same or similar fabrication processes as semiconductor manufacturing. MKS sells its products both to flat panel original equipment manufacturers and to end-users in the flat panel display market. The transition to larger panel size and higher definition is driving the need for tighter process controls to reduce defects. The major manufacturers for flat panel displays and flat panel display equipment are concentrated in Japan, Korea, Taiwan and the United States.

Magnetic and Optical Storage Media

       MKS' products are used in the manufacture of:

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

Other Coating Markets

      MKS' products are also used in processes for the application of thin films to harden tool bit surfaces, for the application of diamond thin films to enhance surface hardness and durability and for coatings used for food container packaging, jewelry and ornaments. The major equipment and process providers are concentrated in the United States, Japan and Europe.

Other Markets

      MKS' products are used in plasma processes used to sterilize medical instruments, in vacuum freeze drying of pharmaceuticals, foods and beverages, and in vacuum processes involved in light bulb and gas laser manufacturing. MKS' products are also incorporated into some end-market products such as magnetic resonance imaging (MRI) medical equipment, industrial vehicles, and analytical instruments. MKS' products are also sold to government, university and industrial laboratories for vacuum applications involving research and development in materials science, physical chemistry and electronics materials. The major equipment and process providers and research laboratories are concentrated in the United States, Japan and Europe.

CUSTOMERS

      MKS' largest customers are leading semiconductor capital equipment manufacturers such as Applied Materials, Lam Research, Novellus and Tokyo Electron, semiconductor device manufacturers such as Intel, a major manufacturer of magnetic resonance imaging (MRI) equipment, and a major manufacturer of medical sterilization equipment. Sales to MKS' top ten customers accounted for approximately 39%, 52% and 46% of net sales in 2001, 2000 and 1999, respectively. International sales, which include sales by MKS' foreign subsidiaries, but exclude direct export sales (which were less than 10% of MKS' total net sales) accounted for 31%, 23% and 25% of net sales for 2001, 2000 and 1999, respectively. Sales by MKS' Japan subsidiary comprised 12%, 11% and 12% of net sales in 2001, 2000 and 1999, respectively. During 2001 and 2000, Applied Materials accounted for approximately 18% and 30% of MKS' net sales, respectively. None of MKS' significant customers has entered into an agreement requiring it to purchase any minimum quantity of MKS' products.

SALES, MARKETING AND SUPPORT

      MKS' worldwide sales, marketing and support organization is critical to its strategy of maintaining close relationships with semiconductor capital equipment manufacturers and semiconductor device manufacturers. MKS sells its products primarily through its direct sales force. As of December 31, 2001, MKS had 169 sales employees in 40 offices in France, Germany, Japan, Korea, The Netherlands, Singapore, Taiwan, the United Kingdom and the United States. This direct sales force is supplemented by sales representatives and agents in countries including Canada, China, India, Israel and Italy and in selected U.S. cities. MKS maintains a marketing staff to identify customer requirements, assist in product planning and specifications and to focus on future trends in the semiconductor and other markets.

      As semiconductor device manufacturers have become increasingly sensitive to the significant costs of system downtime, they have required that suppliers offer comprehensive local repair service and close customer support. Manufacturers require close support to enable them to repair, modify, upgrade and retrofit their equipment to improve yields and adapt new materials or processes. To meet these market requirements, MKS maintains a worldwide sales and support organization with offices in 40 locations as of December 31, 2001. Technical support is provided by applications engineers located at offices in Arizona, California, Colorado, Massachusetts, Oregon and Texas, as well as Canada, France, Germany, India, Israel, Italy, Japan, Korea, The Netherlands, Singapore, Taiwan and the United Kingdom. Repair and calibration services are provided at 17 service depots located worldwide as of December 31, 2001. MKS provides warranties from one to three years, depending upon the type of product. In addition, MKS offers training programs for its customers in a wide range of vacuum and gas processing technologies.

RESEARCH AND DEVELOPMENT

      MKS' research and development efforts are directed toward developing and improving MKS process control instruments and components for semiconductor and advanced thin-film processing applications and identifying and developing products for new applications for which gas management plays a critical role. MKS has undertaken an initiative to involve its marketing, engineering, manufacturing and sales personnel in the concurrent development of new products in order to reduce the time to market for new products. MKS employees also work closely with its customers' development personnel. These relationships help MKS identify and define future technical needs on which to focus its research and development efforts. In addition, MKS participates in SEMI (Semiconductor Equipment and Materials International), a trade group representing semiconductor equipment suppliers, to assist in product development and standardization of product technology, and it supports research at academic institutions targeted at advances in materials science and semiconductor process development. Research and development expense was $37,964,000, $37,323,000 and $22,975,000 in 2001,
2000 and 1999, respectively. MKS' research and development efforts include numerous projects which generally have a duration of 18 to 30 months.

COMPETITION

      The market for MKS' products is highly competitive. Principal competitive factors include:

      -  historical customer relationships
                                                                               6

      -  product quality, performance and price

      -  breadth of product line

      -  manufacturing capabilities

      -  customer service and support

      Although MKS believes that it competes favorably with respect to these factors, there can be no assurance that it will continue to do so.

      MKS encounters substantial competition in each of its product lines from a number of competitors, although no one competitor competes with MKS across all product lines. Certain of MKS' competitors have greater financial and other resources than MKS. In some cases, the competitors are smaller than MKS, but well established in specific product niches. Mykrolis offers products that compete with MKS' pressure and flow products. Advanced Energy, STEC, and Unit Instruments, each offer products that compete with MKS' mass flow control products. Nor-Cal Products and MDC Vacuum Products each offer products that compete with MKS' vacuum components. Inficon offers products that compete with MKS' vacuum measuring and gas analysis products. Helix Technology offers products that compete with MKS' vacuum gauging products. Advanced Energy offers products that compete with MKS' power supply and reactive gas generator products.

      In some cases, particularly with respect to mass flow controllers, semiconductor device manufacturers may direct semiconductor capital equipment manufacturers to use a specified supplier's product in their equipment. Accordingly, MKS' success depends in part on its ability to have semiconductor device manufacturers specify that its products be used at their fabrication facilities and MKS may encounter difficulties in changing established relationships of competitors with a large installed base of products at such customers' fabrication facilities. In addition, MKS' competitors can be expected to continue to improve the design and performance of their products. There can be no assurance that competitors will not develop products that offer price or performance features superior to those of MKS' products.

PATENTS AND OTHER INTELLECTUAL PROPERTY RIGHTS

      MKS relies on a combination of patent, copyright, trademark and trade secret laws and license agreements to establish and protect its proprietary rights. As of December 31, 2001, MKS owned 124 U.S. patents and 79 foreign patents and had 58 pending U.S. patent applications and 128 pending foreign patent applications. Although MKS believes that certain patents may be important for certain aspects of its business, MKS believes that its success depends more upon close customer contact, innovation, technological expertise, responsiveness and worldwide distribution.

      MKS requires each of its employees, including its executive officers, to enter into standard agreements pursuant to which the employee agrees to keep confidential all of MKS' proprietary information and to assign to MKS all inventions while they are employed by MKS.

      On November 3, 1999, On-Line Technologies, Inc., which was acquired by MKS in April 2001, brought suit in federal district court in Connecticut against Perkin-Elmer, Inc. and certain other defendants for infringement of On-Line's patent related to its FTIR spectrometer product. On November 30, 2000, MKS' ASTeX subsidiary brought suit in federal district court in Delaware against Advanced Energy Industries, Inc. for infringement of ASTeX's patent related to its Astron product. MKS cannot predict the likely outcomes of these suits at this time.

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

EMPLOYEES

         As of December 31, 2001, MKS employed 1,493 persons. Management believes that MKS' ongoing success depends upon its continued ability to attract and retain highly skilled employees. None of MKS' employees is represented by a labor union or is party to a collective bargaining agreement. MKS believes that its employee relations are good.

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

MKS estimates that approximately 64% of its sales during 2001 and 76% of its sales in 2000 were to semiconductor capital equipment manufacturers and semiconductor device manufacturers, and it expects that sales to such customers will continue to account for a substantial majority of its sales. MKS' business depends upon the capital expenditures of semiconductor device manufacturers, which in turn depend upon the demand for semiconductors. Periodic reductions in demand for the products manufactured by semiconductor capital equipment manufacturers and semiconductor device manufacturers may adversely affect MKS' business, financial condition and results of operations. Historically, the semiconductor market has been highly cyclical and has experienced periods of overcapacity, resulting in significantly reduced demand for capital equipment. For example, in 1996 and 1998, the semiconductor capital equipment industry experienced significant declines, which caused a number of MKS' customers to reduce their orders. More recently, in 2001, MKS has experienced a significant reduction in demand from OEM customers, lower gross margins due to reduced absorption of manufacturing overhead at the lower revenue levels, and special charges for excess and obsolete inventory of $14.0 million in the fourth quarter of 2001 and $2.6 million in the second quarter of 2001. The charges were significantly higher than normal and were primarily caused by a significant reduction in demand including reduced demand for older technology products. In addition, many semiconductor manufacturers have operations and customers in Asia, a region which in recent years has experienced serious economic problems including currency devaluations, debt defaults, lack of liquidity and recessions. MKS cannot be certain that semiconductor downturns will not recur. A decline in the level of orders as a result of any future downturn or slowdown in the semiconductor capital equipment industry could have a material adverse effect on MKS' business, financial condition and results of operations.

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

For example, MKS was in the process of increasing its production capacity when the semiconductor capital equipment market began to experience a significant downturn in 1996. This downturn had a material adverse effect on MKS' operating results in the second half of 1996 and the first half of 1997. After an increase in business in the latter half of 1997, the market experienced another downturn in 1998, which had a material adverse effect on MKS' 1998 and first quarter 1999 operating results. More recently, the semiconductor capital equipment market has experienced a significant down turn during 2001. As a result, MKS has experienced a reduction in demand from OEM customers in 2001, which has had a material adverse effect on MKS' operating results. During 2001 gross margins were negatively affected by special charges for excess and obsolete
                                                                              8
inventory of $14.0 million in the fourth quarter of 2001 and $2.6 million in the second quarter of 2001. The charges were significantly higher than normal and were primarily caused by a significant reduction in demand including reduced demand for older technology products. As a result of the factors discussed above, it is likely that MKS will in the future experience quarterly or annual fluctuations and that, in one or more future quarters, its operating results will fall below the expectations of public market analysts or investors. In any such event, the price of MKS' common stock could decline significantly.

THE LOSS OF NET SALES TO ANY ONE OF MKS' MAJOR CUSTOMERS WOULD LIKELY HAVE A MATERIAL ADVERSE EFFECT ON MKS.

     MKS' ten largest customers accounted for approximately 39% of its net sales in 2001, 52% of its net sales in 2000 and 46% of its net sales in 1999. The loss of a major customer or any reduction in orders by these customers, including reductions due to market or competitive conditions, would likely have a material adverse effect on MKS' business, financial condition and results of operations. During 2001 and 2000, one customer, Applied Materials, accounted for approximately 18% and 30%, respectively, of MKS' net sales. None of MKS' significant customers has entered into an agreement requiring it to purchase any minimum quantity of MKS' products. The demand for MKS' products from its semiconductor capital equipment customers depends in part on orders received by them from their semiconductor device manufacturer customers.

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

         MKS acquired Compact Instrument in March 2000, Telvac Engineering Limited in May 2000, Spectra in July 2000, D.I.P, Inc. in September 2000, ASTeX in January 2001, On-Line in April 2001, and ENI in January 2002. As a part of its business strategy, MKS may enter into additional business combinations and acquisitions. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of MKS' ongoing business and distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses.

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

         The markets for MKS' products are highly competitive. MKS' competitive success often depends upon factors outside of its control. For example, in some cases, particularly with respect to mass flow controllers, semiconductor device manufacturers may direct semiconductor capital equipment manufacturers to use a specified supplier's product in their equipment. Accordingly, for such products, MKS' success will depend in part on its ability to have semiconductor device manufacturers specify that MKS' products be used at their semiconductor fabrication facilities. In addition, MKS may encounter difficulties in changing established relationships of competitors that already have a large installed base of products within such semiconductor fabrication facilities.

IF MKS' PRODUCTS ARE NOT DESIGNED INTO SUCCESSIVE NEW GENERATIONS OF ITS CUSTOMERS' PRODUCTS, MKS WILL LOSE SIGNIFICANT NET SALES DURING THE LIFESPAN OF THOSE PRODUCTS.

         New products designed by semiconductor capital equipment manufacturers typically have a lifespan of five to ten years. MKS' success depends on its products being designed into new generations of equipment for the semiconductor industry. MKS must develop products that are technologically current so that they are positioned to be chosen for use in each successive new generation of semiconductor capital equipment. If MKS' products are not chosen by its customers, MKS' net sales may be reduced during the lifespan of its customers' products. In addition, MKS must make a significant capital investment to develop products for its customers well before its products are introduced and before it can be sure that it will recover its capital investment through sales to the customers in significant volume. MKS is thus also at risk during the development phase that its product may fail to meet its customers' technical or cost requirements and may be replaced by a competitive product or alternative technology solution. If that happens, MKS may be unable to recover MKS' development costs.

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

SALES TO FOREIGN MARKETS CONSTITUTE A SUBSTANTIAL PORTION OF MKS' NET SALES; THEREFORE, MKS' NET SALES AND RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED BY DOWNTURNS IN ECONOMIC CONDITIONS IN COUNTRIES OUTSIDE OF THE UNITED STATES.

         International sales, which include sales by MKS' foreign subsidiaries, located in Japan, Korea, Europe, Singapore and Taiwan, but exclude direct export sales (which were less than 10% of MKS' total net sales), accounted for approximately 31% of net sales in 2001, 23% of net sales in 2000, and 25% of net sales in 1999. Sales by MKS' Japan subsidiary comprised 12%, 11% and 12% of net sales in 2001, 2000 and 1999, respectively. MKS anticipates that international sales will continue to account for a significant portion of MKS' net sales. In addition, certain of MKS' key domestic customers derive a significant portion of their revenues from sales in international markets. Therefore, MKS' sales and results of operations could be adversely affected by economic slowdowns and other risks associated with international sales.

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

KEY PERSONNEL MAY BE DIFFICULT TO ATTRACT AND RETAIN.

         MKS' success depends to a large extent upon the efforts and abilities of a number of key employees and officers, particularly those with expertise in the semiconductor manufacturing and similar industrial manufacturing industries. The loss of key employees or officers could have a material adverse effect on MKS' business, financial condition and results of
                                                                              10
 operations. MKS believes that its future success will depend in part on its ability to attract and retain highly skilled technical, financial, managerial and marketing personnel. MKS cannot be certain that it will be successful in attracting and retaining such personnel.

MKS' PROPRIETARY TECHNOLOGY IS IMPORTANT TO THE CONTINUED SUCCESS OF ITS BUSINESS. MKS' FAILURE TO PROTECT THIS PROPRIETARY TECHNOLOGY MAY SIGNIFICANTLY IMPAIR MKS' COMPETITIVE POSITION.

       As of December 31, 2001, MKS owned 124 U.S. patents and 79 foreign patents and had 58 pending U.S. patent applications and 128 pending foreign patent applications. Although MKS seeks to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, it cannot be certain that:

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

PROTECTION OF MKS' INTELLECTUAL PROPERTY RIGHTS MAY RESULT IN COSTLY LITIGATION.

         Litigation may be necessary in order to enforce MKS' patents, copyrights or other intellectual property rights, to protect its trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. For example, on November 30, 2000, MKS' ASTeX subsidiary brought suit in federal district court in Delaware against Advanced Energy Industries, Inc. for infringement of ASTeX's patent related to its Astron product. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on MKS' business, financial condition and results of operations.

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

         MKS believes that in time MKS could obtain and qualify alternative sources for most sole and limited source parts. Seeking alternative sources of the parts could require MKS to redesign its systems, resulting in increased costs and likely shipping delays. MKS may be unable to redesign its systems, which could result in further development costs and shipping delays. These increased costs would decrease MKS' profit margins if it could not pass the costs to its customers. Further, shipping delays could damage MKS' relationships with current and potential customers and have a material adverse effect on MKS' business and results of operations.

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

CERTAIN STOCKHOLDERS HAVE A SUBSTANTIAL INTEREST IN MKS AND MAY BE ABLE TO EXERT SUBSTANTIAL INFLUENCE OVER MKS' ACTIONS.

         As of January 31, 2002, John R. Bertucci, president, chairman and chief executive officer of MKS, and members of his family, in the aggregate, beneficially owned approximately 29.8% of MKS' outstanding common stock. As a result, these stockholders, acting together, are able to exert substantial influence over the actions of MKS. Pursuant to the acquisition of the ENI Business of Emerson Electric Co. ("Emerson"), MKS issued approximately 24% of its then outstanding shares of common stock to Emerson. Accordingly, these stockholders are able to exert substantial influence over MKS' actions.

SOME PROVISIONS OF MKS' RESTATED ARTICLES OF ORGANIZATION, MKS' AMENDED AND RESTATED BY-LAWS AND MASSACHUSETTS LAW COULD DISCOURAGE POTENTIAL ACQUISITION PROPOSALS AND COULD DELAY OR PREVENT A CHANGE IN CONTROL OF MKS.

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



ITEM 2.  PROPERTIES

      As of December 31, 2001, the following table provides information concerning MKS' principal and certain other owned and leased facilities:


                                                                                        PRODUCTS                      LEASE
            LOCATION           SQ. FT.                   ACTIVITY                      MANUFACTURED                   EXPIRES
            --------           -------                   --------                      ------------                   -------
Andover, Massachusetts          82,000   Headquarters, Manufacturing, Customer    Pressure Measurement                       (1)
                                         Support and Research & Development       and Control Products

Austin, Texas                    8,000   Sales, Customer Support and Service      Not applicable                  April 30, 2003

Boulder, Colorado              119,000   Manufacturing, Customer Support,         Vacuum Products                            (2)
                                         Service and Research & Development

Cheshire, U.K.                  13,000   Manufacturing, Sales, Customer Support   Materials Delivery and                     (3)
                                         and Service                              Analysis Products


                                                                                        PRODUCTS                      LEASE
            LOCATION           SQ. FT.                   ACTIVITY                      MANUFACTURED                   EXPIRES
            --------           -------                   --------                      ------------                   -------
Colorado Springs, Colorado      40,500   Manufacturing, Customer Support,         Reactive Gas                               (6)
                                         Service and Research & Development       Generation and Power
                                                                                  Delivery Products

East Hartford, Connecticut      11,000   Manufacturing, Customer Support,         Reactive Gas                December 31, 2002
                                         Service and Research & Development       Generation and Power
                                                                                  Delivery Products

Lawrence, Massachusetts         40,000   Manufacturing                            Pressure Measurement                       (1)
                                                                                  and Control Products

Le Bourget, France              14,000   Sales, Customer Support and Service      Not applicable                             (1)

Methuen, Massachusetts          85,000   Manufacturing, Customer Support,         Pressure Measurement                       (1)
                                         Service and Research & Development       and Control Products;
                                                                                  Materials Delivery and
                                                                                  Analysis Products

Morgan Hill, California         17,000   Manufacturing, Customer Support,         Materials Delivery and           June 30, 2007
                                         Service and Research & Development       Analysis Products

Munich, Germany                 14,000   Manufacturing, Sales, Customer           Pressure Measurement                       (1)
                                         Support, Service and Research &          and Control Products;
                                         Development                              Materials Delivery and
                                                                                  Analysis Products

Newton, Massachusetts            3,500   Manufacturing                            Reactive Gas                  October 31, 2003
                                                                                  Generation and Power
                                                                                  Delivery Products

Richardson, Texas               15,000   Manufacturing, Sales, Customer Support   Pressure Measurement           August 31, 2004
                                         and Service                              and Control Products;
                                                                                  Materials Delivery and
                                                                                  Analysis Products

Riverside, California            9,800   Manufacturing, Service                   Pressure Measurement            April 30, 2003
                                                                                  and Control Products

Santa Clara, California         12,800   Sales, Customer Support and Service      Not applicable                             (4)

Santa Clara, California         12,500   Sales, Customer Support and Service      Not Applicable                 August 12, 2002

Seoul, Korea                     7,000   Sales, Customer Support and Service      Materials Delivery and            May 31, 2003
                                                                                  Analysis Products

Shropshire, U.K.                25,000   Manufacturing                            Vacuum Products               October 19, 2002

Singapore                        4,000   Sales, Customer Support and Service      Not applicable                February 1, 2003

 Taiwan                         10,600   Sales, Customer Support and Service      Not applicable               December 31, 2003

 Tokyo, Japan                   13,000   Manufacturing, Sales, Customer           Materials Delivery and                      (5)
                                         Support, Service and Research &          Analysis Products
                                         Development

 Wilmington, Massachusetts     118,000   Manufacturing, Customer Support,         Reactive Gas                                (1)
                                         Service and Research & Development       Generation and Power
                                                                                  Delivery Products

(1)    This facility is owned by MKS.
(2) MKS leases two facilities, one has 39,000 square feet of space and a lease term which expires October 31, 2004 and the other has 33,000 square feet with a lease term which expires August
       15, 2005. MKS also owns a third and fourth facility with 28,000 and 19,000 square feet of space, respectively.
(3) MKS leases two facilities, one has 2,000 square feet of space and a lease term which expires October 5, 2009 and the second has 11,000 square feet of space and a lease term which expires
       November 30, 2009.
(4) MKS leases two facilities, one has 4,000 square feet of space and a lease term which expires February 28, 2003 and the second has 3,800 square feet and a lease term which expires
       April 30, 2002. MKS owns another facility with 5,000 square feet of space.
(5) MKS leases one facility with 4,000 square feet of space on a month-to-month basis, a second facility of 4,000 square feet with a lease term which expires on January 30, 2003. MKS owns a third facility of 5,000 square feet.
(6) MKS leases one facility with 16,500 square feet. The lease expires on February 28, 2005. MKS owns another facility with 24,000 square feet.

         In addition to manufacturing and other operations conducted at the foregoing leased or owned facilities, MKS provides worldwide sales, customer support and services from various other leased facilities throughout the world not listed in the table above. See "Business -- Sales, Marketing and Support."

ITEM 3.  LEGAL PROCEEDINGS

         On November 3, 1999, On-Line Technologies Inc., which was acquired by MKS in April 2001, brought suit in federal district court in Connecticut against Perkin-Elmer, Inc. and certain other defendants for infringement of On-Line's patent related to its FTIR spectrometer product. The suit seeks injunctive relief and damages for infringement. Perkin-Elmer, Inc. has filed a counterclaim seeking invalidity of the patent, costs, and attorneys' fees. MKS believes that the counterclaim is without merit.

         On November 30, 2000, ASTeX, which was acquired by MKS in January 2001, brought suit in federal district court in Delaware against Advanced Energy Industries, Inc. for infringement of ASTeX's patent related to its Astron product. MKS is seeking injunctive relief and damages for infringement. Advanced Energy Industries, Inc. has filed a counterclaim seeking invalidity of the patent, costs, and attorneys' fees. MKS believes that the counterclaim is without merit.

         MKS cannot be certain of the outcome of the foregoing litigation, but does plan to assert its claims against other parties and oppose the counterclaims against it vigorously.

         MKS is subject to other legal proceedings and claims, which have arisen in the ordinary course of business.

         In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on MKS' results of operations, financial condition or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Special Meeting of stockholders held on January 7, 2002, the stockholders voted on the proposal to approve the issuance of 12,000,000 shares of common stock of the Company to Emerson Electric Co. ("Emerson") pursuant to the terms of the Agreement and Plan of Merger, with respect to the acquisition of the ENI Business, dated October 30, 2001, between the Company and Emerson as further specified below:

         FOR                      AGAINST             ABSTAIN/BROKER NON VOTES

         31,649,316               35,393                     49,420

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

PRICE RANGE OF COMMON STOCK

         The Common Stock of MKS is traded on the Nasdaq National Market under the symbol MKSI. On February 28, 2002, the closing price of the Company's Common Stock, as reported on the Nasdaq National Market, was $26.86 per share. The following table sets forth for the periods indicated the high and low sales prices per share of the Common Stock as reported by the Nasdaq National Market.

                                       2001                   2000
                               -------------------------------------------
Price Range of Common Stock     High         Low         High         Low
--------------------------------------------------------------------------
First Quarter                  $24.63      $15.41      $62.25       $30.50
Second Quarter                  31.97       17.13       57.00        31.88
Third Quarter                   29.94       15.17       40.75        16.81
Fourth Quarter                  27.67       16.16       25.81        14.25

     On February 28, 2002, MKS had approximately 245 stockholders of record.

DIVIDEND POLICY

         On September 19, 2000, MKS made a cash payment in the aggregate amount of $1,594,143, pursuant to its obligations under the Tax Indemnification and S Corporation Distribution Agreement, entered into by and among MKS and the stockholders of MKS prior to MKS' initial public offering. MKS currently intends to retain earnings, if any, to support its growth strategy and does not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the MKS board of directors after taking into account various factors, including MKS' financial condition, operating results, current and anticipated cash needs and plans for expansion.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except per share data)

                                                                                    Year Ended December 31
                                                            -------------------------------------------------------------------
                                                              2001           2000           1999          1998           1997
-------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF INCOME (LOSS) DATA
Net sales                                                   $286,808        $466,852      $265,292      $223,199       $236,047
Gross profit (1)                                              85,583         205,396       102,509        84,428         97,884
Income (loss) from operations                                (47,360)         91,535        25,037        15,044         25,622
Net income (loss)                                           $(31,043)       $ 60,260      $ 22,786      $ 11,207       $ 21,228
Historical net income (loss) per share
       Basic                                                $  (0.83)       $   1.74      $   0.76      $   0.46       $   0.92
       Diluted                                              $  (0.83)       $   1.67      $   0.72      $   0.44       $   0.90
PRO FORMA STATEMENT OF INCOME (LOSS) DATA (2)
Pro forma net income                                                                      $ 17,161      $  9,065       $ 14,744
Pro forma net income per share:
       Basic                                                                              $   0.57      $   0.37       $   0.64
       Diluted                                                                            $   0.55      $   0.36       $   0.63

BALANCE SHEET DATA
Cash and cash equivalents                                   $120,869        $123,082      $ 67,489      $ 18,875       $  5,757
Working capital                                              216,855         237,321       137,999        59,511         46,674
Total assets                                                 411,189         454,403       253,772       146,972        145,260
Short-term obligations                                        14,815          19,134        20,828        12,819         15,676
Long-term obligations, less current portion                   11,257          12,386         5,662        13,786         21,993
Stockholders' equity                                         352,871         357,522       185,685        98,074         75,734

(1) Gross profit for the year ended December 31, 2001 includes special charges for excess and obsolete inventory of $14.0 million in the fourth quarter of 2001 and $2.6 million in the second quarter of 2001. These charges were significantly higher than normal and were primarily caused by a significant reduction in demand, including reduced demand for older technology products.
(2) Data is computed on the same basis as Note 2 of Notes to MKS' consolidated financial statements for the year ended December 31, 2001, which are included in this Annual Report on Form 10-K . The historical net income per share data does not include provisions for federal income taxes prior to its initial public offering in 1999, because MKS was treated as an S corporation for federal income tax purposes. The pro forma statement of income data presents net income and net income per share data as if MKS had been subject to federal income taxes as a C corporation during the periods presented. No pro forma presentation is necessary for the fiscal years ended December 31, 2001 and 2000 because MKS was subject to income taxes as a C corporation for these periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         MKS believes that this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used herein, including this Management's Discussion and Analysis, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect management's current opinions and are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated or implied. MKS Instruments, Inc. assumes no obligation to update this information. Risks and uncertainties include, but are not limited to, those discussed in the section entitled "Factors Affecting Future Operating Results."

OVERVIEW

      MKS Instruments, Inc. was founded in 1961. MKS Instruments, Inc. develops, manufactures and supplies instruments, components and integrated subsystems used to measure, control and analyze gases in semiconductor manufacturing and similar industrial manufacturing processes. On January 26, 2001, MKS Instruments, Inc. completed its acquisition of Applied Science and Technology, Inc. ("ASTeX") in a transaction accounted for under the pooling of interets method of accounting and, accordingly, the consolidated financial statements reflect the combined financial position and results of operations and cash flows of MKS Instruments, Inc. and ASTeX (together, the "Company" or "MKS"), for all periods presented. This presentation combines the historical financial statements of MKS Instruments, Inc. for the years ended December 31, 2000 and 1999 with the historical financial statements of ASTeX for the fiscal years ended July 1, 2000 and June 26, 1999, respectively.

      The Company's customers include semiconductor capital equipment manufacturers, semiconductor device manufacturers, industrial manufacturing companies and university, government and industrial research laboratories. During 2001 and 2000, MKS estimates that approximately 64% and 76% of its net sales, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers. MKS expects that sales to such customers will continue to account for a substantial majority of its sales. In 2001, 2000 and 1999, sales to MKS' top ten customers accounted for approximately 39%, 52% and 46%, respectively, of MKS' net sales. During 2001 and 2000, Applied Materials, Inc. accounted for approximately 18% and 30% of MKS' net sales, respectively.

      A significant portion of MKS' sales are to operations in international markets. International sales, which include sales by MKS' foreign subsidiaries, but exclude direct export sales (which were less than 10% of MKS' total net sales), accounted for approximately 31% of net sales in 2001, 23% of net sales in 2000, and 25% of net sales in 1999. Sales by MKS' Japan subsidiary comprised 12%, 11% and 12% of net sales in 2001, 2000 and 1999, respectively.

      On April 27, 2001, MKS completed its acquisition of On-Line Technologies, Inc. ("On-Line"), a supplier of measurement and control products used for gas analysis, wafer metrology and process control. The acquisition has been accounted for under the purchase method of accounting. The purchase price was approximately $23,829,000 and consisted of approximately 660,000 shares of MKS common stock valued at approximately $12,110,000, cash payments of $6,295,000, assumption of On-Line debt of approximately $4,728,000 and transaction expenses of approximately $696,000. The results of operations are included in the Company's consolidated statement of income since the date of the purchase.

      MKS completed several acquisitions in fiscal 2000, all of which have been accounted for under the purchase method of accounting. Accordingly, the results of operations for each acquired company have been included in the MKS consolidated results of operations from the date of purchase. On March 10, 2000, MKS acquired Compact Instrument Technology, LLC ("Compact Instrument"), a start-up company with proprietary technology in process monitoring for semiconductor manufacturing and other manufacturing processes. The purchase price was $8,700,000 and consisted of $8,400,000 in MKS common stock and $300,000 in assumed net liabilities. On May 5, 2000, MKS acquired Telvac Engineering, Ltd., or Telvac, a UK-based, privately held manufacturer of vacuum subsystems. The purchase price was $1,600,000 and consisted of $750,000 in cash; $750,000 in debt; and $100,000 in acquisition expenses. On July 21, 2000, MKS acquired Spectra International, LLC, or Spectra, a privately held company with products and technology in process monitoring. The purchase price was $19,000,000 and consisted of $9,700,000 in cash; 183,293 shares of MKS common stock valued at $6,500,000; fully vested options to purchase 83,675 shares of MKS common stock valued at $2,400,000; and $400,000 in acquisition costs. On September 6, 2000, MKS acquired D.I.P., Inc., or D.I.P., a privately held company with products and technology in digital process control. The purchase price was $14,000,000 and consisted of $6,900,000 in cash; 231,392 shares of MKS common stock valued at $6,800,000; and $300,000 in acquisition costs.

      MKS was treated as an S corporation for federal income tax purposes prior to its initial public offering in 1999. MKS' S corporation status terminated upon the closing of the offering, at which time MKS became subject to federal, and certain state, income taxation as a C corporation. The pro forma net income reflects a pro forma effective tax rate of 37.3% in 1999 to reflect federal and state income taxes which would have been payable had MKS been taxed as a C corporation in 1999.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses MKS' consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, in-process research and development, merger expenses, intangible assets and goodwill, inventories and investments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

     REVENUE RECOGNITION The Company recognizes revenue from product sales generally upon shipment provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured and title and risk of loss have passed to the customer. The Company has no obligations to customers after the date products are shipped other than pursuant to warranty obligations. The Company provides for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. Shipping and handling fees, if any, billed to customers are recognized as revenue. The related shipping and handling costs are recognized in cost of sales. The Company monitors and tracks the amount of product returns and reduces revenue at the time of shipment for the estimated amount of such future returns, based on historical experience. While product returns and warranty costs have historically been within our expectations and the provisions established, there is no assurance that we will continue to experience the same return rates and warranty repair costs that we have in the past. Any significant increase in product return rates or a significant increase in the cost to repair our products could have a material adverse impact on our operating results for the period or periods in which such returns or increased costs materialize. The Company makes estimates evaluating its allowance for doubtful accounts. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, there is no assurance that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of our customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results.

      IN-PROCESS RESEARCH AND DEVELOPMENT The Company values tangible and intangible assets acquired through our business acquisitions at fair value including in-process research and development ("IPR&D"). The Company determines IPR&D through established valuation techniques for various projects for the development of new products and technologies and expenses IPR&D when technical feasibility is not reached. During 2001, the Company expensed approximately $2.3 million in IPR&D charges in connection with the On-Line acquisition because the technological feasibility of certain products under development had not been established and no future alternative uses existed. If the Company acquires other companies with IPR&D in the future, we will value the IPR&D through established valuation techniques and incur future IPR&D charges if those products under development have not reached technical feasibility.

      MERGER EXPENSES The Company expenses fees and costs related to mergers accounted for under the pooling of interests method. In connection with the acquisition of ASTeX in January 2001, the Company expensed approximately $7.7 million of merger related expenses, consisting of $6.9 million of investment banking, legal, accounting, printing and other professional fees, and $0.8 million of regulatory and other costs in the first quarter of 2001. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling of interests method. Merger expenses associated with any future purchase business combination will be accounted for under the purchase method of accounting and included as part of the purchase price.

     VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL The Company assesses the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

- significant under-performance relative to expected historical or projected future operating results;

- significant changes in the manner of the Company's use of the acquired assets or the strategy for the Company's overall business; and

-    significant negative industry or economic trends.

     When the Company determines that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by the Company's management to be commensurate with the risk inherent in the Company's business model. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations.

     Effective with the January 1, 2002 adoption of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," the Company will cease to amortize approximately $40,271,000 of goodwill. In lieu of amortization, the Company is required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. The Company is currently assessing the impact of SFAS 142 on our financial position, cash flows and results of operations and expects to complete this review by the second quarter of 2002.

     INVENTORY The Company values its inventory at the lower of cost (first-in, first-out method) or market. The Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value, if less than cost, based primarily on its estimated forecast of product demand for the next 18 to 24 months. As demonstrated during 2001, demand for the Company's products can fluctuate significantly. The Company recorded special charges for excess and obsolete inventory of $14.0 million in the fourth quarter of 2001 and $2.6 million in the second quarter of 2001. The charges were significantly higher than normal and were primarily caused by a significant reduction in demand including reduced demand for older technology products. A significant increase in the demand for the Company's product could result in a short-term increase or decrease in the cost of inventory purchases while a significant decrease in demand could result in an increase in the charges for excess inventory quantities on hand. In addition, the Company's industry is subject to technological change, new product development, and product technological obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of the Company's inventory and its reported operating results.

     INVESTMENTS The Company holds investments in companies having operations or technology in areas within or adjacent to its strategic focus, which are in non-publicly traded companies whose value is difficult to determine. These investments are accounted for under the cost and equity method of accounting. Under the equity method of accounting, which generally applies to investments that represent a 20 to 50 percent ownership of the equity securities of the investee, the Company's proportionate share of the earnings or losses of the investee is included in other income and expense. The Company records an investment impairment charge when it believes an investment has experienced a decline in value. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of total net sales of certain line items included in MKS' consolidated statement of income data:
                                                      Year Ended December 31
                                                ------------------------------
                                                 2001        2000        1999
                                                ------------------------------
Net sales                                       100.0%      100.0%      100.0%
Cost of sales                                    70.2        56.0        61.4
                                                -----------------------------
Gross profit                                     29.8        44.0        38.6
Research and development                         13.2         8.0         8.7
Selling, general and administrative              24.5        15.2        19.4
Amortization of goodwill and acquired
 intangible assets                                3.8         1.1         0.3
Goodwill impairment                               1.3          --          --
Restructuring charge                               --          --         0.8
Merger expenses                                   2.7          --          --
Purchase of in-process technology                 0.8         0.1          --
                                                -----------------------------
Income (loss) from operations                   (16.5)       19.6         9.4
Interest income (expense), net                    1.3         1.0         0.5
Other income (expense), net                      (0.9)         --         0.4
                                                -----------------------------
Income (loss) before income taxes               (16.1)       20.6        10.3
Provision (benefit)  for income taxes            (5.3)        7.7         1.7
                                                -----------------------------
Net income (loss)                               (10.8)%      12.9%        8.6%
                                                -----------------------------
PRO FORMA DATA:
    Historical income before income taxes                                10.3%
    Pro forma provision for income taxes                                  3.8
                                                                        -----
    Pro forma net income                                                  6.5%
                                                                        -----

YEAR ENDED 2001 COMPARED TO 2000

         NET SALES Net sales decreased 38.6% to $286.8 million for the year ended December 31, 2001 from $466.9 million for the year ended December 31, 2000. International net sales were approximately $90.0 million for the year ended December 31, 2001 or 31.4% of net sales and $108.1 million for the year ended December 31, 2000 or 23.1% of net sales. The decrease in net sales is due to a worldwide slowdown in demand for semiconductors during 2001 which resulted in a decline in demand for the Company's products from the Company's semiconductor capital equipment manufacturers and semiconductor device manufacturer customers, offset by an increase in net sales of approximately $15.4 million from the companies acquired in 2001 and 2000.

         GROSS PROFIT Gross profit as a percentage of net sales decreased to 29.8% for the year ended December 31, 2001 from 44.0% for the year ended December 31, 2000. Gross margin was negatively effected by special charges for excess and obsolete inventory of $14.0 million in the fourth quarter of 2001 and $2.6 million in the second quarter of 2001. These charges were significantly higher than normal and were primarily caused by a significant reduction in demand, including reduced demand for older technology products. Additionally, gross margin was negatively effected due to lower absorption of manufacturing overhead costs.

         RESEARCH AND DEVELOPMENT MKS' research and development efforts are directed toward developing and improving MKS process control instruments and components for semiconductor and advanced thin-film processing applications and identifying and developing products for new applications for which gas management plays a critical role. Research and development expense increased 1.7% to $38.0 million or 13.2% of net sales for the year ended December 31, 2001 from $37.3 million or 8.0% of net sales for the year ended December 31, 2000. The increase was primarily due to increased compensation expense resulting from the companies acquired in 2001 and 2000. The Company's research and development efforts include numerous projects which generally have a duration of 18 to 30 months.

         SELLING, GENERAL AND ADMINISTRATIVE Selling, general and administrative expenses decreased 1.4% to $70.2 million or 24.5% of net sales for the year ended December 31, 2001 from $71.2 million or 15.2% of net sales for the year ended December 31, 2000. The decrease was primarily due to decreased salaries and wages and incentive compensation expense of $5.7 million, offset by increased professional fees of $4.3 million primarily related to costs associated with defending certain of the Company's patents.

         AMORTIZATION OF GOODWILL AND ACQUIRED INTANGIBLE ASSETS Amortization of goodwill and acquired intangible assets of $11.0 million for the year ended December 31, 2001, represents the amortization of goodwill and other intangibles resulting from the acquisitions completed by the Company, of which $5.2 million relates to acquired intangibles and $5.8 million relates to goodwill. Effective with the January 1, 2002 adoption of SFAS 142, the Company will cease to amortize approximately $40,271,000 of goodwill.

         GOODWILL IMPAIRMENT CHARGE When the Company acquired the Shamrock product line, it was expected that sales of the existing system design and development of new system designs would generate future revenues. Since the acquisition, the Company has provided potential customers with purchase quotations for Shamrock systems, including a significant quotation to a potential customer in January 2001 for the sale of several systems. The customer did not purchase the systems, and the quotation expired in March 2001. The Company has been unsuccessful in selling any systems of the product line since the acquisition and, with the expiration of the significant quote in March 2001, the Company evaluated the recoverability of the long-lived assets, primarily goodwill. As a result, based on a discounted cash flow analysis, the Company recorded an impairment charge for the carrying value of the related goodwill of approximately $3,720,000 in the quarter ended March 31, 2001.

         MERGER COSTS On January 26, 2001 MKS completed its acquisition of ASTeX in a transaction accounted for under the pooling of interests method of accounting. Under the pooling of interests method of accounting, fees and expenses related to the merger are expensed in the period of the merger. During the year ended December 31, 2001, MKS expensed approximately $7.7 million of merger related expenses, consisting of $6.9 million of investment banking, legal, accounting, printing and other professional fees, and $0.8 million of regulatory and other costs.

         PURCHASE OF IN-PROCESS TECHNOLOGY In April 2001, the Company acquired On-Line in a transaction accounted for as a purchase. The purchase price was allocated to the assets acquired, including intangible assets, based on their estimated fair values. The intangible assets include approximately $2.3 million for acquired in-process technology for various projects, generally expected to have durations of 24 to 48 months, that did not have future alternative uses. The value of the purchased in-process technology was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value. Each project was analyzed to determine the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. The cash flows derived from the in-process technology projects were discounted at a rate of 25%. The Company believes this rate was appropriate given the risks associated with the technologies for which commercial feasibility had not been established. The percentage of completion for each in-process project was determined by identifying the elapsed time invested in the project as a ratio of the total time required to bring the project to technical and commercial feasibility. The percentage of completion for in-process projects acquired ranged from 55% to 65%, based on management's estimates of tasks completed and the tasks to be completed to bring the projects to technological and commercial feasibility. At the date of the acquisition, the development of these projects had not yet reached technological feasibility, and the technology in progress had no alternative future uses. Accordingly, these costs were expensed in the second quarter of 2001.

         INTEREST INCOME (EXPENSE), NET During the years ended December 31, 2001 and 2000, the Company generated net interest income of $3.7 million and $4.8 million, respectively, primarily from the invested net proceeds of its common stock offerings, offset by interest expense on outstanding debt. Interest income decreased by $1.0 million for the year ended December 31, 2001 from $6.2 million for the year ended December 31, 2000. The decrease was due to lower interest rate yields on investments during 2001.

         OTHER INCOME (EXPENSE), NET Other expense of $2.4 million for the year ended December 31, 2001 represents a loss on sale of assets of $1.2 million and a loss on the sale of an investment in a company of $1.1 million. Other expense of $0.2 million in the year ended December 31, 2000 represents expenses related to the preparation of the registration statement for the Company's follow-on public stock offering. The Company decided not to proceed with the follow-on offering, and converted the registration statement to a shelf registration statement.

         PROVISION FOR INCOME TAXES The effective tax rates for the years ended December 31, 2001 and 2000 were 32.6% and 37.3%, respectively, resulting in an income tax benefit of $15.0 million and provision for income taxes of $35.9 million, respectively. The reduction in the effective tax rate and the resulting income tax benefit for the year ended December 31, 2001 as compared to the effective tax rate for the year ended December 31, 2000 was primarily due to non-deductible charges associated with acquisitions made in 2001.

YEAR ENDED 2000 COMPARED TO 1999

         NET SALES Net sales increased 76.0% to $466.9 million for the year ended December 31, 2000 from $265.3 million in the same period of 1999. International net sales were approximately $108.1 million for the year ended December 31, 2000 or 23.1% of net sales and $65.1 million for the year ended December 31, 1999 or 24.5% of net sales. The increase in net sales was due to increased worldwide sales volume of the Company's existing products which resulted primarily from increased sales to the Company's semiconductor capital equipment manufacturer and semiconductor device manufacturer customers, and an increase of approximately $11.3 million from the companies acquired in 2000.

         GROSS PROFIT Gross profit as a percentage of sales increased to 44.0% for the year ended December 31, 2000 from 38.6% for the same period of 1999. The increase was primarily due to fuller utilization of existing manufacturing capacity as a result of increased sales, other manufacturing efficiencies, and a lower fixed cost structure from restructurings in 1999. Gross margins in fiscal 1999 were adversely impacted by a $1.1 million inventory writedown.

         RESEARCH AND DEVELOPMENT Research and development expense increased 62.5% to $37.3 million or 8.0% of net sales for the year ended December 31, 2000 from $23.0 million or 8.7% of net sales for the same period of 1999. The increase was due to increased compensation of $4.2 million, increased spending for development materials related to projects in process of $3.7 million, development of new products and increased spending on other costs related to development work.

         SELLING, GENERAL AND ADMINISTRATIVE Selling, general and administrative expenses increased 38.3% to $71.2 million or 15.2% of net sales for the year ended December 31, 2000 from $51.5 million or 19.4% of net sales for the same period of 1999. The increase was due primarily to increased compensation expense of $9.1 million, earnout payments of $1.2 million related to the acquisition of Spectra International, LLC, increased professional fees and other selling, general and administrative expenses.

         AMORTIZATION OF GOODWILL AND ACQUIRED INTANGIBLE ASSETS Amortization of goodwill and acquired intangible assets increased $4.2 million to $5.0 million for the year ended December 31, 2000 from $0.8 million for the same period of 1999. The increase is due to the amortization of goodwill and other intangibles resulting from the acquisitions completed by the Company during 2000.

         PURCHASE OF IN-PROCESS TECHNOLOGY In July 2000, the Company acquired Spectra International, LLC in a transaction accounted for as a purchase. The purchase price was allocated to the assets acquired, including intangible assets, based on their estimated fair values. The intangible assets include approximately $0.3 million for acquired in-process technology for projects that did not have future alternative uses. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the in-process technology projects. At the date of the acquisition, the development of these projects had not yet reached technological feasibility, and the technology in progress had no alternative future uses. Accordingly, these costs were expensed in the three months ended September 30, 2000.

         INTEREST INCOME (EXPENSE), NET During the years ended December 31, 2000 and 1999, the Company generated net interest income of $4.8 million and $1.4 million, respectively, primarily from the invested net proceeds of its common stock offerings, offset by interest expense on outstanding debt.

         PROVISION FOR INCOME TAXES Prior to the closing of its initial public offering in April 1999, MKS was treated as an S corporation for tax purposes. As an S corporation, MKS was not subject to federal and certain state income taxes. Upon the closing of its initial public offering on April 5, 1999, MKS' status as an S Corporation was terminated and it became subject to taxes as a C corporation. The Company's pro forma provision for income taxes in 1999 reflects the estimated tax expense the Company would have incurred had it been subject to federal and state income taxes as a C corporation. The pro forma provision differs from the federal statutory rate due primarily to the effects of state and foreign taxes and certain tax credits. The 2000 provision for income taxes of 37.3% is approximately the same as the pro forma provision in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         MKS has financed its operations and capital requirements through a combination of cash provided by operations, long-term real estate financing, capital lease financing and short-term lines of credit.

         On April 5, 1999, the Company completed the initial public offering of its Common Stock. In connection with this offering and the exercise of an over-allotment option by the underwriters, the Company sold 6,375,000 shares of Common Stock at a price of $14.00 per share. The net proceeds to the Company were approximately $82.0 million and were received in the second quarter of 1999. Underwriting discounts and commissions were approximately $6.2 million, and other offering costs were approximately $1.0 million. On April 5, 1999 MKS distributed $40.0 million, which was the estimated amount of its undistributed S Corporation earnings as of the day prior to the closing of the offering.

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

         Operations provided cash of $20.1 million for 2001 and $40.0 million for 2000. The cash flow from operations in 2001 was impacted by the net loss of $31.0 million, decreases in accounts payable and accrued expenses of $14.3 million and of $12.2 million, respectively, and offset by depreciation of $26.7 million and decreases in accounts receivable and inventory of $58.9 million and $16.2 million, respectively. The cash flow from operations in 2000 was impacted by the net income of $60.3 million, depreciation of $14.9 million, increases in accounts payable and accrued expenses of $7.5 million and $10.3 million, respectively, and offset by increases in accounts receivable and inventory of $37.6 million and $24.9 million, respectively. Investing activities utilized cash of $18.1 million for 2001 and $64.8 million for 2000. Cash utilized in investing activities decreased by $46.7 million in 2001 compared with 2000 primarily from fewer purchases of property, plant and equipment and fewer acquisitions made in 2001. Financing activities utilized cash of $1.1 million in 2001 and provided cash of $81.0 million in 2000. Net cash provided from financing activities in 2000 was primarily from the sale of 1,917,250 shares of common stock for $73.2 million.

Working capital was $216.9 million as of December 31, 2001, a decrease of $20.5 million from December 31, 2000. MKS has a combined $40.0 million line of credit with two banks, expiring July 31, 2002. The line of credit is collateralized by the Company's domestic accounts receivable and domestic inventory for borrowings exceeding $5,000,000. There were no borrowings under this line of credit as of December 31, 2001. The terms of the line of credit and certain term loan agreements, as amended, contain, among other provisions, requirements for maintaining certain levels of tangible net worth and other financial ratios. The agreements also contain restrictions with respect to acquisitions. Under the most restrictive covenant, the Company's consolidated cash, short term investments, accounts receivable and long term fixed income investments to consolidated current liabilities shall not be less than 2.25 to 1.0 at anytime. In the event of default of these covenants or restrictions, any obligation then outstanding under the loan agreement shall become payable upon demand by the bank. The Company was in compliance with all debt covenants as of December 31, 2001.

         Future payments due under debt and lease obligations as of December 31, 2001 (in thousands) are as follows:

                                     Payment Due by Period
                    -----------------------------------------------------------
                              Less than
                     Total     1 Year     1-3 Years   4-5 Years   After 5 Years
                    -----------------------------------------------------------
Debt                $25,228   $14,312      $6,721      $3,550          $645
Capital Leases          919       523         396          --            --
Operating Leases     11,558     3,803       4,812       1,965           978
                    -----------------------------------------------------------
                    $37,705   $18,638     $11,929      $5,515        $1,623
                    -----------------------------------------------------------

         MKS believes that its working capital, together with the cash anticipated to be generated from operations and funds available from existing credit facilities, will be sufficient to satisfy its estimated working capital and planned capital expenditure requirements through at least the next 12 months.

         Prior to its initial public offering, the Company entered into a Tax Indemnification and S Corporation Distribution Agreement with its then existing stockholders (the "Pre-IPO stockholders"). The agreement includes provisions for the payment, with interest, by the Pre-IPO stockholders or MKS, as the case may be, for the difference between the $40.0 million distributed as an estimate of the amount of the accumulated adjustments account as of April 4, 1999, which is the date the Company's S Corporation status was terminated, and the actual amount of the accumulated adjustments account on that day. The actual amount of the accumulated adjustments account was $41.4 million. Accordingly, the Company made an additional distribution of $1.4 million, plus interest of $0.2 million, to the Pre-IPO stockholders during the three months ended September 30, 2000. The amount of the additional distribution payable had been estimated to be $3.3 million. This estimated amount was charged directly to retained earnings during 1999 and had no impact on net income or earnings per share. The difference of $1.9 million between the actual additional distribution and the estimated additional distribution was credited directly to retained earnings during the three months ended September 30, 2000 and had no impact on net income or earnings per share. The amount of the accumulated adjustments account can be affected by future income tax audits of MKS.

If any audit increases or decreases the accumulated adjustments account, MKS or the Pre-IPO stockholders, as the case may be, will also be required to make a payment, with interest, of such difference to the other party. No shareholders, other than the Pre-IPO stockholders, are parties to the Tax Indemnification and S Corporation Distribution Agreement.

DERIVATIVES

         The Company conducts its operations globally. Consequently the results of our operations are exposed to movements in foreign currency exchange rates. The Company hedges a portion of its forecasted foreign currency denominated intercompany sales of inventory, over a maximum period of fifteen months, using forward exchange contracts and currency options primarily related to Japanese and European currencies. These derivatives are designated as cash-flow hedges, and changes in their fair value are carried in accumulated other comprehensive income until the hedged transaction affects earnings. When the hedged transaction affects earnings, the appropriate gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income to cost of sales. As of December 31, 2001 the amount that will be reclassified from accumulated other comprehensive income to earnings over the next twelve months is an unrealized gain of $787,000, net of taxes. The ineffective portion of the derivatives is primarily related to option premiums, is recorded in cost of sales, and was immaterial in 2001.

         Realized and unrealized gains and losses on forward exchange contracts and local currency purchased option contracts that do not qualify for hedge accounting are recognized immediately in earnings. The cash flows resulting from forward exchange contracts and local currency purchased options that qualify for hedge accounting are classified in the statement of cash flows as part of cash flows from operating activities. Cash flows resulting from forward exchange contracts and local currency purchased options that do not qualify for hedge accounting are classified in the statement of cash flows as investing activities. The Company does not hold or issue derivative financial instruments for trading purposes.

         There were no forward exchange contracts outstanding at December 31, 2001. Forward exchange contracts with notional amounts totaling $1,500,000 and $4,000,000 to exchange foreign currencies for U.S. dollars were outstanding at December 31, 2000 and 1999, respectively. Of such forward exchange contracts $1,500,000 and $4,000,000 to exchange Japanese yen for U.S. dollars were outstanding at December 31, 2000 and 1999, respectively. Local currency purchased options with notional amounts totaling $11,349,000, $25,390,000 and $11,800,000 to exchange foreign currencies for U.S. dollars were outstanding at December 31, 2001, 2000 and 1999, respectively.

         There were no foreign exchange gains or losses on forward exchange contracts which did not qualify for hedge accounting in 2001. Foreign exchange gains of $37,000 and $415,000 on forward exchange contracts which did not qualify for hedge accounting were recognized in earnings during 2000 and 1999, respectively, and are classified in other income, net. Gains and losses on forward exchange contracts and local currency purchased options that qualify for hedge accounting are classified in cost of goods sold and totaled a gain of $175,000 and $6,000 and a loss of $104,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

         The fair values of forward exchange contracts at December 31, 2000, determined by applying period end currency exchange rates to the notional contract amounts, amounted to an unrealized gain of $164,000. The fair values of local currency purchased options at December 31, 2001 and 2000, which were obtained through dealer quotes were immaterial.

         The Company hedges certain intercompany payables with currency options. Since these derivatives hedge existing amounts that are denominated in foreign currencies, the options do not qualify for hedge accounting. The foreign exchange gain on these currency options was not material in 2001, 2000 and 1999.

INTEREST RATE RISK MANAGEMENT

         The Company utilizes an interest rate swap to fix the interest rate on certain variable rate term loans in order to minimize the effect of changes in interest rates on earnings. In 1998, the Company entered into a four-year interest rate swap agreement, with a major bank, on a declining notional amount basis which matches with the scheduled variable term loan principal payments. At December 31, 2001, the remaining notional amount of the interest rate swap, and the remaining principal amount of the bank term loan was $917,000. Under the agreement, the Company pays a fixed rate of 5.85% on the notional amount and receives LIBOR. The interest differential payable or accruable on the swap agreement is recognized on an accrual basis as an adjustment to interest expense. The criteria used to apply hedge accounting for this interest rate swap is based upon management designating the swap as a hedge against the variable rate debt combined with the terms of the swap matching the underlying debt including the notional amount, the timing of the interest reset dates, the indices used and the paydates. At December 31, 2001, the fair value of this interest rate swap, which represents the amount the Company would receive or pay to terminate the agreement, was not material, based on dealer quotes. The variable rate received on the swap at December 31, 2001 was 2.14%.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling of interests method.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Upon adoption of SFAS 142 the Company will cease to amortize approximately $40,271,000 of goodwill. The impairment review will involve a two-step process as follows:

        Step 1 -- The Company will compare the fair value of our reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit's fair value, the Company will move on to step 2. If a unit's fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

        Step 2 -- The Company will perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit's goodwill. The Company will then compare the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

         The Company is currently assessing the impact of SFAS 142 on our financial position, cash flows and results of operations and expects to complete this review by the second quarter of 2002.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" ("SFAS 143"). The objective of SFAS 143 is to provide accounting guidance for legal obligations associated with the retirement of long-lived assets. The retirement obligations included within the scope of this pronouncement are those that an entity cannot avoid as a result of either the acquisition, construction or normal operation of a long-lived asset. Components of larger systems also fall under this pronouncement, as well as tangible long-lived assets with indeterminable lives. The provisions of SFAS 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the expected impact of the adoption of SFAS 143 on the Company's financial condition, cash flows and results of operations. The Company will adopt the standard in the first quarter of fiscal 2003.

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. The Company does not expect that the implementation of SFAS 144 will have a significant impact on its financial statements.

RECENT DEVELOPMENTS

         On January 31, 2002, the Company completed its acquisition of the ENI Business of Emerson Electric Co. ("Emerson"), pursuant to an Agreement and Plan of Merger with respect to the acquisition of the ENI Business dated October 30, 2001 between the Company and Emerson. The Company issued an aggregate of 12.0 million shares of its common stock to Emerson, in exchange for the businesses and assets of ENI. The acquisition will be accounted for under the purchase method of accounting.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK AND SENSITIVITY ANALYSIS

FOREIGN EXCHANGE RATE RISK

         MKS enters into local currency purchased options and forward exchange contracts to reduce currency exposure arising from intercompany sales of inventory. The potential fair value loss for a hypothetical 10% adverse change in currency exchange rates on MKS' local currency purchased options at December 31, 2001 would be approximately $628,000. The value of the local currency purchased options at December 31, 2000 was immaterial. The potential loss in 2001 was estimated by calculating the fair value of the local currency purchased options at December 31, 2001 and comparing that with those calculated using the hypothetical currency exchange rates.

         There were no forward exchange contracts outstanding at December 31, 2001. The potential fair value loss for a hypothetical 10% adverse change in the forward currency exchange rate on MKS' forward exchange contracts at December 31, 2000 would be $146,000. The potential loss in 2000 was estimated by calculating the fair value of the forward exchange contracts at December 31, 2000 and comparing that with those calculated using the hypothetical forward currency exchange rates.

         At December 31, 2001, MKS had $9,238,000 related to short-term borrowings denominated in Japanese yen. The carrying value of these short-term borrowings approximates fair value due to their short period to maturity. Assuming a hypothetical 10% adverse change in the Japanese yen to U.S. dollar year end exchange rate, the fair value of these short-term borrowings would increase by $1,026,000. The potential increase in fair value was estimated by calculating the fair value of the short-term borrowings at December 31, 2001 and comparing that with the fair value using the hypothetical year end exchange rate.

         At December 31, 2000, MKS had $15,719,000 related to short-term borrowings denominated in Japanese yen. The carrying value of these short-term borrowings approximated fair value due to their short period to maturity. Assuming a hypothetical 10% adverse change in the Japanese yen to U.S. dollar year end exchange rate, the fair value of these short-term borrowings would have increased by $1,746,000. The potential increase in fair value was estimated by calculating the fair value of the short-term borrowings at December 31, 2000 and comparing that with the fair value using the hypothetical year end exchange rate.

INTEREST RATE RISK

         MKS is exposed to fluctuations in interest rates in connection with its variable rate term loans. In order to minimize the effect of changes in interest rates on earnings, MKS entered into an interest rate swap that fixed the interest rate on its variable rate term loans. Under the swap agreement, MKS pays a fixed rate of 5.85% on the notional amount and receives LIBOR. At December 31, 2001 and 2000, the notional amount of the interest rate swap was equal to the principal amount of the variable rate term loans. The potential increase in the fair value of term loans resulting from a hypothetical 10% decrease in interest rates, after adjusting for the interest rate swap, was not material.

         Due to its short-term duration, the fair value of the Company's cash and investment portfolio at December 31, 2001 and 2000 approximated its carrying value. Interest rate risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for securities contained in the investment portfolio. The resulting hypothetical fair value was not materially different from the year-end carrying values.

ITEM 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of MKS Instruments, Inc.:

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of MKS Instruments, Inc. and its subsidiaries at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, based on our audits and the report of other auditors, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The consolidated financial statements give retroactive effect to the merger of Applied Science and Technology, Inc. on January 26, 2001 in a transaction accounted for as a pooling of interests, as described in Note 2 to the consolidated financial statements. We did not audit the financial statements and financial statement schedule of Applied Science and Technology, Inc., which statements reflect total assets of 41 percent of the related consolidated totals as of December 31, 2000 and total revenues of 30 percent and 29 percent of the related consolidated totals for the year ended December 31, 2000 and 1999, respectively. Those statements and schedule were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Applied Science and Technology, Inc., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
January 31, 2002

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Applied Science and Technology, Inc.:

We have audited the consolidated balance sheet of Applied Science and Technology, Inc. and subsidiaries as of July 1, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended July 1, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Science and Technology, Inc. and subsidiaries as of July 1, 2000, and the results of their operations and their cash flows for each of the years in the two-year period ended July 1, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Boston, Massachusetts
July 31, 2000

CONSOLIDATED BALANCE SHEETS


                                                                 December 31
                                                          ---------------------
(in thousands, except share data)                           2001        2000
                                                          ---------------------
ASSETS
Current assets:
    Cash and cash equivalents                             $120,869     $123,082
    Short-term investments                                  16,625       17,904
    Trade accounts receivable, net of allowance
        for doubtful accounts of $3,282 and $1,954 at
        December 31, 2001 and 2000, respectively            35,778       95,076
    Inventories                                             56,954       69,165
    Deferred tax asset                                      16,426        9,976
    Other current assets                                    16,353        4,433
                                                          ---------------------
      Total current assets                                 263,005      319,636
Property, plant and equipment, net                          69,634       64,133
Long-term investments                                       11,029       17,100
Goodwill and acquired intangible assets                     52,285       45,325
Other assets                                                15,236        8,209
                                                          ---------------------
      Total assets                                        $411,189     $454,403
                                                          ---------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings                                 $  9,238     $ 15,741
    Current portion of long-term debt                        5,074        2,783
    Current portion of capital lease obligations               503          610
    Accounts payable                                         9,668       23,653
    Accrued compensation                                     6,116       17,003
    Other accrued expenses                                  15,551       14,588
    Income taxes payable                                        --        7,937
                                                          ---------------------
      Total current liabilities                             46,150       82,315
Long-term debt                                              10,916       11,439
Long-term portion of capital lease obligations                 341          947
Deferred tax liability                                          --        1,663
Other liabilities                                              911          517
Commitments and contingencies (Note 7)
Stockholders' equity:
    Preferred Stock, $0.01 par value, 2,000,000 shares
       authorized; none issued and outstanding                  --           --
    Common Stock, no par value, 75,000,000 shares
       authorized; 37,998,699 and 36,645,665
       shares issued and outstanding at December 31,
       2001 and 2000                                           113          113
    Additional paid-in capital                             285,252      263,723
    Retained earnings                                       68,160       93,235
    Accumulated other comprehensive income (loss)             (654)         451
                                                          ---------------------
Total stockholders' equity                                 352,871      357,522
                                                          ---------------------
Total liabilities and stockholders' equity                $411,189     $454,403
                                                          ---------------------

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME


                                                                                        Year Ended December 31
                                                                                ---------------------------------------
(in thousands, except per share data)                                            2001            2000            1999
-----------------------------------------------------------------------------------------------------------------------
Net sales                                                                       $286,808       $466,852        $265,292
Cost of sales                                                                    201,225        261,456         162,783
                                                                                ---------------------------------------
Gross profit                                                                      85,583        205,396         102,509
Research and development                                                          37,964         37,323          22,975
Selling, general and administrative                                               70,185         71,205          51,474
Amortization of goodwill and acquired intangible assets                           11,026          5,023             763
Goodwill impairment charge                                                         3,720             --              --
Restructuring charge                                                                  --             --           2,260
Merger expenses                                                                    7,708             --              --
Purchase of in-process technology                                                  2,340            310              --
                                                                                ---------------------------------------
Income (loss) from operations                                                    (47,360)        91,535          25,037
Interest expense                                                                   1,513          1,390           1,378
Interest income                                                                    5,196          6,208           2,803
Other income (expense), net                                                       (2,379)          (243)            905
                                                                                ---------------------------------------
Income (loss) before income taxes                                                (46,056)        96,110          27,367
Provision (benefit) for income taxes (Note 9)                                    (15,013)        35,850           4,581
                                                                                ---------------------------------------
Net income (loss)                                                               $(31,043)      $ 60,260        $ 22,786
                                                                                ---------------------------------------
Historical net income (loss) per share:
    Basic                                                                       $  (0.83)      $   1.74        $   0.76
                                                                                ---------------------------------------
    Diluted                                                                     $  (0.83)      $   1.67        $   0.72
                                                                                ---------------------------------------
Historical weighted average common shares outstanding:
    Basic                                                                         37,493         34,596          29,991
                                                                                ---------------------------------------
    Diluted                                                                       37,493         36,170          31,439
                                                                                ---------------------------------------
Pro forma data (unaudited):
    Historical income before income taxes                                                                      $ 27,367
    Pro forma provision for income taxes assuming C corporation tax                                              10,206
                                                                                                               --------
    Pro forma net income                                                                                       $ 17,161
                                                                                                               --------
Pro forma net income per share:
    Basic                                                                                                      $   0.57
                                                                                                               --------
    Diluted                                                                                                    $   0.55
                                                                                                               --------
Pro forma weighted average common shares outstanding:
    Basic                                                                                                        29,991
                                                                                                               --------
    Diluted                                                                                                      31,271
                                                                                                               --------

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2001, 2000 and  1999



(in thousands, except share data)

                                                                                                            Accum-
                                                                                                            mulated
                                  Common Stock                                                              Other
                         ----------------------------------                                                 Compre- Compre- Total
                              Class A         Class B         Common Stock   Additonal            Share-    hensive hensive Stock-
                         ---------------------------------------------------- Paid-In  Retained   holder    Income  Income  holders'
                          Shares   Amount   Shares   Amount  Shares   Amount  Capital  Earnings Receivable  (loss)  (loss)  Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at
 December 31, 1998        7,766,910 $ 40   10,286,257 $ 73    6,600,296    -- $ 44,085 $52,232   $(148)    $1,792         $ 98,074
Distributions to
 stockholders                                                                          (40,000)                            (40,000)
Distributions payable
 to stockholders                                                                        (3,350)                             (3,350)
Conversion to
 Common Stock            (7,766,910) (40) (10,286,257) (73)  18,053,167   113
Issuance of common
 stock from Initial
 Public Offering                                              6,375,000         82,062                                      82,062
Common stock issued
 in ASTeX stock
 offering, net of
 issuance costs                                               1,763,870         23,805                                      23,805
Issuance of common
 stock from exercise
 of stock options and
 warrants and Employee
 Stock Purchase Plan                                            374,961          2,219                                       2,219
Tax benefit from exercise
 of stock options                                                                1,556                                       1,556
Retirement of common stock                                      (16,825)          (195)                                       (195)
Stock option compensation                                                          261                                         261
Stock issued in pooling of
 interest acquisition                                           238,202            837    (626)                                211
Shareholder receivable                                                                            (856)                       (856)
Comprehensive income:
  Net income                                                                            22,786                      22,786  22,786
  Other comprehensive
   income, net of taxes:
  Non-recurring deferred
  tax charge to
  comprehensive income
   (Note 9)                                                                                                  (497)    (497)   (497)
  Impact of adopting
   SFAS No. 133                                                                                               (16)     (16)    (16)
  Changes in value of
    financialinstruments
    designated as cash
    flow hedges and
    unrealized gain (loss)
    on investment                                                                                            (212)    (212)   (212)
  Foreign currency
   translation adjustment                                                                                    (163)    (163)   (163)
                                                                                                                   -------
  Comprehensive income                                                                                             $21,898
                                 --------------------------------------------------------------------------------------------------
Balance at December
 31, 1999                        --   --           --        33,388,671   113  154,630  31,042  (1,004)       904          185,685
Adjustment to Distributions
  payable to stockholders                                                                1,933                               1,933
Issuance of common stock                                      1,917,250         73,207                                      73,207
Issuance of common stock
 from exercise of stock
 options and Employee Stock
 Purchase Plan                                                  787,929          6,477                                       6,477
Tax benefit from exercise
 of stock options                                                                5,273                                       5,273
Stock and stock options
 issued in acquisition
 of Businesses                                                  551,815         24,136                                      24,136
Shareholder receivable                                                                           1,004                       1,004
Comprehensive income:
  Net income                                                                            60,260                      60,260  60,260
  Other comprehensive
   income, net of taxes:
  Changes in value of
   financial instruments
   designated as cash
   flow hedges and
   unrealized gain (loss)
   on investment                                                                                              603      603     603
  Foreign currency
   translation adjustment                                                                                  (1,056)  (1,056) (1,056)
                                                                                                                  --------
  Comprehensive income                                                                                            $ 59,807
                                 --------------------------------------------------------------------------------------------------
Balance at December
  31, 2000                       --   --           --   --   36,645,665   113  263,723  93,235      --        451          357,522

Issuance of common
  stock from exercise
  of stock options and
  Employee Stock
  Purchase Plan                                                 693,089          6,391                                       6,391
Tax benefit from exercise
  of stock options                                                               2,342                                       2,342
Issuance of common stock
  for acquisition of
  business                                                      659,945         12,110                                      12,110
Stock option compensation
  and other                                                                        686                                         686
Comprehensive loss:
  Net loss                                                                             (31,043)                    (31,043)(31,043)
  Other comprehensive
   income, net of taxes:
  Changes in value of
   financial instruments
   designated as cash
   flow hedges and
   unrealized gain
   (loss) on investment                                                                                       104      104     104

  Foreign currency
   translation adjustment                                                                                  (1,209)  (1,209) (1,209)
                                                                                                                  --------
  Comprehensive loss                                                                                              $(32,148)
Adjustment to conform
  ASTeX's year end                                                                       5,968                               5,968
                                ---------------------------------------------------------------------------------------------------
Balance at December
 31, 2001                        --  $--           --  $--   37,998,699  $113 $285,252 $68,160     $--      $(654)        $352,871
                                ---------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Year Ended December 31
                                                                                       ---------------------------------------------
(in thousands)                                                                                2001            2000         1999
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income (loss)                                                                    $ (31,043)          $ 60,260     $ 22,786
      Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization                                                       26,705             14,875        9,490
        Deferred taxes                                                                     (11,452)            (2,828)      (1,260)
        Other                                                                                4,836                844       (2,592)
        Changes in operating assets and liabilities, net of effects of businesses acquired:
         Trade accounts receivable                                                          58,911            (37,593)     (20,250)
         Inventories                                                                        16,218            (24,932)      (1,272)
         Other current assets                                                               (9,637)               450       (1,569)
         Accrued expenses                                                                  (12,170)            10,323        7,783
         Accounts payable                                                                  (14,293)             7,503        5,970
         Income taxes payable                                                               (7,967)            11,106        1,307
                                                                                       ---------------------------------------------
Net cash provided by operating activities                                                   20,108             40,008       20,393
                                                                                       ---------------------------------------------
Cash flows from investing activities:
    Purchases of short-term and long-term investments                                      (22,545)           (46,598)     (45,999)
    Maturities and sales of short-term and long-term investments                            21,066             39,044       18,654
    Purchases of property, plant and equipment                                             (14,638)           (32,168)      (7,344)
    Proceeds from sale of assets and investment                                              4,726                 --           --
    Business combinations, net of cash acquired                                             (7,121)           (23,921)         (23)
    Increase in other assets                                                                   383             (1,171)      (1,598)
                                                                                       ---------------------------------------------
Net cash used in investing activities                                                      (18,129)           (64,814)     (36,310)
                                                                                       ---------------------------------------------
Cash flows from financing activities:
    Proceeds from short-term borrowings                                                     32,117             42,272       11,250
    Payments on short-term borrowings                                                      (36,944)           (37,226)      (9,825)
    Proceeds from long-term borrowings                                                         833              9,639           --
    Payments on long-term debt                                                              (2,810)           (10,800)      (3,110)
    Proceeds from issuance of common stock, net of issuance costs                               --             73,207      105,542
    Proceeds from exercise of stock options and Employee Stock Purchase Plan                 6,391              6,477        2,219
    Cash distributions to stockholders                                                          --             (1,417)     (40,000)
    Principal payments under capital lease obligations                                        (706)            (1,064)      (1,050)
                                                                                       ---------------------------------------------
Net cash provided by (used in) financing activities                                         (1,119)            81,088       65,026
                                                                                       ---------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                    69               (689)        (495)
                                                                                       ---------------------------------------------
Increase in cash and cash equivalents                                                          929             55,593       48,614
Cash and cash equivalents at beginning of period                                           123,082             67,489       18,875
Effect of excluded results of ASTeX (Note 2)                                                (3,142)                --           --
                                                                                       ---------------------------------------------
Cash and cash equivalents at end of period                                               $ 120,869          $ 123,082     $ 67,489
                                                                                       ---------------------------------------------


Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Interest                                                                           $   1,074          $   1,416     $  1,409
      Income taxes                                                                       $  16,032          $  24,995     $ 10,294
Supplemental schedule of noncash investing and financing activities:
      Capital lease obligations incurred for the purchase of new equipment               $      --          $      --     $    762
      Note receivable from sale of assets                                                $   3,928          $      --     $     --
                                                                                       ---------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except per share data)

1)  DESCRIPTION OF BUSINESS
MKS Instruments, Inc. was founded in 1961. MKS Instruments, Inc. develops, manufactures and supplies instruments, components and integrated subsystems used to measure, control and analyze gases in semiconductor manufacturing and similar industrial manufacturing processes.

2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
All significant intercompany accounts and transactions have been eliminated in consolidation. On January 26, 2001, MKS Instruments, Inc. completed its acquisition of Applied Science and Technology, Inc. ("ASTeX") in a transaction accounted for under the pooling of interests method of accounting and, accordingly, the consolidated financial statements reflect the combined financial position, results of operations and cash flows of MKS Instruments, Inc., ASTeX and their subsidiaries (together, the "Company" or "MKS"), for all periods presented. These consolidated financial statements combine the historical consolidated financial statements of the Company for all periods presented and the ASTeX share information has been converted to the MKS share equivalent.

Since the fiscal years of MKS and ASTeX differed, the historical periods combined giving effect to the merger are as follows:

                           MKS                                            ASTEX
                           ---                                            ------
         Fiscal year ended December 31, 1999                  Fiscal year ended June 26, 1999
         Fiscal year ended December 31, 2000                  Fiscal year ended July 1, 2000

As a result of conforming dissimilar fiscal year-ends, the ASTeX results of operations for the six month period ended December 31, 2000 are excluded from these consolidated financial statements. The following is information related to the ASTeX financial results for the six-month period ended December 31, 2000:

         Net sales                                            $89,193
         Net income                                             5,968
         Decrease in cash and cash equivalents                 (3,142)

The excluded net income and excluded decrease in cash and cash equivalents of $5,968,000 and $3,142,000 have been recorded as adjustments to retained earnings and statement of cash flows for the year ended December 31, 2001, respectively.


The following table shows the separate historical results of MKS and ASTeX for the periods prior to the consummation of the merger of the two entities.


                                                    Fiscal Year Ended
                                           -------------------------------------
                                                  2000               1999
--------------------------------------------------------------------------------
Net sales:
     MKS                                        $326,955           $187,083
     ASTeX                                       139,897             78,209
                                           -------------------------------------
                                                $466,852           $265,292
                                           -------------------------------------
Net income (loss):
     MKS                                        $ 46,234           $ 24,037
     ASTeX                                        14,026             (1,251)
                                           -------------------------------------
                                                $ 60,260           $ 22,786
                                           -------------------------------------

All fees and expenses related to the merger and the integration of the combined companies are expenses as required under the pooling of interests accounting method. For the year ended December 31, 2001, the Company expensed approximately $7.7 million of merger related expenses, consisting of $6.9 million of investment banking, legal, accounting, printing and other professional fees, and $0.8 million of regulatory and other costs.

HISTORICAL AND PRO FORMA (UNAUDITED) NET INCOME PER SHARE
The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings per Share." SFAS 128 requires both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common equivalent shares outstanding. The dilutive effect of options is determined under the treasury stock method using the average market price for the period. Common equivalent shares are included in the per share calculations when the effect of their inclusion would be dilutive.

Historical net income per share in 1999 is not meaningful because of the Company's conversion from an S corporation to a C corporation upon the closing of its initial public offering in 1999. Historical net income has been adjusted for the pro forma provision for income taxes calculated assuming the Company was subject to income taxation as a C corporation, at a pro forma tax rate of 37.3% in 1999.

The following is a reconciliation of basic to diluted pro forma and historical net income per share:


                                                                                            For the Year Ended December 31,
                                                                                  --------------------------------------------------
                                                                                      2001        2000               1999
                                                                                   ------------------------ ------------------------
                                                                                    Historical  Historical    Pro forma   Historical
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                   $(31,043)      $60,260     $ 17,161     $ 22,786
Shares used in net income (loss) per common shares - basic                             37,493       34,596       29,991       29,991
Effect of dilutive securities:
    Employee and director stock options                                                   ---        1,574        1,280        1,448
                                                                                   -------------------------------------------------
Shares used in net income (loss) per common share - diluted                            37,493       36,170       31,271       31,439
                                                                                   -------------------------------------------------
Net income (loss) per common share - basic                                           $ (0.83)       $ 1.74       $ 0.57       $ 0.76
                                                                                   -------------------------------------------------
Net income (loss) per common share - diluted                                         $ (0.83)       $ 1.67       $ 0.55       $ 0.72
                                                                                   -------------------------------------------------

For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price greater than the average market price of the common shares during the period. Options to purchase 474,000 and 374,000 shares of common stock were outstanding during 2000 and 1999, respectively, but were not included in the calculation of diluted net income per common share because the option price was greater than the average market price of the common shares during the period. All options outstanding during the year ended December 31, 2001 are excluded from the calculation of diluted net loss per common share because their inclusion would be anti-dilutive. There were options to purchase 5,958,735 of the Company's common stock outstanding at December 31, 2001.

FOREIGN EXCHANGE
The functional currency of the Company's foreign subsidiaries is the applicable local currency. For those subsidiaries, assets and liabilities are translated to U.S. dollars at year-end exchange rates. Income and expense accounts are translated at the average exchange rates prevailing for the year. The resulting translation adjustments are included in accumulated other comprehensive income in consolidated stockholders' equity. Foreign exchange transaction gains and losses were not material in 2001, 2000 and 1999.

REVENUE RECOGNITION
Revenue from product sales is generally recognized upon shipment provided that persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured and title and risk of loss have passed to the customer. The Company has no obligations to customers after the date products are shipped other than pursuant to warranty obligations. The Company provides for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. Shipping and handling fees, if any, billed to customers are recognized as revenue. The related shipping and handling costs are recognized in cost of sales. The Company monitors and tracks the amount of product returns and reduces revenue at the time of shipment for the estimated amount of such future returns, based on historical experience. The Company makes estimates evaluating its allowance for doubtful accounts. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any specific customer collection issues that it has identified.

CASH AND CASH EQUIVALENTS AND INVESTMENTS
All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents.

Cash equivalents consist of the following:

                                                                                                              December 31,
                                                                                                     -------------------------------
                                                                                                           2001              2000
------------------------------------------------------------------------------------------------------------------------------------
Cash and Money Market Instruments                                                                        $ 101,045         $36,687
Commercial Paper                                                                                             8,094          74,895
Federal Government and Government Agency Obligations                                                        11,730           1,000
State and Municipal Government Obligations                                                                      --           2,000
Corporate Obligations                                                                                           --           8,500
                                                                                                     -------------------------------
                                                                                                         $ 120,869        $123,082
                                                                                                     -------------------------------

Short-term available-for-sale investments maturing within one year consist of the following:


                                                                                                              December 31,
                                                                                                     -------------------------------
                                                                                                            2001            2000
------------------------------------------------------------------------------------------------------------------------------------
Federal Government and Government Agency Obligations                                                       $ 5,442         $10,101
State and Municipal Government Obligations                                                                   3,100              --
Corporate Obligations                                                                                           --           1,000
Commercial Paper                                                                                             8,083           6,803
                                                                                                     -------------------------------
                                                                                                          $ 16,625         $17,904
                                                                                                     -------------------------------

Long-term available-for-sale investments with maturities of 1 to 5 years consist of the following:


                                                                                                              December 31,
                                                                                                     -------------------------------
                                                                                                          2001             2000
------------------------------------------------------------------------------------------------------------------------------------
Federal Government and Government Agency Obligations                                                 $      1,008    $       4,000
State and Municipal Government Obligations                                                                  7,021           13,100
Corporate Obligations                                                                                       3,000              ---
                                                                                                     -------------------------------
                                                                                                      $    11,029    $      17,100
                                                                                                     -------------------------------

The appropriate classification of investments in securities is determined at the time of purchase. Debt securities that the Company does not have the intent and ability to hold to maturity are classified as "available-for-sale" and are carried at fair value. Unrealized gains and losses on securities classified as available-for-sale are included in accumulated other comprehensive income in consolidated stockholders' equity. The cost of securities sold is based on the specific identification method.

The Company holds investments in companies having operations or technology in areas within or adjacent to its strategic focus, which are in non-publicly traded companies whose value is difficult to determine. These investments are accounted for under the cost and equity method of accounting. Under the equity method of accounting, which generally applies to investments that represent a 20 to 50 percent ownership of the equity securities of the investee, the Company's proportionate share of the earnings or losses of the investee is included in other income and expense. The Company records an investment impairment charge when it believes an investment has experienced a decline in value.

INVENTORIES
The Company values its inventory at the lower of cost (first-in, first-out method) or market. The Company regularly reviews inventory quantities on hand and records a provision to write down excess and obsolete inventory to its estimated net realizable value, if less than cost, based primarily on its estimated forecast of product demand for the next 18 to 24 months.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost. Equipment acquired under capital leases is recorded at the present value of the minimum lease payments required during the lease period. Expenditures for major renewals and betterments that extend the useful lives of property, plant and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in earnings.

Depreciation is provided on the straight-line method over the estimated useful lives of twenty to thirty-one and one-half years for buildings and three to seven years for machinery and equipment. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the leased asset.

INTANGIBLE ASSETS
Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. These include acquired customer lists, workforce, technology, patents, trade name, covenants not to compete and goodwill. Intangible assets are amortized from three to ten years on a straight-line basis which represents the estimated periods of benefit.

IMPAIRMENT OF LONG-LIVED ASSETS
The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

RESEARCH AND DEVELOPMENT
Research and development costs are expensed as incurred. The Company's research and development efforts include numerous projects which generally have a duration of 18 to 30 months.

IN-PROCESS RESEARCH AND DEVELOPMENT
The Company values tangible and intangible assets acquired through its business acquisitions at fair value including in-process research and development ("IPR&D"). The Company determines IPR&D through established valuation techniques for various projects for the development of new products and technologies and expenses IPR&D when technical feasibility is not reached.

PATENTS
Patent costs are amortized over their estimated useful life of five years.

MERGER EXPENSES
The Company expenses fees and costs related to mergers accounted for under the pooling of interests method. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling of interests method.

NEW ACCOUNTING PRONOUNCEMENTS
In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling of interests method.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. Upon adoption of SFAS 142 the Company will cease to amortize approximately $40,271,000 of goodwill. The impairment review will involve a two-step process as follows:

        Step 1 -- The Company will compare the fair value of our reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit's fair value, the Company will move on to step 2. If a unit's fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

        Step 2 -- The Company will perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit's goodwill. The Company will then compare the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

The Company is currently assessing the impact of SFAS 142 on its financial position, cash flows and results of operations and expects to complete this review by the second quarter of 2002.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" ("SFAS 143"). The objective of SFAS 143 is to provide accounting guidance for legal obligations associated with the retirement of long-lived assets. The retirement obligations included within the scope of this pronouncement are those that an entity cannot avoid as a result of either the acquisition, construction or normal operation of a long-lived asset. Components of larger systems also fall under this pronouncement, as well as tangible long-lived assets with indeterminable lives. The provisions of SFAS 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the expected impact of the adoption of SFAS 143 on the Company's financial condition, cash flows and results of operations. The Company will adopt the standard in the first quarter of fiscal 2003.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. The Company does not expect that the implementation of SFAS 144 will have a significant impact on its financial statements.

USE OF ESTIMATES
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, in-process research and development, merger expenses, intangible assets and goodwill, inventories and investments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

3)  FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
FOREIGN EXCHANGE RISK MANAGEMENT
The Company adopted the provisions of SFAS No. 133 effective April 1, 1999. The impact of adopting SFAS No. 133 was the recording of an unrealized loss of $16,000, net of taxes, in other comprehensive income. The Company hedges a portion of its forecasted foreign currency denominated intercompany sales of inventory, over a maximum period of fifteen months, using forward exchange contracts and currency options primarily related to Japanese and European currencies. These derivatives are designated as cash-flow hedges, and changes in their fair value are carried in accumulated other comprehensive income until the hedged transaction affects earnings. When the hedged transaction affects earnings, the appropriate gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income to cost of sales. As of December 31, 2001 the amount that will be reclassified from accumulated other comprehensive income to earnings over the next twelve months is an unrealized gain of $787,000, net of taxes. The ineffective portion of the derivatives is primarily related to option premiums, is recorded in cost of sales, and was immaterial in 2001.

Realized and unrealized gains and losses on forward exchange contracts and local currency purchased option contracts that do not qualify for hedge accounting are recognized immediately in earnings. The cash flows resulting from forward exchange contracts and local currency purchased options that qualify for hedge accounting are classified in the statement of cash flows as part of cash flows from operating activities. Cash flows resulting from forward exchange contracts and local currency purchased options that do not qualify for hedge accounting are classified in the statement of cash flows as investing activities. The Company does not hold or issue derivative financial instruments for trading purposes.

There were no forward exchange contracts outstanding at December 31, 2001. Forward exchange contracts with notional amounts totaling $1,500,000 and $4,000,000 to exchange foreign currencies for U.S. dollars were outstanding at December 31, 2000 and 1999, respectively. Of such forward exchange contracts, $1,500,000 and $4,000,000 to exchange Japanese yen for U.S. dollars, were outstanding at December 31, 2000 and 1999, respectively. Local currency purchased options with notional amounts totaling $11,349,000, $25,390,000 and $11,800,000 to exchange foreign currencies for U.S. dollars were outstanding at December 31, 2001, 2000 and 1999, respectively.

There were no foreign exchange gains or losses on forward exchange contracts which did not qualify for hedge accounting in 2001. Foreign exchange gains of $37,000 and $415,000 on forward exchange contracts which did not qualify for hedge accounting were recognized in earnings during 2000 and 1999, respectively, and are classified in Other income, net. Gains and losses on forward exchange contracts and local currency purchased options that qualify for hedge accounting are classified in cost of goods sold and totaled a gain of $175,000 and $6,000 and a loss of $104,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

The fair values of forward exchange contracts at December 31, 2000, determined by applying period end currency exchange rates to the notional contract amounts, amounted to an unrealized gain of $164,000. The fair values of local currency purchased options at December 31, 2001 and 2000, which were obtained through dealer quotes were immaterial.

The Company hedges certain intercompany payables with currency options. Since these derivatives hedge existing amounts that are denominated in foreign currencies, the options do not qualify for hedge accounting under SFAS No. 133. The foreign exchange gain on these currency options was not material in 2001, 2000 and 1999.

INTEREST RATE RISK MANAGEMENT
The Company utilizes an interest rate swap to fix the interest rate on certain variable rate term loans in order to minimize the effect of changes in interest rates on earnings. In 1998, the Company entered into a four-year interest rate swap agreement on a declining notional amount basis which matches with the scheduled principal payments with a major bank. At December 31, 2001, the remaining notional amount of the interest rate swap, and the remaining principal amount of the bank term loan, was $917,000. Under the agreement, the Company pays a fixed rate of 5.85% on the notional amount and receives LIBOR. The interest differential payable or accruable on the swap agreement is recognized on an accrual basis as an adjustment to interest expense. The criteria used to apply hedge accounting for this interest rate swap is based upon management designating the swap as a hedge against the variable rate debt combined with the terms of the swap matching the underlying debt including the notional amount, the timing of the interest reset dates, the indices used and the paydates. At December 31, 2001, the fair value of this interest rate swap, which represents the amount the Company would receive or pay to terminate the agreement, was not material, based on dealer quotes. The variable rate received on the swap at December 31, 2001 was 2.14%.

The market risk exposure from the interest rate swap is assessed in light of the underlying interest rate exposures. Credit risk exposure from the swap is minimized as the agreement is with a major financial institution. The Company monitors the credit worthiness of this financial institution and full performance is anticipated.

CONCENTRATIONS OF CREDIT RISK
The Company's significant concentrations of credit risk consist principally of cash and cash equivalents, investments, forward exchange contracts, and trade accounts receivable. The Company maintains cash and cash equivalents with financial institutions including the bank it has borrowings with. The Company maintains investments primarily in U.S. Treasury and government agency securities and corporate debt securities, rated AA or higher. The Company places forward currency contracts with high credit-quality financial institutions in order to minimize credit risk exposure. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of diverse and geographically dispersed customers. Credit is extended for all customers based on financial condition and collateral is not required.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of the term loans, including the current portion, approximates its carrying value given its variable rate interest provisions. The fair value of marketable securities is based on quoted market prices. The fair value of mortgage notes is based on borrowing rates for similar instruments and approximates its carrying value. For all other balance sheet financial instruments, the carrying amount approximates fair value because of the short period to maturity of these instruments.

4)  INVENTORIES
Inventories consist of the following:

                                                                                                              December 31,
                                                                                                     -------------------------------
                                                                                                          2001             2000
------------------------------------------------------------------------------------------------------------------------------------
Raw material                                                                                             $21,019         $23,765
Work in process                                                                                           15,362          20,856
Finished goods                                                                                            20,573          24,544
                                                                                                     -------------------------------
                                                                                                         $56,954         $69,165
                                                                                                     -------------------------------

5)  GOODWILL IMPAIRMENT CHARGE
When the Company acquired the Shamrock product line, it was expected that sales of the existing system design and development of new system designs would generate future revenues. Since the acquisition, the Company has provided potential customers with purchase quotations for Shamrock systems, including a significant quotation to a potential customer in January 2001 for the sale of several systems. The customer did not purchase the systems, and the quotation expired in March 2001. The Company has been unsuccessful in selling any systems of the product line since the acquisition and, with the expiration of the significant quote in March 2001, the Company evaluated the recoverability of the long-lived assets, primarily goodwill. As a result, based on discounted cash flow analysis, the Company recorded an impairment charge for the carrying value of the related goodwill of approximately $3,720,000 in the quarter ended March 31, 2001.

6)  PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

                                                                                                                December 31,
                                                                                                     -------------------------------
                                                                                                            2001            2000
------------------------------------------------------------------------------------------------------------------------------------
Land                                                                                                      $ 10,499         $10,936
Buildings                                                                                                   46,107          35,892
Machinery and equipment                                                                                     53,216          46,402
Furniture and fixtures                                                                                      18,984          16,789
Leasehold improvements                                                                                       3,170           3,775
Construction in progress                                                                                     4,626           5,956
                                                                                                     -------------------------------
                                                                                                           136,602         119,750
Less:  accumulated depreciation and amortization                                                            66,968          55,617
                                                                                                     -------------------------------
                                                                                                           $69,634         $64,133
                                                                                                     -------------------------------


Depreciation and amortization of property, plant and equipment totaled $11,905,000, $9,785,000 and $8,727,000 for the years ended December 31, 2001,
2000 and 1999, respectively.

7)  DEBT
CREDIT AGREEMENTS AND SHORT-TERM BORROWINGS
Effective January 1, 2000, the Company entered into a loan agreement with two banks, which provides access to a revolving credit facility. The revolving credit facility provides for borrowings up to $40,000,000, and expires July 31, 2002. The credit facility is collateralized by the Company's domestic accounts receivable and domestic inventory for borrowings exceeding $5,000,000. Interest on borrowings is payable quarterly at either the banks' base rate, or the LIBOR Rate, as defined in the agreement. At December 31, 2001 there were no borrowings outstanding under this agreement. The credit facility was amended in January 2002 to reduce the minimum tangible net worth requirement.

Additionally, certain of the Company's foreign subsidiaries have lines of credit and short-term borrowing arrangements with various financial institutions which provide for aggregate borrowings as of December 31, 2001 of up to $18,388,000, which generally expire and are renewed at six month intervals. At December 31,

2001 and 2000, total borrowings outstanding under these arrangements were $9,238,000 and $15,719,000, respectively, at interest rates ranging from 0.84% to 1.88% and 1.35% to 1.88%, respectively.

LONG-TERM DEBT
Long-term debt consists of the following:


                                                                                                              December 31,
                                                                                                     -------------------------------
                                                                                                          2001             2000
------------------------------------------------------------------------------------------------------------------------------------
Term loans                                                                                                 $ 7,042         $ 2,620
Mortgage notes                                                                                               8,948          11,602
                                                                                                     -------------------------------
Total long-term debt                                                                                        15,990          14,222
Less:  current portion                                                                                       5,074           2,783
                                                                                                     -------------------------------
Long-term debt less current portion                                                                        $10,916         $11,439
                                                                                                     -------------------------------


On November 1, 1993, the Company entered into a term loan agreement with a bank, which provided for borrowings of $10,000,000. The loan was collateralized by certain land, buildings, and equipment. Interest was payable monthly at either the bank's base rate, at a rate based on the long-term funds rate, or at the LIBOR Rate, as defined in the agreement, at the Company's option. The final principal amount on this term loan was paid in November 2000.

On October 31, 1995, the Company also entered into a term loan agreement with the same bank, which provided additional uncollateralized borrowings of $7,000,000. Principal payments are payable in equal monthly installments of $83,000 through June 1, 2002, with the remaining principal payment due on June 30, 2002. Interest is payable monthly at either the bank's base rate or at the LIBOR Rate, as defined in the agreement, at the Company's option. The remaining principal as of December 31, 2001 was $917,000. The term loan agreement was amended in January 2002 to reduce the minimum tangible net worth requirement.

In connection with the purchase of On-Line Technologies, Inc., the Company assumed term loans of $4,728,000. The principal and interest accrued are due in two equal installments, the first installment on April 27, 2002, and the second installment on April 27, 2003.

In connection with the purchase of Telvac Engineering, Ltd., the Company issued term loans of $752,000. Principal payments of $51,000 are due on an annual basis through December 1, 2004 with the remaining principal due on May 1, 2005. Interest is payable semi-annually at the UK base rate. Remaining principal as of December 31, 2001 was $634,000.

The Company also has an outstanding term loan from a foreign bank, with principal due on April 2, 2004. The interest rate in effect for this term loan at December 31, 2001 was 1.19%. The remaining principal balance at December 31, 2001 was $763,000.

At December 31, 2001 and 2000, the interest rates in effect for the outstanding term loan borrowings ranged from 1.19% to 6.0% and from 6.0% to 9.59%, respectively.

On March 6, 2000, the Company entered into a mortgage note payable with a bank to borrow $10,000,000 to finance the purchase of land and a building. Principal and interest of $119,000 is being paid in monthly installments with final payments due in March 2007. The remaining principal as of December 31, 2001 was $7,500,000.

The terms of the revolving credit facility and certain term loan agreements, as amended, contain, among other provisions, requirements for maintaining certain levels of tangible net worth and other financial ratios. The agreements also contain restrictions with respect to acquisitions. Under the most restrictive covenant, the Company's consolidated cash, short term investments, accounts receivable and long term fixed income investments to consolidated current liabilities shall not be less than 2.25 to 1.0 at anytime. In the event of default of these covenants or restrictions, any obligation then outstanding under the loan agreement shall become payable upon demand by the bank. The Company was in compliance with all debt covenants as of December 31, 2001.

The Company has loans outstanding from various foreign banks in the form of mortgage notes at interest rates ranging from 1.88% to 6.10%. Principal and interest are payable in monthly installments through 2010. The loans are collateralized by mortgages on certain of the Company's foreign properties. The remaining principal as of December 31, 2001 was $1,448,000.

Aggregate maturities of long-term debt over the next five years are as follows:

Year ending December 31,                                          Aggregate Maturities
----------------------------------------------------------------------------------------
2002                                                                      $ 5,074
2003                                                                        4,159
2004                                                                        2,562
2005                                                                        2,061
2006                                                                        1,489
Thereafter                                                                    645
                                                                -------------------------
                                                                          $15,990
                                                                -------------------------

8)  COMMITMENTS AND CONTINGENCIES

On November 3, 1999, On-Line Technologies Inc., which was acquired by the Company in April 2001, brought suit in federal district court in Connecticut against Perkin-Elmer, Inc. and certain other defendants for infringement of On-Line's patent related to its FTIR spectrometer product. The suit seeks injunctive relief and damages for infringement. Perkin-Elmer, Inc. has filed a counterclaim seeking invalidity of the patent, costs, and attorneys' fees. The Company believes that the counterclaim is without merit.

On November 30, 2000, ASTeX, which was acquired by the Company in January 2001, brought suit in federal district court in Delaware against Advanced Energy Industries, Inc. for infringement of ASTeX's patent related to its Astron product. The

Company is seeking injunctive relief and damages for infringement. Advanced Energy Industries, Inc. has filed a counterclaim seeking invalidity of the patent, costs, and attorneys' fees. The Company believes that the counterclaim is without merit.

The Company cannot be certain of the outcome of the foregoing litigation, but does plan to assert its claims against other parties and oppose the counterclaims against it vigorously.

The Company is subject to other legal proceedings and claims, which have arisen in the ordinary course of business.

In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's results of operations, financial condition or cash flows.

The Company leases certain of its facilities and machinery and equipment under capital and operating leases expiring in various years through 2002 and thereafter. Generally, the facility leases require the Company to pay maintenance, insurance and real estate taxes. Rental expense under operating leases totaled $5,122,000, $4,623,000, and $4,289,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Minimum lease payments under operating and capital leases are as follows:

Year ending December 31,                                                              Operating Leases   Capital Leases
-----------------------------------------------------------------------------------------------------------------------
    2002                                                                                    $3,803           $ 523
    2003                                                                                     2,697             290
    2004                                                                                     2,115             106
    2005                                                                                     1,273             ---
    2006                                                                                       692             ---
    Thereafter                                                                                 978             ---
                                                                                       --------------------------------
Total minimum lease payments                                                               $11,558            $919
                                                                                       --------------------------------
Less: amounts representing interest                                                                             75
                                                                                                       ----------------
Present value of minimum lease payments                                                                        844
Less: current portion                                                                                          503
                                                                                                       ----------------
Long-term portion                                                                                            $ 341
                                                                                                       ----------------

Prior to its initial public offering, the Company entered into a Tax Indemnification and S Corporation Distribution Agreement with its then existing stockholders (the "Pre-IPO stockholders"). The agreement includes provisions for the payment, with interest, by the Pre-IPO stockholders or MKS, as the case may be, for the difference between the $40,000,000 distributed as an estimate of the amount of the accumulated adjustments account as of April 4, 1999, which is the date the Company's S Corporation status was terminated, and the actual amount of the accumulated adjustments account on that day. The actual amount of the accumulated adjustments account was $41,416,619. Accordingly, the Company made an additional distribution of $1,416,619, plus interest of $177,524, to the Pre-IPO stockholders during the three months ended September 30, 2000. The amount of the additional distribution payable had been estimated to be $3,350,000. This estimated amount was charged directly to retained earnings during 1999 and had no impact on net income or earnings per share. The difference of $1,933,000 between the actual additional distribution and the estimated additional distribution was credited directly to retained earnings during the three months ended September 30, 2000 and had no impact on net income or earnings per share. The amount of the accumulated adjustments account can be affected by future income tax audits of MKS. If any audit increases or decreases the accumulated adjustments account, MKS or the Pre-IPO stockholders, as the case may be, will also be required to make a payment, with interest, of such difference to the other party. No shareholders, other than the Pre-IPO stockholders, are parties to the Tax Indemnification and S Corporation Distribution Agreement.

9)  STOCKHOLDERS' EQUITY
COMMON STOCK
In May 2001, the Company amended its Restated Articles of Organization to increase the authorized number of shares of Common Stock to 75,000,000 shares from 50,000,000 shares.

On March 30, 2000, ASTeX completed the registration and sale of 1,917,250 shares of common stock at $40.42 per share. The net proceeds from the offering were approximately $73,200,000.

On April 5, 1999, the Company closed the initial public offering of its Common Stock. In connection with this offering and the exercise of an over-allotment option by the underwriters, the Company sold 6,375,000 shares of Common Stock at a price of $14.00 per share. The net proceeds to the Company were approximately $82,000,000. Underwriting discounts and commissions were approximately $6,200,000 and other offering costs were approximately $1,000,000.

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

STOCK PURCHASE PLANS
The Company's 1999 Employee Stock Purchase Plan (the "Purchase Plan") authorizes the issuance of up to an aggregate of 450,000 shares of Common Stock to participating employees. Offerings under the Purchase Plan commence on June 1 and December 1 and terminate, respectively, on November 30 and May 31. Under the Purchase Plan, eligible employees may purchase shares of Common Stock through payroll deductions of up to 10% of their compensation. The price at which an employee's option is exercised is the lower of (1) 85% of the closing price of the Common Stock on the NASDAQ National Market on the day that each offering commences or (2) 85% of the closing price on the day that each offering terminates. During 2001 and 2000 the Company issued 111,835 and 83,118 shares, respectively, of Common Stock to employees who participated in the Purchase Plan at exercise prices of $13.12 and $19.06 in 2001 and $21.04 and $12.86 in 2000.
As of December 31, 2001 there were 218,527 shares reserved for issuance.

The Company's International Employee Stock Purchase Plan (the "Foreign Purchase Plan") authorizes the issuance of up to an aggregate of 50,000 shares of Common Stock to participating employees. The initial offering under the Foreign Purchase Plan commenced on March 1, 2000 and terminated May 31, 2000. Additional offerings under the Foreign Purchase Plan commence on June 1 and December 1 and terminate, respectively, on November 30 and May 31. Under the Foreign Purchase Plan, eligible employees may purchase shares of Common Stock through payroll deductions of up to 10% of their compensation. The price at which an employee's option is exercised is the lower of (1) 85% of the closing price of the Common Stock on the NASDAQ National Market on the day that each offering commences or
(2) 85% of the closing price on the day that each offering terminates. During 2001 and 2000, the Company issued 13,333 and 7,248 shares of Common Stock to employees who participated in the Foreign Purchase Plan at exercise prices of $13.12 and $19.06 and $33.47 and $12.86 per share, respectively. As of December 31, 2001 and 2000, there were 29,419 and 42,752 shares reserved for issuance, respectively.

STOCK OPTION PLANS
In April 2001, the Company's Board of Directors approved an annual increase in the number of shares that may be granted under the 1995 Stock Incentive Plan of 5% of the total shares of the Company's stock on July 1 of each year. In May 2000, the stockholders of the Company approved an annual increase in the number of shares that may be granted under the 1995 Stock Incentive Plan of 4% of the total shares of the Company's stock on July 1 of each year. The annual increase will occur until such time as the aggregate number of shares which may be issued under the Plan is 9,750,000 shares, subject to adjustment for certain changes in MKS' capitalization.

The Company has granted options to employees under the 1995 Stock Incentive Plan and the 1993 Stock Option Plan (the "Plans"). The Plans are administered by the Company's board of directors. The Company grants options to directors under the 1996 Director Stock Option Plan and the 1997 Director Stock Option Plan (the "Director Plans").

At December 31, 2001, 916,563 options to purchase shares of the Company's common stock were reserved for issuance under the Plans. At December 31, 2001, under the Director Plans, options to purchase 163,500 shares of common stock were reserved for issuance. Stock options are granted at 100% of the fair value of the Company's common stock. Generally, stock options granted under the Plans prior to 2000 vest 20% after one year and 5% per quarter thereafter, and expire 10 years after the grant date. Generally, stock options granted under the Plans in 2001 and 2000 vest 25% after one year and 6.25% per quarter thereafter, or vest immediately, and expire 10 years after the grant date. Under the Director Plans, certain options granted in 1999 vest immediately. Generally, options granted under the Director Plans vest at the earlier of (1) the next annual meeting, (2) 13 months from date of grant, or (3) the effective date of an acquisition as defined in the Director Plans.

The following table presents the activity for options under the Plans:

                                                                                    Year Ended December 31,
                                                            ------------------------------------------------------------------------
                                                                     2001                    2000                     1999
                                                            ------------------------------------------------------------------------
                                                                        Weighted                   Weighted                 Weighted
                                                                         Average                    Average                  Average
                                                                        Exercise                   Exercise                 Exercise
                                                             Options       Price      Options         Price    Options         Price
------------------------------------------------------------------------------------------------------------------------------------
Outstanding -- beginning of period                           3,924,098      $14.54    3,603,131      $ 8.56   3,011,329       $ 7.11
Granted                                                      3,064,619      $20.99    1,134,384       29.66   1,358,977        12.49
Exercised                                                     (567,921)      $8.86     (672,472)       7.93    (338,441)        6.70
Forfeited or Expired                                          (607,837)     $18.87     (140,945)      14.86    (428,734)       12.30
                                                            ------------------------------------------------------------------------
Outstanding -- end of period                                 5,812,959      $18.04    3,924,098      $14.54   3,603,131       $ 8.56
Exercisable at end of period                                 3,295,692      $16.83    1,852,368      $ 8.56   1,509,406       $ 6.40


The following table summarizes information with respect to options outstanding and exercisable under the Plans at December 31, 2001:

                                                                          Options Outstanding                 Options Exercisable
                                                              ----------------------------------------------------------------------
                                                                                                  Weighted                         .
                                                                                Weighted           Average                  Weighted
                                                                                 Average         Remaining                   Average
                                                                  Number of     Exercise       Contractual       Number     Exercise
                                                                     Shares        Price   Life (In Years)    of Shares        Price
------------------------------------------------------------------------------------------------------------------------------------
$4.43-$10.44                                                      1,573,692       $ 5.80             5.33     1,309,100       $ 5.62
$11.98-19.00                                                      1,752,576       $16.64             7.87       429,408       $15.37
$19.24-$29.50                                                     1,949,994       $24.56             8.81     1,279,664       $24.77
$30.34-$61.50                                                       536,697       $34.79             7.00       277,520       $35.33
                                                              ----------------------------------------------------------------------
                                                                  5,812,959       $18.04             7.42     3,295,692       $16.83

The following table presents activity for options under the Director Plans:


                                                                                    Year Ended December 31,
                                                            ------------------------------------------------------------------------
                                                                     2001                    2000                     1999
                                                            ------------------------------------------------------------------------
                                                                          Weighted                 Weighted                 Weighted
                                                                           Average                  Average                  Average
                                                                          Exercise                 Exercise                 Exercise
                                                               Options       Price      Options       Price      Options       Price
------------------------------------------------------------------------------------------------------------------------------------
Outstanding -- beginning of period                              99,276     $ 19.15     100,368       $10.95       34,368       $4.81
Granted                                                         46,500     $ 24.71      24,000        44.88       66,000       14.15
Exercised                                                           --          --     (25,092)       10.95           --          --
                                                            ------------------------------------------------------------------------
Outstanding -- end of period                                   145,776     $ 20.92      99,276       $19.15      100,368      $10.95

Exercisable at end of period                                   104,900     $ 19.20      75,276       $10.95       76,368       $9.86


The following table summarizes information with respect to options outstanding and exercisable under the Director Plans at December 31, 2001:

                                                                          Options Outstanding                 Options Exercisable
                                                              ----------------------------------------------------------------------
                                                                                                  Weighted                         .
                                                                                Weighted           Average                  Weighted
                                                                  Number of      Average         Remaining                   Average
                                                                     Shares     Exercise       Contractual   Number of      Exercise
                                                                                   Price   Life (In Years)      Shares         Price
------------------------------------------------------------------------------------------------------------------------------------
$4.43-$8.00                                                          25,776       $ 4.81              4.85      25,776         $4.81
$14.00-$14.40                                                        49,500       $14.15              7.20      49,500        $14.15
$20.13-$29.00                                                        46,500       $24.71              9.23       5,624        $20.13
$44.88                                                               24,000       $44.88              8.38      24,000        $44.88
                                                              ----------------------------------------------------------------------
                                                                    145,776       $20.92              7.63     104,900        $19.20

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company is required to disclose pro forma net income and net income per common share amounts had compensation cost for the Company's stock based compensation plans been determined based on the fair value at the grant date for awards under the plans. Had compensation expense for the stock based compensation plans been consistent with the method of SFAS 123, the amounts reported for 2001, 2000 and 1999 would have been:

                                                                                   2001               2000               1999
------------------------------------------------------------------------------------------------------------------------------------
    Net Income (loss) reported                                                  $(31,043)            $60,260            $22,786
    Pro form net income (loss) for SFAS No. 123                                 $(51,395)            $53,320            $19,920
    Pro forma net income (loss) per share for SFAS No. 123:
      Basic                                                                     $  (1.37)            $  1.54            $  0.66
      Diluted                                                                   $  (1.37)            $  1.47            $  0.63

The weighted average fair value of options at the date of grant was estimated using the Black-Scholes model and was $14.65 with the following assumptions in 2001: expected life of 5 years, weighted average interest rate of 4.27%, expected volatility of 83%, and no dividend yield. In 2000, the weighted average fair value of MKS options at the date of grant was $22.74, with the following assumptions: expected life of 5 years, weighted average interest rate of 6.37%, expected volatility of 88%, and no dividend yield. In 1999, the weighted average fair value of options at the date of grant was $9.54, with the following assumptions: expected life of 5 years, weighted average interest rate of 5.49%, expected volatility of 64%, and no dividend yield.

The fair value of purchase rights granted in 2001, 2000 and 1999 under the Purchase Plan was $7.19, $7.64 and $5.11, respectively. The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions in 2001: expected life of 6 months, interest rate of 5.03%, expected volatility of 83%, and no dividend yield. In 2000, the following assumptions were made: expected life of 6 months, interest rate of 5.57%, expected volatility of 88%, and no dividend yield. In 1999, the following assumptions were made: expected life of 6 months, interest rate of 4.87%, expected volatility of 64%, and no dividend yield.

The weighted average fair value of ASTeX options granted during fiscal 2000 and 1999 was $18.53 and $4.08, respectively.

The fair value of each ASTeX option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants issued in fiscal 2000 and 1999: no dividend yield for all years; expected volatility of 72% and 82% for 2000 and 1999, respectively; risk-free interest rates of 5.92% for 2000 grants and 4.72% for 1999 grants; and expected lives of 4 years for all grants.

ACCUMULATED OTHER COMPREHENSIVE INCOME
The balance of accumulated other comprehensive income (loss) was comprised of the following:



                                                                                                         Financial
                                                                                                       Instruments
                                                                                                Designated as Cash
                                                                                                   Flow Hedges and       Accumulated
                                                                                  Cumulative       Unrealized Gain             Other
                                                                                 Translation             (loss) on     Comprehensive
                                                                                 Adjustments             Investment    Income (loss)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                                       $ 1,132              $(228)             $  904
Foreign currency translation adjustment, net of taxes of $628                       (1,056)               ---              (1,056)
Changes in value of financial instruments designated as cash flow hedges,
     net of taxes of $(359)                                                            ---                603                 603
                                                                             -------------------------------------------------------
Balance at December 31, 2000                                                       $    76              $ 375              $  451
Foreign currency translation adjustment, net of taxes of $854                       (1,209)                                (1,209)
Changes in value of financial instruments designated as cash flow hedges
     and unrealized gain (loss) on investments, net of taxes of $38                                       104                 104
                                                                             -------------------------------------------------------
Balance at December 31, 2001                                                       $(1,133)             $ 479              $ (654)
                                                                             -------------------------------------------------------

10)  INCOME TAXES
Prior to its initial public offering, MKS was treated as an S corporation for federal income tax purposes. As an S corporation, the Company was not subject to federal, and certain state, income taxes. MKS terminated its S corporation status upon the closing of its initial public offering in 1999 and became subject to taxes at C corporation tax rates. This change in tax status and tax rates resulted in a non-recurring, non-cash deferred tax credit to net income of $3,770,000 and a deferred tax charge to other comprehensive income of $497,000 in 1999.

The Pre-IPO stockholders are liable for individual Federal, and certain state, income taxes on their allocated portions of the MKS taxable income as an S corporation. For the tax year ending December 31, 1999, the Pre-IPO stockholders were allocated a portion of the MKS 1999 taxable income. A reconciliation of the Company's 2001, 2000 and 1999 effective tax rate to the U.S. federal statutory rate follows:


                                                                                            2001            2000            1999
                                                                                      ----------------------------------------------
U.S. Federal income tax statutory rate                                                      (35.0)%          35.0%            35.0%
Non-recurring deferred tax credit                                                            ---              ---            (13.7)
Pre-IPO stockholder 1999 allocated taxable income                                            ---              ---             (7.3)
Nondeductible goodwill and merger expenses                                                    7.6             0.7             ---
State income taxes, net of federal benefit                                                   (3.2)            3.3              2.4
Effect of foreign operations taxed at various rates                                          (0.6)            0.7              2.3
Foreign sales corporation tax benefit                                                        (1.1)           (1.2)            (1.7)
Other                                                                                        (0.3)           (1.2)            (0.3)
                                                                                      ----------------------------------------------
                                                                                            (32.6)%          37.3%            16.7%
                                                                                      ----------------------------------------------


The components of income before income taxes and the historical related provision for income taxes consist of the following:


                                                                                                Year Ended December 31,
                                                                                    ------------------------------------------------
                                                                                         2001             2000            1999
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes:
United States                                                                          $(52,571)          $87,654         $23,689
Foreign                                                                                    6,515            8,456           3,678
                                                                                    ------------------------------------------------
                                                                                        (46,056)           96,110          27,367
                                                                                    ------------------------------------------------
Current taxes:
United States Federal                                                                     (5,892)          29,778           6,514
State                                                                                        337            5,203           1,291
Foreign                                                                                    1,994            3,697           1,806
                                                                                    ------------------------------------------------
                                                                                          (3,561)          38,678           9,611
                                                                                    ------------------------------------------------
Deferred taxes:
United States Federal                                                                     (8,842)          (2,593)         (4,804)
State and Foreign                                                                         (2,610)            (235)           (226)
                                                                                    ------------------------------------------------
                                                                                         (11,452)          (2,828)         (5,030)
                                                                                    ------------------------------------------------
Provision for income taxes                                                              $(15,013)       $  35,850         $ 4,581
                                                                                    ------------------------------------------------

At December 31, 2001 and 2000 the components of the deferred tax asset and deferred tax liability were as follows:

                                                                                                          2001             2000
------------------------------------------------------------------------------------------------------------------------------------
Deferred tax assets (liabilities):
    Inventories                                                                                          $10,054           $4,086
    Intercompany profits                                                                                   3,094            2,572
    Net operating loss carryforwards                                                                       4,046               45
    Depreciable assets                                                                                     1,395            1,457
    Compensation and accrued liabilities                                                                   1,779            1,236
    Investment booked under the equity method                                                               (885)            (753)
    Other                                                                                                  1,387              328
                                                                                                     -------------------------------
      Total                                                                                              $20,870           $8,971
                                                                                                     -------------------------------

At December 31, 2001, MKS had approximately $6,857,000 of net operating loss carryforwards which arose as part of the Company's acquisition of On-Line. The future utilization of these net operating losses, which begin to expire in 2009, may be limited by the change of ownership rules under Section 382 of the Internal Revenue Code. In addition, at December 31, 2001, MKS also has approximately $21,946,000 of state net operating loss carryforwards which begin to expire in 2006. The Company believes that it is more likely than not that the net deferred tax assets will be realized.

11)  EMPLOYEE BENEFIT PLANS
The Company has a 401(k) profit-sharing plan for U.S. employees meeting certain requirements in which eligible employees may contribute from 1% up to 12% of their compensation. The Company, at its discretion, may provide a matching contribution which will generally match up to the first 2% of each participant's compensation, plus 25% of the next 4% of compensation. At the discretion of the Board of Directors, the Company may also make additional contributions for the benefit of all eligible employees. The Company's contributions are generally paid annually, and were $2,960,000 and $2,371,000 for the years ended December 31, 2000 and 1999. Approximately $2,184,000 has been expensed as the estimated Company contribution for the year ended December 31, 2001.

The Company maintains a bonus plan which provides cash awards to key employees, at the discretion of the Compensation Committee of the Board of Directors, based upon operating results and employee performance. Bonus expense to key employees was $0, $7,579,000, and $3,900,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

12)  SEGMENT INFORMATION AND SIGNIFICANT CUSTOMER
See Note 1 for a brief description of the Company's business. The Company is organized around four principal operating segments domestically and by geographic locations internationally. The Company's current domestic operating segments qualify for aggregation under SFAS 131, "Disclosure About Segments of an Enterprise and Related Information," as the products are manufactured and distributed in a similar manner, have similar long-term margins and are sold to a similar customer base. The Company has three reportable segments: North America, Far East, and Europe. Net sales to unaffiliated customers are based on the location in which the sale originated. Transfers between geographic areas are at negotiated transfer prices and have been eliminated from consolidated net sales. Income from operations consists of total net sales less operating expenses and does not include either interest income, interest expense or income taxes. The Company had one customer comprising 18%, 30% and 29% of net sales for the years ended December 31, 2001, 2000 and 1999, respectively.


                                                                                     Year Ended December 31, 2001
                                                                   -----------------------------------------------------------------
                                                                       United States      Far East           Europe          Total
------------------------------------------------------------------------------------------------------------------------------------
Net sales to unaffiliated customers                                         $196,768       $49,964          $40,076         $286,808
Intersegment net sales                                                        46,907         1,012              984           48,903
Depreciation and amortization                                                 25,718           406              581           26,705
Income (loss) from operations                                               (55,414)         2,878            5,176         (47,360)
Segment assets                                                               358,786        29,063           23,340          411,189
Long-lived assets                                                            122,445         5,543            5,284          133,272
Capital expenditures                                                          13,491           616              531           14,638


                                                                                     Year Ended December 31, 2000
                                                                   -----------------------------------------------------------------
                                                                     United States       Far East         Europe          Total
------------------------------------------------------------------------------------------------------------------------------------
Net sales to unaffiliated customers                                         $358,777         $67,015         $41,060        $466,852
Intersegment net sales                                                        68,753           1,411           1,307          71,471
Depreciation and amortization                                                 14,072             227             576          14,875
Income from operations                                                        80,144           4,753           6,638          91,535
Segment assets                                                               390,688          39,436          24,279         454,403
Long-lived assets                                                            106,738           5,703           4,494         116,935
Capital expenditures                                                          31,019             154             995          32,168

                                                                                     Year Ended December 31, 1999
                                                                   -----------------------------------------------------------------
                                                                     United States       Far East         Europe          Total
------------------------------------------------------------------------------------------------------------------------------------
Net sales to unaffiliated customers                                         $200,223         $38,734         $26,335        $265,292
Intersegment net sales                                                        40,117             706             986          41,809
Depreciation and amortization                                                  8,691             252             547           9,490
Income from operations                                                        20,870           1,413           2,754          25,037
Segment assets                                                               208,137          31,272          14,363         253,772
Long-lived assets                                                             41,800           6,524           2,874          51,198
Capital expenditures                                                           6,746             241             357           7,344

Included in the Far East are Japan, Korea, Singapore and Taiwan. Included in Europe are Germany, France and the United Kingdom. Net sales to unaffiliated customers from Japan were $34,816,000, $50,187,000 and $30,696,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Long-lived assets within Japan amounted to $4,618,000, $5,460,000 and $6,266,000 at December 31, 2001,
2000 and 1999, respectively.

13)  ACQUISITIONS
During the three years ended December 31, 2001, the Company completed a number of purchase acquisitions. The Consolidated Financial Statements include the operating results of each business from the date of the acquisition. A summary of purchase transactions is outlined as follows:

                                                                      Consideration
                                                                          Including                          Purchased
                                                                            Assumed                         Intangible
Acquired Company                                                        Liabilities       IPR&D                 Assets     Goodwill
------------------------------------------------------------------------------------------------------------------------------------
Fiscal 2001
     On-Line Technologies, Inc.                                          $23,829          $ 2,340           $ 6,410       $  16,050
                                                                   -----------------------------------------------------------------
Fiscal 2000
     Compact Instrument Technology, LLC                                  $ 8,700          $    --           $ 1,600       $   7,600
     Telvac Engineering, Ltd.                                              1,600               --                --             800
     Spectra International, LLC                                           19,000              310            11,600           6,100
     D.I.P., Inc.                                                         14,000               --             8,900           4,300
     Shamrock Product Line from Sputtered Films, Inc.                      6,382               --                --           4,463
                                                                   -----------------------------------------------------------------
       Total                                                             $49,682          $   310           $22,100        $ 23,263
                                                                   -----------------------------------------------------------------
Fiscal 1999
     PlasmaQuest, Inc.                                                   $   147          $    --           $    --        $    393
                                                                   -----------------------------------------------------------------

The $23.8 million in consideration paid for the acquisition of On-Line Technologies, Inc. included 660,000 shares of MKS common stock valued at approximately $12.1 million. The consideration paid for the acquisitions of Compact Instrument Technology, LLC, Spectra International, LLC, and D.I.P., Inc. included 137,131 shares of MKS common stock valued at $8.4 million; 183,293 shares of MKS common stock valued at $6.5 million and fully vested options to purchase 83,675 shares of common stock valued at $2.4 million; and 231,392 shares of MKS common stock valued at $6.8 million, respectively. The Spectra International, LLC acquisition includes contingent earnout payments of up to an aggregate of $12,000,000 over 5 years, which will be treated as compensation expense as it is earned.

The amounts allocated to in-process research and development ("IPR&D") were determined through established valuation techniques and were expensed upon acquisition because technical feasibility had not been established and no future alternative uses existed. In connection with the acquisition of On-Line, the Company obtained an appraisal from an independent appraiser of the fair value of its intangible assets. This appraisal valued purchased IPR&D of various projects for the development of new products and technologies at approximately $2,340,000. The projects were generally expected to have durations of 24 to 48 months. Because the technological feasibility of products under development had not been established and no future alternative uses existed, the purchased IPR&D was written off during the quarter ended June 30, 2001. The value of the purchased IPR&D was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value. Each project was analyzed to determine the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. The cash flows derived from the in-process technology projects were discounted at a rate of 25%. The Company believes this rate was appropriate given the risks associated with the technologies for which commercial feasibility had not been established. The percentage of completion for each in-process project was determined by identifying the elapsed time invested in the project as a ratio of the total time required to bring the project to technical and commercial feasibility. The percentage of completion for in-process projects acquired ranged from 55% to 65%, based on management's estimates of tasks completed and the tasks to be completed to bring the projects to technological and commercial feasibility.

Development of in-process technology remains a substantial risk to the Company due to a variety of factors including the remaining effort to achieve technical feasibility, rapidly changing customer requirements and competitive threats from other companies and technologies.

Amounts allocated to purchased intangible assets are amortized on a straight-line basis over periods not exceeding seven years.

The following unaudited pro forma results of operations of the Company give effect to the acquisitions made in 2001 and 2000 as if the acquisitions had occurred at the beginning of 2000.


                                                                                                                Year Ended
                                                                                                                December 31,
                                                                                                   ---------------------------------
                                                                                                        2001                2000
------------------------------------------------------------------------------------------------------------------------------------
      Net sales                                                                                        $ 288,028           $485,842
      Net income (loss)                                                                                $(32,994)           $ 57,267
      Net income (loss) per share:
         Basic                                                                                         $  (0.88)           $   1.61
                                                                                                   ---------------------------------
     Diluted                                                                                           $  (0.88)           $   1.54
                                                                                                   ---------------------------------

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at the beginning of the period, or which may result in the future.

POOLING OF INTEREST COMBINATIONS
On January 26, 2001, MKS acquired ASTeX. Each outstanding share of ASTeX common stock was exchanged for 0.7669 newly issued shares of common stock of MKS, resulting in the issuance of approximately 11.2 million shares of common stock of MKS. The acquisition was accounted for under the pooling of interests method of accounting, and accordingly, the consolidated financial statements reflect the combined financial position and results of operations and cash flows of MKS Instruments, Inc. and ASTeX, for all periods presented.

14) SALE OF ASSETS AND RESTRUCTURING CHARGES
In August 2001, the Company sold assets for proceeds of approximately $9.0 million. The proceeds consist primarily of approximately $4.7 million in cash and $3.9 million in a note receivable. The note receivable matures August 7, 2004, bears an annual interest rate of 9.0% and is included in other assets. The loss on the transaction was $1,246,000 before taxes.

In December 2001, the Company sold an investment in a company for approximately $367,000. The loss on the transactions was $1,133,000 before taxes.

During 1999, the Company consolidated its Modesto, California operations into it's Woburn, Massachusetts and Colorado Springs, Colorado sites. The Company also consolidated its Beverly, Massachusetts operation into it's Woburn site. These consolidations resulted in a restructuring charge of $1,497,000. The restructuring charge consisted of severance relating to the termination of 70 employees, abandonment of leasehold improvements and fixed assets, and facility costs (primarily future lease payments relating to abandoned facilities).

Also during 1999, the Company announced the consolidation of its recently acquired PlasmaQuest operations based in Dallas, Texas into its newly leased space in Wilmington, Massachusetts. This consolidation has resulted in a restructuring charge of approximately $763,000, primarily consisting of severance relating to the termination of 16 employees, abandonment of leasehold improvements and fixed assets, and facility costs (primarily future lease payments relating to the abandoned facility).

The following table summarizes the recorded accruals and uses of the 1999 restructuring and impairment actions:



                                                                             Asset         Severance          Exit
                                                                          impairments       benefits         costs        Total
------------------------------------------------------------------------------------------------------------------------------------
First Quarter Restructuring
     Total charge                                                         $    606        $    579        $    312     $  1,497
     Cash payments                                                              (8)           (546)           (140)        (694)
     Noncash items                                                            (598)             --              --         (598)
                                                                         -----------------------------------------------------------
     Adjustments of accrual                                                     --             (33)              2          (31)
       Accrual balance as of December 31, 1999                            $     --        $     --        $    174     $     174
                                                                         -----------------------------------------------------------
     Cash payments                                                              --              --            (172)        (172)
     Adjustment of accrual                                                      --              --              (2)          (2)
                                                                         -----------------------------------------------------------
       Accrual balance as of December 31,  2000                           $     --        $     --        $     --     $     --
                                                                         --------------- --------------- ---------------------------
Fourth Quarter Restructuring
     Total charges                                                        $    183        $    196        $    384     $    763
     Noncash items                                                            (183)             --              --         (183)
                                                                         -----------------------------------------------------------
       Accrual balance as of December 31, 1999                                  --             196             384          580
                                                                         -----------------------------------------------------------
     Cash payments                                                              --            (196)           (340)        (536)
     Adjustment of accrual                                                      --              --             (44)         (44)
                                                                         -----------------------------------------------------------
       Accrual balance as of December 31, 2000                            $     --        $     --        $     --     $     --
                                                                         -----------------------------------------------------------

15)  INTANGIBLE ASSETS
Intangible assets include the following at December 31:


(in thousands)                                                                   2001              2000             Useful Lives
------------------------------------------------------------------------------------------------------------------------------------
Patents, completed technology and other acquired intangibles                    $28,736            $22,965           3 - 7 years
Goodwill                                                                         40,271             28,508           5 - 7 years
                                                                          --------------------------------------
                                                                                $69,007            $51,473
Less:  accumulated amortization                                                 (16,722)            (6,148)
                                                                          --------------------------------------
                                                                                $52,285            $45,325
                                                                          ----------------------------------------------------------

16)  SUBSEQUENT EVENT
On January 31, 2002, the Company completed its acquisition of the ENI Business of Emerson Electric Co. ("Emerson"), pursuant to an Agreement and Plan of Merger with respect to the acquisition of the ENI Business dated October 30, 2001 (the "Acquisition Agreement") between the Company and Emerson. The Company issued an aggregate of 12.0 million shares of its common stock to Emerson, in exchange for the businesses and assets of ENI. The acquisition has been accounted for under the purchase method.

The reasons for the acquisition of ENI was based upon the ability to offer higher value and more highly integrated application solutions by combining ENI's solid-state power conversion technology with the Company's core competency in plasma and reactive gas solutions.

The value of the MKS common stock was approximately $21.77 per share based on the average closing price of MKS' common stock for the five-day period including the date of the announcement of the signing of the acquisition agreement and the two days preceding and succeeding such date.

The purchase consideration is as follows:


Common stock                                                                                                              $261,264
Estimated transaction expenses                                                                                               4,150
                                                                                                                     ---------------
                                                                                                                          $265,414
                                                                                                                     ---------------

The preliminary allocation of the purchase price is summarized below:

Accounts receivable                                                                                                       $  4,801
Inventories                                                                                                                 21,440
Property and equipment                                                                                                      19,282
Developed technology                                                                                                        30,500
Patents                                                                                                                      4,100
In-process research and development                                                                                          7,300
Goodwill                                                                                                                   196,759
Other net liabilities                                                                                                       (5,199)
Deferred tax liability                                                                                                     (13,569)
                                                                                                                     --------------
                                                                                                                          $265,414
                                                                                                                     --------------

The actual purchase price allocation is dependent upon the finalization of the preliminary valuation report.

The $7,300,000 allocated to in-process research and development represents the purchased in-process technology for projects that, as of the date of the acquisition, had not yet reached technological feasibility and had no future alternative use. The projects were generally expected to have durations of up to 12 months. Based on preliminary assessments, the value of these projects was determined by estimating the resulting net cash flows from the sale of the products resulting from the completion of the projects, reduced by the portion of the revenue attributable to developed technology and the percentage of completion of the project. The resulting cash flows were then discounted back to their present value at appropriate discount rates.

The nature of the efforts to develop the purchased in-process research and development into commercially viable products principally relates to the completion of all planning, designing, prototyping and testing activities that are necessary to establish that the product can be produced to meet its design specification including function, features and technical performance requirements. The resulting net cash flows from such products are based on estimates of revenue, cost of revenue, research and development costs, sales and marketing costs, and income taxes from such projects.

The amounts allocated to in-process research and development will be charged to the statements of operations in the first quarter of fiscal 2002.

Goodwill represents the excess of purchase price over the fair value of the underlying net identifiable assets. The deferred tax liability relates to differences between book and tax bases of acquired assets and liabilities assumed.

                              MKS INSTRUMENTS, INC.
                           SUPPLEMENTAL FINANCIAL DATA
                                   (UNAUDITED)

                                                                                                   Quarter Ended
                                                                                ----------------------------------------------------
                                                                                   Mar 31       Jun 30        Sep 30       Dec 31
------------------------------------------------------------------------------------------------------------------------------------
2001
STATEMENT OF INCOME (LOSS) DATA
Net sales                                                                           $110,888     $ 72,656      $ 53,201    $ 50,063
Gross profit (1)                                                                      43,195       25,818        16,096         474
Income (loss) from operations                                                           (681)      (6,296)      (13,701)    (26,682)
Net income (loss)                                                                     (2,105)      (4,182)       (9,071)    (15,685)
Net income (loss) per share
       Basic                                                                        $  (0.06)    $  (0.11)     $  (0.24)    $ (0.41)
       Diluted                                                                      $  (0.06)    $  (0.11)     $  (0.24)    $ (0.41)

2000
STATEMENT OF INCOME DATA
Net sales                                                                           $ 96,158     $108,767      $121,769    $140,158
Gross profit                                                                          41,225       48,981        54,419      60,771
Income from operations                                                                18,504       22,277        24,417      26,337
Net income                                                                            11,959       14,449        15,955      17,897
Net income per share
        Basic                                                                         $ 0.36       $ 0.43        $ 0.47      $ 0.49
        Diluted                                                                       $ 0.34       $ 0.41        $ 0.44      $ 0.47

(1) Gross profit for the year ended December 31, 2001 includes special charges for excess and obsolete inventory of $14.0 million in the fourth quarter of 2001 and $2.6 million in the second quarter of 2001. These charges were significantly higher than normal and were primarily caused by a significant reduction in demand, including reduced demand for older technology products.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.   DIRECTORS AND OFFICERS OF THE REGISTRANT

         The information required by this item is set forth under the captions "Election of Directors" and "Executive Officers" in our Proxy Statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is set forth under the caption "Executive Compensation" in our Proxy Statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is set forth under the caption "Certain Relationships and Related Transactions" in our Proxy Statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report:

     (1) Financial Statements. See below for index to Consolidated Financial Statements under Item 8.

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                                    SCHEDULE

FINANCIAL STATEMENTS:

Report of Independent Accountants                                                                                       27-28

Consolidated Balance Sheets at December 31, 2001 and 2000                                                                  29

Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999                                     30

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999                       31

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999                                 32

Notes to Consolidated Financial Statements                                                                                 33

FINANCIAL STATEMENT SCHEDULE:

Schedule II -Valuation and Qualifying Accounts                                                                             53

                              MKS INSTRUMENTS, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                         Column A        Column B         Column C         Column D       Column E
                                        Balance at      Charged to
                                       Beginning of      Costs and       Charged to                      Balance at
            Description                    Year          Expenses      Other Accounts     Deductions     End of Year

YEAR ENDED DECEMBER 31, 1999:
Allowance for doubtful accounts...      $1,033,439      $  659,979        $98,625         $122,972      $ 1,669,071
YEAR ENDED DECEMBER 31, 2000:
Allowance for doubtful accounts...      $1,669,071      $  978,893        $ --            $694,178      $ 1,953,786
YEAR ENDED DECEMBER 31, 2001:
Allowance for doubtful accounts...      $1,953,786      $1,711,395        $ ---           $382,927      $ 3,282,254

     (2)  Exhibits.

          (a) The Exhibits listed in Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K.

EXHIBIT NO.         TITLE
-----------         -----
   +3.2(1)          Restated Articles of Organization

   +3.3(2)          Articles of Amendment

   +3.4(3)          Amended and Restated By-Laws

   +4.1(3)          Specimen certificate representing the common stock

   10.1             Amended and Restated 1995 Stock Incentive Plan and
                    Amendments thereto

  +10.2(4) Applied Science and Technology, Inc. 1993 Stock Option Plan, as amended

  +10.3(4) Applied Science and Technology, Inc. 1994 Formula Stock Option Plan, as amended

  +10.4(3)          1996 Amended and Restated Director Stock Option Plan

  +10.5(3)          1997 Director Stock Option Plan

   10.6             Amended and Restated 1999 Employee Stock Purchase Plan

  +10.7(5)          MKS Instruments, Inc. International Employee Stock Purchase
                    Plan

   10.8 MKS Instruments, Inc. International Employee Stock Purchase Plan 2001 Amendment

  +10.9(3) Amended and Restated Employment Agreement dated as of December 15, 1995 between Leo Berlinghieri and the Registrant

  +10.10(3)         Amended and Restated Employment Agreement dated as of
                    December 15, 1995 between Ronald C. Weigner and the
                    Registrant

  +10.11(3)         Amended and Restated Employment Agreement dated as of
                    December 15, 1995 between William D. Stewart and the
                    Registrant

  +10.12(6)         Employment Agreement dated as of December 6, 1999 between
                    Robert Klimm and the Registrant

  +10.13(7)         Employment Agreement dated as of March 10, 2000 between the
                    Registrant and Donald Smith

  +10.14(1)         Employment Agreement dated as of October 18, 2000 between
                    the Registrant and F. Thomas McNabb

  +10.15(3)         Lease Agreement dated as of October 12, 1989, as extended
                    November 1, 1998, by and between Aspen Industrial Park
                    Partnership and the Registrant

  +10.16(3)         Lease dated as of September 21, 1995 by and between General
                    American Life Insurance Company and the Registrant

  +10.17(3)         Lease dated as of January 1, 1996 between MiFuji Kanzai Co.
                    Ltd. and the Registrant (covering Floor 5)

  +10.18(3)         Lease dated as of April 21, 1997 between MiFuji Kanzai Co.
                    Ltd. and the Registrant (covering Floors 1 and 2)

  +10.19(1)         Lease dated as of August 9, 2000 between Aspen Industrial
                    Partnership, LLP and the Registrant

  +10.20(3)         Loan Agreement dated as of November 1, 1993, as last amended
                    January 1, 2001, between Fleet National Bank (f/k/a The
                    First National Bank of Boston) and the Registrant

  +10.21(6)         First Amended and Restated Loan Agreement dated as of
                    January 1, 2000 between Fleet National Bank (f/k/a
                    BankBoston, N.A.), The Chase Manhattan Bank, and the
                    Registrant

  +10.22(8)         Second Amendment dated as of January 1, 2001 to First
                    Amended and Restated Loan Agreement dated as of January 1,
                    2000 among Fleet National Bank (f/k/a BankBoston, N.A.), The
                    Chase Manhattan Bank and the Registrant

   10.23(9) Credit Agreement dated July 31, 2001 between Fleet National Bank as Agent and Lender, The Chase Manhattan Bank as Lender, and Registrant as Borrower

  +10.24(9)         Ninth Amendment dated July 31, 2001 to the Loan Agreement
                    dated October 31, 1995 between Fleet National Bank as Lender and the Registrant as Borrower

   10.25 Consent, Waiver and First Amendment to Credit Agreement dated as of January 28, 2002 by and between MKS and Fleet National Bank and JP Morgan Chase Bank

   10.26 Consent, Waiver and Tenth Amendment to Loan Agreement dated as of January 28, 2002 between MKS and Fleet National Bank

  +10.27(10)        Loan Agreement between ASTeX Realty Corp. and Citizens Bank of Massachusetts, dated March 6, 2000 (the "Loan Agreement")

  +10.28(10)        Exhibit A to the Loan Agreement

  +10.29(3)         Split-Dollar Agreement dated as of September 12, 1991
                    between the Registrant, John R. Bertucci and Claire R.
                    Bertucci and Richard S. Chute, Trustees of the John R.
                    Bertucci Insurance Trust of January 10, 1986

  +10.30(3)         Split-Dollar Agreement dated as of September 12, 1991
                    between the Registrant, John R. Bertucci and John R.
                    Bertucci and Thomas H. Belknap, Trustees of the Claire R.
                    Bertucci Insurance Trust of January 10, 1986

  +10.31(3)         Form of Tax Indemnification and S Corporation Distribution
                    Agreement

  +10.32(11)        Agreement and Plan of Merger with respect to the
                    Acquisition of the ENI Business dated October 30, 2001 between the Registrant and Emerson Electric Co.

  +10.33(12)        Shareholder Agreement dated as of January 31, 2002 among
                    the Registrant and Emerson Electric Co.

   21.1             Subsidiaries of the Registrant

   23.2             Consent of PricewaterhouseCoopers LLP

   23.3             Consent of KPMG LLP

---------------

+    Previously filed

(1) Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-49738) filed with the Securities and Exchange Commission on November 13, 2000, as amended.

(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2001.

(3) Incorporated by reference to the Registration Statement on Form S-1 (file No. 333-71363) filed with the Securities and Exchange Commission on January 28, 1999, as amended.

(4) Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-54490) filed with the Securities and Exchange Commission on January 29, 2001, as amended.

(5) Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-31224) filed with the Securities and Exchange Commission on February 28, 2000.

(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(8) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(10) Incorporated by reference to Applied Science and Technology, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 25, 2000.

(11) Incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A (Commission File No. 000-23621) filed with the Securities and Exchange Commission on December 4, 2001.

(12) Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2002.

          (b)  Reports on Form 8-K.

               The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on November 27, 2001 pertaining to the retroactive effect of the January 26, 2001 business combination of MKS Instruments, Inc. (the "Company") and Applied Science and Technology, Inc. ("ASTeX"), which was accounted for under the pooling of interest method of accounting.

               The Company filed a report on Form 8-K with the Securities and Exchange Commission on November 7, 2001 announcing the execution of the Agreement and Plan of Merger, dated October 30, 2001, with respect to the acquisition of the ENI business between the Company and Emerson Electric Co.

          (c)  Exhibits.

               The Company hereby files as exhibits to our Annual Report on Form 10-K those exhibits listed in Item 14(a)(2) above.

          (d)  Financial Statement Schedules.

               Not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MKS INSTRUMENTS, INC.


By:  /s/ John R. Bertucci
   ----------------------------------------------------
     John R. Bertucci
     President, Chairman of the Board of Directors
     and Chief Executive Officer
     (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


SIGNATURES                               TITLE                                                      DATE

                                         President, Chairman of the Board of Directors and
/s/ John R. Bertucci                     Chief Executive Officer (Principal Executive Officer)     March 29, 2002
-------------------------------------
John R. Bertucci

                                         Vice President and Chief Financial Officer (Principal
/s/ Ronald C. Weigner                    Financial and Accounting Officer)                         March 29, 2002
-------------------------------------
Ronald C. Weigner


/s/ Robert R. Anderson                   Director                                                  March 29, 2002
-------------------------------------
Robert R. Anderson

/s/ James G. Berges                      Director                                                  March 29, 2002
-------------------------------------
James G. Berges

/s/ Richard S. Chute                     Director                                                  March 29, 2002
-------------------------------------
Richard S. Chute

/s/ Hans-Jochen Kahl                     Director                                                  March 29, 2002
-------------------------------------
Hans-Jochen Kahl

/s/ Owen W. Robbins                      Director                                                  March 29, 2002
-------------------------------------
Owen W. Robbins

/s/ Louis P. Valente                     Director                                                  March 29, 2002
-------------------------------------
Louis P. Valente
