Form 10-Q
period 2002-03-31
MKS INSTRUMENTS INC
filed 2002-05-15
CIK 1049502

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


         (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2002

                                       or

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

Number of shares outstanding of the issuer's common stock as of April 30, 2002:
51,099,212

                              MKS INSTRUMENTS, INC.
                                    FORM 10-Q
                                      INDEX

PART I            FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                           Consolidated Balance Sheets  -
                           March 31, 2002 and December 31, 2001

                           Consolidated Statements of Income   -
                           Three months ended March 31, 2002 and 2001

                           Consolidated Statements of Cash Flows -
                           Three months ended March 31, 2002 and 2001

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

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         ITEM 5.  OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                              MKS INSTRUMENTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                         March 31, 2002        December 31, 2001
                                                                                         --------------        -----------------
                                                                                          (Unaudited)
                                      ASSETS
Current assets:
    Cash and cash equivalents......................................................        $   97,120               $ 120,869
    Short-term investments.........................................................            31,682                  16,625
    Trade accounts receivable, net.................................................            49,661                  35,778
    Inventories....................................................................            79,104                  56,954
    Deferred tax asset.............................................................            20,285                  16,426
    Other current assets...........................................................            13,094                  16,353
                                                                                            ---------              ----------
        Total current assets.......................................................           290,946                 263,005
    Property, plant and equipment, net.............................................            86,325                  69,634
    Goodwill and acquired intangible assets, net...................................           316,120                  52,285
    Long-term investments..........................................................            12,883                  11,029
    Other assets...................................................................            13,674                  15,236
                                                                                            ---------              ----------
        Total assets...............................................................        $  719,948               $ 411,189
                                                                                            =========               =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings..........................................................        $   10,651               $   9,238
    Current portion of long-term debt..............................................             4,817                   5,074
    Current portion of capital lease obligations...................................               459                     503
    Accounts payable...............................................................            16,763                   9,668
    Accrued compensation...........................................................             7,765                   6,116
    Other accrued expenses.........................................................            26,413                  15,551
                                                                                               ------                  ------
        Total current liabilities..................................................            66,868                  46,150
Long-term debt.....................................................................            15,442                  10,916
Long-term portion of capital lease obligations.....................................               263                     341
Deferred tax liability.............................................................            11,378                     ---
Other liabilities..................................................................               784                     911
Commitments and contingencies
Stockholders' equity:
    Preferred Stock, $0.01 par value, 2,000,000 shares
        authorized; none issued and outstanding....................................               ---                     ---
    Common Stock, no par value, 75,000,000 shares authorized;
        50,974,344 and 37,998,699 issued and outstanding at
        March 31, 2002 and December 31, 2001, respectively.........................               113                     113
    Additional paid-in capital.....................................................           569,932                 285,252
    Retained earnings..............................................................            56,373                  68,160
    Accumulated other comprehensive loss...........................................            (1,205)                   (654)
                                                                                            ---------              ----------
        Total stockholders' equity.................................................           625,213                 352,871
                                                                                             --------                --------
        Total liabilities and stockholders' equity.................................         $ 719,948               $ 411,189
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

                              MKS INSTRUMENTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                                    2002               2001
                                                                 ---------           ---------
Net sales .............................................          $  59,067           $ 110,888
Cost of sales .........................................             39,847              67,693
                                                                 ---------           ---------
Gross profit ..........................................             19,220              43,195
Research and development ..............................              9,132              11,151
Selling, general and administrative ...................             17,058              19,057
Amortization of goodwill and acquired intangible assets              2,205               2,240
Goodwill impairment charge ............................                 --               3,720
Merger expenses .......................................                 --               7,708
Purchase of in-process research and development .......              6,100                  --
                                                                 ---------           ---------
Loss from operations ..................................            (15,275)               (681)
Interest expense ......................................                329                 402
Interest income .......................................                755               1,794
                                                                 ---------           ---------
Income (loss) before income taxes .....................            (14,849)                711
Provision (benefit) for income taxes ..................             (3,062)              2,816
                                                                 ---------           ---------
Net loss ..............................................          $ (11,787)          $  (2,105)
                                                                 =========           =========

Net loss per share:
    Basic and diluted .................................          $   (0.25)          $   (0.06)
                                                                 =========           =========

Weighted average common shares outstanding:
    Basic and diluted .................................             46,288              36,820
                                                                 =========           =========













   The accompanying notes are an integral part of the consolidated financial statements.

                              MKS INSTRUMENTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                                        Three Months Ended
                                                                                                             March 31,
                                                                                                      2002                 2001
                                                                                                   --------             --------
Cash flows from operating activities:
    Net loss............................................................................          $ (11,787)            $ (2,105)
    Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
         Depreciation and amortization..................................................              5,612                4,958
         Goodwill impairment charge.....................................................                ---                3,720
         Purchase of in-process research and development................................              6,100                  ---
         Other..........................................................................                 62                   27
         Changes in operating assets and liabilities net of effects of businesses acquired:
             Trade accounts receivable..................................................            (10,325)              14,220
             Inventories................................................................             (1,775)                (875)
             Other current assets.......................................................              5,401               (1,232)
             Accrued expenses and other current liabilities.............................                577              (13,155)
             Accounts payable...........................................................              3,344               (3,590)
                                                                                                   --------             --------
    Net cash provided by (used in) operating activities.................................             (2,791)               1,968
                                                                                                   --------             --------
    Cash flows from investing activities:
        Purchases of short-term and long-term investments...............................            (37,731)              (8,718)
        Maturities and sales of short-term and long-term investments....................             20,647                3,325
        Purchases of property, plant and equipment......................................             (1,335)              (4,898)
        Increase in other assets........................................................                 37                 (408)
        Purchases of businesses, net of cash acquired...................................             (5,716)                 ---
                                                                                                   --------             --------
    Net cash used in investing activities...............................................            (24,098)             (10,699)
                                                                                                   --------             --------
    Cash flows from financing activities:
        Proceeds from short-term borrowings.............................................              1,505               11,825
        Payments on short-term borrowings...............................................                ---              (10,988)
        Principal payments on long-term debt............................................               (684)                (695)
        Proceeds from exercise of stock options.........................................              2,610                  796
        Principal payments under capital lease obligations..............................               (121)                (250)
                                                                                                   --------             --------
    Net cash provided by financing activities...........................................              3,310                  688
                                                                                                   --------             --------
    Effect of exchange rate changes on cash and cash equivalents........................               (170)                (474)
                                                                                                   --------             --------
    Decrease in cash and cash equivalents...............................................            (23,749)              (8,517)
    Cash and cash equivalents at beginning of period....................................            120,869              123,082
    Effect of excluded results of ASTeX.................................................                ---               (3,142)
                                                                                                   --------             --------
    Cash and cash equivalents at end of period..........................................          $  97,120          $   111,423
                                                                                                   ========             ========
    Supplemental disclosure of cash flow information:
        Cash paid during the period for:
           Interest.....................................................................          $     129          $       365
                                                                                                   ========             ========
           Income taxes.................................................................          $   1,517          $     5,053
                                                                                                   ========             ========
        Noncash transactions during the period:
           Stock issued for acquisitions................................................          $ 282,341          $       ---
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

                              MKS INSTRUMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Tables in thousands, except per share data)

1)       Basis of Presentation
         The interim financial data as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 is unaudited; however, in the opinion of MKS Instruments, Inc., the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The terms "MKS" and the "Company" refer to MKS Instruments, Inc. and its subsidiaries. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the December 31, 2001 audited financial statements and notes thereto included in the MKS Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

2)       Use of Estimates
         The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, in-process research and development, merger expenses, intangible assets and goodwill, inventories and investments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

3)       Recent Accounting Pronouncements
         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which is effective for fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles such as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The impairment review will involve a two-step process as follows:

              Step 1 -- The Company will compare the fair value of its reporting units to the carrying value, including goodwill, of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit's fair value, the Company will move on to step 2. If a unit's fair value exceeds the carrying value, no further work is performed and no impairment charge will be necessary.

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

         The Company is currently in the process of performing the transitional impairment test of its goodwill and expects to complete this review by the end of the second quarter of 2002.

                              MKS INSTRUMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Tables in thousands, except per share data)

         In accordance with SFAS 142, the Company ceased amortizing goodwill on January 1, 2002 and reassessed the classification of its goodwill and other intangible assets. This analysis, which was completed during the quarter ended March 31, 2002, resulted in the reclassification of $2,023,000 of workforce intangibles to goodwill. Also, in accordance with this statement, the Company reassessed the useful lives of its amortizable intangible assets and determined that the lives were appropriate.

         The following is the pro forma effect on net loss and net loss per share had SFAS No. 142 been in effect for the three months ended March 31, 2001:


                                                                                                    March 31,
                                                                                                      2001
                                                                                                    -------
         Net loss.........................................................................         $ (2,105)
         Add back: Impact of goodwill amortization, net of taxes..........................              910
                                                                                                    -------
         Pro forma net loss...............................................................         $ (1,195)
                                                                                                   ========

         Basic and diluted net loss per share.............................................         $  (0.06)
         Add Back: Impact of goodwill amortization, net of taxes..........................             0.03
                                                                                                    -------
         Pro forma basic and diluted net loss per share...................................         $  (0.03)
                                                                                                   ========




         Amortizable intangible assets consist of the following as of March 31, 2002:

                                                                                                        Net
                                                           Gross Carrying        Accumulated          Carrying      Weighted Average
                                                               Amount            Amortization          Amount           Useful Life
                                                               ------            ------------          ------           -----------

         Completed technology..........................         $57,941                $6,119          $51,822                    5
         Customer relationships........................           6,803                 1,043            5,760                    7
         Other.........................................           9,081                 1,853            7,228                    6
                                                                -------                ------          -------                 ----
                                                                $73,825                $9,015          $64,810                    5
                                                                =======                ======          =======                 ====

         Amortizable intangible assets consist of the following as of December 31, 2001:

                                                                                                                         Net
                                                                              Gross Carrying     Accumulated           Carrying
                                                                                  Amount         Amortization           Amount
                                                                                  ------         ------------           ------
         Completed technology..........................                            $16,564           $4,402            $12,162
         Customer relationships........................                              4,040              851              3,189
         Other.........................................                              8,132            2,311              5,821
                                                                                     -----            -----            -------
                                                                                   $28,736           $7,564            $21,172
                                                                                   =======           ======            =======

                              MKS INSTRUMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Tables in thousands, except per share data)

         Aggregate amortization expense related to acquired intangibles for the quarter ended March 31, 2002 was $2,205,000. Estimated amortization expense related to acquired intangibles for each of the five succeeding fiscal years is as follows:

                               Year                  Amount
                               ----                  ------
                               2002                 $12,801
                               2003                  12,664
                               2004                  12,340
                               2005                  11,439
                               2006                   9,338

4)       Cash and Cash Equivalents and Investments
         Cash and Cash equivalents consist of the following:

                                                                                                  March 31,            December 31,
                                                                                                   2002                    2001
         Cash and Money Market Instruments...............................................         $ 41,620              $ 101,045
         Commercial Paper................................................................           37,667                  8,094
         Federal Government and Government Agency Obligations............................           10,047                 11,730
         State and Municipal Government Obligations......................................            2,789                    ---
         Corporate Obligations...........................................................            4,997                    ---
                                                                                                  --------              ---------
                                                                                                  $ 97,120              $ 120,869
                                                                                                  ========              =========

         Short-term available-for-sale investments at market value maturing within one year consist of the following:

                                                                                                  March 31,             December 31,
                                                                                                   2002                      2001
         Federal Government and Government Agency Obligations............................         $ 29,757               $  5,442
         State and Municipal Government Obligations......................................            1,337                  3,100
         Corporate Obligations...........................................................              588                    ---
         Commercial Paper................................................................              ---                  8,083
                                                                                                  --------               --------
                                                                                                  $ 31,682               $ 16,625
                                                                                                  ========               ========

         Long-term available-for-sale investments at market value with maturities of 1 to 5 years consist of the following:

                                                                                                 March 31,             December 31,
                                                                                                   2002                    2001
         Federal Government and Government Agency Obligations............................        $   6,018             $   1,008
         State and Municipal Government Obligations......................................              ---                 7,021
         Corporate Obligations...........................................................            6,865                 3,000
                                                                                                  --------              --------
                                                                                                  $ 12,883              $ 11,029
                                                                                                  ========              ========

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)


5)       Net Loss Per Share
         The following table sets forth the computation of basic and diluted net loss per share:

                                                                                                  Three Months Ended March 31,
                                                                                                   2002                   2001
                                                                                                   ----                   ----
         Numerator
              Net loss...................................................................         $ (11,787)             $ (2,105)
                                                                                                  =========              ========
         Denominator
             Shares used in net loss per common share - basic and diluted................            46,288                36,820
                                                                                                  =========              ========
         Net loss per common share
             Basic and diluted...........................................................         $  (0.25)              $ (0.06)
                                                                                                  =========              ========

         For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price greater than the average market price of the common shares during the period. All options outstanding during the three months ended March 31, 2002 and 2001 are excluded from the calculation of diluted net income per common share because their inclusion would be anti-dilutive. There were options to purchase approximately 7,548,000 and 5,131,000 shares of the Company's common stock outstanding as of March 31, 2002 and 2001, respectively.

6)       Inventories
         Inventories consist of the following:

                                                                                                March 31,            December 31,
                                                                                                   2002                  2001
                                                                                                   ----                  ----
         Raw material....................................................................       $ 32,404               $ 21,019
         Work in process.................................................................         19,500                 15,362
         Finished goods..................................................................         27,200                 20,573
                                                                                                --------               --------
                                                                                                $ 79,104               $ 56,954
                                                                                                ========               ========

7)       Stockholders' Equity
         Total comprehensive loss was as follows:

                                                                                                 Three Months Ended March 31,
                                                                                                   2002                 2001
                                                                                                   ----                 ----
         Net loss........................................................................        $ (11,787)          $  (2,105)
         Other comprehensive loss, net of taxes:
             Changes in value of financial instruments designated
                  as hedges of currency and interest rate exposures......................             (156)                758
             Foreign currency translation adjustment.....................................             (340)               (606)
             Unrealized loss on investments..............................................              (55)               (313)
                                                                                                ----------           ---------
         Other comprehensive loss, net of taxes..........................................             (551)               (161)
                                                                                                ----------           ---------
         Total comprehensive loss........................................................       $  (12,338)          $  (2,266)
                                                                                                ==========           =========

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

8)       Segment Information and Significant Customer
         Segment information for the three months ended March 31, 2002 and 2001 was as follows:

                                                                      North America       Far East         Europe          Total
                          Net sales to unaffiliated customers 2002        $39,394           $11,336         $8,337         $59,067
                                                              2001         81,132            17,363         12,393         110,888

                                       Intersegment net sales 2002         10,134               124            337          10,595
                                                              2001         18,392               330            392          19,114

                                Income (loss) from operations 2002        (17,197)              900          1,022         (15,275)
                                                              2001         (5,012)            1,885          2,446            (681)

         The Company had one customer comprising 16% and 23% of net sales for the three months ended March 31, 2002 and 2001, respectively.

9)       Commitments and Contingencies
         On November 3, 1999, On-Line Technologies Inc., which was acquired by the Company in April 2001, brought suit in federal district court in Connecticut against Perkin-Elmer, Inc. and certain other defendants for infringement of On-Line's patent related to its FTIR spectrometer product. The suit seeks injunctive relief and damages for infringement. Perkin-Elmer, Inc. has filed a counterclaim seeking invalidity of the patent, costs, and attorneys' fees. The Company believes that the counterclaim is without merit.

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

10)      Acquisitions
         On January 31, 2002, MKS completed its acquisition of the ENI Business of Emerson Electric Co. ("ENI"), a supplier of solid-state radio frequency (RF) and direct current (DC) plasma power supplies, matching networks and instrumentation to the semiconductor thin-film processing industries. The reasons for the acquisition of ENI were based upon the ability to offer higher value and more integrated application solutions by combining ENI's solid-state power conversion technology with the Company's core competency in plasma and reactive gas solutions. The acquisition has been accounted for under the purchase method of accounting. The purchase price was approximately $266,310,000 and consisted of approximately 12,000,0000 shares of MKS common stock valued at approximately $261,264,000 and transaction expenses of approximately $5,046,000. The value of MKS common stock was approximately $21.7720 per share based on the average closing price of MKS' common stock for the five-day period including the date of the announcement of the signing of the merger agreement and the two days preceding and succeeding such date.

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

         The purchase price was allocated to the assets acquired based upon their estimated fair values and resulted in a preliminary allocation of approximately $203,496,000 to goodwill. The results of operations are included in the Company's consolidated statement of income as of and since the date of the purchase. The preliminary allocation of the purchase price was as follows:

         Current assets....................................................      $    31,090
         Other assets......................................................           21,564
         Intangibles subject to amortization...............................           34,600
         In-process research and development...............................            6,100
         Goodwill..........................................................          203,496
         Other liabilities.................................................          (10,801)
         Long term liabilities.............................................          (19,739)
                                                                                    --------
                                                                                    $266,310
                                                                                    ========

         The amounts allocated to acquired intangibles are being amortized using the straight-line method over their respective estimated useful lives, which range from 6 to 8 years.

         In connection with the acquisition of ENI, the Company obtained an appraisal from an independent appraiser of the fair value of its intangible assets. This appraisal valued purchased in-process research and development ("IPR&D") of various projects for the development of new products and technologies at approximately $6,100,000. Because the technological feasibility of products under development had not been established and no future alternative uses existed, the purchased IPR&D was written off during the quarter ended March 31, 2002. The value of the purchased IPR&D was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value. Each project was analyzed to determine the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. The cash flows derived from the IPR&D projects were discounted at rates ranging from 25% to 30%. The Company believes these rates were appropriate given the risks associated with the technologies for which commercial feasibility had not been established. The percentage of completion for each in-process project was determined by identifying the cost incurred to date of the project as a ratio of the total estimated cost required to bring the project to technical and commercial feasibility. The percentage of completion for in-process projects acquired ranged from 65% to 80%, based on management's estimates of tasks completed and the tasks to be completed to bring the projects to technological and commercial feasibility. The projects were generally expected to have durations of up to 12 months. As of March 31, 2002, the actual development timelines and costs were in line with management's estimates.

         Development of in-process technology remains a substantial risk to the Company due to a variety of factors including the remaining effort to achieve technical feasibility, rapidly changing customer requirements and competitive threats from other companies and technologies.

         On March 13, 2002, MKS completed its acquisition of Tenta Technology Ltd. ("Tenta"), a supplier of modular, computer-based process control systems that are designed for 300mm semiconductor process tool applications. The reasons for the acquisition of Tenta were based upon the ability to offer higher value and more integrated application solutions by integrating Tenta's process controllers with MKS' digital network products to provide a more complete process control solution. The acquisition has been accounted for under the purchase method of accounting. The purchase price was allocated to the net assets acquired based upon their estimated fair values. The purchase price allocation is preliminary and dependent on the completion of the acquired intangibles valuation report. The results of operations are included in the Company's consolidated statement of income as of and since the date of the purchase.

                              MKS INSTRUMENTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
            (Continued) (Tables in thousands, except per share data)

         The following unaudited pro forma information presents a summary of the historical results of operations of the Company as if the ENI and Tenta acquisitions had occurred at the beginning of each period.

                                                                                                       Three months ended
                                                                                                           March 31,
                                                                                                   2002                  2001
                                                                                                   ----                  ----
         Net sales.......................................................................          $ 63,207             $ 150,667
         Net income (loss)...............................................................          $ (7,087)            $   2,939

         Net income (loss) per share:
            Basic........................................................................          $ (0.14)              $  0.06
            Diluted......................................................................          $ (0.14)              $  0.06

         The unaudited pro forma results for the three months ended March 31, 2002 excludes approximately $1.3 million of non-recurring charges directly related to the transaction that were incurred by Tenta prior to the date of the acquisition. Additionally, the charge for purchased IPR&D was not included in the unaudited pro forma results, because it was non-recurring and directly related to the transaction.

         These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred at the beginning of the period, or which may result in the future.

11)      Subsequent Event
         On April 5, 2002, the Company completed its acquisition of privately held IPC Fab Automation GmbH, a developer and provider of web-based hardware and software that enable e-diagnostics and advanced process control for advanced manufacturing customers.

                              MKS INSTRUMENTS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         ITEM 2.

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used herein, including this Management's Discussion and Analysis, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect management's current opinions and are subject to certain risks and uncertainties that could cause results to differ materially from those stated or implied. MKS Instruments, Inc. assumes no obligation to update this information. Risks and uncertainties include, but are not limited to, those discussed in the section entitled "Factors That May Affect Future Results."

OVERVIEW

MKS develops, manufactures and supplies instruments, components and integrated subsystems used to measure, control and monitor critical parameters of semiconductor manufacturing and similar industrial manufacturing processes. The Company estimates that during 2001 approximately 64% of its net sales were to semiconductor capital equipment manufacturers and semiconductor device manufacturers.

On January 31, 2002, MKS completed its acquisition of the ENI Business of Emerson Electric Co. ("ENI"), a supplier of solid-state radio frequency (RF) and direct current (DC) plasma power supplies, matching networks and instrumentation to the semiconductor thin-film processing industries. The reasons for the acquisition of ENI were based upon the ability to offer higher value and more integrated application solutions by combining ENI's solid-state power conversion technology with the Company's core competency in plasma and reactive gas solutions. The acquisition has been accounted for under the purchase method of accounting. The purchase price was approximately $266,310,000 and consisted of approximately 12,000,0000 shares of MKS common stock valued at approximately $261,264,000 and transaction expenses of approximately $5,046,000. The value of MKS common stock was approximately $21.7720 per share based on the average closing price of MKS' common stock for the five-day period including the date of the announcement of the signing of the merger agreement and the two days preceding and succeeding such date. The purchase price was allocated to the assets acquired based upon their estimated fair values and resulted in a preliminary allocation of approximately $203,496,000 to goodwill. The results of operations are included in the Company's consolidated statement of income as of and since the date of the purchase.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of total net sales of certain line items included in MKS' consolidated statement of income data.

                                                                   Three months ended
                                                                        March 31,
                                                                  2002             2001
                                                                  ----             ----

Net sales .............................................          100.0%           100.0%
Cost of sales .........................................           67.5             61.0
                                                                 -----            -----
Gross profit ..........................................           32.5             39.0
Research and development ..............................           15.5             10.1
Selling, general and administrative ...................           28.9             17.2
Amortization of goodwill and acquired intangible assets            3.7              2.0
Goodwill impairment charge ............................             --              3.4
Merger expenses .......................................             --              6.9
In-process research and development ...................           10.3               --
                                                                 -----            -----
Loss from operations ..................................          (25.9)            (0.6)
Interest income, net ..................................            0.7              1.2
                                                                 -----            -----
Income (loss) before income taxes .....................          (25.2)             0.6
Provision (benefit) for income taxes ..................           (5.2)             2.5
                                                                 -----            -----
Net loss ..............................................          (20.0)%           (1.9)%
                                                                 =====            =====

         Net Sales. Net sales decreased 46.7% to $59.1 million for the three months ended March 31, 2002 from $110.9 million for the three months ended March 31, 2001. International net sales were approximately $19.7 million for the three months ended March 31, 2002 or 33.3% of net sales and $29.8 million for the same period of 2001 or 26.8% of net sales. The decrease in net sales is due to a worldwide slowdown in demand for semiconductors during 2001 and continuing through the first quarter of 2002, which resulted in a decline in demand for the Company's products from the Company's semiconductor capital equipment manufacturers and semiconductor device manufacturer customers.

         Gross Profit. Gross profit as a percentage of net sales decreased to 32.5% for the three months ended March 31, 2002 from 39.0% for the three months ended March 31, 2001. The decrease was primarily due to lower absorption of manufacturing overhead costs.

         Research and Development. Research and development expense decreased 18.1% to $9.1 million or 15.5% of net sales for the three months ended March 31, 2002 from $11.2 million or 10.1% of net sales for the three months ended March 31, 2001. The decrease was primarily due to decreased compensation expense of $1.2 million and decreased expenses for project materials related to projects in process of $0.6 million.

         Selling, General and Administrative. Selling, general and administrative expenses decreased 10.5% to $17.1 million or 28.9% of net sales for the three months ended March 31, 2002 from $19.1 million or 17.2% of net sales for the three months ended March 31, 2001. The decrease was due primarily to decreased compensation expense of $1.2 million and decreased purchased services of $0.4 million.

         Amortization of Goodwill and Acquired Intangible Assets. Amortization expense of $2.2 million for the three months ended March 31, 2002 represents the amortization of the identifiable intangibles resulting from the acquisitions completed by MKS. In accordance with SFAS No. 142, the Company ceased to amortize goodwill on January 1, 2002. Amortization of goodwill was $1.1 million and amortization of the identifiable intangibles was $1.1 million for the three months ended March 31, 2001.

         Purchase of In-process Technology. In January 2002, the Company acquired ENI in a transaction accounted for as a purchase. The purchase price was allocated to the assets acquired, including intangible assets, based on their estimated fair values. The intangible assets include approximately $6.1 million for acquired in-process technology for projects, generally expected to have durations of 12 months, that did not have future alternative uses. The value of the purchased in-process technology was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value. Each project was analyzed to determine the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. The cash flows derived from the in-process technology projects were discounted at rates ranging from 25% to 30%. The Company believes these rates were appropriate given the risks associated with the technologies for which commercial feasibility had not been established. The percentage of completion for each in-process project was determined by identifying the cost incurred to date of the project as a ratio of the total cost required to bring the project to technical and commercial feasibility. The percentage completion for in-process projects acquired ranged from 65% to 80% complete, based on management's estimates of tasks completed and the tasks to be completed to bring the projects to technological and commercial feasibility. At the date of the acquisition, the development of these projects had not yet reached technological feasibility, and the technology in progress had no alternative future uses. Accordingly, these costs were expensed in the first quarter of 2002.

         Interest Income (Expense), Net. During the three months ended March 31, 2002, the Company generated net interest income of $0.4 million primarily from the invested net proceeds of its common stock offerings, offset by interest expense on outstanding debt.

         Provision (Benefit) for Income Taxes. The effective tax rates for the three months ended March 31, 2002 and 2001 were 20.6% and 396.1%, respectively, resulting in a benefit for income taxes of $3.1 million and provision for income taxes of $2.8 million, respectively. The effective tax rates for the three months ended March 31, 2002 and 2001 differed from the statutory rate of 35% due primarily to non-deductible charges associated with acquisitions made in 2002 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations and capital requirements through a combination of cash provided by operations, long-term real estate financing, capital lease financing and short-term lines of credit.

Operations used cash of $2.8 million for the three months ended March 31, 2002. The cash flow from operations in the first quarter of 2002 was impacted by the net loss of $11.8, increases in accounts receivable and inventories of $10.3 million and $1.8 million, respectively, and offset by non-cash charges for in-process research and development of $6.1 million, depreciation and amortization of $5.6 million, and an increase in accounts payable of $3.3 million. Investing activities utilized cash of $24.1 million for the three months ended March 31, 2002 primarily from purchases of investments. Financing activities provided cash of $3.3 million, primarily from proceeds from employees exercising stock options.

Working capital was $224.1 million as of March 31, 2002, an increase of $7.2 million from December 31, 2001. The increase in working capital was primarily due to increased trade accounts receivable. MKS entered into a credit agreement on July 31, 2001 whereby the Company has a combined $40.0 million line of credit with two banks. The credit agreement expires on July 31, 2002. The line of credit is collateralized by the Company's domestic accounts receivable and domestic inventory for borrowings exceeding $5.0 million. There were no borrowings under this line of credit as of March 31, 2002.

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

MKS estimates that approximately 64% of its sales during 2001 were to semiconductor capital equipment manufacturers and semiconductor device manufacturers, and it expects that sales to such customers will continue to account for a substantial majority of its sales. MKS' business depends upon the capital expenditures of semiconductor device manufacturers, which in turn depend upon the demand for semiconductors. Periodic reductions in demand for the products manufactured by semiconductor capital equipment manufacturers and semiconductor device manufacturers may adversely affect MKS' business, financial condition and results of operations. Historically, the semiconductor market has been highly cyclical and has experienced periods of overcapacity, resulting in significantly reduced demand for capital equipment. For example, in 1996 and 1998, the semiconductor capital equipment industry experienced significant declines, which caused a number of MKS' customers to reduce their orders. More recently, in 2001 and continuing through the first quarter of 2002, MKS experienced a significant reduction in demand from OEM customers, and lower gross margins due to reduced absorption of manufacturing overhead at the lower revenue levels. MKS incurred special charges for excess and obsolete inventory of $14.0 million in the fourth quarter of 2001 and $2.6 million in the second quarter of 2001. The charges were significantly higher than normal and were primarily caused by a significant reduction in demand including reduced demand for older technology products. In addition, many semiconductor manufacturers have operations and customers in Asia, a region which in recent years has experienced serious economic problems including currency devaluations, debt defaults, lack of liquidity and recessions. MKS cannot be certain that semiconductor downturns will not recur. A decline in the level of orders as a result of any future downturn or slowdown in the semiconductor capital equipment industry could have a material adverse effect on MKS' business, financial condition and results of operations.

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

For example, MKS was in the process of increasing its production capacity when the semiconductor capital equipment market began to experience a significant downturn in 1996. This downturn had a material adverse effect on MKS' operating results in the second half of 1996 and the first half of 1997. After an increase in business in the latter half of 1997, the market experienced another downturn in 1998, which had a material adverse effect on MKS' 1998 and first quarter 1999 operating results. More recently, the semiconductor capital equipment market experienced a significant downturn during 2001 and continuing through the first quarter of 2002. As a result, MKS experienced a reduction in demand from OEM customers in 2001 and the first quarter of 2002, which has had a material adverse effect on MKS' operating results. During 2001 gross margins were negatively affected by special charges for excess and obsolete inventory of $14.0 million in the fourth quarter of 2001 and $2.6 million in the second quarter of 2001. The charges were significantly higher than normal and were primarily caused by a significant reduction in demand including reduced demand for older technology products. As a result of the factors discussed above, it is likely that MKS will in the future experience quarterly or annual fluctuations and that, in one or more future quarters, its operating results will fall below the expectations of public market analysts or investors. In any such event, the price of MKS' common stock could decline significantly.

THE LOSS OF NET SALES TO ANY ONE OF MKS' MAJOR CUSTOMERS WOULD LIKELY HAVE A MATERIAL ADVERSE EFFECT ON MKS.

MKS' top ten customers accounted for approximately 39% of its net sales in 2001, 52% of its net sales in 2000 and 46% of its net sales in 1999. The loss of a major customer or any reduction in orders by these customers, including reductions due to market or competitive conditions, would likely have a material adverse effect on MKS' business, financial condition and results of operations. During 2001 and 2000, one customer, Applied Materials, accounted for approximately 18% and 30%, respectively, of MKS' net sales. None of MKS' significant customers, including Applied Materials, has entered into an agreement requiring it to purchase any minimum quantity of MKS' products. The demand for MKS' products from its semiconductor capital equipment customers depends in part on orders received by them from their semiconductor device manufacturer customers.

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

MKS acquired Compact Instrument Technology, LLC ("Compact Instrument") in March 2000, Telvac Engineering, Ltd. ("Telvac") in May 2000, Spectra Instruments, LLC ("Spectra") in July 2000, D.I.P., Inc. ("D.I.P.") in September 2000, Applied Science and Technology, Inc. ("ASTeX") in January 2001, On-Line Technologies, Inc. ("On-Line") in April 2001, the ENI Business ("ENI") of Emerson Electric Co. in January 2002, Tenta Technologies Ltd. ("Tenta") in March 2002, and IPC Fab Automation GmbH ("IPC") in April 2002. As a part of its business strategy, MKS may enter into additional business combinations and acquisitions. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of MKS' ongoing business and distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses.

If MKS is not successful in completing acquisitions that it may pursue in the future, it may be required to reevaluate its growth strategy, and MKS may have incurred substantial expenses and devoted significant management time and resources in seeking to complete proposed acquisitions that will not generate benefits for it.

In addition, with future acquisitions, MKS could use substantial portions of its available cash as all or a portion of the purchase price. MKS could also issue additional securities as consideration for these acquisitions, which could cause significant stockholder dilution. MKS' acquisitions of Compact Instrument, Telvac, Spectra, D.I.P., ASTeX, On-Line, ENI, Tenta, and IPC and any future acquisitions may not ultimately help MKS achieve its strategic goals and may pose other risks to MKS.

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

International sales, which include sales by MKS' foreign subsidiaries, but exclude direct export sales (which were less than 10% of MKS' total net sales), accounted for approximately 31% of net sales in 2001, 23% of net sales in 2000 and 25% of net sales in 1999.

MKS anticipates that international sales will continue to account for a significant portion of MKS' net sales. In addition, certain of MKS' key domestic customers derive a significant portion of their revenues from sales in international markets. Therefore, MKS' sales and results of operations could be adversely affected by economic slowdowns and other risks associated with international sales.

RISKS RELATING TO MKS' INTERNATIONAL OPERATIONS COULD ADVERSELY AFFECT MKS' OPERATING RESULTS.

MKS has substantial international sales, service, and manufacturing operations in Europe and Asia, which exposes MKS to foreign operational and political risks that may harm MKS' business. MKS' international operations are subject to inherent risks, which may adversely affect MKS, including:

- political and economic instability in countries where we have sales, service, and manufacturing operations, particularly in Asia;
- fluctuations in the value of currencies and high levels of inflation, particularly in Asia;
- changes in labor conditions and difficulties in staffing and managing foreign operations, including, but not limited to, labor unions;
- greater difficulty in collecting accounts receivable and longer payment cycles;
-        burdens and costs of compliance with a variety of foreign laws;
         increases in duties and taxation;
- imposition of restrictions on currency conversion or the transfer of funds;
-        changes in export duties and limitations on imports or exports;
-        expropriation of private enterprises; and
-        unexpected changes in foreign regulations.

If any of these risks materialize, our operating results may be adversely affected.

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

As of March 31, 2002, MKS owned 125 U.S. patents and 84 foreign patents and had 59 pending U.S. patent applications and 137 pending foreign patent applications. Although MKS seeks to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, it cannot be certain that:


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

CERTAIN STOCKHOLDERS HAVE A SUBSTANTIAL INTEREST IN MKS AND MAY BE ABLE TO EXERT SUBSTANTIAL INFLUENCE OVER MKS' ACTIONS.

As of January 31, 2002, John R. Bertucci, president, chairman and chief executive officer of MKS, and certain members of his family, in the aggregate, beneficially owned approximately 29.8% of MKS' outstanding common stock. As a result, these stockholders, acting together, are able to exert substantial influence over the actions of MKS. Pursuant to the acquisition of the ENI Business of Emerson Electric Co. ("Emerson"), MKS issued approximately 24% of its then outstanding shares of common stock to Emerson. Accordingly, Emerson is able to exert substantial influence over MKS' actions.

SOME PROVISIONS OF MKS' RESTATED ARTICLES OF ORGANIZATION, AS AMENDED, MKS' AMENDED AND RESTATED BY-LAWS AND MASSACHUSETTS LAW COULD DISCOURAGE POTENTIAL ACQUISITION PROPOSALS AND COULD DELAY OR PREVENT A CHANGE IN CONTROL OF MKS.

Anti-takeover provisions could diminish the opportunities for stockholders to participate in tender offers, including tender offers at a price above the then current market value of the common stock. Such provisions may also inhibit increases in the market price of the common stock that could result from takeover attempts. For example, while MKS has no present plans to issue any preferred stock, MKS' board of directors, without further stockholder approval, may issue preferred stock that could have the effect of delaying, deterring or preventing a change in control of MKS. The issuance of preferred stock could adversely affect the voting power of the holders of MKS' common stock, including the loss of voting control to others. In addition, MKS' amended and restated by-laws provide for a classified board of directors consisting of three classes. The classified board could also have the effect of delaying, deterring or preventing a change in control of MKS.

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Consolidated Financial Statements for year ended December 31, 2001, which was filed on Form 10-K on April 1, 2002. MKS enters into local currency purchased options and forward exchange contracts to reduce currency exposure arising from intercompany sales of inventory. The potential fair value loss for a hypothetical 10% adverse change in currency exchange rates on MKS' local currency purchased options at March 31, 2002 would be approximately $ 300,000. The potential loss was estimated by calculating the fair value of the local currency purchased options at March 31, 2002 and comparing that with those calculated using the hypothetical currency exchange rates. The potential fair value loss for a hypothetical 10% adverse change in the forward currency exchange rate on MKS' forward exchange contracts at March 31, 2002 would be $458,000. The potential loss was estimated by calculation the fair value of the forward exchange contacts at March 31, 2002 and comparing that with those calculated using the hypothetical forward currency exchange rate. There were no other material changes in MKS' exposure to market risk from December 31, 2001.

PART II  OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

There have been no material developments since the filing of MKS' Annual Report on Form 10-K on April 1, 2002.

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)      Recent Sales of Unregistered Securities.

                  On January 31, 2002, MKS issued 12,000,000 shares of its common stock to Emerson Electric Co., the former stockholder of the ENI Business, in connection with its acquisition of the ENI Business. The shares of common stock were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because there was no public offering of the common stock issued. No underwriters were involved in the sale of these securities.

                  On March 13, 2002, MKS issued an aggregate of 700,000 shares of its common stock to the former stockholders of Tenta Technology
         Ltd. ("Tenta") in connection with its acquisition of Tenta. Of the 700,000 shares issued, 337,780 shares of common stock were exempt from registration under Regulation D of the Securities Act of 1933, as amended and 362,220 shares of common stock were exempt from registration under Regulation S of the Securities Act of 1933, as amended. No underwriters were involved in the sale of these securities.

         (d) Use of Proceeds from Sales of Registered Securities. The Company has previously provided information on Form 10-Q for the quarter ended September 30, 2000 relating to the use of proceeds from the sale of securities by the Company pursuant to the Registration Statement on Form S-1 (Reg. No. 333-71363) that was declared effective by the Securities and Exchange Commission on March 29, 1999. As of March 31, 2002, approximately $20.8 million of the net proceeds from the securities sold has been used to acquire businesses. There has been no other change to the information previously provided.

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

         ITEM 5.  OTHER INFORMATION

None.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

         Exhibit No.       Exhibit Description

         10.1.1 Fourth Amendment to Amended and Restated 1995 Stock Incentive Plan of MKS Instruments, Inc.
         10.1.2 Fifth Amendment to Amended and Restated 1995 Stock Incentive Plan of MKS, Inc.


(b)      Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K on February 12, 2002 and Amendment No. 1 to such Current Report on Form 8-K on April 15, 2002 to report that the Company had completed its acquisition of the ENI Business of Emerson Electric Co. and to provide the financial statements and the pro forma financial information required.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MKS INSTRUMENTS, INC.




May 15, 2002                    By:  /s/ Ronald C. Weigner
                                     Ronald C. Weigner
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)

EXHIBIT INDEX




         Exhibit No.       Exhibit Description
               10.1.1      Fourth Amendment to Amended and Restated 1995 Stock
                           Incentive Plan of MKS Instruments, Inc.

               10.1.2 Fifth Amendment to Amended and Restated 1995 Stock Incentive Plan of MKS, Inc.