Form 10-Q
period 2002-06-30
MKS INSTRUMENTS INC
filed 2002-08-13
CIK 1049502

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

         (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 0-23621

                              MKS INSTRUMENTS, INC.

             (Exact name of registrant as specified in its charter)

Massachusetts                                              04-2277512
--------------------------------------------------------------------------------
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                          Identification No.)

Six Shattuck Road, Andover, Massachusetts                  01810
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code         (978) 975-2350
                                                          ----------------------

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

Number of shares outstanding of the issuer's common stock as of July 31, 2002:
51,242,229

                              MKS INSTRUMENTS, INC.
                                    FORM 10-Q
                                      INDEX

PART I         FINANCIAL INFORMATION

      ITEM 1.       FINANCIAL STATEMENTS

                    Consolidated Balance Sheets -
                    June 30, 2002 and December 31, 2001

                    Consolidated Statements of Income  -
                    Three and six months ended June 30, 2002 and 2001

                    Consolidated Statements of Cash Flows - Six months ended June 30, 2002 and 2001

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

      ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

      ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      ITEM 5.       OTHER INFORMATION

      ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

PART I.  FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

                              MKS INSTRUMENTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                         June 30, 2002         December 31, 2001
                                                                                         -------------         -----------------
                                                                                          (Unaudited)
                                      ASSETS
Current assets:
    Cash and cash equivalents......................................................        $   76,892               $ 120,869
    Short-term investments.........................................................            28,015                  16,625
    Trade accounts receivable, net.................................................            54,773                  35,778
    Inventories....................................................................            88,094                  56,954
    Deferred tax asset.............................................................            20,236                  16,426
    Other current assets...........................................................            16,173                  16,353
                                                                                           ----------               ---------
        Total current assets.......................................................           284,183                 263,005
    Property, plant and equipment, net.............................................            86,181                  69,634
    Goodwill.......................................................................           258,891                  31,113
    Acquired intangible assets, net................................................            75,276                  21,172
    Long-term investments..........................................................            16,092                  11,029
    Other assets...................................................................            13,148                  15,236
                                                                                            ---------               ---------
        Total assets...............................................................         $ 733,771               $ 411,189
                                                                                            =========               =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings .........................................................         $   8,440               $   9,238
    Current portion of long-term debt .............................................             4,729                   5,074
    Current portion of capital lease obligations ..................................               417                     503
    Accounts payable...............................................................            23,675                   9,668
    Accrued compensation...........................................................             7,135                   6,116
    Other accrued expenses.........................................................            25,841                  15,551
                                                                                            ---------               ---------
        Total current liabilities..................................................            70,237                  46,150
Long-term debt.....................................................................            12,878                  10,916
Long-term portion of capital lease obligations.....................................               192                     341
Deferred tax liability.............................................................            20,895                     ---
Other liabilities..................................................................             1,562                     911
Commitments and contingencies (Note 11)
Stockholders' equity:
    Preferred Stock, $0.01 par value, 2,000,000 shares
        authorized; none issued and outstanding....................................               ---                     ---
    Common Stock, no par value, 200,000,000 shares authorized;
        51,258,774 and 37,998,699 issued and outstanding at
        June 30, 2002 and December 31, 2001, respectively..........................               113                     113
    Additional paid-in capital.....................................................           575,147                 285,252
    Retained earnings..............................................................            51,679                  68,160
    Accumulated other comprehensive income (loss)..................................             1,068                    (654)
                                                                                            ---------               ---------
        Total stockholders' equity.................................................           628,007                 352,871
                                                                                            ---------               ---------
        Total liabilities and stockholders' equity.................................         $ 733,771               $ 411,189
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

                              MKS INSTRUMENTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                          Three Months Ended                Six Months Ended
                                                                               June 30,                        June 30,
                                                                         2002             2001            2002            2001
                                                                         ----             ----            ----            ----
Net sales........................................................       $85,932         $ 72,656        $144,999        $183,544
Cost of sales....................................................        56,217           46,838          96,064         114,531
                                                                        -------         --------        --------        --------
Gross profit.....................................................        29,715           25,818          48,935          69,013
Research and development.........................................        12,053            9,453          21,185          20,604
Selling, general and administrative..............................        20,721           17,576          37,779          36,633
Amortization of goodwill and acquired intangible assets..........         4,137            2,745           6,342           4,985
Goodwill impairment charge.......................................           ---              ---             ---           3,720
Merger expenses..................................................           ---              ---             ---           7,708
Purchase of in-process research and development..................         2,290            2,340           8,390           2,340
                                                                        -------         --------        --------        --------
Loss from operations.............................................        (9,486)          (6,296)        (24,761)         (6,977)
Interest expense.................................................           252              371             581             773
Interest income..................................................           608            1,380           1,363           3,174
                                                                        -------         --------        --------        --------
Loss before income taxes.........................................        (9,130)          (5,287)        (23,979)         (4,576)
Provision (benefit) for income taxes ............................        (4,436)          (1,105)         (7,498)          1,711
                                                                        -------         --------        --------        --------
Net loss.........................................................       $(4,694)        $ (4,182)       $(16,481)       $ (6,287)

Net loss per share:
    Basic and diluted............................................       $ (0.09)        $  (0.11)       $  (0.34)       $  (0.17)
                                                                        =======         ========        ========        ========
Weighted average common shares outstanding:
    Basic and diluted............................................        51,152           37,475          48,720          37,172
                                                                        =======         ========        ========        ========

    The accompanying notes are an integral part of the consolidated financial statements.

                              MKS INSTRUMENTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                                                            Six Months Ended
                                                                                                              June 30,
                                                                                                    2002                    2001
                                                                                                    ----                    ----
Cash flows from operating activities:
    Net loss............................................................................         $  (16,481)             $  (6,287)
    Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation and amortization...................................................             13,522                 10,552
        Goodwill impairment charge......................................................                ---                  3,720
        Purchase of in-process research and development.................................              8,390                  2,340
        Other...........................................................................                464                     21
        Changes in operating assets and liabilities net of effects of businesses acquired:
           Trade accounts receivable....................................................            (13,324)                36,390
           Inventories..................................................................             (8,458)                 2,109
           Other current assets.........................................................              3,063                 (1,916)
           Accrued expenses and other current liabilities...............................             (3,048)               (22,281)
           Accounts payable.............................................................              7,345                 (9,818)
                                                                                                 ----------              ---------
    Net cash provided by (used in) operating activities.................................             (8,527)                14,830
                                                                                                 ----------              ---------
    Cash flows from investing activities:
        Maturities and sales of short-term and long-term investments....................             33,354                  9,790
        Purchases of short-term and long-term investments...............................            (49,970)                (8,718)
        Purchases of property, plant and equipment......................................             (3,940)                (9,539)
        Increase in other assets........................................................               (511)                (2,413)
        Purchases of businesses, net of cash acquired...................................            (16,298)                (6,991)
                                                                                                 ----------              ---------
    Net cash used in investing activities...............................................            (37,365)               (17,871)
                                                                                                 ----------              ---------
    Cash flows from financing activities:
        Proceeds from short-term borrowings.............................................              6,968                 21,647
        Payments on short-term borrowings...............................................             (9,193)               (24,382)
        Principal payments on long-term debt............................................             (3,616)                (1,371)
        Proceeds from long-term debt....................................................                ---                    833
        Proceeds from exercise of stock options.........................................              7,518                  3,248
        Principal payments under capital lease obligations..............................               (231)                  (409)
                                                                                                 ----------              ---------
    Net cash provided by (used in) financing activities.................................              1,446                   (434)
                                                                                                 ----------              ---------
    Effect of exchange rate changes on cash and cash equivalents........................                469                   (430)
                                                                                                 ----------              ---------
    Decrease in cash and cash equivalents...............................................            (43,977)                (3,905)
    Cash and cash equivalents at beginning of period....................................            120,869                123,082
    Effect of excluded results of ASTeX (Note 1)........................................                ---                 (3,142)
                                                                                                 ----------              ---------
    Cash and cash equivalents at end of period..........................................         $   76,892              $ 116,035
                                                                                                 ==========              =========
    Supplemental disclosure of cash flow information:
        Cash paid during the period for:
           Interest.....................................................................         $      442              $     651
                                                                                                 ==========              =========
           Income taxes.................................................................         $    1,901              $  12,092
                                                                                                 ==========              =========
        Noncash transactions during the period:
           Stock and options issued for acquisitions....................................         $  282,341              $  12,110
                                                                                                 ==========              =========

    The accompanying notes are an integral part of the consolidated financial statements.

                              MKS INSTRUMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Tables in thousands, except per share data)

1)       Basis of Presentation
         The interim financial data as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 is unaudited; however, in the opinion of MKS Instruments, Inc., the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The terms "MKS" and the "Company" refer to MKS Instruments, Inc. and its subsidiaries. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the December 31, 2001 audited financial statements and notes thereto included in the MKS Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

         On January 26, 2001, MKS completed its acquisition of Applied Science and Technology, Inc. ("ASTeX") in a transaction accounted for under the pooling of interests method of accounting. Under the terms of the agreement, each outstanding share of ASTeX common stock was exchanged for 0.7669 newly issued shares of common stock of MKS, resulting in the issuance of approximately 11.2 million shares of common stock of MKS, representing approximately 30% of its then outstanding shares.

         As a result of conforming dissimilar fiscal year-ends, ASTeX's results of operations for the six-month period ended December 31, 2000 are excluded from the consolidated financial statements. As a result, the statement of cash flows for the six month period ended June 30, 2001 reflects an adjustment of $3,142,000, which represents the ASTeX cash flow during the excluded period.

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

3)       Recent Accounting Pronouncements
         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" ("SFAS 143"). The objective of SFAS 143 is to provide accounting guidance for legal obligations associated with the retirement of long-lived assets. The retirement obligations included within the scope of this pronouncement are those that an entity cannot avoid as a result of either the acquisition, construction or normal operation of a long-lived asset. Components of larger systems also fall under this pronouncement, as well as tangible long-lived assets with indeterminable lives. The provisions of SFAS 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the expected impact of the adoption of SFAS 143 on the Company's financial condition, cash flows and results of operations. The Company will adopt the standard in the first quarter of fiscal 2003.

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Effective January 1, 2002, the Company adopted SFAS 144. The adoption of SFAS 144 did not have a material impact on the Company's financial position and results of operations.

         In June 2002, Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") was issued. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is currently reviewing the provisions of SFAS 146 to determine the standard's impact upon adoption.

4)       Goodwill and Intangible Assets
         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles such as goodwill, reassessment of the useful lives of existing recognized intangible assets, and reclassification of certain intangibles out of previously reported goodwill.

         Intangible Assets
         The Company adopted SFAS 142 on January 1, 2002. In accordance with this statement, the Company reassessed the classification of its goodwill and intangible assets. This analysis, which was completed during the quarter ended March 31, 2002, resulted in the reclassification of workforce related intangible assets of $2,023,000 to goodwill. Also, in accordance with this statement, the Company reassessed the useful lives of its amortizable intangible assets and determined that the lives were appropriate.

         Acquired amortizable intangible assets consisted of the following as of June 30, 2002:

                                                            Gross                               Net            Weighted
                                                           Carrying         Accumulated      Carrying          Average
                                                            Amount         Amortization        Amount         Useful Life
                                                            ------         ------------        ------         -----------
Completed technology..............................         $ 69,394         $  (9,465)        $ 59,929         6 years
Customer relationships............................            6,640            (1,283)           5,357         7 years
Patents, trademarks, tradenames and other.........           12,394            (2,404)           9,990         7 years
                                                           --------         ---------         --------
                                                           $ 88,428         $ (13,152)        $ 75,276         6 years
                                                           ========         =========         ========

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

         Amortizable intangible assets consisted of the following as of December 31, 2001:

                                                             Gross                                Net
                                                           Carrying         Accumulated         Carrying
                                                            Amount          Amortization         Amount
                                                            ------          ------------         ------
Completed technology..............................          $16,564           $(4,402)           $12,162
Customer relationships............................            4,040              (851)             3,189
Patents, trademarks, tradenames and other.........            8,132            (2,311)             5,821
                                                            -------           -------            -------
                                                            $28,736           $(7,564)           $21,172
                                                            =======           =======            =======

         Aggregate amortization expense related to acquired intangibles for the three and six months ended June 30, 2002 was $4,137,000 and $6,342,000, respectively. Estimated amortization expense related to acquired intangibles for each of the five succeeding fiscal years is as follows:

Year                                                 Amount
----                                                 ------
2002                                                $13,805
2003                                                 14,576
2004                                                 14,251
2005                                                 13,351
2006                                                 11,249

         Goodwill
         SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. As of June 30, 2002, the Company completed the transitional goodwill impairment test and no adjustment to goodwill was necessary. The changes in the carrying amount of goodwill by reportable segments during the three and six months ended June 30, 2002 were as follows:

                                                              North America        Far East         Europe           Total
                                                              -------------        --------         ------           -----
Balance at December 31, 2001..............................       $ 29,606              $296        $ 1,211        $ 31,113
Workforce reclassification................................          2,023               ---            ---           2,023
Goodwill acquired during the quarter......................        203,496               ---         14,678         218,174
                                                                 --------              ----        -------        --------
Balance at March 31, 2002.................................        235,125               296         15,889         251,310
Finalization of identifiable intangible assets allocation.         (6,089)              ---            ---          (6,089)
Finalization of purchase price allocation.................            ---               ---          4,022           4,022
Goodwill acquired during the quarter......................            ---               ---          9,648           9,648
                                                                 --------              ----        -------        --------
Balance at June 30, 2002..................................       $229,036              $296        $29,559        $258,891
                                                                 ========              ====        =======        ========

         The following is the effect on net income and net income per share had SFAS No. 142 been in effect for the following periods:

                                                                                         Three Months         Six Months
                                                                                            Ended               Ended
                                                                                           June 30,            June 30,
                                                                                             2001                2001
                                                                                          ----------          ----------
Reported net loss..................................................................        $ (4,182)          $ (6,287)
Add back: impact of goodwill amortization, net of taxes............................           1,420              2,330
                                                                                           --------           --------
Adjusted net loss..................................................................        $ (2,762)          $ (3,957)
                                                                                           ========           ========
Basic and diluted net loss per share...............................................        $  (0.11)          $  (0.17)
Add back: impact of goodwill amortization, net of taxes............................            0.04               0.06
                                                                                           --------           --------
Adjusted basic and diluted net loss per share......................................        $  (0.07)          $  (0.11)
                                                                                           ========           ========

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

5)       Cash and Cash Equivalents and Investments
         Cash and Cash equivalents consist of the following:

                                                                                            June 30,          December 31,
                                                                                              2002                2001
                                                                                              ----                ----
Cash and Money Market Instruments...................................................        $ 30,957          $ 101,045
Commercial Paper....................................................................          24,500              8,094
Federal Government and Government Agency Obligations................................          16,011             11,730
State and Municipal Government Obligations..........................................           4,126                ---
Corporate Obligations...............................................................           1,298                ---
                                                                                            --------          ---------
                                                                                            $ 76,892          $ 120,869
                                                                                            ========          =========

         Short-term available-for-sale investments at market value maturing within one year consist of the following:

                                                                                           June 30,           December 31,
                                                                                             2002                 2001
                                                                                             ----                 ----
Federal Government and Government Agency Obligations................................        $ 22,387          $  5,442
Corporate Obligations...............................................................           3,219               ---
Certificate of Deposits.............................................................           2,409               ---
Commercial Paper....................................................................             ---             8,083
State and Municipal Government Obligations..........................................             ---             3,100
                                                                                            --------          --------
                                                                                            $ 28,015          $ 16,625
                                                                                            ========          ========

         Long-term available-for-sale investments at market value with maturities of 1 to 5 years consist of the following:

                                                                                           June 30,          December 31,
                                                                                             2002                2001
                                                                                             ----                ----
Federal Government and Government Agency Obligations................................        $  6,069          $   1,008
State and Municipal Government Obligations..........................................             150              7,021
Corporate Obligations...............................................................           9,873              3,000
                                                                                            --------          ---------
                                                                                            $ 16,092          $  11,029
                                                                                            ========          =========

6)       Net Loss Per Share
         The following table sets forth the computation of basic and diluted net loss per share:

                                                                                            Three Months Ended June 30,
                                                                                             2002                 2001
                                                                                             ----                 ----

Numerator
     Net loss.......................................................................        $ (4,694)          $ (4,182)
                                                                                            ========           ========
Denominator
    Shares used in net loss per common share - basic and diluted....................          51,152             37,475
                                                                                            ========           ========
Net loss per common share
    Basic and diluted...............................................................        $  (0.09)          $  (0.11)
                                                                                            ========           ========

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

                                                                                             Six Months Ended June 30,
                                                                                             2002                 2001
                                                                                             ----                 ----
Numerator
     Net loss.......................................................................        $ (16,481)          $ (6,287)
                                                                                            =========           ========
Denominator
    Shares used in net loss per common share - basic and diluted....................           48,720             37,172
                                                                                            =========           ========
Net loss per common share
    Basic and diluted...............................................................        $   (0.34)          $ (0.17)
                                                                                            =========           =======

         For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price greater than the average market price of the common shares during the period. All options outstanding during the three and six months ended June 30, 2002 and 2001 are excluded from the calculation of diluted net loss per common share because their inclusion would be anti-dilutive. There were options to purchase approximately 7,203,000 and 5,168,000 shares of the Company's common stock outstanding as of June 30, 2002 and 2001, respectively.

7)       Inventories
         Inventories consist of the following:

                                                                                               June 30,          December 31,
                                                                                                2002                2001
                                                                                                ----                ----
Raw material........................................................................          $ 35,663           $ 21,019
Work in process.....................................................................            23,233             15,362
Finished goods......................................................................            29,198             20,573
                                                                                              --------           --------
                                                                                              $ 88,094           $ 56,954
                                                                                              ========           ========

8)       Stockholders' Equity
         Total comprehensive loss was as follows:

                                                                                                Three Months Ended June 30,
                                                                                                 2002               2001
                                                                                                 ----               ----
Net loss.......................................................................                $(4,694)           $(4,182)
Other comprehensive income (loss), net of taxes:
    Changes in value of financial instruments designated
      as hedges of currency and interest rate exposures........................                      4               (145)
    Foreign currency translation adjustment....................................                  2,151               (359)
    Unrealized gain (loss) on investments......................................                    118                 (1)
                                                                                               -------            -------
Other comprehensive income (loss), net of taxes................................                  2,273               (505)
                                                                                               -------            -------
Total comprehensive loss.......................................................                $(2,421)           $(4,687)
                                                                                               =======            =======

                                                                                               Six Months Ended June 30,
                                                                                                 2002               2001
                                                                                                 ----               ----
Net loss.........................................................................             $(16,481)           $(6,287)
Other comprehensive income (loss), net of taxes:
    Changes in value of financial instruments designated
      as hedges of currency and interest rate exposures..........................                 (152)               613
    Foreign currency translation adjustment......................................                1,811               (965)
    Unrealized gain (loss) on investments........................................                   63               (314)
                                                                                              --------            -------
Other comprehensive income (loss), net of taxes..................................                1,722               (666)
                                                                                              --------            -------
Total comprehensive loss.........................................................             $(14,759)           $(6,953)
                                                                                              ========            =======

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

9)       Income Taxes

         Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

         The Company does not provide for a U.S. income tax liability on undistributed earnings of its foreign subsidiaries. The earnings of non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, are indefinitely reinvested in non-U.S. operations or will be remitted substantially free of additional tax. As of June 30, 2002, the unrecognized deferred tax liability associated with these unremitted earnings was approximately $800,000.

10)      Segment Information and Significant Customer
         Segment information for the three months ended June 30, 2002 and 2001 was as follows:

                                             North America       Far East         Europe          Total
                                             -------------       --------         ------          -----
Net sales to unaffiliated customers 2002        $58,294           $18,773         $8,865         $85,932
                                    2001         49,064            12,440         11,152          72,656

             Intersegment net sales 2002         16,895             4,530            319          21,744
                                    2001         10,015               358            323          10,696

      Income (loss) from operations 2002        (11,090)            1,692            (88)         (9,486)
                                    2001         (9,770)            1,462          2,012          (6,296)

         Segment information for the six months ended June 30, 2002 and 2001 was as follows:

                                            North America       Far East         Europe          Total
                                            -------------       --------         ------          -----
Net sales to unaffiliated customers 2002        $97,688           $30,109        $17,202        $144,999
                                    2001        130,196            29,803         23,545         183,544

             Intersegment net sales 2002         27,029             4,654            656          32,339
                                    2001         28,407               688            715          29,810

      Income (loss) from operations 2002        (28,287)            2,592            934         (24,761)
                                    2001        (14,782)            3,347          4,458          (6,977)

         The Company had one customer comprising 27% and 16% of net sales for the three months ended June 30, 2002 and 2001, respectively, and 23% and 20% for the six months ended June 30, 2002 and 2001, respectively.

                              MKS INSTRUMENTS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

11)      Commitments and Contingencies
         On November 3, 1999, On-Line Technologies Inc., which was acquired by the Company in April 2001, brought suit in federal district court in Connecticut against Perkin-Elmer, Inc. and certain other defendants for infringement of On-Line's patent related to its FTIR spectrometer product. The suit seeks injunctive relief and damages for infringement. Perkin-Elmer, Inc. has filed a counterclaim seeking invalidity of the patent, costs, and attorneys' fees. The Company believes that the counterclaim is without merit.

         On November 30, 2000, ASTeX, which was acquired by the Company in January 2001, brought suit in federal district court in Delaware against Advanced Energy Industries, Inc. ("Advanced Energy") for infringement of ASTeX's patent related to its Astron product. The Company is seeking injunctive relief and damages for infringement. Advanced Energy has filed a counterclaim seeking judgements that the patent is invalid, unenforceable, and not infringed, in addition to costs, and attorneys' fees. The Company believes that the counterclaim is without merit. On May 17, 2002, a jury affirmed the validity of the Company's patent and found that Advanced Energy infringed the patent. The jury awarded the Company $4.2 milliopn in damages. On May 31, 2002, based on the jury's findings, the Court entered a judgement on the infringement claim and damage amount in favor of the Company and against Advanced Energy. The Court awarded $4.2 million in damages to compensate the Company for Advanced Energy's infringing activity. Advanced Energy filed motions to overturn the verdict. Accordingly, the Company has not recorded the awarded amount as of June 30, 2002.

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

12)      Acquisitions
         On January 31, 2002, MKS completed its acquisition of the ENI Business of Emerson Electric Co. ("ENI"), a supplier of solid-state radio frequency (RF) and direct current (DC) plasma power supplies, matching networks and instrumentation to the semiconductor thin-film processing industries. The reasons for the acquisition of ENI were based upon the ability to offer higher value and more integrated application solutions by combining ENI's solid-state power conversion technology with the Company's core competency in plasma and reactive gas solutions. The acquisition has been accounted for under the purchase method of accounting. The purchase price was approximately $266,530,000 and consisted of approximately 12,000,0000 shares of MKS common stock valued at approximately $261,264,000 and transaction expenses of approximately $5,266,000. The value of MKS common stock was approximately $21.7720 per share based on the average closing price of MKS' common stock for the five-day period including the date of the announcement of the signing of the merger agreement and the two days preceding and succeeding such date.

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

         During the three months ended June 30, 2002, the valuation of the acquired identifiable intangible assets was finalized. The finalization of the valuation resulted in a $14,100,000 increase in the value of acquired intangible assets, a $1,400,000 increase in the value of purchased in-process research and development, a $5,214,000 increase in deferred tax liabilities related to acquired intangible assets, and a $6,089,000 reduction in goodwill. The purchase price was allocated to the assets acquired based upon their estimated fair values and resulted in an allocation of approximately $197,407,000 to goodwill. The results of operations are included in the Company's consolidated statement of income as of and since the date of the purchase. The allocation of the purchase price to certain fixed assets is preliminary and dependent upon the completion of a valuation analysis. The preliminary allocation of the purchase price is as follows:

Current assets...................................................   $    31,038
Other assets.....................................................         2,123
Fixed assets.....................................................        18,882
Completed technology.............................................        39,600
Patents..........................................................         6,500
Customer relationships...........................................         2,600
In-process research and development..............................         7,500
Goodwill.........................................................       197,407
Other liabilities................................................       (14,167)
Long term liabilities............................................       (24,953)
                                                                     ----------
                                                                     $  266,530
                                                                     ==========

         The amounts allocated to acquired intangible assets are being amortized using the straight-line method over their respective estimated useful lives: 6 years for completed technology, 8 years for patents, and 8 years for customer relationships. The total weighted average amortizable life of the acquired intangible assets is 6 years.

         In connection with the acquisition of ENI, the Company obtained an appraisal from an independent appraiser of the fair value of its intangible assets. This appraisal valued purchased in-process research and development ("IPR&D") of various projects for the development of new products and technologies at approximately $7,500,000. Because the technological feasibility of products under development had not been established and no future alternative uses existed, the purchased IPR&D was written off during the six months ended June 30, 2002. The value of the purchased IPR&D was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value. Each project was analyzed to determine the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. The cash flows derived from the IPR&D projects were discounted at rates ranging from 25% to 30%. The Company believes these rates were appropriate given the risks associated with the technologies for which commercial feasibility had not been established. The percentage of completion for each in-process project was determined by identifying the cost incurred to date of the project as a ratio of the total estimated cost required to bring the project to technical and commercial feasibility. The percentage of completion for in-process projects acquired ranged from 65% to 80%, based on management's estimates of tasks completed and the tasks to be completed to bring the projects to technological and commercial feasibility. The projects were generally expected to have durations of up to 12 months. As of June 30, 2002, the actual development timelines and costs were in line with management's estimates.

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

         On April 5, 2002, the Company completed its acquisition of privately held IPC Fab Automation GmbH ("IPC"), a developer and provider of web-based hardware and software that enable e-diagnostics and advanced process control for advanced manufacturing customers. The reasons for the acquisition of IPC were based upon the ability to offer higher value and more integrated application solutions by integrating IPC's connectivity hardware and software with MKS' digital network products to provide a more complete process control solution. The acquisition has been accounted for under the purchase method of accounting. The purchase price was allocated to the net assets acquired based upon their estimated fair values. The purchase price allocation is preliminary and dependent upon the completion of an acquired intangibles valuation report. The results of operations are included in the Company's consolidated statement of income as of and since the date of the purchase.

         The following unaudited pro forma information presents a summary of the historical results of operations of the Company as if the ENI, Tenta, and IPC acquisitions had occurred at the beginning of each period.

                                                                   Three months ended                 Six months ended
                                                                        June 30,                          June 30,
                                                                 2002                2001            2002          2001
                                                                 ----                ----            ----          -----
Net sales................................................      $85,932            $ 99,523        $ 149,446      $ 250,274
Net loss.................................................      $(2,404)           $ (7,255)       $ (10,671)     $ (5,890)
Net loss per share:
   Basic and diluted.....................................      $ (0.05)           $ (0.14)        $   (0.21)     $  (0.12)

         The unaudited pro forma results for the three and six months ended June 30, 2002 excludes approximately $1.3 million of non-recurring charges directly related to the transaction that were incurred by Tenta prior to the date of the acquisition. Additionally, the charges for purchased IPR&D were not included in the unaudited pro forma results, because they were non-recurring and directly related to the transactions.

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

13)      Goodwill Impairment Charge
         When the Company acquired the Shamrock product line, it was expected that sales of the existing system design and development of new system designs would generate future revenues. The Company had provided potential customers with purchase quotations for Shamrock systems, including a significant quotation to a potential customer in January 2001 for the sale of several systems. The customer did not purchase the systems, and the quotation expired in March 2001. The Company was unsuccessful in selling any systems of the product line after the acquisition and, with the expiration of the significant quote in March 2001, the Company evaluated the recoverability of the long-lived assets, primarily goodwill. As a result, based on discounted cash flow analysis, the Company recorded an impairment charge for the carrying value of the related goodwill of approximately $3,720,000 in the quarter ended March 31, 2001.

14)      Merger Costs
         On January 26, 2001 MKS completed its acquisition of ASTeX in a transaction accounted for under the pooling of interests method of accounting. Under the pooling of interests method of accounting, fees and expenses related to the merger are expensed in the period of the merger. During the three months ended March 31, 2001, MKS expensed approximately $7.7 million of merger related expenses, consisting of $6.9 million of investment banking, legal, accounting, printing and other professional fees, and $0.8 million of regulatory and other costs.

                              MKS INSTRUMENTS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         ITEM 2.

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used herein, including this Management's Discussion and Analysis, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect management's current opinions and are subject to certain risks and uncertainties that could cause results to differ materially from those stated or implied. MKS Instruments, Inc. assumes no obligation to update this information. Risks and uncertainties include, but are not limited to those discussed in the section entitled "Factors That May Affect Future Results."

OVERVIEW

MKS develops, manufactures and provides instruments, components and integrated subsystems used to measure, control, power and monitor critical parameters of semiconductor and other advanced manufacturing process environments. The Company estimates that during 2001 approximately 64% of its net sales were to semiconductor capital equipment manufacturers and semiconductor device manufacturers.

On January 31, 2002, MKS completed its acquisition of the ENI Business of Emerson Electric Co. ("ENI"), a supplier of solid-state radio frequency (RF) and direct current (DC) plasma power supplies, matching networks and instrumentation to the semiconductor thin-film processing industries. The reasons for the acquisition of ENI were based upon the ability to offer higher value and more integrated application solutions by combining ENI's solid-state power conversion technology with the Company's core competency in plasma and reactive gas solutions. The acquisition has been accounted for under the purchase method of accounting. The purchase price was approximately $266,530,000 and consisted of approximately 12,000,0000 shares of MKS common stock valued at approximately $261,264,000 and transaction expenses of approximately $5,266,000. The value of MKS common stock was approximately $21.7720 per share based on the average closing price of MKS' common stock for the five-day period including the date of the announcement of the signing of the merger agreement and the two days preceding and succeeding such date. The purchase price was allocated to the assets acquired based upon their estimated fair values and resulted in an allocation of approximately $197,407,000 to goodwill. The results of operations are included in the Company's consolidated statement of income as of and since the date of the purchase.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of total net sales of certain line items included in MKS' consolidated statement of income data.

                                                                              Three months ended            Six months ended
                                                                                   June 30,                     June 30,
                                                                               2002           2001          2002            2001
                                                                               ----           ----          ----            ----
Net sales..............................................................       100.0%         100.0%         100.0%          100.0%
Cost of sales..........................................................        65.4           64.5           66.3            62.4
                                                                               ----           ----           ----            ----
Gross profit...........................................................        34.6           35.5           33.7            37.6
Research and development...............................................        14.0           13.0           14.6            11.2
Selling, general and administrative....................................        24.1           24.2           26.1            20.0
Amortization of goodwill and acquired intangible assets................         4.8            3.8            4.3             2.7
Goodwill impairment charge.............................................         ---            ---            ---             2.0
Merger expenses........................................................         ---            ---            ---             4.2
In-process research and development....................................         2.7            3.2            5.8             1.3
                                                                                ---            ---            ---             ---
Loss from operations...................................................       (11.0)          (8.7)         (17.1)           (3.8)
Interest income, net...................................................         0.4            1.4            0.6             1.3
                                                                                ---            ---            ---             ---
Loss before income taxes...............................................       (10.6)          (7.3)         (16.5)           (2.5)
Provision (benefit) for income taxes...................................        (5.1)          (1.5)          (5.1)            0.9
                                                                               ----           ----           ----             ---
Net loss...............................................................        (5.5)%         (5.8)%        (11.4)%          (3.4)%
                                                                               ====           ====          =====            ====

         Net Sales. Net sales increased 18.3% to $85.9 million for the three months ended June 30, 2002 from $72.7 million for the three months ended June 30, 2001. International net sales were approximately $27.6 million for the three months ended June 30, 2002 or 32.2% of net sales and $23.6 million for the same period of 2001 or 32.5% of net sales. The increase in net sales was due to the revenues of the companies acquired in 2002, the ENI, Tenta, and IPC businesses.

Net sales decreased 21.0% to $145.0 million for the six months ended June 30, 2002 from $183.5 million for the same period of 2001. International net sales were approximately $47.3 million for the six months ended June 30, 2002 or 32.6% of net sales and $53.3 million for the same period of 2001 or 29.1% of net sales. The decrease in net sales was due to the worldwide slowdown in demand for semiconductors, which resulted in a decline in demand for the Company's products from the Company's semiconductor capital equipment manufacturer and semiconductor device manufacturer customers. The decline in net sales was partially offset by the revenues of the companies acquired in 2002, the ENI, Tenta, and IPC businesses.

         Gross Profit. Gross profit as a percentage of net sales decreased to 34.6% for the three months ended June 30, 2002 from 35.5% for the three months ended June 30, 2001. Gross profit as a percentage of net sales decreased to 33.7% for the six months ended June 30, 2002 from 37.6% for the same period of 2001. The decrease was primarily due to lower absorption of manufacturing overhead costs.

         Research and Development. Research and development expense increased 27.5% to $12.1 million or 14.0% of net sales for the three months ended June 30, 2002 from $9.5 million or 13.0% of net sales for the three months ended June 30, 2001. The increase was primarily due to increased compensation expense of $ 1.6 million and increased expenses for project materials of $1.0 million. Research and development expense increased 2.8% to $21.2 million or 14.6% of net sales for the six months ended June 30, 2002 from $20.6 million or 11.2% of net sales for the same period of 2001. The increase was due to increased compensation expense.

         Selling, General and Administrative. Selling, general and administrative expenses increased 17.9% to $20.7 million or 24.1% of net sales for the three months ended June 30, 2002 from $17.6 million or 24.2% of net sales for the three months ended June 30, 2001. The increase was due primarily to increased professional fees of $1.5 million and other selling expenses. Selling, general and administrative expenses increased 3.1% to $37.8 million or 26.1% of net sales for the six months ended June 30, 2002 from $36.6 million or 20.0% of net sales for the same period of 2001. The increase was due primarily to increased professional fees.

         Amortization of Goodwill and Acquired Intangible Assets. Amortization expense of $4.1 million and $6.3 million for the three and six months ended June 30, 2002, respectively, represents the amortization of the identifiable intangibles resulting from the acquisitions completed by MKS. In accordance with SFAS No. 142, the Company ceased to amortize goodwill on January 1, 2002. Amortization of goodwill was $1.7 million and $2.9 million for the three and six months ended June 30, 2001, respectively. Amortization of the identifiable intangibles was $1.0 million and $2.1 million for the three and six months ended June 30, 2001, respectively.

         Goodwill Impairment Charge. When the Company acquired the Shamrock product line, it was expected that sales of the existing system design and development of new system designs would generate future revenues. The Company had provided potential customers with purchase quotations for Shamrock systems, including a significant quotation to a potential customer in January 2001 for the sale of several systems. The customer did not purchase the systems, and the quotation expired in March 2001. The Company was unsuccessful in selling any systems of the product line after the acquisition and, with the expiration of the significant quote in March 2001, the Company evaluated the recoverability of the long-lived assets, primarily goodwill. As a result, based on discounted cash flow analysis, the Company recorded an impairment charge for the carrying value of the related goodwill of approximately $3.7 million in the quarter ended March 31, 2001.

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

         Purchase of In-process Technology. In-process research and development of $2.3 million for the three months ended June 30, 2002 consisted of $1.4 million related to the increase in the value of the in-process research and development resulting from the finalization of the ENI purchase price allocation and $0.9 million from the purchase of Tenta and IPC. In-process research and development of $8.4 million for the six months ended June 30, 2002 arose from the acquisitions the Company made in 2002.

         In January 2002, the Company acquired ENI in a transaction accounted for under the purchase method. The purchase price was allocated to the assets acquired, including intangible assets, based on their estimated fair values. The intangible assets include approximately $7.5 million for acquired in-process technology for projects, generally expected to have durations of 12 months, that did not have future alternative uses. The value of the purchased in-process technology was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value. Each project was analyzed to determine the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. The cash flows derived from the in-process technology projects were discounted at rates ranging from 25% to 30%. The Company believes these rates were appropriate given the risks associated with the technologies for which commercial feasibility had not been established. The percentage of completion for each in-process project was determined by identifying the cost incurred to date of the project as a ratio of the total cost required to bring the project to technical and commercial feasibility. The percentage completion for in-process projects acquired ranged from 65% to 80% complete, based on management's estimates of tasks completed and the tasks to be completed to bring the projects to technological and commercial feasibility. At the date of the acquisition, the development of these projects had not yet reached technological feasibility, and the technology in progress had no alternative future uses. Accordingly, these costs were expensed in the first and second quarters of 2002.

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

         Interest Income (Expense), Net. During the three and six months ended June 30, 2002, the Company generated net interest income of $0.4 million and $0.8 million, respectively, primarily from the invested net proceeds of its common stock offerings, offset by interest expense on outstanding debt.

         Provision (Benefit) for Income Taxes. The effective tax rates for the three and six months ended June 30, 2002 were 49% and 31%, respectively, and differed from the statutory rate of 35% due to favorable tax attributes from its foreign subsidiaries, partially offset by non-deductible charges associated with acquisitions made in 2002. The effective tax rate for the three and six months ended June 30, 2001 were 21% and 37%, respectively and differed from the statutory rate of 35% due to non-deductible charges associated with acquisitions made in 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations and capital requirements through a combination of cash provided by operations, long-term real estate financing, capital lease financing and short-term lines of credit.

Operations used cash of $8.5 million for the six months ended June 30, 2002. The cash flow from operations for the six months ended June 30, 2002 was impacted by the net loss of $16.5 million, increases in accounts receivable and inventories of $13.3 million and $8.5 million, respectively, and offset by non-cash charges for in-process research and development of $8.4 million, depreciation and amortization of $13.5 million, and an increase in accounts payable of $7.3 million. Investing activities utilized cash of $37.4 million for the six months ended June 30, 2002 primarily from purchases of investments and purchases of businesses. Financing activities provided cash of $1.4 million, primarily from proceeds from employees exercising stock options.

Working capital was $213.9 million as of June 30, 2002, a decrease of $3.0 million from December 31, 2001. MKS entered into a credit agreement on July 31, 2002 whereby MKS has a combined $40.0 million line of credit with two banks. The credit agreement expires on July 31, 2003 and has no collateral provisions.

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

MKS estimates that approximately 64% of its sales during 2001 were to semiconductor capital equipment manufacturers and semiconductor device manufacturers, and it expects that sales to such customers will continue to account for a substantial majority of its sales. MKS' business depends upon the capital expenditures of semiconductor device manufacturers, which in turn depend upon the demand for semiconductors. Periodic reductions in demand for the products manufactured by semiconductor capital equipment manufacturers and semiconductor device manufacturers may adversely affect MKS' business, financial condition and results of operations. Historically, the semiconductor market has been highly cyclical and has experienced periods of overcapacity, resulting in significantly reduced demand for capital equipment. For example, in 1996 and 1998, the semiconductor capital equipment industry experienced significant declines, which caused a number of MKS' customers to reduce their orders. More recently, MKS has experienced a significant reduction in demand from OEM customers, and lower gross margins due to reduced absorption of manufacturing overhead at the lower revenue levels. MKS incurred special charges for excess and obsolete inventory of $14.0 million in the fourth quarter of 2001 and $2.6 million in the second quarter of 2001. The charges were significantly higher than normal and were primarily caused by a significant reduction in demand including reduced demand for older technology products. In addition, many semiconductor manufacturers have operations and customers in Asia, a region which in recent years has experienced serious economic problems including currency devaluations, debt defaults, lack of liquidity and recessions. MKS cannot be certain that semiconductor downturns will not recur. A decline in the level of orders as a result of any future downturn or slowdown in the semiconductor capital equipment industry could have a material adverse effect on MKS' business, financial condition and results of operations.

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

For example, MKS was in the process of increasing its production capacity when the semiconductor capital equipment market began to experience a significant downturn in 1996. This downturn had a material adverse effect on MKS' operating results in the second half of 1996 and the first half of 1997. After an increase in business in the latter half of 1997, the market experienced another downturn in 1998, which had a material adverse effect on MKS' 1998 and first quarter 1999 operating results. More recently, the semiconductor capital equipment market experienced a significant downturn during 2001 and continuing through the second quarter of 2002. As a result, MKS has experienced a reduction in demand from OEM customers, which has had a material adverse effect on MKS' operating results. During 2001 gross margins were negatively affected by special charges for excess and obsolete inventory of $14.0 million in the fourth quarter of 2001 and $2.6 million in the second quarter of 2001. The charges were significantly higher than normal and were primarily caused by a significant reduction in demand including reduced demand for older technology products. As a result of the factors discussed above, it is likely that MKS will in the future experience quarterly or annual fluctuations and that, in one or more future quarters, its operating results will fall below the expectations of public market analysts or investors. In any such event, the price of MKS' common stock could decline significantly.

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

RISKS RELATING TO MKS' INTERNATIONAL OPERATIONS COULD ADVERSELY AFFECT MKS' OPERATING RESULTS.

MKS has substantial international sales, service and manufacturing operations in Europe and Asia, which exposes MKS to foreign operational and political risks that may harm MKS' business. MKS' international operations are subject to inherent risks, which may adversely affect MKS, including:

- political and economic instability in countries where MKS has sales, service and manufacturing operations, particularly in Asia;
- fluctuations in the value of currencies and high levels of inflation, particularly in Asia;
- changes in labor conditions and difficulties in staffing and managing foreign operations, including, but not limited to, labor unions;
- greater difficulty in collecting accounts receivable and longer payment cycles;
-    burdens and costs of compliance with a variety of foreign laws;
-    increases in duties and taxation;
-    imposition of restrictions on currency conversion or the transfer of funds;
-    changes in export duties and limitations on imports or exports;
-    expropriation of private enterprises; and
-    unexpected changes in foreign regulations.

If any of these risks materialize, MKS' operating results may be adversely affected.

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

As of June 30, 2002, MKS owned 127 U.S. patents and 87 foreign patents and had 66 pending U.S. patent applications and 136 pending foreign patent applications. Although MKS seeks to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, it cannot be certain that:

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

PROTECTION OF MKS' INTELLECTUAL PROPERTY RIGHTS MAY RESULT IN COSTLY LITIGATION.

Litigation may be necessary in order to enforce MKS' patents, copyrights or other intellectual property rights, to protect its trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. For example, on November 3, 1999, On-Line Technologies Inc., which was acquired by MKS in April 2001, brought suit in federal district court in Connecticut against Perkin-Elmer, Inc. and certain other defendants for infringement of On-Line's patent related to its FTIR spectrometer product. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on MKS' business, financial condition and results of operations.

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

       ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Consolidated Financial Statements for year ended December 31, 2001, which was filed on Form 10-K on April 1, 2002. MKS enters into local currency purchased options and forward exchange contracts to reduce currency exposure arising from intercompany sales of inventory. The potential fair value loss for a hypothetical 10% adverse change in currency exchange rates on MKS' local currency purchased options at June 30, 2002 would be approximately $72,000. The potential loss was estimated by calculating the fair value of the local currency purchased options at June 30, 2002 and comparing that with those calculated using the hypothetical currency exchange rates. The potential fair value loss for a hypothetical 10% adverse change in the forward currency exchange rate on MKS' forward exchange contracts at June 30, 2002 would be $224,000. The potential loss was estimated by calculating the fair value of the forward exchange contacts at June 30, 2002 and comparing that with those calculated using the hypothetical forward currency exchange rate.

As of June 30, 2002, MKS had $4.0 million in inter-company debt denominated in Japanese Yen. MKS entered into forward exchange contracts to reduce the currency exposure arising from this debt. The potential fair value loss for a hypothetical 10% adverse change in the forward currency exchange rates on MKS' forward exchange contracts would be $523,000. However, since the forward contracts hedge the inter-company debt denominated in Yen, any change in the fair value of the contracts would be offset by opposite changes in the underlying value of the inter-company debt being hedged. The potential loss was estimated by calculating the fair value of the forward exchange contracts at June 30, 2002 and comparing that with those calculated using the hypothetical forward currency exchange rate.

There were no other material changes in MKS' exposure to market risk from December 31, 2001.

PART II       OTHER INFORMATION

       ITEM 1.   LEGAL PROCEEDINGS

On November 30, 2000, Applied Science and Technology, Inc. ("ASTeX"), which was acquired by the Company in January 2001, brought suit in federal district court in Delaware against Advanced Energy Industries, Inc. ("Advanced Energy") for infringement of ASTeX's patent related to its Astron product. The Company is seeking injunctive relief and damages for infringement. Advanced Energy has filed a counterclaim seeking judgements that the patent is invalid, unenforceable, and not infringed, in addition to costs, and attorneys' fees. The Company believes that the counterclaim is without merit. On May 17, 2002, a jury affirmed the validity of the Company's patent and found that Advanced Energy infringed the patent. The jury awarded the Company $4.2 million in damages. On May 31, 2002, based on the jury's findings, the Court entered a judgement on the infringement claim and damage amount in favor of the Company and against Advanced Energy. The Court awarded $4.2 million in damages to compensate the Company for Advanced Energy's infringing activity. Advanced Energy filed motions to overturn the verdict. Accordingly, the Company has not recorded the awarded amount as of June 30, 2002.

There were no other material litigation developments since the filing of MKS Annual Report on Form 10-K on April 1, 2002.

       ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

       (d)   Use of Proceeds from Sales of Registered Securities.

The Company has previously provided information on Form 10-Q for the quarter ended September 30, 2000 relating to the use of proceeds from the sale of securities by the Company pursuant to the Registration Statement on Form S-1 (Reg. No. 333-71363) that was declared effective by the Securities and Exchange Commission on March 29, 1999. As of June 30, 2002, approximately $30.8 million of the net proceeds from the securities sold has been used to acquire businesses. There has been no other change to the information previously provided.

       ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

       ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of stockholders held on May 16, 2002 (the "Annual Meeting"), the following proposals were approved as further specified below:

       1.     Election of Directors:

                             For               Withheld Authority
                             ---               ------------------
John R. Bertucci             44,847,475        3,288,877
Robert R. Anderson           47,819,739          316,613

       2. Amendment to the Restated Articles of Organization, as amended, increasing the number of authorized shares of common stock from 75,000,000 to 200,000,000.

For                 Against             Abstain/Broker Non-Votes
---                 -------             ------------------------
44,941,542          3,179,352           15,459

       3. Amendment to the Company's Amended and Restated 1995 Stock Incentive Plan, as amended, increasing the number of authorized shares of common stock from 9,750,000 to 15,000,000.

For                 Against             Abstain/Broker Non-Votes
---                 -------             ------------------------
34,895,172          10,447,436          2,793,744

       4. Amendment to the Company's Amended and Restated 1999 Employee Stock Purchase Plan, as amended, increasing the number of authorized shares of common stock from 450,000 to 700,000.

For                 Against             Abstain/Broker Non-Votes
---                 -------             ------------------------
44,821,412          545,554             2,769,387

       5. Amendment to the Company's International Employee Stock Purchase Plan, as amended, increasing the number of authorized shares of common stock from 50,000 to 75,000.

For                 Against             Abstain/Broker Non-Votes
---                 -------             ------------------------
44,764,779          605,750             2,765,824

       6. Ratification of appointment of PricewaterhouseCoopers LLP as independent accountants.

For                 Against             Abstain/Broker Non-Votes
---                 -------             ------------------------
47,351,954          754,844             29,555

       ITEM 5.   OTHER INFORMATION

None.

       ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

Exhibit No.     Exhibit Description
-----------     -------------------
      3.5       Articles of Amendment to Restated Articles of Organization, as amended
     10.1       Second Restated 1995 Stock Incentive Plan
     10.6       Second Restated 1999 Employee Stock Purchase Plan
     10.7       Restated International Employee Stock Purchase Plan
    10.35       First Amended and Restated Credit Agreement dated July 31, 2002 by and among MKS Instruments, Inc. as Borrower, Fleet
                  National Bank as Agent and Lender, and JPMorgan Chase Bank
                  as Lender
     21.1       List of Subsidiaries
     99.1       Statement Pursuant to 18 U.S.C. (sec) 1350

       (b)    Reports on Form 8-K

       The Company filed with the Securities and Exchange Commission a Current Report on Form 8-K/A on April 15, 2002 which report amended a Current Report on Form 8-K originally filed with the Securities and Exchange Commission on February 12, 2002, to report under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) the following financial statements:

                 Report of Independent Accountants

                 Combined Balance Sheets as of September 30, 2001 and 2000

                 Combined Statements of Income for the Years ended September 30, 2001, 2000 and 1999

                 Combined Statements of Divisional Control and Comprehensive Income for the Years ended September 30, 2001, 2000 and 1999

                 Combined Statements of Cash Flows for the Years ended September 30, 2001, 2000 and 1999

                 Notes to the Combined Financial Statements

                 Unaudited Pro Forma Combined Consolidated Balance Sheet as of December 31, 2001

                 Unaudited Pro Forma Combined Consolidated Statement of Operations for the Year ended December 31, 2001

                 Notes to the Unaudited Pro Forma Combined Consolidated Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MKS INSTRUMENTS, INC.

August 13, 2002                  By: /s/ Ronald C. Weigner
                                     -----------------------------------------
                                      Ronald C. Weigner
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.    Exhibit Description
-----------
    3.5        Articles of Amendment to Restated Articles of Organization, as amended
   10.1        Second Restated 1995 Stock Incentive Plan
   10.6        Second Restated 1999 Employee Stock Purchase Plan
   10.7        Restated International Employee Stock Purchase Plan
  10.35        First Amended and Restated Credit Agreement dated July 31, 2002 by and among MKS Instruments, Inc. as
                 Borrower, Fleet National Bank as Agent and Lender, and JPMorgan Chase Bank as Lender
   21.1        List of Subsidiaries
   99.1        Statement Pursuant to 18 U.S.C. (sec) 1350