Form 10-Q
period 2002-09-30
MKS INSTRUMENTS INC
filed 2002-11-13
CIK 1049502

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


     (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2002

                                       or

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


Number of shares outstanding of the issuer's common stock as of October 31, 2002: 51,242,766

                              MKS INSTRUMENTS, INC.
                                    FORM 10-Q
                                      INDEX

PART I   FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

               Consolidated Balance Sheets --
               September 30, 2002 and December 31, 2001

               Consolidated Statements of Income --
               Three and nine months ended September 30, 2002 and 2001

               Consolidated Statements of Cash Flows --
               Nine months ended September 30, 2002 and 2001

               Notes to Consolidated Financial Statements

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      ITEM 4.  CONTROLS AND PROCEDURES

PART II  OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS

      ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      ITEM 5.  OTHER INFORMATION

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                              MKS INSTRUMENTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                            SEPTEMBER 30, 2002    DECEMBER 31, 2001
                                                                            ------------------    -----------------
                                                                                (Unaudited)
                                      ASSETS
Current assets:
    Cash and cash equivalents .............................................       $  75,595          $ 120,869
    Short-term investments ................................................          37,654             16,625
    Trade accounts receivable, net ........................................          52,218             35,778
    Inventories ...........................................................          82,864             56,954
    Deferred tax asset ....................................................          18,406             16,426
    Other current assets ..................................................          13,196             16,353
                                                                                  ---------          ---------
        Total current assets ..............................................         279,933            263,005
    Property, plant and equipment, net ....................................          83,212             69,634
    Goodwill ..............................................................         258,525             31,113
    Acquired intangible assets, net .......................................          71,498             21,172
    Long-term investments .................................................          15,658             11,029
    Other assets ..........................................................           8,819             15,236
                                                                                  ---------          ---------
        Total assets ......................................................       $ 717,645          $ 411,189
                                                                                  =========          =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings .................................................       $  11,684          $   9,238
    Current portion of long-term debt .....................................           4,308              5,074
    Current portion of capital lease obligations ..........................             360                503
    Accounts payable ......................................................          20,072              9,668
    Accrued compensation ..................................................           8,720              6,116
    Other accrued expenses ................................................          24,365             15,551
                                                                                  ---------          ---------
        Total current liabilities .........................................          69,509             46,150
Long-term debt ............................................................          12,435             10,916
Long-term portion of capital lease obligations ............................             136                341
Deferred tax liability ....................................................           9,862                ---
Other liabilities .........................................................           1,707                911
Commitments and contingencies (Note 11)
Stockholders' equity:
    Preferred Stock, $0.01 par value, 2,000,000 shares
        authorized; none issued and outstanding ...........................             ---                ---
    Common Stock, no par value, 200,000,000 shares authorized;
        51,242,766 and 37,998,699 issued and outstanding at
        September 30, 2002 and December 31, 2001, respectively ............             113                113
    Additional paid-in capital ............................................         575,173            285,252
    Retained earnings .....................................................          47,854             68,160
    Accumulated other comprehensive income (loss) .........................             856               (654)
                                                                                  ---------          ---------
        Total stockholders' equity ........................................         623,996            352,871
                                                                                  ---------          ---------
        Total liabilities and stockholders' equity ........................       $ 717,645          $ 411,189
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

                              MKS INSTRUMENTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                 Three Months Ended               Nine Months Ended
                                                                    September 30,                   September 30,
                                                                2002            2001            2002            2001
                                                                ----            ----            ----            ----
Net sales ................................................   $  92,216       $  53,201       $ 237,215       $ 236,745
Cost of sales ............................................      60,391          37,105         156,455         151,636
                                                             ---------       ---------       ---------       ---------
Gross profit .............................................      31,825          16,096          80,760          85,109
Research and development .................................      12,650           9,303          33,835          29,907
Selling, general and administrative ......................      20,455          17,474          58,234          54,107
Amortization of goodwill and acquired intangible assets...       3,778           3,020          10,120           8,005
Goodwill impairment charge ...............................         ---             ---             ---           3,720
Merger expenses ..........................................         ---             ---             ---           7,708
Restructuring and asset impairment charges ...............       2,408             ---           2,408             ---
Purchase of in-process research and development ..........         ---             ---           8,390           2,340
                                                             ---------       ---------       ---------       ---------
Loss from operations .....................................      (7,466)        (13,701)        (32,227)        (20,678)
Interest expense .........................................         281             424             862           1,197
Interest income ..........................................         714           1,208           2,077           4,382
Income from litigation settlement ........................       4,200             ---           4,200             ---
Other expense ............................................       4,121           1,246           4,121           1,246
                                                             ---------       ---------       ---------       ---------
Loss before income taxes .................................      (6,954)        (14,163)        (30,933)        (18,739)
Benefit for income taxes .................................      (3,129)         (5,092)        (10,627)         (3,381)
                                                             ---------       ---------       ---------       ---------
Net loss .................................................   $  (3,825)      $  (9,071)      $ (20,306)      $ (15,358)
                                                             =========       =========       =========       =========

Net loss per share:
    Basic and diluted ....................................   $   (0.07)      $   (0.24)      $   (0.41)      $   (0.41)
                                                             =========       =========       =========       =========
Weighted average common shares outstanding:
    Basic and diluted ....................................      51,262          37,801          49,567          37,364
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

                              MKS INSTRUMENTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                                     Nine Months Ended
                                                                                                        September 30,
                                                                                                    2002            2001
                                                                                                    ----            ----
Cash flows from operating activities:
    Net loss ..............................................................................      $ (20,306)      $ (15,358)
    Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation and amortization .....................................................         21,165          16,681
        Goodwill impairment charge ........................................................            ---           3,720
        Purchase of in-process research and development ...................................          8,390           2,340
        Loss on disposal of assets ........................................................            170           1,246
        Asset impairment charges ..........................................................          4,988             ---
        Deferred taxes ....................................................................         (9,319)            ---
        Other .............................................................................            551              21
        Changes in operating assets and liabilities net of effects of businesses acquired:
           Trade accounts receivable ......................................................        (11,065)         52,921
           Inventories ....................................................................         (3,546)          3,261
           Other current assets ...........................................................          6,041          (9,359)
           Accrued expenses and other current liabilities .................................         (2,377)        (18,673)
           Accounts payable ...............................................................          3,722         (13,644)
                                                                                                 ---------       ---------
    Net cash provided by (used in) operating activities ...................................         (1,586)         23,156
                                                                                                 ---------       ---------
    Cash flows from investing activities:
        Maturities and sales of short-term and long-term investments ......................         53,852          16,605
        Purchases of short-term and long-term investments .................................        (79,881)        (19,668)
        Purchases of property, plant and equipment ........................................         (5,833)        (12,564)
        Increase in other assets ..........................................................           (623)         (3,754)
        Proceeds from disposal of assets ..................................................            275           4,514
        Purchases of businesses, net of cash acquired .....................................        (16,298)         (7,842)
                                                                                                 ---------       ---------
    Net cash used in investing activities .................................................        (48,508)        (22,709)
                                                                                                 ---------       ---------
    Cash flows from financing activities:
        Proceeds from short-term borrowings ...............................................         10,282          23,262
        Payments on short-term borrowings .................................................         (9,395)        (27,346)
        Principal payments on long-term debt ..............................................         (4,863)         (2,073)
        Proceeds from long-term debt ......................................................            ---             833
        Proceeds from exercise of stock options ...........................................          7,544           3,595
        Principal payments under capital lease obligations ................................           (327)           (599)
                                                                                                 ---------       ---------
    Net cash provided by (used in) financing activities ...................................          3,241          (2,328)
                                                                                                 ---------       ---------
    Effect of exchange rate changes on cash and cash equivalents ..........................          1,579             375
                                                                                                 ---------       ---------
    Decrease in cash and cash equivalents .................................................        (45,274)         (1,506)
    Cash and cash equivalents at beginning of period ......................................        120,869         123,082
    Effect of excluded results of ASTeX (Note 1) ..........................................            ---          (3,142)
                                                                                                 ---------       ---------
    Cash and cash equivalents at end of period ............................................      $  75,595       $ 118,434
                                                                                                 =========       =========
    Supplemental disclosure of cash flow information:
        Cash paid during the period for:
           Interest .......................................................................      $     879       $     855
                                                                                                 =========       =========

           Income taxes ...................................................................      $   2,150       $  13,004
                                                                                                 =========       =========
        Noncash transactions during the period:
           Stock issued for acquisitions ..................................................      $ 282,341       $  12,110
                                                                                                 =========       =========
           Note receivable and warrants from disposal of assets ...........................      $     ---       $   4,121
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

                              MKS INSTRUMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Tables in thousands, except per share data)

1)   BASIS OF PRESENTATION
     The interim financial data as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 is unaudited; however, in the opinion of MKS Instruments, Inc., the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The terms "MKS" and the "Company" refer to MKS Instruments, Inc. and its subsidiaries. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the December 31, 2001 audited financial statements and notes thereto included in the MKS Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

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

     As a result of conforming dissimilar fiscal year-ends, ASTeX's results of operations for the six-month period ended December 31, 2000 are excluded from the consolidated financial statements. As a result, the statement of cash flows for the nine months ended September 30, 2001 reflects an adjustment of $3,142,000, which represents the ASTeX cash flow during the excluded period.

2)   USE OF ESTIMATES
     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, in-process research and development, merger expenses, intangible assets and goodwill, inventories, deferred tax assets, and investments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                  (Tables in thousands, except per share data)

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

4)   GOODWILL AND INTANGIBLE ASSETS
     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles such as goodwill, reassessment of the useful lives of existing recognized intangible assets, and reclassification of certain intangibles out of previously reported goodwill. The Company adopted SFAS 142 on January 1, 2002.

       INTANGIBLE ASSETS
     In accordance with SFAS 142, the Company reassessed the classification of its goodwill and intangible assets. This analysis, which was completed during the quarter ended March 31, 2002, resulted in the reclassification of workforce related intangible assets of $2,023,000 to goodwill. Also, in accordance with this statement, the Company reassessed the useful lives of its amortizable intangible assets and determined that the lives were appropriate.

     Acquired amortizable intangible assets consisted of the following as of September 30, 2002:


                                                                GROSS                              NET          WEIGHTED
                                                               CARRYING       ACCUMULATED       CARRYING         AVERAGE
                                                                AMOUNT        AMORTIZATION       AMOUNT        USEFUL LIFE
                                                                -------       ------------      --------       ------------
     Completed technology..................................     $69,394         $(12,547)        $ 56,847        6 years
     Customer relationships................................       6,640           (1,513)           5,127        7 years
     Patents, trademarks, tradenames and other.............      12,394           (2,870)           9,524        7 years
                                                                -------          --------        --------
                                                                $88,428          $(16,930)       $ 71,498        6 years
                                                                =======          ========        ========

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                  (Tables in thousands, except per share data)

     Amortizable intangible assets consisted of the following as of December 31, 2001:

                                                                               GROSS                                NET
                                                                             CARRYING        ACCUMULATED         CARRYING
                                                                              AMOUNT         AMORTIZATION         AMOUNT
                                                                             --------        ------------        ---------
     Completed technology...........................................         $16,564           $(4,402)           $12,162
     Customer relationships.........................................           4,040              (851)             3,189
     Patents, trademarks, tradenames and other......................           8,132            (2,311)             5,821
                                                                             -------            ------            -------
                                                                             $28,736           $(7,564)           $21,172
                                                                             =======           ========           =======

     Aggregate amortization expense related to acquired intangibles for the three and nine months ended September 30, 2002 was $3,778,000 and $10,120,000, respectively, and was $1,354,000 and $3,420,000 for the three and nine months ended September 30, 2001, respectively. Estimated amortization expense related to acquired intangibles for each of the five succeeding fiscal years is as follows:

                 YEAR                                    AMOUNT
                 ----                                    ------
                 2002                                    $13,898
                 2003                                     14,576
                 2004                                     14,251
                 2005                                     13,351
                 2006                                     11,249

       GOODWILL
     SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. During the second quarter of 2002, the Company completed the transitional goodwill impairment test as of January 1, 2002 and no adjustment to goodwill was necessary. The changes in the carrying amount of goodwill by reportable segments during the three and nine months ended September 30, 2002 were as follows:

                                                                    NORTH AMERICA         FAR EAST       EUROPE          TOTAL
                                                                    -------------         --------       ------          -----
     Balance at December 31, 2001..............................       $ 29,606              $296        $ 1,211        $ 31,113
     Workforce reclassification................................          2,023               ---            ---           2,023
     Goodwill acquired during the quarter......................        203,496               ---         14,678         218,174
                                                                       -------              ----        -------        --------
     Balance at March 31, 2002.................................        235,125               296         15,889         251,310
     Finalization of purchase price allocation.................         (6,089)              ---          4,022          (2,067)
     Goodwill acquired during the quarter......................            ---               ---          9,648           9,648
                                                                      --------              ----        -------        --------
     Balance at June 30, 2002..................................       $229,036              $296        $29,559        $258,891
     Finalization of purchase price allocation.................           (284)              ---            ---            (284)
     Foreign currency translation..............................            ---                (5)           (77)            (82)
                                                                      --------              ----        -------        --------
     Balance at September 30, 2002.............................       $228,752              $291        $29,482        $258,525
                                                                      ========              ====        =======        ========

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                  (Tables in thousands, except per share data)

     The following is the pro forma effect on net income and net income per share had SFAS No. 142 been in effect for the following periods:

                                                                              THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                              SEPTEMBER 30, 2001      SEPTEMBER 30, 2001
                                                                              ------------------      ------------------
     Reported net loss..........................................................   $(9,071)               $(15,358)
     Add back: impact of goodwill amortization, net of taxes....................     1,456                   3,786
                                                                                   -------                --------
     Adjusted net loss..........................................................   $(7,615)               $(11,572)
                                                                                   =======                =========

     Basic and diluted net loss per share.......................................   $( 0.24)               $ ( 0.41)
     Add back: impact of goodwill amortization, net of taxes....................      0.04                    0.10
                                                                                   -------                --------
     Adjusted basic and diluted net loss per share..............................   $ (0.20)               $  (0.31)
                                                                                   =======                ========

5)   CASH AND CASH EQUIVALENTS AND INVESTMENTS
     Cash and Cash equivalents consist of the following:

                                                                                      SEPTEMBER 30,     DECEMBER 31,
                                                                                          2002              2001
                                                                                      -------------     ------------
     Cash and Money Market Instruments..........................................         $36,662          $101,045
     Commercial Paper...........................................................          22,353             8,094
     Federal Government and Government Agency Obligations.......................          15,066            11,730
     Corporate Obligations......................................................           1,514               ---
                                                                                         -------          --------
                                                                                         $75,595          $120,869
                                                                                         =======          ========

     Short-term available-for-sale investments at market value maturing within one year consist of the following:

                                                                                      SEPTEMBER 30,     DECEMBER 31,
                                                                                          2002              2001
                                                                                      -------------     ------------
     Federal Government and Government Agency Obligations.......................         $26,047         $  5,442
     Certificate of Deposits....................................................           4,414              ---
     Commercial Paper...........................................................           7,193            8,083
     State and Municipal Government Obligations.................................             ---            3,100
                                                                                         -------          -------
                                                                                         $37,654          $16,625
                                                                                         =======          =======

     Long-term available-for-sale investments at market value with maturities of 1 to 5 years consist of the following:

                                                                                      SEPTEMBER 30,     DECEMBER 31,
                                                                                           2002             2001
                                                                                      -------------     ------------
     Federal Government and Government Agency Obligations....................            $ 6,676           $ 1,008
     State and Municipal Government Obligations..............................                ---             7,021
     Corporate Obligations...................................................              8,982             3,000
                                                                                         -------           -------
                                                                                         $15,658           $11,029
                                                                                         =======           =======

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                  (Tables in thousands, except per share data)

6)   NET LOSS PER SHARE
     The following table sets forth the computation of basic and diluted net loss per share:

                                                                           THREE MONTHS ENDED SEPTEMBER 30,
                                                                                2002           2001
                                                                                ----           ----
     Numerator
          Net loss .......................................................   $(3,825)        $ (9,071)
                                                                             =======         ========
     Denominator
          Shares used in net loss per common share -- basic and diluted...     51,262           37,801
                                                                              =======         ========
     Net loss per common share
          Basic and diluted ..............................................    $ (0.07)        $  (0.24)
                                                                              =======         ========

                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 2002             2001
                                                                                 ----             ----
     Numerator
          Net loss ......................................................    $  (20,306)        $(15,358)
                                                                             ==========         ========
     Denominator
          Shares used in net loss per common share -- basic and diluted..        49,567           37,364
                                                                             ==========         ========
     Net loss per common share
          Basic and diluted .............................................    $    (0.41)        $  (0.41)
                                                                             ==========         ========

     For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price greater than the average market price of the common shares during the period. All options outstanding during the three and nine months ended September 30, 2002 and 2001 are excluded from the calculation of diluted net loss per common share because their inclusion would be anti-dilutive. There were options to purchase approximately 7,114,000 and 5,069,000 shares of the Company's common stock outstanding as of September 30, 2002 and 2001, respectively.

7)   INVENTORIES
     Inventories consist of the following:

                                                                             SEPTEMBER 30,       DECEMBER 31,
                                                                                 2002                2001
                                                                                 ----                ----
     Raw material...........................................................    $32,129            $21,019
     Work in process........................................................     20,778             15,362
     Finished goods.........................................................     29,957             20,573
                                                                                -------            -------
                                                                                $82,864            $56,954
                                                                                =======            =======

8)   STOCKHOLDERS' EQUITY
     Total comprehensive loss was as follows:

                                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                                                    2002          2001
                                                                                    ----          ----
     Net loss ..............................................................      $(3,825)      $(9,071)
     Other comprehensive income (loss), net of taxes:
       Changes in value of financial instruments designated
         as hedges of currency and interest rate exposures .................         (127)         (799)
       Foreign currency translation adjustment .............................          (83)          987
       Unrealized gain (loss) on investments ...............................           (2)           (1)
                                                                                  -------       -------
     Other comprehensive income (loss), net of taxes .......................         (212)          187
                                                                                  -------       -------
     Total comprehensive loss ..............................................      $(4,037)      $(8,884)
                                                                                  =======       =======

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                  (Tables in thousands, except per share data)

                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                       2002                2001
                                                                                       ----                ----
      Net loss.............................................................          $(20,306)          $(15,358)
      Other comprehensive income (loss), net of taxes:
        Changes in value of financial instruments designated
          as hedges of currency and interest rate exposures................              (279)              (186)
        Foreign currency translation adjustment............................             1,728                 22
        Unrealized gain (loss) on investments..............................                61               (315)
                                                                                     --------           --------
      Other comprehensive income (loss), net of taxes......................             1,510               (479)
                                                                                     --------           --------
      Total comprehensive loss.............................................          $(18,796)          $(15,837)
                                                                                     ========           ========

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

     The Company does not provide for a U.S. income tax liability on undistributed earnings of its foreign subsidiaries. The earnings of non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, are indefinitely reinvested in non-U.S. operations or will be remitted substantially free of additional tax. As of September 30, 2002, the unrecognized deferred tax liability associated with these unremitted earnings was approximately $2,000,000.

     The Company evaluates the realizability of its deferred tax assets and assesses the need for a valuation allowance each quarter. The future benefit to be derived from its deferred tax assets is dependent upon its ability to generate sufficient future taxable income to realize the assets. The semiconductor industry is in a downturn, and the Company has incurred significant losses from operations over several quarters. The Company believes that its net deferred tax assets will be realized. However, if the Company continues to incur losses from operations, and the outlook remains unclear, the Company may be required under Generally Accepted Accounting Principles to establish a valuation allowance against all or a significant portion of its net deferred tax assets. To the extent the Company establishes a valuation allowance, an expense will be recorded within the provision for income taxes line in the Statement of Income.

10)  SEGMENT INFORMATION AND SIGNIFICANT CUSTOMER
     Segment information for the three months ended September 30, 2002 and 2001 was as follows:

                                                        NORTH AMERICA        FAR EAST       EUROPE           TOTAL
                                                        -------------        --------       ------           -----
           Net sales to unaffiliated customers 2002        $58,254           $23,131        $10,831         $92,216
                                               2001         33,537            11,082          8,582          53,201

                        Intersegment net sales 2002         19,346             5,401            317          25,064
                                               2001         10,858               169            326          11,353

                 Income (loss) from operations 2002        (12,744)            4,644            634          (7,466)
                                               2001        (15,011)              865            445         (13,701)

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                  (Tables in thousands, except per share data)


     Segment information for the nine months ended September 30, 2002 and 2001 was as follows:

                                                  NORTH AMERICA        FAR EAST        EUROPE          TOTAL
                                                  -------------        --------        ------          -----
     Net sales to unaffiliated customers 2002       $155,942           $53,240        $28,033        $237,215
                                         2001        163,733            40,885         32,127         236,745

                  Intersegment net sales 2002         46,375            10,055            973          57,403
                                         2001         39,265               857          1,041          41,163

           Income (loss) from operations 2002        (41,031)            7,236          1,568         (32,227)
                                         2001        (29,793)            4,212          4,903         (20,678)

     The Company had one customer comprising 25% and 14% of net sales for the three months ended September 30, 2002 and 2001, respectively, and 24% and 19% of net sales for the nine months ended September 30, 2002 and 2001, respectively.

11)  COMMITMENTS AND CONTINGENCIES
     On November 3, 1999, On-Line Technologies, Inc. ("On-Line"), which was acquired by the Company in April 2001, brought suit in federal district court in Connecticut against Perkin-Elmer, Inc. and certain other defendants for infringement of On-Line's patent related to its FTIR spectrometer product. The suit seeks injunctive relief and damages for infringement. Perkin-Elmer, Inc. has filed a counterclaim seeking invalidity of the patent, costs, and attorneys' fees. The Company believes that the counterclaim is without merit.

     The Company cannot be certain of the outcome of the foregoing litigation, but does plan to assert its claims against other parties and oppose the counterclaims against it vigorously.

     On November 30, 2000, ASTeX, which was acquired by the Company in January 2001, brought suit in federal district court in Delaware against Advanced Energy Industries, Inc. ("Advanced Energy") for infringement of ASTeX's patent related to its Astron product. On May 17, 2002, a jury affirmed the validity of the Company's patent and found that Advanced Energy infringed the patent. On May 31, 2002, based on the jury's findings, the Court entered a judgement on the infringement claim in favor of the Company and against Advanced Energy, and awarded $4,200,000 in damages to compensate the Company for Advanced Energy's infringing activity. Advanced Energy filed motions to overturn the verdict. During August of 2002, the Company and Advanced Energy entered into an agreement whereby Advanced Energy agreed to pay the awarded damages amount to the Company and withdraw its motions to overturn the verdit. The Company received the $4,200,000 in September 2002, and recorded the amount as Income from litigation settlement.

     The Company is subject to other legal proceedings and claims, which have arisen in the ordinary course of business.

     In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's results of operations, financial condition or cash flows.

12)  ACQUISITIONS AND DISPOSAL OF ASSETS
     On January 31, 2002, MKS completed its acquisition of the ENI Business of Emerson Electric Co. ("ENI"), a supplier of solid-state radio frequency
     (RF) and direct current (DC) plasma power supplies, matching networks and instrumentation to the semiconductor and thin-film processing industries. The reasons for the acquisition of ENI were based upon the ability to offer higher value and more integrated application solutions by combining ENI's solid-state power conversion technology with the Company's core competency in plasma and reactive gas solutions.

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                  (Tables in thousands, except per share data)

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

     The purchase price was allocated to the assets acquired based upon their estimated fair values and resulted in an allocation of approximately $197,123,000 to goodwill. The results of operations are included in the Company's consolidated statement of income as of and since the date of the purchase. The allocation of the purchase price is as follows:

     Current assets........................................................................    31,038
     Other assets..........................................................................     2,123
     Fixed assets..........................................................................    18,882
     Completed technology..................................................................    39,600
     Patents...............................................................................     6,500
     Customer relationships................................................................     2,600
     In-process research and development...................................................     7,500
     Goodwill..............................................................................   197,123
     Other liabilities.....................................................................   (13,883)
     Long term liabilities.................................................................   (24,953)
                                                                                             --------
                                                                                             $266,530
                                                                                             ========

     The amounts allocated to acquired intangible assets are being amortized using the straight-line method over their respective estimated useful lives: 6 years for completed technology, 8 years for patents, and 8 years for customer relationships. The total weighted average amortizable life of the acquired intangible assets is 6 years.

     In connection with the acquisition of ENI, the Company obtained an appraisal from an independent appraiser of the fair value of its intangible assets. This appraisal valued purchased in-process research and development ("IPR&D") of various projects for the development of new products and technologies at approximately $7,500,000. Because the technological feasibility of products under development had not been established and no future alternative uses existed, the purchased IPR&D was expensed during the six months ended June 30, 2002. The value of the purchased IPR&D was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value. Each project was analyzed to determine the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. The cash flows derived from the IPR&D projects were discounted at rates ranging from 25% to 30%. The Company believes these rates were appropriate given the risks associated with the technologies for which commercial feasibility had not been established. The percentage of completion for each in-process project was determined by identifying the cost incurred to date of the project as a ratio of the total estimated cost required to bring the project to technical and commercial feasibility. The percentage of completion for in-process projects acquired ranged from 65% to 80%, based on management's estimates of tasks completed and the tasks to be completed to bring the projects to technological and commercial feasibility. The projects were generally expected to have durations of up to 12 months. As of September 30, 2002, the actual development timelines and costs were in line with management's estimates.

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

     In connection with the acquisition of On-Line, the Company obtained an appraisal from an independent appraiser of the fair value of its intangible assets. This appraisal valued purchased IPR&D of various projects for the development of new products and technologies at approximately $2,340,000. The projects were generally expected to have durations of 24 to 48 months. Because the technological feasibility of products under development had not been established and no future alternative uses existed, the purchased IPR&D was expensed during the quarter ended June 30, 2001. The value of the purchased IPR&D was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value.

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

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                  (Tables in thousands, except per share data)

     The following unaudited pro forma information presents a summary of the historical results of operations of the Company as if the ENI, Tenta, and IPC acquisitions had occurred at the beginning of each period.

                                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                        SEPTEMBER 30,               SEPTEMBER 30,
                                                                            2001               2002                2001
                                                                            ----               ----                ----
     Net sales.................................................           $ 67,160            $241,662          $317,434
     Net loss..................................................           $(16,802)           $(14,496)         $(22,692)
     Net loss per share:
       Basic and diluted.......................................           $  (0.33)           $  (0.28)         $  (0.45)

     The unaudited pro forma results for the nine months ended September 30, 2002 excludes approximately $1.3 million of non-recurring charges directly related to the transaction that were incurred by Tenta prior to the date of the acquisition. Additionally, the charges for purchased IPR&D were not included in the unaudited pro forma results, because they were non-recurring and directly related to the transactions.

     These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at the beginning of the period, or which may result in the future.

     In August 2001, the Company sold certain assets for proceeds of approximately $9,000,000, consisting of approximately $4,700,000 in cash, $3,900,000 in a note receivable, and $200,000 of warrants. The note receivable matures August 7, 2004, and bears an annual interest rate of 9.0%. The loss on the transaction was $1,246,000 before taxes. In the three months ended September 30, 2002, the Company recorded a charge of $4,121,000 to other expense for the Company's estimate of the impairment on the note receivable and warrants.

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

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                  (Tables in thousands, except per share data)


15)  RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
     During the quarter ended September 30, 2002 the Company implemented a consolidation of recent acquisitions to accelerate product development, rationalize manufacturing operations, and reduce operating costs. As a result of these actions, the Company recorded restructuring and asset impairment charges of $2,408,000. The charges consisted of $631,000 of severance costs related to a workforce reduction, $910,000 related to consolidation of leased facilities, and an asset impairment charge of $867,000 primarily related to the impairment of an intangible asset from the discontinuance of certain product development activities. The fair value of the impaired intangible asset was determined using the expected present value of future cash flows. The workforce reduction was across all functional groups and consisted of 225 employees, with 173 terminated during the quarter. Severance costs of $262,000 were paid during the quarter ended September 30, 2002. The remainder of the severance costs are expected to be paid by the end of the second quarter of 2003. The facilities consolidation charges will be paid over the respective lease terms ending in 2007. The impaired assets are in the North America segment of the Company.

     A summary of the restructuring charges and related asset impairments during the three months ended September 30, 2002 is outlined as follows:

                                                                  TOTAL            CASH        NON-CASH       ACCRUAL
                                                                 CHARGES         PAYMENTS      CHARGES        BALANCE
                                                                 -------         --------      --------       -------
     Workforce reductions....................................... $  631           $(262)         $ ---        $  369
     Facility consolidations....................................    910             ---            ---           910
     Assets impairment..........................................    867             ---           (867)          ---
                                                                 ------           -----          -----        ------
                                                                 $2,408           $(262)         $(867)       $1,279
                                                                 ======           =====          =====        ======

                              MKS INSTRUMENTS, INC.

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

On January 31, 2002, MKS completed its acquisition of the ENI Business of Emerson Electric Co. ("ENI"), a supplier of solid-state radio frequency (RF) and direct current (DC) plasma power supplies, matching networks and instrumentation to the semiconductor and thin-film processing industries. The reasons for the acquisition of ENI were based upon the ability to offer higher value and more integrated application solutions by combining ENI's solid-state power conversion technology with the Company's core competency in plasma and reactive gas solutions. The acquisition has been accounted for under the purchase method of accounting. The purchase price was approximately $266,530,000 and consisted of approximately 12,000,0000 shares of MKS common stock valued at approximately $261,264,000 and transaction expenses of approximately $5,266,000. The value of MKS common stock was approximately $21.7720 per share based on the average closing price of MKS' common stock for the five-day period including the date of the announcement of the signing of the merger agreement and the two days preceding and succeeding such date. The purchase price was allocated to the assets acquired based upon their estimated fair values and resulted in an allocation of approximately $197,123,000 to goodwill. The results of operations are included in the Company's consolidated statement of income as of and since the date of the purchase.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of total net sales of certain line items included in MKS' consolidated statement of income data.

                                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                   SEPTEMBER 30,            SEPTEMBER 30,
                                                                2002         2001         2002        2001
                                                                ----         ----         ----         ----

Net sales ..................................................   100.0%       100.0%       100.0%       100.0%
Cost of sales ..............................................    65.5         69.7         66.0         64.1
                                                               -----        -----        -----        -----
Gross profit ...............................................    34.5         30.3         34.0         35.9
Research and development ...................................    13.7         17.5         14.3         12.6
Selling, general and administrative ........................    22.2         32.8         24.5         22.9
Amortization of goodwill and acquired intangible assets.....     4.1          5.7          4.3          3.4
Goodwill impairment charge .................................     ---          ---          ---          1.6
Merger expenses ............................................     ---          ---          ---          3.2
In-process research and development ........................     ---          ---          3.5          1.0
Restructuring and asset impairment charges .................     2.6          ---          1.0          ---
                                                               -----        -----        -----        -----
Loss from operations .......................................    (8.1)       (25.7)       (13.6)        (8.8)
Interest income, net .......................................     0.5          1.4          0.5          1.4
Income from litigation settlement ..........................     4.6          ---          1.8          ---
Other expense ..............................................     4.5          2.3          1.7          0.5
                                                               -----        -----        -----        -----
Loss before income taxes ...................................    (7.5)       (26.6)       (13.0)        (7.9)
Provision (benefit) for income taxes .......................    (3.4)        (9.6)        (4.4)        (1.4)
                                                               -----        -----        -----        -----
Net loss ...................................................    (4.1)%      (17.0)%       (8.6)%       (6.5)%
                                                               =====        =====        =====        =====

     NET SALES. Net sales increased 73.3% to $92.2 million for the three months ended September 30, 2002 from $53.2 million for the three months ended September 30, 2001. International net sales were approximately $34.0 million for the three months ended September 30, 2002 or 36.8% of net sales and $19.7 million for the same period of 2001 or 37.0% of net sales. Net sales of $237.2 million for the nine months ended September 30, 2002 was approximately the same as net sales of $236.7 million for the same period of 2001. International net sales were approximately $81.3 million for the nine months ended September 30, 2002 or 34.3% of net sales and $73.0 million for the same period of 2001 or 30.8% of net sales. The increase in net sales in the three months ended September 30, 2002 compared to the same period of 2001 was due to increased worldwide demand for the Company's products from the Company's semiconductor capital equipment manufacturer and semiconductor device manufacturer customers during the quarter. Additionally, net sales in 2002 includes the revenues of ENI, Tenta and IPC, the companies acquired during the year.

     The net sales of the Company for the nine months ended September 30, 2002, excluding the amount of revenue of the companies acquired in 2002, declined compared to the same period of 2001. The decrease was due to the worldwide slowdown in demand for the Company's products from the Company's semiconductor capital equipment manufacturer and semiconductor device manufacturer customers, which began in the first quarter of 2001 and continued through the third quarter of 2002. Although net sales increased in the three months ended September 30, 2002, the Company believes that net sales could decline to between $65 million and $75 million in the three months ended December 31, 2002. The Company cannot determine how long the downturn will last. In the absence of significant improvement, net sales could continue to decline or remain low, and the amount of goodwill, other long-lived assets, deferred tax assets, and inventory considered realizable could be significantly reduced.

     GROSS PROFIT. Gross profit as a percentage of net sales increased to 34.5% for the three months ended September 30, 2002 from 30.3% for the three months ended September 30, 2001. The increase was primarily due to fuller utilization of existing manufacturing capacity as a result of increased net sales and other manufacturing efficiencies, partially offset by charges related to excess and obsolete inventory and warranty costs. Gross profit as a percentage of net sales decreased to 34.0% for the nine months ended September 30, 2002 from 35.9% for the same period of 2001. The reduction in gross profit percentage was primarily due to the addition of the manufacturing overhead costs of the companies acquired in 2002.

     RESEARCH AND DEVELOPMENT. Research and development expense increased 36.0% to $12.7 million or 13.7% of net sales for the three months ended September 30, 2002 from $9.3 million or 17.5% of net sales for the three months ended September 30, 2001. The increase was due to increased compensation expense of $1.9 million and increased expenses for project materials of $1.3 million, primarily from the companies acquired during the year. Research and development expense increased 13.1% to $33.8 million or 14.3% of net sales for the nine months ended September 30, 2002 from $29.9 million or 12.6% of net sales for the same period of 2001. The increase was due to increased compensation expense of $2.3 million and increased expenses for project materials of $1.7 million, primarily from the companies acquired during the year.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 17.1% to $20.5 million or 22.2% of net sales for the three months ended September 30, 2002 from $17.5 million or 32.8% of net sales for the three months ended September 30, 2001. The increase was due to increased compensation expense of $1.6 million and other selling expenses, primarily from the companies acquired during the year. Selling, general and administrative expenses increased 7.6% to $58.2 million or 24.5% of net sales for the nine months ended September 30, 2002 from $54.1 million or 22.9% of net sales for the same period of 2001. The increase was due to increased compensation expense of $3.0 million, primarily from the companies acquired during the year, and increased professional fees.

     AMORTIZATION OF GOODWILL AND ACQUIRED INTANGIBLE ASSETS. Amortization expense of $3.8 million and $10.1 million for the three and nine months ended September 30, 2002, respectively, represents the amortization of the identifiable intangibles resulting from the acquisitions completed by MKS. In accordance with SFAS No. 142, the Company ceased amortizing goodwill on January 1, 2002. Amortization of goodwill was $1.7 million and $4.6 million for the three and nine months ended September 30, 2001, respectively. Amortization of the identifiable intangibles was $1.3 million and $3.4 million for the three and nine months ended September 30, 2001, respectively.

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

     MERGER COSTS. On January 26, 2001 MKS completed its acquisition of ASTeX in a transaction accounted for under the pooling of interests method of accounting. Under the pooling of interests method of accounting, fees and expenses related to the merger are expensed in the period of the merger. During the nine months ended June 30, 2001, MKS expensed approximately $7.7 million of merger related expenses, consisting of $6.9 million of investment banking, legal, accounting, printing and other professional fees, and $0.8 million of regulatory and other costs.

     PURCHASE OF IN-PROCESS TECHNOLOGY. In-process research and development of $8.4 million and $2.3 million for the nine months ended September 30, 2002 and 2001 arose from the acquisitions the Company made in 2002 and 2001, respectively.

     In January 2002, the Company acquired ENI in a transaction accounted for under the purchase method. The purchase price was allocated to the assets acquired, including intangible assets, based on their estimated fair values. The intangible assets include approximately $7.5 million for acquired in-process technology for projects, generally expected to have durations of 12 months, that did not have future alternative uses. The value of the purchased in-process technology was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value. Each project was analyzed to determine the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. The cash flows derived from the in-process technology projects were discounted at rates ranging from 25% to 30%. The Company believes these rates were appropriate given the risks associated with the technologies for which commercial feasibility had not been established. The percentage of completion for each in-process project was determined by identifying the cost incurred to date of the project as a ratio of the total cost required to bring the project to technical and commercial feasibility. The percentage completion for in-process projects acquired ranged from 65% to 80% complete, based on management's estimates of tasks completed and the tasks to be completed to bring the projects to technological and commercial feasibility. At the date of the acquisition, the development of these projects had not yet reached technological feasibility, and the technology in progress had no alternative future uses. Accordingly, these costs were expensed in the first six months of 2002.

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

     RESTRUCTURING AND ASSET IMPAIRMENT CHARGES. During the quarter ended September 30, 2002 the Company implemented a consolidation of recent acquisitions to accelerate product development, rationalize manufacturing operations, and reduce operating costs. As a result of these actions, the Company recorded restructuring and asset impairment charges of $2.4 million. The charges consisted of $0.6 million of severance costs related to a workforce reduction, $0.9 million related to consolidation of leased facilities, and an asset impairment charge of $0.9 million primarily related to the impairment of an intangible asset from the discontinuance of certain product development activities. The fair value of the impaired intangible asset was determined using the expected present value of future cash flows. The workforce reduction was across all functional groups and consisted of 225 employees, with 173 terminated during the quarter. Severance costs of $0.3 million were paid during the quarter ended September 30, 2002. The remainder of the severance costs are expected to be paid by the end of the second quarter of 2003. The facilities consolidation charges will be paid over the respective lease terms ending in 2007. The impaired assets are in the North America segment of the Company.

     INTEREST INCOME (EXPENSE), NET. During the three and nine months ended September 30, 2002, the Company generated net interest income of $0.4 million and $1.2 million, respectively, primarily from interest on its invested cash and short-term investments, offset by interest expense on outstanding debt.

     INCOME FROM LITIGATION SETTLEMENT. On November 30, 2000, ASTeX, which was acquired by MKS in January 2001, brought suit in federal district court in Delaware against Advanced Energy Industries, Inc. ("Advanced Energy") for infringement of ASTeX's patent related to its Astron product. On May 17, 2002, a jury affirmed the validity of the Company's patent and found that Advanced Energy infringed the patent. On May 31, 2002, based on the jury's findings, the Court entered a judgement on the infringement claim in favor of the Company and against Advanced Energy, and awarded $4.2 million in damages to compensate the Company for Advanced Energy's infringing activity. Advanced Energy filed motions to overturn the verdict. During August of 2002, the Company and Advanced Energy entered into an agreement whereby Advanced Energy agreed to pay the awarded damages amount to the Company and withdraw its motions to overturn the verdict. The Company received the $4.2 million in September 2002, and recorded the amount as Income from litigation settlement.

     OTHER EXPENSE. During August 2001, MKS sold certain assets for proceeds of approximately $9.0 million, including a note receivable of approximately $3.9 million, and warrants of $0.2 million. The loss on the transaction was $1.2 million and was recorded as other expense for the three and nine months ended September 30, 2001. In the three months ended September 30, 2002, MKS recorded a charge of $4.1 million to other expense for the Company's estimate of the impairment on the note receivable and warrants.

     BENEFIT FOR INCOME TAXES. The Company's effective tax rate for the three months ended September 30, 2002 was a benefit of 45%, which differed from the statutory rate of 35% due to favorable tax attributes from its foreign subsidiaries. The effective tax rate for the nine months ended September 30, 2002 was a benefit of 34%. The impact of the favorable tax attributes from foreign subsidiaries in the nine months of 2002 was offset by the impact of non-deductible charges associated with acquisitions made in 2002.

     The Company's effective tax rates for the three and nine months ended September 30, 2001 were a benefit of 36% and a benefit of 18%, respectively. The effective tax rate for the nine months ended September 30, 2001 differed from the statutory rate of 35% due to the impact of non-deductible charges associated with acquisitions made in 2001.

     The Company evaluates the realizability of its deferred tax assets and assesses the need for a valuation allowance each quarter. The future benefit to be derived from its deferred tax assets is dependent upon its ability to generate sufficient future taxable income to realize the assets. The semiconductor industry is in a downturn, and the Company has incurred significant losses from operations over several quarters. The Company believes that its net deferred tax assets will be realized. However, if the Company continues to incur losses from operations, and the outlook remains unclear, the Company may be required under Generally Accepted Accounting Principles to establish a valuation allowance against all or a significant portion of its net deferred tax assets. To the extent the Company establishes a valuation allowance, an expense will be recorded within the provision for income taxes line in the Statement of Income.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations and capital requirements through a combination of cash provided by operations, long-term real estate financing, capital lease financing and short-term lines of credit.

Operations used cash of $1.6 million for the nine months ended September 30, 2002. The cash flow from operations for the nine months ended September 30, 2002 was impacted by the net loss of $20.3 million, an increase in accounts receivable of $11.1 million, deferred tax benefits of $9.3 million, and offset by non-cash charges for in-process research and development of $8.4 million, depreciation and amortization of $21.2 million, and asset impairment charges of $5.0 million. Investing activities utilized cash of $48.5 million for the nine months ended September 30, 2002 primarily from purchases of investments and purchases of businesses. Financing activities provided cash of $3.2 million, primarily from proceeds from employees exercising stock options.

Working capital was $210.4 million as of September 30, 2002, a decrease of $6.4 million from December 31, 2001. MKS entered into a credit agreement on July 31, 2002 whereby MKS has a combined $40.0 million line of credit with two banks. The credit agreement expires on July 31, 2003 and has no collateral provisions.

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

MKS estimates that approximately 64% of its sales during 2001 were to semiconductor capital equipment manufacturers and semiconductor device manufacturers, and it expects that sales to such customers will continue to account for a substantial majority of its sales. MKS' business depends upon the capital expenditures of semiconductor device manufacturers, which in turn depend upon the demand for semiconductors. Periodic reductions in demand for the products manufactured by semiconductor capital equipment manufacturers and semiconductor device manufacturers may adversely affect MKS' business, financial condition and results of operations. Historically, the semiconductor market has been highly cyclical and has experienced periods of overcapacity, resulting in significantly reduced demand for capital equipment. For example, in 1996 and 1998, the semiconductor capital equipment industry experienced significant declines, which caused a number of MKS' customers to reduce their orders. More recently, in 2001 and 2002, MKS has experienced a significant reduction in demand from OEM customers, and lower gross margins due to reduced absorption of manufacturing overhead at the lower revenue levels. MKS incurred special charges for excess and obsolete inventory of $14.0 million in the fourth quarter of 2001 and $2.6 million in the second quarter of 2001. The charges were significantly higher than normal and were primarily caused by a significant reduction in demand including reduced demand for older technology products. In addition, many semiconductor manufacturers have operations and customers in Asia, a region which in recent years has experienced serious economic problems including currency devaluations, debt defaults, lack of liquidity and recessions. MKS cannot be certain that semiconductor downturns will not recur. A decline in the level of orders as a result of any future downturn or slowdown in the semiconductor capital equipment industry could have a material adverse effect on MKS' business, financial condition and results of operations.

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

For example, MKS was in the process of increasing its production capacity when the semiconductor capital equipment market began to experience a significant downturn in 1996. This downturn had a material adverse effect on MKS' operating results in the second half of 1996 and the first half of 1997. After an increase in business in the latter half of 1997, the market experienced another downturn in 1998, which had a material adverse effect on MKS' 1998 and first quarter 1999 operating results. More recently, the semiconductor capital equipment market experienced a significant downturn during 2001 and continuing through the third quarter of 2002. As a result, MKS has experienced a reduction in demand from OEM customers, which has had a material adverse effect on MKS' operating results. During 2001 gross margins were negatively affected by special charges for excess and obsolete inventory of $14.0 million in the fourth quarter of 2001 and $2.6 million in the second quarter of 2001. The charges were significantly higher than normal and were primarily caused by a significant reduction in demand including reduced demand for older technology products. As a result of the factors discussed above, it is likely that MKS will in the future experience quarterly or annual fluctuations and that, in one or more future quarters, its operating results will fall below the expectations of public market analysts or investors. In any such event, the price of MKS' common stock could decline significantly.

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

As of September 30, 2002, MKS owned 132 U.S. patents and 90 foreign patents and had 62 pending U.S. patent applications and 136 pending foreign patent applications. Although MKS seeks to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, it cannot be certain that:

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

MKS' DEPENDENCE ON SOLE, LIMITED SOURCE SUPPLIERS, AND INTERNATIONAL SUPPLIERS, COULD AFFECT ITS ABILITY TO MANUFACTURE PRODUCTS AND SYSTEMS.

MKS relies on sole, limited source suppliers, and international suppliers, for a few of its components and subassemblies that are critical to the manufacturing of MKS' products. This reliance involves several risks, including the following:

-  the potential inability to obtain an adequate supply of required components;
-  reduced control over pricing and timing of delivery of components; and
- the potential inability of its suppliers to develop technologically advanced products to support MKS' growth and development of new systems.

MKS believes that in time MKS could obtain and qualify alternative sources for most sole, limited source and international supplier parts. Seeking alternative sources of the parts could require MKS to redesign its systems, resulting in increased costs and likely shipping delays. MKS may be unable to redesign its systems, which could result in further costs and shipping delays. These increased costs would decrease MKS' profit margins if it could not pass the costs to its customers. Further, shipping delays could damage MKS' relationships with current and potential customers and have a material adverse effect on MKS' business and results of operations.

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

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Consolidated Financial Statements for year ended December 31, 2001, which was filed on Form 10-K on April 1, 2002. MKS enters into local currency purchased options and forward exchange contracts to reduce currency exposure arising from intercompany sales of inventory. The potential fair value loss for a hypothetical 10% adverse change in currency exchange rates on MKS' local currency purchased options and forward exchange contracts at September 30, 2002 would be immaterial. The potential loss was estimated by calculating the fair value of the local currency purchased options and forward exchange contracts at September 30, 2002 and comparing that with those calculated using the hypothetical currency exchange rates.

As of September 30, 2002, MKS had $4.0 million in inter-company debt denominated in Japanese Yen. MKS entered into forward exchange contracts to reduce the currency exposure arising from this debt. The potential fair value loss for a hypothetical 10% adverse change in the forward currency exchange rates on MKS' forward exchange contract would be immaterial. The potential loss was estimated by calculating the fair value of the forward exchange contracts at September 30, 2002 and comparing that with those calculated using the hypothetical forward currency exchange rate.

There were no other material changes in MKS' exposure to market risk from December 31, 2001.

     ITEM 4.  CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II   OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

On November 30, 2000, Applied Science and Technology, Inc. ("ASTeX"), which was acquired by MKS in January 2001, brought suit in federal district court in Delaware against Advanced Energy Industries, Inc. ("Advanced Energy") for infringement of ASTeX's patent related to its Astron product. On May 17, 2002, a jury affirmed the validity of the Company's patent and found that Advanced Energy infringed the patent. On May 31, 2002, based on the jury's findings, the Court entered a judgement on the infringement claim in favor of the Company and against Advanced Energy, and awarded $4,200,000 in damages to compensate the Company for Advanced Energy's infringing activity. Advanced Energy filed motions to overturn the verdict. During August of 2002, the Company and Advanced Energy entered into an agreement whereby Advanced Energy agreed to pay the awarded damages amount to the Company and withdraw its motions to overturn the verdict. The Company received the $4,200,000 in September 2002, and recorded the amount as Income from litigation settlement.

There were no other material litigation developments since the filing of MKS' Annual Report on Form 10-K on April 1, 2002.

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (d) Use of Proceeds from Sales of Registered Securities.

The Company has previously provided information on Form 10-Q for the quarter ended September 30, 2000 relating to the use of proceeds from the sale of securities by the Company pursuant to the Registration Statement on Form S-1 (Reg. No. 333-71363) that was declared effective by the Securities and Exchange Commission on March 29, 1999. As of September 30, 2002, approximately $30.8 million of the net proceeds from the securities sold has been used to acquire businesses. There has been no other change to the information previously provided.

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

     ITEM 5.  OTHER INFORMATION

None.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     EXHIBIT NO.    EXHIBIT DESCRIPTION
     -----------    -------------------
         10.1       Second Restated 1995 Stock Incentive Plan
         99.1       Statement Pursuant to 18 U.S.C [sec] 1350, as adopted
                    pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         99.2       Statement Pursuant to 18 U.S.C [sec] 1350, as adopted
                    pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

     None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MKS INSTRUMENTS, INC.



November 13, 2002                By: /s/ Ronald C. Weigner
                                    ---------------------------------------
                                    Ronald C. Weigner
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)

                                 CERTIFICATIONS

I, John R. Bertucci, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of MKS Instruments, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  November 13, 2002        /s/ John R. Bertucci
                                 -----------------------------------------------
                                 John R. Bertucci
                                 Chairman, Chief Executive Officer and President
                                 (Principal Executive Officer)

I, Ronald C. Weigner, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of MKS Instruments, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  November 13, 2002             /s/ Ronald C. Weigner
                                      ------------------------------------------
                                      Ronald C. Weigner
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)

EXHIBIT INDEX


     EXHIBIT NO.    EXHIBIT DESCRIPTION
     -----------    ---------------------
        10.1        Second Restated 1995 Stock Incentive Plan
        99.1        Statement Pursuant to 18 U.S.C [sec] 1350, as adopted
                    pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
        99.2        Statement Pursuant to 18 U.S.C [sec] 1350, as adopted
                    pursuant to Section 906 of the Sarbanes-Oxley Act of 2002