Form 10-Q
period 2003-03-31
MKS INSTRUMENTS INC
filed 2003-05-08
CIK 1049502

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

         (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       or

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No __.

Number of shares outstanding of the issuer's common stock as of April 30, 2003:
51,383,573

                              MKS INSTRUMENTS, INC.
                                    FORM 10-Q
                                      INDEX

PART I   FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS.

                  Consolidated Balance Sheets -
                  March 31, 2003 and December 31, 2002

                  Consolidated Statements of Income -
                  Three months ended March 31, 2003 and 2002

                  Consolidated Statements of Cash Flows -
                  Three months ended March 31, 2003 and 2002

                  Notes to Consolidated Financial Statements

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS.

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         ITEM 4.  CONTROLS AND PROCEDURES.

PART II  OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS.

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         ITEM 5.  OTHER INFORMATION.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

PART I.     FINANCIAL INFORMATION

            ITEM 1.     FINANCIAL STATEMENTS.

                              MKS INSTRUMENTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                 March 31, 2003      December 31, 2002
                                                                                 --------------      -----------------
                                                                                  (Unaudited)
                                  ASSETS
Current assets:
     Cash and cash equivalents ...........................................           $ 80,527           $ 88,820
     Short-term investments ..............................................             42,558             39,894
     Trade accounts receivable, net ......................................             49,499             45,505
     Inventories .........................................................             72,423             73,235
     Other current assets ................................................              5,039              6,098
                                                                                     --------           --------
          Total current assets ...........................................            250,046            253,552
     Long-term investments ...............................................             19,000             15,980
     Property, plant and equipment, net ..................................             80,734             82,595
     Goodwill, net .......................................................            259,719            259,781
     Acquired intangible assets, net .....................................             63,943             67,720
     Other assets ........................................................              5,931              5,995
                                                                                     --------           --------
          Total assets ...................................................           $679,373           $685,623
                                                                                     ========           ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Short-term borrowings ...............................................           $ 13,427           $ 13,877
     Current portion of long-term debt ...................................              4,265              4,263
     Current portion of capital lease obligations ........................                265                332
     Accounts payable ....................................................             17,323             15,301
     Accrued compensation ................................................              7,189              6,117
     Other accrued expenses ..............................................             19,952             21,654
                                                                                     --------           --------
          Total current liabilities ......................................             62,421             61,544
Long-term debt ...........................................................             11,107             11,469
Long-term portion of capital lease obligations ...........................                200                257
Other liabilities ........................................................              1,621              1,663
Commitments and contingencies (Note 12)
Stockholders' equity:
     Common Stock, no par value, 200,000,000 shares authorized;
           51,383,573 and 51,359,753 issued and outstanding at
           March 31, 2003 and December 31, 2002, respectively ............                113                113
     Additional paid-in capital ..........................................            579,265            579,175
     Retained earnings ...................................................             21,193             28,623
     Accumulated other comprehensive income ..............................              3,453              2,779
                                                                                     --------           --------
          Total stockholders' equity .....................................            604,024            610,690
                                                                                     --------           --------
          Total liabilities and stockholders' equity .....................           $679,373           $685,623
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

                              MKS INSTRUMENTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)

                                                          Three Months Ended
                                                              March 31,
                                                          2003           2002
                                                        --------       --------
Net sales ........................................      $ 72,777       $ 59,067
Cost of sales ....................................        47,371         39,847
                                                        --------       --------
Gross profit .....................................        25,406         19,220
Research and development .........................        11,232          9,132
Selling, general and administrative ..............        17,819         17,058
Amortization of acquired intangible assets .......         3,778          2,205
Purchase of in-process research and development...            --          6,100
                                                        --------       --------
Loss from operations .............................        (7,423)       (15,275)
Interest expense .................................           288            329
Interest income ..................................           568            755
                                                        --------       --------
Loss before income taxes .........................        (7,143)       (14,849)
Provision (benefit) for income taxes .............           287         (3,062)
                                                        --------       --------
Net loss .........................................      $ (7,430)      $(11,787)
                                                        ========       ========

Net loss per share:
     Basic and diluted ...........................      $  (0.14)      $  (0.25)
                                                        ========       ========

Weighted average common shares outstanding:

     Basic and diluted ...........................        51,380         46,288
                                                        ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                              MKS INSTRUMENTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                            March 31,
                                                                                        2003           2002
                                                                                      --------       ---------
Cash flows from operating activities:
     Net loss ..................................................................      $ (7,430)      $ (11,787)
     Adjustments to reconcile net loss to net cash used in operating activities:
            Depreciation and amortization ......................................         7,558           5,612
            Purchase of in-process research and development ....................            --           6,100
            Other ..............................................................           221              62
            Changes in operating assets and liabilities net of effects of businesses acquired:
                  Trade accounts receivable ....................................        (4,213)        (10,325)
                  Inventories ..................................................           765          (1,775)
                  Other current assets .........................................         1,059           5,401
                  Accrued expenses and other current liabilities ...............          (712)            577
                  Accounts payable .............................................         2,023           3,344
                                                                                      --------       ---------
     Net cash used in operating activities .....................................          (729)         (2,791)
                                                                                      --------       ---------
     Cash flows from investing activities:
          Purchases of short-term and long-term investments ....................       (24,600)        (37,731)
          Maturities and sales of short-term and long-term investments .........        18,843          20,647
          Purchases of property, plant and equipment ...........................        (1,691)         (1,335)
          Increase in other assets .............................................           159              37
          Purchases of businesses, net of cash acquired ........................            --          (5,716)
                                                                                      --------       ---------
     Net cash used in investing activities .....................................        (7,289)        (24,098)
                                                                                      --------       ---------
     Cash flows from financing activities:
          Proceeds from short-term borrowings ..................................        11,789           1,505
          Payments on short-term borrowings ....................................       (12,316)             --
          Principal payments on long-term debt .................................          (357)           (684)
          Proceeds from exercise of stock options ..............................            90           2,610
          Principal payments under capital lease obligations ...................           (90)           (121)
                                                                                      --------       ---------
     Net cash provided by (used in) financing activities .......................          (884)          3,310
                                                                                      --------       ---------
     Effect of exchange rate changes on cash and cash equivalents ..............           609            (170)
                                                                                      --------       ---------
     Decrease in cash and cash equivalents .....................................        (8,293)        (23,749)
     Cash and cash equivalents at beginning of period ..........................        88,820         120,869
                                                                                      --------       ---------
     Cash and cash equivalents at end of period ................................      $ 80,527       $  97,120
                                                                                      ========       =========
     Supplemental disclosure of cash flow information:
          Cash paid during the period for:

               Interest ........................................................      $     81       $     129
                                                                                      ========       =========
               Income taxes ....................................................      $    861       $   1,517
                                                                                      ========       =========
          Noncash transactions during the period:

               Stock issued for acquisitions ...................................      $     --       $ 282,341
                                                                                      ========       =========





The accompanying notes are an integral part of the consolidated financial statements.

                              MKS INSTRUMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Tables in thousands, except per share data)


1)          Basis of Presentation
            The terms "MKS" and the "Company" refer to MKS Instruments, Inc. and its subsidiaries. The interim financial data as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 is unaudited; however, in the opinion of MKS, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the December 31, 2002 audited financial statements and notes thereto included in the MKS Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.

2)          Stock-Based Compensation
            The Company applies Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with fixed exercise prices at least equal to the fair market value of the Company's common stock at the date of grant.

            The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," through disclosure only. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

            The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards.

                                                                                              Three Months Ended
                                                                                                  March 31,
                                                                                             2003            2002
                                                                                         ----------       ----------
          Net loss:
                Net loss as reported ..............................................      $   (7,430)      $  (11,787)
                Deduct:  Total stock-based employee compensation expense determined
                   under the fair-value-based method for all awards, net of tax ...          (4,902)          (3,151)
                                                                                         ----------       ----------
                Pro forma net loss ................................................      $  (12,332)      $  (14,938)
                                                                                         ==========       ==========
          Basic net loss per share:
                Net loss as reported ..............................................      $    (0.14)      $    (0.25)
                                                                                         ==========       ==========
                Pro forma net loss ................................................      $    (0.24)      $    (0.32)
                                                                                         ==========       ==========
          Diluted net loss per share:
                Net loss as reported ..............................................      $    (0.14)      $    (0.25)
                                                                                         ==========       ==========
                Pro forma net loss ................................................      $    (0.24)      $    (0.32)
                                                                                         ==========       ==========

            There is no tax benefit included in the stock-based employee compensation expense determined under the fair-value-based method for the three months ended March 31, 2003, as the Company established a full valuation allowance for its net deferred tax assets.

                             MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

            The weighted average fair value of options at the date of grant was estimated using the Black-Scholes model and was $9.81 with the following assumptions in the three months ended March 31, 2003: expected life of 5 years, weighted average interest rate of 2.99%, expected volatility of 81%, and no dividend yield. In the three months ended March 31, 2002, the weighted average fair value of options at the date of grant was $16.31 with the following assumptions for that period: expected life of 5 years, weighted average interest rate of 4.39%, expected volatility of 81%, and no dividend yield.


3)          Use of Estimates
            The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accounts receivable, inventory, intangible assets, goodwill, other long-lived assets, in-process research and development, income taxes, deferred tax valuation allowance, and investments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

4)          Recent Accounting Pronouncements
            In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and periods beginning after June 15, 2003 for variable interest entities created before February 1, 2003. The Company does not expect the adoption of FIN 46 to have a material impact on its consolidated financial position or results of operations.

            In November 2002, the EITF reached a consensus on issue 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses revenue recognition on arrangements encompassing multiple elements that are delivered at different points in time, defining criteria that must be met for elements to be considered to be a separate unit of accounting. If an element is determined to be a separate unit of accounting, the revenue for the element is recognized at the time of delivery. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect that the pronouncement will have a material impact on its consolidated financial position or results of operations.

5)       Goodwill and Intangible Assets

         Intangible Assets
         Acquired amortizable intangible assets consisted of the following as of March 31, 2003:

                                                          Gross                          Net        Weighted
                                                        Carrying     Accumulated      Carrying     Average
                                                         Amount     Amortization       Amount     Useful Life
                                                        -------     ------------      --------    -----------
         Completed technology .......................   $ 69,394       $(18,712)      $50,682      6 years
         Customer relationships .....................      6,640         (1,973)        4,667      7 years
         Patents, trademarks, tradenames and other...     12,394         (3,800)        8,594      7 years
                                                          ------         -------        -----
                                                        $ 88,428       $(24,485)      $63,943      6 years
                                                        ========       =========      =======

                             MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

         Acquired amortizable intangible assets consisted of the following as of December 31, 2002:

                                                         Gross                          Net        Weighted
                                                        Carrying     Accumulated      Carrying     Average
                                                         Amount     Amortization       Amount     Useful Life
                                                        -------     ------------      --------    -----------

         Completed technology .......................   $ 69,394       $(15,629)      $53,765      6 years
         Customer relationships .....................      6,640         (1,743)        4,897      7 years
         Patents, trademarks, tradenames and other...     12,394         (3,336)        9,058      7 years
                                                        --------       ---------      -------
                                                        $ 88,428       $(20,708)      $67,720      6 years
                                                        ========       =========      =======

         Aggregate amortization expense related to acquired intangibles for the three months ended March 31, 2003 was $3,778,000, and was $2,205,000 for the three months ended March 31, 2002. Estimated amortization expense related to acquired intangibles for each of the five succeeding fiscal years is as follows:

                            Year                         Amount
                            ----                        --------
                            2003                        $ 14,469
                            2004                          14,145
                            2005                          13,244
                            2006                          11,143
                            2007                          10,536

         Goodwill
         The change in the carrying amount of goodwill during the three months ended March 31, 2003 was not material.

6)       Cash and Cash Equivalents and Investments
         Cash and Cash equivalents consist of the following:

                                                                  March 31,   December 31,
                                                                    2003          2002
                                                                   -------      -------
         Cash and Money Market Instruments ..................      $47,640      $51,538
         Commercial Paper ...................................       26,774       31,216
         Federal Government and Government Agency
          Obligations .......................................        5,114        6,066
         Corporate Obligations ..............................          999           --
                                                                   -------      -------
                                                                   $80,527      $88,820
                                                                   =======      =======

         Short-term available-for-sale investments at market value maturing within one year consist of the following:

                                                                  March 31,    December 31,
                                                                     2003         2002
                                                                   -------      -------
         Federal Government and Government Agency
          Obligations .......................................      $26,948      $28,636
         Corporate Obligations ..............................           --          858
         Commercial Paper ...................................       15,610       10,400
                                                                   -------      -------
                                                                   $42,558      $39,894
                                                                   =======      =======

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)


         Long-term available-for-sale investments at market value with maturities of 1 to 5 years consist of the following:

                                                                   March 31,  December 31,
                                                                     2003         2002
                                                                   -------      -------
         Federal Government and Government Agency
          Obligations .......................................      $ 6,568      $ 2,061
         Commercial Paper ...................................        4,754           --
         Corporate Obligations ..............................        7,678       13,919
                                                                   -------      -------
                                                                   $19,000      $15,980
                                                                   =======      =======

         Gross unrealized gains and losses on available-for-sale investments were not material at March 31, 2003 and December 31, 2002.

7)       Net Loss Per Share
         The following table sets forth the computation of basic and diluted net loss per share:

                                                                               Three Months Ended March 31,
                                                                                  2003            2002
                                                                               ----------       --------
         Numerator
              Net loss ..................................................      $   (7,430)      $(11,787)
                                                                               ==========       ========
         Denominator
             Shares used in net loss per common share - basic and
               diluted ..................................................          51,380         46,288
                                                                               ==========       ========
         Net loss per common share
             Basic and diluted ..........................................      $    (0.14)      $  (0.25)
                                                                               ==========       ========

         For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price greater than the average market price of the common shares during the period. All options outstanding during the three months ended March 31, 2003 and 2002 are excluded from the calculation of diluted net loss per common share because their inclusion would be anti-dilutive. There were options to purchase approximately 8,242,000 and 7,548,000 shares of the Company's common stock outstanding as of March 31, 2003 and 2002, respectively.

8)       Inventories
         Inventories consist of the following:

                                    March 31,        December 31,
                                      2003              2002
                                    -------            -------
         Raw material ...........   $35,247            $36,630
         Work in process ........    12,069             11,617
         Finished goods .........    25,107             24,988
                                    -------            -------
                                    $72,423            $73,235
                                    =======            =======

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

9)       Stockholders' Equity
         Total comprehensive loss was as follows:

                                                                      Three Months Ended March 31,
                                                                         2003           2002
                                                                        -------       --------
         Net loss ................................................      $(7,430)      $(11,787)
         Other comprehensive income (loss), net of taxes:
              Changes in value of financial instruments designated
                 as hedges of currency and interest rate
                 exposures .......................................            1           (156)
              Foreign currency translation adjustment ............          770           (340)
              Unrealized gain (loss) on investments ..............          (97)           (55)
                                                                        -------       --------
         Other comprehensive income (loss), net of taxes .........          674           (551)
                                                                        -------       --------
         Total comprehensive loss ................................      $(6,756)      $(12,338)
                                                                        =======       ========

10)      Income Taxes
         The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company evaluates the realizability of its net deferred tax assets and assesses the need for a valuation allowance on a quarterly basis. The future benefit to be derived from its deferred tax assets is dependent upon its ability to generate sufficient future taxable income to realize the assets. The Company records a valuation allowance to reduce its net deferred tax assets to the amount that may be more likely than not to be realized. To the extent the Company establishes a valuation allowance, an expense will be recorded within the provision for income taxes line on the statement of income.

         As a result of incurring significant operating losses since 2001, the Company determined that it is more likely than not that its deferred tax assets may not be realized, and since the fourth quarter of 2002 has established a full valuation allowance for its net deferred tax assets. Accordingly, the Company has not recorded a deferred tax benefit from the net operating loss incurred in the three months ended March 31, 2003. The provision for income taxes of $287,000 for the three months ended March 31, 2003 is comprised of tax expense from foreign operations and state taxes.

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

11)      Segment Information and Significant Customer
         During 2002, the Company consolidated its product groups to accelerate product development, rationalize manufacturing operations, and reduce operating costs. This realignment of operations has organized the Company into three product groups: Instruments and Control Systems; Power and Reactive Gas Products; and Vacuum Products. The Company's products are derived from MKS' core competencies in pressure measurement and control; materials delivery; gas and thin-film composition analysis; control and information management; power and reactive gas generation; and vacuum technology. The Company's operating segments are aggregated into one reportable segment because the products are manufactured and distributed in a similar manner, have similar long-term margins and are sold to a similar customer base. The segment information for the three months ended March 31, 2002 has been reclassified to conform with these internal organizational changes.

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)


         Net sales to unaffiliated customers are based on the location in which the sale originated. Transfers between geographic areas are at negotiated transfer prices and have been eliminated from consolidated net sales. Net sales to unaffiliated customers and long-lived assets by geographic area were as follows:

                                                        Three Months Ended March 31, 2003
                                                ---------------------------------------------------
                                                United States     Far East      Europe        Total
                                                -------------     --------      ------        -----
         Net sales to unaffiliated customers      $ 43,125         $20,316      $9,336      $ 72,777
         Long-lived assets                        $362,136         $41,487      $6,704      $410,327

                                                        Three Months Ended March 31, 2002
                                                ---------------------------------------------------
                                                United States     Far East      Europe        Total
                                                -------------     --------      ------        -----
         Net sales to unaffiliated customers      $ 39,394         $11,336      $8,337      $ 59,067
         Long-lived assets                        $352,785         $57,275      $6,059      $416,119

         Included in the Far East are Japan, Korea, Singapore, Taiwan, China and Hong Kong. Included in Europe are Germany, France and the United Kingdom. Net sales to unaffiliated customers from Japan were $13,393,000 and $7,290,000 for the three months ended March 31, 2003 and 2002, respectively. Long-lived assets within Japan amounted to $10,576,000 and $10,997,000 at March 31, 2003 and 2002, respectively.

         The Company had one customer comprising 17% and 16% of net sales for the three months ended March 31, 2003 and 2002, respectively.

12)      Commitments and Contingencies
         On November 3, 1999, On-Line Technologies, Inc. ("On-Line"), which was acquired by the Company in April 2001, brought suit in federal district court in Connecticut against Perkin-Elmer, Inc. and certain other defendants for infringement of On-Line's patent related to its FTIR spectrometer product. The suit sought injunctive relief and damages for infringement. Perkin-Elmer, Inc. filed a counterclaim seeking invalidity of the patent, costs, and attorneys' fees. In June 2002, the defendants filed a motion for summary judgment. In April 2003 the court granted the motion and dismissed the case. The Company has appealed this decision.

         The Company is subject to legal proceedings and claims, which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's results of operations, financial condition or cash flows.

13)      Acquisitions
         On January 31, 2002, MKS completed its acquisition of the ENI Business ("ENI") of Emerson Electric Co., a supplier of solid-state radio frequency (RF) and direct current (DC) plasma power supplies, matching networks and instrumentation to the semiconductor and thin-film processing industries. The reasons for the acquisition of ENI were based upon the ability to offer higher value and more integrated application solutions by combining ENI's solid-state power conversion technology with the Company's core competency in plasma and reactive gas solutions. On March 13, 2002, MKS acquired Tenta Technology Ltd. ("Tenta"), a company that designs and supplies modular, computer-based process control systems for 300mm semiconductor process tool applications. The reasons for the acquisition were based upon the ability to offer higher value and more integrated application solutions by integrating Tenta's process controllers with MKS digital network products to provide a more complete process control solution. The acquisitions have been accounted for under the purchase method of accounting. The results of operations of these acquired companies are included in the Company's consolidated statement of income as of and since the date of purchase.

                            MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)


         The following unaudited pro forma information presents a summary of the historical results of operations of the Company as if the ENI and Tenta acquisitions had occurred at the beginning of the period.

                                               Three Months Ended
                                                 March 31, 2002
                                               ------------------
          Net sales ......................      $   63,207
          Net loss .......................      $   (7,087)
          Net loss per share:
                      Basic ..............      $    (0.14)
                      Diluted ............      $    (0.14)

         The unaudited pro forma results for the three months ended March 31, 2002 excludes approximately $1.3 million of non-recurring charges directly related to the transactions. Additionally, the charge for purchase of in-process research and development was not included in the unaudited pro forma results, because it was non-recurring and directly related to the transaction.

14)      Restructuring and Asset Impairment Charges
         During 2002, the Company implemented a consolidation of recent acquisitions to accelerate product development, rationalize manufacturing operations, and reduce operating costs. As a result, the Company recorded restructuring and asset impairment charges of $2,726,000 during 2002. The activity for the three months ended March 31, 2003 related to the restructuring accrual is outlined as follows:

                                                  Balance               Cash             Balance
                                              December 31, 2002       Payments        March 31, 2003
                                              -----------------      ---------        --------------
          Workforce reductions ...........       $   331             $   (75)            $  256
          Facility consolidations ........         1,159                 (21)             1,138
                                                 -------             -------             ------
                                                 $ 1,490             $   (96)            $1,394
                                                 =======             =======             ======



15)      Product Warranties
         The Company provides for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is affected by product failure rates, utilization levels, material usage, and supplier warranties on parts delivered to the Company. Should actual product failure rates, utilization levels, material usage, or supplier warranties on parts differ from the Company estimates, revisions to the estimated warranty liability would be required.

         Product warranty activity for the three months ended March 31, 2003 was as follows:

          Balance as of December 31, 2002 ............  $ 6,921
          Provisions for product warranties ..........      315
          Direct charges to the warranty liability....   (1,052)
                                                        -------
          Balance as of March 31, 2003 ...............  $ 6,184
                                                        =======

                              MKS INSTRUMENTS, INC.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MKS believes that this Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used herein, the words "believes," "anticipates," "plans," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect management's current opinions and are subject to certain risks and uncertainties that could cause results to differ materially from those stated or implied. MKS assumes no obligation to update this information. Risks and uncertainties include, but are not limited to, those discussed in the section entitled "Factors That May Affect Future Results."

OVERVIEW

MKS develops, manufactures and provides instruments, components and integrated subsystems used to measure, control, power and monitor critical parameters of semiconductor and other advanced manufacturing process environments.

On January 31, 2002, MKS completed its acquisition of the ENI Business ("ENI") of Emerson Electric Co., a supplier of solid-state radio frequency (RF) and direct current (DC) plasma power supplies, matching networks and instrumentation to the semiconductor and thin-film processing industries. The reasons for the acquisition of ENI were based upon the ability to offer higher value and more integrated application solutions by combining ENI's solid-state power conversion technology with the Company's core competency in plasma and reactive gas solutions. The acquisition has been accounted for under the purchase method of accounting. Also in 2002, MKS acquired three companies that expanded its position in distributed computer-based process control and data management. On March 13, 2002, MKS acquired Tenta Technology, Ltd. ("Tenta"), a privately held company that designs and supplies modular, computer-based process control systems for 300mm semiconductor process tool applications. On April 5, 2002, MKS acquired IPC Fab Automation GmbH ("IPC"), a privately held developer and provider of web-based hardware and software that enables e-diagnostics and advanced process control for advanced manufacturing applications. On October 1, 2002, MKS acquired EquipNet Ltd. ("EquipNet"), a privately held company that develops web-based connectivity equipment for the semiconductor industry. The results of operations of these acquired companies are included in the Company's consolidated statement of income as of and since the date of the purchase.

The Company's customers include semiconductor capital equipment manufacturers, semiconductor device manufacturers, industrial manufacturing companies and university, government and industrial research laboratories. During 2002, 2001 and 2000, MKS estimates that approximately 70%, 64% and 76% of its net sales, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers. MKS expects that sales to such customers will continue to account for a substantial majority of its sales. In 2002, 2001 and 2000, sales to MKS' top ten customers accounted for approximately 49%, 39% and 52%, respectively, of MKS' net sales. During 2002, 2001 and 2000, Applied Materials, Inc. accounted for approximately 23%, 18% and 30%, respectively, of MKS' net sales.

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

                                                 Three months ended
                                                    March 31,
                                                 2003         2002
                                                -----        -----
Net sales ..................................    100.0%       100.0%
Cost of sales ..............................     65.1         67.5
                                                -----        -----
Gross profit ...............................     34.9         32.5
Research and development ...................     15.4         15.5
Selling, general and administrative ........     24.5         28.9
Amortization of acquired intangible assets..      5.2          3.7
In-process research and development ........       --         10.3
                                                -----        -----
Loss from operations .......................    (10.2)       (25.9)
Interest income, net .......................      0.4          0.7
                                                -----        -----
Loss before income taxes ...................     (9.8)       (25.2)
Provision (benefit) for income taxes .......      0.4         (5.2)
                                                -----        -----
Net loss ...................................    (10.2)%      (20.0)%
                                                =====        =====

         Net Sales. Net sales increased 23.2% to $72.8 million for the three months ended March 31, 2003 from $59.1 million for the three months ended March 31, 2002. International net sales were approximately $29.7 million for the three months ended March 31, 2003 or 40.7% of net sales and $19.7 million for the same period of 2002 or 33.3% of net sales. The increase was due to increased worldwide demand for the Company's products from the Company's semiconductor capital equipment manufacturer and semiconductor device manufacturer customers during the quarter. Additionally, net sales in 2003 increased approximately $5.3 million from increased revenues of ENI and Tenta, the companies acquired during the three months ended March 31, 2002.

         The semiconductor capital equipment market has experienced a significant downturn since 2001. As a result, since 2001 the Company has experienced a significant reduction in demand for its products from its semiconductor capital equipment manufacturer and semiconductor device manufacturer customers. The semiconductor capital equipment industry has been cyclical, and the Company cannot determine how long the downturn will last. In the absence of significant improvement, net sales could continue to decline or remain low, and the amount of goodwill, other long-lived assets, and inventory considered realizable could be significantly reduced.

         Gross Profit. Gross profit as a percentage of net sales increased to 34.9% for the three months ended March 31, 2003 from 32.5% for the three months ended March 31, 2002. The increase was primarily due to overhead costs being a lower percentage of the higher net sales, and cost saving initiatives.

         Research and Development. Research and development expense increased 23.0% to $11.2 million or 15.4% of net sales for the three months ended March 31, 2003 from $9.1 million or 15.5% of net sales for the three months ended March 31, 2002. The increase was due to increased compensation expense of $1.1 million and increased expenses for project materials of $1.0 million, primarily from including a full quarter of costs during 2003 of the companies acquired during 2002.

         Selling, General and Administration. Selling, general and administration expenses increased 4.5% to $17.8 million or 24.5% of net sales for the three months ended March 31, 2003 from $17.1 million or 28.9% of net sales for the three months ended March 31, 2002. The increase was due to increased compensation expense of $0.4 million and other selling expenses, primarily from including a full quarter of costs during 2003 of the companies acquired during 2002.

            Amortization of Acquired Intangible Assets. Amortization expense of $3.8 million for the three months ended March 31, 2003 represents the amortization of the identifiable intangibles resulting from the acquisitions completed by MKS. The increase in amortization expense of $1.6 million as compared to the three months ended March 31, 2002 is due to amortization of intangible assets from the companies acquired in 2002.

            Purchase of In-process Technology. In-process research and development of $6.1 million for the three months ended March 31, 2002 arose from the acquisition of ENI.

            In January 2002, the Company acquired ENI in a transaction accounted for under the purchase method. The purchase price was allocated to the assets acquired, including intangible assets, based on their estimated fair values. The intangible asset allocation as of March 31, 2002 included approximately $6.1 million for acquired in-process technology for projects, generally expected to have durations of 12 months, that did not have future alternative uses.

            Interest Income (Expense), Net. During the three months ended March 31, 2003, the Company generated net interest income of $0.3 million, primarily from interest on its invested cash and investments, offset by interest expense on outstanding debt. Interest income declined $0.2 million to $0.6 million for the three months ended March 31, 2003 from $0.8 million for the three months ended March 31, 2002. The decrease was due to lower interest rate yields during 2003.

            Provision (benefit) for Income Taxes. The Company recorded a provision for income taxes of $0.3 million for the three months ended March 31, 2003, for an effective tax rate of 4.0%. As a result of incurring significant operating losses since 2001, the Company determined that it is more likely than not that its deferred tax assets may not be realized, and since the fourth quarter of 2002 has established a full valuation allowance for its net deferred tax assets. Accordingly, the Company has not recorded a deferred tax benefit from the net operating loss incurred in the three months ended March 31, 2003. The provision for income taxes of $0.3 million is comprised of tax expense from foreign operations and state taxes. Until an appropriate level of profitability is reached, the Company will not record deferred tax benefits from its net operating losses in future results of operations.

            The Company's effective tax rate for the three months ended March 31, 2002 was a benefit of 20.6%. The effective tax rate differed from the statutory rate of 35% due to the impact of non-deductible charges associated with acquisitions made in 2002.

LIQUIDITY AND CAPITAL RESOURCES

            The Company has financed its operations and capital requirements through a combination of cash provided by operations, long-term real estate financing, capital lease financing and short-term lines of credit.

            Operations used cash of $0.7 million for the three months ended March 31, 2003. The cash flow from operations for the first quarter of 2003 was impacted by the net loss of $7.4 million, offset by non-cash charges included in the net loss for depreciation and amortization of $7.6 million. Additionally, changes in operating assets and liabilities reduced cash by $1.1 million, primarily from an increase in accounts receivable of $4.2 million, offset by changes in other current assets of $1.1 million and accounts payable of $2.0 million. Investing activities utilized cash of $7.3 million for the three months ended March 31, 2003 primarily from purchases of available-for-sale investments. Financing activities used cash of $0.9 million, primarily for payments on debt.

            Working capital was $187.6 million as of March 31, 2003, a decrease of $4.4 million from December 31, 2002. MKS entered into a credit agreement on July 31, 2002 whereby MKS has a combined $40.0 million line of credit with two banks. The credit agreement expires on July 31, 2003 and has no collateral provisions. The Company was in compliance with all debt covenants as of March 31, 2003.

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

         MKS estimates that approximately 70% of its sales during 2002, 64% of its sales during 2001, and 76% of its sales during 2000 were to semiconductor capital equipment manufacturers and semiconductor device manufacturers, and it expects that sales to such customers will continue to account for a substantial majority of its sales. MKS' business depends upon the capital expenditures of semiconductor device manufacturers, which in turn depend upon the demand for semiconductors. Periodic reductions in demand for the products manufactured by semiconductor capital equipment manufacturers and semiconductor device manufacturers may adversely affect MKS' business, financial condition and results of operations. Historically, the semiconductor market has been highly cyclical and has experienced periods of overcapacity, resulting in significantly reduced demand for capital equipment. For example, in 1996 and 1998, the semiconductor capital equipment industry experienced significant declines, which caused a number of MKS' customers to reduce their orders. More recently, in 2001, 2002 and 2003, MKS has experienced a significant reduction in demand from OEM customers, and lower gross margins due to reduced absorption of manufacturing overhead. MKS incurred significant charges for excess and obsolete inventory of $16.6 million in 2001. The charges were primarily caused by a significant reduction in demand including reduced demand for older technology products. In addition, many semiconductor manufacturers have operations and customers in Asia, a region which in recent years has experienced serious economic problems including currency devaluations, debt defaults, lack of liquidity and recessions. MKS cannot be certain that semiconductor downturns will not recur. A decline in the level of orders as a result of any future downturn or slowdown in the semiconductor capital equipment industry could have a material adverse effect on MKS' business, financial condition and results of operations.

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

         For example, MKS was in the process of increasing its production capacity when the semiconductor capital equipment market began to experience a significant downturn in 1996. This downturn had a material adverse effect on MKS' operating results in the second half of 1996 and the first half of 1997. After an increase in business in the latter half of 1997, the market experienced another downturn in 1998, which had a material adverse effect on MKS' 1998 and first quarter 1999 operating results. More recently, the semiconductor capital equipment market experienced a significant downturn during 2001, 2002 and 2003. As a result, MKS has experienced a reduction in demand from OEM customers, which has had a material adverse effect on MKS' operating results. During 2001 gross margins were negatively affected by significant charges for excess and obsolete inventory of $16.6 million in 2001. The charges were primarily caused by a significant reduction in demand including reduced demand for older technology products. As a result of the factors discussed above, it is likely that MKS will in the future experience quarterly or annual fluctuations and that, in one or more future quarters, its operating results will fall below the expectations of public market analysts or investors. In any such event, the price of MKS' common stock could decline significantly.

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

         MKS acquired Compact Instrument Technology, LLC ("Compact Instrument") in March 2000, Telvac Engineering, Ltd. ("Telvac") in May 2000, Spectra Instruments, LLC ("Spectra") in July 2000, D.I.P., Inc. ("D.I.P.") in September 2000, Applied Science and Technology, Inc. ("ASTeX") in January 2001, On-Line Technologies, Inc. ("On-Line") in April 2001, the ENI Business ("ENI") of Emerson Electric Co. in January 2002, Tenta Technology Ltd. ("Tenta") in March 2002, IPC Fab Automation GmbH ("IPC") in April 2002 and EquipNet Ltd. ("EquipNet") in October 2002. As a part of its business strategy, MKS may enter into additional business combinations and acquisitions. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of MKS' ongoing business and distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses.

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

PROTECTION OF MKS' INTELLECTUAL PROPERTY RIGHTS MAY RESULT IN COSTLY LITIGATION.

         Litigation may be necessary in order to enforce MKS' patents, copyrights or other intellectual property rights, to protect its trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. MKS has been involved in lawsuits enforcing its intellectual property rights in the past, and may be involved in such litigation in the future. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on MKS' business, financial condition and results of operations.

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

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Information concerning market risk is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003. MKS enters into local currency purchased options and forward exchange contracts to reduce currency exposure arising from intercompany sales of inventory. There were no material changes in MKS' exposure to market risk from December 31, 2002.

         ITEM 4. CONTROLS AND PROCEDURES.

a)       Evaluation of disclosure controls and procedures.

         Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Form 10-Q, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

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

PART II  OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS.

         On November 3, 1999, On-Line Technologies, Inc. ("On-Line"), which was acquired by the Company in April 2001, brought suit in federal district court in Connecticut against Perkin-Elmer, Inc. and certain other defendants for infringement of On-Line's patent related to its FTIR spectrometer product. The suit sought injunctive relief and damages for infringement. Perkin-Elmer, Inc. filed a counterclaim seeking invalidity of the patent, costs, and attorneys' fees. In June 2002, the defendants filed a motion for summary judgment. In April 2003 the court granted the motion and dismissed the case. The Company has appealed this decision.

         There have been no other material developments since the filing of MKS' Annual Report on Form 10-K on March 31, 2003.

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(d)      Use of Proceeds from Sales of Registered Securities.

         The Company has previously provided information on Form 10-Q for the quarter ended September 30, 2000 relating to the use of proceeds from the sale of securities by the Company pursuant to the Registration Statement on Form S-1 (Reg. No. 333-71363) that was declared effective by the Securities and Exchange Commission on March 29, 1999. As of March 31, 2003, approximately $32.2 million of the net proceeds from the securities sold has been used to acquire businesses. There has been no other change to the information previously provided.

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

         ITEM 5. OTHER INFORMATION.

         None.

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

            Exhibit No.    Exhibit Description
            -----------    -------------------
               99.1        Certification of Chief Executive Officer pursuant to
                           18 U.S.C [sec] 1350, as adopted pursuant to Section
                           906 of the Sarbanes-Oxley Act of 2002

               99.2        Certification of Chief Financial Officer pursuant to
                           18 U.S.C [sec] 1350, as adopted pursuant to Section
                           906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

         None.




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MKS INSTRUMENTS, INC.




May 8, 2003                     By:  /s/ Ronald C. Weigner
                                     ------------------------------------------
                                     Ronald C. Weigner
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)

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


Dated: May 8, 2003                   /s/ John R. Bertucci
                                     -------------------------------------------
                                     John R. Bertucci
                                     Chairman, Chief Executive Officer and
                                     President
                                     (Principal Executive Officer)

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

Dated:  May 8, 2003                    /s/ Ronald C. Weigner
                                       -----------------------------------------
                                       Ronald C. Weigner
                                       Vice President and Chief Financial
                                       Officer
                                       (Principal Financial Officer)