Form 10-Q
period 2003-06-30
MKS INSTRUMENTS INC
filed 2003-08-13
CIK 1049502

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _______________ to _______________


Commission file number 0-23621
                       -------


                              MKS INSTRUMENTS, INC.

             (Exact name of registrant as specified in its charter)

Massachusetts                                           04-2277512
--------------------------------------------------------------------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification No.)

Six Shattuck Road, Andover, Massachusetts               01810
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code      (978) 975-2350
                                                        ------------------------

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

Number of shares outstanding of the issuer's common stock as of July 31, 2003:
51,565,994

                              MKS INSTRUMENTS, INC.
                                    FORM 10-Q
                                      INDEX

PART I    FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS.

               Consolidated Balance Sheets -
               June 30, 2003 and December 31, 2002

               Consolidated Statements of Income -
               Three months and six months ended June 30, 2003 and 2002

               Consolidated Statements of Cash Flows -
               Six months ended June 30, 2003 and 2002

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

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     ITEM 5.   OTHER INFORMATION.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

PART I.   FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS.

                              MKS INSTRUMENTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                      June 30, 2003    December 31, 2002
                                                                      -------------    -----------------
                                                                       (Unaudited)
                              ASSETS
Current assets:
    Cash and cash equivalents ................................          $ 68,490          $ 88,820
    Short-term investments ...................................            48,706            39,894
    Trade accounts receivable, net ...........................            50,904            45,505
    Inventories ..............................................            74,570            73,235
    Other current assets .....................................             6,491             6,098
                                                                        --------          --------
        Total current assets .................................           249,161           253,552
    Long-term investments ....................................            18,319            15,980
    Property, plant and equipment, net .......................            78,246            82,595
    Goodwill, net ............................................           259,727           259,781
    Acquired intangible assets, net ..........................            60,327            67,720
    Other assets .............................................             5,715             5,995
                                                                        --------          --------
        Total assets .........................................          $671,495          $685,623
                                                                        ========          ========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term borrowings ....................................          $ 12,539          $ 13,877
    Current portion of long-term debt ........................             1,777             4,263
    Current portion of capital lease obligations .............               236               332
    Accounts payable .........................................            18,079            15,301
    Accrued compensation .....................................             6,145             6,117
    Other accrued expenses ...................................            18,898            21,654
                                                                        --------          --------
        Total current liabilities ............................            57,674            61,544
Long-term debt ...............................................            10,614            11,469
Long-term portion of capital lease obligations ...............               153               257
Other liabilities ............................................             1,526             1,663
Commitments and contingencies (Note 12)
Stockholders' equity:
    Preferred Stock, $0.01 par value, 2,000,000 shares
        authorized; none issued and outstanding ..............                --                --
    Common Stock, no par value, 200,000,000 shares authorized;
        51,507,713 and 51,359,753 issued and outstanding at
        June 30, 2003 and December 31, 2002, respectively ....               113               113
    Additional paid-in capital ...............................           580,539           579,175
    Retained earnings ........................................            15,723            28,623
    Accumulated other comprehensive income ...................             5,153             2,779
                                                                        --------          --------
        Total stockholders' equity ...........................           601,528           610,690
                                                                        --------          --------
        Total liabilities and stockholders' equity ...........          $671,495          $685,623
                                                                        ========          ========


   The accompanying notes are an integral part of the consolidated financial statements.

                              MKS INSTRUMENTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)

                                                            Three Months Ended               Six Months Ended
                                                                  June 30,                        June 30,
                                                           2003            2002            2003              2002
                                                         --------        --------        ---------        ---------
Net Sales ..........................................     $ 81,168        $ 85,932        $ 153,945        $ 144,999
Cost of sales ......................................       53,723          56,217          101,094           96,064
                                                         --------        --------        ---------        ---------
Gross profit .......................................       27,445          29,715           52,851           48,935
Research and development ...........................       11,453          12,053           22,685           21,185
Selling, general and administrative ................       17,459          20,721           35,278           37,779
Amortization of acquired intangible assets .........        3,617           4,137            7,395            6,342
Restructuring, asset impairment and other charges ..          304              --              304               --
Purchase of in-process research and development ....           --           2,290               --            8,390
                                                         --------        --------        ---------        ---------
Loss from operations ...............................       (5,388)         (9,486)         (12,811)         (24,761)
Interest expense ...................................          259             252              547              581
Interest income ....................................          541             608            1,109            1,363
                                                         --------        --------        ---------        ---------
Loss before income taxes ...........................       (5,106)         (9,130)         (12,249)         (23,979)
Provision (benefit) for income taxes ...............          364          (4,436)             651           (7,498)
                                                         --------        --------        ---------        ---------
Net loss ...........................................     $ (5,470)       $ (4,694)       $ (12,900)       $ (16,481)
                                                         ========        ========        =========        =========

Net loss per share:
     Basic and diluted .............................     $  (0.11)       $  (0.09)       $   (0.25)       $   (0.34)
                                                         ========        ========        =========        =========

Weighted average common shares outstanding:
     Basic and diluted .............................       51,419          51,152           51,399           48,720
                                                         ========        ========        =========        =========


   The accompanying notes are an integral part of the consolidated financial statements.

                              MKS INSTRUMENTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                        2003             2002
                                                                                      --------        ---------
Cash flows from operating activities:
    Net loss ..................................................................       $(12,900)       $ (16,481)
    Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization ........................................         14,971           13,522
         Purchase of in-process research and development ......................             --            8,390
         Other ................................................................            (71)             464
         Changes in operating assets and liabilities net of effects of businesses acquired:
             Trade accounts receivable ........................................         (5,028)         (13,324)
             Inventories ......................................................           (984)          (8,458)
             Other current assets .............................................           (393)           3,063
             Accrued expenses and other current liabilities ...................         (3,006)          (3,048)
             Accounts payable .................................................          2,714            7,345
                                                                                      --------        ---------
    Net cash used in operating activities .....................................         (4,697)          (8,527)
                                                                                      --------        ---------
    Cash flows from investing activities:
        Purchases of short-term and long-term investments .....................        (42,347)         (49,970)
        Maturities and sales of short-term and long-term investments ..........         31,345           33,354
        Purchases of property, plant and equipment ............................         (3,002)          (3,940)
        (Increase) decrease in other assets ...................................            422             (511)
        Purchases of businesses, net of cash acquired .........................             --          (16,298)
                                                                                      --------        ---------
    Net cash used in investing activities .....................................        (13,582)         (37,365)
                                                                                      --------        ---------
    Cash flows from financing activities:
        Proceeds from short-term borrowings ...................................         23,517            6,968
        Payments on short-term borrowings .....................................        (24,734)          (9,193)
        Principal payments on long-term debt ..................................         (3,347)          (3,616)
        Proceeds from exercise of stock options ...............................          1,364            7,518
        Principal payments under capital lease obligations ....................           (208)            (231)
                                                                                      --------        ---------
    Net cash provided by (used in) financing activities .......................         (3,408)           1,446
                                                                                      --------        ---------
    Effect of exchange rate changes on cash and cash equivalents ..............          1,357              469
                                                                                      --------        ---------
    Decrease in cash and cash equivalents .....................................        (20,330)         (43,977)
    Cash and cash equivalents at beginning of period ..........................         88,820          120,869
                                                                                      --------        ---------
    Cash and cash equivalents at end of period ................................       $ 68,490        $  76,892
                                                                                      ========        =========
    Supplemental disclosure of cash flow information:
        Cash paid during the period for:
           Interest ...........................................................       $    412        $     442
                                                                                      ========        =========
           Income taxes .......................................................       $    212        $   1,901
                                                                                      ========        =========
        Noncash transactions during the period:
           Stock and options issued for acquisitions ..........................             --        $ 282,341
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

                              MKS INSTRUMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Tables in thousands, except per share data)

1)   Basis of Presentation

     The terms "MKS" and the "Company" refer to MKS Instruments, Inc. and its subsidiaries. The interim financial data as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 is unaudited; however, in the opinion of MKS, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the December 31, 2002 audited financial statements and notes thereto included in the MKS Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.

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

                                                                  Three Months Ended            Six Months Ended
                                                                       June 30,                      June 30,
                                                                 2003           2002            2003           2002
                                                              ---------      ----------      ---------      ----------
     Net loss:
          Net loss as reported ..........................     $  (5,470)     $   (4,694)     $ (12,900)     $  (16,481)
          Deduct: Total stock-based employee compensation
            expense determined under the fair-value-based
            method for all awards, net of tax ...........        (5,138)         (3,848)       (10,040)         (6,999)
                                                              ---------      ----------      ---------      ----------
          Pro forma net loss ............................     $ (10,608)     $   (8,542)     $ (22,940)     $  (23,480)
                                                              =========      ==========      =========      ==========
     Basic net loss per share:
          Net loss as reported ..........................     $   (0.11)     $    (0.09)     $   (0.25)     $    (0.34)
                                                              =========      ==========      =========      ==========
          Pro forma net loss ............................     $   (0.21)     $    (0.17)     $   (0.45)     $    (0.48)
                                                              =========      ==========      =========      ==========
     Diluted net loss per share:
          Net loss as reported ..........................     $   (0.11)     $    (0.09)     $   (0.25)     $    (0.34)
                                                              =========      ==========      =========      ==========
          Pro forma net loss ............................     $   (0.21)     $    (0.17)     $   (0.45)     $    (0.48)
                                                              =========      ==========      =========      ==========

     There is no tax benefit included in the stock-based employee compensation expense determined under the fair-value-based method for the three and six months ended June 30, 2003, as the Company established a full valuation allowance for its net deferred tax assets.

     The weighted average fair value of options at the date of grant was estimated using the Black-Scholes model. In the three and six months ended June 30, 2003, the weighted fair value of options at the date of grant was $10.64 and $10.31, respectively, with the following assumptions: expected life of 5 years, weighted average interest rate of 2.51% and 2.70%, respectively, expected volatility of 79% and 80%, respectively, and no dividend yield. In the three and six months ended June 30, 2002, the weighted average fair value of options at the date of grant was

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)


     $19.23 and $16.50, respectively, with the following assumptions: expected life of 5 years, weighted average interest rate of 4.51% and 4.40%, respectively, expected volatility of 81%, and no dividend yield.

     The fair value of purchase rights granted in the six months ended June 30, 2003 and 2002 under the Second Restated 1999 Employee Stock Purchase Plan was $7.06 and $13.82, respectively. The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions in 2003: expected life of 6 months, interest rate of 1.31%, expected volatility of 79%, and no dividend yield. In 2002, the following assumptions were made: expected life of 6 months, interest rate of 1.81%, expected volatility of 81%, and no dividend yield.

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

4)   Recent Accounting Pronouncements

     In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company is in the process of assessing the effect of SFAS 149 and does not expect the adoption of the pronouncement to have a material effect on its consolidated financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. For all financial instruments entered into or modified after May 31, 2003, SFAS 150 is effective immediately. For all other instruments, SFAS 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003. The Company is in the process of assessing the effect of SFAS 150 and does not expect the adoption of the pronouncement to have a material effect on its consolidated financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. FIN 46 is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and periods beginning after June 15, 2003 for variable interest entities created before February 1, 2003. The Company does not expect the adoption of FIN 46 to have a material effect on its consolidated financial position or results of operations.

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

     In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 addresses revenue recognition on arrangements encompassing multiple elements that are delivered at different points in time, defining criteria that must be met for elements to be considered to be a separate unit of accounting. If an element is determined to be a separate unit of accounting, the revenue for the element is recognized at the time of delivery. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect that the pronouncement will have a material impact on its consolidated financial position or results of operations.

5)   Goodwill and Intangible Assets

     Intangible Assets

     Acquired amortizable intangible assets consisted of the following as of June 30, 2003:

                                                        Gross                             Net         Weighted
                                                      Carrying       Accumulated       Carrying        Average
                                                       Amount        Amortization        Amount      Useful Life
                                                      --------       ------------      --------      -----------
     Completed technology ....................        $ 69,394         $(21,632)        $47,762        6 years
     Customer relationships ..................           6,640           (2,202)          4,438        7 years
     Patents, trademarks, tradenames
       and other .............................          12,394           (4,267)          8,127        7 years
                                                      --------         --------         -------
                                                      $ 88,428         $(28,101)        $60,327        6 years
                                                      ========         ========         =======        =======

     Acquired amortizable intangible assets consisted of the following as of December 31, 2002:

                                                        Gross                             Net         Weighted
                                                      Carrying       Accumulated       Carrying        Average
                                                       Amount        Amortization        Amount      Useful Life
                                                      --------       ------------      --------      -----------
     Completed technology ....................        $ 69,394         $(15,629)        $53,765        6 years
     Customer relationships ..................           6,640           (1,743)          4,897        7 years
     Patents, trademarks, tradenames
       and other .............................          12,394           (3,336)          9,058        7 years
                                                      --------         --------         -------
                                                      $ 88,428         $(20,708)        $67,720        6 years
                                                      ========         ========         =======        =======

     Aggregate amortization expense related to acquired intangibles for the three and six months ended June 30, 2003 was $3,617,000 and $7,395,000, respectively. Aggregate amortization expense related to acquired intangibles for the three and six months ended June 30, 2002 was $4,137,000 and $6,342,000, respectively. Estimated amortization expense related to acquired intangibles for each of the five succeeding fiscal years is as follows:

                    Year                 Amount
                    ----                -------
                    2003                $14,469
                    2004                 14,145
                    2005                 13,244
                    2006                 11,143
                    2007                 10,536

     Goodwill

     The change in the carrying amount of goodwill during the three and six months ended June 30, 2003 was not material.

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)


6)   Cash and Cash Equivalents and Investments

     Cash and Cash equivalents consist of the following:

                                                              June 30,   December 31,
                                                               2003         2002
                                                              --------   ------------
     Cash and Money Market Instruments ..................     $45,500      $51,538
     Commercial Paper ...................................      17,394       31,216
     Federal Government and Government Agency
       Obligations ......................................       4,856        6,066
     Corporate Obligations ..............................         740           --
                                                              -------      -------
                                                              $68,490      $88,820
                                                              =======      =======

     Short-term available-for-sale investments at market value maturing within one year consist of the following:

                                                                June 30,     December 31,
                                                                  2003           2002
                                                                --------     ------------
     Commercial Paper ...................................       $ 9,003       $10,400
     Federal Government and Government Agency
       Obligations ......................................        39,703        28,636
     Corporate Obligations ..............................            --           858
                                                                -------       -------
                                                                $48,706       $39,894
                                                                =======       =======


     Long-term available-for-sale investments at market value with maturities of 1 to 5 years consist of the following:

                                                                June 30,    December 31,
                                                                  2003         2002
                                                                --------    ------------
     Commercial Paper ...................................       $ 3,063       $    --
     Federal Government and Government Agency
       Obligations ......................................         7,078         2,061
     Corporate Obligations ..............................         8,178        13,919
                                                                -------       -------
                                                                $18,319       $15,980
                                                                =======       =======

     Gross unrealized gains and losses on available-for-sale investments were not material at June 30, 2003 and December 31, 2002.

7)   Net Loss Per Share

     The following table sets forth the computation of basic and diluted net loss per share:

                                                                        Three Months Ended June 30,
                                                                           2003            2002
                                                                        ----------        --------
     Numerator
          Net loss ..................................................   $   (5,470)       $ (4,694)
                                                                        ==========        ========
     Denominator
         Shares used in net loss per common share - basic
           and diluted ..............................................       51,419          51,152
                                                                        ==========        ========
     Net loss per common share
         Basic and diluted ..........................................   $    (0.11)       $  (0.09)
                                                                        ==========        ========

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

                                                                        Six Months Ended June 30,
                                                                           2003          2002
                                                                        -----------     --------
     Numerator
          Net loss ..................................................   $   (12,900)    $(16,481)
                                                                        ===========     ========
     Denominator
         Shares used in net loss per common share - basic
           and diluted ..............................................        51,399       48,720
                                                                        ===========     ========
     Net loss per common share
         Basic and diluted ..........................................   $     (0.25)    $  (0.34)
                                                                        ===========     ========

     For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price greater than the average market price of the common shares during the period. All options outstanding during the three and six months ended June 30, 2003 and 2002 are excluded from the calculation of diluted net loss per common share because their inclusion would be anti-dilutive. There were options to purchase approximately 8,218,000 and 7,203,000 shares of the Company's common stock outstanding as of June 30, 2003 and 2002, respectively.

8)       Inventories

         Inventories consist of the following:

                                            June 30,          December 31,
                                              2003               2002
                                            --------          ------------
        Raw material...................     $ 36,116           $ 36,630
        Work in process................       13,537             11,617
        Finished goods.................       24,917             24,988
                                            --------           --------
                                            $ 74,570           $ 73,235
                                            ========           ========

9)   Stockholders' Equity

     Total comprehensive loss was as follows:

                                                                       Three Months Ended June 30,
                                                                         2003              2002
                                                                       --------          ---------
     Net loss.....................................................     $(5,470)          $ (4,694)
     Other comprehensive income, net of taxes:
         Changes in value of financial instruments designated
            as hedges of currency and interest rate exposures.....         258                  4
         Foreign currency translation adjustment..................       1,455              2,151
         Unrealized gain (loss) on investments....................         (13)               118
                                                                       -------           --------
     Other comprehensive income, net of taxes.....................       1,700              2,273
                                                                        ------           --------
     Total comprehensive loss.....................................     $(3,770)          $ (2,421)
                                                                       =======           ========

                                                                   Six Months Ended June 30,
                                                                      2003          2002
                                                                   ----------     ----------
     Net loss...................................................    $(12,900)     $ (16,481)
     Other comprehensive income, net of taxes:
         Changes in value of financial instruments designated
            as hedges of currency and interest rate exposures...         161           (152)
         Foreign currency translation adjustment................       2,225          1,811
         Unrealized gain (loss) on investments..................         (12)            63
                                                                    --------      ---------
     Other comprehensive income, net of taxes...................       2,374          1,722
                                                                    --------      ---------
     Total comprehensive loss...................................    $(10,526)     $ (14,759)
                                                                    ========      =========

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

     As a result of incurring significant operating losses since 2001, the Company determined that it is more likely than not that its deferred tax assets may not be realized, and since the fourth quarter of 2002 has established a full valuation allowance for its net deferred tax assets. Accordingly, the Company has not recorded a deferred tax benefit from the net operating loss incurred in the three and six months ended June 30, 2003. The provision for income taxes for the three and six months ended June 30, 2003 is comprised of tax expense from foreign operations and state taxes.

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

11)  Segment Information and Significant Customer

     During 2002, the Company consolidated its product groups to accelerate product development, rationalize manufacturing operations, and reduce operating costs. This realignment of operations has organized the Company into three product groups: Instruments and Control Systems; Power and Reactive Gas Products; and Vacuum Products. The Company's products are derived from MKS' core competencies in pressure measurement and control; materials delivery; gas and thin-film composition analysis; control and information management; power and reactive gas generation; and vacuum technology. The Company's operating segments are aggregated into one reportable segment because the products are manufactured and distributed in a similar manner, have similar long-term margins and are sold to a similar customer base. The segment information for the three and six months ended June 30, 2002 has been reclassified to conform with these internal organizational changes.

     Net sales to unaffiliated customers are based on the location in which the sale originated. Transfers between geographic areas are at negotiated transfer prices and have been eliminated from consolidated net sales.

     Net sales to unaffiliated customers by geographic area for the three months ended June 30, 2003 and 2002 were as follows:

                                                United States    Far East    Europe       Total
                                                -------------    --------    -------     -------
     Net sales to unaffiliated customers 2003     $47,813        $22,504     $10,851     $81,168
                                         2002      58,294         18,773       8,865      85,932

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

     Net sales to unaffiliated customers for the six months ended June 30, 2003 and 2002 and long-lived assets as of June 30, 2003 and 2002, by geographic area were as follows:

                                                United States   Far East   Europe      Total
                                                -------------   --------   -------    --------
     Net sales to unaffiliated customers 2003      $90,938      $42,820    $20,187    $153,945
                                         2002       97,688       30,109     17,202     144,999

                       Long-lived assets 2003     $341,662      $55,458    $ 6,895    $404,015
                                         2002      368,630       58,625      6,241     433,496

     Included in the Far East are Japan, Korea, Singapore, Taiwan, China and Hong Kong. Included in Europe are Germany, France and the United Kingdom. Net sales to unaffiliated customers from Japan were $11,962,000 and $9,151,000 for the three months ended June 30, 2003 and 2002 and $25,355,000 and $16,441,000 for the six months ended June 30, 2003 and 2002, respectively. Long-lived assets within Japan amounted to $9,986,000 and $11,830,000 at June 30, 2003 and 2002, respectively.

     The Company had one customer comprising 18% and 27% of net sales for the three months ended June 30, 2003 and 2002, respectively, and 17% and 23% for the six months ended June 30, 2003 and 2002, respectively.

12)  Commitments and Contingencies

     Legal Matters

     On April 3, 2003, Advanced Energy Industries, Inc. ("Advanced Energy") filed suit against MKS in federal district court in Colorado ("Colorado Action"), seeking a declaratory judgment that Advanced Energy's Xstream product does not infringe three patents held by Applied Science and Technology, Inc. ("ASTeX"), a subsidiary of MKS. MKS has filed a motion to dismiss Advanced Energy's complaint, and that motion is now pending before the Colorado court. On May 14, 2003, MKS and ASTeX brought suit in federal district court in Delaware against Advanced Energy for infringement of five ASTeX patents, including the three patents at issue in the Colorado Action. MKS and ASTeX seek injunctive relief and damages for Advanced Energy's infringement. Advanced Energy has moved to dismiss this suit in favor of Advanced Energy's Colorado Action, and MKS has opposed Advanced Energy's motion. Advanced Energy's motion to dismiss is now pending before the Delaware court. Both of these cases are in the early stages of pre-trial discovery.

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

     The following unaudited pro forma information presents a summary of the historical results of operations of the Company as if the ENI, Tenta and IPC acquisitions had occurred at the beginning of each period.

                                             Three Months Ended   Six Months Ended
                                               June 30, 2002       June 30, 2002
                                             ------------------   ----------------
         Net sales...........................     $85,932             $149,446
         Net loss............................     $(2,404)            $(10,671)
         Net loss per share:
              Basic and diluted..............     $ (0.05)            $  (0.21)

     The unaudited pro forma results for the three and six months ended June 30, 2002 excludes approximately $1,300,000 of non-recurring charges directly related to the transactions. Additionally, the charge for purchase of in-process research and development was not included in the unaudited pro forma results, because it was non-recurring and directly related to the transaction.

14)  Restructuring, Asset Impairment and Other Charges

     During 2002, the Company implemented a consolidation of recent acquisitions to accelerate product development, rationalize manufacturing operations, and reduce operating costs. As a result, the Company recorded restructuring and asset impairment charges of $2,726,000 during 2002. The activity for the six months ended June 30, 2003 related to the 2002 restructuring accrual is outlined as follows:

                                         Workforce     Facility
                                         Reductions  Consolidations     Total
                                         ----------  --------------    -------
     Balance as of December 31, 2002 ..    $ 331        $ 1,159        $ 1,490
     Cash payments in first quarter ...      (75)           (21)           (96)
                                           -----        -------        -------
     Balance as of March 31, 2003 .....      256          1,138          1,394
     Cash payments in second quarter ..      (35)           (21)           (56)
                                           -----        -------        -------
     Balance as of June 30, 2003 ......    $ 221        $ 1,117        $ 1,338
                                           =====        =======        =======

     During the three months ended June 30, 2003, the Company continued the consolidation of recent acquisitions and recorded restructuring, asset impairment and other charges of $304,000. The charges consisted of $112,000 of severance costs related to workforce reductions, an asset impairment charge of $92,000 primarily for assets to be disposed, and $100,000 of professional fees related to the consolidation. The severance costs and professional fees are accrued as of June 30, 2003 and are expected to be paid by the end of 2003.

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

     Product warranty activity for the six months ended June 30, 2003 was as follows:

         Balance as of December 31, 2002.......................   $ 6,921
         Provisions for product warranties.....................     1,064
         Direct charges to the warranty liability..............    (1,839)
                                                                  -------
         Balance as of June 30, 2003...........................   $ 6,146
                                                                  =======

                              MKS INSTRUMENTS, INC.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MKS believes that this Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used herein, the words "believes," "anticipates," "plans," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect management's current opinions and are subject to certain risks and uncertainties that could cause results to differ materially from those stated or implied. MKS assumes no obligation to update this information. Risks and uncertainties include, but are not limited to, those discussed herein in the section entitled "Factors That May Affect Future Results."

OVERVIEW

MKS develops, manufactures and provides instruments, components and integrated subsystems used to measure, control, power and monitor critical parameters of semiconductor and other advanced manufacturing process environments.

On January 31, 2002, MKS completed its acquisition of the ENI Business ("ENI") of Emerson Electric Co., a supplier of solid-state radio frequency (RF) and direct current (DC) plasma power supplies, matching networks and instrumentation to the semiconductor and thin-film processing industries. The reasons for the acquisition of ENI were based upon the ability to offer higher value and more integrated application solutions by combining ENI's solid-state power conversion technology with the Company's core competency in plasma and reactive gas solutions. The acquisition has been accounted for under the purchase method of accounting. Also in 2002, MKS acquired three companies that expanded its position in distributed computer-based process control and data management. On March 13, 2002, MKS acquired Tenta Technology Ltd. ("Tenta"), a privately held company that designs and supplies modular, computer-based process control systems for 300mm semiconductor process tool applications. On April 5, 2002, MKS acquired IPC Fab Automation GmbH ("IPC"), a privately held developer and provider of web-based hardware and software that enables e-diagnostics and advanced process control for advanced manufacturing applications. On October 1, 2002, MKS acquired EquipNet Ltd. ("EquipNet"), a privately held company that develops web-based connectivity equipment for the semiconductor industry. The results of operations of these acquired companies are included in the Company's consolidated statement of income as of and since the date of the purchase.

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

                                                       Three Months Ended      Six Months Ended
                                                            June 30,               June 30,
                                                        2003        2002       2003        2002
                                                       ------      ------     ------      ------
Net sales............................................  100.0%      100.0%     100.0%      100.0%
Cost of sales........................................   66.2        65.4       65.7        66.3
                                                       -----       -----      -----       -----
Gross profit.........................................   33.8        34.6       34.3        33.7
Research and development.............................   14.1        14.0       14.7        14.6
Selling, general and administrative..................   21.5        24.1       22.9        26.1
Amortization of acquired intangible assets...........    4.4         4.8        4.8         4.3
Restructuring, asset impairment and other charges....    0.4          --        0.2          --
In-process research and development..................     --         2.7         --         5.8
                                                       -----       -----      -----       -----
Loss from operations.................................   (6.6)      (11.0)      (8.3)      (17.1)
Interest income, net.................................    0.3         0.4        0.3         0.6
                                                       -----       -----      -----       -----
Loss before income taxes.............................   (6.3)      (10.6)      (8.0)      (16.5)
Provision (benefit) for income taxes.................    0.4        (5.1)       0.4        (5.1)
                                                       -----       -----      -----       -----
Net loss.............................................   (6.7)%      (5.5)%     (8.4)%     (11.4)%
                                                       =====       =====      =====       =====

     Net Sales. Net sales decreased 5.5% to $81.2 million for the three months ended June 30, 2003 from $85.9 million for the three months ended June 30, 2002. International net sales were approximately $33.4 million for the three months ended June 30, 2003 or 41.1% of net sales and $27.6 million for the same period of 2002 or 32.2% of net sales. The decline in net sales was due to decreased domestic demand for the Company's products from the Company's semiconductor capital equipment manufacturer and semiconductor device manufacturer customers, as compared to the second quarter of 2002.

     Net sales increased 6.2% to $153.9 million for the six months ended June 30, 2003 from $145.0 million for the six months ended June 30, 2002. International net sales were approximately $63.0 million for the six months ended June 30, 2003 or 40.9% of net sales and $47.3 million for the same period of 2002 or 32.6% of net sales. MKS acquired ENI, Tenta and IPC during the six months ended June 30, 2002, and net sales for the six month period ended June 30, 2002 includes their revenues from the date of acquisition, whereas the revenues of these companies is included in net sales for the full six months of 2003. The revenues of ENI, Tenta and IPC included in the Company's net sales increased approximately $5.6 million in 2003, primarily from their inclusion for the full six months of 2003.

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

     Gross Profit. Gross profit as a percentage of net sales decreased to 33.8% for the three months ended June 30, 2003 from 34.6% for the three months ended June 30, 2002. The decrease was primarily due to a shift in product mix to new products with higher materials costs in initial production runs.

     Gross profit as a percentage of net sales increased to 34.3% for the six months ended June 30, 2003 from 33.7% for the same period of 2002. The increase in gross profit percent is due to overhead costs for the six months of 2003 being a lower percentage of the higher net sales, and cost savings initiatives, offset by higher materials costs of the new products in initial production runs.

     Research and Development. Research and development expense decreased 5.0% to $11.5 million or 14.1% of net sales for the three months ended June 30, 2003 from $12.1 million or 14.0% of net sales for the three months ended June 30, 2002. The decrease was primarily due to decreased expenses for project materials. Research and development expense increased 7.1% to $22.7 million or 14.7% of net sales for the six months ended June 30, 2003 from $21.2 million or 14.6% of net sales for the same period of 2002. The increase was due to increased compensation expense, primarily from including a full six months of costs in 2003 of the companies acquired during 2002.

     Selling, General and Administration. Selling, general and administration expenses decreased 15.7% to $17.5 million or 21.5% of net sales for the three months ended June 30, 2003 from $20.7 million or 24.1% of net sales for the three months ended June 30, 2002. The decrease was due primarily to lower compensation expense of $0.9 million resulting from cost savings initiatives, and decreased professional fees of $1.7 million. Selling, general and administrative expenses decreased 6.6% to $35.3 million or 22.9% of net sales for the six months ended June 30, 2003 from $37.8 million or 26.1% of net sales for the same period of 2002. The decrease was due primarily to lower compensation expense of $0.5 million resulting from cost savings initiatives and decreased professional fees of $1.7 million.

     Amortization of Acquired Intangible Assets. Amortization expense of $3.6 million and $7.4 million for the three and six months ended June 30, 2003 represents the amortization of the identifiable intangibles resulting from the acquisitions completed by MKS. Amortization of the identifiable intangibles was $4.1 million and $6.3 million for the three and six months ended June 30, 2002, respectively. The increase in amortization during 2003 was due to amortization of intangibles from companies acquired in 2002

     Restructuring, Asset Impairment and Other Charges. During the three months ended June 30, 2003, the Company continued the consolidation of recent acquisitions and recorded restructuring, asset impairment and other charges of $0.3 million. The charges consisted of $0.1 million of severance costs related to workforce reductions, an asset impairment charge of $0.1 million primarily for assets to be disposed, and $0.1 million of professional fees related to the consolidation. The severance costs and professional fees are accrued as of June 30, 2003 and are expected to be paid by the end of 2003.

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

     Interest Income (Expense), Net. During the three and six months ended June 30, 2003, the Company generated net interest income of $0.3 million and $0.6 million, respectively. Interest income declined $0.3 million for the six months ended June 30, 2003 as compared to the same period of 2002, primarily from lower interest rate yields during 2003.

     Provision (benefit) for Income Taxes. The Company recorded a provision for income taxes of $0.4 million and $0.7 million for the three and six months ended June 30, 2003. As a result of incurring significant operating losses since 2001, the Company determined that it is more likely than not that its deferred tax assets may not be realized, and since the fourth quarter of 2002 has established a full valuation allowance for its net deferred tax assets. Accordingly, the Company has not recorded a deferred tax benefit from the net operating loss incurred in the three and six months ended June 30, 2003. The provision for income taxes in 2003 is comprised of tax expense from foreign operations and state taxes. Until an appropriate level of profitability is reached, the Company will not record deferred tax benefits from its net operating losses in future results of operations.

     The effective tax rates for the three and six months ended June 30, 2002 were a benefit of 49% and 31%, respectively, and differed from the statutory rate of 35% due to favorable tax attributes from its foreign subsidiaries, partially offset by non-deductible charges associated with acquisitions made in 2002.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations and capital requirements through a combination of cash provided by operations, long-term real estate financing, capital lease financing and short-term borrowings.

     Operations used cash of $4.7 million for the six months ended June 30, 2003. The cash flow from operations for the six months ended June 30, 2003 was impacted by the net loss of $12.9 million, offset by non-cash charges included in the net loss for depreciation and amortization of $15.0 million. Additionally, changes in operating assets and liabilities reduced cash by $6.7 million, primarily from an increase in accounts receivable of $5.0 million and a decrease in accrued expenses of $3.0 million, partially offset by changes in accounts payable of $2.7 million. Investing activities utilized cash of $13.6 million for the six months ended June 30, 2003 primarily from purchases of available-for-sale investments. Financing activities used cash of $3.4 million, primarily for payments on debt. Working capital was $191.5 million as of June 30, 2003, a decrease of $0.5 million from December 31, 2002. As of June 30, 2003 the Company had a combined $40.0 million unsecured line of credit with two large domestic banks. There were no borrowings made under the line of credit. The Company decided not to renew the line of credit upon its expiration on July 31, 2003.

     MKS believes that its working capital, together with the cash anticipated to be generated from operations will be sufficient to satisfy its estimated working capital and planned capital expenditure requirements through at least the next 12 months.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     MKS' BUSINESS DEPENDS SUBSTANTIALLY ON CAPITAL SPENDING IN THE SEMICONDUCTOR INDUSTRY WHICH IS CHARACTERIZED BY PERIODIC FLUCTUATIONS THAT MAY CAUSE A REDUCTION IN DEMAND FOR MKS' PRODUCTS.

     MKS estimates that approximately 70% of its sales during 2002, 64% of its sales during 2001, and 76% of its sales during 2000 were to semiconductor capital equipment manufacturers and semiconductor device manufacturers, and it expects that sales to such customers will continue to account for a substantial majority of its sales. MKS' business depends upon the capital expenditures of semiconductor device manufacturers, which in turn depend upon the demand for semiconductors. Periodic reductions in demand for the products manufactured by semiconductor capital equipment manufacturers and semiconductor device manufacturers may adversely affect MKS' business, financial condition and results of operations. Historically, the semiconductor market has been highly cyclical and has experienced periods of overcapacity, resulting in significantly reduced demand for capital equipment. For example, in 1996 and 1998, the semiconductor capital equipment industry experienced significant declines, which caused a number of MKS' customers to reduce their orders. More recently, in 2001, 2002 and 2003, MKS has experienced a significant reduction in demand from OEM customers, and lower gross margins due to reduced absorption of manufacturing overhead. MKS incurred significant charges for excess and obsolete inventory of $16.6 million in 2001. The charges were primarily caused by a significant reduction in demand including reduced demand for older technology products. In addition, many semiconductor manufacturers have operations and customers in Asia, a region which in recent years has experienced serious economic problems including currency devaluations, debt defaults, lack of liquidity and recessions. MKS cannot be certain that semiconductor downturns will not continue or recur. A decline in the level of orders as a result of any future downturn or slowdown in the semiconductor capital equipment industry could have a material adverse effect on MKS' business, financial condition and results of operations.

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

     Attempts to lessen the adverse effect of any loss or reduction through the rapid addition of new customers could be difficult because prospective customers typically require lengthy qualification periods prior to placing volume orders with a new supplier. MKS' future success will continue to depend upon:

     o    its ability to maintain relationships with existing key customers;
     o    its ability to attract new customers; and
     o the success of its customers in creating demand for their capital equipment products which incorporate MKS' products.

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

RISKS RELATING TO MKS' INTERNATIONAL OPERATIONS COULD ADVERSELY AFFECT MKS' OPERATING RESULTS.

     MKS has substantial international sales, service and manufacturing operations in Europe and Asia, which exposes MKS to foreign operational and political risks that may harm MKS' business. MKS' international operations are subject to inherent risks, which may adversely affect MKS, including:

     o political and economic instability in countries where MKS has sales, service and manufacturing operations, particularly in Asia;
     o fluctuations in the value of currencies and high levels of inflation, particularly in Asia and Europe;
     o changes in labor conditions and difficulties in staffing and managing foreign operations, including, but not limited to, labor unions;
     o greater difficulty in collecting accounts receivable and longer payment cycles;
     o    burdens and costs of compliance with a variety of foreign laws;
     o    increases in duties and taxation;
     o imposition of restrictions on currency conversion or the transfer of funds;
     o    changes in export duties and limitations on imports or exports;
     o    expropriation of private enterprises; and
     o    unexpected changes in foreign regulations.

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

     As of December 31, 2002, MKS owned 170 U.S. patents and 128 foreign patents and had 89 pending U.S. patent applications and 286 pending foreign patent applications. Although MKS seeks to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, it cannot be certain that:

     o    MKS will be able to protect its technology adequately;
     o competitors will not be able to develop similar technology independently;
     o    any of MKS' pending patent applications will be issued;
     o intellectual property laws will protect MKS' intellectual property rights; or
     o third parties will not assert that MKS' products infringe patent, copyright or trade secrets of such parties.

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

MKS' DEPENDENCE ON SOLE, LIMITED SOURCE SUPPLIERS, AND INTERNATIONAL SUPPLIERS, COULD AFFECT ITS ABILITY TO MANUFACTURE PRODUCTS AND SYSTEMS.

     MKS relies on sole, limited source suppliers, and international suppliers, for a few of its components and subassemblies that are critical to the manufacturing of MKS' products. This reliance involves several risks, including the following:

     o the potential inability to obtain an adequate supply of required components;
     o    reduced control over pricing and timing of delivery of components; and
     o the potential inability of its suppliers to develop technologically advanced products to support MKS' growth and development of new systems.

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

MKS IS SUBJECT TO GOVERNMENTAL REGULATIONS.

     MKS is subject to federal, state, local and foreign regulations, including environmental regulations and regulations relating to the design and operation of MKS' power supply products. MKS must ensure that these systems meet certain safety standards, many of which vary across the countries in which MKS' systems are used. For example, the European Union has published directives specifically relating to power supplies. MKS must comply with these directives in order to ship MKS' systems into countries that are members of the European Union. MKS believes it is in compliance with current applicable regulations, directives and standards and has obtained all necessary permits, approvals, and authorizations to conduct MKS' business. However, compliance with future regulations, directives and standards could require it to modify or redesign certain systems, make capital expenditures or incur substantial costs. If MKS does not comply with current or future regulations, directives and standards:

     o    MKS could be subject to fines;
     o    MKS' production could be suspended; or
     o MKS could be prohibited from offering particular systems in specified markets.

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

     ITEM 4.   CONTROLS AND PROCEDURES.

     The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that, as of June 30, 2003, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II   OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS.

     On April 3, 2003, Advanced Energy Industries, Inc. ("Advanced Energy") filed suit against MKS in federal district court in Colorado ("Colorado Action"), seeking a declaratory judgment that Advanced Energy's Xstream product does not infringe three patents held by Applied Science and Technology, Inc. ("ASTeX"), a subsidiary of MKS. MKS has filed a motion to dismiss Advanced Energy's complaint, and that motion is now pending before the Colorado court. On May 14, 2003, MKS and ASTeX brought suit in federal district court in Delaware against Advanced Energy for infringement of five ASTeX patents, including the three patents at issue in the Colorado Action. MKS and ASTeX seek injunctive relief and damages for Advanced Energy's infringement. Advanced Energy has moved to dismiss this suit in favor of Advanced Energy's Colorado Action, and MKS has opposed Advanced Energy's motion. Advanced Energy's motion to dismiss is now pending before the Delaware court. Both of these cases are in the early stages of pre-trial discovery.

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

     There have been no other material developments since the filing of MKS' Quarterly Report on Form 10-Q on May 8, 2003.

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

(d)  Use of Proceeds from Sales of Registered Securities.

     The Company has previously provided information on Form 10-Q for the quarter ended September 30, 2000 relating to the use of proceeds from the sale of securities by the Company pursuant to the Registration Statement on Form

S-1 (Reg. No. 333-71363) that was declared effective by the Securities and Exchange Commission on March 29, 1999. As of June 30, 2003, approximately $32.2 million of the net proceeds from the securities sold has been used to acquire businesses. There has been no other change to the information previously provided.

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

     None.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company's Annual Meeting of Stockholders held on May 14, 2003 (the "Annual Meeting"), the following proposals were approved as further specified below:

     1.   Election of Directors:

                                     Votes For        Votes Withheld
                                    ----------        --------------
          Hans-Jochen Kahl          46,394,881             830,685
          Louis P. Valente          46,136,718           1,088,848

     2. Ratification of appointment of PricewaterhouseCoopers LLP as independent accountants for the fiscal year ending December 31, 2003.

               Votes For     Votes Against  Votes Abstaining    Broker Non-Votes
               ---------     -------------  ----------------    ----------------
              46,191,279       1,002,128        32,159                 0


     ITEM 5.   OTHER INFORMATION.

     None.


     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     Exhibit No.    Exhibit Description

        10.1        Amended and Restated 1997 Director Stock Option Plan

        31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

        31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

        32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

On April 17, 2003, the Company furnished a Current Report on Form 8-K announcing the Company's financial results for the quarter ended March 31, 2003 under "Item
9. Regulation FD Disclosure" (Information furnished pursuant to Item 12. "Disclosure of Results of Operations and Financial Condition"). The full text of the press release issued in connection with the announcement, including financial statements, was attached as Exhibit 99.1 to this Current Report on Form 8-K.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MKS INSTRUMENTS, INC.


August 13, 2003                        By: /s/ Ronald C. Weigner
                                          --------------------------------------
                                          Ronald C. Weigner
                                          Vice President and Chief Financial
                                          Officer (Principal Financial Officer)