Form 10-K
period 2003-12-31
MKS INSTRUMENTS INC
filed 2004-03-11
CIK 1049502

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                         TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

     Aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of June 30, 2003 based on the closing price of the registrant's Common Stock on such date as reported by the NASDAQ National
Market: $508,588,433; Number of shares outstanding of the issuer's Common Stock, no par value, as of February 13, 2004: 53,334,520.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for MKS' Annual Meeting of Stockholders to be held on May 13, 2004 are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                     PART I

ITEM 1.  BUSINESS

     We are a leading worldwide provider of instruments, components, subsystems and process control solutions that measure, control, power and monitor critical parameters of semiconductor and other advanced manufacturing processes.

     We are managed as one operating segment which is organized around three product groups: Instruments and Control Systems, Power and Reactive Gas Products and Vacuum Products. Our products are derived from our core competencies in pressure measurement and control, materials delivery, gas and thin-film composition analysis, control and information management, power and reactive gas generation and vacuum technology.

     Our products are used in diverse markets and applications including the manufacture of, among other things:

     - semiconductor devices for diverse electronics applications;

     - flat panel displays for hand-held devices, laptop computers, desktop computer monitors and television sets;

     - magnetic and optical storage media;

     - optical filters and fiber optic cables for data and telecommunications;

     - optical coatings for eyeglasses, architectural glass and solar panels;

     - magnetic resonance imaging (MRI) medical equipment;

     - gas lasers;

     - cutting tools; and

     - freeze-dried pharmaceuticals.

     For over 40 years, we have focused on satisfying the needs of our customers by establishing long-term, collaborative relationships. We have a diverse base of customers that include manufacturers of semiconductor capital equipment, semiconductor devices, data storage equipment, medical equipment and flat panel displays, as well as industrial manufacturing companies, and university, government and industrial research laboratories. During the years ended December 31, 2003, 2002 and 2001, we estimate that approximately 69%, 70% and 64% of our net sales, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers. Our top 10 customers for the year ended December 31, 2003 were Applied Materials, ASM International, Celerity Group, Lam Research, Micromass UK Ltd., Novellus Systems, Phillips Medical, Toyko Electron, Ulvac and Unaxis.

     We file reports, proxy statements and other documents with the Securities and Exchange Commission. You may read and copy any document we file at the SEC's public reference room at Judiciary Plaza Building, 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549. You should call 1-800-SEC-0330 for more information on the public reference room. Our SEC filings are also available to you on the SEC's Internet site at http://www.sec.gov.

     Our internet address is www.mksinst.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through our web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended as soon as reasonably practicable after we electronically file such materials with the Securities and Exchange Commission.

MARKETS AND APPLICATIONS

     We are focused on three market sectors: semiconductor manufacturing applications; thin-film manufacturing applications; and other non-semiconductor manufacturing applications. We estimate that approximately 69%, 70% and 64% of our net sales for the years ended December 31, 2003, 2002 and 2001, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers. Approximately 10%, 8% and 11% of our net sales in the years ended December 31, 2003, 2002 and 2001, respectively, were for thin-film processing equipment applications, including compact disks, digital video disks (DVDs) and other digital storage media; flat panel displays for computer and television screens; and thin-film coatings for architectural glass and optics. Approximately 21%, 22% and 25% of our net sales in the years ended December 31, 2003, 2002 and 2001, respectively, were for other non-semiconductor manufacturing applications. These include, but are not limited to, industrial manufacturing, magnetic resonance imaging (MRI) medical equipment, biopharmaceutical manufacturing, and university, government and industrial research laboratories.

     We estimate that approximately 41%, 36% and 31% of our net sales for the years ended December 31, 2003, 2002 and 2001, respectively, were to customers located in international markets. International sales include sales by our foreign subsidiaries, but exclude direct export sales, which were less than 10% of our total net sales for the years ended December 31, 2003, 2002 and 2001.

  SEMICONDUCTOR MANUFACTURING APPLICATIONS

     Our products are sold to semiconductor capital equipment manufacturers and semiconductor device manufacturers. Our products are used in the major semiconductor processing steps such as:

     - depositing materials onto substrates

     - etching and cleaning circuit patterns

     - implanting positively charged atoms into a substrate to alter electrical characteristics

     Our products are also used for process facility applications such as gas distribution, pressure control and vacuum distribution in clean rooms where semiconductor manufacturing takes place. In addition, we provide specialized instruments that monitor the performance of manufacturing equipment and products that distribute and manage process control information. We anticipate that the semiconductor manufacturing market will continue to account for a substantial portion of our sales. While the semiconductor device manufacturing market is global, major semiconductor capital equipment manufacturers are concentrated in Europe, Japan and the United States.

  THIN-FILM MANUFACTURING APPLICATIONS

  Flat Panel Display Manufacturing.

     Our products are used in the manufacture of flat panel displays, which require the same or similar fabrication processes as semiconductor manufacturing. Flat panel displays are used in electronic hand-held devices, laptop computers, desktop computer monitors, and television sets. Computer monitors and television sets with flat panel display technology are designed to replace bulkier cathode ray tube (CRT) technology in computer monitors and television sets. We sell products to flat panel equipment manufacturers and to end-users in the flat panel display market. The transition to larger panel sizes and higher display resolution is driving the need for tighter process controls to reduce defects. The major manufacturers for flat panel displays are concentrated in Japan, Korea and Taiwan, and the major manufacturers for flat panel display equipment are concentrated in Japan and the United States.

  Magnetic and Optical Storage Media.

     Our products are used to manufacture:

     - magnetic storage media which store and read data magnetically;

     - optical storage media which store and read data using laser technology;

     - compact disks;

     - hard disks;

     - data storage devices; and

     - digital video or versatile disks (DVDs).

     The transition to higher density storage capacity requires manufacturing processes incorporating tighter process controls. The major manufacturers of storage media are concentrated in Japan and the Asia Pacific region, and the major manufacturers of storage media capital equipment are concentrated in Europe, Japan and the United States.

  Optical Filters, Optical Fibers and Other Coating Processes

     Our products are used in optical filter, optical fiber and other optical thin-film coating processes. Our products are sold both to coating equipment manufacturers and to manufacturers of products made using optical thin-film coating processes. Optical filters and fibers used for data transmission are manufactured using processes to deposit chemical vapors which are similar to those used in semiconductor manufacturing. The requirement for higher data transmission rates is driving the need for tighter control of optical filters and fiber coating processes. Optical thin films for eyeglasses, solar panels and architectural glass are deposited using processes to deposit chemical vapors and gaseous metals similar to those used in semiconductor manufacturing. Optical filter, optical fiber and other optical thin-film processing are concentrated in Europe, Japan and the United States.

     Our products are also used in processes for the application of thin films to harden tool bit surfaces, for the application of diamond thin films to enhance surface hardness and durability and for coatings used for food container packaging, jewelry and ornaments. The major equipment and process providers are concentrated in Europe, Japan and the United States.

  OTHER NON-SEMICONDUCTOR MANUFACTURING APPLICATIONS

     Our products are used in plasma processes used to sterilize medical instruments, in vacuum freeze drying of pharmaceuticals, foods and beverages, and in vacuum processes involved in light bulb and gas laser manufacturing. Our products are also incorporated into several other end-market products such as MRI medical equipment, industrial vehicles, and analytical instruments. In addition, our products are sold to government, university and industrial laboratories for vacuum applications involving research and development in materials science, physical chemistry and electronics materials. The major equipment and process providers and research laboratories are concentrated in Europe, Japan and the United States.

PRODUCTS

     During 2002, we consolidated our product groups to accelerate product development, rationalize manufacturing operations, and reduce operating costs. This realignment of operations has organized us into three product groups:
Instruments and Control Systems, Power and Reactive Gas Products and Vacuum Products.

  1.  INSTRUMENTS AND CONTROL SYSTEMS

     PRESSURE MEASUREMENT AND CONTROL PRODUCTS. Each of our Pressure Measurement and Control product lines consists of products that are designed for a variety of pressure ranges and accuracies.

     Baratron Pressure Measurement Products. Our Baratron products are high-precision pressure measurement instruments. We have five Baratron product families that range from high accuracy digital output instruments to simple electronic switches. These products are typically used to measure the pressure of the gases being distributed upstream of the process chambers, to measure process chamber pressures and to measure pressures between process chambers, vacuum pumps and exhaust lines. Baratron instruments measure pressures at ranges from two hundred times atmospheric pressure to one billionth of atmospheric pressure. We believe we offer the widest range of gas pressure measurement instruments in the semiconductor and advanced thin-film materials processing industries.

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

     In most cases, Baratron pressure measurement instruments provide the pressure input to the automatic pressure control device. Together, these components create an integrated automatic pressure control subsystem. Our pressure control products can also accept inputs from other measurement instruments, enabling the automatic control of gas input or exhaust based on parameters other than pressure.

     MATERIALS DELIVERY PRODUCTS. Each of our Materials Delivery product lines consists of products that are designed for a variety of flow ranges and accuracies.

     Flow Measurement and Control Products. Flow measurement products include gas, vapor and liquid flow measurement products based upon thermal conductivity, pressure and direct liquid injection technologies. The flow control products combine the flow measurement device with valve control elements based upon solenoid, piezo-electric and piston pump technologies. The products measure and automatically control the mass flow rate of gases and vapors into the process chamber. Our line of thermal-based mass flow controllers, which control gas flow based on the molecular weight of gases, includes all-metal-sealed designs and ultra-clean designs for semiconductor applications, as well as general-purpose controllers for applications where all-metal-sealed construction is not required. We have also developed pressure-based mass flow controllers, based on Baratron pressure instrument measurement and control technology, which restrict flow in the gas line to transform pressure control into mass flow control.

     Our flow measurement products also include a calibration system which independently measures mass flow and compares this measurement to that of the process chamber mass flow controller. The demand for our calibration system is driven by the increasingly stringent process control needs of the semiconductor industry and the need to reduce costly downtime resulting from stopping operations to address mass flow controller problems.

     GAS AND THIN-FILM COMPOSITION ANALYSIS PRODUCTS. The technologies used in these products include mass spectrometry and infrared spectroscopy. Gas and thin-film composition analysis instruments are sold to a variety of industries including the semiconductor industry.

     Mass Spectrometry-based Gas Composition Analysis Instruments. These products are based on quadruple mass spectrometer sensors that separate gases based on molecular weight. These sensors include built-in electronics and are provided with software that analyzes the composition of background and process gases in the process chamber. These instruments are provided both as portable laboratory systems and as process gas monitoring systems used in the diagnosis of semiconductor manufacturing process systems.

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

     Leak Detection Products. We manufacture a range of mass spectrometer-based helium leak detection products. Helium leak detection is used in a variety of industries including semiconductor, HVAC, automotive and aerospace to ensure the leak integrity of both manufactured products and manufacturing equipment. We believe that our product is the smallest mass spectrometer-based leak detector currently available.

     Optical Monitoring Instruments. We manufacture a range of optical monitoring instruments that are sold primarily for thin-film coating applications such as the manufacture of optical filters. The optical monitors measure the thickness and optical properties of a film being deposited, allowing the user to better control the process.

     CONTROL AND INFORMATION TECHNOLOGY PRODUCTS. We design and manufacture a suite of products that allow customers to better control their processes through computer-controlled automation. The products include digital control network products, process chamber and system controllers and connectivity products. Digital control network products are used to connect sensors, actuators and subsystems to the chamber and system control computers. They support a variety of industry-standard connection methods including DeviceNet, Profibus, ethernet and conventional discrete digital and analog signals. Chamber and system control computers process these signals in real time and allow the customer to precisely manage the process conditions. Connectivity products allow information to flow from the process sensors and subsystems and from the process tool control computer to the factory network. By enabling this information flow, customers can better optimize their processes through new techniques known as Advanced Process Control (APC), and diagnose problems with the equipment and process from a remote location (e-diagnostics).

  2.  POWER AND REACTIVE GAS PRODUCTS

     In the Power and Reactive Gas Products group, we design and manufacture a wide variety of power supplies and reactive gas generation modules used in semiconductor device manufacturing and medical equipment markets.

     Power Delivery Products. Our power delivery products are used in the semiconductor, flat panel display, data storage and medical markets. In the semiconductor, flat panel and data storage markets, our microwave, RF and DC power supplies are used to provide energy to various etching, stripping and deposition processes. In the medical market, our power delivery products are used to provide power for MRI equipment. Our power delivery products cover frequencies ranging from DC to 2.45GHZ (gigahertz) at power levels from tens of watts to over 100 kilowatts. A range of impedance matching units transfer power from the power supplies to the customer's process. They are automated with modern digital control electronics that ensure optimum power transfer and rapid response to changing process conditions. Our MRI power amplifiers are used in the most advanced MRI systems including the 3T (three Tesla) machines. These machines provide higher resolution images to medical professionals, allowing better diagnosis and treatment. Our high power and high frequency technology is particularly well suited to these applications.

     Reactive Gas Generation Products. Reactive gases are used in many of the process steps in chip fabrication. Reactive gases are used to etch, strip and deposit films on wafers, to clean wafers during processing, and to clean process chambers to reduce particle contamination. A reactive gas is created when energy is added to a stable gas to break apart its molecules. The resulting dissociated gas produces rapid chemical reactions when it comes into contact with other matter. Reactive gas processes have important advantages relative to other types of chemical processes. These advantages include: greater precision in etch, strip and deposition process steps; lower temperatures that protect materials involved in the process from heat damage; greater efficiency and shorter reaction times to improve manufacturing yields; and lower cost. Examples of our reactive gas products include ozone generators and subsystems used for deposition of insulators on to semiconductor devices, ozonated water delivery systems for advanced semiconductor wafer and flat panel display cleaning, atomic fluorine generators for process chamber cleaning, and microwave plasma based products for photo resist removal.

  3.  VACUUM PRODUCTS

     In the Vacuum Products group, we design and manufacture a wide variety of vacuum technology products, including vacuum gauges, valves and components.

     Vacuum Gauging Products. We offer a wide range of vacuum instruments consisting of vacuum measurement sensors and associated power supply and readout units. These vacuum gauges measure phenomena that are related to the level of pressure in the process chamber and downstream of the process chamber between the chamber and the pump. These gauges are used to measure vacuum at pressures lower than those measurable with a Baratron instrument or to measure vacuum in the Baratron instrument range where less accuracy is required. Our indirect pressure gauges use thermal conductivity and ionization gauge technologies to measure pressure from atmospheric pressure to one trillionth of atmospheric pressure.

     Vacuum Valves and Components. Our vacuum valves are used on the gas lines between the process chamber and the pump downstream of the process chamber. Our vacuum components consist of flanges, fittings, traps and heated lines that are used downstream from the process chamber to provide leak free connections and to prevent condensable materials from depositing particles near or back into the chamber. The manufacture of devices with small circuit patterns cannot tolerate contamination from atmospheric leaks or particles. Our vacuum components are designed to minimize such contamination and thus increase yields and uptimes.

     APPLICATION-SPECIFIC INTEGRATED SUBSYSTEMS

     We also combine products and technologies to provide application-specific integrated subsystems. Integrated subsystems are made by each product group, depending upon the application of the subsystem. Our integrated subsystems represented approximately 20% of revenues for the year ended December 31, 2003.

     For example, we have a line of integrated flow and pressure control subsystems that combine two or more of our products and technologies into products for specific process applications. We have developed a range of Back-Side Wafer Cooling Subsystems which are needed to control the flow and pressure of the helium used to effect the cooling of wafers in semiconductor manufacturing. By combining the functions of our Baratron pressure measurement instruments, flow measurement instruments, control electronics and valves into a range of compact instruments, this product line addresses the need for smaller components that save valuable clean room space.

CUSTOMERS

     Each of our product groups' largest customers are leading semiconductor capital equipment manufacturers such as Applied Materials, Lam Research, Novellus Systems and Tokyo Electron, and semiconductor device manufacturers such as IBM and Taiwan Semiconductor Manufacturing Company. Sales to our top ten customers accounted for approximately 42%, 49% and 39% of net sales for the years ended December 31, 2003, 2002 and 2001, respectively. Applied Materials accounted for approximately 18%, 23% and 18% of our net sales for the years ended December 31, 2003, 2002 and 2001, respectively.

SALES, MARKETING AND SUPPORT

     Our worldwide sales, marketing and support organization is critical to our strategy of maintaining close relationships with semiconductor capital equipment manufacturers and semiconductor device manufacturers.

We sell our products primarily through our direct sales force. As of December 31, 2003, we had 172 sales employees worldwide in China, France, Germany, Japan, Korea, the Netherlands, Singapore, Taiwan, the United Kingdom and the United States. Sales representatives and agents in countries including Canada, China, India, Israel, and Italy and in select U.S. cities supplement this direct sales force. We maintain a marketing staff that identifies customer requirements, assists in product planning and specifications, and focuses on future trends in the semiconductor and other markets.

     As semiconductor device manufacturers have become increasingly sensitive to the significant costs of system downtime, they have required that suppliers offer comprehensive local repair service and close customer support. Manufacturers require close support to enable them to repair, modify, upgrade and retrofit their equipment to improve yields and adapt new materials or processes. To meet these market requirements, we maintain a worldwide sales and support organization in 10 countries. Technical support is provided by applications engineers located at offices in China, France, Germany, Japan, Korea, the Netherlands, Singapore, Taiwan, the United Kingdom and the United States. Repair and calibration services are provided at 22 service depots located worldwide. We provide warranties from one to three years, depending upon the type of product.

RESEARCH AND DEVELOPMENT

     Our products incorporate sophisticated technologies to power, measure, control and monitor increasingly complex gas-related semiconductor manufacturing processes, thereby enhancing uptime, yield and throughput for our semiconductor device manufacturing customers. Our products have continuously advanced as our customers' needs have evolved. We have developed, and continue to develop, new products to address emerging industry trends such as the transition from the use of 200mm wafers to 300mm wafers and the shrinking of integrated circuit line-widths from 0.18 micron to 0.13 micron and smaller. In addition, we have developed, and continue to develop, products that support the migration to new classes of materials, such as copper for low resistance conductors, high-k dielectric materials for capacitors and gates and low-k dielectric materials for low loss insulators that are used in small geometry manufacturing. We have undertaken an initiative to involve our marketing, engineering, manufacturing and sales personnel in the concurrent development of new products in order to reduce the time to market for new products. Our employees also work closely with customers' development personnel. These relationships help us identify and define future technical needs on which to focus research and development efforts. We support research at academic institutions targeted at advances in materials science and semiconductor process development. At December 31, 2003, we had 326 research and development employees, primarily located in the United States. Our research and development expense was $47.7 million, $46.0 million and $38.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. Our research and development efforts include numerous projects that generally have a duration of 18 to 30 months. In addition, we acquired in-process technology of $8.4 million in 2002 and $2.3 million in 2001.

MANUFACTURING

     Our manufacturing facilities are located in China, Germany, Israel, Japan, Mexico, the United Kingdom and the United States. Manufacturing activities include the assembly and testing of components and subassemblies, which are integrated into products. We outsource some of our subassembly work. We purchase a wide range of electronic, mechanical and electrical components, some of which are designed to our specifications. We consider our ability to flexibly respond to customers' significantly fluctuating product demands by using lean manufacturing techniques to be a distinct competitive advantage.

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

     We encounter substantial competition in most of our product lines, although no one competitor competes with us across all product lines. Certain of our competitors may have greater financial and other resources than us. In some cases, competitors are smaller than we are, but well established in specific product niches. Mykrolis offers products that compete with our pressure and materials delivery products. Advanced Energy, Horiba/STEC and Celerity/Unit Instruments, each offer materials delivery products that compete with our product line of mass flow controllers. Nor-Cal Products, Inc. and MDC Vacuum Products, Inc., each offer products that compete with our vacuum components. Inficon offers products that compete with our vacuum measurement and gas analysis products. Helix Technology offers products that compete with our vacuum gauging products. Advanced Energy offers products that compete with our power delivery and reactive gas generator products and with certain data management and information products.

PATENTS AND OTHER INTELLECTUAL PROPERTY RIGHTS

     We rely on a combination of patent, copyright, trademark and trade secret laws and license agreements to establish and protect our proprietary rights. As of December 31, 2003, we owned 194 U.S. patents, 123 foreign patents and had 84 pending U.S. patent applications. Foreign counterparts of certain of these applications have been filed or may be filed at the appropriate time. Although we believe that certain patents may be important for certain aspects of our business, we believe that our success also depends upon close customer contact, innovation, technological expertise, responsiveness and worldwide distribution.

     We require each of our employees, including our executive officers, to enter into standard agreements pursuant to which the employee agrees to keep confidential all of our proprietary information and to assign to us all inventions while they are employed by us.

     For a discussion of litigation relating to our intellectual property, see "Item 3. Legal Proceedings."

EMPLOYEES

     As of December 31, 2003, we employed approximately 2,144 persons. We believe that our ongoing success depends upon our continued ability to attract and retain highly skilled employees for whom competition is intense. None of our employees are represented by a labor union or are party to a collective bargaining agreement. We believe that our employee relations are good.

ITEM 2. PROPERTIES

     As of December 31, 2003, the following table provides information concerning MKS' principal and certain other owned and leased facilities:

LOCATION                  SQ. FT.         ACTIVITY         PRODUCTS MANUFACTURED    LEASE EXPIRES
--------                  -------  ----------------------  ---------------------  ------------------
Andover,
  Massachusetts.........   82,000  Headquarters,           Pressure Measurement                  (1)
                                   Manufacturing,          and Control Products
                                   Customer Support and
                                   Research & Development
Austin, Texas...........   14,000  Sales, Customer         Not applicable                        (2)
                                   Support, Service and
                                   Research & Development
Berlin, Germany.........   18,250  Manufacturing,          Reactive Gas               March 31, 2006
                                   Customer Support,       Generation Products
                                   Service and Research &
                                   Development

LOCATION                  SQ. FT.         ACTIVITY         PRODUCTS MANUFACTURED    LEASE EXPIRES
--------                  -------  ----------------------  ---------------------  ------------------
Bloomfield, CT..........   22,500  Manufacturing,          Gas and Thin Film        January 31, 2008
                                   Customer Support,       Composition Analysis
                                   Service and Research &  Products
                                   Development
Boulder, Colorado.......  119,000  Manufacturing,          Vacuum Products                       (3)
                                   Customer Support,
                                   Service and Research &
                                   Development
Carmiel, Israel.........    7,000  Manufacturing           Control & Information  September 30, 2004
                                                           Management Products
Cheshire, U.K. .........   13,000  Manufacturing, Sales,   Materials Delivery                    (4)
                                   Customer Support and    Products
                                   Service
Colorado Springs,
  Colorado..............   40,600  Manufacturing,          Power Delivery                        (5)
                                   Customer Support,       Products
                                   Service and Research &
                                   Development
Dallas, Texas...........   29,000  Vacated                 Not applicable                        (6)
Fremont, California.....   13,600  Sales, Customer         Not applicable            August 31, 2005
                                   Support and Service
Lawrence,
  Massachusetts.........   40,000  Manufacturing           Pressure Measurement                  (1)
                                                           and Control Products
Le Bourget, France......   14,000  Sales, Customer         Not applicable                        (1)
                                   Support and Service
Lod, Israel.............    5,175  Research & Development  Not applicable               May 14, 2007
                                   and Administration
Methuen,
  Massachusetts.........   85,000  Manufacturing,          Pressure Measurement                  (1)
                                   Customer Support,       and Control Products;
                                   Service and Research &  Materials Delivery
                                   Development             Products
Morgan Hill,
  California............   27,600  Vacated                 Not applicable                        (7)
Munich, Germany.........   14,000  Manufacturing, Sales,   Pressure Measurement                  (1)
                                   Customer Support,       and Control Products;
                                   Service and Research &  Materials Delivery
                                   Development             Products
Nogales, Mexico.........    8,800  Manufacturing           Reactive Gas             October 31, 2004
                                                           Generation Products
Richardson, Texas.......   15,000  Manufacturing, Sales,   Pressure Measurement      August 31, 2004
                                   Customer Support and    and Control Products;
                                   Service                 Materials Delivery
                                                           Products
Rochester, New York.....  156,000  Manufacturing, Sales,   Power Delivery                        (8)
                                   Customer Support,       Products
                                   Service and Research &
                                   Development
San Jose, California....   32,000  Sales, Customer         Not applicable             April 30, 2009
                                   Support and Service
Santa Clara,
  California............    9,000  Manufacturing, Sales,   Control & Information                 (9)
                                   Customer Support,       Management Products
                                   Service and Research &
                                   Development
Seoul, Korea............   10,000  Sales, Customer         Not applicable               May 31, 2005
                                   Support and Service
Shanghai, China.........    6,000  Sales & Service         Not Applicable           February 1, 2008
Shenzhen, China.........   63,000  Manufacturing           Power Delivery           January 31, 2005
                                                           Products

LOCATION                  SQ. FT.         ACTIVITY         PRODUCTS MANUFACTURED    LEASE EXPIRES
--------                  -------  ----------------------  ---------------------  ------------------
Shropshire, U.K. .......   25,000  Manufacturing           Vacuum Products          October 18, 2010
Singapore...............    4,000  Sales, Customer         Not applicable              July 31, 2006
                                   Support and Service
Taiwan..................   13,700  Sales, Customer         Not applicable                       (10)
                                   Support and Service
Tokyo, Japan............   31,000  Manufacturing, Sales,   Materials Delivery                   (11)
                                   Customer Support,       Products
                                   Service and Research &
                                   Development
Wilmington,
  Massachusetts.........  118,000  Manufacturing,          Reactive Gas                         (12)
                                   Customer Support,       Generation Products;
                                   Service and Research &  Power Delivery
                                   Development             Products

---------------

 (1) This facility is owned by MKS.

 (2) MKS leases two facilities, one has 8,000 square feet of space and a lease term which expired December 31, 2003 and we currently lease the facility on a month to month basis and the second has 6,000 square feet of space and a lease term which expires December 31, 2004.

 (3) MKS leases two facilities, one has 39,000 square feet of space and a lease term which expires October 31, 2004 and the second has 33,000 square feet of space and a lease term which expires August 31, 2005. MKS also owns a third and fourth facility with 27,000 and 20,000 square feet of space, respectively.

 (4) MKS leases two facilities, one has 2,000 square feet of space and a lease term which expires October 5, 2009 and the second has 11,000 square feet of space and a lease term which expires November 30, 2009.

 (5) MKS leases one facility with 16,600 square feet of space and a lease term which expires on February 28, 2005. MKS owns another facility with 24,000 square feet.

 (6) MKS is subleasing this facility which lease term expires on July 31, 2004.

 (7) In December 2003, MKS exited this facility as part of its consolidation plan and is currently negotiating to sublease portions of this facility. The lease term expires on June 30, 2007.

 (8) MKS owns this facility and has an Industrial Development Revenue Bond of $5.0 million, due in 2014, that is collateralized by the building.

 (9) MKS leases 4,000 square feet of space with a lease term which expires April 30, 2005. MKS owns another facility with 5,000 square feet of space.

(10) MKS leases two facilities, one has 10,300 square feet of space and a lease term which expires October 31, 2004 and the second has 3,400 square feet of space and a lease term which expires August 25, 2004.

(11) MKS leases two facilities, one has 14,500 square feet of space and a lease term which expires April 30, 2005 and the second has 10,500 square feet of space and a lease term which expires on September 30, 2006. MKS owns a third facility of 6,000 square feet.

(12) MKS owns this facility and has a mortgage note payable of approximately $4.6 million outstanding at December 31, 2003.

     In addition to manufacturing and other operations conducted at the foregoing leased or owned facilities, MKS provides worldwide sales, customer support and services from various other leased facilities throughout the world not listed in the table above. See "Business -- Sales, Marketing and Support."

ITEM 3.  LEGAL PROCEEDINGS

     On January 12, 2004, Gas Research Institute ("GRI") brought suit in federal district court in Illinois against us, On-Line Technologies, Inc., which was acquired by us in April 2001, and another defendant for breach of contract, misappropriation of trade secrets and related claims relating to certain infra-red gas analysis technology allegedly developed under a January 1995 Contract for Research and incorporated into certain of our products. GRI has made claims for unspecified damages, attorney's fees and injunctive relief. We are currently evaluating the merits of the claims. We cannot be certain of the outcome of this litigation, but we plan to oppose the claims against us vigorously.

     On April 3, 2003, Advanced Energy Industries, Inc. ("Advanced Energy") filed suit against us in federal district court in Colorado ("Colorado Action"), seeking a declaratory judgment that Advanced Energy's Xstream product does not infringe three patents held by our subsidiary Applied Science and Technology, Inc. ("ASTeX"). On May 14, 2003, we brought suit in federal district court in Delaware against Advanced Energy for infringement of five ASTeX patents, including the three patents at issue in the Colorado Action. We seek injunctive relief and damages for Advanced Energy's infringement. On December 24, 2003, the Colorado court granted our motion to transfer Advanced Energy's Colorado suit to Delaware and on February 9, 2004, the Delaware court denied Advanced Energy's motion to dismiss or transfer our Delaware case back to Colorado. The case is in the early stages of pre-trial discovery.

     On November 30, 2000, ASTeX, which we acquired in January 2001, brought suit in federal district court in Delaware against Advanced Energy for infringement of ASTeX's patent related to its Astron product. On May 17, 2002, a jury affirmed the validity of our patent and found that Advanced Energy infringed the patent. On May 31, 2002, based on the jury's findings, the Court entered a judgment on the infringement claim in favor of us and against Advanced Energy, and awarded $4.2 million in damages to compensate us for Advanced Energy's infringing activity. Advanced Energy filed motions to overturn the verdict. During August of 2002, we entered into an agreement with Advanced Energy whereby Advanced Energy agreed to pay the awarded damages amount to us and withdraw its motions to overturn the verdict. We received the $4.2 million in September 2002, and recorded the amount as Income from litigation settlement.

     On November 3, 1999, On-Line Technologies, Inc. brought suit in federal district court in Connecticut against Perkin-Elmer, Inc. and certain other defendants for infringement of On-Line's patent related to its FTIR spectrometer product. The suit seeks injunctive relief and damages for infringement. Perkin-Elmer, Inc. has filed a counterclaim seeking invalidity of the patent, costs, and attorneys' fees. We believe that the counterclaim is without merit. We cannot be certain of the outcome of this litigation, but we plan to assert our claims and oppose the counterclaims against us vigorously.

     We are subject to other legal proceedings and claims, which have arisen in the ordinary course of business.

     In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2003 through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

PRICE RANGE OF COMMON STOCK

     Our common stock is traded on the Nasdaq National Market under the symbol MKSI. On February 13, 2004, the closing price of our common stock, as reported on the Nasdaq National Market, was $24.85 per share. The following table sets forth for the periods indicated the high and low bid prices per share of our common stock as reported by the Nasdaq National Market.

                                                          2003              2002
                                                     ---------------   ---------------
PRICE RANGE OF COMMON STOCK                           HIGH     LOW      HIGH     LOW
---------------------------                          ------   ------   ------   ------
First Quarter......................................  $20.44   $10.68   $34.29   $22.05
Second Quarter.....................................   21.15    11.79    39.46    16.54
Third Quarter......................................   27.55    17.22    20.75     9.75
Fourth Quarter.....................................   29.41    20.36    20.15     8.41

     On February 13, 2004, we had approximately 205 stockholders of record.

DIVIDEND POLICY

     We have never declared or paid any cash dividends. We currently intend to retain earnings, if any, to support our growth strategy and do not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, plans for expansion, and changes in tax and regulatory rulings.

ITEM 6.  SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                         YEAR ENDED DECEMBER 31
                                          ----------------------------------------------------
                                            2003       2002       2001       2000       1999
                                          --------   --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA(1)
Net sales...............................  $337,291   $314,773   $286,808   $466,852   $265,292
Gross profit(2).........................   118,109    105,795     85,583    205,396    102,509
Income (loss) from operations(3)........   (15,717)   (43,047)   (47,360)    91,535     25,037
Historical net income (loss)(3).........  $(16,385)  $(39,537)  $(31,043)  $ 60,260   $ 22,786
Historical net income (loss) per
  share(3)
  Basic.................................  $  (0.32)  $  (0.79)  $  (0.83)  $   1.74   $   0.76
  Diluted...............................  $  (0.32)  $  (0.79)  $  (0.83)  $   1.67   $   0.72
PRO FORMA STATEMENT OF OPERATIONS
  DATA(4)
Pro forma net income....................                                              $ 17,161
Pro forma net income per share:
  Basic.................................                                              $   0.57
  Diluted...............................                                              $   0.55
BALANCE SHEET DATA(1)
Cash and cash equivalents...............  $ 74,660   $ 88,820   $120,869   $123,082   $ 67,489
Short-term investments..................    54,518     39,894     16,625     17,904     26,387
Working capital.........................   210,468    192,008    216,855    237,321    137,999
Long-term investments...................    13,625     15,980     11,029     17,100      1,063
Total assets............................   692,862    685,623    411,189    454,403    253,772
Short-term obligations..................    20,196     18,472     14,815     19,134     20,828
Long-term obligations, less current
  portion...............................     8,924     11,726     11,257     12,386      5,662
Stockholders' equity....................   608,310    610,690    352,871    357,522    185,685

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

(3) Loss from operations, historical net loss and historical net loss per share for the year ended December 31, 2003 include restructuring, asset impairment and other charges of $1.6 million. Loss from operations, historical net loss and historical net loss per share for the year ended December 31, 2002 include restructuring and asset impairment charges of $2.7 million and purchase of in-process technology of $8.4 million. Loss from operations, historical net loss and historical net loss per share for the year ended December 31, 2001 include restructuring and asset impairment charges of $3.7 million, merger expenses of $7.7 million and purchase of in-process technology of $2.3 million.

(4) The historical net income (loss) per share data does not include provisions for federal income taxes prior to our initial public offering in 1999, because we were treated as an S corporation for federal income tax purposes. The pro forma statement of income data presents net income and net income per share data as if we had been subject to federal income taxes as a C corporation during the periods presented. No pro forma presentation is necessary for the fiscal years ended December 31, 2003, 2002, 2001 and 2000 because we were subject to income taxes as a C corporation for these periods. Management believes this pro forma presentation is useful because it provides for consistent federal income tax treatment for all years presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are a leading worldwide provider of instruments, components, subsystems and process control solutions that measure, control, power and monitor critical parameters of semiconductor and other advanced manufacturing processes.

     We are organized into three product groups: Instruments and Control Systems, Power and Reactive Gas Products and Vacuum Products. Our products are derived from our core competencies in pressure measurement and control, materials delivery, gas and thin-film composition analysis, control and information management, power and reactive gas generation and vacuum technology. Our products are used to manufacture semiconductors; thin film coatings for diverse markets such as flat panel displays, optical and magnetic storage media, architectural glass and electro-optical products. We also provide technologies for medical imaging equipment.

     We have a diverse base of customers that include manufacturers of semiconductor capital equipment, semiconductor devices, data storage equipment, medical equipment and flat panel displays, as well as industrial manufacturing companies, and university, government and industrial research laboratories. During the years ended December 31, 2003, 2002 and 2001, we estimate that approximately 69%, 70% and 64% of our net sales, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers. We expect that sales to such customers will continue to account for a substantial majority of our sales.

     The semiconductor capital equipment market experienced a significant downturn in 2001, 2002 and the first nine months of 2003. As a result, we experienced a significant reduction in demand for products from our semiconductor capital equipment manufacturer and semiconductor device manufacturer customers during these periods. In the fourth quarter of 2003, we experienced a significant increase in orders and shipments compared to the third quarter of 2003. The semiconductor capital equipment industry has been very cyclical, and we cannot determine how long this recent improvement will last. In the absence of a significant long-term improvement, net sales could decline or remain low, and the amount of goodwill, other long-lived assets, and inventory considered realizable could be impaired.

     A significant portion of our net sales are to operations in international markets. International net sales include sales by our foreign subsidiaries, but exclude direct export sales, which were less than 10% of our total net sales for each of the years ended December 31, 2003, 2002 and 2001. International net sales accounted for approximately 41%, 36% and 31% of net sales for the years ended December 31, 2003, 2002 and 2001, respectively, a significant portion of which were sales in Japan. We expect that international net sales will continue to represent a significant percentage of our net sales.

RECENT ACQUISITIONS

     On September 30, 2003, we acquired Wenzel Instruments, a privately held developer of solid state MicroElectroMechanical System (MEMS) based vacuum sensor technology for advanced manufacturing processes.

     On January 31, 2002, we completed the acquisition of the ENI Business ("ENI") of Emerson Electric Co. ("Emerson"), a supplier of solid-state radio frequency (RF) and direct current (DC) plasma power supplies, matching networks and instrumentation to the semiconductor and thin-film processing industries. We acquired ENI in order to offer higher value and more integrated application solutions by combining ENI's solid-state power conversion technology with our core competency in plasma and reactive gas solutions. The acquisition has been accounted for under the purchase method of accounting.

     Also in 2002, we acquired three companies that expanded our position in distributed computer-based process control and data management. On March 13, 2002, we acquired Tenta Technology Ltd. ("Tenta"), a privately held company that designs and supplies modular, computer-based process control systems for 300mm semiconductor process tool applications. On April 5, 2002, we acquired IPC Fab Automation GmbH ("IPC"), a privately held developer and provider of web-based hardware and software that enables e-diagnostics and advanced process control for advanced manufacturing applications. On October 1, 2002, we acquired EquipNet Ltd., a privately held company that develops web-based connectivity equipment for the semiconductor industry.

     The results of operations of these acquired companies are included in our consolidated statement of operations as of and since the respective dates of purchase.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventory, warranty costs, intangible assets, goodwill and other long-lived assets, in-process research and development and income taxes. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

     Revenue recognition. Revenue from product sales is recorded upon transfer of title and risk of loss to the customer provided that there is evidence of an arrangement, the sales price is fixed or determinable, and collection of the related receivable is reasonably assured. In most transactions, we have no obligations to our customers after the date products are shipped other than pursuant to warranty obligations. In some instances, we provide installation and training to customers after the product has been shipped. In accordance with the Emerging Issues Task Force ("EITF") 00-21 "Accounting For Revenue Arrangements With Multiple Deliverables", we defer the fair value of any undelivered elements until the installation or training is complete. Fair value is the price charged when the element is sold separately. Shipping and handling fees billed to customers, if any, are recognized as revenue. The related shipping and handling costs are recognized in cost of sales.

     We monitor and track the amount of product returns, provide for accounts receivable allowances and reduce revenue at the time of shipment for the estimated amount of such future returns, based on historical experience. While product returns have historically been within our expectations and the provisions established, there is no assurance that we will continue to experience the same return rates that we have in the past. Any significant increase in product return rates could have a material adverse impact on our operating results for the period or periods in which such returns materialize. While we maintain a credit approval process, significant judgments are made by management in connection with assessing our customers' ability to pay at the time of shipment. Despite this assessment, from time to time, our customers are unable to meet their payment obligations. We continuously monitor our customers' credit worthiness, and use our judgment in establishing a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, there is no assurance that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of our customers could have a material adverse impact on the collectability of accounts receivable and our future operating results.

     Inventory. We value our inventory at the lower of cost (first-in, first-out method) or market. We regularly review inventory quantities on hand and record a provision to write down excess and obsolete inventory to our estimated net realizable value, if less than cost, based primarily on our estimated forecast of product demand. Demand for our products can fluctuate significantly, as demonstrated during 2001 when we recorded charges for excess and obsolete inventory of $16.6 million. The charges were primarily caused by a significant reduction in demand including reduced demand for older technology products. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases from supply shortages or a decrease in the cost of inventory purchases as a result of volume discounts, while a significant decrease in demand could result in an increase in the charges for excess inventory quantities on hand. In addition, our industry is subject to technological change, new product development, and product technological obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

     Warranty Costs. We provide for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. We provide warranty coverage for our products ranging from 12 to 36 months, with the majority of our products ranging from 12 to 24 months. We estimate the anticipated costs of repairing our products under such warranties based on the historical costs of the repairs and any known specific product issues. The assumptions we use to estimate warranty accruals are reevaluated periodically in light of actual experience and, when appropriate, the accruals are adjusted. Our determination of the appropriate level of warranty accrual is based upon estimates. Should product failure rates differ from our estimates, actual costs could vary significantly from our expectations.

     Intangible assets, goodwill and other long-lived assets. We review intangible assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Factors we consider important which could indicate an impairment include significant under performance relative to expected historical or projected future operating results, significant changes in the manner of our use of the asset or the strategy for our overall business and significant and negative industry or economic trends. When we determine that the carrying value of the asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we compare the undiscounted cash flows to the carrying value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value. Intangible assets, such as purchased technology, are generally recorded in connection with a business acquisition. The value assigned to intangible assets is determined based on estimates and judgment regarding expectations for the success and life cycle of products and technology acquired. If actual product acceptance differs significantly from the estimates, we may be required to record an impairment charge to write down the asset to its net realizable value.

     We assess goodwill for impairment at least annually, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess. The fair value of a reporting unit is estimated using the discounted cash flow approach, and is dependent on estimates and judgments related to future cash flows and discount rates. If actual cash flows differ significantly from the estimates used by management, we may be required to record an impairment charge to write down the goodwill to its net realizable value.

     In-process research and development. We value tangible and intangible assets acquired through our business acquisitions, including in-process research and development ("IPR&D"), at fair value. We determine IPR&D through established valuation techniques for various projects for the development of new products and technologies and expenses IPR&D when technical feasibility is not reached. The value of IPR&D is determined using the income approach, which discounts expected future cash flows from projects under development to their net present value. Each project is analyzed and estimates and judgments are made to determine the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. During 2002 and 2001, we expensed approximately $8.4 million and $2.3 million, respectively, in IPR&D charges primarily related to the ENI acquisition and the On-Line acquisition because the technological feasibility of certain products under development had not been established and no future alternative uses existed. If we acquire other companies with IPR&D in the future, we will value the IPR&D through established valuation techniques and will incur future IPR&D charges if those products under development have not reached technical feasibility.

     Income taxes. We evaluate the realizability of our net deferred tax assets and assess the need for a valuation allowance on a quarterly basis. The future benefit to be derived from our deferred tax assets is dependent upon our ability to generate sufficient future taxable income to realize the assets. We record a valuation allowance to reduce our net deferred tax assets to the amount that may be more likely than not to be realized. To the extent we established a valuation allowance, an expense is recorded within the provision for income taxes line on the statement of income. During the year ended December 31, 2002, we established a full valuation allowance for our net deferred tax assets and have maintained this valuation allowance through December 31, 2003. In periods subsequent to establishing a valuation allowance, if we were to determine that we would be able to realize our net deferred tax assets in excess of their net recorded amount, an adjustment to the valuation allowance would be recorded as a reduction to income tax expense in the period such determination was made. Also in future periods, if we were to determine that we would not be able to realize the recorded amount of our remaining net deferred tax assets, an adjustment to the valuation allowance would be recorded as an increase to income tax expense in the period such determination was made.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of total net sales of certain line items included in our consolidated statement of operations data:

                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                              2003     2002     2001
                                                              -----    -----    -----
Net sales...................................................  100.0%   100.0%   100.0%
Cost of sales...............................................   65.0     66.4     70.2
                                                              -----    -----    -----
Gross profit................................................   35.0     33.6     29.8
Research and development....................................   14.1     14.6     13.2
Selling, general and administrative.........................   20.7     24.7     24.5
Amortization of goodwill and acquired intangible assets.....    4.4      4.4      3.8
Restructuring and asset impairment charges..................    0.5      0.9      1.3
Merger expenses.............................................     --       --      2.7
Purchase of in-process technology...........................     --      2.7      0.8
                                                              -----    -----    -----
Loss from operations........................................   (4.7)   (13.7)   (16.5)
Interest income (expense), net..............................    0.3      0.5      1.3
Income from litigation settlement...........................     --      1.3       --
Other expense (income), net.................................   (0.3)     1.3      0.9
                                                              -----    -----    -----
Loss before income taxes....................................   (4.1)   (13.2)   (16.1)
Provision (benefit) for income taxes........................    0.8     (0.6)    (5.3)
                                                              -----    -----    -----
Net loss....................................................   (4.9)%  (12.6)%  (10.8)%
                                                              =====    =====    =====

  YEAR ENDED 2003 COMPARED TO 2002

     Net Sales. Net sales increased $22.5 million or 7.2% to $337.3 million for the year ended December 31, 2003 from $314.8 million for the year ended December 31, 2002. International net sales were approximately $138.1 million for the year ended December 31, 2003 or 41.0% of net sales and $114.6 million for the year ended December 31, 2002 or 36.4% of net sales. During the year ended December 31, 2002, we acquired ENI, Tenta and IPC. These acquisitions increased our net sales by $9.9 million for the year ended December 31, 2003, as they were included in net sales for the full period in 2003 while net sales for the year ended December 31, 2002 includes their revenues only from the date of acquisition. The remaining increase in 2003 was the result of increased service revenues as well as increased demand for our products from our semiconductor capital equipment manufacturer customers, particularly in the fourth quarter, as compared to the year ended December 31, 2002. The increase in service revenues, which represents less than 10% of total net sales, has been driven by the prolonged slow-down in the semiconductor capital equipment market, as customers tried to maintain equipment rather than invest in new capital.

     Gross Profit. Gross profit as a percentage of net sales increased to 35.0% for the year ended December 31, 2003 from 33.6% for the year ended December 31, 2002. The increase in gross profit percent is mainly due to a slight increase in volumes that increased our fixed cost absorption and a favorable foreign exchange impact, offset by higher materials costs of new products in initial production runs.

     Research and Development. Our research and development efforts are directed toward developing and improving our instruments, components, subsystems and process control solutions for semiconductor and advanced thin-film processing applications and identifying and developing products for new applications for which gas management plays a critical role. Although overall business activity was down throughout most of 2003, and we implemented initiatives to reduce costs, we continued to invest in research and development activities. Research and development expense increased $1.7 million or 3.6% to $47.7 million or 14.1% of net sales for the year ended December 31, 2003 from $46.0 million or 14.6% of net sales for the year ended

December 31, 2002. The increase was due mainly to increased compensation expense of $1.0 million, as a result of including a full year of costs in 2003 of the companies acquired during 2002 and an increase in project material costs of $0.7 million. Our research and development efforts include numerous projects which generally have a duration of 18 to 30 months.

     Selling, General and Administrative. Selling, general and administrative expenses decreased $7.9 million or 10.2% to $69.9 million or 20.7% of net sales for the year ended December 31, 2003 from $77.8 million or 24.7% of net sales for the year ended December 31, 2002. The decrease was due primarily to lower compensation expense, as a result of lower headcount, of $3.5 million resulting from cost savings initiatives and decreased professional fees of $2.5 million.

     Amortization of Acquired Intangible Assets. For the year ended December 31, 2003, amortization expense was $14.7 million, an increase of $0.8 million or 5.7% from the $13.9 million for the year ended December 31, 2002. The increase in amortization was due to a full year of amortization of intangibles in 2003 from companies acquired in 2002.

     Restructuring, Asset Impairment and Other Charges. During 2003, we continued the consolidation to accelerate product development, rationalize manufacturing operations, and reduce operating costs of prior acquisitions that was started in 2002. In 2003, we recorded restructuring, asset impairment and other charges of $1.6 million, consisting of $0.4 million of severance costs related to workforce reductions, $1.1 million of lease cost, professional fees and other costs related to facility consolidations and an asset impairment charge of $0.1 million. The workforce reduction was across all functional groups.

     In 2002, this consolidation of prior acquisitions resulted in recording restructuring and asset impairment charges of $2.7 million. The charges consisted of $0.6 million of severance costs related to a workforce reduction, $1.2 million related to consolidation of leased facilities, and an asset impairment charge of $0.9 million primarily related to the impairment of an intangible asset from the discontinuance of certain product development activities. The workforce reduction was across all functional groups and consisted of 225 employees.

     We anticipate incurring additional restructuring charges in 2004, related to prior year initiatives, of up to $2.0 million as we complete the consolidation of leased facilities.

     A summary of the restructuring charges, asset impairments and other charges during 2002 and 2003, and the related accrual balance is outlined as follows:

                                           WORKFORCE      ASSET         FACILITY
                                           REDUCTIONS   IMPAIRMENT   CONSOLIDATIONS    TOTAL
                                           ----------   ----------   --------------   -------
                                                             (IN THOUSANDS)
Restructuring provision in 2002..........    $ 631        $ 867          $1,228       $ 2,726
Charges utilized in 2002.................     (305)        (867)            (64)       (1,236)
                                             -----        -----          ------       -------
Reserve balance as of December 31,
  2002...................................      326           --           1,164         1,490
Restructuring provision in 2003..........      356           92           1,145         1,593
Charges utilized in 2003.................     (483)         (92)           (478)       (1,053)
                                             -----        -----          ------       -------
Reserve balance as of December 31,
  2003...................................    $ 199        $  --          $1,831       $ 2,030
                                             =====        =====          ======       =======

     The remaining accrual for workforce reductions is expected to be paid by the second quarter of 2004. The facilities consolidation charges will be paid over the respective lease terms, the latest of which ends in 2007. The accrual for severance costs and lease payments is recorded in Other accrued expenses and Other liabilities.

     Purchase of In-process Technology. There was no purchase of in-process research and development expenses in 2003. In-process research and development of $8.4 million for the year ended December 31, 2002 arose from the acquisitions we made in 2002.

     In January 2002, we acquired ENI in a transaction accounted for under the purchase method. The purchase price was allocated to the assets acquired, including intangible assets, based on their estimated fair values. The intangible assets include approximately $7.5 million for acquired in-process technology for projects, generally expected to have durations of 12 months, that did not have future alternative uses. The value of the purchased in-process technology was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value. Each project was analyzed to determine the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. The cash flows derived from the in-process technology projects were discounted at rates ranging from 25% to 30%. We believe these rates were appropriate given the risks associated with the technologies for which commercial feasibility had not been established. The percentage of completion for each in-process project was determined by identifying the cost incurred to date of the project as a ratio of the total cost required to bring the project to technical and commercial feasibility. The percentage completion for in-process projects acquired ranged from 65% to 80% complete, based on our estimates of tasks completed and the tasks to be completed to bring the projects to technological and commercial feasibility. At the date of the acquisition, the development of these projects had not yet reached technological feasibility, and the technology in progress had no alternative future uses. Accordingly, these costs were expensed in 2002.

     Interest Income (Expense), Net. For the year ended December 31, 2003, net interest income was $1.1 million, a decrease of $0.4 million from the $1.5 million for the year ended December 31, 2002. The decrease in net interest income in 2003 is mainly related to slightly lower investment balances and lower interest rates in 2003.

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

     Other (Income) Expense. During the fourth quarter of 2003, we recorded a gain of $0.9 million from the early repayment of premiums related to a split dollar life insurance policy covering the Chairman and CEO of the Company.

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

     Provision (Benefit) for Income Taxes. We recorded a provision for income taxes of $2.7 million for the year ended December 31, 2003, as compared to a tax benefit of $2.0 million for the year ended December 31, 2002. As a result of incurring significant operating losses since 2001, we determined that it is more likely than not that our deferred tax assets may not be realized, and since the fourth quarter of 2002 have established a full valuation allowance for our net deferred tax assets. Accordingly, we have not recorded a deferred tax benefit from the net operating loss incurred in the year ended December 31, 2003. The provision for income taxes in 2003 is comprised of tax expense from foreign operations and state taxes. Until an appropriate level of profitability is reached, we will not record deferred tax benefits from our net operating losses in future results of operations.

  YEAR ENDED 2002 COMPARED TO 2001

     Net Sales. Net sales increased 9.8% to $314.8 million for the year ended December 31, 2002 from $286.8 million for the year ended December 31, 2001. International net sales were approximately $114.6 million for the year ended December 31, 2002 or 36.4% of net sales and $90.0 million for the year ended December 31, 2001 or 31.4% of net sales. The increase in worldwide net sales in 2002 is from the partial year revenues of $58.5 million from ENI, Tenta and IPC, companies which were acquired during the year. This increase was offset by a decline of $30.5 million or 10.6%, due to the worldwide slowdown in demand for our products from our semiconductor capital equipment manufacturer and semiconductor device manufacturer customers, which began in the first quarter of 2001 and continued through 2002.

     Gross Profit. Gross profit as a percentage of net sales increased to 33.6% for the year ended December 31, 2002 from 29.8% for the year ended December 31, 2001. The increase in gross margin was primarily due to lower provisions for excess and obsolete inventory in 2002 compared to 2001. In 2001, we recorded significant charges for excess and obsolete inventory of $16.6 million, or 5.8% of net sales. These charges were primarily caused by a significant reduction in demand, including demand for older technology products. During 2002, we realized a benefit of $1.4 million in cost of sales, or 0.4% of net sales, from sales of inventory which were included as part of the excess and obsolete inventory charges in 2001. The lower excess and obsolete inventory charges in 2002 were offset by the addition of manufacturing overhead costs from the companies acquired in 2002, which resulted in a decrease in gross margin of approximately 2%.

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

     Amortization of Goodwill and Acquired Intangible Assets. Amortization expense of $13.9 million for the year ended December 31, 2002, represents the amortization of the identifiable intangibles resulting from the acquisitions completed by us. In accordance with SFAS No. 142, we ceased amortizing goodwill on January 1, 2002. Amortization of goodwill and acquired intangible assets of $11.0 million for the year ended December 31, 2001, represents the amortization of goodwill and other intangibles resulting from the acquisitions completed by us, of which $5.2 million relates to acquired intangibles and $5.8 million relates to goodwill.

     Merger Costs. On January 26, 2001 we completed our acquisition of ASTeX in a transaction accounted for under the pooling of interests method of accounting. Under the pooling of interests method of accounting, fees and expenses related to the merger are expensed in the period of the merger. During the year ended December 31, 2001, we expensed approximately $7.7 million of merger related expenses, consisting of $6.9 million of investment banking, legal, accounting, printing and other professional fees, and $0.8 million of regulatory and other costs.

     Purchase of In-process Technology. In-process research and development of $8.4 million and $2.3 million for the years ended December 31, 2002 and 2001 arose from the acquisitions we made in 2002 and 2001, respectively. As discussed previously above, the $8.4 million of in-process research and development expenses in 2002 related to our acquisition of ENI in January 2002.

     In April 2001, we acquired On-Line in a transaction accounted for under the purchase method. The purchase price was allocated to the assets acquired, including intangible assets, based on their estimated fair values. The intangible assets included approximately $2.3 million for acquired in-process technology for various projects, generally expected to have durations of 24 to 48 months, that did not have future alternative uses. The value of the purchased in-process technology was determined using the income approach, which discounts expected future cash flows from projects under development to their net present value. Each project was analyzed to determine the technological innovations included; the utilization of core technology; the complexity, cost and time to complete development; any alternative future use or current technological feasibility; and the stage of completion. The cash flows derived from the in-process technology projects were discounted at a rate of 25%. We believe this rate was appropriate given the risks associated with the technologies for which commercial feasibility had not been established. The percentage of completion for each in-process project was determined by identifying the elapsed time invested in the project as a ratio of the total time required to bring the project to technical and commercial feasibility. The percentage of completion for in-process projects acquired ranged from 55% to 65%, based on management's estimates of tasks completed and the tasks to be completed to bring the projects to technological and commercial feasibility. At the date of the acquisition, the development of these projects had not yet reached technological feasibility, and the technology in progress had no alternative future uses. Accordingly, these costs were expensed in 2001.

     Restructuring and Asset Impairment Charges. During 2002 we implemented a consolidation of recent acquisitions to accelerate product development, rationalize manufacturing operations, and reduce operating costs. As a result of these actions, we recorded restructuring and asset impairment charges of $2.7 million in 2002. The charges consisted of $0.6 million of severance costs related to a workforce reduction, $1.2 million related to consolidation of leased facilities, and an asset impairment charge of $0.9 million primarily related to the impairment of an intangible asset from the discontinuance of certain product development activities. The fair value of the impaired intangible asset was determined using the expected present value of future cash flows. The workforce reduction was across all functional groups and consisted of 225 employees. Severance costs of $0.3 million were paid during 2002. The facilities consolidation charges will be paid over the respective lease terms, the latest of which ends in 2007.

     When we acquired the Shamrock product line, it was expected that sales of the existing system design and development of new system designs would generate future revenues. We had provided potential customers with purchase quotations for Shamrock systems, including a significant quotation to a potential customer in January 2001 for the sale of several systems. The potential customer did not purchase the systems, and the quotation expired in March 2001. We were unsuccessful in selling any systems of the product line after the acquisition and, with the expiration of the significant quote in March 2001, we evaluated the recoverability of the long-lived assets, primarily goodwill. As a result, based on discounted cash flow analysis we recorded an impairment charge for the carrying value of the related goodwill of approximately $3.7 million in the quarter ended March 31, 2001.

     Interest Income (Expense), Net. During the year ended December 31, 2002, we generated net interest income of $1.5 million, primarily from interest on our invested cash and investments, offset by interest expense of $1.2 million on outstanding debt. Interest income declined $2.5 million to $2.7 million for the year ended December 31, 2002 from $5.2 million for the year ended December 31, 2001. The decrease was due to lower interest rate yields on investments during 2002 compared to 2001.

     Income from Litigation Settlement. On November 30, 2000, ASTeX, which we acquired in January 2001, brought suit in federal district court in Delaware against Advanced Energy for infringement of ASTeX's patent related to its Astron product. On May 17, 2002, a jury affirmed the validity of our patent and found that Advanced Energy infringed the patent. On May 31, 2002, based on the jury's findings, the Court entered a judgment on the infringement claim in favor of us and against Advanced Energy, and awarded $4.2 million in damages to compensate us for Advanced Energy's infringing activity. Advanced Energy filed motions to overturn the verdict. During August of 2002, we entered into an agreement with Advanced Energy whereby Advanced Energy agreed to pay the awarded damages amount to us and withdraw its motions to overturn the verdict. We received the $4.2 million and recorded the amount as Income from litigation settlement.

     Other Expense, Net. During 2001, we recorded a loss on the sale of an investment in a company of $1.1 million, which was recorded as other expense. Also during 2001, we sold certain assets for proceeds of approximately $9.0 million, including a note receivable of approximately $3.9 million and warrants of $0.2 million. The loss on the transaction was $1.2 million and was recorded as other expense in 2001. During 2002, due to the downturn in the semiconductor industry and its result on the acquirer's operations, and the acquirer's inability to raise financing, we considered the value of the note and warrants to be impaired. Accordingly, during 2002, we recorded a charge of $4.1 million to other expense for our estimate of the impairment on the note receivable and warrants.

     Benefit for Income Taxes. We recorded a benefit for income taxes of $2.0 million for the year ended December 31, 2002, for an effective tax rate of 4.8%. We recorded a benefit for income taxes of $15.0 million for the year ended December 31, 2001, for an effective tax rate of 32.6% in 2001. The change in our effective tax rate from 2001 to 2002 was primarily due to the recording of a valuation allowance against our net deferred tax assets in 2002. As a result of incurring significant operating losses during 2001 and 2002, and the continuing uncertainty in the semiconductor industry, management determined that it is more likely than not our deferred tax assets may not be realized and, accordingly, recorded a charge of $13.4 million to establish a full valuation allowance for our deferred tax assets in the fourth quarter of 2002. The benefit for income taxes of $2.0 million for the year ended December 31, 2002 is primarily comprised of an estimated current tax benefit of $3.8 million from 2002 United States net operating losses offset by $1.6 million of tax expense from foreign operations and state taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Since our initial public offering we have financed our operations and capital requirements through a combination of cash provided by operations, long-term real estate financing and short-term borrowings. Cash, cash equivalents and short-term marketable securities totaled $129.2 million at December 31, 2003, compared to $128.7 million at December 31, 2002. In addition, in January 2004, we issued 1,314,286 shares of our common stock at $26.25 per share in a public offering, which generated net proceeds of approximately $32.8 million.

     Net cash used in operating activities of $0.2 million for the year ended December 31, 2003, was impacted by the net loss of $16.4 million and an increase in operating assets of $21.7 million, offset by non-cash charges of $28.2 million for depreciation and amortization and an increase in operating liabilities of $8.8 million. The increase in operating assets consisted mainly of an increase in accounts receivable of $16.3 million due to the increased shipments in the fourth quarter of 2003 as compared to the fourth quarter of 2002, which contributed to a slight increase in our days sales outstanding from 53 days at the end of 2002 to 58 days in 2003, and an increase in inventory of $6.7 million as a result of increased production volumes in the fourth quarter of 2003. The increase in operating liabilities consisted primarily of an increase in accounts payable of $9.7 million resulting from increased production activity in the fourth quarter. Net cash provided by operating activities of $13.8 million for the year ended December 31, 2002 resulted mainly from non-cash charges for depreciation and amortization of $28.7 million, purchases of in-process technology of $8.4 million related mainly to the ENI acquisition, asset impairment charges of $5.0 million consisting primarily of the write-off of an impaired note receivable and a decrease in operating assets and liabilities of $9.6 million, all of which were partially offset by the net loss of $39.5 million. The decrease in operating assets consisted of a reduction in other current assets of $12.3 million from the receipt of income tax refunds in 2002 and a decrease in inventory of $6.6 million, offset by decreases in accrued expenses of $7.3 million.

     Net cash used in investing activities of $21.4 million for the year ended December 31, 2003 resulted mainly from the net purchases of $14.0 million of available for sale securities, the purchase of property, plant and equipment of $6.3 million, and the purchase of a small technology business for $2.2 million. Net cash used in investing activities of $51.9 million for the year ended December 31, 2002 consisted mainly of net purchases of short-term and long-term investments of $28.7 million, $17.7 million for the acquisition of businesses and $7.9 million for the purchases of capital assets, partially offset by $2.5 million in proceeds from the sale of assets.

     Net cash provided by financing activities of $5.3 million for the year ended December 31, 2003 consisted of $8.6 million in proceeds from the exercise of stock options and purchases under the employee stock purchase plan, net proceeds of $2.2 million from short-term borrowings, offset by $5.5 million of principal payments on long-term debt and capital lease obligations. Net cash provided by financing activities of $5.5 million for the year ended December 31, 2002 consisted mainly of proceeds from the exercise of stock options and purchases under the employee stock purchase plan of $8.9 million and $2.9 million in net proceeds from short-term borrowings offset by principal payments of $6.3 million on long-term debt and capital lease obligations.

     On July 30, 2003, our $40.0 million unsecured credit facility with two domestic banks expired and we elected not to renew this facility. There had been no borrowings made under this line of credit.

     Certain of our foreign subsidiaries have credit lines and short-term borrowing arrangements with various financial institutions which provide for aggregate borrowings as of December 31, 2003 of up to $28.0 million, which generally expire and are renewed in six month intervals. At December 31, 2003, total borrowings outstanding under these arrangements totaled $17.7 million with $10.3 million available for future borrowings.

     Future payments due under debt, lease and purchase commitment obligations as of December 31, 2003 (in thousands) are as follows:

                                                       PAYMENT DUE BY PERIOD
                                    -----------------------------------------------------------
                                              LESS THAN
CONTRACTUAL OBLIGATIONS              TOTAL     1 YEAR     1-3 YEARS   4-5 YEARS   AFTER 5 YEARS
-----------------------             -------   ---------   ---------   ---------   -------------
Debt..............................  $28,969    $20,159     $ 3,810     $   --        $5,000
Interest on Debt..................    1,174        440         285        120           329
Capital Leases....................      174         44         130         --            --
Operating Leases..................   15,829      6,006       7,964      1,859            --
Purchase Obligations..............   50,152     50,152          --         --            --
Other Long-Term Liabilities(1)....    2,671         --       1,912         --           759
                                    -------    -------     -------     ------        ------
Total.............................  $98,969    $76,801     $14,101     $1,979        $6,088
                                    =======    =======     =======     ======        ======

---------------

(1) Excluded from Other Long-Term Liabilities was $1.1 million of operating leases related to restructuring charges that have been accrued on our balance sheet as they are included in the Operating Leases amount above.

     We believe that our working capital, together with the cash anticipated to be generated from operations will be sufficient to satisfy our estimated working capital and planned capital expenditure requirements through at least the next 12 months.

     To the extent permitted by Massachusetts law, our Restated Articles of Organization, as amended, requires us to indemnify any of our current or former officers or directors or any person who has served or is serving in any capacity with respect to any of our employee benefit plans. Because no claim for indemnification has been made by any person covered by the relevant provisions of our Restated Articles of Organization, we believe that the estimated exposure for these indemnification obligations is currently minimal. Accordingly, we have no liabilities recorded for these requirements as of December 31, 2003.

     We also enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our customers, in connection with any patent, or any other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is, in some instances, unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2003.

     When as part of an acquisition, we acquire all of the stock or all of the assets and liabilities of another company, we assume liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments we could be required to make for such obligations is undeterminable at this time. Other than obligations recorded as liabilities at the time of the acquisitions, historically we have not made significant payments for these indemnifications. Accordingly, no liabilities have been recorded for these obligations.

     In conjunction with certain asset sales, we may provide routine indemnifications whose terms range in duration and often are not explicitly defined. Where appropriate, an obligation for such indemnifications is recorded as a liability. Because the amount of liability under these types of indemnifications are not explicitly stated, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. Other than obligations recorded as liabilities at the time of the asset sale, historically we have not made significant payments for these indemnifications.

DERIVATIVES

     We conduct our operations globally. Consequently the results of our operations are exposed to movements in foreign currency exchange rates. We hedge a portion of our forecasted foreign currency denominated intercompany sales of inventory, over a maximum period of fifteen months, using forward exchange contracts and currency options primarily related to Japanese and European currencies. These derivatives are designated as cash-flow hedges, and changes in their fair value are carried in accumulated other comprehensive income until the hedged transaction affects earnings. When the hedged transaction affects earnings, the appropriate gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income to cost of sales. As of December 31, 2003 the amount that will be reclassified from accumulated other comprehensive income to earnings over the next twelve months is an unrealized loss of $2.1 million, net of taxes. The ineffective portion of the derivatives, primarily related to option premiums, is recorded in cost of sales and were immaterial in 2003, 2002 and 2001.

     We hedge certain intercompany and other payables with foreign exchange contracts and currency options. Since these derivatives hedge existing amounts that are denominated in foreign currencies, the derivatives do not qualify for hedge accounting. The foreign exchange gain or loss on these derivatives was immaterial in 2003, 2002 and 2001.

     Realized and unrealized gains and losses on forward exchange contracts and local currency purchased option contracts that do not qualify for hedge accounting are recognized immediately in earnings. The cash flows resulting from forward exchange contracts and local currency purchased options that qualify for hedge accounting are classified in the statement of cash flows as part of cash flows from operating activities. Cash flows resulting from forward exchange contracts and local currency purchased options that do not qualify for hedge accounting are classified in the statement of cash flows as investing activities. We do not hold or issue derivative financial instruments for trading purposes.

     There were forward exchange contracts with notional amounts totaling $41.0 million outstanding at December 31, 2003. Of such forward exchange contracts, $32.5 million were outstanding to exchange Japanese yen for US dollars. There were forward exchange contracts with notional amounts totaling $23.3 million outstanding at December 31, 2002 of which $17.2 million were outstanding to exchange Japanese yen for US dollars. There were no forward exchange contracts outstanding at December 31, 2001. Local currency purchased options with notional amounts totaling $0, $5.1 million and $11.3 million to exchange foreign currencies for U.S. dollars were outstanding at December 31, 2003, 2002 and 2001, respectively.

     Foreign exchange gains and losses on forward exchange contracts and currency options which did not qualify for hedge accounting were immaterial during 2003 and 2002. There were no foreign exchange gains or losses on forward exchange contracts which did not qualify for hedge accounting in 2001. Gains and losses on forward exchange contracts and local currency purchased options that qualify for hedge accounting are classified in cost of goods sold and totaled a loss of $1.4 million for the year ended December 31, 2003 and a gain of $0.5 million and $0.2 million for the years ended December 31, 2002 and 2001, respectively.

     The fair values of local currency purchased options at December 31, 2002 and 2001, which were obtained through dealer quotes, were immaterial. There were no purchased options outstanding at December 31, 2003.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any financial partnerships with unconsolidated entities, such as entities often referred to as structured finance, special purpose entities or variable interest entities which are often established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had such relationships.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, as amended by FIN 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51" ("FIN 46"). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after March 15, 2004. We have not created or acquired any VIEs. The adoption of FIN 46 did not have a material impact on our financial position or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

OUR BUSINESS DEPENDS SUBSTANTIALLY ON CAPITAL SPENDING IN THE SEMICONDUCTOR INDUSTRY WHICH IS CHARACTERIZED BY PERIODIC FLUCTUATIONS THAT MAY CAUSE A REDUCTION IN DEMAND FOR OUR PRODUCTS.

     We estimate that approximately 69%, 70% and 64% of our net sales for the years ended December 31, 2003, 2002 and 2001, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers, and we expect that sales to such customers will continue to account for a substantial majority of our sales. Our business depends upon the capital expenditures of semiconductor device manufacturers, which in turn depend upon the demand for semiconductors. Periodic reductions in demand for the products manufactured by semiconductor capital equipment manufacturers and semiconductor device manufacturers may adversely affect our business, financial condition and results of operations. Historically, the semiconductor market has been highly cyclical and has experienced periods of overcapacity, resulting in significantly reduced demand for capital equipment. Most recently, in 2001 and 2002, we experienced a significant reduction in demand from OEM customers, and lower gross margins due to reduced absorption of manufacturing overhead. As a result of this significant reduction in demand, particularly for older technology products, we incurred significant charges for excess and obsolete inventory of $16.6 million in 2001. In addition, many semiconductor manufacturers have operations and customers in Asia, a region which in recent years has experienced serious economic problems including currency devaluations, debt defaults, lack of liquidity and recessions. We cannot be certain that semiconductor downturns will not continue or recur. A decline in the level of orders as a result of any future downturn or slowdown in the semiconductor capital equipment industry could have a material adverse effect on our business, financial condition and results of operations.

OUR QUARTERLY OPERATING RESULTS HAVE VARIED, AND ARE LIKELY TO CONTINUE TO VARY SIGNIFICANTLY. THIS MAY RESULT IN VOLATILITY IN THE MARKET PRICE OF OUR COMMON STOCK.

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

     For example, the semiconductor capital equipment market experienced a significant downturn during 2001 and 2002. As a result, we experienced a reduction in demand from OEM customers, which has had a material adverse effect on our quarterly operating results during these years. During 2001, gross margins were negatively affected by significant charges for excess and obsolete inventory of $2.6 million in the second quarter and $14.0 million in the fourth quarter. These charges were primarily caused by a significant reduction in demand including reduced demand for older technology products. As a result of the factors discussed above, it is likely that we may in the future experience quarterly or annual fluctuations and that, in one or more future quarters, our operating results may fall below the expectations of public market analysts or investors. In any such event, the price of our common stock could decline significantly.

THE LOSS OF NET SALES TO ANY ONE OF OUR MAJOR CUSTOMERS WOULD LIKELY HAVE A MATERIAL ADVERSE EFFECT ON US.

     Our top ten customers accounted for approximately 42%, 49% and 39% of our net sales for the years ended December 31, 2003, 2002 and 2001, respectively. The loss of a major customer or any reduction in orders by these customers, including reductions due to market or competitive conditions, would likely have a material adverse effect on our business, financial condition and results of operations. During the years ended December 31, 2003, 2002 and 2001, one customer, Applied Materials, accounted for approximately 18%, 23% and 18%, respectively, of our net sales. None of our significant customers, including Applied Materials, has entered into an agreement requiring it to purchase any minimum quantity of our products. The demand for our products from our semiconductor capital equipment customers depends in part on orders received by them from their semiconductor device manufacturer customers.

     Attempts to lessen the adverse effect of any loss or reduction of net sales through the rapid addition of new customers could be difficult because prospective customers typically require lengthy qualification periods prior to placing volume orders with a new supplier. Our future success will continue to depend upon:

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

     If we are not successful in completing acquisitions that we may pursue in the future, we may be required to reevaluate our growth strategy, and we may incur substantial expenses and devote significant management time and resources in seeking to complete proposed acquisitions that will not generate benefits for us.

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

WE HAVE HAD SIGNIFICANT OPERATING AND NET LOSSES, AND WE MAY HAVE FUTURE LOSSES.

     We have not reported an annual operating profit or annual net income since 2000. We cannot predict whether we will experience operating losses and net losses in the future.

AN INABILITY TO CONVINCE SEMICONDUCTOR DEVICE MANUFACTURERS TO SPECIFY THE USE OF OUR PRODUCTS TO OUR CUSTOMERS, THAT ARE SEMICONDUCTOR CAPITAL EQUIPMENT MANUFACTURERS, WOULD WEAKEN OUR COMPETITIVE POSITION.

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

IF OUR PRODUCTS ARE NOT DESIGNED INTO SUCCESSIVE GENERATIONS OF OUR CUSTOMERS' PRODUCTS, WE WILL LOSE SIGNIFICANT NET SALES DURING THE LIFESPAN OF THOSE PRODUCTS.

     New products designed by semiconductor capital equipment manufacturers typically have a lifespan of five to ten years. Our success depends on our products being designed into new generations of equipment for the semiconductor industry. We must develop products that are technologically current so that they are positioned to be chosen for use in each successive generation of semiconductor capital equipment. If our products are not chosen by our customers, our net sales may be reduced during the lifespan of our customers' products. In addition, we must make a significant capital investment to develop products for our customers well before our products are introduced and before we can be sure that we will recover our capital investment through sales to the customers in significant volume. We are thus also at risk during the development phase that our products may fail to meet our customers' technical or cost requirements and may be replaced by a competitive product or alternative technology solution. If that happens, we may be unable to recover our development costs.

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

WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY.

     The market for our products is highly competitive. Principal competitive factors include:

     - historical customer relationships;

     - product quality, performance and price;

     - breadth of product line;

     - manufacturing capabilities; and

     - customer service and support.

     Although we believe that we compete favorably with respect to these factors, there can be no assurance that we will continue to do so. We encounter substantial competition in most of our product lines. Certain of our competitors may have greater financial and other resources than we have. In some cases, competitors are smaller than we are, but well established in specific product niches. We may encounter difficulties in changing established relationships of competitors with a large installed base of products at such customers' fabrication facilities. In addition, our competitors can be expected to continue to improve the design and performance of their products. There can be no assurance that competitors will not develop products that offer price or performance features superior to those of our products.

SALES TO FOREIGN MARKETS CONSTITUTE A SUBSTANTIAL PORTION OF OUR NET SALES; THEREFORE, OUR NET SALES AND RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED BY DOWNTURNS IN ECONOMIC CONDITIONS IN COUNTRIES OUTSIDE OF THE UNITED STATES.

     International sales include sales by our foreign subsidiaries, but exclude direct export sales, which were less than 10% of our total net sales for each of the years ended December 31, 2003, 2002 and 2001. International sales accounted for approximately 41%, 36% and 31% of net sales for the years ended December 31, 2003, 2002 and 2001, respectively, a significant portion of which were sales to Japan.

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

UNFAVORABLE CURRENCY EXCHANGE RATE FLUCTUATIONS MAY LEAD TO LOWER GROSS MARGINS, OR MAY CAUSE US TO RAISE PRICES WHICH COULD RESULT IN REDUCED SALES.

     Currency exchange rate fluctuations could have an adverse effect on our net sales and results of operations and we could experience losses with respect to our hedging activities. Unfavorable currency fluctuations could require us to increase prices to foreign customers which could result in lower net sales by us to such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be adversely affected. In addition, sales made by our foreign subsidiaries are denominated in the currency of the country in which these products are sold and the currency they receive in payment for such sales could be less valuable at the time of receipt as a result of exchange rate fluctuations. We enter into forward exchange contracts and local currency purchased options to reduce currency exposure arising from intercompany sales of inventory. However, we cannot be certain that our efforts will be adequate to protect us against significant currency fluctuations or that such efforts will not expose us to additional exchange rate risks.

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

     As of December 31, 2003, we owned 194 U.S. patents, 123 foreign patents and had 84 pending U.S. patent applications. Although we seek to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we cannot be certain that:

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

PROTECTION OF OUR INTELLECTUAL PROPERTY RIGHTS MAY RESULT IN COSTLY LITIGATION.

     Litigation may be necessary in order to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. We have been in the past, and currently are, involved in lawsuits enforcing and defending, our intellectual property rights, and may be involved in such litigation in the future. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations.

     We may need to expend significant time and expense to protect our intellectual property regardless of the validity or successful outcome of such intellectual property claims. If we lose any litigation, we may be required to seek licenses from others or change, stop manufacturing or stop selling some of our products.

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

WE ARE SUBJECT TO GOVERNMENTAL REGULATIONS. IF WE FAIL TO COMPLY WITH THESE REGULATIONS, OUR BUSINESS COULD BE HARMED.

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

CERTAIN STOCKHOLDERS HAVE A SUBSTANTIAL INTEREST IN US AND MAY BE ABLE TO EXERT SUBSTANTIAL INFLUENCE OVER OUR ACTIONS.

     As of January 31, 2004, John R. Bertucci, our Chairman, Chief Executive Officer and President, and certain members of his family, in the aggregate, beneficially owned approximately 18% of our outstanding common stock. As a result, these stockholders, acting together, are able to exert substantial influence over our actions. Pursuant to the acquisition of the ENI Business of Emerson Electric Co. ("Emerson"), we issued approximately 12,000,000 shares of common stock to Emerson and its wholly owned subsidiary, Astec America, Inc. Emerson owned approximately 19% of our outstanding common stock as of January 31, 2004, and James G. Berges, the President and a director of Emerson, is a member of our board of directors. Accordingly, Emerson is able to exert substantial influence over our actions.

SOME PROVISIONS OF OUR RESTATED ARTICLES OF ORGANIZATION, AS AMENDED, OUR AMENDED AND RESTATED BY-LAWS AND MASSACHUSETTS LAW COULD DISCOURAGE POTENTIAL ACQUISITION PROPOSALS AND COULD DELAY OR PREVENT A CHANGE IN CONTROL OF US.

     Anti-takeover provisions could diminish the opportunities for stockholders to participate in tender offers, including tender offers at a price above the then current market price of the common stock. Such provisions may also inhibit increases in the market price of the common stock that could result from takeover attempts. For example, while we have no present plans to issue any preferred stock, our board of directors, without further stockholder approval, may issue preferred stock that could have the effect of delaying, deterring or preventing a change in control of us. The issuance of preferred stock could adversely affect the voting power of the holders of our common stock, including the loss of voting control to others. In addition, our amended and restated by-laws provide for a classified board of directors consisting of three classes. The classified board could also have the effect of delaying, deterring or preventing a change in control of us.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK AND SENSITIVITY ANALYSIS

     Our primary exposures to market risks include fluctuations in interest rates on our investment portfolio, short and long term debt as well as fluctuations in foreign currency exchange rates.

  FOREIGN EXCHANGE RATE RISK

     We enter into local currency purchased options and forward exchange contracts to reduce currency exposure arising from intercompany sales of inventory. The potential fair value loss for a hypothetical 10% adverse change in currency exchange rates on our local currency purchased options at December 31, 2002 was immaterial. There were no local currency purchased options outstanding at December 31, 2003. The potential loss in 2002 was estimated by calculating the fair value of the local currency purchased options at December 31, 2002 and comparing that with those calculated using the hypothetical currency exchange rates.

     There were forward exchange contracts with notional amounts totaling $41.0 million and $23.3 million outstanding at December 31, 2003 and 2002, respectively. Of such forward exchange contracts, $32.5 million and $17.2 million, respectively, were outstanding to exchange Japanese yen for US dollars with the remaining amounts relating to the British pound and Euro. The potential fair value loss for a hypothetical 10% adverse change in the forward currency exchange rate on our forward exchange contracts at December 31, 2003 and 2002 would be $4.8 million and $2.7 million, respectively. The potential losses in 2003 and 2002 were estimated by calculating the fair value of the forward exchange contracts at December 31, 2003 and 2002 and comparing that with those calculated using the hypothetical forward currency exchange rates.

     At December 31, 2003, MKS had $18,669,000 related to short-term borrowings and current portion of long-term debt denominated in Japanese yen. The carrying value of these short-term borrowings approximates fair value due to their short period to maturity. Assuming a hypothetical 10% adverse change in the Japanese yen to U.S. dollar year end exchange rate, the fair value of these short-term borrowings would increase by $2,074,000. The potential increase in fair value was estimated by calculating the fair value of the short-term borrowings at December 31, 2003 and comparing that with the fair value using the hypothetical year end exchange rate.

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

  INTEREST RATE RISK

     Due to its short-term duration, the fair value of our cash and investment portfolio at December 31, 2003 and 2002 approximated its carrying value. Interest rate risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for securities contained in the investment portfolio. The resulting hypothetical fair value was not materially different from the year-end carrying values.

     Our total long-term debt outstanding, including the current portion, at December 31, 2003 and 2002, was $11.2 million and $15.7 million, respectively, and consisted mainly of a mortgage note and industrial development revenue bond. The interest rates on these debt instruments are variable and range from 1.2% to 2.6% at December 31, 2003 and 2.1% to 3.1% at December 31, 2002. Due to the immaterial amounts of the outstanding debt, a hypothetical change of 10% in interest rates would not have a material effect on our near-term financial condition or results of operations.

     The Company from time to time has outstanding short-term borrowings with variable interest rates, primarily denominated in Japanese yen. At December 31, 2003 and 2002, we had $17.7 million and $13.9 million, respectively, outstanding related to these short-term borrowings at interest rates ranging from 1.13% to 1.50%. Due to the short-term nature and amount of this short-term debt, a hypothetical change of 10% in interest rates would not have a material effect on our near-term financial condition or results of operations.

ITEM 8.  FINANCIAL STATEMENTS

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of MKS Instruments, Inc.:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of MKS Instruments, Inc. and its subsidiaries at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Notes 2 and 15 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002.

PricewaterhouseCoopers LLP

Boston, Massachusetts
January 30, 2004

                             MKS INSTRUMENTS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 74,660    $ 88,820
  Short-term investments....................................    54,518      39,894
  Trade accounts receivable, net of allowances of $1,844 and
     $3,264 at December 31, 2003 and 2002, respectively.....    65,454      45,505
  Inventories...............................................    82,013      73,235
  Other current assets......................................     5,631       6,098
                                                              --------    --------
     Total current assets...................................   282,276     253,552
Property, plant and equipment, net..........................    76,121      82,595
Long-term investments.......................................    13,625      15,980
Goodwill, net...............................................   259,924     259,781
Acquired intangible assets, net.............................    56,192      67,720
Other assets................................................     4,724       5,995
                                                              --------    --------
     Total assets...........................................  $692,862    $685,623
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings.....................................  $ 17,736    $ 13,877
  Current portion of long-term debt.........................     2,423       4,263
  Current portion of capital lease obligations..............        37         332
  Accounts payable..........................................    25,302      15,301
  Accrued compensation......................................     7,711       6,117
  Other accrued expenses....................................    18,599      21,654
                                                              --------    --------
     Total current liabilities..............................    71,808      61,544
Long-term debt..............................................     8,810      11,469
Long-term portion of capital lease obligations..............       114         257
Other liabilities...........................................     3,820       1,663
Commitments and contingencies (Notes 7 and 19)
Stockholders' equity:
  Preferred Stock, $0.01 par value, 2,000,000 shares
     authorized; none issued and outstanding................        --          --
  Common Stock, no par value, 200,000,000 shares authorized;
     52,040,019 and 51,359,753 shares issued and outstanding
     at December 31, 2003 and 2002, respectively............       113         113
  Additional paid-in capital................................   587,910     579,175
  Retained earnings.........................................    12,238      28,623
  Accumulated other comprehensive income....................     8,049       2,779
                                                              --------    --------
     Total stockholders' equity.............................   608,310     610,690
                                                              --------    --------
     Total liabilities and stockholders' equity.............  $692,862    $685,623
                                                              ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             MKS INSTRUMENTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED DECEMBER 31
                                                              ---------------------------------------
                                                                 2003          2002          2001
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales...................................................   $337,291      $314,773      $286,808
Cost of sales...............................................    219,182       208,978       201,225
                                                               --------      --------      --------
Gross profit................................................    118,109       105,795        85,583
Research and development....................................     47,650        45,999        37,964
Selling, general and administrative.........................     69,891        77,830        70,185
Amortization of goodwill and acquired intangible assets.....     14,692        13,897        11,026
Restructuring and asset impairment charges..................      1,593         2,726         3,720
Merger expenses.............................................         --            --         7,708
Purchase of in-process technology...........................         --         8,390         2,340
                                                               --------      --------      --------
Loss from operations........................................    (15,717)      (43,047)      (47,360)
Interest expense............................................        689         1,231         1,513
Interest income.............................................      1,745         2,681         5,196
Income from litigation settlement...........................         --         4,200            --
Other expense (income), net.................................       (927)        4,121         2,379
                                                               --------      --------      --------
Loss before income taxes....................................    (13,734)      (41,518)      (46,056)
Provision (benefit) for income taxes........................      2,651        (1,981)      (15,013)
                                                               --------      --------      --------
Net loss....................................................   $(16,385)     $(39,537)     $(31,043)
                                                               ========      ========      ========
Net loss per share:
  Basic and diluted.........................................   $  (0.32)     $  (0.79)     $  (0.83)
                                                               ========      ========      ========
Weighted average common shares outstanding:
  Basic and diluted.........................................     51,581        50,000        37,493
                                                               ========      ========      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             MKS INSTRUMENTS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                         FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                      -------------------------------------------------------------------------------------------
                                                                                     ACCUMULATED
                                         COMMON STOCK       ADDITIONAL                  OTHER                           TOTAL
                                      -------------------    PAID-IN     RETAINED   COMPREHENSIVE   COMPREHENSIVE   STOCKHOLDERS'
                                        SHARES     AMOUNT    CAPITAL     EARNINGS   INCOME (LOSS)   INCOME (LOSS)      EQUITY
                                      ----------   ------   ----------   --------   -------------   -------------   -------------
                                                                   (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE AT DECEMBER 31, 2000........  36,645,665    $113     $263,723    $93,235       $   451                        $357,522
Issuance of common stock from
 exercise of stock options and
 Employee Stock Purchase Plan.......     693,089                6,391                                                    6,391
Tax benefit from exercise of stock
 options............................                            2,342                                                    2,342
Issuance of common stock for
 acquisition of business............     659,945               12,110                                                   12,110
Stock option compensation and
 other..............................                              686                                                      686
Comprehensive loss:
 Net loss...........................                                     (31,043)                     $(31,043)        (31,043)
 Other comprehensive income, net of
   taxes of $892:
 Changes in value of financial
   instruments designated as cash
   flow hedges and unrealized gain
   (loss) on investment.............                                                       104             104             104
 Foreign currency translation
   adjustment.......................                                                    (1,209)         (1,209)         (1,209)
                                                                                                      --------
 Comprehensive loss.................                                                                   (32,148)
                                                                                                      ========
Adjustment to conform ASTeX's year
 end................................                                       5,968                                         5,968
                                      ----------    ----     --------    -------       -------                        --------
BALANCE AT DECEMBER 31, 2001........  37,998,699     113      285,252     68,160          (654)                        352,871
Issuance of common stock from
 exercise of stock options and
 Employee Stock Purchase Plan.......     661,054                8,920                                                    8,920
Tax benefit from exercise of stock
 options............................                            1,648                                                    1,648
Issuance of common stock for
 acquisition of businesses..........  12,700,000              282,341                                                  282,341
Stock option compensation...........                            1,014                                                    1,014
Comprehensive loss:
 Net loss...........................                                     (39,537)                      (39,537)        (39,537)
 Other comprehensive income:
 Changes in value of financial
   instruments designated as cash
   flow hedges and unrealized gain
   (loss) on investment.............                                                      (693)           (693)           (693)
 Foreign currency translation
   adjustment.......................                                                     4,126           4,126           4,126
                                                                                                      --------
 Comprehensive loss.................                                                                   (36,104)
                                      ----------    ----     --------    -------       -------        ========        --------
BALANCE AT DECEMBER 31, 2002........  51,359,753     113      579,175     28,623         2,779                         610,690
Issuance of common stock from
 exercise of stock options and
 Employee Stock Purchase Plan.......     680,266                8,603                                                    8,603
Other...............................                              132                                                      132
Comprehensive loss:
 Net loss...........................                                     (16,385)                      (16,385)        (16,385)
 Other comprehensive income:
 Changes in value of financial
   instruments designated as cash
   flow hedges and unrealized gain
   (loss) on investment.............                                                    (1,780)         (1,780)         (1,780)
 Foreign currency translation
   adjustment.......................                                                     7,050           7,050           7,050
                                                                                                      --------
 Comprehensive loss.................                                                                  $(11,115)
                                      ----------    ----     --------    -------       -------        ========        --------
BALANCE AT DECEMBER 31, 2003........  52,040,019    $113     $587,910    $12,238       $ 8,049                        $608,310
                                      ==========    ====     ========    =======       =======                        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                             MKS INSTRUMENTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                2003       2002       2001
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $(16,385)  $(39,537)  $(31,043)
    Adjustments to reconcile net loss to net cash provided
     by operating activities:
      Depreciation and amortization.........................    28,198     28,727     26,705
      Purchase of in-process technology.....................        --      8,390      2,340
      Asset impairment charges..............................        --      4,988         --
      Deferred taxes........................................       716        250    (11,452)
      Other.................................................       151      1,424      2,496
      Changes in operating assets and liabilities, net of
       effects of businesses acquired:
        Trade accounts receivable...........................   (16,333)      (874)    58,911
        Inventories.........................................    (6,656)     6,600     16,218
        Other current assets................................     1,328     12,263     (9,637)
        Accrued expenses....................................      (924)    (7,271)   (12,170)
        Accounts payable....................................     9,720     (1,111)   (14,293)
        Income taxes payable................................        --         --     (7,967)
                                                              --------   --------   --------
Net cash provided by (used in) operating activities.........      (185)    13,849     20,108
                                                              --------   --------   --------
Cash flows from investing activities:
  Purchases of short-term and long-term available-for-sale
    Investments.............................................   (93,999)  (102,283)   (22,545)
  Maturities and sales of short-term and long-term
    available-for-sale Investments..........................    80,046     73,568     21,066
  Purchases of property, plant and equipment................    (6,348)    (7,948)   (14,638)
  Proceeds from sale of assets and investment...............        --      2,500      4,726
  Business combinations, net of cash acquired...............    (2,150)   (17,696)    (7,121)
  Other.....................................................     1,100        (68)       383
                                                              --------   --------   --------
Net cash used in investing activities.......................   (21,351)   (51,927)   (18,129)
                                                              --------   --------   --------
Cash flows from financing activities:
  Proceeds from short-term borrowings.......................    69,791     12,771     32,117
  Payments on short-term borrowings.........................   (67,619)    (9,905)   (36,944)
  Proceeds from long-term debt..............................        --         --        833
  Payments on long-term debt................................    (5,029)    (5,846)    (2,810)
  Proceeds from exercise of stock options and Employee Stock
    Purchase Plan...........................................     8,603      8,920      6,391
  Principal payments under capital lease obligations........      (456)      (481)      (706)
                                                              --------   --------   --------
Net cash provided by (used in) financing activities.........     5,290      5,459     (1,119)
                                                              --------   --------   --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................     2,086        570         69
                                                              --------   --------   --------
Increase (decrease) in cash and cash equivalents............   (14,160)   (32,049)       929
Cash and cash equivalents at beginning of period............    88,820    120,869    123,082
Effect of excluded results of ASTeX.........................        --         --     (3,142)
                                                              --------   --------   --------
Cash and cash equivalents at end of period..................  $ 74,660   $ 88,820   $120,869
                                                              ========   ========   ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest................................................  $    664   $  1,141   $  1,074
    Income taxes............................................  $    512   $  1,101   $ 16,032
Supplemental schedule of noncash investing and financing
  activities:
    Stock and stock options issued for acquisitions.........  $     --   $282,341   $ 12,110
    Note receivable from sale of assets.....................  $     --   $     --   $  3,928

   The accompanying notes are an integral part of the consolidated financial statements.

                             MKS INSTRUMENTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (TABLES IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1) DESCRIPTION OF BUSINESS

     MKS Instruments, Inc. was founded in 1961 and is a leading worldwide provider of instruments, components, subsystems and process control solutions that measure, control, power and monitor critical parameters of semiconductor and other advanced manufacturing processes. MKS is managed as one operating segment which is organized around three product groups: Instruments and Control Systems, Power and Reactive Gas Products and Vacuum Products. MKS' products are derived from its core competencies in pressure measurement and control, materials delivery, gas and thin-film composition analysis, control and information management, power and reactive gas generation and vacuum technology.

2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     All significant intercompany accounts and transactions have been eliminated in consolidation. On January 26, 2001, MKS Instruments, Inc. completed its acquisition of Applied Science and Technology, Inc. ("ASTeX") in a transaction accounted for under the pooling of interests method of accounting and, accordingly, the consolidated financial statements reflect the combined financial position, results of operations and cash flows of MKS Instruments, Inc., ASTeX and their respective subsidiaries (together, the "Company" or "MKS"), for all periods presented. These consolidated financial statements combine the historical consolidated financial statements of the Company for all periods presented and the ASTeX share information has been converted to the MKS share equivalent.

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

     The following is a reconciliation of basic to diluted net income per share:

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   2003          2002          2001
                                                -----------   -----------   -----------
Net loss......................................  $   (16,385)  $   (39,537)  $   (31,043)
                                                ===========   ===========   ===========
Shares used in net income (loss) per common
  shares -- basic.............................   51,581,000    50,000,000    37,493,000
Effect of dilutive securities:
  Stock options...............................           --            --            --
                                                -----------   -----------   -----------
Shares used in net income (loss) per common
  share -- diluted............................   51,581,000    50,000,000    37,493,000
                                                ===========   ===========   ===========
Net loss per common share -- basic and
  diluted.....................................  $     (0.32)  $     (0.79)  $     (0.83)
                                                ===========   ===========   ===========

     For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price greater than the average market price of the common shares during the period. Options outstanding of 8,897,899, 8,284,693 and 5,958,735 during the years ended December 31, 2003, 2002 and 2001, respectively, are excluded from the calculation of diluted net loss per common share because their inclusion would be anti-dilutive.

                             MKS INSTRUMENTS, INC.

             (TABLES IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

STOCK-BASED COMPENSATION

     The Company has several stock-based employee compensation plans. The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts with fixed exercise prices at least equal to the fair market value of the Company's common stock at the date of grant. The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," through disclosure only.

     The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards:

                                                         2003       2002       2001
                                                       --------   --------   --------
Net loss
  Net loss as reported...............................  $(16,385)  $(39,537)  $(31,043)
  Add: Stock-based employee compensation expense
     included in reported net loss, net of tax.......        --      1,014        114
  Deduct: Total stock-based employee compensation
     expense determined under the fair-value-based
     method for all awards, net of tax...............   (21,820)   (18,245)   (20,466)
                                                       --------   --------   --------
  Pro forma net loss.................................  $(38,205)  $(56,768)  $(51,395)
                                                       ========   ========   ========
Basic and diluted net loss per share:
  Net loss as reported...............................  $  (0.32)  $  (0.79)  $  (0.83)
  Pro forma net loss.................................  $  (0.74)  $  (1.14)  $  (1.37)

     There is no tax benefit included in the stock-based employee compensation expense determined under the fair-value-based method for the years ended December 31, 2003 and 2002, as the Company established a full valuation allowance for its net deferred tax assets during 2002.

     The weighted average grant date fair value of options granted during 2003, 2002 and 2001 was $15.91, $14.22 and $14.65 per option, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                              2003   2002   2001
                                                              ----   ----   ----
Expected life (years).......................................   5.0    5.0    5.0
Interest rate...............................................   3.3%   3.9%   4.3%
Volatility..................................................  78.0%  81.0%  83.0%
Dividend yield..............................................   0.0%   0.0%   0.0%

     The weighted average fair value of employee stock purchase rights granted in 2003, 2002 and 2001 under the Purchase Plan was $7.08, $9.35, and $7.19, respectively. The fair value of the employees' purchase rights was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                              2003   2002   2001
                                                              ----   ----   ----
Expected life (years).......................................   0.5    0.5    0.5
Interest rate...............................................   1.2%   1.9%   5.0%
Volatility..................................................  78.0%  81.0%  83.0%
Dividend yield..............................................   0.0%   0.0%   0.0%

                             MKS INSTRUMENTS, INC.

             (TABLES IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

FOREIGN EXCHANGE

     The functional currency of the majority of the Company's foreign subsidiaries is the applicable local currency. For those subsidiaries, assets and liabilities are translated to U.S. dollars at year-end exchange rates. Income and expense accounts are translated at the average exchange rates prevailing for the year. The resulting translation adjustments are included in accumulated other comprehensive income in consolidated stockholders' equity. Foreign exchange transaction gains and losses were immaterial in 2003, 2002 and 2001.

REVENUE RECOGNITION

     Revenue from product sales is recorded upon transfer of title and risk of loss to the customer provided that there is evidence of an arrangement, the sales price is fixed or determinable, and collection of the related receivable is reasonably assured. In most transactions, the Company has no obligations to customers after the date products are shipped other than pursuant to warranty obligations. In some instances, the Company provides installation and training to customers after the product has been shipped. In accordance with the Emerging Issues Task Force ("EITF") 00-21 "Accounting For Revenue Arrangements With Multiple Deliverables," the Company allocates the revenue between the multiple elements based upon fair value and defers the revenue related to the undelivered elements until the installation or training is complete. Fair value is the price charged when the element is sold separately. The Company provides for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. Shipping and handling fees, if any, billed to customers are recognized as revenue. The related shipping and handling costs are recognized in cost of sales. Accounts receivable allowances include sales returns and bad debt allowances. The Company monitors and tracks the amount of product returns and reduces revenue at the time of shipment for the estimated amount of such future returns, based on historical experience. The Company makes estimates evaluating its allowance for doubtful accounts. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any specific customer collection issues that it has identified.

CASH AND CASH EQUIVALENTS AND INVESTMENTS

     All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents.

     Cash and cash equivalents consists of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
Cash and Money Market Instruments...........................  $60,869   $51,538
Commercial Paper............................................   12,645    31,216
Corporate Obligations.......................................      270        --
Federal Government and Government Agency Obligations........      876     6,066
                                                              -------   -------
                                                              $74,660   $88,820
                                                              =======   =======

                             MKS INSTRUMENTS, INC.

             (TABLES IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The fair value of short-term available-for-sale investments maturing within one year consists of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
Federal Government and Government Agency Obligations........  $41,566   $28,636
Commercial Paper............................................   10,449    10,400
Corporate Obligations.......................................    2,503       858
                                                              -------   -------
                                                              $54,518   $39,894
                                                              =======   =======

     The fair value of long-term available-for-sale investments with maturities of 1 to 5 years consists of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
Federal Government and Government Agency Obligations........  $ 4,807   $ 2,061
Corporate Obligations.......................................    5,499    13,919
Commercial Paper............................................    3,319        --
                                                              -------   -------
                                                              $13,625   $15,980
                                                              =======   =======

     The appropriate classification of investments in securities is determined at the time of purchase. Debt securities that the Company does not have the intent and ability to hold to maturity are classified as "available-for-sale" and are carried at fair value. Unrealized gains and losses on securities classified as available-for-sale are included in accumulated other comprehensive income in consolidated stockholders' equity. Gross unrealized gains and gross unrealized losses on available-for-sale investments were not material at December 31, 2003 and 2002. Realized gains (losses) on securities were immaterial in 2003, 2002 and 2001. The cost of securities sold is based on the specific identification method.

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

GOODWILL

     Goodwill is the amount by which the cost of acquired net assets exceeded the fair value of those net assets on the date of acquisition. Through December 31, 2001, the Company amortized goodwill on a straight-line basis over its expected useful life of 5 to 7 years. As of January 1, 2002 the Company ceased amortizing goodwill in compliance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

     The Company assesses goodwill for impairment on an annual basis during the fourth quarter of each fiscal year, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded equal to that excess.

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

RESEARCH AND DEVELOPMENT

     Research and development costs are expensed as incurred and consist mainly of compensation related expenses and project materials. The Company's research and development efforts include numerous projects which generally have a duration of 18 to 30 months.

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

ADVERTISING COSTS

     Advertising costs are expensed as incurred. Advertising costs were immaterial in 2003, 2002 and 2001.

INCOME TAXES

     The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company evaluates the realizability of its net deferred tax

                             MKS INSTRUMENTS, INC.

             (TABLES IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

assets and assesses the need for a valuation allowance on a quarterly basis. The future benefit to be derived from its deferred tax assets is dependent upon its ability to generate sufficient future taxable income to realize the assets. The Company records a valuation allowance to reduce its net deferred tax assets to the amount that may be more likely than not to be realized. To the extent the Company establishes a valuation allowance, an expense will be recorded within the provision for income taxes line on the statement of income. During the year ended December 31, 2002 the Company established a full valuation allowance for its net deferred tax assets and maintained this valuation allowance through December 31, 2003. In periods subsequent to establishing a valuation allowance, if the Company were to determine that it would be able to realize its net deferred tax assets in excess of their net recorded amount, an adjustment to the valuation allowance would be recorded as a reduction to income tax expense in the period such determination was made. Also in future periods, if the Company were to determine that it would not be able to realize the recorded amount of its net deferred tax assets, an adjustment to the valuation allowance would be recorded as an increase to income tax expense in the period such determination was made.

     The Company does not provide for a U.S. income tax liability on undistributed earnings of its foreign subsidiaries. The earnings of non-U.S. subsidiaries, which reflect full provision for non-U.S. income taxes, are indefinitely reinvested in non-U.S. operations or will be remitted substantially free of additional tax.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, which supersedes SAB No. 101, Revenue Recognition in Financial Statements. SAB No. 104 rescinds accounting guidance in SAB No. 101 related to multiple-element arrangements as this guidance has been superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). The adoption of SAB No. 104 did not have a material impact on the Company's financial position, results of operations or cash flows.

     In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. This statement was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS 149 on July 1, 2003 and the adoption did not have a material effect on its consolidated financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46, as amended by FIN 46R, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51" ("FIN 46"). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after March 15, 2004. The Company has not created or acquired any VIEs. The adoption of FIN 46 did not have a material impact on the Company's financial position or results of operations.

     In November 2002, the EITF reached a consensus on issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses revenue recognition on arrangements encompassing

                             MKS INSTRUMENTS, INC.

             (TABLES IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

multiple elements that are delivered at different points in time, defining criteria that must be met for elements to be considered to be a separate unit of accounting. If an element is determined to be a separate unit of accounting, the revenue for the element is recognized at the time of delivery. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted EITF 00-21 on July 1, 2003 and the adoption did not have a material effect on its consolidated financial position or results of operations.

     In June 2002, Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") was issued. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS 146 on January 1, 2003 and the adoption did not have a material effect on its consolidated financial position or results of operations.

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

3) FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

FOREIGN EXCHANGE RISK MANAGEMENT

     The Company hedges a portion of its forecasted foreign currency denominated intercompany sales of inventory, over a maximum period of fifteen months, using forward exchange contracts and currency options primarily related to Japanese and European currencies. These derivatives are designated as cash-flow hedges, and changes in their fair value are carried in accumulated other comprehensive income until the hedged transaction affects earnings. When the hedged transaction affects earnings, the appropriate gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income to cost of sales. As of December 31, 2003 the amount that will be reclassified from accumulated other comprehensive income to earnings over the next twelve months is an unrealized loss of $2,081,000, net of taxes. The ineffective portion of the derivatives is primarily related to option premiums, is recorded in cost of sales, and was immaterial in 2003, 2002 and 2001.

     The Company hedges certain intercompany and other payables with foreign exchange contracts and currency options. Since these derivatives hedge existing amounts that are denominated in foreign currencies, the derivatives do not qualify for hedge accounting under SFAS No. 133. The foreign exchange gain on these derivatives was immaterial in 2003, 2002 and 2001.

                             MKS INSTRUMENTS, INC.

             (TABLES IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

     There were forward exchange contracts with notional amounts totaling $41,018,000 outstanding at December 31, 2003. Of such forward exchange contracts, $32,488,000 were outstanding to exchange Japanese yen for U.S. dollars. There were forward exchange contracts with notional amounts totaling $23,287,000 outstanding at December 31, 2002 of which $17,213,000 were outstanding to exchange Japanese yen for U.S. dollars. There were no forward exchange contracts outstanding at December 31, 2001. Local currency purchased options with notional amounts totaling $0, $5,053,000 and $11,349,000 to exchange foreign currencies for U.S. dollars were outstanding at December 2003, 2002 and 2001, respectively.

     Foreign exchange gains on forward exchange contracts which did not qualify for hedge accounting were immaterial during 2003 and 2002. There were no foreign exchange gains or losses on forward exchange contracts which did not qualify for hedge accounting in 2001. Gains and losses on forward exchange contracts and local currency purchased options that qualify for hedge accounting are classified in cost of goods sold and totaled a loss of $1,411,000 for the year ended December 31, 2003 and a gain of $452,000 and $175,000 for the years ended December 31, 2002 and 2001, respectively.

     The fair values of forward exchange contracts at December 31, 2003 and 2002, determined by applying period end currency exchange rates to the notional contract amounts, amounted to an unrealized loss of $2,081,000 and $407,000, respectively. The fair values of local currency purchased options at December 31, 2002 and 2001, which were obtained through dealer quotes were immaterial. There were no purchased options outstanding at December 31, 2003.

CONCENTRATIONS OF CREDIT RISK

     The Company's significant concentrations of credit risk consist principally of cash and cash equivalents, investments, forward exchange contracts, and trade accounts receivable. The Company maintains cash and cash equivalents with financial institutions including the bank with which it has borrowings. The Company maintains investments primarily in U.S. Treasury and government agency securities and corporate debt securities, rated AA or higher. The Company places forward currency contracts with high credit-quality financial institutions in order to minimize credit risk exposure. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of diverse and geographically dispersed customers. Credit is extended for all customers based on financial condition and collateral is not required.

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

                             MKS INSTRUMENTS, INC.

             (TABLES IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4) INVENTORIES

     Inventories consist of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
Raw material................................................  $36,834   $36,630
Work in process.............................................   15,786    11,617
Finished goods..............................................   29,393    24,988
                                                              -------   -------
                                                              $82,013   $73,235
                                                              =======   =======

5) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Land........................................................  $ 11,827   $ 11,211
Buildings...................................................    62,151     59,864
Machinery and equipment.....................................    73,381     68,654
Furniture and fixtures......................................    29,201     27,139
Leasehold improvements......................................     5,170      4,105
Construction in progress....................................     1,964      5,626
                                                              --------   --------
                                                               183,694    176,599
Less: accumulated depreciation and amortization.............   107,573     94,004
                                                              --------   --------
                                                              $ 76,121   $ 82,595
                                                              ========   ========

     Depreciation and amortization of property, plant and equipment totaled $13,508,000, $14,830,000 and $11,905,000 for the years ended December 31, 2003,
2002 and 2001, respectively.

6) DEBT

CREDIT AGREEMENTS AND SHORT-TERM BORROWINGS

     On July 31, 2002, the Company entered into a loan agreement with two banks, which provided access to a revolving credit facility. The revolving credit facility provided for borrowings up to $40,000,000 and expired on July 30, 2003. The Company decided not to renew the credit facility.

     Additionally, the Company's Japanese subsidiary has lines of credit and short-term borrowing arrangements with various financial institutions which provide for aggregate borrowings as of December 31, 2003 of up to $28,003,000, which generally expire and are renewed at six month intervals. At December 31, 2003 and 2002, total borrowings outstanding under these arrangements were $17,736,000 and $13,877,000, respectively, at interest rates ranging from 1.23% to 1.50% and 1.13% to 1.50%, respectively.

                             MKS INSTRUMENTS, INC.

             (TABLES IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
Term loans..................................................  $ 1,590   $ 3,974
Mortgage notes..............................................    9,643    11,758
                                                              -------   -------
Total long-term debt........................................   11,233    15,732
Less: current portion.......................................    2,423     4,263
                                                              -------   -------
Long-term debt less current portion.........................  $ 8,810   $11,469
                                                              =======   =======

     In connection with the purchase of On-Line Technologies, Inc., the Company assumed term loans of $4,728,000. The principal and interest accrued were due in two installments, the first installment on April 27, 2002, and the second installment on April 27, 2003. This loan was paid off in full in 2003.

     In connection with the purchase of Telvac Engineering, Ltd., the Company issued term loans of $752,000. Principal payments of $61,000 are due on an annual basis through December 1, 2004 with the remaining principal due on May 1, 2005. Interest is payable semi-annually at the UK base rate. The fixed interest rate for the term loan is 4.0% and the remaining principal due as of December 31, 2003 was $657,000.

     The Company has an outstanding term loan from a foreign bank, with principal due on April 2, 2004. The interest rate in effect for this term loan at December 31, 2003 was 1.19%. The remaining principal balance outstanding at December 31, 2003 was $933,000 and is included in current portion of long-term debt.

     In connection with the acquisition of ENI, the Company assumed a long-term debt agreement with the County of Monroe Industrial Development Agency (COMIDA) for a manufacturing facility located in Rochester, New York. The terms are the same as that of the underlying Industrial Development Revenue Bond which calls for payments of interest only through July 1, 2014, at which time the Bond is repayable in a lump sum of $5,000,000. Interest is reset annually based on bond remarketing, with an option by the Company to elect a fixed rate, subject to a maximum rate of 13% per annum. At December 31, 2003 the interest rate was 1.2%. The bond is collateralized by the building. The remaining principal balance outstanding at December 31, 2003 was $5,000,000. The net book value of the building at December 31, 2003 was approximately $10,804,000.

     On March 6, 2000, the Company entered into a mortgage note payable with a bank to borrow $10,000,000 to finance the purchase of land and a building. Principal and interest of $119,000 is being paid in monthly installments with final payments due in March 2007. The remaining principal as of December 31, 2003 was $4,643,000 with a variable interest rate of 2.61%. The net book value of the land and building at December 31, 2003 was approximately $18,292,000.

     The Company had a loan outstanding from a foreign bank in the form of a mortgage note at December 31, 2002 with a balance of $687,000 and an interest rate of 1.88%. Principal and interest were payable in monthly installments through 2005. The loan was collateralized by mortgages on certain of the Company's foreign properties. This remaining principal balance was repaid in full during 2003.

                             MKS INSTRUMENTS, INC.

             (TABLES IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     Aggregate maturities of long-term debt over the next five years are as follows:

                                                               AGGREGATE MATURITIES
YEAR ENDING DECEMBER 31,                                       --------------------
2004........................................................         $ 2,423
2005........................................................           2,024
2006........................................................           1,429
2007........................................................             357
2008........................................................              --
Thereafter..................................................           5,000
                                                                     -------
                                                                     $11,233
                                                                     =======

7) COMMITMENTS AND CONTINGENCIES

     On April 3, 2003, Advanced Energy Industries, Inc. ("Advanced Energy") filed suit against the Company in federal district court in Colorado ("Colorado Action"), seeking a declaratory judgment that Advanced Energy's Xstream product does not infringe three patents held by the Company's subsidiary Applied Science and Technology, Inc. ("ASTeX"). On May 14, 2003, MKS brought suit in federal district court in Delaware against Advanced Energy for infringement of five ASTeX patents, including the three patents at issue in the Colorado Action. The Company seeks injunctive relief and damages for Advanced Energy's infringement. On December 24, 2003, the Colorado court granted the Company's motion to transfer Advanced Energy's Colorado suit to Delaware and on February 9, 2004, the Delaware court denied Advanced Energy's motion to dismiss or transfer the Company's Delaware case back to Colorado. The case is in the early stages of pre-trial discovery.

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

     The Company leases certain of its facilities and machinery and equipment under capital and operating leases expiring in various years through 2003 and thereafter. Generally, the facility leases require the Company

                             MKS INSTRUMENTS, INC.

             (TABLES IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

to pay maintenance, insurance and real estate taxes. Rental expense under operating leases totaled $7,253,000, $6,278,000 and $5,122,000, for the years ended December 31, 2003, 2002 and 2001, respectively.

     Minimum lease payments under operating and capital leases are as follows:

                                                           OPERATING LEASES   CAPITAL LEASES
YEAR ENDING DECEMBER 31,                                   ----------------   --------------
  2004...................................................      $ 6,006             $ 44
  2005...................................................        3,961               44
  2006...................................................        2,465               43
  2007...................................................        1,538               43
  2008...................................................        1,055               --
  Thereafter.............................................          804               --
                                                               -------             ----
Total minimum lease payments.............................      $15,829              174
                                                               =======             ----
Less: amounts representing interest......................                            23
Present value of minimum lease payments..................                           151
Less: current portion....................................                            37
                                                                                   ----
Long-term portion........................................                          $114
                                                                                   ====

     As of December 31, 2003, the Company has entered into non-cancelable purchase commitments for certain inventory components and other equipment and services used in its normal operations. The purchase commitments covered by these arrangements are for periods of less than one year and aggregate approximately $50,152,000.

     To the extent permitted by Massachusetts law, the Company's Restated Articles of Organization, as amended, requires the Company to indemnify any current or former officer or director of the Company or any person who has served or is serving in any capacity with respect to any employee benefit plan of the Company. Because no claim for indemnification has been made by any person covered by the relevant provisions of the Company's Restated Articles of Organization, the Company believes that its estimated exposure for these indemnification obligations is currently minimal. Accordingly, the Company has no liabilities recorded for these requirements as of December 31, 2003.

     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company's customers, in connection with any patent, or any other intellectual property infringement claim by any third party with respect to the Company's products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2003.

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

STOCK PURCHASE PLANS

     The Company's 1999 Second Restated Employee Stock Purchase Plan (the "Purchase Plan") authorizes the issuance of up to an aggregate of 700,000 shares of Common Stock to participating employees. Offerings under the Purchase Plan commence on June 1 and December 1 and terminate, respectively, on November 30 and May 31. Under the Purchase Plan, eligible employees may purchase shares of Common Stock through payroll deductions of up to 10% of their compensation. The price at which an employee's option is exercised is the lower of (1) 85% of the closing price of the Common Stock on the Nasdaq National Market on the day that each offering commences or (2) 85% of the closing price on the day that each offering terminates. During 2003 and 2002 the Company issued 101,102 and 110,947 shares, respectively, of Common Stock to employees who participated in the Purchase Plan at exercise prices of $16.16 and $16.49 in 2003, and $18.33 and $16.18 in 2002. As of December 31, 2003 there were 256,479 shares reserved for issuance under the Purchase Plan.

     The Company's Second Restated International Employee Stock Purchase Plan (the "Foreign Purchase Plan") authorizes the issuance of up to an aggregate of 75,000 shares of Common Stock to participating employees. Offerings under the Foreign Purchase Plan commence on June 1 and December 1 and terminate, respectively, on November 30 and May 31. Under the Foreign Purchase Plan, eligible employees may purchase shares of Common Stock through payroll deductions of up to 10% of their compensation. The price at which an employee's option is exercised is the lower of (1) 85% of the closing price of the Common Stock on the Nasdaq National Market on the day that each offering commences or
(2) 85% of the closing price on the day that each offering terminates. During 2003 and 2002, the Company issued 25,809 and 18,435 shares of Common Stock to employees who participated in the Foreign Purchase Plan at exercise prices of $16.16 and $16.49, and $18.33 and $16.18 per share, respectively. As of December 31, 2003 there were 10,175 shares reserved for issuance under the Foreign Purchase Plan.

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

                             MKS INSTRUMENTS, INC.

             (TABLES IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     At December 31, 2003, 1,863,186 options to purchase shares of the Company's common stock were reserved for issuance under the Plans. Stock options are granted at 100% of the fair value of the Company's common stock. Generally, stock options granted to employees under the Plans in 2003, 2002 and 2001 vest 25% after one year and 6.25% per quarter thereafter and expire 10 years after the grant date. Generally, stock options granted under the Plans prior to 2000 vest 20% after one year and 5% per quarter thereafter, and expire 10 years after the grant date. Generally, options granted to directors vest at the earlier of
(1) the next annual meeting, (2) 13 months from date of grant, or (3) the effective date of an acquisition.

     The following table presents the activity for options under the Plans:

                                              YEAR ENDED DECEMBER 31,
                         ------------------------------------------------------------------
                                 2003                   2002                   2001
                         --------------------   --------------------   --------------------
                                     WEIGHTED               WEIGHTED               WEIGHTED
                                     AVERAGE                AVERAGE                AVERAGE
                                     EXERCISE               EXERCISE               EXERCISE
                          OPTIONS     PRICE      OPTIONS     PRICE      OPTIONS     PRICE
                         ---------   --------   ---------   --------   ---------   --------
Outstanding -- beginning
  of period............  8,284,693    $19.33    5,958,735    $18.11    4,023,374    $14.65
Granted................  1,603,552    $24.64    3,815,042    $21.37    3,111,119    $21.05
Exercised..............   (565,134)   $11.52     (531,672)   $12.68     (567,921)   $ 8.86
Forfeited or Expired...   (425,212)   $21.27     (957,412)   $23.49     (607,837)   $18.87
                         ---------              ---------              ---------
Outstanding -- end of
  period...............  8,897,899    $20.69    8,284,693    $19.33    5,958,735    $18.11
                         =========              =========              =========
Exercisable at end of
  period...............  4,880,231    $19.73    3,774,382    $17.90    3,400,592    $16.90
                         =========              =========              =========

     The following table summarizes information with respect to options outstanding and exercisable under the Plans at December 31, 2003:

                                         OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                --------------------------------------   --------------------
                                                          WEIGHTED
                                            WEIGHTED       AVERAGE                   WEIGHTED
                                            AVERAGE       REMAINING                  AVERAGE
                                NUMBER OF   EXERCISE     CONTRACTUAL     NUMBER OF   EXERCISE
                                 SHARES      PRICE     LIFE (IN YEARS)    SHARES      PRICE
                                ---------   --------   ---------------   ---------   --------
$ 4.43 -- $ 8.92..............    963,882    $ 5.54         3.68           963,882    $ 5.54
$10.86 -- $19.00..............  3,033,220    $16.52         7.82         1,290,378    $16.45
$19.24 -- $29.50..............  4,149,994    $24.94         8.25         2,006,492    $24.30
$30.02 -- $61.50..............    750,803    $33.49         6.03           619,479    $33.85
                                ---------                                ---------
                                8,897,899                                4,880,231
                                =========                                =========

                             MKS INSTRUMENTS, INC.

             (TABLES IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

ACCUMULATED OTHER COMPREHENSIVE INCOME

     The balance of accumulated other comprehensive income (loss) was comprised of the following:

                                                      FINANCIAL                    ACCUMULATED
                                                     INSTRUMENTS    UNREALIZED        OTHER
                                      CUMULATIVE    DESIGNATED AS      GAIN       COMPREHENSIVE
                                      TRANSLATION     CASH FLOW      (LOSS) ON       INCOME
                                      ADJUSTMENTS      HEDGES       INVESTMENTS      (LOSS)
                                      -----------   -------------   -----------   -------------
Balance at December 31, 2001........    $(1,133)       $   466         $  13         $  (654)
Foreign currency translation
  adjustment, net of taxes of $0....      4,126             --            --           4,126
Changes in value of financial
  instruments designated as cash
  flow hedges, net of taxes of $0...         --           (745)           --            (745)
Change in unrealized gain (loss) on
  investments, net of tax of $0.....         --             --            52              52
                                        -------        -------         -----         -------
Balance at December 31, 2002........      2,993           (279)           65           2,779
Foreign currency translation
  adjustment, net of taxes of $0....      7,050             --            --           7,050
Changes in value of financial
  instruments designated as cash
  flow hedges, net of taxes of $0...         --         (1,671)           --          (1,671)
Change in unrealized gain (loss) on
  investments, net of tax of $0.....         --             --          (109)           (109)
                                        -------        -------         -----         -------
Balance at December 31, 2003........    $10,043        $(1,950)        $ (44)        $ 8,049
                                        =======        =======         =====         =======

9) INCOME TAXES

     A reconciliation of the Company's 2003, 2002 and 2001 effective tax rate to the U.S. federal statutory rate follows:

                                                              2003     2002     2001
                                                              -----    -----    -----
U.S. Federal income tax statutory rate......................  (35.0)%  (35.0)%  (35.0)%
Nondeductible goodwill, merger expenses, and in-process
  Technology................................................     --      7.1      7.6
State income taxes, net of federal benefit..................    2.3     (1.9)    (3.2)
Effect of foreign operations taxed at various rates.........  (11.1)    (4.6)    (0.6)
Foreign sales corporation tax benefit.......................   (0.6)    (0.2)    (1.1)
Deferred tax asset valuation allowance......................   67.3     32.2       --
Other.......................................................   (3.6)    (2.4)    (0.3)
                                                              -----    -----    -----
                                                               19.3%    (4.8)%  (32.6)%
                                                              =====    =====    =====

                             MKS INSTRUMENTS, INC.

             (TABLES IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The components of income before income taxes and the related provision (benefit) for income taxes consist of the following:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2003       2002       2001
                                                       --------   --------   --------
Income (loss) before income taxes:
United States........................................  $(23,737)  $(47,045)  $(52,571)
Foreign..............................................    10,003      5,527      6,515
                                                       --------   --------   --------
                                                        (13,734)   (41,518)   (46,056)
                                                       ========   ========   ========
Current taxes:
United States Federal................................        --     (3,806)    (5,892)
State................................................       477        237        337
Foreign..............................................     1,458      1,338      1,994
                                                       --------   --------   --------
                                                          1,935     (2,231)    (3,561)
                                                       ========   ========   ========
Deferred taxes:
United States Federal................................        --       (150)    (8,842)
State and Foreign....................................       716        400     (2,610)
                                                       --------   --------   --------
                                                            716        250    (11,452)
                                                       --------   --------   --------
Provision (benefit) for income taxes.................  $  2,651   $ (1,981)  $(15,013)
                                                       ========   ========   ========

     At December 31, 2003 and 2002 the components of the deferred tax asset and deferred tax liability were as follows:

                                                                2003       2002
                                                              --------   --------
Deferred tax assets:
  Net operating losses and credits..........................  $ 22,072   $ 13,685
  Inventory and warranty reserves...........................    10,986     13,700
  Accounts receivable and other reserves....................     4,666      5,235
  Depreciation and amortization.............................     3,740      3,966
  Other.....................................................       363        326
                                                              --------   --------
Total deferred tax assets...................................    41,827     36,912
                                                              --------   --------
Deferred tax liabilities:
  Acquired intangible assets................................   (18,726)   (23,182)
  Other.....................................................    (1,405)    (1,661)
                                                              --------   --------
Total deferred tax liabilities..............................   (20,131)   (24,843)
                                                              --------   --------
Valuation allowance.........................................   (22,933)   (12,590)
                                                              --------   --------
Net deferred tax liability..................................  $ (1,237)  $   (521)
                                                              ========   ========

     During 2002 the Company recorded a valuation allowance of $12,590,000 against all of its United States and foreign net deferred tax assets. This valuation allowance was recorded against deferred tax assets because the Company determined that it is more likely than not that all of the deferred tax assets may not be realized.

                             MKS INSTRUMENTS, INC.

             (TABLES IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

In 2003, the Company increased the valuation allowance by $10,343,000 to $22,933,000 primarily as a result of additional net operating losses and tax credits.

     The Company incurred significant operating losses in 2003, 2002 and 2001. At December 31, 2003 and 2002, these cumulative factors resulted in the Company's decision that it is more likely than not that all of its deferred tax assets may not be realized. If the Company generates sustained future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed. If the valuation allowance were reversed, approximately $4,000,000 would be recorded as a reduction of goodwill, approximately $1,800,000 would be recorded as an increase to additional paid in capital, and the remainder would be recorded as a reduction to income tax expense.

     At December 31, 2003, the Company had approximately $49,294,000 of federal net operating losses including approximately $6,800,000 the utilization of which may be limited by the change in ownership rules under Section 382 of the Internal Revenue Code. The remaining $42,494,000 of net operating losses may be further limited should a change in ownership occur as defined by section 382. In addition, at December 31, 2003, the Company also had approximately $57,276,000 of state net operating losses. The federal and state net operating losses begin to expire in 2009 and 2006, respectively.

     The Company does not provide for a U.S. income tax liability on undistributed earnings of its foreign subsidiaries. The earnings of non-U.S. subsidiaries, which reflect full provision for non-U.S. incomes taxes, are indefinitely reinvested in non-U.S. operations or will be remitted substantially free of additional tax. As of December 31, 2003, the unrecognized deferred tax liability associated with these unremitted earnings was approximately $3,300,000.

10) EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) profit-sharing plan for U.S. employees meeting certain requirements in which eligible employees may contribute between 1% and 20% of their annual compensation to this plan, limited by an annual maximum amount determined by the Internal Revenue Service. The Company, at its discretion, may provide a matching contribution which will generally match up to the first 2% of each participant's compensation, plus 25% of the next 4% of compensation. At the discretion of the board of directors, the Company may also make additional contributions for the benefit of all eligible employees. The Company's contributions were $1,503,000, $1,938,000 and $1,419,000 for 2003,
2002 and 2001, respectively.

     The Company maintains a bonus plan which provides cash awards to key employees, at the discretion of the compensation committee of the board of directors, based upon operating results and employee performance. The bonus expense in 2003 was immaterial and there was no bonus expense in 2002 and 2001.

11) SEGMENT AND GEOGRAPHICAL INFORMATION AND SIGNIFICANT CUSTOMER

     The Company operates in one segment for the development, manufacturing, sales and servicing of products that measure, control, power and monitor critical parameters of advanced manufacturing processes. The Company's chief decision-maker reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.

     Information about the Company's operations in different geographic regions is presented in the tables below. Net sales to unaffiliated customers are based on the location in which the sale originated. Transfers between geographic areas are at negotiated transfer prices and have been eliminated from consolidated net sales.

                             MKS INSTRUMENTS, INC.

             (TABLES IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2003       2002       2001
                                                       --------   --------   --------
Geographic net sales
  United States......................................  $199,118   $200,181   $196,768
  Japan..............................................    59,664     43,335     34,816
  Europe.............................................    43,339     38,767     40,076
  Asia...............................................    35,170     32,490     15,148
                                                       --------   --------   --------
                                                       $337,291   $314,773   $286,808
                                                       ========   ========   ========

                                                                DECEMBER 31,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
Long-lived assets
  United States.............................................  $65,977   $75,401
  Japan.....................................................    5,978     5,450
  Europe....................................................    5,541     5,577
  Asia......................................................    3,349     2,162
                                                              -------   -------
                                                              $80,845   $88,590
                                                              =======   =======

     The Company had one customer comprising 18%, 23% and 18% of net sales for the years ended December 31, 2003, 2002 and 2001, respectively. During the years ended December 31, 2003, 2002 and 2001, the Company estimates that approximately 69%, 70% and 64% of its net sales, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers.

12) ACQUISITIONS

     On September 30, 2003, the Company acquired Wenzel Instruments, a privately held developer of solid state MicroElectroMechanical System (MEMS) based vacuum sensor technology for advanced manufacturing processes. This acquisition expands our vacuum gauge product line offering to help meet current demand for process control sensors with higher accuracy and a faster response in a smaller footprint. The purchase price was $2,150,000 and was accounted for under the purchase method of accounting. The purchase price was primarily allocated to the assets acquired based upon their estimated fair values, with the full purchase price being allocated to intangible assets as completed technology. This intangible asset is being amortized over its estimated useful life of 5 years. The results of operations are included in the Company's consolidated statement of income as of and since the date of the purchase.

     On January 31, 2002, MKS completed its acquisition of the ENI Business ("ENI") of Emerson Electric Co., a supplier of solid-state RF and DC plasma power supplies, matching networks and instrumentation to the semiconductor and thin-film processing industries. The reasons for the acquisition of ENI were based upon the ability to offer higher value and more integrated application solutions by combining ENI's solid-state power conversion technology with the Company's core competency in plasma and reactive gas solutions. The acquisition has been accounted for under the purchase method of accounting. The purchase price was approximately $266,530,000 and consisted of approximately 12,000,000 shares of MKS common stock valued at approximately $261,264,000 and transaction expenses of approximately $5,266,000. The value of MKS common stock was approximately $21.7720 per share based on the average closing price of MKS' common stock for the five-day period including the date of the announcement of the signing of the merger agreement and the two days preceding and succeeding such date.

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
                                                              --------
                                                              $266,530
                                                              ========

     The amounts allocated to acquired intangible assets are being amortized using the straight-line method over their respective estimated useful lives: six years for completed technology, eight years for patents, and eight years for customer relationships. The total weighted average amortizable life of the acquired intangible assets is six years. Approximately $9,700,000 of the goodwill is tax deductible.

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

                             MKS INSTRUMENTS, INC.

             (TABLES IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Net sales...................................................  $318,913   $379,601
Net income (loss)...........................................   (34,067)   (39,751)
Net income (loss) per share:
  Basic and diluted.........................................  $  (0.67)  $  (0.79)

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

POOLING OF INTEREST COMBINATIONS

     On January 26, 2001, the Company acquired ASTeX. Each outstanding share of ASTeX common stock was exchanged for 0.7669 newly issued shares of common stock of the Company, resulting in the issuance of approximately 11,200,000 shares of common stock. The acquisition was accounted for under the pooling of interests method of accounting, and accordingly, the consolidated financial statements reflect the combined financial position and results of operations and cash flows of MKS Instruments, Inc. and ASTeX, for all periods presented.

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

14) RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

     During 2003, the Company continued its consolidation of recent acquisitions that it initiated in 2002, and recorded restructuring, asset impairment and other charges of $1,593,000. The charges in 2003 consisted of $356,000 of severance costs related to workforce reductions, $1,145,000 of lease cost, professional fees and other costs related to facility consolidations and an asset impairment charge of $92,000. The workforce reduction was across all functional groups.

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

     The following table sets forth the components of the restructuring activities initiated during 2003 and 2002, and the related accruals remaining at December 31, 2003:

                                           WORKFORCE      ASSET         FACILITY
                                           REDUCTIONS   IMPAIRMENT   CONSOLIDATIONS    TOTAL
                                           ----------   ----------   --------------   -------
                                                             (IN THOUSANDS)
Restructuring provision in 2002..........    $ 631        $ 867          $1,228       $ 2,726
Charges utilized in 2002.................     (305)        (867)            (64)       (1,236)
                                             -----        -----          ------       -------
Reserve balance as of December 31,
  2002...................................      326           --           1,164         1,490
Restructuring provision in 2003..........      356           92           1,145         1,593
Charges utilized in 2003.................     (483)         (92)           (478)       (1,053)
                                             -----        -----          ------       -------
Reserve balance as of December 31,
  2003...................................    $ 199        $  --          $1,831       $ 2,030
                                             =====        =====          ======       =======

     The remaining accruals for workforce reductions are expected to be paid by the second quarter of 2004. The facilities consolidation charges will be paid over the respective lease terms, the latest of which ends in 2007. The accrual for severance costs and lease payments is recorded in Other accrued expenses and Other liabilities.

                             MKS INSTRUMENTS, INC.

             (TABLES IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Inventory Reserves

     During the second quarter and fourth quarter of 2001, the Company recorded significant charges to reserve for excess and obsolete inventory. The following is a summary of the changes in these inventory reserves during 2001, 2002 and 2003:

                                                              BALANCE
                                                              -------
Initial charge in 2001......................................  $16,608
  Inventory scrapped and charged against the reserve during
     2001...................................................     (978)
                                                              -------
Balance at December 31, 2001................................   15,630
  Inventory scrapped and charged against the reserve during
     2002...................................................   (4,868)
  Inventory sold during 2002, benefiting cost of sales......   (1,413)
                                                              -------
                                                               (6,281)
                                                              -------
Balance at December 31, 2002................................    9,349
  Inventory scrapped and charged against the reserve during
     2003...................................................   (1,994)
  Inventory sold during 2003, benefiting cost of sales......     (181)
                                                              -------
                                                               (2,175)
                                                              -------
Balance at December 31, 2003................................  $ 7,174
                                                              =======

     When the Company acquired the Shamrock product line, it was expected that sales of the existing system design and development of new system designs would generate future revenues. Since the acquisition, the Company had provided potential customers with purchase quotations for Shamrock systems, including a significant quotation to a potential customer in January 2001 for the sale of several systems. The potential customer did not purchase the systems, and the quotation expired in March 2001. The Company had been unsuccessful in selling any systems of the product line since the acquisition and, with the expiration of the significant quote in March 2001, the Company evaluated the recoverability of the long-lived assets, primarily goodwill. As a result, based on discounted cash flow analysis, the Company recorded an impairment charge for the carrying value of the related goodwill of approximately $3,720,000 in the quarter ended March 31, 2001.

15) GOODWILL AND INTANGIBLE ASSETS

     The Company adopted the provisions of SFAS 142 on January 1, 2002. Accordingly, the Company ceased the ratable amortization of goodwill on that date. In addition, the Company reassessed the classification of its goodwill and intangible assets. This analysis, which was completed during the quarter ended March 31, 2002, resulted in the reclassification of workforce related intangible assets of $2,023,000 to goodwill. Also, in accordance with this statement, the Company reassessed the useful lives of its amortizable intangible assets and determined that the lives were appropriate.

     The Company is required to perform an annual impairment test of its goodwill under the provisions of FAS 142. The Company compares the fair value of each reporting unit to its recorded book value. An excess of book value over fair value indicates that an impairment of goodwill exists. Fair value is based on a discounted cash flow analysis of expectations of future earnings for each of the reporting units with goodwill. The Company completed its annual impairment for 2003 in the fourth quarter. No adjustment to goodwill was necessary.

                             MKS INSTRUMENTS, INC.

             (TABLES IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The changes in the carrying amount of goodwill during the years ended December 31, 2003 and 2002 were as follows:

                                                                   YEAR ENDED
                                                      -------------------------------------
                                                      DECEMBER 31, 2003   DECEMBER 31, 2002
                                                      -----------------   -----------------
Balance, beginning of year..........................      $259,781            $ 31,113
Workforce reclassification..........................            --               2,023
Goodwill acquired during the year...................            --             227,022
Finalization of purchase price allocation and
  foreign currency translation......................           143                (377)
                                                          --------            --------
Balance, end of year................................      $259,924            $259,781
                                                          ========            ========

     The following is the pro forma effect on net income and net income per share had SFAS 142 been in effect for the year ended December 31, 2001:

                                                              DECEMBER 31, 2001
                                                              -----------------
Reported net loss...........................................      $(31,043)
Add back: impact of goodwill amortization, net of taxes.....         5,145
                                                                  --------
Adjusted net loss...........................................      $(25,898)
                                                                  ========
Reported basic net loss per share...........................      $  (0.83)
Add back: impact of goodwill amortization, net of taxes.....      $   0.14
                                                                  --------
Adjusted basic net loss per share...........................      $  (0.69)
                                                                  ========
Reported diluted net loss per share.........................      $  (0.83)
Add back: impact of goodwill amortization, net of taxes.....      $   0.14
                                                                  --------
Adjusted diluted net loss per share.........................      $  (0.69)
                                                                  ========

     Components of the Company's acquired intangible assets are comprised of the following:

                                          DECEMBER 31, 2003               DECEMBER 31, 2002
                                    -----------------------------   -----------------------------
                                        GROSS                           GROSS
                                       CARRYING      ACCUMULATED       CARRYING      ACCUMULATED
                                        AMOUNT       AMORTIZATION       AMOUNT       AMORTIZATION
                                    --------------   ------------   --------------   ------------
Completed technology..............     $72,563         $(27,654)       $69,394         $(15,629)
Customer relationships............       6,640           (2,663)         6,640           (1,743)
Patents, trademarks, tradenames
  and other.......................      12,394           (5,088)        12,394           (3,336)
                                       -------         --------        -------         --------
                                       $91,597         $(35,405)       $88,428         $(20,708)
                                       =======         ========        =======         ========

                             MKS INSTRUMENTS, INC.

             (TABLES IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     Aggregate amortization expense related to acquired intangibles for the years ended December 31, 2003, 2002 and 2001 were $14,692,000, $13,897,000 and
$5,200,000, respectively. Estimated amortization expense related to acquired intangibles for each of the five succeeding years is as follows:

YEAR                                                          AMOUNT
----                                                          -------
2004........................................................  $14,837
2005........................................................   13,936
2006........................................................   11,835
2007........................................................   11,201
2008........................................................    2,831

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

     Product warranty activity for the years ended December 31, were as follows:

                                                               2003      2002
                                                              -------   -------
Balance at beginning of year................................  $ 6,921   $ 3,630
Fair value of warranty liabilities acquired.................       --     3,813
Provisions for product warranties...........................    3,133     2,974
Direct charges to the warranty liability....................   (4,250)   (3,496)
                                                              -------   -------
Balance at end of year......................................  $ 5,804   $ 6,921
                                                              =======   =======

17) OTHER ACCRUED EXPENSES

     Other accrued expenses consist of:

                                                      DECEMBER 31, 2003   DECEMBER 31, 2002
                                                      -----------------   -----------------
Product warranties..................................       $ 5,804             $ 6,921
Accrued restructuring costs.........................           881               1,490
Other...............................................        11,914              13,243
                                                           -------             -------
                                                           $18,599             $21,654
                                                           =======             =======

18) RELATED PARTY TRANSACTIONS

     In December 2003, the Company recorded a gain of $927,000 from the early repayment of premiums related to a split dollar life insurance policy covering the Chairman and CEO of the Company. This gain was recorded in Other expense (income) in the consolidated statement of operations.

                             MKS INSTRUMENTS, INC.

             (TABLES IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

19) SUBSEQUENT EVENTS

Litigation

     On January 12, 2004, Gas Research Institute ("GRI") brought suit in federal district court in Illinois against the Company, On-Line Technologies, Inc., which was acquired by the Company in April 2001, and another defendant for breach of contract, misappropriation of trade secrets and related claims relating to certain infra-red gas analysis technology allegedly developed under a January 1995 Contract for Research and incorporated into certain of the Company's products. GRI has made claims for unspecified damages, attorney's fees and injunctive relief. The Company is currently evaluating the merits of the claims. The Company cannot be certain of the outcome of this litigation, but plans to oppose the claims against it vigorously.

Issuance of Common Stock

     On January 21, 2004, the Company issued 1,142,857 shares of its common stock at $26.25 per share through a public offering. Estimated proceeds of the offering, net of underwriters discount and estimated offering expenses, were approximately $28,500,000. On January 23, 2004, the underwriters exercised their over-allotment option and therefore, the Company issued an additional 171,429 shares of its common stock, which generated net proceeds of approximately $4,298,000.

                             MKS INSTRUMENTS, INC.

                          SUPPLEMENTAL FINANCIAL DATA

                                                                    QUARTER ENDED
                                                       ---------------------------------------
                                                        MAR 31    JUN 30    SEP 30     DEC 31
                                                       --------   -------   -------   --------
                                                                     (UNAUDITED)
2003
STATEMENT OF INCOME (LOSS) DATA
Net sales............................................  $ 72,777   $81,168   $81,568   $101,778
Gross profit.........................................    25,406    27,445    27,722     37,536
Income (loss) from operations(1).....................    (7,423)   (5,388)   (5,344)     2,438
Net income (loss)(2).................................    (7,430)   (5,470)   (5,621)     2,136
Net income (loss) per share
  Basic and diluted..................................  $  (0.14)  $ (0.11)  $ (0.11)  $   0.04
2002
STATEMENT OF INCOME (LOSS) DATA
Net sales............................................  $ 59,067   $85,932   $92,216   $ 77,558
Gross profit.........................................    19,220    29,715    31,825     25,035
Income (loss) from operations(3).....................   (15,275)   (9,486)   (7,466)   (10,820)
Net income (loss)(4).................................   (11,787)   (4,694)   (3,825)   (19,231)
Net income (loss) per share
  Basic and diluted..................................  $  (0.25)  $ (0.09)  $ (0.07)  $  (0.37)

---------------

(1) Income (loss) from operations for the quarter ended December 31, 2003 includes restructuring charges of $1.0 million and an adjustment of $0.8 million to reduce depreciation expense.

(2) Net income (loss) for the quarter ended December 31, 2003 includes a gain of $0.9 million from the early repayment of premiums related to a split dollar life insurance policy covering the Chairman and CEO of the Company.

(3) Income (loss) from operations for the quarter ended September 30, 2002 includes restructuring and asset impairment charges of $2.4 million.

(4) Net income (loss) for the quarter ended December 31, 2002 includes a deferred tax charge of $13.4 million to establish a valuation allowance for the Company's net deferred tax assets. These assets remain available for use as deductions against future taxable income.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that, as of December 31, 2003, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     The Company's management, including the chief executive officer and chief financial officer, recognizes that our disclosure controls and our internal controls cannot prevent all error or all attempts at fraud. Any controls system, no matter how well crafted and operated, can only provide reasonable, and not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints that affect the operation of any such system and that the benefits of controls must be considered relative to their costs. Because of the inherent limitations in any control system, no evaluation or implementation of a control system can provide complete assurance that all control issues and all possible instances of fraud have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

     As a result of acquisitions, the Company has added several different decentralized accounting systems, resulting in a complex reporting environment. The Company expects that it will need to continue to modify its accounting policies, internal controls, procedures and compliance programs to provide consistency across all its operations.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is set forth under the captions "Election of Directors", "Executive Officers", "Code of Ethics" and "Audit Committee Financial Expert" in our definitive proxy statement for the 2004 Annual Meeting of Stockholders, is incorporated herein by reference.

     We are also required under Item 405 of Regulation S-K to provide information concerning delinquent filers of reports under Section 16 of the Securities and Exchange Act of 1934, as amended. This information is listed under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. This information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is set forth under the caption "Executive Compensation" in our definitive proxy statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. This information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by Item 403 of Regulation S-K is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. This information is incorporated herein by reference.

     The information required by Item 201(d) of Regulation S-K is set forth under the caption "Equity Compensation Plan Information" in our definitive proxy statement for the 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. This information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is set forth under the caption "Certain Relationships and Related Transactions" in our definitive proxy statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. This information is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by this item is set forth under the caption "Report of the Audit Committee of the Board of Directors" in our definitive proxy statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year. This information is incorporated herein by reference.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Report:

          1. Financial Statements. The following Consolidated Financial Statements are included under Item 8 on this Annual Report on Form 10-K.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENTS:
Report of Independent Auditors..............................     33
Consolidated Balance Sheets at December 31, 2003 and 2002...     34
Consolidated Statements of Operations for the years ended
  December 31, 2003, 2002 and 2001..........................     35
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2003, 2002 and 2001..............     36
Consolidated Statements of Cash Flows for the years ended
  December 31, 2003, 2002 and 2001..........................     37
Notes to Consolidated Financial Statements..................  38-63

          2. Financial Statement Schedules

          The following consolidated financial statement schedule is included in this Annual Report on Form 10-K of Item 15(d):

             Schedule II -- Valuation and Qualifying Accounts

     Schedules other than those listed above have been omitted since they are either not required or information is otherwise included.

          3. Exhibits. The following exhibits are filed as part of this Annual Report on Form 10-K pursuant to Item 15(c).

EXHIBIT NO.                              TITLE
-----------                              -----
  +3.2(1)     Restated Articles of Organization
  +3.3(2)     Articles of Amendment, as filed with the Secretary of State of Massachusetts on May 18, 2001
  +3.4(3)     Articles of Amendment, as filed with the Secretary of State of Massachusetts on May 16, 2002
  +3.5(4)     Amended and Restated By-Laws
  +4.1(4)     Specimen certificate representing the common stock
 +10.1(5)*    Applied Science and Technology, Inc. 1993 Stock Option Plan,
              as amended
 +10.2(6)*    Applied Science and Technology, Inc. 1994 Formula Stock
              Option Plan, as amended
 +10.3(4)*    1996 Amended and Restated Director Stock Option Plan
 +10.4(7)*    Amended and Restated 1997 Director Stock Option Plan
 +10.5(8)*    Second Restated 1995 Stock Incentive Plan

EXHIBIT NO.                              TITLE
-----------                              -----
 +10.6(3)*    Second Restated 1999 Employee Stock Purchase Plan
 +10.7(3)*    Restated International Employee Stock Purchase Plan
  10.8(4)*    Amended and Restated Employment Agreement dated as of
              December 15, 1995 between Leo Berlinghieri and the
              Registrant
 +10.9(4)*    Amended and Restated Employment Agreement dated as of
              December 15, 1995 between Ronald C. Weigner and the
              Registrant
 +10.10(4)*   Amended and Restated Employment Agreement dated as of
              December 15, 1995 between William D. Stewart and the
              Registrant
 +10.11(9)*   Employment Agreement dated as of December 6, 1999 between
              Robert Klimm and the Registrant
 +10.12*      Employment Agreement dated as of March 10, 2000 between the
              Registrant and Donald Smith, as amended by an Amendment to
              Employment Agreement between the Registrant and Donald
              Smith, dated February 21, 2004
+10.13(10)*   Employment Agreement dated as of September 14, 1992 between
              John Smith and the Registrant
 +10.14       Employment Agreement dated as of December 15, 1995 between
              Gerald Colella and the Registrant
 +10.15(4)    Lease Agreement dated as of October 12, 1989, as extended
              November 1, 1998, by and between Aspen Industrial Park
              Partnership, LLLP and the Registrant
 +10.16(1)    Lease dated as of August 9, 2000 between Aspen Industrial
              Park Partnership, LLLP and the Registrant
 +10.17(3)    First Amended and Restated Credit Agreement dated as of July
              31, 2002 between Fleet National Bank as Agent and Lender, JP
              Morgan Chase Bank as Lender, and Registrant as Borrower
 +10.18(11)   Loan Agreement between ASTeX Realty Corp. and Citizens Bank of Massachusetts, dated March 6, 2000 (the "Citizens Loan
              Agreement")
 +10.19(11)   Exhibit A to the Citizens Loan Agreement
 +10.20(12)   Agreement and Plan of Merger with respect to the Acquisition of the ENI Business dated October 30, 2001 between the
              Registrant and Emerson Electric Co.
 +10.21(13)   Shareholder Agreement dated as of January 31, 2002 among the
              Registrant and Emerson Electric Co.
  21.1        Subsidiaries of the Registrant
  23.1        Consent of PricewaterhouseCoopers LLP
  31.1        Certification of Principal Executive Officer pursuant to
              Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act
              of 1934, as amended
  31.2        Certification of Principal Financial Officer pursuant to
              Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act
              of 1934, as amended
  32.1        Certification of Chief Executive Officer pursuant to 18
              U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  32.2        Certification of Chief Financial Officer pursuant to 18
              U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

---------------

  +  Previously filed

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

 (7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-23621) for the quarter ended June 30, 2003.

 (8) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-23621) for the quarter ended September 30, 2002.

 (9) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 000-23621) for the fiscal year ended December 31, 1999.

(10) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 000-23621) for the fiscal year ended December 31, 2002.

(11) Incorporated by reference to Applied Science and Technology, Inc.'s Quarterly Report on Form 10-Q (File No. 333-71467) for the quarter ended March 25, 2000.

(12) Incorporated by reference to the Registrant's Definitive Proxy Statement on
     Schedule 14A (Commission File No. 000-23621) filed with the Securities and Exchange Commission on December 4, 2001.

(13) Incorporated by reference to the Registrant's Report on Form 8-K (File No. 000-23621) filed with the Securities and Exchange Commission on February 12, 2002.

     (b) Reports on Form 8-K.

          On October 21, 2003, the Company furnished a Current Report on Form 8-K dated October 21, 2003 under Item 12 (Results of Operations and Financial Condition) containing a copy of its earnings release for the quarter ended September 30, 2003.

          On October 16, 2003, the Company filed a Current Report on Form 8-K for the purpose of filing under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) as an exhibit thereto, certain pro forma financial data related to the acquisition on January 31, 2002 by the Company of the ENI business of Emerson Electric Co.

     (c) Exhibits.

          The Company hereby files as exhibits to our Annual Report on Form 10-K those exhibits listed in Item 15 above.

     (d) Financial Statement Schedules.

                             MKS INSTRUMENTS, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                           ADDITIONS
                                                   -------------------------
                                      BALANCE AT    CHARGED TO    CHARGED TO
                                      BEGINNING     COSTS AND       OTHER       DEDUCTIONS    BALANCE AT
            DESCRIPTION                OF YEAR       EXPENSES      ACCOUNTS    & WRITE-OFFS   END OF YEAR
            -----------               ----------   ------------   ----------   ------------   -----------
                                                            (DOLLARS IN THOUSANDS)
Accounts receivable allowance
  Year ended December 31,
     2003...........................    $3,264        $  460          $--         $1,880        $1,844
     2002...........................    $3,282        $2,064          $--         $2,082        $3,264
     2001...........................    $1,954        $1,711          $--         $  383        $3,282

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

                    SIGNATURES                                     TITLE                       DATE
                    ----------                                     -----                       ----

/s/ JOHN R. BERTUCCI                                  President, Chairman of the Board    March 11, 2004
------------------------------------------------      of Directors and Chief Executive
John R. Bertucci                                        Officer (Principal Executive
                                                                  Officer)


/s/ RONALD C. WEIGNER                                Vice President and Chief Financial   March 11, 2004
------------------------------------------------      Officer (Principal Financial and
Ronald C. Weigner                                           Accounting Officer)


/s/ ROBERT R. ANDERSON                                            Director                March 11, 2004
------------------------------------------------
Robert R. Anderson


/s/ JAMES G. BERGES                                               Director                March 11, 2004
------------------------------------------------
James G. Berges


/s/ RICHARD S. CHUTE                                              Director                March 11, 2004
------------------------------------------------
Richard S. Chute


/s/ HANS-JOCHEN KAHL                                              Director                March 11, 2004
------------------------------------------------
Hans-Jochen Kahl


/s/ OWEN W. ROBBINS                                               Director                March 11, 2004
------------------------------------------------
Owen W. Robbins


/s/ LOUIS P. VALENTE                                              Director                March 11, 2004
------------------------------------------------
Louis P. Valente