Form 10-Q
period 2004-03-31
MKS INSTRUMENTS INC
filed 2004-05-05
CIK 1049502

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

      (MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2004

                                       or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from _______________ to _______________


Commission file number 0-23621


                              MKS INSTRUMENTS, INC.

             (Exact name of registrant as specified in its charter)


Massachusetts                                    04-2277512
--------------------------------------------------------------------------------
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                Identification No.)

90 Industrial Way, Wilmington, Massachusetts     01887
--------------------------------------------------------------------------------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code (978) 284-4000


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

Number of shares outstanding of the issuer's common stock as of April 28, 2004:
53,508,276

                              MKS INSTRUMENTS, INC.
                                    FORM 10-Q
                                      INDEX

PART I            FINANCIAL INFORMATION

         ITEM 1.           FINANCIAL STATEMENTS.

                           Consolidated Balance Sheets  -
                           March 31, 2004 and December 31, 2003

                           Consolidated Statements of Operations   -
                           Three months ended March 31, 2004 and 2003

                           Consolidated Statements of Cash Flows -
                           Three months ended March 31, 2004 and 2003

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

         ITEM 4.           CONTROLS AND PROCEDURES.


PART II           OTHER INFORMATION


         ITEM 1.           LEGAL PROCEEDINGS.

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

PART I.           FINANCIAL INFORMATION

         ITEM 1.           FINANCIAL STATEMENTS.

                              MKS INSTRUMENTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                          March 31, 2004        December 31, 2003
                                                                          --------------        -----------------
                                                                            (Unaudited)
                            ASSETS
Current assets:
    Cash and cash equivalents ................................               $ 91,932               $ 74,660
    Short-term investments ...................................                 76,136                 54,518
    Trade accounts receivable, net ...........................                 87,991                 65,454
    Inventories ..............................................                 94,878                 82,013
    Other current assets .....................................                  8,151                  5,631
                                                                             --------               --------
        Total current assets .................................                359,088                282,276

    Long-term investments ....................................                 13,313                 13,625
    Property, plant and equipment, net .......................                 77,280                 76,121
    Goodwill, net ............................................                260,041                259,924
    Acquired intangible assets, net ..........................                 52,445                 56,192
    Other assets .............................................                  4,083                  4,724
                                                                             --------               --------
        Total assets .........................................               $766,250               $692,862
                                                                             ========               ========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term borrowings ....................................               $ 20,158               $ 17,736
    Current portion of long-term debt ........................                  2,491                  2,460
    Accounts payable .........................................                 34,341                 25,302
    Accrued compensation .....................................                 11,809                  7,711
    Other accrued expenses ...................................                 28,834                 18,599
                                                                             --------               --------
        Total current liabilities ............................                 97,633                 71,808

Long-term debt ...............................................                  8,460                  8,924
Other liabilities ............................................                  4,127                  3,820
Commitments and contingencies (Note 10)

Stockholders' equity:
    Preferred Stock, $0.01 par value, 2,000,000 shares
        authorized; none issued and outstanding ..............                    ---                    ---
    Common Stock, no par value, 200,000,000 shares authorized;
        53,482,844 and 52,040,019 issued and outstanding at
        March 31, 2004 and December 31, 2003, respectively ...                    113                    113
    Additional paid-in capital ...............................                622,334                587,910
    Retained earnings ........................................                 24,944                 12,238
    Accumulated other comprehensive income ...................                  8,639                  8,049
                                                                             --------               --------
        Total stockholders' equity ...........................                656,030                608,310
                                                                             --------               --------
        Total liabilities and stockholders' equity ...........               $766,250               $692,862
                                                                             ========               ========





         The accompanying notes are an integral part of the consolidated financial statements.

                              MKS INSTRUMENTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                          2004           2003
                                                          ----           ----
Net sales .......................................       $132,985       $ 72,777
Cost of sales ...................................         78,756         47,371
                                                        --------       --------
Gross profit ....................................         54,229         25,406

Research and development ........................         14,336         11,232
Selling, general and administrative .............         20,152         17,819
Amortization of acquired intangible assets ......          3,693          3,778
Restructuring charges ...........................            437            ---
                                                        --------       --------
Income (loss) from operations ...................         15,611         (7,423)
Interest expense ................................            152            288
Interest income .................................            424            568
                                                        --------       --------
Income (loss) before income taxes ...............         15,883         (7,143)
Provision for income taxes ......................          3,177            287
                                                        --------       --------
Net income (loss) ...............................       $ 12,706       $ (7,430)
                                                        ========       ========

Net income (loss) per share:
    Basic .......................................       $   0.24       $  (0.14)
                                                        ========       ========
    Diluted .....................................       $   0.23       $  (0.14)
                                                        ========       ========

Weighted average common shares outstanding:
    Basic .......................................         53,255         51,380
                                                        ========       ========
    Diluted .....................................         55,085         51,380
                                                        ========       ========

         The accompanying notes are an integral part of the consolidated financial statements.

                              MKS INSTRUMENTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                                     2004          2003
                                                                                                     ----          ----
Cash flows from operating activities:
    Net income (loss) ........................................................................     $ 12,706      $ (7,430)
    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
         Depreciation and amortization .......................................................        6,913         7,558
         Other ...............................................................................          126           221
         Changes in operating assets and liabilities:
             Trade accounts receivable .......................................................      (21,590)       (4,213)
             Inventories .....................................................................      (12,276)          765
             Other current assets ............................................................       (2,520)        1,059
             Accrued expenses and other current liabilities ..................................        5,745        (1,023)
             Accounts payable ................................................................        8,991         2,023
             Income taxes payable ............................................................        8,631           311
                                                                                                   --------      --------
    Net cash provided by (used in) operating activities ......................................        6,726          (729)
                                                                                                   --------      --------

    Cash flows from investing activities:
          Purchases of short-term and long-term available for sale investments ...............      (44,030)      (24,600)
          Maturities and sales of short-term and long-term available for sale investments ....       23,240        18,843
          Purchases of property, plant and equipment .........................................       (4,248)       (1,691)
          Other ..............................................................................          802           159
                                                                                                   --------      --------
    Net cash used in investing activities ....................................................      (24,236)       (7,289)
                                                                                                   --------      --------

    Cash flows from financing activities:
          Proceeds from short-term borrowings ................................................       23,452        11,789
          Payments on short-term borrowings ..................................................      (21,576)      (12,316)
          Principal payments on long-term debt ...............................................         (486)         (447)
          Proceeds from issuance of common stock, net of issuance costs ......................       32,529           ---
          Proceeds from exercise of stock options ............................................        1,895            90
                                                                                                   --------      --------
    Net cash provided by (used in) financing activities ......................................       35,814          (884)
                                                                                                   --------      --------

    Effect of exchange rate changes on cash and cash equivalents .............................       (1,032)          609
                                                                                                   --------      --------
    Increase (decrease) in cash and cash equivalents .........................................       17,272        (8,293)
    Cash and cash equivalents at beginning of period .........................................       74,660        88,820
                                                                                                   --------      --------
    Cash and cash equivalents at end of period ...............................................     $ 91,932      $ 80,527
                                                                                                   ========      ========


         The accompanying notes are an integral part of the consolidated financial statements.

                              MKS INSTRUMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Tables in thousands, except per share data)

1)       Basis of Presentation

         The terms "MKS" and the "Company" refer to MKS Instruments, Inc. and its subsidiaries. The interim financial data as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 is unaudited; however, in the opinion of MKS, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements should be read in conjunction with the December 31, 2003 audited financial statements and notes thereto included in the MKS Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2004.

         The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accounts receivable, inventory, intangible assets, goodwill, other long-lived assets, income taxes, deferred tax valuation allowance, and investments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

         The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards.


                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                          2004           2003
                                                                                        --------     ----------
        Net income (loss):
             Net income (loss) as reported ........................................     $ 12,706     $   (7,430)
             Deduct: Total stock-based employee compensation expense determined
               under the fair-value-based method for all awards, net of tax .......       (6,074)        (4,902)
                                                                                        --------     ----------
             Pro forma net income (loss) ..........................................     $  6,632     $  (12,332)
                                                                                        ========     ==========
        Basic net income (loss) per share:

             Net income (loss) as reported ........................................     $   0.24     $    (0.14)
                                                                                        ========     ==========
             Pro forma net income (loss) ..........................................     $   0.12     $    (0.24)
                                                                                        ========     ==========
        Diluted net income (loss) per share:

             Net income (loss) as reported ........................................     $   0.23     $    (0.14)
                                                                                        ========     ==========
             Pro forma net income (loss) ..........................................     $   0.12     $    (0.24)
                                                                                        ========     ==========

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)


         There is no tax benefit included in the stock-based employee compensation expense determined under the fair-value-based method for the three months ended March 31, 2004 and 2003, respectively, as the Company established a full valuation allowance for its net deferred tax assets.

3)       Goodwill and Intangible Assets

         Intangible Assets

         Acquired amortizable intangible assets consisted of the following as of March 31, 2004:

                                                              Gross                               Net
                                                             Carrying       Accumulated        Carrying
                                                              Amount        Amortization        Amount
                                                              ------        ------------        ------
        Completed technology ........................        $ 72,505         $(30,732)        $ 41,773
        Customer relationships ......................           6,640           (2,892)           3,748
        Patents, trademarks, tradenames and other ...          12,394           (5,470)           6,924
                                                             --------         --------         --------
                                                             $ 91,539         $(39,094)        $ 52,445
                                                             ========         ========         ========

         Acquired amortizable intangible assets consisted of the following as of December 31, 2003:

                                                              Gross                               Net
                                                             Carrying       Accumulated        Carrying
                                                              Amount        Amortization        Amount
                                                              ------        ------------        ------
        Completed technology.........................        $ 72,563         $(27,654)        $ 44,909
        Customer relationships.......................           6,640           (2,663)           3,977
        Patents, trademarks, tradenames and other....          12,394           (5,088)           7,306
                                                             --------         --------         --------
                                                             $ 91,597         $(35,405)        $ 56,192
                                                             ========         ========         ========

         Aggregate amortization expense related to acquired intangibles for the three months ended March 31, 2004 and 2003 was $3,693,000 and $3,778,000, respectively. Estimated amortization expense related to acquired intangibles for the remainder of 2004 and each of the four succeeding fiscal years is as follows:

                          Year                      Amount
                          ----                      ------
                          2004                      $11,074
                          2005                       13,864
                          2006                       11,763
                          2007                       11,129
                          2008                        2,759

         Goodwill

         The change in the carrying amount of goodwill during the three months ended March 31, 2004 was not material.

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)


4)       Net Income (Loss) Per Share

         The following table sets forth the computation of basic and diluted net income (loss) per share:


                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                    2004            2003
                                                                                    ----            ----
        Numerator
             Net income (loss) ...........................................        $ 12,706        $ (7,430)
                                                                                  ========        ========
        Denominator
            Shares used in net income (loss) per common share - basic ....          53,255          51,380
            Effect of dilutive securities:
                  Stock options and employee stock purchase plan .........           1,830              --
                                                                                  --------        --------
            Shares used in net income (loss) per common share - diluted ..          55,085          51,380
        Net income (loss) per common share
            Basic ........................................................        $   0.24        $  (0.14)
                                                                                  ========        ========
            Diluted ......................................................        $   0.23        $  (0.14)
                                                                                  ========        ========

         For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price greater than the average market price of the common shares, which totaled 2,543,000 shares in the three months ended March 31, 2004. All options outstanding during the three months ended March 31, 2003 are excluded from the calculation of diluted net loss per common share because their inclusion would be anti-dilutive. There were options to purchase approximately 9,111,000 and 8,242,000 shares of the Company's common stock outstanding as of March 31, 2004 and 2003, respectively.

5)       Cash and Cash Equivalents and Investments

         All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents.

         Cash and cash equivalents consists of the following:

                                                                       March 31,     December 31,
                                                                          2004           2003
                                                                          ----           ----
        Cash and money market instruments ......................        $56,407        $60,869
        Commercial paper .......................................         34,126         12,645
        Federal government and government agency obligations ...          1,399            876
        Corporate obligations ..................................             --            270
                                                                        -------        -------
                                                                        $91,932        $74,660
                                                                        =======        =======

         The fair value of short-term available-for-sale investments maturing within one year consists of the following:

                                                                       March 31,     December 31,
                                                                          2004           2003
                                                                          ----           ----
        Federal government and government agency obligations....        $55,882        $41,566
        Commercial paper........................................         18,463         10,449
        Corporate obligations...................................          1,791          2,503
                                                                        -------        -------
                                                                        $76,136        $54,518
                                                                        =======        =======

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

         The fair value of long-term available-for-sale investments with maturities of 1 to 5 years consists of the following:

                                                                       March 31,     December 31,
                                                                          2004           2003
                                                                          ----           ----
        Corporate obligations...................................        $ 7,039        $ 5,499
        Federal government and government agency obligations....          6,274          4,807
        Commercial paper........................................            --           3,319
                                                                        -------        -------
                                                                        $13,313        $13,625
                                                                        =======        =======

         The appropriate classification of investments in securities is determined at the time of purchase. Debt securities that the Company does not have the intent and ability to hold to maturity are classified as "available-for-sale" and are carried at fair value. Unrealized gains and losses on securities classified as available-for-sale are included in accumulated other comprehensive income in consolidated stockholders' equity. Gross unrealized gains and gross unrealized losses on available-for-sale investments were not material at March 31, 2004 and December 31, 2003.

6)       Inventories
         Inventories consist of the following:

                                                                       March 31,     December 31,
                                                                          2004           2003
                                                                          ----           ----
        Raw material............................................        $40,998        $36,834
        Work in process.........................................         21,067         15,786
        Finished goods..........................................         32,813         29,393
                                                                        -------        -------
                                                                        $94,878        $82,013
                                                                        =======        =======

7)       Stockholders' Equity

         Comprehensive Income (Loss)

         Components of comprehensive income (loss) were as follows:

                                                                          Three Months Ended
                                                                               March 31,
                                                                          2004           2003
                                                                          ----           ----
        Net income (loss)...........................................    $12,706        $(7,430)
        Other comprehensive income, net of applicable taxes of $0:
            Changes in value of financial instruments designated
               as hedges of currency and interest rate exposures....        510              1
            Foreign currency translation adjustment.................         54            770
            Unrealized gain (loss) on investments...................         26            (97)
                                                                        -------        -------
        Other comprehensive income, net of taxes....................        590            674
                                                                        -------        -------
        Total comprehensive income (loss)...........................    $13,296        $(6,756)
                                                                        =======        =======

         Common Stock Offering

         On January 21, 2004, the Company issued 1,142,857 shares of its common stock at $26.25 per share through a public offering. Estimated proceeds of the offering, net of underwriters discount and estimated offering expenses, were approximately $28,231,000. On January 23, 2004, the underwriters exercised their over-allotment option and therefore, the Company issued an additional 171,429 shares of its common stock, which generated net proceeds of approximately $4,298,000.

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

         As a result of incurring significant operating losses from 2001 through 2003, the Company determined that it is more likely than not that its deferred tax assets may not be realized. During the fourth quarter of 2002, the Company established a full valuation allowance for its net deferred tax assets. At March 31, 2004 and December 31, 2003, the Company continued to believe that it is more likely than not that all of its deferred tax assets may not be realized. If the Company generates sustained future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed. If the valuation allowance were reversed, a portion would be recorded as a reduction of goodwill, an additional amount would be recorded as an increase to additional paid in capital, and the remainder would be recorded as a reduction to income tax expense.

         During the first quarter of 2004, the U.S. taxable income was offset by U.S. operating loss carryforwards. The Company did not record a deferred tax benefit from the net operating loss incurred in the three months ended March 31, 2003. The provision for income taxes for the three months ended March 31, 2004 and 2003 is comprised of tax expense from foreign operations and state taxes.

9)       Segment Information and Significant Customer

         The Company operates in one segment for the development, manufacturing, sales and servicing of products that measure, control, power and monitor critical parameters of semiconductor and other advanced manufacturing processes. The Company's chief decision-maker reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.

         Information about the Company's operations in different geographic regions is presented in the tables below. Net sales to unaffiliated customers are based on the location in which the sale originated. Transfers between geographic areas are at negotiated transfer prices and have been eliminated from consolidated net sales.

                                        Three Months Ended
                                             March 31,
                                       2004            2003
                                       ----            ----
        Geographic net sales:
            United States ........   $ 84,976        $ 43,125
            Japan ................     21,355          13,676
            Europe ...............     11,521           9,336
            Asia .................     15,133           6,640
                                     --------        --------
                                     $132,985        $ 72,777
                                     ========        ========

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)




                                     March 31,     December 31,
                                       2004            2003
                                       ----            ----
        Long-lived assets:
            United States ........   $ 66,518        $ 65,977
            Japan ................      6,109           5,978
            Europe ...............      5,397           5,541
            Asia .................      3,339           3,349
                                     --------        --------
                                     $ 81,363        $ 80,845
                                     ========        ========


         The Company had one customer comprising 20% and 17% of net sales for the three months ended March 31, 2004 and 2003, respectively.

10)      Commitments and Contingencies

         On January 12, 2004, Gas Research Institute ("GRI") brought suit in federal district court in Illinois against the Company, On-Line Technologies, Inc., which was acquired by MKS in April 2001, and another defendant for breach of contract, misappropriation of trade secrets and related claims relating to certain infra-red gas analysis technology allegedly developed under a January 1995 Contract for Research and incorporated into certain of the Company's products. GRI has made claims for damages, exemplary damages, attorney's fees and costs and injunctive relief. The Company is currently evaluating the merits of the claims. MKS cannot be certain of the outcome of this litigation, but plans to oppose the claims against the Company vigorously.

         On April 3, 2003, Advanced Energy Industries, Inc. ("Advanced Energy") filed suit against MKS in federal district court in Colorado ("Colorado Action"), seeking a declaratory judgment that Advanced Energy's Xstream product does not infringe three patents held by the Company's subsidiary Applied Science and Technology, Inc. ("ASTeX"). On May 14, 2003, MKS brought suit in federal district court in Delaware against Advanced Energy for infringement of five ASTeX patents, including the three patents at issue in the Colorado Action. The Company seeks injunctive relief and damages for Advanced Energy's infringement. On December 24, 2003, the Colorado court granted the Company's motion to transfer Advanced Energy's Colorado suit to Delaware and on February 9, 2004, the Delaware court denied Advanced Energy's motion to dismiss or transfer the Company's Delaware case back to Colorado. Fact discovery has now closed, and the case is scheduled for trial in July 2004.

         On November 3, 1999, On-Line Technologies, Inc. ("On-Line), brought suit in federal district court in Connecticut against Perkin-Elmer, Inc. and certain other defendants for infringement of On-Line's patent related to its FTIR spectrometer product. The suit sought injunctive relief and damages for infringement. Perkin-Elmer, Inc. filed a counterclaim seeking invalidity of the patent, costs, and attorneys' fees. In June 2002, the defendants filed a motion for summary judgment. In April 2003, the court granted the motion and dismissed the case. The Company has appealed this decision and is awaiting a date for argument in the federal circuit court of appeals.

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

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

11)      Restructuring, Asset Impairment and Other Charges

         During the first quarter of 2004, the Company completed its planned consolidation of acquisitions initiated in 2002 to accelerate product development, rationalize manufacturing operations and reduce operating costs. The Company recorded restructuring charges of $437,000 related to lease costs of exited facilities.

         The following table sets forth the activity in the restructuring reserves from December 31, 2003 to March 31, 2004:

                                                           Workforce        Facility
                                                           Reductions    Consolidations      Total
                                                           ----------    --------------      -----
        Balance as of December 31, 2003 ............        $   199         $ 1,831         $ 2,030
        Restructuring provision in first quarter ...             --             437             437
        Charges utilized in first quarter ..........            (15)           (226)           (241)
                                                            -------         -------         -------
        Balance as of March 31, 2004 ...............        $   184         $ 2,042         $ 2,226
                                                            =======         =======         =======

         The remaining accruals for workforce reductions are expected to be paid by the end of 2004. The facilities consolidation charges will be paid over the respective lease terms, the latest of which ends in 2008. The accrual for severance costs and lease payments is recorded in Other accrued expenses and Other liabilities.

12)      Product Warranties

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

         Product warranty activity for the three months ended March 31 were as follows:

                                                                                       2004            2003
                                                                                       ----            ----
        Balance at beginning of year ........................................        $ 5,804         $ 6,921
        Provisions for product warranties during first quarter ..............          1,704             315
        Direct charges to the warranty liability during the first quarter ...         (1,146)         (1,052)
                                                                                     -------         -------
        Balance at the end of the first quarter .............................        $ 6,362         $ 6,184
                                                                                     =======         =======

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

         We are managed as one operating segment which is organized around three product groups: Instruments and Control Systems, Power and Reactive Gas Products, and Vacuum Products. Our products are derived from our core competencies in pressure measurement and control, materials delivery, gas and thin-film composition analysis, control and information management, power and reactive gas generation and vacuum technology. Our products are used to manufacture semiconductors and thin film coatings for diverse markets such as flat panel displays, optical and magnetic storage media, architectural glass, and electro-optical products. We also provide technologies for medical imaging equipment.

         Our customers include semiconductor capital equipment manufacturers, semiconductor device manufacturers, industrial manufacturing companies, medical equipment manufacturers and university, government and industrial research laboratories. For the three months ended March 31, 2004 and the full year ended December 31, 2003, we estimate that approximately 78% and 69% of our net sales, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers.

         The semiconductor capital equipment market experienced a significant downturn from the beginning of 2001 through the third quarter of 2003. As a result, we experienced a significant reduction in demand for products from our semiconductor capital equipment manufacturer and semiconductor device manufacturer customers during this period. In the fourth quarter of 2003 and first quarter of 2004, we experienced a significant increase in orders and shipments. The semiconductor capital equipment industry has been very cyclical, and we cannot determine how long this recent improvement will last.

         A portion of our sales is to operations in international markets. International sales include sales by our foreign subsidiaries, but exclude direct export sales. For the three months ended March 31, 2004 and 2003, international sales accounted for approximately 36% and 41% of net sales, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. There have been no material changes in our critical accounting policies since December 31, 2003. See the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage of total net sales of certain line items included in MKS' consolidated statement of operations data.

                                                    Three months ended
                                                        March 31,
                                                   2004           2003
                                                   ----           ----
Net sales ...................................      100.0%         100.0%
Cost of sales ...............................       59.2           65.1
                                                  ------         ------
Gross profit ................................       40.8           34.9
Research and development ....................       10.8           15.4
Selling, general and administrative .........       15.2           24.5
Amortization of acquired intangible assets...        2.8            5.2
Restructuring charges .......................        0.3             --
                                                  ------         ------
Income (loss) from operations ...............       11.7          (10.2)
Interest income, net ........................        0.2            0.4
                                                  ------         ------
Income (loss) before income taxes ...........       11.9           (9.8)
Provision for income taxes ..................        2.3            0.4
                                                  ------         ------
Net income (loss) ...........................        9.6%         (10.2)%
                                                  ======         ======

         Net Sales. Net sales increased $60.2 million or 82.7% to $133.0 million for the three months ended March 31, 2004 from $72.8 million for the three months ended March 31, 2003. The increase was due mainly to stronger worldwide demand from our semiconductor capital equipment manufacturer and semiconductor device manufacturer customers, which increased $55.3 million or 115% compared to the prior year. International net sales were $48.0 million for the three months ended March 31, 2004 or 36.1% of net sales and $29.7 million for the same period of 2003 or 40.7% of net sales.

         Gross Profit. Gross profit as a percentage of net sales increased to 40.8% for the three months ended March 31, 2004 from 34.9% for the three months ended March 31, 2003. The increase was primarily due to higher overhead absorption from significantly higher net sales.

         Research and Development. Research and development expense increased $3.1 million or 27.6% to $14.3 million or 10.8% of net sales for the three months ended March 31, 2004 from $11.2 million or 15.4% of net sales for the three months ended March 31, 2003. The increase was primarily due to increased compensation expense of $1.3 million as a result of higher staffing levels, restored compensation levels, salary increases and incentive compensation, and $1.0 million of higher project materials.

         Selling, General and Administrative. Selling, general and administrative expenses increased $2.3 million or 13.1% to $20.1 million or 15.2% of net sales for the three months ended March 31, 2004 from $17.8 million or 24.5% of net sales for the three months ended March 31, 2003. The increase was primarily due to higher compensation expense of $1.7 million as a result of restored compensation levels, salary increases, incentive compensation and higher sales commissions, which were partially offset by lower headcount, and a $0.5 million increase in professional fees.

         Amortization of Acquired Intangible Assets. Amortization expense of $3.7 million and $3.8 million for the three months ended March 31, 2004 and 2003, respectively, represents the amortization of the identifiable intangibles resulting from the acquisitions completed by MKS.

         Restructuring Charges. During the first quarter of 2004, we completed our consolidation of acquisitions initiated in 2002 to accelerate product development, rationalize manufacturing operations and reduce operating costs. We recorded restructuring charges of $0.4 million related to lease costs of exited facilities.

         The following table sets forth the activity in the restructuring reserves from December 31, 2003 to March 31, 2004:

                                                           Workforce        Facility
                                                           Reductions    Consolidations      Total
                                                           ----------    --------------      -----
                                                                         (in thousands)
        Balance as of December 31, 2003 ............        $   199         $ 1,831         $ 2,030
        Restructuring provision in first quarter ...             --             437             437
        Charges utilized in first quarter ..........            (15)           (226)           (241)
                                                            -------         -------         -------
        Balance as of March 31, 2004 ...............        $   184         $ 2,042         $ 2,226
                                                            =======         =======         =======

         The remaining accruals for workforce reductions are expected to be paid by the end of 2004. The facilities consolidation charges will be paid over the respective lease terms, the latest of which ends in 2008. The accrual for severance costs and lease payments is recorded in Other accrued expenses and Other liabilities.

         Interest Income, Net. Net interest income of $0.3 million for the three months ended March 31, 2004 remained constant compared to the $0.3 million for the three months ended March 31, 2003.

         Provision for Income Taxes. We recorded a provision for income taxes of $3.2 million for the three months ended March 31, 2004, as compared to a provision of $0.3 million for the three months ended March 31, 2003. During the first quarter of 2004, the U.S. taxable income was offset by U.S. operating loss carryforwards. We did not record a deferred tax benefit from the net operating loss incurred in the three months ended March 31, 2003. The provisions in both years are comprised of tax expense from foreign operations and state taxes.

         As a result of incurring significant operating losses from 2001 through 2003, we determined that it is more likely than not that our deferred tax assets may not be realized, and since the fourth quarter of 2002 have established a full valuation allowance for our net deferred tax assets. If we generate sustained future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed. If the valuation allowance were reversed, a portion would be recorded as a reduction of goodwill, an additional amount would be recorded as an increase to additional paid in capital, and the remainder would be recorded as a reduction to income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and short-term marketable securities totaled $168.1 million at March 31, 2004 compared to $129.2 million at December 31, 2003. This increase is mainly due to our public offering of common stock in the first quarter, which generated net proceeds of approximately $32.5 million.

     Net cash provided by operating activities of $6.7 million for the three months ended March 31, 2004, resulted mainly from net income of $12.7 million, non-cash depreciation and amortization expenses of $6.9 million and an increase in operating liabilities of $23.4 million, partially offset by an increase in operating assets of $36.4 million. The increase in operating assets consisted mainly of an increase in accounts receivable of $21.6 million due to the higher shipments in the first quarter of 2004 as compared to the fourth quarter of 2003, and an increase in inventory of $12.3 million as a result of higher production volumes in the first quarter of 2004 and expected shipments in the second quarter of 2004. The increase in operating liabilities consisted primarily of an increase in accounts payable, accrued expenses and other current liabilities of $14.7 million resulting from increased production activity in the first quarter, as well as an $8.6 million increase in income tax payable consisting mainly of state and foreign taxes payable. Net cash used in operating activities of $0.7 million for the three months ended March 31, 2003 resulted mainly from a net loss of $7.4 million and an increase in accounts receivable of $4.2 million, partially offset by non-cash charges of $7.6 million for depreciation and amortization, an increase in accounts payable of $2.0 million and decreases in other assets of $1.1 million and inventories of $0.8 million.

     Net cash used in investing activities of $24.2 million for the three months ended March 31, 2004 resulted from the net purchases of $20.8 million of available for sale investments mainly from the net proceeds received from our stock offering in the first quarter, and the purchase of property, plant and equipment of $4.2 million for investments in manufacturing test equipment and for consolidation of our IT infrastructure. Net cash used in investing activities of $7.3 million for the three months ended March 31, 2003 consisted mainly of net purchases of short-term and long-term available for sale investments of $5.8 million and purchases of property, plant and equipment of $1.7 million.

     Net cash provided by financing activities of $35.8 million for the three months ended March 31, 2004 consisted primarily of $32.5 million in net proceeds received from our common stock offering, $1.9 million in proceeds from the exercise of stock options and purchases under the employee stock purchase plan, and net proceeds of $1.9 million from short-term borrowings, partially offset by $0.5 million of principal payments on long-term debt. Net cash used in financing activities of $0.9 million for the three months ended March 31, 2003 consisted mainly of $0.5 million in net payments on short-term borrowings and principal payments of $0.4 million on long-term debt.

         We believe that our working capital, together with the cash anticipated to be generated from operations and funds available from existing credit facilities, will be sufficient to satisfy our estimated working capital and planned capital expenditure requirements through at least the next twelve months.

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

         We estimate that approximately 78% of our net sales for the quarter ended March 31, 2004 and 69%, 70% and 64% of our net sales for the years ended December 31, 2003, 2002 and 2001, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers, and we expect that sales to such customers will continue to account for a substantial majority of our sales. Our business depends upon the capital expenditures of semiconductor device manufacturers, which in turn depend upon the demand for semiconductors. Periodic reductions in demand for the products manufactured by semiconductor capital equipment manufacturers and semiconductor device manufacturers may adversely affect our business, financial condition and results of operations. Historically, the semiconductor market has been highly cyclical and has experienced periods of overcapacity, resulting in significantly reduced demand for capital equipment. Most recently, in 2001 and 2002, we experienced a significant reduction in demand from OEM customers, and lower gross margins due to reduced absorption of manufacturing overhead. In addition, many semiconductor manufacturers have operations and customers in Asia, a region that in recent years has experienced serious economic problems including currency devaluations, debt defaults, lack of liquidity and recessions. We cannot be certain that semiconductor downturns will not continue or recur. A decline in the level of orders as a result of any future downturn or slowdown in the semiconductor capital equipment industry could have a material adverse effect on our business, financial condition and results of operations.

OUR QUARTERLY OPERATING RESULTS HAVE VARIED, AND ARE LIKELY TO CONTINUE TO VARY SIGNIFICANTLY. THIS MAY RESULT IN VOLATILITY IN THE MARKET PRICE OF OUR COMMON STOCK.

         A substantial portion of our shipments occurs shortly after an order is received and therefore we operate with a low level of backlog. As a result, a decrease in demand for our products from one or more customers could occur with limited advance notice and could have a material adverse effect on our results of operations in any particular period. A significant percentage of our expenses are relatively fixed and based in part on expectations of future net sales. The inability to adjust spending quickly enough to compensate for any shortfall would magnify the adverse impact of a shortfall in net sales on our results of operations. Factors that could cause fluctuations in our net sales include:

         -    the timing of the receipt of orders from major customers;

         -    shipment delays;

         -    disruption in sources of supply;

         -    seasonal variations of capital spending by customers;

         -    production capacity constraints; and

         -    specific features requested by customers.


         In addition, our quarterly operating results may be adversely affected due to charges incurred in a particular quarter, for example, relating to inventory obsolescence, bad debt or asset impairments.

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

         As a result of our acquisitions, we have added several different decentralized accounting systems, resulting in a complex reporting environment. We expect that we will need to continue to modify our accounting policies, internal controls, procedures and compliance programs to provide consistency across all our operations.

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

         New products designed by semiconductor capital equipment manufacturers typically have a lifespan of five to ten years. Our success depends on our products being designed into new generations of equipment for the semiconductor industry. We must develop products that are technologically current so that they are positioned to be chosen for use in each successive generation of semiconductor capital equipment. If customers do not choose our products, our net sales may be reduced during the lifespan of our customers' products. In addition, we must make a significant capital investment to develop products for our customers well before our products are introduced and before we can be sure that we will recover our capital investment through sales to the customers in significant volume. We are thus also at risk during the development phase that our products may fail to meet our customers' technical or cost requirements and may be replaced by a competitive product or alternative technology solution. If that happens, we may be unable to recover our development costs.

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

UNFAVORABLE CURRENCY EXCHANGE RATE FLUCTUATIONS MAY LEAD TO LOWER GROSS MARGINS, OR MAY CAUSE US TO RAISE PRICES WHICH COULD RESULT IN REDUCED SALES.

         Currency exchange rate fluctuations could have an adverse effect on our net sales and results of operations and we could experience losses with respect to our hedging activities. Unfavorable currency fluctuations could require us to increase prices to foreign customers which could result in lower net sales by us to such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be adversely affected. In addition, most sales made by our foreign subsidiaries are denominated in the currency of the country in which these products are sold and the currency they receive in payment for such sales could be less valuable at the time of receipt as a result of exchange rate fluctuations. We enter into forward exchange contracts and local currency purchased options to reduce currency exposure arising from intercompany sales of inventory. However, we cannot be certain that our efforts will be adequate to protect us against significant currency fluctuations or that such efforts will not expose us to additional exchange rate risks.

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

PROTECTION OF OUR INTELLECTUAL PROPERTY RIGHTS MAY RESULT IN COSTLY LITIGATION.

         Litigation may be necessary in order to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. We have been in the past, and currently are, involved in lawsuits enforcing and defending our intellectual property rights and may be involved in such litigation in the future. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations.

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

CERTAIN STOCKHOLDERS HAVE A SUBSTANTIAL INTEREST IN US AND MAY BE ABLE TO EXERT SUBSTANTIAL INFLUENCE OVER OUR ACTIONS.

         As of January 31, 2004, John R. Bertucci, our Chairman and Chief Executive Officer and certain members of his family, in the aggregate, beneficially owned approximately 18% of our outstanding common stock. As a result, these stockholders, acting together, are able to exert substantial influence over our actions. Pursuant to the acquisition of the ENI Business of Emerson Electric Co. ("Emerson"), we issued approximately 12,000,000 shares of common stock to Emerson and its wholly owned subsidiary, Astec America, Inc. Emerson owned approximately 19% of our outstanding common stock as of January 31, 2004, and James G. Berges, the President and a director of Emerson, is a member of our board of directors. Accordingly, Emerson is able to exert substantial influence over our actions.

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

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Information concerning market risk is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2004. We enter into local currency purchased options and forward exchange contracts to reduce currency exposure arising from intercompany sales of inventory. There were no material changes in our exposure to market risk from December 31, 2003.

         We have performed an analysis to assess the potential financial effect of reasonably possible near-term changes in interest and foreign currency exchange rates. Based upon our analysis, the effect of such rate changes in not expected to be material to our financial condition, results of operations or cash flows.

         ITEM 4.  CONTROLS AND PROCEDURES.

a)       Evaluation of disclosure controls and procedures.

         Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

         While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well designed and administered.

b)       Changes in internal controls.

         There were no changes in our internal control over financial reporting identified in connection with the evaluation of our internal control performed during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

         As a result of recent acquisitions, we have added several different decentralized accounting systems, resulting in a complex reporting environment. We expect that we will need to continue to modify our accounting policies, internal controls, procedures and compliance programs to provide consistency across all of our operations.

PART II       OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS.

         On January 12, 2004, Gas Research Institute ("GRI") brought suit in federal district court in Illinois against us, On-Line Technologies, Inc., which was acquired by us in April 2001, and another defendant for breach of contract, misappropriation of trade secrets and related claims relating to certain infra-red gas analysis technology allegedly developed under a January 1995 Contract for Research and incorporated into certain of our products. GRI has made claims for damages, exemplary damages, attorney's fees and costs and injunctive relief. We are currently evaluating the merits of the claims. We cannot be certain of the outcome of this litigation, but we plan to oppose the claims against us vigorously.

         On April 3, 2003, Advanced Energy Industries, Inc. ("Advanced Energy") filed suit against us in federal district court in Colorado ("Colorado Action"), seeking a declaratory judgment that Advanced Energy's Xstream product does not infringe three patents held by our subsidiary Applied Science and Technology, Inc. ("ASTeX"). On May 14, 2003, we brought suit in federal district court in Delaware against Advanced Energy for infringement of five ASTeX patents, including the three patents at issue in the Colorado Action. We seek injunctive relief and damages for Advanced Energy's infringement. On December 24, 2003, the Colorado court granted our motion to transfer Advanced Energy's Colorado suit to Delaware and on February 9, 2004, the Delaware court denied Advanced Energy's motion to dismiss or transfer our Delaware case back to Colorado. Fact discovery has now closed, and the case is scheduled for trial in July 2004.

         On November 3, 1999, On-Line Technologies, Inc. brought suit in federal district court in Connecticut against Perkin-Elmer, Inc. and certain other defendants for infringement of On-Line's patent related to its FTIR spectrometer product. The suit sought injunctive relief and damages for infringement. Perkin-Elmer, Inc. filed a counterclaim seeking invalidity of the patent, costs, and attorneys' fees. In June 2002, the defendants filed a motion for summary judgment. In April 2003, the court granted the motion and dismissed the case. We have appealed this decision and are awaiting a date for argument in the federal circuit court of appeals.

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
            31.1              Certification of Principal Executive Officer
                              pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the
                              Securities Exchange Act of 1934, as amended

            31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

            32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002

            32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

         On January 7, 2004, the Company filed a Current Report on Form 8-K under Item 12 furnishing a press release announcing that the Company had raised its guidance for the quarter ended December 31, 2003.

         On January 15, 2004, the Company filed a Current Report on Form 8-K for the purpose of filing under Item 5 and Item 7 relating to the effectiveness of the Company's Registration Statements on Form S-3 (File Nos. 333-34450 and 333-109753) and filing the Company's press release announcing the pricing of its common stock offering and filing the purchase agreement with its underwriters in connection with such offering.

         On January 15, 2004, the Company filed a Current Report on Form 8-K under Item 5 disclosing that Gas Research Institute had brought suit in federal district court in Illinois against the Company, On-Line Technologies, Inc. and another defendant.

         On February 3, 2004, the Company filed a Current Report on Form 8-K under Item 12 furnishing a press release announcing its financial results for the quarter ended and year ended December 31, 2003.




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      MKS INSTRUMENTS, INC.


May  5, 2004                     By:  /s/ Ronald C. Weigner
                                      ------------------------------------------
                                      Ronald C. Weigner
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)