Form 10-Q
period 2004-06-30
MKS INSTRUMENTS INC
filed 2004-08-09
CIK 1049502

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

      (MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       or

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

Number of shares outstanding of the issuer's common stock as of July 27, 2004:
53,599,846

                              MKS INSTRUMENTS, INC.
                                    FORM 10-Q
                                      INDEX


PART I            FINANCIAL INFORMATION

         ITEM 1.           FINANCIAL STATEMENTS.

                           Consolidated Balance Sheets  -
                           June 30, 2004 and December 31, 2003

                           Consolidated Statements of Operations   -
                           Three and six months ended June 30, 2004 and 2003

                           Consolidated Statements of Cash Flows -
                           Six months ended June 30, 2004 and 2003

                           Notes to Consolidated Financial Statements

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                           RISK.

         ITEM 4.           CONTROLS AND PROCEDURES.

PART II           OTHER INFORMATION

         ITEM 1.           LEGAL PROCEEDINGS.

         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

PART I.           FINANCIAL INFORMATION

         ITEM 1.           FINANCIAL STATEMENTS.

                              MKS INSTRUMENTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                      June 30, 2004     December 31, 2003
                                                                      -------------     -----------------
                                                                       (Unaudited)
                                     ASSETS

Current assets:
    Cash and cash equivalents ................................          $117,540             $ 74,660
    Short-term investments ...................................            72,573               54,518
    Trade accounts receivable, net ...........................            89,251               65,454
    Inventories ..............................................           105,681               82,013
    Other current assets .....................................             9,286                5,631
                                                                        --------             --------
        Total current assets .................................           394,331              282,276

    Long-term investments ....................................             8,865               13,625
    Property, plant and equipment, net .......................            78,003               76,121
    Goodwill, net ............................................           259,818              259,924
    Acquired intangible assets, net ..........................            48,732               56,192
    Other assets .............................................             4,075                4,724
                                                                        --------             --------
        Total assets .........................................          $793,824             $692,862
                                                                        ========             ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term borrowings ....................................          $ 21,932             $ 17,736
    Current portion of long-term debt ........................             2,134                2,460
    Accounts payable .........................................            31,003               25,302
    Accrued compensation .....................................            12,484                7,711
    Income taxes payable .....................................            12,324                   --
    Other accrued expenses ...................................            23,519               18,599
                                                                        --------             --------
        Total current liabilities ............................           103,396               71,808

Long-term debt ...............................................             7,477                8,924
Other liabilities ............................................             4,047                3,820
Commitments and contingencies (Note 10)

Stockholders' equity:
    Preferred Stock, $0.01 par value, 2,000,000 shares
        authorized; none issued and outstanding ..............                --                   --
    Common Stock, no par value, 200,000,000 shares authorized;
        53,596,907 and 52,040,019 issued and outstanding at
        June 30, 2004 and December 31, 2003, respectively ....               113                  113
    Additional paid-in capital ...............................           624,347              587,910
    Retained earnings ........................................            45,812               12,238
    Accumulated other comprehensive income ...................             8,632                8,049
                                                                        --------             --------
        Total stockholders' equity ...........................           678,904              608,310
                                                                        --------             --------
        Total liabilities and stockholders' equity ...........          $793,824             $692,862
                                                                        ========             ========

         The accompanying notes are an integral part of the consolidated financial statements.

                              MKS INSTRUMENTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                              Three Months Ended            Six Months Ended
                                                                   June 30,                     June 30,
                                                             2004           2003           2004          2003
                                                           ---------     ---------      ---------     ---------

Net sales ..........................................       $ 151,585     $  81,168      $ 284,570     $ 153,945
Cost of sales ......................................          90,192        53,723        168,948       101,094
                                                           ---------     ---------      ---------     ---------
Gross profit .......................................          61,393        27,445        115,622        52,851

Research and development ...........................          14,620        11,453         28,956        22,685
Selling, general and administrative ................          22,661        17,459         42,813        35,278
Amortization of acquired intangible assets .........           3,691         3,617          7,384         7,395
Restructuring, asset impairment and other charges ..              --           304            437           304
                                                           ---------     ---------      ---------     ---------
Income (loss) from operations ......................          20,421        (5,388)        36,032       (12,811)
Interest expense ...................................             132           259            284           547
Interest income ....................................             458           541            882         1,109
Other income .......................................           5,402            --          5,402            --
                                                           ---------     ---------      ---------     ---------
Income (loss) before income taxes ..................          26,149        (5,106)        42,032       (12,249)
Provision for income taxes .........................           5,281           364          8,458           651
                                                           ---------     ---------      ---------     ---------
Net income (loss) ..................................       $  20,868     $  (5,470)     $  33,574     $ (12,900)
                                                           =========     =========      =========     =========

Net income (loss) per share:
     Basic .........................................       $    0.39     $   (0.11)     $    0.63     $   (0.25)
                                                           =========     =========      =========     =========
     Diluted .......................................       $    0.38     $   (0.11)     $    0.61     $   (0.25)
                                                           =========     =========      =========     =========

Weighted average common shares outstanding:
     Basic .........................................          53,540        51,419         53,398        51,399
                                                           =========     =========      =========     =========
     Diluted .......................................          54,967        51,419         55,026        51,399
                                                           =========     =========      =========     =========

         The accompanying notes are an integral part of the consolidated financial statements.

                              MKS INSTRUMENTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                                  Six Months Ended
                                                                                                       June 30,
                                                                                                 2004           2003
                                                                                               ---------      ---------
Cash flows from operating activities:
    Net income (loss) ....................................................................     $  33,574      $ (12,900)
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
       operating activities:
         Depreciation and amortization ...................................................        13,900         14,971
         Gain on collection of a note receivable .........................................        (5,042)            --
         Gain on the sale of assets ......................................................          (371)            --
         Other ...........................................................................           290            (71)
         Changes in operating assets and liabilities:
             Trade accounts receivable ...................................................       (24,257)        (5,028)
             Inventories .................................................................       (23,904)          (984)
             Other current assets ........................................................        (3,655)          (393)
             Accrued expenses and other current liabilities ..............................        11,265         (3,178)
             Accounts payable ............................................................         5,712          2,714
             Income taxes payable ........................................................        12,343            172
                                                                                               ---------      ---------
    Net cash provided by (used in) operating activities ..................................        19,855         (4,697)
                                                                                               ---------      ---------

    Cash flows from investing activities:
        Purchases of short-term and long-term available for sale investments .............       (61,722)       (42,347)
        Maturities and sales of short-term and long-term available for sale investments ..        48,510         31,345
        Purchases of property, plant and equipment .......................................        (9,189)        (3,002)
        Proceeds from sale of property, plant and equipment ..............................         1,202             --
        Proceeds from collection of a note receivable ....................................         5,042             --
        Other ............................................................................           750            422
                                                                                               ---------      ---------
    Net cash used in investing activities ................................................       (15,407)       (13,582)
                                                                                               ---------      ---------

    Cash flows from financing activities:
        Proceeds from short-term borrowings ..............................................        46,271         23,517
        Payments on short-term borrowings ................................................       (41,644)       (24,734)
        Principal payments on long-term debt .............................................        (1,778)        (3,555)
        Proceeds from issuance of common stock, net of issuance costs ....................        32,550             --
        Proceeds from exercise of stock options and employee stock purchase plan .........         3,887          1,364
                                                                                               ---------      ---------
    Net cash provided by (used in) financing activities ..................................        39,286         (3,408)
                                                                                               ---------      ---------
    Effect of exchange rate changes on cash and cash equivalents .........................          (854)         1,357
                                                                                               ---------      ---------
    Increase (decrease) in cash and cash equivalents .....................................        42,880        (20,330)
    Cash and cash equivalents at beginning of period .....................................        74,660         88,820
                                                                                               ---------      ---------
    Cash and cash equivalents at end of period ...........................................     $ 117,540      $  68,490
                                                                                               =========      =========

         The accompanying notes are an integral part of the consolidated financial statements.

                              MKS INSTRUMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Tables in thousands, except per share data)

1)       Basis of Presentation

         The terms "MKS" and the "Company" refer to MKS Instruments, Inc. and its subsidiaries. The interim financial data as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 is unaudited; however, in the opinion of MKS, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the December 31, 2003 audited consolidated financial statements and notes thereto included in the MKS Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2004.

         The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accounts receivable, inventory, intangible assets, goodwill, other long-lived assets, income taxes, deferred tax valuation allowance, and investments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

                                                                        Three Months Ended            Six Months Ended
                                                                             June 30,                     June 30,
                                                                       2004           2003           2004           2003
                                                                      -------       --------      ----------     ----------
         Net income (loss):
              Net income (loss) as reported ..................        $20,868       $ (5,470)     $   33,574     $  (12,900)
              Deduct:  Total stock-based employee compensation
                expense determined under the fair-value-based
                method for all awards, net of tax ............         (5,876)        (5,138)        (11,950)       (10,040)
                                                                      -------       --------      ----------     ----------
              Pro forma net income (loss) ....................        $14,992       $(10,608)     $   21,624     $  (22,940)
                                                                      =======       ========      ==========     ==========
         Basic net income (loss) per share:

              Net income (loss) as reported ..................        $  0.39       $  (0.11)     $     0.63     $    (0.25)
                                                                      =======       ========      ==========     ==========
              Pro forma net income (loss) ....................        $  0.28       $  (0.21)     $     0.40     $    (0.45)
                                                                      =======       ========      ==========     ==========
         Diluted net income (loss) per share:

              Net income (loss) as reported ..................        $  0.38       $  (0.11)     $     0.61     $    (0.25)
                                                                      =======       ========      ==========     ==========
              Pro forma net income (loss) ....................        $  0.27       $  (0.21)     $     0.39     $    (0.45)
                                                                      =======       ========      ==========     ==========

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

         There is no tax benefit included in the stock-based employee compensation expense determined under the fair-value-based method for the three and six months ended June 30, 2004 and 2003, respectively, as the Company established a full valuation allowance for its net deferred tax assets.

3)       Goodwill and Intangible Assets

         Intangible Assets

         Acquired amortizable intangible assets consisted of the following as of June 30, 2004:

                                                           Gross                          Net
                                                          Carrying     Accumulated     Carrying
                                                           Amount      Amortization     Amount
                                                           ------      ------------     ------
         Completed technology .......................     $ 72,484       $(33,812)     $ 38,672
         Customer relationships .....................        6,640         (3,122)        3,518
         Patents, trademarks, tradenames and other ..       12,394         (5,852)        6,542
                                                          --------       --------      --------
                                                          $ 91,518       $(42,786)     $ 48,732
                                                          ========       ========      ========

         Acquired amortizable intangible assets consisted of the following as of December 31, 2003:

                                                           Gross                          Net
                                                          Carrying     Accumulated     Carrying
                                                           Amount      Amortization     Amount
                                                           ------      ------------     ------
         Completed technology .......................     $ 72,563       $(27,654)     $ 44,909
         Customer relationships .....................        6,640         (2,663)        3,977
         Patents, trademarks, tradenames and other ..       12,394         (5,088)        7,306
                                                          --------       --------      --------
                                                          $ 91,597       $(35,405)     $ 56,192
                                                          ========       ========      ========

         Aggregate amortization expense related to acquired intangibles for the three and six months ended June 30, 2004 was $3,691,000 and $7,384,000, respectively. Aggregate amortization expense related to acquired intangibles for the three and six months ended June 30, 2003 was $3,617,000 and $7,395,000, respectively. Estimated amortization expense related to acquired intangibles for the remainder of 2004 and each of the four succeeding fiscal years is as follows:

                                   Year          Amount
                                   ----          ------
                                   2004          $ 7,382
                                   2005           13,864
                                   2006           11,763
                                   2007           11,129
                                   2008            2,759

         Goodwill

         The change in the carrying amount of goodwill during the three and six months ended June 30, 2004 was not material.

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

4)       Net Income (Loss) Per Share

         The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                                          Three Months Ended              Six Months Ended
                                                                               June 30,                       June 30,
                                                                          2004           2003            2004         2003
                                                                       ----------     ----------      ----------     --------
         Numerator
              Net income (loss) ..................................     $   20,868     $   (5,470)     $   33,574     $(12,900)
                                                                       ==========     ==========      ==========     ========
         Denominator
            Shares used in net loss per common share - basic .....         53,540         51,419          53,398       51,399
            Effect of dilutive securities:
                 Stock options and employee stock purchase plan ..          1,427             --           1,628           --
                                                                       ==========     ==========      ==========     ========
            Shares used in net income (loss) per common share -
              diluted ............................................         54,967         51,419          55,026       51,399
                                                                       ==========     ==========      ==========     ========
         Net income (loss) per common share
               Basic .............................................     $     0.39     $    (0.11)     $     0.63     $  (0.25)
                                                                       ==========     ==========      ==========     ========
               Diluted ...........................................     $     0.38     $    (0.11)     $     0.61     $  (0.25)
                                                                       ==========     ==========      ==========     ========

         For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price greater than the average market price of the common shares, as the effect would be anti-dilutive. All options outstanding during the three and six months ended June 30, 2003 are excluded from the calculation of diluted net loss per common share because their inclusion would be anti-dilutive. There were options to purchase approximately 8,862,000 and 8,218,000 shares of the Company's common stock outstanding as of June 30, 2004 and 2003, respectively.

5)       Cash and Cash Equivalents and Investments

         All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents.

         Cash and cash equivalents consists of the following:

                                                                     June 30,     December 31,
                                                                       2004           2003
                                                                     --------       --------
         Cash and money market instruments .....................     $ 73,764       $ 60,869
         Commercial paper ......................................       40,897         12,645
         Federal government and government agency obligations ..        2,879            876
         Corporate obligations .................................           --            270
                                                                     --------       --------
                                                                     $117,540       $ 74,660
                                                                     ========       ========

         The fair value of short-term available-for-sale investments maturing within one year consists of the following:

                                                                    June 30,      December 31,
                                                                      2004           2003
                                                                     -------        -------
         Federal government and government agency obligations ..     $58,420        $41,566
         Commercial paper ......................................       1,953         10,449
         Corporate obligations .................................      12,200          2,503
                                                                     -------        -------
                                                                     $72,573        $54,518
                                                                     =======        =======

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

         The fair value of long-term available-for-sale investments with maturities greater than 1 year consists of the following:

                                                                     June 30,     December 31,
                                                                       2004          2003
                                                                     -------       -------
         Corporate obligations .................................     $ 5,625       $ 5,499
         Federal government and government agency obligations ..       3,240         4,807
         Commercial paper ......................................          --         3,319
                                                                     -------       -------
                                                                     $ 8,865       $13,625
                                                                     =======       =======

         The appropriate classification of investments in securities is determined at the time of purchase. Debt securities that the Company does not have the intent and ability to hold to maturity are classified as "available-for-sale" and are carried at fair value. Unrealized gains and losses on securities classified as available-for-sale are included in accumulated other comprehensive income in consolidated stockholders' equity. Gross unrealized gains and gross unrealized losses on available-for-sale investments were not material at June 30, 2004 and December 31, 2003.

6)       Inventories

         Inventories consist of the following:

                                              June 30,       December 31,
                                                2004             2003
                                              --------         --------
         Raw material ...............         $ 45,274         $ 36,834
         Work in process ............           24,017           15,786
         Finished goods .............           36,390           29,393
                                              --------         --------
                                              $105,681         $ 82,013
                                              ========         ========

7)       Stockholders' Equity

                                                                        Three Months Ended           Six Months Ended
                                                                             June 30,                    June 30,
                                                                        2004          2003          2004          2003
                                                                      --------      --------      --------      --------
         Net income (loss) ......................................     $ 20,868      $ (5,470)     $ 33,574      $(12,900)
         Other comprehensive income, net of taxes of $0:
             Changes in value of financial instruments designated
               as hedges of currency ............................        1,398           258         1,908           161
             Foreign currency translation adjustment ............       (1,406)        1,455        (1,352)        2,225
             Unrealized gain (loss) on investments ..............            1           (13)           27           (12)
                                                                      --------      --------      --------      --------
         Other comprehensive income (loss), net of taxes ........           (7)        1,700           583         2,374
                                                                      --------      --------      --------      --------
         Total comprehensive income (loss) ......................     $ 20,861      $ (3,770)     $ 34,157      $(10,526)
                                                                      ========      ========      ========      ========

         Common Stock Offering

         On January 21, 2004, the Company issued 1,142,857 shares of its common stock at $26.25 per share through a public offering. Proceeds of the offering, net of underwriters' discount and offering expenses, were approximately $28,252,000. On January 23, 2004, the underwriters exercised their over-allotment option and therefore, the Company issued an additional 171,429 shares of its common stock, which generated net proceeds of approximately $4,298,000.

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

8)       Income Taxes

         The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company evaluates the realizability of its net deferred tax assets and assesses the need for a valuation allowance on a quarterly basis. The future benefit to be derived from its deferred tax assets is dependent upon its ability to generate sufficient future taxable income to realize the assets. The Company records a valuation allowance to reduce its net deferred tax assets to the amount that may be more likely than not to be realized. To the extent the Company establishes a valuation allowance, an expense will be recorded within the provision for income taxes line on the consolidated statements of operations.

         As a result of incurring significant operating losses from 2001 through 2003, the Company determined that it is more likely than not that its deferred tax assets may not be realized. During the fourth quarter of 2002, the Company established a full valuation allowance for its net deferred tax assets. At June 30, 2004 and December 31, 2003, the Company continued to believe that it is more likely than not that all of its deferred tax assets may not be realized. If the Company generates sustained future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed. If the valuation allowance were reversed, a portion would be recorded as a reduction of goodwill, an additional amount would be recorded as an increase to additional paid in capital and the remainder would be recorded as a reduction to income tax expense. During the three and six months ended June 30, 2004, the Company's estimated U.S. federal tax liability has been offset by the benefit from U.S. net operating loss carryforwards. The tax rate for the three and six months ended June 30, 2004 differs from the U.S. statutory rate primarily due to the release of the valuation allowance associated with the utilization of the prior federal net operating loss.

9)       Segment Information and Significant Customer

         The Company operates in one segment for the development, manufacturing, sales and servicing of instruments, components, subsystems and process control solutions that measure, control, power and monitor critical parameters of semiconductor and other advanced manufacturing processes. The Company's chief decision-maker reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.

         Information about the Company's operations in different geographic regions is presented in the tables below. Net sales to unaffiliated customers are based on the location in which the sale originated. Transfers between geographic areas are at negotiated transfer prices and have been eliminated from consolidated net sales.

                                    Three Months Ended        Six Months Ended
                                         June 30,                 June 30,
                                    2004         2003         2004         2003
                                  --------     --------     --------     --------
         Geographic net sales
            United States ...     $102,943     $ 47,813     $187,919     $ 90,938
            Japan ...........       21,443       11,962       42,798       25,355
            Europe ..........       13,542       10,851       25,063       20,187
            Asia ............       13,657       10,542       28,790       17,465
                                  --------     --------     --------     --------
                                  $151,585     $ 81,168     $284,570     $153,945
                                  ========     ========     ========     ========

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

                                                June 30,       December 31,
                                                  2004            2003
                                                -------         -------
         Long-lived assets:
             United States ............         $68,165         $65,977
             Japan ....................           5,791           5,978
             Europe ...................           4,778           5,541
             Asia .....................           3,344           3,349
                                                -------         -------
                                                $82,078         $80,845
                                                =======         =======

         The Company had one customer comprising 22% and 18% of net sales for the three months ended June 30, 2004 and 2003, respectively, and 21% and 17% for the six months ended June 30, 2004 and 2003, respectively.

10)      Commitments and Contingencies

         On July 12, 2004, Advanced Energy Industries, Inc. ("Advanced Energy") filed suit against MKS in federal district court in Delaware, seeking injunctive relief and damages for alleged infringement of a patent held by Advanced Energy. The Company is currently evaluating the merits of the claim. The Company cannot be certain of the outcome of this litigation, but does plan to oppose the claims vigorously.

         On January 12, 2004, Gas Research Institute ("GRI") brought suit in federal district court in Illinois against the Company, On-Line Technologies, Inc. ("On-Line") which we acquired in 2001, and another defendant, Advanced Fuel Research, Inc. ("AFR"), for breach of contract, misappropriation of trade secrets and related claims relating to certain infra-red gas analysis technology allegedly developed under a January 1995 Contract for Research between GRI and AFR. The technology is alleged to have been incorporated into certain of the Company's products. GRI has made claims for damages, exemplary damages, attorney's fees and costs and injunctive relief. The Company has filed an answer, denying liability and asserting various defenses to GRI's claims. The Company has also asserted a cross-claim against co-defendant AFR, alleging misrepresentation, breach of contract and breach of various duties owed by AFR, and alleging that in the event the Company and On-Line are held liable to GRI, AFR would be required to reimburse, indemnify, and hold harmless On-Line and the Company for any such liability. AFR has filed a motion to dismiss the action for lack of personal jurisdiction or, in the alternative, to transfer the case to another federal court, which motion is pending. The case is in its initial stages and the Company is unable to predict its outcome.

         On April 3, 2003, Advanced Energy filed suit against MKS in federal district court in Colorado ("Colorado Action"), seeking a declaratory judgment that Advanced Energy's Xstream product does not infringe three patents held by the Company's subsidiary Applied Science and Technology, Inc. ("ASTeX"). On May 14, 2003, MKS brought suit in federal district court in Delaware against Advanced Energy for infringement of five ASTeX patents, including the three patents at issue in the Colorado Action. The Company sought injunctive relief and damages for Advanced Energy's infringement. On December 24, 2003, the Colorado court granted the Company's motion to transfer Advanced Energy's Colorado Action to Delaware. In connection with the jury trial, the parties agreed to present the jury with representative claims from three of the five ASTeX patents. On July 23, 2004, the jury found that Advanced Energy infringed all three patents. The Company has filed a motion for a permanent injunction, which is pending before the court. The parties are awaiting the court to set a trial date with respect to damages.

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

         On November 3, 1999, On-Line brought suit in federal district court in Connecticut against Perkin-Elmer, Inc. and certain other defendants for infringement of On-Line's patent related to its FTIR spectrometer product. The suit sought injunctive relief and damages for infringement. Perkin-Elmer, Inc. filed a counterclaim seeking invalidity of the patent, costs, and attorneys' fees. In June 2002, the defendants filed a motion for summary judgment. In April 2003, the court granted the motion and dismissed the case. On August 5, 2004, we argued our appeal of this decision before the federal circuit court of appeals and are awaiting a decision.

         The Company is subject to other legal proceedings and claims, which have arisen in the ordinary course of business.

         In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's results of operations, financial condition or cash flows.

11)      Restructuring, Asset Impairment and Other Charges

         During the first quarter of 2004, the Company completed its consolidation of acquisitions, which was initiated in 2002 to accelerate product development, rationalize manufacturing operations and reduce operating costs. The Company recorded restructuring charges of $437,000 related to lease costs of exited facilities.

         During the three months ended June 30, 2003, the Company recorded restructuring, asset impairment and other charges of $304,000 related to the consolidation of previous acquisitions. The charges consisted of $112,000 of severance costs related to workforce reductions, an asset impairment charge of $92,000 primarily for assets to be disposed and $100,000 of professional fees related to the consolidation.

         The following table sets forth the activity in the restructuring accruals from December 31, 2003 to June 30, 2004:

                                                      Workforce         Facility
                                                      Reductions     Consolidations     Total
                                                      ----------     --------------     -----
         Balance as of December 31, 2003 ........      $   199          $ 1,831        $ 2,030
         Restructuring provision in
            first quarter .......................           --              437            437
         Charges utilized in first quarter ......          (15)            (226)          (241)
                                                       -------          -------        -------
         Balance as of March 31, 2004 ...........          184            2,042          2,226
         Charges utilized in second quarter .....          (95)            (276)          (371)
                                                       -------          -------        -------
         Balance as of June 30, 2004 ............      $    89          $ 1,766        $ 1,855
                                                       =======          =======        =======

         The remaining accruals for workforce reductions are expected to be paid by the end of 2004. The facilities consolidation charges will be paid over the respective lease terms, the latest of which ends in 2008. The accruals for severance costs and lease payments is recorded in Other accrued expenses and Other liabilities in the consolidated balance sheets.

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

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

         Product warranty activity for the six months ended June 30 was as follows:

                                                                         2004         2003
                                                                        -------      -------
         Balance at beginning of year .............................     $ 5,804      $ 6,921
         Provisions for product warranties during the period ......       4,509        1,064
         Direct charges to the warranty liability during
            the period ............................................      (2,726)      (1,839)
                                                                        -------      -------
         Balance as of June 30 ....................................     $ 7,587      $ 6,146
                                                                        =======      =======

13)      Other Income

         During the second quarter of 2004, the Company received $5,042,000 related to the collection of a note receivable that had been written off in the third quarter of 2002. This amount was recorded as a gain and included in Other income in the consolidated statements of operations for the three and six months ended June 30, 2004, respectively.

                              MKS INSTRUMENTS, INC.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         We believe that this Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of The Private Securities Litigation Reform Act of 1995. When used herein, the words "believes," "anticipates," "plans," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect management's current opinions and are subject to certain risks and uncertainties that could cause results to differ materially from those stated or implied. We assume no obligation to update this information. Risks and uncertainties include, but are not limited to, those discussed in the section in this Report entitled "Factors That May Affect Future Results."

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

         Our customers include semiconductor capital equipment manufacturers, semiconductor device manufacturers, industrial manufacturing companies, medical equipment manufacturers and university, government and industrial research laboratories. For the six months ended June 30, 2004 and the full year ended December 31, 2003, we estimate that approximately 79% and 69% of our net sales, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers.

         During the latter half of 2003 and continuing into 2004, the semiconductor capital equipment market experienced a market upturn after almost a three-year downturn. Starting in the fourth quarter of 2003, we have experienced an increase in orders and shipments and as a result, have returned to profitability. The semiconductor capital equipment industry has been very cyclical, and we cannot determine how long this recent improvement will last.

         A portion of our sales is to operations in international markets. International sales include sales by our foreign subsidiaries, but exclude direct export sales. For the six months ended June 30, 2004 and full year ended December 31, 2003, international sales accounted for approximately 34% and 41% of net sales, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. There have been no material changes in our critical accounting policies since December 31, 2003. See the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage of total net sales of certain line items included in MKS' consolidated statements of operations data.

                                                      Three Months Ended       Six Months Ended
                                                           June 30,                 June 30,
                                                       2004        2003         2004        2003
                                                      ------      ------       ------      ------
Net sales .......................................      100.0%      100.0%       100.0%      100.0%
Cost of sales ...................................       59.5        66.2         59.4        65.7
                                                      ------      ------       ------      ------
Gross profit ....................................       40.5        33.8         40.6        34.3
Research and development ........................        9.6        14.1         10.2        14.7
Selling, general and administrative .............       15.0        21.5         15.0        22.9
Amortization of acquired intangible assets ......        2.4         4.4          2.6         4.8
Restructuring, asset impairment and
   other charges ................................         --         0.4          0.1         0.2
                                                      ------      ------       ------      ------
Income (loss) from operations ...................       13.5        (6.6)        12.7        (8.3)
Interest income, net ............................        0.2         0.3          0.2         0.3
Other income (expense), net .....................        3.6          --          1.9          --
                                                      ------      ------       ------      ------
Income (loss) before income taxes ...............       17.3        (6.3)        14.8        (8.0)
Provision for income taxes ......................        3.5         0.4          3.0         0.4
                                                      ------      ------       ------      ------
Net income (loss) ...............................       13.8%       (6.7)%       11.8%       (8.4)%
                                                      ======      ======       ======      ======

         Net Sales. Net sales for the three months ended June 30, 2004 increased $70.4 million or 87% to $151.6 million from $81.2 million for the three months ended June 30, 2003. The increase was due mainly to stronger worldwide demand from our semiconductor capital equipment manufacturer and semiconductor device manufacturer customers, which increased $67.4 million or 127% compared to the prior year. International net sales were $48.6 million for the three months ended June 30, 2004 or 32.1% of net sales compared to $33.4 million for the same period of 2003 or 41.1% of net sales.

         Net sales for the six months ended June 30, 2004 increased $130.6 million or 85% to $284.6 million from $153.9 million for the six months ended June 30, 2003. The increase was due mainly to stronger worldwide demand from our semiconductor capital equipment manufacturer and semiconductor device manufacturer customers, which increased $122.7 million or 121% compared to the prior year. International net sales were $96.7 million for the six months ended June 30, 2004 or 34.0% of net sales compared to $63.0 million for the same period of 2003 or 40.9% of net sales.

         Gross Profit. Gross profit as a percentage of net sales increased to 40.5% for the three months ended June 30, 2004 from 33.8% for the three months ended June 30, 2003. The increase was mainly due to overhead being a lower percentage of net sales. In addition, the gross profit for the three months ended June 30, 2004 was positively impacted by approximately $1.0 million from the sale of inventory previously deemed excess and written down to net realizable value, and negatively impacted by $2.1 million of increased warranty charges.

         For the six months ended June 30, 2004 gross profit increased to 40.6% from 34.3% for the six months ended June 30, 2003. The increase was mainly due to overhead being a lower percentage of net sales. In addition, gross profit for the six months ended June 30, 2004 was positively impacted by approximately $1.3 million from the sale of inventory previously deemed excess and written down to net realizable value, and negatively impacted by $3.4 million of increased warranty charges.

         Research and Development. Research and development expense for the three months ended June 30, 2004 increased $3.2 million or 28% to $14.6 million or 9.6% of net sales from $11.5 million or 14.1% of net sales for the three months ended June 30, 2003. The increase was primarily due to increased compensation expense of $1.6 million as a result of higher staffing levels, restored compensation levels, salary increases and incentive compensation and $1.1 million of higher project material expenses.

         Research and development expense for the six months ended June 30, 2004 increased $6.3 million or 27.6% to $29.0 million or 10.2% of net sales from $22.7 million or 14.7% of net sales for the six months ended June 30, 2003. The increase was primarily due to increased compensation expense of $3.2 million as a result of higher staffing levels, restored compensation levels, salary increases and incentive compensation, $2.2 million of higher project material expenses and $0.6 million of increased consulting costs.

         Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 30, 2004 increased $5.2 million or 29.8% to $22.7 million or 14.9% of net sales from $17.5 million or 21.5% of net sales for the three months ended June 30, 2003. The increase was primarily due to higher compensation expense of $2.1 million as a result of restored compensation levels, salary increases, incentive compensation and higher sales commissions, $1.4 million related to foreign exchange, $0.4 million increase in advertising and promotional expenses and a $0.4 million increase in professional fees.

         Selling, general and administrative expenses for the six months ended June 30, 2004 increased $7.5 million or 21.4% to $42.8 million or 15.0% of net sales from $35.3 million or 22.9% of net sales for the six months ended June 30, 2003. The increase was primarily due to higher compensation expense of $4.6 million as a result of restored compensation levels, salary increases, incentive compensation and higher sales commissions, $1.1 million increase in professional fees and a $0.5 million increase in advertising and promotional expenses.

         Amortization of Acquired Intangible Assets. Amortization expense of $3.7 million and $7.4 million for the three and six months ended June 30, 2004, respectively, represents the amortization of the identifiable intangibles resulting from our completed acquisitions. Amortization of identifiable intangibles was $3.6 million and $7.4 million for the three and six months ended June 30, 2003, respectively.

         Restructuring, Asset Impairment and Other Charges. During the first quarter of 2004, we completed our consolidation of acquisitions, which was initiated in 2002 to accelerate product development, rationalize manufacturing operations and reduce operating costs. We recorded restructuring charges of $0.4 million related to lease costs of exited facilities. There were no restructuring charges during the second quarter of 2004.

         During the three months ended June 30, 2003, we recorded restructuring, asset impairment and other charges of $0.3 million related to the consolidation of previous acquisitions. The charges consisted of $0.1 million of severance costs related to workforce reductions, an asset impairment charge of $0.1 million primarily for assets to be disposed and $0.1 million of professional fees related to the consolidation.

         The following table sets forth the activity in the restructuring accruals from December 31, 2003 to June 30, 2004:

                                                      Workforce         Facility
                                                      Reductions     Consolidations     Total
                                                      ----------     --------------     -----
                                                                     (in thousands)
         Balance as of December 31, 2003 ........      $   199          $ 1,831        $ 2,030
         Restructuring provision in
            first quarter .......................           --              437            437
         Charges utilized in first quarter ......          (15)            (226)          (241)
                                                       -------          -------        -------
         Balance as of March 31, 2004 ...........          184            2,042          2,226
         Charges utilized in second quarter .....          (95)            (276)          (371)
                                                       -------          -------        -------
         Balance as of June 30, 2004 ............      $    89          $ 1,766        $ 1,855
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

         Interest Income, Net. During the three and six months ended June 30, 2004, the Company generated net interest income of $0.3 million and $0.6 million, respectively, which are comparable to the $0.3 million and $0.6 million for the three and six months ended June 30, 2003, respectively.

         Other Income. Other income of $5.4 million for the three and six months ended June 30, 2004, consisted primarily of a gain of $5.0 million related to the collection of a note receivable that was written off in 2002.

         Provision for Income Taxes. As a result of incurring significant operating losses from 2001 through 2003, we determined that it is more likely than not that our deferred tax assets may not be realized, and since the fourth quarter of 2002 have established a full valuation allowance for our net deferred tax assets. If we generate sustained future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed. If the valuation allowance were reversed, a portion would be recorded as a reduction of goodwill, an additional amount would be recorded as an increase to additional paid in capital, and the remainder would be recorded as a reduction to income tax expense.

         We recorded a provision for income taxes of $5.3 million and $8.5 million for the three and six months ended June 30, 2004, respectively, as compared to a provision of $0.4 million and $0.7 million for the three and six months ended June 30, 2003, respectively. During the three and six months ended June 30, 2004, our estimated U.S. federal tax liability has been offset by the benefit from U.S. net operating loss carryforwards. The tax rate for the three and six months ended June 30, 2004 differs from the U.S. statutory rate primarily due to the release of the valuation allowance associated with the utilization of the prior federal net operating loss.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and short-term marketable securities totaled $190.1 million at June 30, 2004 compared to $129.2 million at December 31, 2003. This increase is mainly due to net proceeds of approximately $32.6 million from our public offering of common stock in the first quarter of 2004 and $19.9 million of cash generated from operations during the six months ended June 30, 2004.

     Net cash provided by operating activities of $19.9 million for the six months ended June 30, 2004, resulted mainly from net income of $33.6 million, non-cash depreciation and amortization expenses of $13.9 million and an increase in operating liabilities of $29.3 million, partially offset by an increase in operating assets of $51.8 million and a $5.0 million gain related to the collection of a previously written off note receivable. The increase in operating assets consisted mainly of an increase in accounts receivable of $24.3 million due to the higher shipments in the second quarter of 2004 as compared to the fourth quarter of 2003, and an increase in inventory of $23.9 million as a result of higher production volumes in 2004. The increase in operating liabilities consisted primarily of an increase in accrued expenses and other current liabilities of $11.3 million resulting mainly from increased accrued compensation, warranty reserves and non-income related tax accruals, as well as a $12.3 million increase in income tax payable. Net cash used in operating activities of $4.7 million for the six months ended June 30, 2003 resulted mainly from a net loss of $12.9 million, an increase in accounts receivable of $5.0 million and inventory of $1.0 million and a decrease in accrued expenses of $3.2 million, partially offset by non-cash charges of $15.0 million for depreciation and amortization and an increase in accounts payable of $2.7 million.

     Net cash used in investing activities of $15.4 million for the six months ended June 30, 2004 resulted from the net purchases of $13.2 million of available for sale investments mainly from the net proceeds received from our stock offering in the first quarter, and the purchase of property, plant and equipment of $9.2 million for investments in manufacturing equipment and for consolidation of our IT infrastructure, partially offset by proceeds of $5.0 million received from the collection of a note receivable that was previously written off. Net cash used in investing activities of $13.6 million for the six months ended June 30, 2003 consisted mainly of net purchases of short-term and long-term available for sale investments of $11.0 million and purchases of property, plant and equipment of $3.0 million.

     Net cash provided by financing activities of $39.3 million for the six months ended June 30, 2004 consisted primarily of $32.6 million in net proceeds received from our common stock offering, $3.9 million in proceeds from the exercise of stock options and purchases under the employee stock purchase plan, and net proceeds of $4.6 million from short-term borrowings, partially offset by $1.8 million of principal payments on long-term debt. Net cash used in financing activities of $3.4 million for the six months ended June 30, 2003 consisted of principal payments of $3.6 million on long-term debt and capital lease obligations and $1.2 million in net payments on short-term borrowings, partially offset by $1.4 million in proceeds from the exercise of stock options.

         We believe that our working capital, together with the cash anticipated to be generated from operations and funds available from existing credit facilities, will be sufficient to satisfy our estimated working capital and planned capital expenditure requirements through at least the next twelve months.

       As of June 30, 2004, we had $76.7 million of purchase obligations compared to $50.2 million at December 31, 2004. The increase of $26.5 million is primarily due to increased inventory purchase commitments as a result of increased production volumes in 2004.

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

         We estimate that approximately 79% of our net sales for the six months ended June 30, 2004 and 69%, 70% and 64% of our net sales for the years ended December 31, 2003, 2002 and 2001, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers, and we expect that sales to such customers will continue to account for a substantial majority of our sales. Our business depends upon the capital expenditures of semiconductor device manufacturers, which in turn depend upon the demand for semiconductors. Periodic reductions in demand for the products manufactured by semiconductor capital equipment manufacturers and semiconductor device manufacturers may adversely affect our business, financial condition and results of operations. Historically, the semiconductor market has been highly cyclical and has experienced periods of overcapacity, resulting in significantly reduced demand for capital equipment. Most recently, in 2001, 2002 and the first half of 2003, we experienced a significant reduction in demand from OEM customers, and lower gross margins due to reduced absorption of manufacturing overhead. In addition, many semiconductor manufacturers have operations and customers in Asia, a region that in recent years has experienced serious economic problems including currency devaluations, debt defaults, lack of liquidity and recessions. We cannot be certain that semiconductor downturns will not continue or recur. A decline in the level of orders as a result of any future downturn or slowdown in the semiconductor capital equipment industry could have a material adverse effect on our business, financial condition and results of operations.

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

THE LOSS OF NET SALES TO ANY ONE OF OUR MAJOR CUSTOMERS WOULD LIKELY HAVE A MATERIAL ADVERSE EFFECT ON US.

         Our top ten customers accounted for approximately 51% of our net sales for the six months ended June 30, 2004, and 42%, 49% and 39% of our net sales for the years ended December 31, 2003, 2002 and 2001, respectively. The loss of a major customer or any reduction in orders by these customers, including reductions due to market or competitive conditions, would likely have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2004 and years ended December 31, 2003, 2002 and 2001, one customer, Applied Materials, accounted for approximately 21%, 18%, 23% and 18%, respectively, of our net sales. None of our significant customers, including Applied Materials, has entered into an agreement requiring it to purchase any minimum quantity of our products. The demand for our products from our semiconductor capital equipment customers depends in part on orders received by them from their semiconductor device manufacturer customers.

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

AS PART OF OUR BUSINESS STRATEGY, WE HAVE ENTERED INTO AND MAY ENTER INTO OR SEEK TO ENTER INTO BUSINESS COMBINATIONS AND ACQUISITIONS THAT MAY BE DIFFICULT AND COSTLY TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE OR DIVERT MANAGEMENT ATTENTION.

         We made several acquisitions in the years 2000 through 2002. As a part of our business strategy, we may enter into additional business combinations and acquisitions. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business and distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses. If we are not successful in completing acquisitions that we may pursue in the future, we may be required to reevaluate our growth strategy, and we may incur substantial expenses and devote significant management time and resources in seeking to complete proposed acquisitions that will not generate benefits for us.

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

        As a result of our previous acquisitions, we have added several different decentralized operating and accounting systems, resulting in a complex reporting environment. We expect that we will need to continue to modify our accounting policies, internal controls, procedures and compliance programs to provide consistency across all our operations. In order to increase efficiency and operating effectiveness and improve corporate visibility into our decentralized operations, we are currently in the planning and design phase of implementing a new worldwide Enterprise Resource Planning ("ERP") system. We expect to implement the ERP system by converting our operations in phases over the next few years, beginning in the first half of 2005. Although we have a detailed plan to accomplish the ERP implementation, we may risk potential disruption of our operations during the conversion periods, the implementation could require significantly more management time than currently estimated and we could incur significantly higher implementation costs than currently estimated.

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

         International sales include sales by our foreign subsidiaries, but exclude direct export sales, which were less than 10% of our total net sales for each of the years ended December 31, 2003, 2002 and 2001. International sales accounted for approximately 34% of our net sales for the six months ended June 30, 2004 and 41%, 36% and 31% of net sales for the years ended December 31, 2003, 2002 and 2001, respectively, a significant portion of which were sales to Japan.

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

UNFAVORABLE CURRENCY EXCHANGE RATE FLUCTUATIONS MAY LEAD TO LOWER OPERATING MARGINS, OR MAY CAUSE US TO RAISE PRICES WHICH COULD RESULT IN REDUCED SALES.

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

WE ARE SUBJECT TO GOVERNMENTAL REGULATIONS. IF WE FAIL TO COMPLY WITH THESE REGULATIONS, OUR BUSINESS COULD BE HARMED.

         We are subject to federal, state, local and foreign regulations, including environmental regulations and regulations relating to the design and operation of our products. We must ensure that the affected products meet a variety of standards, many of which vary across the countries in which our systems are used. For example, the European Union has published directives specifically relating to power supplies. In addition, the European Union has issued directives relating to future regulation of recycling and hazardous substances, which may be applicable to our products. We must comply with these directives in order to ship affected products into countries that are members of the European Union. We believe we are in compliance with current applicable regulations, directives and standards and have obtained all necessary permits, approvals, and authorizations to conduct our business. However, compliance with future regulations, directives and standards could require us to modify or redesign certain systems, make capital expenditures or incur substantial costs. If we do not comply with current or future regulations, directives and standards:

         -    we could be subject to fines;

         -    our production could be suspended; or

         - we could be prohibited from offering particular systems in specified markets.

CERTAIN STOCKHOLDERS HAVE A SUBSTANTIAL INTEREST IN US AND MAY BE ABLE TO EXERT SUBSTANTIAL INFLUENCE OVER OUR ACTIONS.

         As of June 30, 2004, John R. Bertucci, our Chairman and Chief Executive Officer and certain members of his family, in the aggregate, beneficially owned approximately 18% of our outstanding common stock. As a result, these stockholders, acting together, are able to exert substantial influence over our actions. Pursuant to the acquisition of the ENI Business of Emerson Electric Co. ("Emerson"), we issued approximately 12,000,000 shares of common stock to Emerson and its wholly owned subsidiary, Astec America, Inc. Emerson owned approximately 19% of our outstanding common stock as of June 30, 2004, and James
G. Berges, the President and a director of Emerson, is a member of our board of directors. Accordingly, Emerson is able to exert substantial influence over our actions.

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

         As a result of various acquisitions, we have added several different decentralized accounting systems, resulting in a complex reporting environment. We expect that we will need to continue to modify our accounting policies, internal controls, procedures and compliance programs to provide consistency across all of our operations.

PART II           OTHER INFORMATION

         ITEM 1.           LEGAL PROCEEDINGS.

         On July 12, 2004, Advanced Energy Industries, Inc. ("Advanced Energy") filed suit against us in federal district court in Delaware, seeking injunctive relief and damages for alleged infringement of a patent held by Advanced Energy. We currently evaluating the merits of the claim. We cannot be certain of the outcome of this litigation, but do plan to oppose the claims vigorously.

         On January 12, 2004, Gas Research Institute ("GRI") brought suit in federal district court in Illinois against us, On-Line Technologies, Inc. ("On-Line") which we acquired in 2001, and another defendant, Advanced Fuel Research, Inc. ("AFR"), for breach of contract, misappropriation of trade secrets and related claims relating to certain infra-red gas analysis technology allegedly developed under a January 1995 Contract for Research between GRI and AFR. The technology is alleged to have been incorporated into certain of our products. GRI has made claims for damages, exemplary damages, attorney's fees and costs and injunctive relief. We have filed an answer, denying liability and asserting various defenses to GRI's claims. We have also asserted a cross-claim against co-defendant AFR, alleging misrepresentation, breach of contract and breach of various duties owed by AFR, and alleging that in the event we and On-Line are held liable to GRI, AFR would be required to reimburse, indemnify, and hold harmless On-Line and us for any such liability. AFR has filed a motion to dismiss the action for lack of personal jurisdiction or, in the alternative, to transfer the case to another federal court, which motion is pending. The case is in its initial stages and we are unable to predict its outcome.

         On April 3, 2003, Advanced Energy filed suit against us in federal district court in Colorado ("Colorado Action"), seeking a declaratory judgment that Advanced Energy's Xstream product does not infringe three patents held by our subsidiary Applied Science and Technology, Inc. ("ASTeX"). On May 14, 2003, we brought suit in federal district court in Delaware against Advanced Energy for infringement of five ASTeX patents, including the three patents at issue in the Colorado Action. We sought injunctive relief and damages for Advanced Energy's infringement. On December 24, 2003, the Colorado court granted our motion to transfer Advanced Energy's Colorado Action to Delaware. In connection with the jury trial, the parties agreed to present the jury with representative claims from three of the five ASTeX patents. On July 23, 2004, the jury found that Advanced Energy infringed all three patents. We have filed a motion for a permanent injunction, which is pending before the court. The parties are awaiting the court to set a trial date with respect to damages.

         On November 3, 1999, On-Line brought suit in federal district court in Connecticut against Perkin-Elmer, Inc. and certain other defendants for infringement of On-Line's patent related to its FTIR spectrometer product. The suit sought injunctive relief and damages for infringement. Perkin-Elmer, Inc. filed a counterclaim seeking invalidity of the patent, costs, and attorneys' fees. In June 2002, the defendants filed a motion for summary judgment. In April 2003, the court granted the motion and dismissed the case. On August 5, 2004, we argued our appeal of this decision before the federal circuit court of appeals and are awaiting a decision.

         We are subject to other legal proceedings and claims, which have arisen in the ordinary course of business.

         In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company's Annual Meeting of Stockholders held on May 13, 2004 (the "Annual Meeting"), the following proposals were approved as further specified below:

  1. Election of Directors:

                      Votes For     Votes Withheld
                      ---------     --------------

James G. Berges      44,968,374          1,664,330
Richard S. Chute     38,309,210          8,323,494
Owen W. Robbins      45,226,987          1,405,717

  The other members of our Board of Directors whose terms of office continued after the Annual Meeting were Messrs. Bertucci, Anderson, Kahl and Valente.

  2. Approval of the 2004 Stock Incentive Plan

                      Votes For     Votes Against     Votes Abstain
                      ---------     -------------     -------------
                     24,110,155        18,414,150            17,511

  3. Approval of Amendment to the Amended and Restated 1997 Director Stock Option Plan

                      Votes For     Votes Against     Votes Abstain
                      ---------     -------------     -------------
                     34,267,038         8,259,153            15,625

  4. Approval of Amendment to the Second Restated 1999 Employee Stock Purchase Plan

                      Votes For     Votes Against     Votes Abstain
                      ---------     -------------     -------------
                     41,315,451         1,193,409            32,956

  5. Approval of Amendment to the Restated International Employee Stock Purchase Plan

                      Votes For     Votes Against     Votes Abstain
                      ---------     -------------     -------------
                     42,007,893           500,990            32,933

  6. Ratification of appointment of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending December 31, 2004.

                      Votes For     Votes Against     Votes Abstain
                      ---------     -------------     -------------
                     45,533,465         1,065,028            34,211

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

       Exhibit No.      Exhibit Description
       -----------      -------------------
            10.1*       2004 Stock Incentive Plan

            10.2*       Third Restated 1999 Employee Stock Purchase Plan

            10.3*       Second Restated International Employee Stock
                        Purchase Plan

            10.4*       Second Amended and Restated 1997 Director Stock Option
                        Plan, and forms of option agreement thereto


            10.5* Form of Nonstatutory Stock Option Agreement Granted under the Second Restated 1995 Stock Incentive Plan

            10.6*       Employment Agreement dated as of July 30, 2004 between
                        Leo Berlinghieri and the Registrant

            10.7*       Employment Agreement dated as of July 30, 2004 between
                        Ronald C. Weigner and the Registrant

            10.8*       Employment Agreement dated as of July 30, 2004 between
                        Robert L. Klimm and the Registrant

            10.9*       Employment Agreement dated as of July 30, 2004 between
                        John A. Smith and the Registrant

            10.10*      Employment Agreement dated as of July 30, 2004 between
                        Gerald G. Colella and the Registrant

            31.1        Certification of Principal Executive Officer pursuant to
                        Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange
                        Act of 1934, as amended

            31.2        Certification of Principal Financial Officer pursuant to
                        Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange
                        Act of 1934, as amended

            32.1        Certification of Chief Executive Officer pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 906
                        of the Sarbanes-Oxley Act of 2002

            32.2        Certification of Chief Financial Officer pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 906
                        of the Sarbanes-Oxley Act of 2002

----------
      -     Management contract or compensatory plan arrangement.

(b)   Reports on Form 8-K

      On April 20, 2004, the Company filed a Current Report on Form 8-K under
Item 12 (Results of Operations and Financial Condition) furnishing a press release announcing its financial results for the quarter ended March 31, 2004.

      On April 26, 2004, the Company filed a Current Report on Form 8-K under
Item 5 (Other Events) disclosing that the Board of Directors had appointed Leo Berlinghieri, the Company's Vice President and Chief Operating Officer, as President and Chief Operating Officer on April 22, 2004.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MKS INSTRUMENTS, INC.

August  5, 2004               By:  /s/ Ronald C. Weigner
                                   -------------------------------------------
                                   Ronald C. Weigner
                                   Vice President and Chief Financial Officer
                                   (Principal Financial Officer)