Form 10-Q
period 2004-09-30
MKS INSTRUMENTS INC
filed 2004-11-09
CIK 1049502

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


      (MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 0-23621

                              MKS INSTRUMENTS, INC.

             (Exact name of registrant as specified in its charter)

Massachusetts                                                04-2277512
- --------------------------------------------------------------------------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)

90 Industrial Way, Wilmington, Massachusetts                 01887
- --------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code           (978) 284-4000

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

Number of shares outstanding of the issuer's common stock as of October 27, 2004: 53,606,134

                              MKS INSTRUMENTS, INC.
                                    FORM 10-Q
                                      INDEX

PART I            FINANCIAL INFORMATION

         ITEM 1.           FINANCIAL STATEMENTS.

                           Consolidated Balance Sheets -
                           September 30, 2004 and December 31, 2003

                           Consolidated Statements of Operations -
                           Three and nine months ended September 30, 2004
                           and 2003

                           Consolidated Statements of Cash Flows -
                           Nine months ended September 30, 2004 and 2003

                           Notes to Consolidated Financial Statements

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                           RISK.

         ITEM 4.           CONTROLS AND PROCEDURES.

PART II           OTHER INFORMATION

         ITEM 1.           LEGAL PROCEEDINGS.

         ITEM 6.           EXHIBITS.

PART I.           FINANCIAL INFORMATION

         ITEM 1.           FINANCIAL STATEMENTS.

                              MKS INSTRUMENTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                          September 30, 2004     December 31, 2003
                                                                                          ------------------     -----------------
                                                                                             (Unaudited)
                                             ASSETS
Current assets:
     Cash and cash equivalents .................................................               $123,560               $ 74,660
     Short-term investments ....................................................                 83,023                 54,518
     Trade accounts receivable, net ............................................                 85,333                 65,454
     Inventories ...............................................................                104,337                 82,013
     Other current assets ......................................................                 11,106                  5,631
                                                                                               --------               --------
         Total current assets ..................................................                407,359                282,276

     Long-term investments .....................................................                 10,469                 13,625
     Property, plant and equipment, net ........................................                 79,903                 76,121
     Goodwill, net .............................................................                259,784                259,924
     Acquired intangible assets, net ...........................................                 45,085                 56,192
     Other assets ..............................................................                  3,751                  4,724
                                                                                               --------               --------
         Total assets ..........................................................               $806,351               $692,862
                                                                                               ========               ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings .....................................................               $ 20,871               $ 17,736
     Current portion of long-term debt .........................................                  2,133                  2,460
     Accounts payable ..........................................................                 25,673                 25,302
     Accrued compensation ......................................................                 15,837                  7,711
     Income taxes payable ......................................................                 14,686                     --
     Other accrued expenses ....................................................                 23,610                 18,599
                                                                                               --------               --------
         Total current liabilities .............................................                102,810                 71,808

Long-term debt .................................................................                  7,111                  8,924
Other liabilities ..............................................................                  4,458                  3,820
Commitments and contingencies (Note 10)

Stockholders' equity:
     Preferred Stock, $0.01 par value, 2,000,000 shares
         authorized; none issued and outstanding ...............................                     --                     --
     Common Stock, no par value, 200,000,000 shares authorized;
          53,606,134 and 52,040,019 issued and outstanding at
          September 30, 2004 and December 31, 2003, respectively ...............                    113                    113
     Additional paid-in capital ................................................                624,411                587,910
     Retained earnings .........................................................                 57,962                 12,238
     Accumulated other comprehensive income ....................................                  9,486                  8,049
                                                                                               --------               --------
         Total stockholders' equity ............................................                691,972                608,310
                                                                                               --------               --------
         Total liabilities and stockholders' equity ............................               $806,351               $692,862
                                                                                               ========               ========


         The accompanying notes are an integral part of the consolidated financial statements.

                              MKS INSTRUMENTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                Three Months Ended               Nine Months Ended
                                                                   September 30,                    September 30,
                                                               2004            2003             2004            2003
                                                            -----------     -----------      -----------     -----------
Net sales ...........................................       $   139,651     $    81,568      $   424,221     $   235,513
Cost of sales .......................................            84,045          53,846          252,993         154,940
                                                            -----------     -----------      -----------     -----------
Gross profit ........................................            55,606          27,722          171,228          80,573

Research and development ............................            14,201          12,034           43,157          34,719
Selling, general and administrative .................            22,971          17,090           65,784          52,368
Amortization of acquired intangible assets ..........             3,689           3,612           11,073          11,007
Restructuring, asset impairment and other charges ...                --             330              437             634
                                                            -----------     -----------      -----------     -----------
Income (loss) from operations .......................            14,745          (5,344)          50,777         (18,155)
Interest expense ....................................               100             173              384             720
Interest income .....................................               542             396            1,424           1,505
Other income ........................................                --              --            5,402              --
                                                            -----------     -----------      -----------     -----------
Income (loss) before income taxes ...................            15,187          (5,121)          57,219         (17,370)
Provision for income taxes ..........................             3,037             500           11,495           1,151
                                                            -----------     -----------      -----------     -----------
Net income (loss) ...................................       $    12,150     $    (5,621)     $    45,724     $   (18,521)
                                                            ===========     ===========      ===========     ===========

Net income (loss) per share:
      Basic .........................................       $      0.23     $     (0.11)     $      0.86     $     (0.36)
                                                            ===========     ===========      ===========     ===========
      Diluted .......................................       $      0.22     $     (0.11)     $      0.83     $     (0.36)
                                                            ===========     ===========      ===========     ===========

Weighted average common shares outstanding:
      Basic .........................................            53,602          51,625           53,466          51,475
                                                            ===========     ===========      ===========     ===========
      Diluted .......................................            54,302          51,625           54,785          51,475
                                                            ===========     ===========      ===========     ===========

         The accompanying notes are an integral part of the consolidated financial statements.

                              MKS INSTRUMENTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                                  2004            2003
                                                                                               ----------      ----------
Cash flows from operating activities:
     Net income (loss) ...................................................................     $   45,724      $  (18,521)
     Adjustments to reconcile net income (loss) to net cash provided by (used in)
        operating activities:
           Depreciation and amortization .................................................         20,460          22,165
           Gain on collection of a note receivable .......................................         (5,042)             --
           Gain on the sale of assets ....................................................           (423)             --
           Other .........................................................................            501              79
           Changes in operating assets and liabilities:
                Trade accounts receivable ................................................        (20,399)         (6,683)
                Inventories ..............................................................        (22,546)         (1,480)
                Other current assets .....................................................         (5,475)           (352)
                Accrued expenses and other current liabilities ...........................         15,180          (2,761)
                Accounts payable .........................................................            384           3,727
                Income taxes payable .....................................................         14,720              --
                                                                                               ----------      ----------
     Net cash provided by (used in) operating activities .................................         43,084          (3,826)
                                                                                               ----------      ----------

     Cash flows from investing activities:
         Purchases of short-term and long-term available for sale investments ............       (143,586)        (53,471)
         Maturities and sales of short-term and long-term available for sale investments .        118,627          41,504
         Purchases of property, plant and equipment ......................................        (13,983)         (4,735)
         Purchases of businesses, net of cash acquired ...................................             --          (2,150)
         Proceeds from sale of property, plant and equipment .............................          1,294              70
         Proceeds from collection of a note receivable ...................................          5,042              --
         Other ...........................................................................          1,023             398
                                                                                               ----------      ----------
     Net cash used in investing activities ...............................................        (31,583)        (18,384)
                                                                                               ----------      ----------

     Cash flows from financing activities:
         Proceeds from short-term borrowings .............................................         67,157          48,223
         Payments on short-term borrowings ...............................................        (63,478)        (48,628)
         Principal payments on long-term debt ............................................         (2,139)         (4,690)
         Proceeds from issuance of common stock, net of issuance costs ...................         32,549              --
         Proceeds from exercise of stock options and employee stock purchase plan ........          3,952           4,394
                                                                                               ----------      ----------
     Net cash provided by (used in) financing activities .................................         38,041            (701)
                                                                                               ----------      ----------
     Effect of exchange rate changes on cash and cash equivalents ........................           (642)          1,191
                                                                                               ----------      ----------
     Increase (decrease) in cash and cash equivalents ....................................         48,900         (21,720)
     Cash and cash equivalents at beginning of period ....................................         74,660          88,820
                                                                                               ----------      ----------
     Cash and cash equivalents at end of period ..........................................     $  123,560      $   67,100
                                                                                               ==========      ==========


         The accompanying notes are an integral part of the consolidated financial statements.

                              MKS INSTRUMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Tables in thousands, except per share data)

1)       Basis of Presentation

         The terms "MKS" and the "Company" refer to MKS Instruments, Inc. and its subsidiaries. The interim financial data as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 is unaudited; however, in the opinion of MKS, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the December 31, 2003 audited consolidated financial statements and notes thereto included in the MKS Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2004.

         The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accounts receivable, inventory, intangible assets, goodwill, other long-lived assets, income taxes, deferred tax valuation allowance and investments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         Certain amounts in prior periods have been reclassified to be consistent with current period classifications.

2)       Stock-Based Compensation

         The Company has several stock-based employee compensation plans. The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts with fixed exercise prices at least equal to the fair market value of the Company's common stock at the date of grant. The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," through disclosure only.

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


                                                                       Three Months Ended            Nine Months Ended
                                                                          September 30,                September 30,
                                                                       2004          2003           2004          2003
                                                                    ----------    ----------     ----------    ----------
Net income (loss):
     Net income (loss) as reported .............................    $   12,150    $   (5,621)    $   45,724    $  (18,521)
     Deduct:  Total stock-based employee compensation
        expense determined under the fair-value-based
        method for all awards, net of tax ......................        (6,125)       (4,305)       (18,075)      (14,345)
                                                                    ----------    ----------     ----------    ----------
     Pro forma net income (loss) ...............................    $    6,025    $   (9,926)    $   27,649    $  (32,866)
                                                                    ==========    ==========     ==========    ==========
Basic net income (loss) per share:
     Net income (loss) as reported .............................    $     0.23    $    (0.11)    $     0.86    $    (0.36)
                                                                    ==========    ==========     ==========    ==========
     Pro forma net income (loss) ...............................    $     0.11    $    (0.19)    $     0.52    $    (0.64)
                                                                    ==========    ==========     ==========    ==========
Diluted net income (loss) per share:
     Net income (loss) as reported .............................    $     0.22    $    (0.11)    $     0.83    $    (0.36)
                                                                    ==========    ==========     ==========    ==========
     Pro forma net income (loss) ...............................    $     0.11    $    (0.19)    $     0.50    $    (0.64)
                                                                    ==========    ==========     ==========    ==========

        There was no tax benefit included in the stock-based employee compensation expense determined under the fair-value-based method for the three and nine months ended September 30, 2004 and 2003, as the Company established a full valuation allowance for its net deferred tax assets.

3)      Goodwill and Intangible Assets

        Intangible Assets

        Acquired amortizable intangible assets consisted of the following as of September 30, 2004:

                                                         Gross                      Net
                                                        Carrying   Accumulated    Carrying
                                                         Amount    Amortization    Amount
                                                        --------   ------------   --------
         Completed technology .......................   $ 72,528     $(36,891)    $ 35,637
         Customer relationships .....................      6,640       (3,351)       3,289
         Patents, trademarks, tradenames and other ..     12,394       (6,235)       6,159
                                                        --------     --------     --------
                                                        $ 91,562     $(46,477)    $ 45,085
                                                        ========     ========     ========

        Acquired amortizable intangible assets consisted of the following as of December 31, 2003:

                                                          Gross                     Net
                                                        Carrying   Accumulated    Carrying
                                                         Amount    Amortization    Amount
                                                        --------   ------------   --------
         Completed technology .......................   $ 72,563     $(27,654)    $ 44,909
         Customer relationships .....................      6,640       (2,663)       3,977
         Patents, trademarks, tradenames and other ..     12,394       (5,088)       7,306
                                                        --------     --------     --------
                                                        $ 91,597     $(35,405)    $ 56,192
                                                        ========     ========     ========

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

         Aggregate amortization expense related to acquired intangibles for the three and nine months ended September 30, 2004 was $3,689,000 and $11,073,000, respectively. Aggregate amortization expense related to acquired intangibles for the three and nine months ended September 30, 2003 was $3,612,000 and $11,007,000, respectively. Estimated amortization expense related to acquired intangibles for the remainder of 2004 will be approximately $3,689,000 and for each of the five succeeding fiscal years is as follows:

                             Year                         Amount
                             ----                         ------
                             2005                         $13,864
                             2006                          11,763
                             2007                          11,129
                             2008                           2,759
                             2009                           1,205

         Goodwill

         The change in the carrying amount of goodwill during the three and nine months ended September 30, 2004 was not material.

4)       Net Income (Loss) Per Share

         The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                                                Three Months Ended           Nine Months Ended
                                                                                   September 30,                September 30,
                                                                                2004          2003           2004           2003
                                                                             -----------   -----------    -----------   -----------
         Numerator
              Net income (loss) ..........................................   $    12,150   $    (5,621)   $    45,724   $   (18,521)
                                                                             ===========   ===========    ===========   ===========
         Denominator
            Shares used in net income (loss) per common share - basic ....        53,602        51,625         53,466        51,475
            Effect of dilutive securities:
                 Stock options and employee stock purchase plan ..........           700            --          1,319            --
                                                                             -----------   -----------    -----------   -----------
            Shares used in net income (loss) per common share - diluted ..        54,302        51,625         54,785        51,475
                                                                             ===========   ===========    ===========   ===========
         Net income (loss) per common share
               Basic .....................................................   $      0.23   $     (0.11)   $      0.86   $     (0.36)
                                                                             ===========   ===========    ===========   ===========
               Diluted ...................................................   $      0.22   $     (0.11)   $      0.83   $     (0.36)
                                                                             ===========   ===========    ===========   ===========

         For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price greater than the average market price of the common shares, which totaled approximately 7,333,000 and 5,002,000 shares for the three and nine months ended September 30, 2004, respectively, as the effect would be anti-dilutive. All options outstanding during the three and nine months ended September 30, 2003 are excluded from the calculation of diluted net loss per common share because their inclusion would be anti-dilutive. There were options to purchase approximately 10,318,000 and 7,898,000 shares of the Company's common stock outstanding as of September 30, 2004 and 2003, respectively.

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)


5)       Cash and Cash Equivalents and Investments

         All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents.

         Cash and cash equivalents consists of the following:

                                                                      September 30,  December 31,
                                                                          2004           2003
                                                                        --------        -------
         Cash and money market instruments .....................        $ 49,905        $60,869
         Commercial paper ......................................          43,748         12,645
         Federal government and government agency obligations ..           6,482            876
         Corporate obligations .................................          23,425            270
                                                                        --------        -------
                                                                        $123,560        $74,660
                                                                        ========        =======

         The fair value of short-term available-for-sale investments maturing within one year consists of the following:

                                                                       September 30,  December 31,
                                                                          2004            2003
                                                                         -------        -------
         Certificates of deposit ................................        $ 1,612             --
         Federal government and government agency obligations ...         60,006        $41,566
         Commercial paper .......................................         16,166         10,449
         Corporate obligations ..................................          5,239          2,503
                                                                         -------        -------
                                                                         $83,023        $54,518
                                                                         =======        =======

         The fair value of long-term available-for-sale investments with maturities greater than 1 year consists of the following:

                                                                       September 30,  December 31,
                                                                          2004           2003
                                                                         -------        -------
         Corporate obligations ..................................        $ 9,219        $ 5,499
         Federal government and government agency obligations ...          1,250          4,807
         Commercial paper .......................................             --          3,319
                                                                         -------        -------
                                                                         $10,469        $13,625
                                                                         =======        =======

         The appropriate classification of investments in securities is determined at the time of purchase. Debt securities that the Company does not have the intent and ability to hold to maturity are classified as "available-for-sale" and are carried at fair value. Unrealized gains and losses on securities classified as available-for-sale are included in accumulated other comprehensive income in consolidated stockholders' equity. Gross unrealized gains and gross unrealized losses on available-for-sale investments were not material at September 30, 2004 and December 31, 2003, respectively.

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

6)       Inventories

         Inventories consist of the following:

                                                September 30,   December 31,
                                                    2004            2003
                                                  --------        --------
          Raw material ...................        $ 45,803        $ 36,834
          Work in process ................          23,472          15,786
          Finished goods .................          35,062          29,393
                                                  --------        --------
                                                  $104,337        $ 82,013
                                                  ========        ========

7)       Stockholders' Equity

                                                                        Three Months Ended          Nine Months Ended
                                                                           September 30,              September 30,
                                                                        2004          2003         2004          2003
                                                                      ---------    ---------     ---------     ---------
         Net income (loss) .......................................    $  12,150    $  (5,621)    $  45,724     $ (18,521)
         Other comprehensive income, net of taxes of $0:
              Changes in value of financial instruments designated
                as hedges of currency ............................          460       (1,186)        2,368        (1,024)
              Foreign currency translation adjustment ............          311        1,612        (1,041)        3,837
              Unrealized gain (loss) on investments ..............           83          (48)          110           (61)
                                                                      ---------    ---------     ---------     ---------
         Other comprehensive income, net of taxes ................          854          378         1,437         2,752
                                                                      ---------    ---------     ---------     ---------
         Total comprehensive income (loss) .......................    $  13,004    $  (5,243)    $  47,161     $ (15,769)
                                                                      =========    =========     =========     =========

         Common Stock Offering

         On January 21, 2004, the Company issued 1,142,857 shares of its common stock at $26.25 per share through a public offering. Proceeds of the offering, net of underwriters' discount and offering expenses, were approximately $28,251,000. On January 23, 2004, the underwriters exercised their over-allotment option and therefore, the Company issued an additional 171,429 shares of its common stock, which generated net proceeds of approximately $4,298,000.

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

         As a result of incurring significant operating losses from 2001 through 2003, the Company determined that it is more likely than not that its deferred tax assets may not be realized. During the fourth quarter of 2002, the Company established a full valuation allowance for its net deferred tax assets. At September 30, 2004 and December 31, 2003, the Company continued to believe that it is more likely than not that all of its deferred tax assets may not be realized. If the Company generates sustained future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed. If the valuation allowance were reversed, a portion would be recorded as a reduction of goodwill, an additional amount would be recorded as an increase to additional paid in capital and the remainder would be recorded as a reduction to income tax expense.

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

         During the three and nine months ended September 30, 2004, the Company's estimated U.S. federal tax liability has been offset by the benefit from U.S. net operating loss carryforwards. The tax rate for the three and nine months ended September 30, 2004 differs from the U.S. statutory rate primarily due to the release of the valuation allowance associated with the utilization of the prior federal net operating loss. The provision for income taxes for the three and nine months ended September 30, 2003 was comprised of tax expense from foreign operations and state taxes.

9)       Geographic, Product and Significant Customer Information

         The Company operates in one segment for the development, manufacturing, sales and servicing of instruments, components, subsystems and process control solutions that measure, control, power and monitor critical parameters of semiconductor and other advanced manufacturing processes. The Company's chief decision-maker reviews operating results for the entire Company to make decisions about allocating resources and assessing performance.

         Information about the Company's operations in different geographic regions is presented in the tables below. Net sales to unaffiliated customers are based on the location in which the sale originated. Transfers between geographic areas are at negotiated transfer prices and have been eliminated from consolidated net sales.

                                       Three Months Ended           Nine Months Ended
                                          September 30,               September 30,
                                       2004          2003          2004          2003
                                     --------      --------      --------      --------
           Geographic net sales
              United States ...      $ 93,052      $ 47,091      $280,971      $138,029
              Japan ...........        21,181        14,196        63,979        40,369
              Europe ..........        11,744        11,614        36,807        31,801
              Asia ............        13,674         8,667        42,464        25,314
                                     --------      --------      --------      --------
                                     $139,651      $ 81,568      $424,221      $235,513
                                     ========      ========      ========      ========


                                          September 30,     December 31,
                                              2004             2003
                                             -------          -------
           Long-lived assets:
               United States ......          $68,907          $65,977
               Japan ..............            5,814            5,978
               Europe .............            5,026            5,541
               Asia ...............            3,907            3,349
                                             -------          -------
                                             $83,654          $80,845
                                             =======          =======

         The Company groups its products into three product groups. Net sales for these product groups are as follows:

                                                             Three Months Ended         Nine Months Ended
                                                                September 30,             September 30,
                                                             2004         2003          2004         2003
                                                            --------     --------     --------     --------
              Instruments and Control Systems .........     $ 65,310     $ 40,950     $191,976     $115,721
              Power and Reactive Gas Products .........       57,978       30,898      179,932       90,750
              Vacuum Products .........................       16,363        9,720       52,313       29,042
                                                            --------     --------     --------     --------
                                                            $139,651     $ 81,568     $424,221     $235,513
                                                            ========     ========     ========     ========

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                  (Tables in thousands, except per share data)

         The Company had one customer comprising 19% and 17% of net sales for the three months ended September 30, 2004 and 2003, respectively, and 20% and 17% for the nine months ended September 30, 2004 and 2003, respectively.

10)      Commitments and Contingencies

         On July 12, 2004, Advanced Energy Industries, Inc. ("Advanced Energy") filed suit against MKS in federal district court in Delaware, seeking injunctive relief and damages for alleged infringement of a patent held by Advanced Energy. On August 30, 2004, the Company filed its answer to the complaint, denying Advanced Energy's claims and stating a counterclaim seeking a declaratory judgment that the claims of the patent are invalid, unenforceable and not infringed by the Company or its products. Given that the litigation is in the early stages, the Company cannot be certain of the outcome of this litigation, but does plan to oppose the claims vigorously.

         On January 12, 2004, Gas Research Institute ("GRI") brought suit in federal district court in Illinois against the Company, On-Line Technologies, Inc. ("On-Line") which we acquired in 2001, and another defendant, Advanced Fuel Research, Inc. ("AFR"), for breach of contract, misappropriation of trade secrets and related claims relating to certain infra-red gas analysis technology allegedly developed under a January 1995 Contract for Research between GRI and AFR. The technology was alleged to have been incorporated into certain of the Company's products. GRI made claims for damages, exemplary damages, attorney's fees and costs and injunctive relief. The Company filed an answer, denying liability and asserting various defenses to GRI's claims. The Company also asserted a cross-claim against co-defendant AFR, alleging misrepresentation, breach of contract and breach of various duties owed by AFR, and alleging that in the event the Company and On-Line are held liable to GRI, AFR would be required to reimburse, indemnify, and hold harmless On-Line and the Company for any such liability. On November 9, 2004, the parties entered into a settlement agreement and the court dismissed the case, including cross-claims, pursuant to the settlement.

         On April 3, 2003, Advanced Energy filed suit against MKS in federal district court in Colorado ("Colorado Action"), seeking a declaratory judgment that Advanced Energy's Xstream product does not infringe three patents held by the Company's subsidiary Applied Science and Technology, Inc. ("ASTeX"). On May 14, 2003, MKS brought suit in federal district court in Delaware against Advanced Energy for infringement of five ASTeX patents, including the three patents at issue in the Colorado Action. The Company sought injunctive relief and damages for Advanced Energy's infringement. These lawsuits are unrelated to the Advanced Energy litigation described above. On December 24, 2003, the Colorado court granted the Company's motion to transfer Advanced Energy's Colorado Action to Delaware. In connection with the jury trial, the parties agreed to present the jury with representative claims from three of the five ASTeX patents. On July 23, 2004, the jury found that Advanced Energy infringed all three patents. The Company has filed a motion for a permanent injunction, which is pending before the court, and the parties are currently briefing post-trial motions. The parties are also awaiting a trial date with respect to damages and associated claims of the Company and certain remaining affirmative defenses and related claims of Advanced Energy. That trial date has not yet been scheduled.

         On November 3, 1999, On-Line brought suit in federal district court in Connecticut against Perkin-Elmer, Inc. and certain other defendants for infringement of On-Line's patent related to its FTIR spectrometer product and related claims. The suit sought injunctive relief and damages for infringement. Perkin-Elmer, Inc. filed a counterclaim seeking invalidity of the patent, costs and attorneys' fees. In June 2002, the defendants filed a motion for summary judgment. In April 2003, the court granted the motion and dismissed the case. The Company appealed this decision to the federal circuit court of appeals. On October 13, 2004, the federal circuit court of appeals reversed the lower court's dismissal of certain claims in the case. Accordingly, the court is expected to reinstate the case in federal district court in Connecticut.

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


11)      Restructuring, Asset Impairment and Other Charges

         As a result of its various acquisitions from 2000 through 2002 and the downturn in the semiconductor capital equipment market which began in 2000, the Company had redundant activities and excess manufacturing capacity and office space. Therefore in 2002, and continuing through the first quarter of 2004, the Company implemented restructuring activities to rationalize manufacturing operations and reduce operating expenses. As a result, in 2002 the Company took a restructuring charge of $2,726,000, which consisted of $1,228,000 related to exiting leased facilities, $631,000 of severance cost related to 225 terminated employees and an asset impairment charge of $867,000.

         In the second quarter of 2003, the Company recorded restructuring, asset impairment and other charges of $304,000 related to the consolidation of previous acquisitions. The charges consisted of $112,000 of severance costs related to workforce reductions, an asset impairment charge of $92,000 primarily for assets to be disposed and $100,000 of professional fees related to the consolidation.

         In the third quarter of 2003, the Company recorded restructuring, asset impairment and other charges of $330,000. These charges consisted of $129,000 of severance costs related to workforce reductions and $201,000 of professional fees and other charges related to the consolidation.

         During the first quarter of 2004, the Company completed its restructuring activities related to the consolidation of operations from acquired companies when it exited an additional leased facility and recorded a restructuring charge of $437,000.

         The following table sets forth the activity in the restructuring accruals from December 31, 2003 to September 30, 2004:

                                                                    Workforce         Facility
                                                                    Reductions      Consolidations        Total
                                                                    ----------      --------------       -------
         Balance as of December 31, 2003 ..................          $   199           $ 1,831           $ 2,030
         Restructuring provision in first quarter .........               --               437               437
         Charges utilized in first quarter ................              (15)             (226)             (241)
                                                                     -------           -------           -------
         Balance as of March 31, 2004 .....................              184             2,042             2,226
         Charges utilized in second quarter ...............              (95)             (276)             (371)
                                                                     -------           -------           -------
         Balance as of June 30, 2004 ......................               89             1,766             1,855
         Charges utilized in third quarter ................               --              (121)             (121)
                                                                     -------           -------           -------
         Balance as of September 30, 2004 .................          $    89           $ 1,645           $ 1,734
                                                                     =======           =======           =======

         The remaining accruals for workforce reductions are expected to be paid by June of 2005. The facilities consolidation charges will be paid over the respective lease terms, the latest of which ends in 2008. The accruals for severance costs and lease payments are recorded in Other accrued expenses and Other liabilities in the consolidated balance sheets.

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

         Product warranty activity for the nine months ended September 30, 2004 and 2003 was as follows:

                                                                                    2004         2003
                                                                                   -------      -------
         Balance at beginning of year ........................................     $ 5,804      $ 6,921
         Provisions for product warranties during the period .................       6,473        2,099
         Direct charges to the warranty liability during the period ..........      (4,429)      (3,279)
                                                                                   -------      -------
         Balance as of September 30 ..........................................     $ 7,848      $ 5,741
                                                                                   =======      =======


13)      Other Income

         During the second quarter of 2004, the Company received $5,042,000 related to the collection of a note receivable that had been written off in the third quarter of 2002. This amount was recorded as a gain and included in Other income in the consolidated statements of operations for the nine months ended September 30, 2004.

14)      Short-term Borrowings

         On August 3, 2004, the Company entered into an unsecured short-term LIBOR based loan agreement with a bank to be utilized primarily by its Japanese subsidiary for short-term liquidity purposes. The credit line, which expires on August 1, 2005, provides for the Company to borrow in multiple currencies of up to an equivalent of $35,000,000 U.S. dollars. At September 30, 2004, the Company had outstanding borrowings of 1.1 billion Yen or $9,982,000 U.S. dollars, payable on demand, at an interest rate of 1.3%.

         Additionally, the Company's Japanese subsidiary has lines of credit and short-term borrowing arrangements with various financial institutions which provided for aggregate borrowings as of September 30, 2004 and December 31, 2003 of up to $28,131,000 and $28,003,000, respectively, which generally expire and are renewed at one to six month intervals. At September 30, 2004 and December 31, 2003, total borrowings outstanding under these arrangements were $10,889,000 and $17,736,000, respectively, at interest rates ranging from 1.24% to 1.29% and 1.23% to 1.50%, respectively.

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

         Our customers include semiconductor capital equipment manufacturers, semiconductor device manufacturers, industrial manufacturing companies, medical equipment manufacturers and university, government and industrial research laboratories. For the nine months ended September 30, 2004 and the full year ended December 31, 2003, we estimate that approximately 77% and 69% of our net sales, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers.

         During the latter half of 2003 and continuing into the first half of 2004, the semiconductor capital equipment market experienced a market upturn after almost a three-year downturn. Starting in the fourth quarter of 2003, we experienced an increase in orders and shipments and as a result have returned to profitability. In the third quarter of 2004 our orders and sales declined from the second quarter of 2004. We currently expect our fourth quarter 2004 sales to be lower than the third quarter of 2004. The semiconductor capital equipment industry has been very cyclical, and we cannot determine how long this trend will last.

         A portion of our sales is to operations in international markets. International sales include sales by our foreign subsidiaries, but exclude direct export sales. For the nine months ended September 30, 2004 and full year ended December 31, 2003, international sales accounted for approximately 34% and 41% of net sales, respectively.

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

                                                          Three Months Ended      Nine Months Ended
                                                             September 30,          September 30,
                                                           2004        2003        2004       2003
                                                          ------      ------      ------     ------
Net sales ............................................     100.0%      100.0%      100.0%     100.0%
Cost of sales ........................................      60.2        66.0        59.6       65.8
                                                          ------      ------      ------     ------
Gross profit .........................................      39.8        34.0        40.4       34.2
Research and development .............................      10.2        14.8        10.2       14.7
Selling, general and administrative ..................      16.4        21.0        15.5       22.2
Amortization of acquired intangible assets ...........       2.6         4.4         2.6        4.7
Restructuring, asset impairment and other charges ....        --         0.4         0.1        0.3
                                                          ------      ------      ------     ------
Income (loss) from operations ........................      10.6        (6.6)       12.0       (7.7)
Interest income, net .................................       0.3         0.3         0.2        0.3
Other income .........................................        --          --         1.3         --
                                                          ------      ------      ------     ------
Income (loss) before income taxes ....................      10.9        (6.3)       13.5       (7.4)
Provision for income taxes ...........................       2.2         0.6         2.7        0.5
                                                          ------      ------      ------     ------
Net income (loss) ....................................       8.7%       (6.9)%      10.8%      (7.9)%
                                                          ======      ======      ======     ======

         Net Sales. Net sales for the three months ended September 30, 2004 increased $58.1 million or 71% to $139.7 million from $81.6 million for the three months ended September 30, 2003. The increase was due mainly to stronger worldwide demand from our semiconductor capital equipment manufacturer and semiconductor device manufacturer customers, which increased $50.6 million or 92% compared to the same period in the prior year. International net sales were $46.6 million for the three months ended September 30, 2004 or 33.4% of net sales compared to $34.5 million for the same period of 2003 or 42.3% of net sales.

         Net sales for the nine months ended September 30, 2004 increased $188.7 million or 80% to $424.2 million from $235.5 million for the nine months ended September 30, 2003. The increase was due mainly to stronger worldwide demand from our semiconductor capital equipment manufacturer and semiconductor device manufacturer customers, which increased $172.3 million or 110% compared to the same period in the prior year. International net sales were $143.3 million for the nine months ended September 30, 2004 or 33.8% of net sales compared to $97.5 million for the same period of 2003 or 41.4% of net sales.

         Gross Profit. Gross profit as a percentage of net sales increased to 39.8% for the three months ended September 30, 2004 from 34.0% for the three months ended September 30, 2003. The increase was mainly due to our overhead costs increasing at a lesser rate than the increase in our net sales, resulting in 3.9 percentage points of margin improvement. The additional favorable change in gross margin of approximately 1.9 percentage points is mostly related to the gradual transition to lower cost material and manufacturing sources, partially offset by unfavorable product mix.

         For the nine months ended September 30, 2004 gross profit increased to 40.4% from 34.2% for the nine months ended September 30, 2003. The increase was mainly due to our overhead costs increasing at a lesser rate than the increase in our net sales, resulting in 5.0 percentage points of margin improvement. The additional favorable change in gross margin of approximately 1.2 percentage points is mostly related to the gradual transition to lower cost material and manufacturing sources, partially offset by unfavorable product mix.

         Research and Development. Our research and development is primarily focused on developing and improving our instruments, components, subsystems and process control solutions that measure, control, power and monitor critical parameters of semiconductor and other advanced manufacturing processes.

         We have hundreds of products and our research and development efforts primarily consist of a large number of projects related to these products, none of which is in and of itself material to us. Current projects typically have a duration of 12 to 30 months depending upon whether the product is an enhancement of existing technology or a new product. Our current initiatives include projects to enhance the performance characteristics of older products, to develop new products and to integrate various technologies into subsystems. These projects support in large part the transition in the semiconductor industry to larger wafer sizes and smaller integrated circuit geometries, which require more advanced process control technology. Research and development expenses consist primarily of salaries and related expense for personnel engaged in research and development, fees paid to consultants, material costs for prototypes and other expenses related to the design, development, testing and enhancement of our products.

         Research and development expense for the three months ended September 30, 2004 increased $2.2 million or 18% to $14.2 million or 10.2% of net sales from $12.0 million or 14.8% of net sales for the three months ended September 30, 2003. The increase was primarily due to increased compensation expense of $1.4 million as a result of higher staffing levels, restored compensation levels, salary increases and incentive compensation, $0.4 million of higher project material expenses and $0.4 million of higher consulting expenses.

         Research and development expense for the nine months ended September 30, 2004 increased $8.4 million or 24% to $43.2 million or 10.2% of net sales from $34.7 million or 14.7% of net sales for the nine months ended September 30, 2003. The increase was primarily due to increased compensation expense of $4.6 million as a result of higher staffing levels, restored compensation levels, salary increases and incentive compensation, $2.6 million of higher project material expenses, mainly related to our power and reactive gas products, and $1.0 million of increased consulting costs.

         We believe that the continued investment in research and development and ongoing development of new products are essential to the expansion of our markets, and expect to continue to make significant investment in research and development activities. We are subject to risks if products are not developed in a timely manner, due to rapidly changing customer requirements and competitive threats from other companies and technologies. Our success primarily depends on our products being designed into new generations of equipment for the semiconductor industry. We develop products that are technologically current so that they are positioned to be chosen for use in each successive generation of semiconductor capital equipment. If our products are not chosen to be designed into our customers' products, our net sales may be reduced during the lifespan of those products.

         Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 30, 2004 increased $5.9 million or 34% to $23.0 million or 16.4% of net sales from $17.1 million or 21.0% of net sales for the three months ended September 30, 2003. The increase was primarily due to higher compensation expense of $2.3 million as a result of restored compensation levels, salary increases, incentive compensation and higher sales commissions, $1.3 million in higher legal fees related mainly to our patent infringement litigation against Advanced Energy, $0.9 million increase in consulting fees primarily for information technology ("IT") related services, and $0.7 million increase in professional fees primarily related to compliance with the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley").

         Selling, general and administrative expenses for the nine months ended September 30, 2004 increased $13.4 million or 26% to $65.8 million or 15.5% of net sales from $52.4 million or 22.2% of net sales for the nine months ended September 30, 2003. The increase was primarily due to higher compensation expense of $7.4 million as a result of restored compensation levels, salary increases, incentive compensation and higher sales commissions, $2.7 million in higher legal fees related mainly to our patent infringement litigation against Advanced Energy, $1.0 million increase in consulting fees primarily for IT related services, and $1.0 million increase in professional fees primarily related to compliance with Sarbanes-Oxley.

         Amortization of Acquired Intangible Assets. Amortization expense of $3.7 million and $11.1 million for the three and nine months ended September 30, 2004, respectively, represents the amortization of the identifiable intangibles resulting from our completed acquisitions. Amortization of identifiable intangibles was $3.6 million and $11.0 million for the three and nine months ended September 30, 2003, respectively.

         Restructuring, Asset Impairment and Other Charges. As a result of our various acquisitions from 2000 through 2002 and the downturn in the semiconductor capital equipment market which began in 2000, we had redundant activities and excess manufacturing capacity and office space. Therefore in 2002, and continuing through the first quarter of 2004, we implemented restructuring activities to rationalize manufacturing operations and reduce operating expenses. As a result, in 2002 we took a restructuring charge of $2.7 million which consisted of $1.2 million related to exiting leased facilities, $0.6 million of severance cost related to 225 terminated employees and an asset impairment charge of $0.9 million.

         During the three months ended June 30, 2003, we recorded restructuring, asset impairment and other charges of $0.3 million related to our restructuring activities. The charges consisted of $0.1 million of severance costs related to workforce reductions, an asset impairment charge of $0.1 million, primarily for assets to be disposed and $0.1 million of professional fees related to the consolidation.

         During the three months ended September 30, 2003, we recorded restructuring, asset impairment and other charges of $0.3 million related to our restructuring activities. The charges consisted of $0.1 million of severance costs related to workforce reductions and $0.2 million of professional fees and other costs related to the consolidation.

         During the three months ended March 31, 2004, we completed our restructuring activities related to the consolidation of operations from acquired companies when we exited an additional leased facility and recorded a restructuring charge of $0.4 million.

         The combined restructuring initiatives are expected to generate annual savings of approximately $12.6 million mainly through reduced payroll and facility related costs. We began to realize savings related to the restructuring initiatives in the fourth quarter of 2002. For the year ending December 31, 2004, we expect to realize approximately $11.8 million of annualized savings. The remaining expected annualized savings should be realized in 2005.

         The following table sets forth the activity in the restructuring accruals from December 31, 2003 to September 30, 2004:

                                                        Workforce       Facility
                                                        Reductions    Consolidations     Total
                                                        ----------    --------------     -----
                                                                     (in thousands)
         Balance as of December 31, 2003 .............    $   199        $ 1,831        $ 2,030
         Restructuring provision in first quarter ....         --            437            437
         Charges utilized in first quarter ...........        (15)          (226)          (241)
                                                          -------        -------        -------
         Balance as of March 31, 2004 ................        184          2,042          2,226
         Charges utilized in second quarter ..........        (95)          (276)          (371)
                                                          -------        -------        -------
         Balance as of June 30, 2004 .................         89          1,766          1,855
         Charges utilized in third quarter ...........         --           (121)          (121)
                                                          -------        -------        -------
         Balance as of September 30, 2004 ............    $    89        $ 1,645        $ 1,734
                                                          =======        =======        =======

         The remaining cash outlays at September 30, 2004 of $1.7 million consist primarily of terminated lease obligations, the latest term of which expires in 2008. These payments will be made out of current working capital.

         Interest Income, Net. During the three and nine months ended September 30, 2004, we generated net interest income of $0.4 million and $1.0 million, respectively, which are comparable to the $0.2 million and $0.8 million for the three and nine months ended September 30, 2003, respectively. The increase in the three and nine months ended September 30, 2004 is mainly related to higher investment balances in 2004.

         Other Income. Other income of $5.4 million for the nine months ended September 30, 2004 consisted primarily of a gain of $5.0 million related to the collection of a note receivable in the second quarter of 2004 that was written off in 2002.

         Provision for Income Taxes. As a result of incurring significant operating losses from 2001 through 2003, we determined that it is more likely than not that our deferred tax assets may not be realized, and since the fourth quarter of 2002 have established a full valuation allowance for our net deferred tax assets. If we generate sustained future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed. If the valuation allowance were reversed, a portion would be recorded as a reduction of goodwill, an additional amount would be recorded as an increase to additional paid-in capital, and the remainder would be recorded as a reduction to income tax expense.

         We recorded a provision for income taxes of $3.0 million and $11.5 million for the three and nine months ended September 30, 2004, respectively, as compared to a provision of $0.5 million and $1.2 million for the three and nine months ended September 30, 2003, respectively. During the three and nine months ended September 30, 2004, our estimated U.S. federal tax liability has been offset by the benefit from U.S. net operating loss carryforwards. The tax rate for the three and nine months ended September 30, 2004 differs from the U.S. statutory rate primarily due to the release of the valuation allowance associated with the utilization of the prior federal net operating loss. The provision for income tax for the three and nine months ended September 30, 2003 was comprised of tax expense from foreign operations and state taxes.

LIQUIDITY AND CAPITAL RESOURCES

      Cash, cash equivalents and short-term marketable securities totaled $206.6 million at September 30, 2004 compared to $129.2 million at December 31, 2003. This increase is mainly due to net proceeds of approximately $32.5 million from our public offering of common stock in the first quarter of 2004 and $43.1 million of cash generated from operations during the nine months ended September 30, 2004. The primary driver in our current and anticipated future cash flows is and will continue to be cash generated from operations, consisting mainly of our net income and changes in operating assets and liabilities. In periods when our sales are growing, higher sales to customers will result in increased trade receivables and inventories will generally increase as we build products for future sales. This may result in lower cash generated from operations. Conversely, in periods when our sales are declining our trade accounts receivable and inventory balances will generally decrease, resulting in increased cash from operations.

      Net cash provided by operating activities of $43.1 million for the nine months ended September 30, 2004 resulted mainly from net income of $45.7 million, non-cash depreciation and amortization expenses of $20.5 million and an increase in operating liabilities of $30.3 million, partially offset by an increase in operating assets of $48.4 million and a $5.0 million gain related to the collection of a previously written off note receivable. The increase in operating assets consisted mainly of an increase in accounts receivable of $20.4 million due to the higher shipments in the third quarter of 2004 of $139.7 million as compared to the fourth quarter of 2003 of $101.8 million, partially offset by a decrease in our days sales outstanding from 63 days for the nine months ended September 30, 2003 to 55 days for the nine months ended September 30, 2004 as a result of improved cash collections, and an increase in inventory of $22.5 million as a result of higher production volumes in 2004 to support the higher revenues. The increase in operating liabilities consisted primarily of an increase in accrued expenses and other current liabilities of $15.2 million resulting mainly from increased accrued compensation, warranty reserves and non-income related tax accruals, as well as a $14.7 million increase in income tax payable. Net cash used in operating activities of $3.8 million for the nine months ended September 30, 2003 resulted mainly from a net loss of $18.5 million and an increase in operating assets of $8.5 million, offset by non-cash charges included in the net loss for depreciation and amortization of $22.2 million and an increase in operating liabilities of $1.0 million. The increase in operating assets consisted mainly of an increase in accounts receivable of $6.7 million due to the timing of shipments during the quarter.

      Net cash used in investing activities of $31.6 million for the nine months ended September 30, 2004 resulted from the net purchases of $25.0 million of available for sale investments mainly from the net proceeds received from our stock offering in the first quarter, and the purchase of property, plant and equipment of $14.0 million for investments in manufacturing equipment and for consolidation of our IT infrastructure, partially offset by proceeds of $5.0 million received from the collection of a note receivable that was previously written off. Net cash used in investing activities of $18.4 million for the nine months ended September 30, 2003 consisted mainly of net purchases of short-term and long-term available for sale investments of $12.0 million, purchases of property, plant and equipment of $4.7 million and $2.2 million for the purchase of a business.

      Net cash provided by financing activities of $38.0 million for the nine months ended September 30, 2004 consisted primarily of $32.5 million in net proceeds received from our common stock offering in the first quarter, $4.0 million in proceeds from the exercise of stock options and purchases under the employee stock purchase plan, and net proceeds of $3.7 million from short-term borrowings, partially offset by $2.1 million of principal payments on long-term debt. Net cash used in financing activities of $0.7 million for the nine months ended September 30, 2003 consisted of principal payments of $4.7 million on long-term debt and capital lease obligations offset by proceeds from the exercise of stock options of $4.4 million.

         On August 3, 2004, we entered into an unsecured short-term LIBOR based loan agreement with a bank to be utilized primarily by our Japanese subsidiary for short-term liquidity purposes. The credit line, which expires on August 1, 2005, provides for us to borrow in multiple currencies of up to an equivalent $35.0 million. At September 30, 2004, we had outstanding borrowings of $10.0 million, payable on demand, at an interest rate of 1.3%.

         We believe that our current working capital, together with the cash anticipated to be generated from operations and funds available from existing credit facilities, will be sufficient to satisfy our estimated working capital and planned capital expenditure requirements through at least the next twelve months.

         As of September 30, 2004, we had $59.4 million of purchase obligations compared to $50.2 million at December 31, 2004. The increase is mainly due to inventory purchase commitments as a result of increased production volumes in 2004. The majority of the outstanding inventory purchase commitments of approximately $54.9 million at September 30, 2004 are to be purchased within the next 12 months.

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

         We estimate that approximately 77% of our net sales for the nine months ended September 30, 2004 and 69%, 70% and 64% of our net sales for the years ended December 31, 2003, 2002 and 2001, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers, and we expect that sales to such customers will continue to account for a substantial majority of our sales. Our business depends upon the capital expenditures of semiconductor device manufacturers, which in turn depend upon the demand for semiconductors. Periodic reductions in demand for the products manufactured by semiconductor capital equipment manufacturers and semiconductor device manufacturers may adversely affect our business, financial condition and results of operations.

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

THE LOSS OF NET SALES TO ANY ONE OF OUR MAJOR CUSTOMERS WOULD LIKELY HAVE A MATERIAL ADVERSE EFFECT ON US.

         Our top ten customers accounted for approximately 50% of our net sales for the nine months ended September 30, 2004, and 42%, 49% and 39% of our net sales for the years ended December 31, 2003, 2002 and 2001, respectively. The loss of a major customer or any reduction in orders by these customers, including reductions due to market or competitive conditions, would likely have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2004 and years ended December 31, 2003, 2002 and 2001, one customer, Applied Materials, accounted for approximately 20%, 18%, 23% and 18%, respectively, of our net sales. None of our significant customers, including Applied Materials, has entered into an agreement requiring it to purchase any minimum quantity of our products. The demand for our products from our semiconductor capital equipment customers depends in part on orders received by them from their semiconductor device manufacturer customers.

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

         In addition, with future acquisitions, we could use substantial portions of our available cash as all or a portion of the purchase price. We could also issue additional securities as consideration for these acquisitions, which could cause significant stockholder dilution. Our prior acquisitions and any future acquisitions may not ultimately help us achieve our strategic goals and may pose other risks to us.

         As a result of our previous acquisitions, we have added several different decentralized operating and accounting systems, resulting in a complex reporting environment. We expect that we will need to continue to modify our accounting policies, internal controls, procedures and compliance programs to provide consistency across all our operations. In order to increase efficiency and operating effectiveness and improve corporate visibility into our decentralized operations, we are currently in the planning and design phase of implementing a new worldwide ERP system. We expect to implement the ERP system by converting our operations in phases over the next few years, beginning in the first half of 2005. Although we have a detailed plan to accomplish the ERP implementation, we may risk potential disruption of our operations during the conversion periods, the implementation could require significantly more management time than currently estimated and we could incur significantly higher implementation costs than currently estimated.

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

         Our ability to increase sales of certain products depends in part upon our ability to expand our manufacturing capacity for such products in a timely manner. If we are unable to expand our manufacturing capacity on a timely basis or to manage such expansion effectively, our customers could implement our competitors' products and, as a result, our market share could be reduced. Because the semiconductor industry is subject to rapid demand shifts which are difficult to foresee, we may not be able to increase capacity quickly enough to respond to a rapid increase in demand. Additionally, capacity expansion could increase our fixed operating expenses and if sales levels do not increase to offset the additional expense levels associated with any such expansion, our business, financial condition and results of operations could be materially adversely affected.

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

         International sales include sales by our foreign subsidiaries, but exclude direct export sales, which were less than 10% of our total net sales for the nine months ended September 30, 2004 and each of the years ended December 31, 2003, 2002 and 2001. International sales accounted for approximately 34% of our net sales for the nine months ended September 30, 2004 and 41%, 36% and 31% of net sales for the years ended December 31, 2003, 2002 and 2001, respectively, a significant portion of which were sales to Japan.

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

CERTAIN STOCKHOLDERS HAVE A SUBSTANTIAL INTEREST IN US AND MAY BE ABLE TO EXERT SUBSTANTIAL INFLUENCE OVER OUR ACTIONS.

         As of September 30, 2004, John R. Bertucci, our Chairman and Chief Executive Officer and certain members of his family, in the aggregate, beneficially owned approximately 18% of our outstanding common stock. As a result, these stockholders, acting together, are able to exert substantial influence over our actions. Pursuant to the acquisition of the ENI Business of Emerson Electric Co. ("Emerson"), we issued approximately 12,000,000 shares of common stock to Emerson and its wholly owned subsidiary, Astec America, Inc. Emerson owned approximately 19% of our outstanding common stock as of September 30, 2004, and James G. Berges, the President and a director of Emerson, is a member of our board of directors. Accordingly, Emerson is able to exert substantial influence over our actions.

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

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Information concerning market risk is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2004. We enter into forward exchange contracts to reduce currency exposure arising from intercompany sales of inventory. There were no material changes in our exposure to market risk from December 31, 2003.

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

b)       Changes in internal control over financial reporting.

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

PART II           OTHER INFORMATION

         ITEM 1.           LEGAL PROCEEDINGS.

         On July 12, 2004, Advanced Energy Industries, Inc. ("Advanced Energy") filed suit against us in federal district court in Delaware, seeking injunctive relief and damages for alleged infringement of a patent held by Advanced Energy. On August 30, 2004, we filed our answer to the complaint, denying Advanced Energy's claims and stating a counterclaim seeking a declaratory judgment that the claims of the patent are invalid, unenforceable and not infringed by us or our products. Given that the litigation is in the early stages, we cannot be certain of the outcome of this litigation, but plan to oppose the claims vigorously.

         On January 12, 2004, Gas Research Institute ("GRI") brought suit in federal district court in Illinois against us, On-Line Technologies, Inc. ("On-Line") which we acquired in 2001, and another defendant, Advanced Fuel Research, Inc. ("AFR"), for breach of contract, misappropriation of trade secrets and related claims relating to certain infra-red gas analysis technology allegedly developed under a January 1995 Contract for Research between GRI and AFR. The technology was alleged to have been incorporated into certain of our products. GRI made claims for damages, exemplary damages, attorney's fees and costs and injunctive relief. We filed an answer, denying liability and asserting various defenses to GRI's claims. We also asserted a cross-claim against co-defendant AFR, alleging misrepresentation, breach of contract and breach of various duties owed by AFR, and alleging that in the event we and On-Line are held liable to GRI, AFR would be required to reimburse, indemnify, and hold harmless On-Line and us for any such liability. AFR filed a motion to dismiss the action for lack of personal jurisdiction or, in the alternative, to transfer the case to another federal court, which motion was denied in August 2004. On November 9, 2004, the parties entered into a settlement agreement and the court dismissed the case, including cross-claims, pursuant to the settlement.

         On April 3, 2003, Advanced Energy filed suit against us in federal district court in Colorado ("Colorado Action"), seeking a declaratory judgment that Advanced Energy's Xstream product does not infringe three patents held by our subsidiary Applied Science and Technology, Inc. ("ASTeX"). On May 14, 2003, we brought suit in federal district court in Delaware against Advanced Energy for infringement of five ASTeX patents, including the three patents at issue in the Colorado Action. We sought injunctive relief and damages for Advanced Energy's infringement. These lawsuits are unrelated to the Advanced Energy litigation described above. On December 24, 2003, the Colorado court granted our motion to transfer Advanced Energy's Colorado Action to Delaware. In connection with the jury trial, the parties agreed to present the jury with representative claims from three of the five ASTeX patents. On July 23, 2004, the jury found that Advanced Energy infringed all three patents. We have filed a motion for a permanent injunction, which is pending before the court and the parties are currently briefing post-trial motions in that case. The parties are also awaiting a trial with respect to damages and associated claims of MKS and certain remaining affirmative defenses and related claims of Advanced Energy. That trial date has not yet been scheduled.

         On November 3, 1999, On-Line brought suit in federal district court in Connecticut against Perkin-Elmer, Inc. and certain other defendants for infringement of On-Line's patent related to its FTIR spectrometer product and related claims. The suit sought injunctive relief and damages for infringement. Perkin-Elmer, Inc. filed a counterclaim seeking invalidity of the patent, costs and attorneys' fees. In June 2002, the defendants filed a motion for summary judgment. In April 2003, the court granted the motion and dismissed the case. We appealed this decision to the federal circuit court of appeals. On October 13, 2004, the federal circuit court of appeals reversed the lower court's dismissal of certain claims in the case. Accordingly, the court is expected to reinstate the case in federal district court in Connecticut.

         We are subject to other legal proceedings and claims, which have arisen in the ordinary course of business.

           In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 6.    EXHIBITS.

           Exhibit No.     Exhibit Description
           -----------     -------------------

               10.1* Form of Nonstatutory Stock Option Agreement to be granted under the 2004 Stock Incentive Plan.


               10.2+ *     Form of 2004 Management Incentive Bonus Program

               10.3        Optional Advanced Demand Grid Note dated August 3,
                           2004 in favor of HSBC Bank USA.

               31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities
                           Exchange Act of 1934, as amended

               31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities
                           Exchange Act of 1934, as amended

               32.1        Certification of Chief Executive Officer pursuant to
                           18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

               32.2        Certification of Chief Financial Officer pursuant to
                           18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

- ----------

         *        Management contract or compensatory plan arrangement.

         + Confidential treatment requested as to certain portions which portions have been separately filed with the Securities and Exchange Commission.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MKS INSTRUMENTS, INC.

November 9, 2004                  By: /s/ Ronald C. Weigner
                                      ------------------------------------------
                                      Ronald C. Weigner
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)