Form 10-Q
period 2005-03-31
MKS INSTRUMENTS INC
filed 2005-05-09
CIK 1049502

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

      (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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

      Number of shares outstanding of the issuer's common stock as of April 28, 2005: 53,930,001

                              MKS INSTRUMENTS, INC.
                                    FORM 10-Q
                                      INDEX

PART I.  FINANCIAL INFORMATION                                                            3

         ITEM 1.  FINANCIAL STATEMENTS.                                                   3

                  Consolidated Balance Sheets -
                  March 31, 2005 and December 31, 2004                                    3

                  Consolidated Statements of Operations -
                  Three months ended March 31, 2005 and 2004                              4

                  Consolidated Statements of Cash Flows -
                  Three months ended March 31, 2005 and 2004                              5

                  Notes to Consolidated Financial Statements                              6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.                                   13

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.            25

         ITEM 4.  CONTROLS AND PROCEDURES.                                               25

PART II. OTHER INFORMATION                                                               26

         ITEM 1.  LEGAL PROCEEDINGS.                                                     26

         ITEM 6.  EXHIBITS.                                                              27

PART I.  FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS.

                              MKS INSTRUMENTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                           March 31, 2005         December 31, 2004
                                                                           --------------         -----------------
                                                                            (Unaudited)
                                     ASSETS

Current assets:
    Cash and cash equivalents............................................    $ 150,233               $ 138,389
    Short-term investments...............................................       94,684                  97,511
    Trade accounts receivable, net.......................................       82,770                  82,315
    Inventories..........................................................       97,663                  99,633
    Deferred income taxes................................................       11,638                  12,129
    Other current assets.................................................       10,348                   9,908
                                                                             ---------               ---------
        Total current assets.............................................      447,336                 439,885
    Long-term investments................................................        2,597                   4,775
    Property, plant and equipment, net...................................       80,197                  80,917
    Goodwill, net........................................................      256,114                 255,740
    Acquired intangible assets, net......................................       37,806                  41,604
    Deferred income taxes................................................        2,237                   2,184
    Other assets.........................................................        3,145                   3,572
                                                                             ---------               ---------
        Total assets.....................................................    $ 829,432               $ 828,677
                                                                             =========               =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term borrowings................................................    $  19,742               $  22,440
    Current portion of long-term debt....................................        2,060                   2,069
    Accounts payable.....................................................       26,283                  23,338
    Accrued compensation.................................................       10,650                  13,767
    Income taxes payable.................................................        8,814                   9,133
    Other accrued expenses...............................................       19,716                  21,438
                                                                             ---------               ---------
        Total current liabilities........................................       87,265                  92,185
Long-term debt...........................................................        6,690                   6,667
Other liabilities........................................................        3,621                   3,191
Commitments and contingencies (Note 9)

Stockholders' equity:
    Preferred Stock, $0.01 par value, 2,000,000 shares
        authorized; none issued and outstanding..........................            -                       -
    Common Stock, no par value, 200,000,000 shares authorized;
        53,924,201 and 53,839,098 issued and outstanding at
        March 31, 2005 and December 31, 2004, respectively...............          113                     113
    Additional paid-in capital...........................................      632,808                 631,760
    Retained earnings....................................................       87,535                  82,077
    Accumulated other comprehensive income...............................       11,400                  12,684
                                                                             ---------               ---------
        Total stockholders' equity.......................................      731,856                 726,634
                                                                             ---------               ---------
        Total liabilities and stockholders' equity.......................    $ 829,432               $ 828,677
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

                              MKS INSTRUMENTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                        2005                    2004
                                                                        ----                    ----
Net sales.........................................................   $   127,407              $  132,985
Cost of sales.....................................................        78,045                  78,756
                                                                     -----------              ----------
Gross profit......................................................        49,362                  54,229

Research and development..........................................        14,549                  14,336
Selling, general and administrative...............................        23,849                  20,152
Amortization of acquired intangible assets........................         3,690                   3,693
Restructuring charges.............................................           454                     437
                                                                     -----------              ----------
Income from operations............................................         6,820                  15,611
Interest expense..................................................           174                     152
Interest income...................................................         1,272                     424
                                                                     -----------              ----------
Income before income taxes........................................         7,918                  15,883
Provision for income taxes........................................         2,460                   3,177
                                                                     -----------              ----------
Net income........................................................   $     5,458              $   12,706
                                                                     ===========              ==========

Net income per share:
     Basic........................................................   $      0.10              $     0.24
                                                                     ===========              ==========
     Diluted......................................................   $      0.10              $     0.23
                                                                     ===========              ==========

Weighted average common shares outstanding:
     Basic........................................................        53,878                  53,255
                                                                     ===========              ==========
     Diluted......................................................        54,393                  55,085
                                                                     ===========              ==========

    The accompanying notes are an integral part of the consolidated financial statements.

                              MKS INSTRUMENTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                              2005            2004
                                                                                              ----            ----
Cash flows from operating activities:
    Net income............................................................................  $  5,458         $ 12,706
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization....................................................     6,713            6,913
         Other............................................................................       107              126
         Changes in operating assets and liabilities:
             Trade accounts receivable....................................................    (1,785)         (21,590)
             Inventories..................................................................       699          (12,276)
             Other current assets.........................................................      (547)          (2,520)
             Accrued expenses and other current liabilities...............................    (2,646)           5,745
             Accounts payable.............................................................     1,802            8,991
             Income taxes payable.........................................................        84            8,631
                                                                                            --------         --------
    Net cash provided by operating activities.............................................     9,885            6,726
                                                                                            --------         --------

    Cash flows from investing activities:
        Purchases of short-term and long-term available for sale investments..............   (45,434)         (44,030)
        Maturities and sales of short-term and long-term available for sale investments...    51,937           23,240
        Purchases of property, plant and equipment........................................    (2,342)          (4,248)
        Other.............................................................................       366              802
                                                                                            --------         --------
    Net cash provided by (used in) investing activities...................................     4,527          (24,236)
                                                                                            --------         --------

    Cash flows from financing activities:
        Proceeds from short-term borrowings...............................................    21,067           23,452
        Payments on short-term borrowings.................................................   (22,982)         (21,576)
        Principal payments on long-term debt..............................................      (390)            (486)
        Proceeds from issuance of common stock, net of issuance costs.....................         -           32,529
        Proceeds from exercise of stock options and employee stock purchase plan..........       746            1,895
                                                                                            --------         --------
    Net cash (used in) provided by financing activities...................................    (1,559)          35,814
                                                                                            --------         --------

    Effect of exchange rate changes on cash and cash equivalents..........................    (1,009)          (1,032)
                                                                                            --------         --------
    Increase in cash and cash equivalents.................................................    11,844           17,272
    Cash and cash equivalents at beginning of period......................................   138,389           74,660
                                                                                            --------         --------
    Cash and cash equivalents at end of period............................................  $150,233         $ 91,932
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

                              MKS INSTRUMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Tables in thousands, except per share data)

1)    Basis of Presentation

      The terms "MKS" and the "Company" refer to MKS Instruments, Inc. and its subsidiaries. The interim financial data as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 is unaudited; however, in the opinion of MKS, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the December 31, 2004 audited consolidated financial statements and notes thereto included in the MKS Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

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

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            2005              2004
                                                                                            ----              ----
Net income as reported ...........................................................       $     5,458        $   12,706
     Deduct: Total stock-based employee compensation expense determined under the
       fair-value-based method for all awards, net of tax ........................           (18,890)           (6,074)
                                                                                         -----------        ----------
Pro forma net income (loss) ......................................................       $   (13,432)       $    6,632
                                                                                         ===========        ==========
Basic net income (loss) per share:
     As reported .................................................................       $      0.10        $     0.24
                                                                                         ===========        ==========
     Pro forma ...................................................................       $     (0.25)       $     0.12
                                                                                         ===========        ==========
Diluted net income (loss) per share:
     As reported .................................................................       $      0.10        $     0.23
                                                                                         ===========        ==========
     Pro forma ...................................................................       $     (0.25)       $     0.12
                                                                                         ===========        ==========

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                  (Tables in thousands, except per share data)

      There was no tax benefit included in the stock-based employee compensation expense determined under the fair-value-based method for the three months ended March 31, 2004, as the Company had a full valuation allowance for its net deferred tax assets at March 31, 2004. For the three months ended March 31, 2005, stock-based employee compensation expense is net of the related tax benefit.

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R replaces SFAS 123 and supersedes APB 25. SFAS 123R focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. SFAS 123R was originally expected to be effective for the Company beginning in its third quarter of fiscal 2005. In April 2005, the effective date was amended by the Securities and Exchange Commission. As a result, SFAS 123R is now effective for the Company as of the first annual period that begins after June 15, 2005. Accordingly, the Company will adopt SFAS 123R in its first quarter of fiscal 2006. The Company expects to use the modified-prospective transition method and will not restate prior periods for the adoption of SFAS 123R. Although the Company is currently evaluating the provisions of SFAS 123R and its implications on its employee benefit plans, it believes that the adoption of this standard, based on the terms of the options outstanding at March 31, 2005, will have a material effect on its net income for the year ending December 31, 2006.

      On January 7, 2005, the Company accelerated the vesting of outstanding stock options granted to employees and officers with an exercise price of $23.00 or greater. As a result of this action, options to purchase approximately 1.6 million shares of the Company's common stock became exercisable on January 7, 2005. No compensation expense was recorded in the Company's Consolidated Statement of Operations for the three months ended March 31, 2005 related to this action as these options had no intrinsic value on January 7, 2005. For purposes of the SFAS No. 123 proforma calculation above, the expense related to the options that were accelerated was $16,886,000, net of tax, for the three months ended March 31, 2005. The reason that the Company accelerated the vesting of the identified stock options was to reduce the Company's compensation expense in periods subsequent to the adoption of SFAS 123R.

3)    Goodwill and Intangible Assets

      Intangible Assets

      Acquired amortizable intangible assets consisted of the following as of March 31, 2005:

                                                                     Gross Carrying      Accumulated        Net Carrying
                                                                         Amount          Amortization          Amount
                                                                         ------          ------------          ------
      Completed technology..........................................   $ 72,632           $(43,049)           $29,583
      Customer relationships........................................      6,640             (3,811)             2,829
      Patents, trademarks, tradenames and other.....................     12,393             (6,999)             5,394
                                                                       --------           --------            -------
                                                                       $ 91,665           $(53,859)           $37,806
                                                                       ========           ========            =======

      Acquired amortizable intangible assets consisted of the following as of December 31, 2004:

                                                                                                               Net
                                                                     Gross Carrying       Accumulated        Carrying
                                                                        Amount           Amortization         Amount
                                                                        ------           ------------         ------
      Completed technology..........................................    $ 72,738           $(39,969)          $32,769
      Customer relationships........................................       6,640             (3,581)            3,059
      Patents, trademarks, tradenames and other.....................      12,395             (6,619)            5,776
                                                                        --------           --------           -------
                                                                        $ 91,773           $(50,169)          $41,604
                                                                        ========           ========           =======

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                  (Tables in thousands, except per share data)

      Aggregate amortization expense related to acquired intangibles for the three months ended March 31, 2005 and 2004 was $3,690,000 and $3,693,000, respectively. Estimated amortization expense related to acquired intangibles for the remainder of 2005 and for each of the four succeeding fiscal years is as follows:

                                      Year        Amount
                                      ----        ------
                                      2005       $10,173
                                      2006        11,763
                                      2007        11,129
                                      2008         2,759
                                      2009         1,205

      Goodwill

      The change in the carrying amount of goodwill during the three months ended March 31, 2005 was not material.

4)    Net Income Per Share

      The following table sets forth the computation of basic and diluted net income per share:

                                                                          Three Months Ended
                                                                               March 31,
                                                                          2005          2004
                                                                          ----          ----
      Numerator
           Net income ..............................................     $ 5,458      $ 12,706
                                                                         =======      ========
      Denominator
         Shares used in net income per common share - basic ........      53,878        53,255
         Effect of dilutive securities:
              Stock options and employee stock purchase plan .......         515         1,830
                                                                         -------      --------
         Shares used in net income per common share - diluted ......      54,393        55,085
                                                                         =======      ========
      Net income per common share
            Basic ..................................................     $  0.10      $   0.24
                                                                         =======      ========
            Diluted ................................................     $  0.10      $   0.23
                                                                         =======      ========

      For purposes of computing diluted net income per common share, 7,164,024 and 2,543,000 outstanding options for the three months ended March 31, 2005 and 2004, respectively, were excluded from the calculation as their inclusion would be anti-dilutive. There were options to purchase approximately 9,938,150 and 9,111,000 shares of the Company's common stock outstanding as of March 31, 2005 and 2004, respectively.

5)    Inventories

      Inventories consist of the following:

                                                                         March 31,      December 31,
                                                                           2005            2004
                                                                           ----            ----
      Raw material.....................................................   $49,537         $46,479
      Work in process..................................................    19,895          18,330
      Finished goods...................................................    28,231          34,824
                                                                          -------         -------
                                                                          $97,663         $99,633
                                                                          =======         =======

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                  (Tables in thousands, except per share data)

6)    Stockholders' Equity

      Comprehensive Income

      Components of comprehensive income were as follows:

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                              2005               2004
                                                                                              ----               ----
      Net income.......................................................................      $ 5,458           $ 12,706
      Other comprehensive income (loss):
          Changes in value of financial instruments designated as cash flow
             hedges (net of taxes of $515 and $0, respectively)........................          856                510
          Foreign currency translation adjustment......................................       (2,078)                54
          Unrealized gain (loss) on investments (net of tax
             benefit of $38 and $0, respectively)......................................          (62)                26
                                                                                             -------           --------
      Other comprehensive income (loss)................................................       (1,284)               590
                                                                                             -------           --------
      Total comprehensive income.......................................................      $ 4,174           $ 13,296
                                                                                             =======           ========

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

7)    Income Taxes

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

      As a result of incurring significant operating losses from 2001 through 2003, the Company established a full valuation allowance for its net deferred tax assets. During the fourth quarter of 2004, after examining a number of factors, including historical results and near term earnings projections, the Company determined that it was more likely than not that it would realize all of its net deferred tax assets, except for those related to certain state tax credits. At March 31, 2005, the Company continues to maintain a valuation allowance for certain state tax credits for which it is more likely than not that they will not be realized.

      The Company's effective tax rate for the quarter ending March 31, 2005 was 31%. The effective tax rate is less than the statutory tax rate primarily due to the profits of the Company's international subsidiaries being taxed at rates lower than the U.S. statutory tax rate.

      On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act contains a provision allowing U.S. multinational companies a one-time incentive to repatriate foreign earnings at an effective tax rate of 5.25%. The Company has continued to examine the effects of the repatriation provision but is awaiting the issuance of clarifying regulations from the Treasury Department before completing its evaluation. Through March 31, 2005, the Company has not provided deferred income taxes on the undistributed earnings of

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                  (Tables in thousands, except per share data)

      its foreign subsidiaries because such earnings were intended to be permanently reinvested outside the U.S. Determination of the potential deferred income tax liability on these undistributed earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs. At March 31, 2005, the Company had $58,213,000 of undistributed earnings in its foreign subsidiaries.

8)    Geographic, Product and Significant Customer Information

      The Company operates in one segment for the development, manufacturing, sales and servicing of products that measure, control, power and monitor critical parameters of advanced manufacturing processes. The Company's chief decision maker reviews operating results for the entire Company to make decisions about allocating resources and assessing performance for the entire Company.

      Information about the Company's operations in different geographic regions is presented in the tables below. Net sales to unaffiliated customers are based on the location in which the sale originated. Transfers between geographic areas are at negotiated transfer prices and have been eliminated from consolidated net sales.

                                                                                              Three Months Ended
                                                                                                  March 31,
                                                                                            2005             2004
                                                                                            ----             ----
      Geographic net sales
         United States..............................................................      $  77,917       $   84,976
         Japan......................................................................         21,062           21,355
         Europe.....................................................................         14,897           11,521
         Asia.......................................................................         13,531           15,133
                                                                                          ---------       ----------
                                                                                          $ 127,407       $  132,985
                                                                                          =========       ==========

                                                                                           March 31,      December 31,
                                                                                             2005            2004
                                                                                             ----            ----
      Long-lived assets:
          United States.............................................................        $67,867         $68,719
          Japan.....................................................................          6,042           6,202
          Europe....................................................................          5,304           5,544
          Asia......................................................................          4,129           4,024
                                                                                            -------         -------
                                                                                            $83,342         $84,489
                                                                                            =======         =======

      The Company groups its products into three product groups. Net sales for these product groups are as follows:

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                             2005           2004
                                                                                             ----           ----
      Instruments and Control Systems............................................          $  60,850      $  61,360
      Power and Reactive Gas Products............................................             52,359         54,805
      Vacuum Products............................................................             14,198         16,820
                                                                                           ---------      ---------
                                                                                           $ 127,407      $ 132,985
                                                                                           =========      =========

      The Company had two customers comprising 15% and 10%, respectively, of net sales for the three months ended March 31, 2005 and one customer comprising 20% of net sales for the three months ended March 31, 2004.

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                  (Tables in thousands, except per share data)

9)    Commitments and Contingencies

      On April 3, 2003, Advanced Energy Industries, Inc. ("Advanced Energy") filed suit against MKS in federal district court in Colorado ("Colorado Action"), seeking a declaratory judgment that Advanced Energy's Xstream product does not infringe three patents held by MKS' subsidiary, Applied Science and Technology, Inc. ("ASTeX"). On May 14, 2003, MKS brought suit in federal district court in Delaware against Advanced Energy for infringement of five ASTeX patents (the "Delaware Action"), including the three patents at issue in the Colorado Action. MKS sought injunctive relief and damages for Advanced Energy's infringement. On December 24, 2003, the Colorado court granted our motion to transfer Advanced Energy's Colorado Action to Delaware. In connection with the jury trial, the parties agreed to present the jury with representative claims from three of the five ASTeX patents. On July 23, 2004, the jury found that Advanced Energy infringed all three patents. On March 31 and April 5, 2005, the Court issued orders concerning a number of pre- and post-trial motions. Several other post-trial motions remain pending. The Court referred several of the pending motions to a special master for decision, and the Court scheduled a hearing for May 26, 2005 to address scheduling issues, including the trial of any remaining issues in the Delaware Action. MKS expects that the second phase of trial will address MKS' claims of damages and willful infringement against Advanced Energy and will also address certain of Advanced Energy's affirmative defenses that remain in the Delaware Action. The parties are currently briefing issues that were referred to the special master for decision.

      On November 3, 1999, On-Line Technologies, Inc. ("On-Line"), which was acquired by MKS in 2001, brought suit in federal district court in Connecticut against Perkin-Elmer, Inc. and certain other defendants for infringement of On-Line's patent related to its FTIR spectrometer product and related claims. The suit sought injunctive relief and damages for infringement. Perkin-Elmer, Inc. filed a counterclaim seeking invalidity of the patent, costs and attorneys' fees. In June 2002, the defendants filed a motion for summary judgment. In April 2003, the court granted the motion and dismissed the case. MKS appealed this decision to the federal circuit court of appeals. On October 13, 2004, the federal circuit court of appeals reversed the lower court's dismissal of certain claims in the case. Accordingly, the case has been remanded to the United States District Court in Connecticut for further proceedings on the merits of the remaining claims. On March 11, 2005, Perkin-Elmer, Inc. submitted to the court a stipulation agreeing that they have infringed a specified claim of On-Line's patent and filed a motion for summary judgment that such patent claim is invalid. On April 6, 2005, On-Line filed a reply to the summary judgment motion. The parties are awaiting the court's response to the motion.

      The Company is subject to other legal proceedings and claims, which have arisen in the ordinary course of business.

      In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's results of operations, financial condition or cash flows.

10)   Restructuring Charges

      As a result of the Company's various acquisitions from 2000 through 2002 and the downturn in the semiconductor capital equipment market which began in 2000, the Company had redundant activities and excess manufacturing capacity and office space. Therefore, in 2002 and continuing through the first quarter of 2004, the Company implemented restructuring activities to rationalize manufacturing operations and reduce operating expenses. As a result of these actions, the Company recorded restructuring, asset impairment charges and other charges of $2,726,000, $1,593,000 and $437,000 in 2002, 2003 and 2004, respectively. The charges consisted of $987,000 of severance costs related to workforce reductions, $2,810,000 related to consolidation of leased facilities, and asset impairment charges of $959,000 primarily related to the impairment of an intangible asset from the discontinuance of certain product development activities. The fair value of the impaired intangible asset was determined using the expected present value of future cash flows. The workforce reductions were across all functional groups.

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                  (Tables in thousands, except per share data)

      During the three months ended March 31, 2005, the Company initiated a restructuring plan related to its Berlin, Germany location. This consolidation of activities included the reduction of 16 employees. The total restructuring charge related to this consolidation was $454,000, which consisted of $251,000 related to the repayment of a government grant and $203,000 in severance costs. The Company expects to incur approximately $100,000 in additional severance charges through the end of 2005, when the plan should be completed.

      The following table sets forth the activity in the restructuring accruals from December 31, 2004 to March 31, 2005:

                                                               Workforce          Facility
                                                               Reductions       Consolidations      Other         Total
                                                               ----------       --------------      -----         -----
      Balance as of December 31, 2004.......................     $  89             $1,532           $    -        $1,621
      Restructuring provision in first quarter..............       203                  -              251           454
      Charges utilized in first quarter.....................        (9)              (110)               -          (119)
                                                                 -----             ------           ------        ------
      Balance as of March 31, 2005..........................     $ 283             $1,422           $  251        $1,956
                                                                 =====             ======           ======        ======

      The remaining accruals for workforce reductions are expected to be paid by December of 2005. The facilities consolidation charges will be paid over the respective lease terms, the latest of which ends in 2008. The accruals for severance costs and lease payments are recorded in Other accrued expenses and Other liabilities in the consolidated balance sheets.

11)   Product Warranties

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

      Product warranty activities for the three months ended March 31 were as follows:

                                                                                              2005          2004
                                                                                              ----          ----
      Balance at beginning of year.........................................................  $7,601        $ 5,804
      Provisions for product warranties during the first quarter ..........................   2,083          1,704
      Direct charges to the warranty liability during the first quarter....................  (1,970)        (1,146)
                                                                                             ------        -------
      Balance at the end of the first quarter..............................................  $7,714        $ 6,362
                                                                                             ======        =======

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

      We are managed as one operating segment which is organized around three product groups: Instruments and Control Systems, Power and Reactive Gas Products, and Vacuum Products. Our products are derived from our core competencies in pressure measurement and control, materials delivery, gas and thin-film composition analysis, control and information management, power and reactive gas generation and vacuum technology. Our products are used to manufacture semiconductors and thin film coatings for diverse markets such as flat panel displays, optical and magnetic storage media, architectural glass, and electro-optical products. We also provide technologies for other markets, including the medical imaging equipment market.

      Our customers include semiconductor capital equipment manufacturers, semiconductor device manufacturers, industrial manufacturing companies, medical equipment manufacturers and university, government and industrial research laboratories. For the three months ended March 31, 2005 and the full year ended December 31, 2004, we estimate that approximately 72% and 74% of our net sales, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers.

      During the latter half of 2003 and continuing into the first half of 2004, the semiconductor capital equipment market experienced a market upturn after a downturn of almost three years. Starting in the fourth quarter of 2003, we experienced an increase in orders and shipments and as a result have returned to profitability. Beginning in the third quarter of 2004 and continuing through the first quarter of 2005, our orders and sales have declined from the level achieved in the second quarter of 2004. We currently expect our second quarter 2005 sales to be approximately the same as sales for the first quarter of 2005. The semiconductor capital equipment industry is subject to rapid demand shifts which are difficult to predict.

      A portion of our sales is to operations in international markets. International sales include sales by our foreign subsidiaries, but exclude direct export sales. For the three months ended March 31, 2005 and full year ended December 31, 2004, international sales accounted for approximately 39% and 34% of net sales, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. There have been no material changes in our critical accounting policies since December 31, 2004. See the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2004.

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated the percentage of total net sales of certain line items included in MKS' consolidated statements of operations data.

                                                                                                    Three Months Ended
                                                                                                         March 31,
                                                                                                   2005            2004
                                                                                                   ----            ----
Net sales..................................................................................       100.0%          100.0%
Cost of sales..............................................................................        61.3            59.2
                                                                                                  -----           -----
Gross profit...............................................................................        38.7            40.8
Research and development...................................................................        11.4            10.8
Selling, general and administrative........................................................        18.7            15.2
Amortization of acquired intangible assets.................................................         2.9             2.8
Restructuring, asset impairment and other charges..........................................         0.4             0.3
                                                                                                  -----           -----
Income from operations.....................................................................         5.3            11.7
Interest income, net.......................................................................         0.9             0.2
                                                                                                  -----           -----
Income before income taxes.................................................................         6.2            11.9
Provision for income taxes.................................................................         1.9             2.3
                                                                                                  -----           -----
Net income.................................................................................         4.3%            9.6%
                                                                                                  =====           =====

Net Sales (dollars in millions)

                                                                             Three Months Ended March 31,
                                                                         -----------------------------------
                                                                          2005            2004      % Change
                                                                          ----            ----      --------
Net sales......................................................          $127.4          $133.0      (4.2)%

      Net sales decreased $5.6 million mainly due to a decrease in worldwide demand from our semiconductor capital equipment manufacturer and semiconductor device manufacturer customers, which decreased $8.9 million or 8.9% compared to the same period for the prior year. Offsetting this decrease was an increase of $4.1 million or 18.7%, compared to the same period for the prior year, for other non-semiconductor manufacturing applications which include, but are not limited to, industrial manufacturing, magnetic resonance imaging (MRI) medical equipment, biopharmaceutical manufacturing, and university, government and industrial research laboratories.

Gross Profit

                                                                             Three Months Ended March 31,
                                                                        ---------------------------------------
                                                                                                   Percentage
                                                                        2005            2004      Points Change
                                                                        ----            ----      -------------
Gross profit as percentage of net sales........................         38.7%           40.8%         (2.1)

      Gross profit decreased mainly due to overhead costs increasing as a percentage of sales. In the first quarter of 2004, gross profit reflected a favorable impact of overhead absorption compared to the first quarter of 2005. This was primarily due to a sequential increase in sales and inventory during the three months ended March 31, 2004, related to a significant increase in demand. Inventory increased by $12.9 million from $82.0 million at December 31, 2003 to $94.9 million at March 31, 2004 and decreased by $2.0 million during the same period in 2005.

Research and Development (dollars in millions)

                                                                           Three Months Ended March 31,
                                                                         ---------------------------------
                                                                         2005          2004       % Change
                                                                         ----          ----       --------
Research and development expenses..............................          $14.5         $14.3        1.5%

      Research and development expense increased $0.2 million mainly due to increased compensation expense of $0.5 million as a result of higher staffing levels and salary increases partially offset by a decrease in recruiting agency fees of $0.2 million.

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

Selling, General and Administrative (dollars in millions)

                                                                 Three Months Ended March 31,
                                                                -------------------------------
                                                                2005        2004       % Change
                                                                ----        ----       --------
Selling, general and administrative expenses................    $23.8       $20.2        18.3%

      Selling, general and administrative expenses increased $3.7 million mainly due to a change of $1.0 million in foreign currency exchange expenses primarily related to Asia, $0.7 million in higher compensation expense as a result of higher staffing levels and salary increases, $0.7 million in higher consulting fees primarily for IT related services, $0.6 million in higher insurance costs and $0.5 million in increased facility costs.

Amortization of Acquired Intangible Assets (dollars in millions)

                                                                 Three Months Ended March 31,
                                                                ------------------------------
                                                                2005       2004       % Change
                                                                ----       ----       --------
Amortization of acquired intangible assets..................    $3.7       $3.7          0.0%

      Amortization expense for the three months ended March 31, 2005 and 2004, respectively, represents amortization of identifiable intangible assets resulting from our completed acquisitions.

Restructuring Charges (dollars in millions)

                                                                 Three Months Ended March 31,
                                                                -------------------------------
                                                                2005        2004       % Change
                                                                ----        ----       --------
Restructuring charges.......................................    $0.5        $0.4          3.9%

      As a result of our various acquisitions from 2000 through 2002 and the downturn in the semiconductor capital equipment market which began in 2000, we had redundant activities and excess manufacturing capacity and office space. Therefore, in 2002 and continuing through the first quarter of 2004, we implemented restructuring activities to rationalize manufacturing operations and reduce operating expenses. As a result of these actions, we recorded restructuring, asset impairment charges and other charges of $2.7 million, $1.6 million and $0.4 million in 2002, 2003 and 2004, respectively. The charges consisted of $1.0 million of severance costs related to workforce reductions, $2.8 million related to consolidation of leased facilities, and asset impairment charges of $0.9 million primarily related to the impairment of an intangible asset from the discontinuance of certain product development activities. The fair value of the impaired intangible asset was determined using the expected present value of future cash flows. The workforce reductions were across all functional groups.

      During the three months ended March 31, 2004, we completed our restructuring activities initiated in 2002, when we exited a leased facility and recorded a restructuring charge of $0.4 million. We implemented these restructuring activities to rationalize manufacturing operations and to reduce operating expenses.

      During the three months ended March 31, 2005, we initiated a restructuring plan related to our Berlin, Germany location. This consolidation of activities included the reduction of 16 employees. The total restructuring charge related to this consolidation was $0.5 million, which consisted of $0.3 million related to the repayment of a government grant and $0.2 million in severance costs. We expect to incur approximately $0.1 million in additional severance charges through the end of 2005, when the plan should be completed.

      The following table sets forth the activity in the restructuring accruals from December 31, 2004 to March 31, 2005:

                                                        Workforce          Facility
                                                        Reductions       Consolidations      Other          Total
                                                        ----------       --------------      ------         -----
Balance as of December 31, 2004.......................     $ 89              $ 1,532         $    -         $1,621
Restructuring provision in first quarter..............      203                    -            251            454
Charges utilized in first quarter.....................       (9)                (110)             -           (119)
                                                           ----              -------         ------         ------
Balance as of March 31, 2005..........................     $283              $ 1,422         $  251         $1,956
                                                           ====              =======         ======         ======

      The remaining accruals for workforce reductions are expected to be paid by December 2005. The facilities consolidation charges will be paid over the respective lease terms, the latest of which ends in 2008.

Interest Income, Net (dollars in millions)


                                                           Three Months Ended March 31,
                                                          -------------------------------
                                                          2005         2004      % Change
                                                          ----         ----      --------
Interest income, net..................................    $1.1         $0.3       303.7%

      Interest income increased $0.8 million mainly related to higher interest rates on higher average investment balances in 2005.

Provision for Income Taxes (dollars in millions)


                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                            2005            2004
                                                            ----            ----
Provision for income taxes............................      $2.5            $3.2

      As a result of incurring significant operating losses from 2001 through 2003, we had established a full valuation allowance against our net deferred tax assets. During the fourth quarter of 2004, after examining a number of factors, including historical results and near term earnings projections, we determined that it was more likely than not that we would realize all of our net deferred tax assets, except for those related to certain state tax credits, and reduced the valuation allowance accordingly. At March 31, 2005, we continued to maintain a valuation allowance for certain state tax credits for which it was more likely than not that they will not be realized.

      Our effective tax rate for the quarter ending March 31, 2005 was 31%. The effective tax rate is less than the statutory tax rate primarily due to the profits of our international subsidiaries being taxed at rates lower than the U.S. statutory tax rate.

      During the first quarter of 2004, the U.S. taxable income was offset by U.S. operating loss carryforwards and the tax provision was comprised of tax expense from foreign operations and state taxes.

      In the normal course of business, the Company and our subsidiaries are examined by various tax authorities, including the Internal Revenue Service ("IRS"). The IRS is presently conducting an examination for the tax years 1999 through 2002 as part of its routine examinations of our income tax returns. The outcome of this examination cannot be determined at this time since fieldwork is still underway. We anticipate that the examination may be completed during fiscal year 2005. Unfavorable settlement of any particular issue would require the use of cash. Favorable resolution would result in a reduction to our effective tax rate in the quarter of resolution. Any additional impact on our liability for income taxes cannot presently be determined; however, we believe our accrued income tax liabilities are adequate.

LIQUIDITY AND CAPITAL RESOURCES

      Cash, cash equivalents and short-term investments totaled $244.9 million at March 31, 2005 compared to $235.9 million at December 31, 2004. The primary source of funds for the first three months of fiscal 2005 was cash provided by operating activities of $9.9 million.

       Net cash provided by operating activities of $9.9 million for the three months ended March 31, 2005, resulted mainly from net income of $5.5 million and non-cash charges of $6.7 million for depreciation and amortization, offset by an increase in net operating assets and liabilities of $2.4 million. The net increase in operating assets and liabilities is mainly caused by a $1.8 million increase in accounts receivable and a decrease of $2.6 million in accrued expenses and other current liabilities, primarily as a result of lower accrued compensation, offset by an increase in accounts payable of $1.8 million. Net cash provided by operating activities of $6.7 million for the three months ended March 31, 2004 resulted mainly from net income of $12.7 million, non-cash depreciation and amortization expenses of $6.9 million and an increase in operating liabilities of $23.4 million, partially offset by an increase in operating assets of $36.4 million. The increase in operating assets consisted mainly of an increase in accounts receivable of $21.6 million due to the higher shipments in the first quarter of 2004 as compared to the fourth quarter of 2003, and an increase in inventory of $12.3 million as a result of higher production volumes in the first quarter of 2004 and expected shipments in the second quarter of 2004. The increase in operating liabilities consisted primarily of an increase in accounts payable, accrued expenses and other current liabilities of $14.7 million resulting from increased production activity in the first quarter, as well as an $8.6 million increase in income tax payable consisting mainly of state and foreign taxes payable.

      Net cash provided by investing activities of $4.5 million for the three months ended March 31, 2005 resulted primarily from the net maturities of $6.5 million of available for sale investments offset by the purchase of property, plant and equipment of $2.3 million primarily for investment in manufacturing equipment and for the consolidation of our IT infrastructure. Net cash used in investing activities of $24.2 million for the three months ended March 31, 2004 resulted mainly from the net purchases of $20.8 million of available for sale investments, the purchase of property, plant and equipment of $4.2 million for investments in manufacturing test equipment and for consolidation of our IT infrastructure.

      Net cash used in financing activities of $1.6 million for the three months ended March 31, 2005 consisted primarily of $1.9 million in net payments for short-term borrowings. Net cash provided by financing activities of $35.8 million for the three months ended March 31, 2004 consisted primarily of $32.5 million in net proceeds received from our common stock offering, $1.9 million in proceeds from the exercise of stock options and purchases under the employee stock purchase plan, and net proceeds of $1.9 million from short-term borrowings, partially offset by $0.5 million of principal payments on long-term debt.

      We believe that our working capital, together with the cash anticipated to be generated from operations, will be sufficient to satisfy our estimated working capital and planned capital expenditure requirements through at least the next 12 months.

      To the extent permitted by Massachusetts law, our Restated Articles of Organization, as amended, require us to indemnify any of our current or former officers or directors or any person who has served or is serving in any capacity with respect to any of our employee benefit plans. Because no claim for indemnification has been pursued by any person covered by the relevant provisions of our Restated Articles of Organization, we believe that the estimated exposure for these indemnification obligations is currently minimal. Accordingly, we have no liabilities recorded for these requirements as of March 31, 2005.

      We also enter into agreements in the ordinary course of business which include indemnification provisions. Pursuant to these agreements, we indemnify, hold harmless and agree to reimburse the indemnified party, generally our customers, for losses suffered or incurred by the indemnified party in connection with any patent, any other intellectual property infringement claim, and, in some instances, other claims, by any third party with respect to our products. The term of these indemnification obligations is generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is, in some instances, unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these obligations as of March 31, 2005.

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

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R replaces SFAS 123 and supersedes APB 25. SFAS 123R focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS 123R was originally expected to be effective for us beginning in our third quarter of fiscal 2005. In April 2005, the effective date was amended by the Securities and Exchange Commission. As a result, SFAS 123R is now effective for us as of the first annual period that begins after June 15, 2005. Accordingly, we will adopt SFAS 123R in our first quarter of fiscal 2006. We expect to use the modified-prospective transition method and will not restate prior periods for the adoption of SFAS 123R. Although we are currently evaluating the provisions of SFAS 123R and its implications on our employee benefit plans, we believe that the adoption of this standard, based on the terms of the options outstanding at March 31, 2005, will have a material effect on our net income in fiscal 2006.

FACTORS THAT MAY AFFECT FUTURE RESULTS

OUR BUSINESS DEPENDS SUBSTANTIALLY ON CAPITAL SPENDING IN THE SEMICONDUCTOR INDUSTRY WHICH IS CHARACTERIZED BY PERIODIC FLUCTUATIONS THAT MAY CAUSE A REDUCTION IN DEMAND FOR OUR PRODUCTS.

      We estimate that approximately 72% of our net sales for the quarter ended March 31, 2005 and 74%, 69%, and 70% of our net sales for the years ended December 31, 2004, 2003 and 2002, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers, and we expect that sales to such customers will continue to account for a substantial majority of our sales. Our business depends upon the capital expenditures of semiconductor device manufacturers, which in turn depend upon the demand for semiconductors. Periodic reductions in demand for the products manufactured by semiconductor capital equipment manufacturers and semiconductor device manufacturers may adversely affect our business, financial condition and results of operations.

      Historically, the semiconductor market has been highly cyclical and has experienced periods of overcapacity, resulting in significantly reduced demand for capital equipment. For example, in 2001 through the first half of 2003, we experienced a significant reduction in demand from OEM customers, and lower gross margins due to reduced absorption of manufacturing overhead. In addition, many semiconductor manufacturers have operations and customers in Asia, a region that in past years has experienced serious economic problems including currency devaluations, debt defaults, lack of liquidity and recessions. We cannot be certain that semiconductor downturns will not continue or recur. A decline in the level of orders as a result of any downturn or slowdown in the semiconductor capital equipment industry could have a material adverse effect on our business, financial condition and results of operations.

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

CERTAIN STOCKHOLDERS HAVE A SUBSTANTIAL INTEREST IN US AND MAY BE ABLE TO EXERT SUBSTANTIAL INFLUENCE OVER OUR ACTIONS.

      As of January 31, 2005, John R. Bertucci, our Chairman and Chief Executive Officer and certain members of his family, in the aggregate, beneficially owned approximately 18% of our outstanding common stock. As a result, these stockholders, acting together, are able to exert substantial influence over our actions. Pursuant to the acquisition of the ENI Business of Emerson Electric Co. ("Emerson"), we issued approximately 12,000,000 shares of common stock to Emerson and its wholly owned subsidiary, Astec America, Inc. Emerson owned approximately 19% of our outstanding common stock as of January 31, 2005, and James G. Berges, the President and a director of Emerson, is a member of our board of directors. Accordingly, Emerson is able to exert substantial influence over our actions.

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

      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Information concerning market risk is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005. There were no material changes in our exposure to market risk from December 31, 2004.

      ITEM 4. CONTROLS AND PROCEDURES.

a) Effectiveness of disclosure controls and procedures.

      MKS' management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("the Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b) Changes in internal control over financial reporting.

      There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. PERIOD OTHER INFORMATION

      ITEM 1. LEGAL PROCEEDINGS.

      On April 3, 2003, Advanced Energy Industries, Inc. ("Advanced Energy") filed suit against us in federal district court in Colorado ("Colorado Action"), seeking a declaratory judgment that Advanced Energy's Xstream product does not infringe three patents held by our subsidiary, Applied Science and Technology, Inc. ("ASTeX"). On May 14, 2003, we brought suit in federal district court in Delaware against Advanced Energy for infringement of five ASTeX patents (the "Delaware Action"), including the three patents at issue in the Colorado Action. We sought injunctive relief and damages for Advanced Energy's infringement. On December 24, 2003, the Colorado court granted our motion to transfer Advanced Energy's Colorado Action to Delaware. In connection with the jury trial, the parties agreed to present the jury with representative claims from three of the five ASTeX patents. On July 23, 2004, the jury found that Advanced Energy infringed all three patents. On March 31 and April 5, 2005, the Court issued orders concerning a number of pre- and post-trial motions. Several other post-trial motions remain pending. The Court referred several of the pending motions to a special master for decision, and the Court scheduled a hearing for May 26, 2005 to address scheduling issues, including the trial of any remaining issues in the Delaware Action. We expect that the second phase of trial will address our claims of damages and willful infringement against Advanced Energy and will also address certain of Advanced Energy's affirmative defenses that remain in the Delaware Action. The parties are currently briefing issues that were referred to the special master for decision.

      On November 3, 1999, On-Line Technologies, Inc. ("On-Line"), which was acquired by us in 2001, brought suit in federal district court in Connecticut against Perkin-Elmer, Inc. and certain other defendants for infringement of On-Line's patent related to its FTIR spectrometer product and related claims. The suit sought injunctive relief and damages for infringement. Perkin-Elmer, Inc. filed a counterclaim seeking invalidity of the patent, costs and attorneys' fees. In June 2002, the defendants filed a motion for summary judgment. In April 2003, the court granted the motion and dismissed the case. We appealed this decision to the federal circuit court of appeals. On October 13, 2004, the federal circuit court of appeals reversed the lower court's dismissal of certain claims in the case. Accordingly, the case has been remanded to the United States District Court in Connecticut for further proceedings on the merits of the remaining claims. On March 11, 2005, Perkin-Elmer, Inc. submitted to the court a stipulation agreeing that they have infringed a specified claim of On-Line's patent and filed a motion for summary judgment that such patent claim is invalid. On April 6, 2005, On-Line filed a reply to the summary judgment motion. The parties are awaiting the court's response to the motion.

      We are subject to other legal proceedings and claims, which have arisen in the ordinary course of business.

      In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 6. EXHIBITS.

Exhibit No.                         Exhibit Description
-----------                         -------------------
  +10.1(1)        Global Supply Agreement between MKS Instruments, Inc. and
                  Applied Materials, Inc., dated April 21, 2005

   10.2*(1)       Employment Agreement dated April 25, 2005, between MKS
                  Instruments, Inc. and Gerald G. Colella

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

-------------
(1) Incorporated by reference to one of the Registrant's Current Reports on Form 8-K filed with the Securities and Exchange Commission on April 27, 2005.

+ Confidential treatment requested as to certain portions which portions have been separately filed with the Securities and Exchange Commission.

*     Management contract or compensatory plan arrangement.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MKS INSTRUMENTS, INC.

May 5, 2005                                  By: /s/ Ronald C. Weigner
                                                 ---------------------------
                                                 Ronald C. Weigner
                                                 Vice President and Chief
                                                 Financial Officer
                                                 (Principal Financial Officer)