Form 10-Q
period 2005-06-30
MKS INSTRUMENTS INC
filed 2005-08-05
CIK 1049502

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

      (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 0-23621

                              MKS INSTRUMENTS, INC.

             (Exact name of registrant as specified in its charter)

       Massachusetts                                             04-2277512
--------------------------------                                 ----------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                           Identification No.)

90 Industrial Way, Wilmington, Massachusetts                       01887
--------------------------------------------                       -----
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code               (978) 284-4000

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

      Number of shares outstanding of the issuer's common stock as of July 27, 2005: 54,141,937

                              MKS INSTRUMENTS, INC.
                                    FORM 10-Q
                                      INDEX

PART I            FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS.                                          3

                           Consolidated Balance Sheets  -
                           June 30, 2005 and December 31, 2004                   3

                           Consolidated Statements of Operations  -
                           Three and six months ended June 30, 2005 and 2004     4

                           Consolidated Statements of Cash Flows  -
                           Six months ended June 30, 2005 and 2004               5

                           Notes to Consolidated Financial Statements            6

         ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.       14

         ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT       27
                           MARKET RISK.

         ITEM 4.  CONTROLS AND PROCEDURES.                                      27

PART II. OTHER INFORMATION                                                      28

         ITEM 1.  LEGAL PROCEEDINGS.                                            28

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY                   29
                  HOLDERS.

         ITEM 6.  EXHIBITS.                                                     29

PART  I. FINANCIAL INFORMATION

      ITEM  1. FINANCIAL STATEMENTS.

                              MKS INSTRUMENTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                        June 30, 2005         December 31, 2004
                                                                                        -------------         -----------------
                                     ASSETS                                              (Unaudited)
Current assets:
    Cash and cash equivalents......................................................       $ 151,294               $ 138,389
    Short-term investments.........................................................         113,009                  97,511
    Trade accounts receivable, net.................................................          78,452                  82,315
    Inventories....................................................................          95,469                  99,633
    Deferred income taxes..........................................................          11,205                  12,129
    Other current assets...........................................................          11,713                   9,908
                                                                                          ---------               ---------
        Total current assets.......................................................         461,142                 439,885
    Long-term investments..........................................................           1,627                   4,775
    Property, plant and equipment, net.............................................          80,062                  80,917
    Goodwill, net..................................................................         255,385                 255,740
    Acquired intangible assets, net................................................          33,952                  41,604
    Deferred income taxes..........................................................           2,723                   2,184
    Other assets...................................................................           2,719                   3,572
                                                                                          ---------               ---------
        Total assets...............................................................       $ 837,610               $ 828,677
                                                                                          =========               =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings..........................................................       $  22,090               $  22,400
    Current portion of long-term debt..............................................           1,429                   2,069
    Current portion of capital lease obligations...................................             363                      40
    Accounts payable...............................................................          23,280                  23,338
    Accrued compensation...........................................................          11,132                  13,767
    Income taxes payable...........................................................           8,437                   9,133
    Other accrued expenses.........................................................          19,390                  21,438
                                                                                          ---------               ---------
        Total current liabilities..................................................          86,121                  92,185
Long-term debt.....................................................................           5,952                   6,667
Long-term portion of capital lease obligations.....................................             878                      80
Other liabilities..................................................................           3,735                   3,111
Commitments and contingencies (Note 9)

Stockholders' equity:
    Preferred Stock, $0.01 par value, 2,000,000 shares
        authorized; none issued and outstanding....................................               -                       -
    Common Stock, no par value, 200,000,000 shares authorized;
        54,066,796 and 53,839,098 issued and outstanding at
        June 30, 2005 and December 31, 2004, respectively..........................             113                     113
    Additional paid-in capital.....................................................         634,569                 631,760
    Retained earnings..............................................................          97,313                  82,077
    Accumulated other comprehensive income.........................................           8,929                  12,684
                                                                                          ---------               ---------
        Total stockholders' equity.................................................         740,924                 726,634
                                                                                          ---------               ---------
        Total liabilities and stockholders' equity.................................       $ 837,610               $ 828,677
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

                              MKS INSTRUMENTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                              Three Months Ended             Six Months Ended
                                                                    June 30,                      June 30,
                                                              2005           2004          2005             2004
                                                           ---------      ---------      ---------        ---------
Net sales.............................................     $ 130,193      $ 151,585      $ 257,600        $ 284,570
Cost of sales.........................................        78,407         90,192        156,452          168,948
                                                           ---------      ---------      ---------        ---------
Gross profit..........................................        51,786         61,393        101,148          115,622

Research and development..............................        14,689         14,620         29,238           28,956
Selling, general and administrative...................        23,040         22,661         46,889           42,813
Amortization of acquired intangible assets............         3,693          3,691          7,383            7,384
Restructuring charges.................................             -              -            454              437
                                                           ---------      ---------      ---------        ---------
Income from operations................................        10,364         20,421         17,184           36,032
Interest expense......................................           251            132            425              284
Interest income.......................................         1,599            458          2,871              882
Other income..........................................             -          5,402              -            5,402
                                                           ---------      ---------      ---------        ---------
Income before income taxes............................        11,712         26,149         19,630           42,032
Provision for income taxes............................         1,934          5,281          4,394            8,458
                                                           ---------      ---------      ---------        ---------
Net income............................................     $   9,778      $  20,868      $  15,236        $  33,574
                                                           =========      =========      =========        =========
Net income per share:
     Basic............................................     $    0.18      $    0.39      $    0.28        $    0.63
                                                           =========      =========      =========        =========
     Diluted..........................................     $    0.18      $    0.38      $    0.28        $    0.61
                                                           =========      =========      =========        =========

Weighted average common shares outstanding:
     Basic............................................        53,975         53,540         53,926           53,398
                                                           =========      =========      =========        =========
     Diluted..........................................        54,451         54,967         54,422           55,026
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

                              MKS INSTRUMENTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                                  2005             2004
                                                                                                --------         --------
Cash flows from operating activities:
    Net income..............................................................................    $ 15,236         $ 33,574
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization......................................................      13,426           13,900
         Gain on collection of a note receivable............................................           -           (5,042)
         Gain on the sale of assets.........................................................           -             (371)
         Other..............................................................................          32              290
         Changes in operating assets and liabilities:
             Trade accounts receivable......................................................       3,119          (24,257)
             Inventories....................................................................       1,899          (23,904)
             Other current assets...........................................................        (992)          (3,655)
             Accrued expenses and other current liabilities.................................      (2,057)          11,265
             Accounts payable...............................................................         897            5,712
                  Income taxes payable......................................................         228           12,343
                                                                                                --------         --------
    Net cash provided by operating activities...............................................      31,788           19,855
                                                                                                --------         --------
    Cash flows from investing activities:
        Purchases of short-term and long-term available for sale investments................    (118,962)         (61,722)
        Maturities and sales of short-term and long-term available for sale investments.....     104,648           48,510
        Purchases of property, plant and equipment..........................................      (4,904)          (9,189)
        Proceeds from sale of property, plant and equipment.................................           -            1,202
        Proceeds from collection of a note receivable.......................................           -            5,042
        Other...............................................................................         648              750
                                                                                                --------         --------
    Net cash used in investing activities...................................................     (18,570)         (15,407)
                                                                                                --------         --------
    Cash flows from financing activities:
        Proceeds from short-term borrowings.................................................      43,913           46,271
        Payments on short-term borrowings...................................................     (42,497)         (41,644)
        Principal payments on long-term debt................................................      (1,430)          (1,778)
        Proceeds from issuance of common stock, net of issuance costs.......................           -           32,550
        Proceeds from exercise of stock options and employee stock purchase plan............       2,249            3,887
                                                                                                --------         --------
    Net cash provided by financing activities...............................................       2,235           39,286
                                                                                                --------         --------
    Effect of exchange rate changes on cash and cash equivalents............................      (2,548)            (854)
                                                                                                --------         --------
    Increase in cash and cash equivalents...................................................      12,905           42,880
    Cash and cash equivalents at beginning of period........................................     138,389           74,660
                                                                                                --------         --------
    Cash and cash equivalents at end of period..............................................    $151,294         $117,540
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

                              MKS INSTRUMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Tables in thousands, except per share data)

1)    Basis of Presentation

      The terms "MKS" and the "Company" refer to MKS Instruments, Inc. and its subsidiaries. The interim financial data as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 is unaudited; however, in the opinion of MKS, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the December 31, 2004 audited consolidated financial statements and notes thereto included in the MKS Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

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

      The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards.

                                                                    Three Months Ended           Six Months Ended
                                                                         June 30,                    June 30,
                                                                   2005         2004            2005         2004
                                                                  -------     ---------       --------     ---------
Net income as reported.......................................     $ 9,778     $  20,868       $ 15,236     $  33,574
     Deduct: Total stock-based employee compensation
       expense determined under the fair-value-based
       method for all awards, net of tax.....................      (1,533)       (5,876)       (20,423)      (11,950)
                                                                  -------     ---------       --------     ---------
Pro forma net income (loss)..................................     $ 8,245     $  14,992       $ (5,187)    $  21,624
                                                                  =======     =========       ========     =========
Basic net income (loss) per share:
     As reported.............................................     $  0.18     $    0.39       $   0.28     $    0.63
                                                                  =======     =========       ========     =========
     Pro forma...............................................     $  0.15     $    0.28       $  (0.10)    $    0.40
                                                                  =======     =========       ========     =========
Diluted net income (loss) per share:

     As reported.............................................     $  0.18     $    0.38       $   0.28     $    0.61
                                                                  =======     =========       ========     =========
     Pro forma...............................................     $  0.15     $    0.27       $  (0.10)    $    0.39
                                                                  =======     =========       ========     =========

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                  (Tables in thousands, except per share data)

      There was no tax benefit included in the stock-based employee compensation expense determined under the fair-value-based method for the three and six months ended June 30, 2004, respectively, as the Company had a full valuation allowance for its net deferred tax assets. For the three and six months ended June 30, 2005, stock-based employee compensation expense is net of the related tax benefit.

      In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R replaces SFAS 123 and supersedes APB 25. SFAS 123R focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. SFAS 123R was originally expected to be effective for the Company beginning in its third quarter of fiscal 2005. In April 2005, the effective date was amended by the Securities and Exchange Commission. As a result, SFAS 123R is now effective for the Company as of the first annual period that begins after June 15, 2005. Accordingly, the Company will adopt SFAS 123R in its first quarter of fiscal 2006. The Company expects to use the modified-prospective transition method and will not restate prior periods for the adoption of SFAS 123R. Although the Company is currently evaluating the provisions of SFAS 123R and its implications on its employee benefit plans, it believes that the adoption of this standard, based on the terms of the options outstanding at June 30, 2005, will have a material effect on its net income for the year ending December 31, 2006.

      On January 7, 2005, the Company accelerated the vesting of outstanding stock options granted to employees and officers with an exercise price of $23.00 or greater. As a result of this action, options to purchase approximately 1.6 million shares of the Company's common stock became exercisable on January 7, 2005. No compensation expense was recorded in the Company's Consolidated Statement of Operations for the three months ended March 31, 2005 related to this action as these options had no intrinsic value on January 7, 2005. For purposes of the SFAS 123 pro forma calculation above, the expense related to the options that were accelerated was $16,886,000, net of tax, for the three months ended March 31, 2005. The reason that the Company accelerated the vesting of the identified stock options was to reduce the Company's compensation expense in periods subsequent to the adoption of SFAS 123R.

3)    Goodwill and Intangible Assets
      Intangible Assets

      Acquired amortizable intangible assets consisted of the following as of June 30, 2005:

                                                           Gross Carrying       Accumulated         Net Carrying
                                                               Amount           Amortization            Amount
                                                           --------------       ------------        ------------
Completed technology...................................        $72,469            $(46,127)            $26,342
Customer relationships.................................          6,640              (4,041)              2,599
Patents, trademarks, tradenames and other..............         12,395              (7,384)              5,011
                                                               -------            --------             -------
                                                               $91,504            $(57,552)            $33,952
                                                               =======            ========             =======

      Acquired amortizable intangible assets consisted of the following as of December 31, 2004:

                                                           Gross Carrying       Accumulated         Net Carrying
                                                               Amount           Amortization           Amount
                                                           --------------       ------------        ------------
Completed technology...................................        $72,738            $(39,969)            $32,769
Customer relationships.................................          6,640              (3,581)              3,059
Patents, trademarks, tradenames and other..............         12,395              (6,619)              5,776
                                                               -------            --------             -------
                                                               $91,773            $(50,169)            $41,604
                                                               =======            ========             =======

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                  (Tables in thousands, except per share data)

      Aggregate amortization expense related to acquired intangibles for the three and six months ended June 30, 2005 was $3,693,000 and $7,383,000, respectively. Aggregate amortization expense related to acquired intangibles for the three and six months ended June 30, 2004 was $3,691,000 and $7,384,000, respectively. Estimated amortization expense related to acquired intangibles for the remainder of 2005 and in total for the year is $6,482,000 and $13,865,000 respectively. Estimated amortization expense for 2006 and for each of the three succeeding fiscal years is as follows:

                             Year                       Amount
                             ----                       ------
                             2006                       11,763
                             2007                       11,129
                             2008                        2,759
                             2009                        1,205

      Goodwill

      The change in the carrying amount of goodwill during the three and six months ended June 30, 2005 was not material.

4)    Net Income Per Share

      The following table sets forth the computation of basic and diluted net income per share:

                                                                       Three Months Ended           Six Months Ended
                                                                            June 30,                    June 30,
                                                                       2005          2004          2005          2004
                                                                      -------      --------      --------      --------
Numerator
     Net income..................................................     $ 9,778      $ 20,868      $ 15,236      $ 33,574
                                                                      =======      ========      ========      ========
Denominator
   Shares used in net income per common share - basic ...........      53,975        53,540        53,926        53,398
   Effect of dilutive securities:
        Stock options and employee stock purchase plan...........         476         1,427           496         1,628
                                                                      -------      --------      --------      --------
   Shares used in net income per common share - diluted .........      54,451        54,967        54,422        55,026
                                                                      =======      ========      ========      ========
Net income per common share
      Basic......................................................     $  0.18      $   0.39      $   0.28      $   0.63
                                                                      =======      ========      ========      ========
      Diluted....................................................     $  0.18      $   0.38      $   0.28      $   0.61
                                                                      =======      ========      ========      ========

      For purposes of computing diluted net income per common share, 7,112,404 and 7,138,214 outstanding options for the three and six months ended June 30, 2005, respectively, and 4,970,183 and 3,756,504 outstanding options for the three and six months ended June 30, 2004, respectively, were excluded from the calculation as their inclusion would be anti-dilutive. There were options to purchase approximately 9,855,786 and 8,862,000 shares of the Company's common stock outstanding as of June 30, 2005 and 2004, respectively.

5)    Inventories

      Inventories consist of the following:

                                                                     June 30,          December 31,
                                                                       2005                2004
                                                                     --------          ------------
Raw material..................................................       $ 42,694            $46,479
Work in process...............................................         19,523             18,330
Finished goods................................................         33,252             34,824
                                                                     --------            -------
                                                                     $ 95,469            $99,633
                                                                     ========            =======

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                  (Tables in thousands, except per share data)

6)    Stockholders' Equity
      Comprehensive Income
      Components of comprehensive income were as follows:

                                                                             Three Months Ended          Six Months Ended
                                                                                  June 30,                    June 30
                                                                              2005          2004         2005          2004
                                                                             -------      --------     --------      --------
Net income................................................................   $ 9,778      $ 20,868     $ 15,236      $ 33,574
Other comprehensive income (loss):
    Changes in value of financial instruments designated as
       cash flow hedges (net of taxes of $452 and
       $0 for the three months ended June 30, respectively, and $967
       and $0 for the six months ended June 30, respectively).............       756         1,398        1,612         1,908
    Foreign currency translation adjustment...............................    (3,251)       (1,406)      (5,329)       (1,352)
    Unrealized gain (loss) on investments (net of taxes  of $15 and
    $0 for the three months ended June 30, respectively, and net of benefit of $23 and $0 for the six months ended June 30,
    respectively)........................................................         24             1          (38)           27
                                                                             -------      --------     --------      --------
Other comprehensive income (loss).........................................    (2,471)           (7)      (3,755)          583
                                                                             -------      --------     --------      --------
Total comprehensive income................................................   $ 7,307      $ 20,861     $ 11,481      $ 34,157
                                                                             =======      ========     ========      ========

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

      As a result of incurring significant operating losses from 2001 through 2003, the Company established a full valuation allowance for its net deferred tax assets. During the fourth quarter of 2004, after examining a number of factors, including historical results and near term earnings projections, the Company determined that it was more likely than not that it would realize all of its net deferred tax assets, except for those related to certain state tax credits. At June 30, 2005, the Company continues to maintain a valuation allowance for certain state tax credits for which it is more likely than not that they will not be realized.

      During the second quarter of 2005, the Internal Revenue Service ("IRS") completed its examination of the Company's tax returns for the tax years 1999 through 2002. As a result of this examination, the Company

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                  (Tables in thousands, except per share data)

      recorded a benefit to income tax expense of $1,901,000 and a $576,000 reduction of goodwill related to a previous acquisition.

      The Company's effective tax rate for the six months ending June 30, 2005 was 22%. The effective tax rate is less than the statutory tax rate primarily due to completion of the IRS examination, the benefit from U.S. research and development credits and the profits of the Company's international subsidiaries being taxed at rates lower than the U.S. statutory tax rate.

      On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act contains a provision allowing U.S. multinational companies a one-time incentive to repatriate foreign earnings at an effective tax rate of 5.25%. The Company is continuing to study this new provision but does not expect that it will have a material impact on future periods. Through June 30, 2005, the Company has not provided deferred U.S. income taxes on the undistributed earnings of its foreign subsidiaries because such earnings were intended to be permanently reinvested outside the U.S. Determination of the potential deferred income tax liability on these undistributed earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs. At June 30, 2005, the Company had $63,312,000 of undistributed earnings in its foreign subsidiaries.

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

                                                        Three Months Ended             Six Months Ended
                                                             June 30,                      June 30,
                                                        2005           2004           2005           2004
                                                      --------       --------       --------       --------
Geographic net sales
   United States................................      $ 81,226       $102,943       $159,143       $187,919
   Japan........................................        21,134         21,443         42,196         42,798
   Europe.......................................        13,009         13,542         27,906         25,063
   Asia.........................................        14,824         13,657         28,355         28,790
                                                      --------       --------       --------       --------
                                                      $130,193       $151,585       $257,600       $284,570
                                                      ========       ========       ========       ========

                                                                               June 30,            December 31,
                                                                                 2005                  2004
                                                                               --------            ------------
Long-lived assets:
    United States......................................................        $ 67,725               $68,719
    Japan..............................................................           5,832                 6,202
    Europe.............................................................           4,923                 5,544
    Asia...............................................................           4,301                 4,024
                                                                               --------               -------
                                                                               $ 82,781               $84,489
                                                                               ========               =======

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                  (Tables in thousands, except per share data)

      The Company groups its products into three product groups. Net sales for these product groups are as follows:

                                                     Three Months Ended             Six Months Ended
                                                          June 30,                      June 30,
                                                   2005              2004        2005               2004
                                                 --------          --------    --------           --------
Instruments and Control Systems..............    $ 58,439          $ 65,306    $119,289           $126,666
Power and Reactive Gas Products..............      55,276            67,149     107,635            121,954
Vacuum Products..............................      16,478            19,130      30,676             35,950
                                                 --------          --------    --------           --------
                                                 $130,193          $151,585    $257,600           $284,570
                                                 ========          ========    ========           ========

      The Company had one customer comprising 16% and 16%, respectively, and one customer comprising 10% and 10%, respectively, of net sales for the three and six months ended June 30, 2005, and one customer comprising 22% and 21%, respectively, and one customer comprising 11% and 10%, respectively, of net sales for the three and six months ended June 30, 2004.

9)    Commitments and Contingencies

      On April 3, 2003, Advanced Energy Industries, Inc. ("Advanced Energy") filed suit against MKS in federal district court in Colorado (the "Colorado Action"), seeking a declaratory judgment that Advanced Energy's Xstream product does not infringe three patents held by MKS' subsidiary, Applied Science and Technology, Inc. ("ASTeX"). On May 14, 2003, MKS brought suit in federal district court in Delaware (the "Court") against Advanced Energy for infringement of five ASTeX patents (the "Delaware Action"), including the three patents at issue in the Colorado Action. MKS sought injunctive relief and damages for Advanced Energy's infringement. On December 24, 2003, the Colorado court granted MKS' motion to transfer Advanced Energy's Colorado Action to Delaware. In connection with the jury trial, the parties agreed to present the jury with representative claims from three of the five ASTeX patents. On July 23, 2004, the jury found that Advanced Energy infringed all three patents. In March and April 2005, the Court issued orders concerning a number of pre- and post-trial motions. The Court referred several of the remaining pending motions to a special master, who held a hearing on May 26, 2005 and has been deciding those motions as well as several subsequently filed motions. All of these motions are expected to be resolved in August 2005. The Court scheduled a status conference on September 14, 2005 and the second phase of the trial is expected to begin on October 31, 2005. MKS expects that the second phase of trial will address MKS' claims of damages and willful infringement against Advanced Energy and certain of Advanced Energy's remaining affirmative defenses. The Court has also indicated that it will resolve MKS's motion for contempt against Advanced Energy related to Advanced Energy's sales of its Rapid products, which is presently pending in an earlier litigation between the parties that had been settled in 2002.

      On November 3, 1999, On-Line Technologies, Inc. ("On-Line"), which was acquired by MKS in 2001, brought suit in federal district court in Connecticut against Perkin-Elmer, Inc. and certain other defendants (collectively, "Perkin-Elmer") for infringement of On-Line's patent related to its FTIR spectrometer product and related claims. The suit sought injunctive relief and damages for infringement. Perkin-Elmer, filed a counterclaim seeking invalidity of the patent, costs and attorneys' fees. In June 2002, the defendants filed a motion for summary judgment. In April 2003, the court granted the motion and dismissed the case. MKS appealed this decision to the federal circuit court of appeals. On October 13, 2004, the federal circuit court of appeals reversed the lower court's dismissal of certain claims in the case. Accordingly, the case has been remanded to the United States District Court in Connecticut for further proceedings on the merits of the remaining claims. On March 11, 2005, Perkin-Elmer, submitted to the court a stipulation that it infringed a specified claim of On-Line's patent and filed a motion for summary judgment that such patent claim is invalid. On April 6, 2005, On-Line filed a reply to the summary judgment motion. The parties are awaiting the court's response to the motion.

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

      The following table sets forth the activity in the restructuring accruals from December 31, 2004 to June 30, 2005:

                                                            Workforce       Facility
                                                           Reductions     Consolidations     Other       Total
                                                           ----------     --------------     -----      ------
Balance as of December 31, 2004........................       $  89           $1,532         $   -      $1,621
Restructuring provision in first quarter...............         203                -           251         454
Charges utilized in first quarter......................          (9)            (110)            -        (119)
                                                              -----           ------         -----      ------
Balance as of March 31, 2005...........................         283            1,422           251       1,956
Charges utilized in second quarter.....................         (56)            (135)            -        (191)
                                                              -----           ------         -----      ------
Balance as of June 30, 2005............................       $ 227           $1,287         $ 251      $1,765
                                                              =====           ======         =====      ======

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

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                  (Tables in thousands, except per share data)

      Product warranty activities for the six months ended June 30 were as follows:

                                                                             2005          2004
                                                                            -------       -------
Balance at beginning of year.........................................       $ 7,601       $ 5,804
Provisions for product warranties during the period .................         3,368         4,509
Direct charges to the warranty liability during the period...........        (3,807)       (2,726)
                                                                            -------       -------
Balance as of June 30................................................       $ 7,162       $ 7,587
                                                                            =======       =======

12)   Other Income

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

                              MKS INSTRUMENTS, INC.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used herein, the words "believes," "anticipates," "plans," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect management's current opinions and are subject to certain risks and uncertainties that could cause results to differ materially from those stated or implied. We assume no obligation to update this information. Risks and uncertainties include, but are not limited to those discussed in the section in this Report entitled "Factors That May Affect Future Results."

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

      Our customers include semiconductor capital equipment manufacturers, semiconductor device manufacturers, industrial manufacturing companies, medical equipment manufacturers and university, government and industrial research laboratories. For the six months ended June 30, 2005 and the year ended December 31, 2004, we estimate that approximately 71% and 74% of our net sales, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers.

      During the latter half of 2003 and continuing into the first half of 2004, the semiconductor capital equipment market experienced a market upturn after a downturn of almost three years. Starting in the fourth quarter of 2003, we experienced an increase in orders and shipments and as a result have returned to profitability. Beginning in the third quarter of 2004 and continuing through the second quarter of 2005, our orders and sales have declined from the level achieved in the second quarter of 2004. The semiconductor capital equipment industry is subject to rapid demand shifts which are difficult to predict.

      A portion of our sales is to operations in international markets. International sales include sales by our foreign subsidiaries, but exclude direct export sales. For the six months ended June 30, 2005 and the year ended December 31, 2004, international sales accounted for approximately 38% and 34% of net sales, respectively.

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

                                                Three Months Ended    Six Months Ended
                                                     June 30,               June 30,
                                                 2005         2004     2005         2004
                                                -----        -----    -----        -----
Net sales ................................      100.0%       100.0%   100.0%       100.0%
Cost of sales ............................       60.2         59.5     60.7         59.4
                                                -----        -----    -----        -----
Gross profit .............................       39.8         40.5     39.3         40.6
Research and development .................       11.3          9.6     11.4         10.2
Selling, general and administrative ......       17.7         15.0     18.2         15.0
Amortization of acquired intangible
  assets..................................        2.8          2.4      2.9          2.6
Restructuring charges ....................          -            -      0.2          0.1
                                                -----        -----    -----        -----
Income from operations ...................        8.0         13.5      6.6         12.7
Interest income, net .....................        1.0          0.2      1.0          0.2
Other income, net ........................          -          3.6        -          1.9
                                                -----        -----    -----        -----
Income before income taxes ...............        9.0         17.3      7.6         14.8
Provision for income taxes ...............        1.5          3.5      1.7          3.0
                                                -----        -----    -----        -----
Net income ...............................        7.5%        13.8%     5.9%        11.8%
                                                =====        =====    =====        =====

Net Sales (dollars in millions)

                                        Three Months Ended June 30,     Six Months Ended June 30,
                                        ---------------------------    --------------------------
                                         2005     2004     % Change     2005     2004    % Change
                                        ------   ------    --------    ------   ------   --------
Net sales.............................  $130.2   $151.6     (14.1)%    $257.6   $284.6    (9.5)%

      Net sales decreased $21.4 million during the three month period ended June 30, 2005 mainly due to a decrease in worldwide demand from our semiconductor capital equipment manufacturer and semiconductor device manufacturer customers, which decreased $25.3 million or 21.7% compared to the same period for the prior year. Offsetting this decrease was a net sales increase of $4.8 million or 20.5%, compared to the same period for the prior year, for other non-semiconductor manufacturing applications which include, but are not limited to, industrial manufacturing, magnetic resonance imaging (MRI) medical equipment, biopharmaceutical manufacturing, and university, government and industrial research laboratories. International net sales were $49.0 million for the three months ended June 30, 2005 or 37.6% of net sales compared to $48.6 million for the same period of 2004 or 32.1% of net sales.

      Net sales decreased $27.0 million during the six month period ended June 30, 2005 mainly due to a decrease in worldwide demand from our semiconductor capital equipment manufacturer and semiconductor device manufacturer customers, which decreased $34.2 million or 15.8% compared to the same period for the prior year. Offsetting this decrease was a net sales increase of $8.9 million or 19.6%, compared to the same period for the prior year, for other non-semiconductor manufacturing applications. International net sales were $98.5 million for the six months ended June 30, 2005 or 38.2% of net sales compared to $96.7 million for the same period of 2004 or 33.9% of net sales.

Gross Profit

                                              Three Months Ended June 30,       Six Months Ended June 30,
                                             -----------------------------    -----------------------------
                                                               Percentage                      Percentage
                                              2005    2004   Points Change     2005    2004   Points Change
                                             -----   -----   -------------    -----   -----   -------------
Gross profit as percentage of net sales ...  39.8%   40.5%       (0.7)        39.3%   40.6%       (1.3)

      Gross profit as a percentage of net sales decreased during the three months ended June 30, 2005 mainly due to overhead costs representing a higher percentage of sales, partially offset by a decrease in material costs compared to the same period in 2004. In the second quarter of 2004, gross profit reflected a favorable impact of overhead absorption compared to the second quarter of 2005, primarily due to a sequential increase in sales and inventory during the three months ended June 30, 2004, related to a significant increase in demand. Inventory increased by $10.8 million from $94.9 million at March 31, 2004 to $105.7 million at June 30, 2004 and decreased by $2.2 million during the same period in 2005.

      Gross profit as a percentage of net sales decreased during the six months ended June 30, 2005 mainly due to overhead costs representing a higher percentage of sales, partially offset by a decrease in material costs compared to the same period in 2004. In the first six months of 2004, gross profit reflected a favorable impact of overhead absorption compared to the first six months of 2005. This was primarily due to a sequential increase in sales and inventory during the six months ended June 30, 2004, related to a significant increase in demand in 2004. Inventory increased by $23.7 million from $82.0 million at December 31, 2003 to $105.7 million at June 30, 2004 and decreased by $4.2 million during the same period in 2005.

Research and Development (dollars in millions)

                                             Three Months Ended June 30,      Six Months Ended June 30,
                                             ---------------------------      -------------------------
                                              2005     2004    % Change        2005     2004   % Change
                                             -----    -----    --------       -----    -----   --------
Research and
 development expenses ...................    $14.7    $14.6      0.5%         $29.2    $29.0     1.0%

      Research and development expenses for the three and six months ended June 30, 2005 and 2004 were consistent with the same periods in 2004 as we continued to primarily focus our efforts on developing and improving our instruments, components, subsystems and process control solutions that measure, control, power and monitor critical parameters of semiconductor and other advanced manufacturing processes.

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

Selling, General and Administrative (dollars in millions)

                                             Three Months Ended June 30,      Six Months Ended June 30,
                                             ---------------------------      -------------------------
                                              2005     2004    % Change        2005     2004   % Change
                                             -----    -----    --------       -----    -----   --------
Selling, general
 and administrative expenses.............    $23.0    $22.7      1.7%         $46.9    $42.8     9.5%

      Selling, general and administrative expenses increased $0.3 million during the three months ended June 30, 2005 mainly due to higher professional fees of $1.1 million principally related to the timing of fees for compliance with the Sarbanes-Oxley Act of 2002 ("Sarbanes Oxley") and higher consulting fees primarily for IT related services of $1.1 million partially offset by decreased legal fees of $0.6 million mainly relating to litigation which had been resolved and a reduction of $0.8 million related to foreign exchange.

      Selling, general and administrative expenses increased $4.1 million during the six months ended June 30, 2005 mainly due to higher consulting fees primarily for IT related services of $2.3 million, higher professional fees of $0.9 million principally related to the timing of fees for compliance with Sarbanes Oxley, higher compensation and benefit expenses of $0.7 million and higher insurance expenses of $0.7 million partially offset by decreased legal fees of $1.1 million mainly relating to litigation which had been resolved.

Amortization of Acquired Intangible Assets (dollars in millions)

                                             Three Months Ended June 30,      Six Months Ended June 30,
                                             ---------------------------      -------------------------
                                              2005     2004    % Change        2005     2004   % Change
                                             -----    -----    --------       -----    -----   --------
Amortization of
 acquired intangible assets..............    $ 3.7    $ 3.7      0.1%         $ 7.4    $ 7.4     0.0%

      Amortization expense for the three and six months ended June 30, 2005 and 2004, respectively, represents amortization of identifiable intangible assets resulting from our completed acquisitions.

Restructuring Charges (dollars in millions)

                                             Three Months Ended June 30,      Six Months Ended June 30,
                                             ---------------------------      -------------------------
                                              2005     2004    % Change        2005     2004   % Change
                                             -----    -----    --------       -----    -----   --------
Restructuring charges....................      --       --        --          $ 0.5    $ 0.4     3.9%

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

      During the three months ended March 31, 2005, we initiated a restructuring plan related to our Berlin, Germany location. This consolidation of activities included the reduction of 16 employees. The total restructuring charge related to this consolidation was $0.5 million, which consisted of $0.3 million related to the repayment of a government grant and $0.2 million in severance costs. There were no restructuring charges during the second quarter of 2005.

      The following table sets forth the activity in the restructuring accruals from December 31, 2004 to June 30, 2005:

                                                                 Workforce       Facility
                                                                Reductions    Consolidations    Other     Total
                                                                ----------    --------------    -----    ------
Balance as of December 31, 2004........................ ...       $  89           $1,532        $   -    $1,621
Restructuring provision in first quarter...................         203                -          251       454
Charges utilized in first quarter..........................          (9)            (110)           -      (119)
                                                                  -----           ------        -----     -----
Balance as of March 31, 2005...............................       $ 283           $1,422        $ 251    $1,956
Charges utilized in second quarter.........................         (56)            (135)           -      (191)
                                                                  -----           ------        -----     -----
Balance as of June 30, 2005................................       $ 227           $1,287        $ 251    $1,765
                                                                  =====           ======        =====    ======

      The remaining accruals for workforce reductions are expected to be paid by December 2005. The facilities consolidation charges will be paid over the respective lease terms, the latest of which ends in 2008.

Interest Income, Net (dollars in millions)

                                             Three Months Ended June 30,      Six Months Ended June 30,
                                             ---------------------------      -------------------------
                                              2005     2004    % Change        2005     2004   % Change
                                             -----    -----    --------       -----    -----   --------
Interest income, net.....................    $ 1.3    $ 0.3     313.5%        $ 2.4    $ 0.6    309.0%

      Interest income, net increased $1.0 million and $1.8 million, respectively, for the three and six month periods ended June 30, 2005, mainly related to higher interest rates on higher average investment balances in those periods.

Other Income

      Other income of $5.4 million for the three and six months ended June 30, 2004 consisted primarily of a gain of $5.0 million related to the collection of a note receivable that was written off in 2002.

Provision for Income Taxes (dollars in millions)

                                             Three Months Ended June 30,      Six Months Ended June 30,
                                             ---------------------------      -------------------------
                                             2005                   2004      2005                 2004
                                             ----                   ----      ----                 ----
Provision for income taxes...............    $1.9                   $5.3      $4.4                 $8.5

      As a result of incurring significant operating losses from 2001 through 2003, we had established a full valuation allowance against our net deferred tax assets. During the fourth quarter of 2004, after examining a number of factors, including historical results and near term earnings projections, we determined that it was more likely than not that we would realize all of our net deferred tax assets, except for those related to certain state tax credits, and reduced the valuation allowance accordingly. At June 30, 2005, we continued to maintain a valuation allowance for certain state tax credits for which it was more likely than not that they will not be realized.

      Our effective tax rate for the three and six month periods ended June 30, 2005 was 17% and 22%, respectively. The effective tax rate is less than the statutory tax rate primarily due to a tax benefit recorded as the result of the completion of the Internal Revenue Service ("IRS") examination (see below), the benefit from U.S. research and development credits and the profits of our international subsidiaries being taxed at rates lower than the U.S. statutory tax rate. The effective tax rate for the quarter ending March 31, 2005 was 31%, primarily due to the profits of our international subsidiaries being taxed at rates lower than the U.S. statutory tax rate.

      During the three and six month periods ended June 30, 2004, the U.S. taxable income was offset by U.S. operating loss carryforwards and the tax provision was comprised of tax expense from foreign operations and state taxes.

      In the normal course of business, our Company and our subsidiaries are examined by various tax authorities, including the IRS. Generally an unfavorable settlement of any issue under audit would require the use of cash. Favorable resolution would result in a reduction to our effective tax rate in the quarter of resolution. During the quarter ended June 30, 2005, the IRS completed its examination of our tax returns for the tax years 1999 through 2002. As a result of this examination we recorded a benefit to income tax expense of $1.9 million and a $0.6 million reduction of goodwill related to a previous acquisition.

LIQUIDITY AND CAPITAL RESOURCES

      Cash, cash equivalents and short-term investments totaled $264.3 million at June 30, 2005 compared to $235.9 million at December 31, 2004. The primary source of funds for the first six months of fiscal 2005 was cash provided by operating activities of $31.8 million.

      Net cash provided by operating activities of $31.8 million for the six months ended June 30, 2005, resulted mainly from net income of $15.2 million, non-cash charges of $13.4 million for depreciation and amortization and a decrease in net operating assets and liabilities of $3.1 million. The net decrease in operating assets and liabilities is mainly caused by a $3.1 million decrease in accounts receivable as a result of lower revenues, $1.9 million decrease in inventories and a $0.9 million increase in accounts payable, offset by a decrease of $2.1 million in accrued expenses and other current liabilities, primarily as a result of lower accrued compensation and an increase in other current assets of $1.0 million, mainly due to tax deposits. Net cash provided by operating activities of $19.9 million for the six months ended June 30, 2004 resulted mainly from net income of $33.6 million, non-cash depreciation and amortization expenses of $13.9 million and an increase in operating liabilities of $29.3 million, partially offset by an increase in operating assets of $51.8 million and a $5.0 million gain related to the collection of a previously written off note receivable. The increase in operating assets consisted mainly of an increase in accounts receivable of $24.3 million due to the higher shipments in the second quarter of 2004 as compared to the fourth quarter of 2003, and an increase in inventory of $23.9 million as a result of higher production volumes in the first quarter of 2004. The increase in operating liabilities consisted primarily of an increase in accrued expenses and other current liabilities of $11.3 million resulting from increased accrued compensation, warranty reserves and non-income related tax accruals, as well as a $12.3 million increase in income tax payable.

      Net cash used in investing activities of $18.6 million for the six months ended June 30, 2005 resulted primarily from net purchases of available for sale investments of $14.3 million and from the purchases of property, plant and equipment of $4.9 million primarily for investment in manufacturing equipment and for the consolidation of our IT infrastructure. Net cash used in investing activities of $15.4 million for the six months ended June 30, 2004 resulted mainly from net purchases of available for sale investments of $13.2 million and the purchase of property, plant and equipment of $9.2 million for investments in manufacturing test equipment and for consolidation of our IT infrastructure, partially offset by proceeds of $5.0 million received from the collection of a note receivable that was previously written off.

      Net cash provided by financing activities of $2.2 million for the six months ended June 30, 2005 consisted primarily of $2.2 million in proceeds from the exercise of stock options and purchases under our employee stock purchase plan. Net cash provided by financing activities of $39.3 million for the six months ended June 30, 2004 consisted primarily of $32.6 million in net proceeds received from our common stock offering, $3.9 million in proceeds from the exercise of stock options and purchases under our employee stock purchase plan, and net proceeds of $4.6 million from short-term borrowings, partially offset by $1.8 million of principal payments on long-term debt.

      We believe that our working capital, together with the cash anticipated to be generated from operations, will be sufficient to satisfy our estimated working capital and planned capital expenditure requirements through at least the next 12 months.

      To the extent permitted by Massachusetts law, our Restated Articles of Organization, as amended, require us to indemnify any of our current or former officers or directors or any person who has served or is serving in any capacity with respect to any of our employee benefit plans. Because no claim for indemnification has been pursued by any person covered by the relevant provisions of our Restated Articles of Organization, we believe that the estimated exposure for these indemnification obligations is currently minimal. Accordingly, we have no liabilities recorded for these requirements as of June 30, 2005.

      We also enter into agreements in the ordinary course of business which include indemnification provisions. Pursuant to these agreements, we indemnify, hold harmless and agree to reimburse the indemnified party, generally our customers, for losses suffered or incurred by the indemnified party in connection with certain patent or other intellectual property infringement claims, and, in some instances, other claims, by any third party with respect to our products. The term of these indemnification obligations is generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is, in some instances, unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these obligations as of June 30, 2005.

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

OFF-BALANCE SHEET ARRANGEMENTS

      We do not have any financial partnerships with unconsolidated entities, such as entities often referred to as structured finance, special purpose entities or variable interest entities, which are often established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had such relationships.

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

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R replaces SFAS 123 and supersedes APB 25. SFAS 123R focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS 123R was originally expected to be effective for us beginning in our third quarter of fiscal 2005. In April 2005, the effective date was amended by the Securities and Exchange Commission. As a result, SFAS 123R is now effective for us as of the first annual period that begins after June 15, 2005. Accordingly, we will adopt SFAS 123R in our first quarter of fiscal 2006. We expect to use the modified-prospective transition method and will not restate prior periods for the adoption of SFAS 123R. Although we are currently evaluating the provisions of SFAS 123R and its implications on our employee benefit plans, we believe that the adoption of this standard, based on the terms of the options outstanding at June 30, 2005, will have a material effect on our net income in fiscal 2006.

FACTORS THAT MAY AFFECT FUTURE RESULTS

OUR BUSINESS DEPENDS SUBSTANTIALLY ON CAPITAL SPENDING IN THE SEMICONDUCTOR INDUSTRY WHICH IS CHARACTERIZED BY PERIODIC FLUCTUATIONS THAT MAY CAUSE A REDUCTION IN DEMAND FOR OUR PRODUCTS.

      We estimate that approximately 71% of our net sales for the six months ended June 30, 2005 and 74%, 69%, and 70% of our net sales for the years ended December 31, 2004, 2003 and 2002, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers, and we expect that sales to such customers will continue to account for a substantial majority of our sales. Our business depends upon the capital expenditures of semiconductor device manufacturers, which in turn depend upon the demand for semiconductors. Periodic reductions in demand for the products manufactured by semiconductor capital equipment manufacturers and semiconductor device manufacturers may adversely affect our business, financial condition and results of operations.

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

THE LOSS OF NET SALES TO ANY ONE OF OUR MAJOR CUSTOMERS WOULD LIKELY HAVE A MATERIAL ADVERSE EFFECT ON US.

      Our top ten customers accounted for approximately 48% of our net sales for the six months ended June 30, 2005, and approximately 49%, 42%, and 49% of our net sales for the years ended December 31, 2004, 2003 and 2002, respectively. The loss of a major customer or any reduction in orders by these customers, including reductions due to market or competitive conditions, would likely have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2005 and the years ended December 31, 2004, 2003 and 2002, one customer, Applied Materials, accounted for approximately 16%, 20%, 18%, and 23%, respectively, of our net sales. None of our significant customers, including Applied Materials, has entered into an agreement requiring it to purchase any minimum quantity of our products. The demand for our products from our semiconductor capital equipment customers depends in part on orders received by them from their semiconductor device manufacturer customers.

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

AN INABILITY TO CONVINCE SEMICONDUCTOR DEVICE MANUFACTURERS TO SPECIFY THE USE OF OUR PRODUCTS TO OUR CUSTOMERS THAT ARE SEMICONDUCTOR CAPITAL EQUIPMENT MANUFACTURERS WOULD WEAKEN OUR COMPETITIVE POSITION.

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

      International sales include sales by our foreign subsidiaries, but exclude direct export sales. International sales accounted for approximately 38% of net sales for the six months ended June 30, 2005 and 34%, 41%, and 36% of net sales for the years ended December 31, 2004, 2003 and 2002, respectively, a significant portion of which were sales to Japan.

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

WE HAVE SIGNIFICANT FOREIGN OPERATIONS, AND OUTSOURCE CERTAIN MANUFACTURING OFFSHORE, WHICH POSE SIGNIFICANT RISKS.

      We have significant international sales, service, engineering and manufacturing operations in Europe and Asia, and have outsourced a portion of our manufacturing to Mexico. We may expand the level of manufacturing and certain other operations that we do offshore in order to take advantage of cost efficiencies available to us in those countries. However, we may not achieve significant cost savings or other benefits that we anticipate from this program. These foreign operations expose us to operational and political risks that may harm our business, including:

      -     political and economic instability;

      - fluctuations in the value of currencies and high levels of inflation, particularly in Asia and Europe;

      - changes in labor conditions and difficulties in staffing and managing foreign operations, including, but not limited to, labor unions;

      -     reduced or less certain protection for intellectual property rights;

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

      - domestic and international intellectual property laws will protect our intellectual property rights; or

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

CERTAIN STOCKHOLDERS HAVE A SUBSTANTIAL INTEREST IN US AND MAY BE ABLE TO EXERT SUBSTANTIAL INFLUENCE OVER OUR ACTIONS.

      As of June 30, 2005, John R. Bertucci, our Executive Chairman, and certain members of his family, in the aggregate, beneficially owned approximately 18% of our outstanding common stock. As a result, these stockholders, acting together, are able to exert substantial influence over our actions. Pursuant to the acquisition of the ENI Business of Emerson Electric Co. ("Emerson"), we issued approximately 12,000,000 shares of common stock to Emerson and its wholly owned subsidiary, Astec America, Inc. Emerson owned approximately 19% of our outstanding common stock as of June 30, 2005, and James G. Berges, the President and a director of Emerson, is a member of our board of directors. Accordingly, Emerson is able to exert substantial influence over our actions.

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

      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b)    Changes in internal control over financial reporting.

      There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

      ITEM 1. LEGAL PROCEEDINGS.

      On April 3, 2003, Advanced Energy Industries, Inc. ("Advanced Energy") filed suit against us in federal district court in Colorado (the "Colorado Action"), seeking a declaratory judgment that Advanced Energy's Xstream product does not infringe three patents held by our subsidiary, Applied Science and Technology, Inc. ("ASTeX"). On May 14, 2003, we brought suit in federal district court in Delaware (the "Court") against Advanced Energy for infringement of five ASTeX patents (the "Delaware Action"), including the three patents at issue in the Colorado Action. We sought injunctive relief and damages for Advanced Energy's infringement. On December 24, 2003, the Colorado court granted our motion to transfer Advanced Energy's Colorado Action to Delaware. In connection with the jury trial, the parties agreed to present the jury with representative claims from three of the five ASTeX patents. On July 23, 2004, the jury found that Advanced Energy infringed all three patents. In March and April 2005, the Court issued orders concerning a number of pre- and post-trial motions. The Court referred several of the remaining pending motions to a special master, who held a hearing on May 26, 2005 and has been deciding those motions as well as several subsequently filed motions. All of these motions are expected to be resolved in August 2005. The Court scheduled a status conference on September 14, 2005 and the second phase of trial is expected to begin on October 31, 2005. We expect that the second phase of trial will address our claims of damages and willful infringement against Advanced Energy and certain of Advanced Energy's remaining affirmative defenses. The Court has also indicated that it will resolve our motion for contempt against Advanced Energy related to Advanced Energy's sales of its Rapid products, which is presently pending in an earlier litigation between the parties that had been settled in 2002.

      On November 3, 1999, On-Line Technologies, Inc. ("On-Line"), which we acquired in 2001, brought suit in federal district court in Connecticut against Perkin-Elmer, Inc. and certain other defendants (collectively, "Perkin-Elmer") for infringement of On-Line's patent related to its FTIR spectrometer product and related claims. The suit sought injunctive relief and damages for infringement. Perkin-Elmer, filed a counterclaim seeking invalidity of the patent, costs and attorneys' fees. In June 2002, the defendants filed a motion for summary judgment. In April 2003, the court granted the motion and dismissed the case. We appealed this decision to the federal circuit court of appeals. On October 13, 2004, the federal circuit court of appeals reversed the lower court's dismissal of certain claims in the case. Accordingly, the case has been remanded to the United States District Court in Connecticut for further proceedings on the merits of the remaining claims. On March 11, 2005, Perkin-Elmer, submitted to the court a stipulation that it has infringed a specified claim of On-Line's patent and filed a motion for summary judgment that such patent claim is invalid. On April 6, 2005, On-Line filed a reply to the summary judgment motion. The parties are awaiting the court's response to the motion.

      We are subject to other legal proceedings and claims, which have arisen in the ordinary course of business.

      In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      At our Annual Meeting of Shareholders on May 9, 2005 (the "Annual Meeting") the following proposals were voted upon as further specified below:

1.    Election of Class III Directors (requires plurality of votes cast):

                           VOTES FOR         VOTES WITHHELD
                           ---------         --------------
John R. Bertucci           51,176,633            690,154
Robert R. Anderson         49,479,360          2,387,427

2. Approval of the Restated By-Laws (required 66 2/3% of all outstanding shares to pass):

VOTES FOR                        VOTES AGAINST                    VOTES ABSTAINING
---------                        -------------                    ----------------
28,366,004                         19,359,669                          30,451

3. Ratification of PricewaterhouseCoopers LLP as our independent auditors (required majority of votes cast to pass):

VOTES FOR                        VOTES AGAINST                    VOTES ABSTAINING
---------                        -------------                    ----------------
51,713,331                          138,710                            14,746

      ITEM 6. EXHIBITS.

Exhibit No.      Exhibit Description
-----------      -------------------
   10.1          Form of Performance Share Agreement for Issuance under the Amended and Restated 1995
                 Stock Incentive Plan

   10.2          Form of Performance Share Agreement for Issuance under the 2004 Stock Incentive Plan

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

                                 MKS INSTRUMENTS, INC.

August 2, 2005                    By: /s/ Ronald C. Weigner
                                      ------------------------------------------
                                      Ronald C. Weigner
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)