Form 10-Q
period 2005-09-30
MKS INSTRUMENTS INC
filed 2005-11-09
CIK 1049502

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 0-23621

                              MKS INSTRUMENTS, INC.
             (Exact name of registrant as specified in its charter)

          Massachusetts                                           04-2277512
   (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

90 Industrial Way, Wilmington, Massachusetts                        01887
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
                                              -----    -----

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes   X   No      .
                                                -----    -----

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes       No   X  .
                                                -----    -----

     Number of shares outstanding of the issuer's common stock as of October 28, 2005: 54,251,483

                              MKS INSTRUMENTS, INC.
                                    FORM 10-Q
                                      INDEX

PART I FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS.

           Consolidated Balance Sheets -
           September 30, 2005 and December 31, 2004                       3

           Consolidated Statements of Operations  -
           Three and nine months ended September 30, 2005 and 2004        4

           Consolidated Statements of Cash Flows -
           Nine months ended September 30, 2005 and 2004                  5

           Notes to Consolidated Financial Statements                     6

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.                                    15

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.   28

   ITEM 4. CONTROLS AND PROCEDURES.                                      28

PART II OTHER INFORMATION

   ITEM 1. LEGAL PROCEEDINGS.                                            29

   ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
           PROCEEDS.                                                     29

   ITEM 6. EXHIBITS.                                                     30

PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS.

                              MKS INSTRUMENTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                   September 30,   December 31,
                                                                        2005           2004
                                                                   -------------   ------------
                                                                    (Unaudited)
                             ASSETS
Current assets:
   Cash and cash equivalents ...................................      $159,989       $138,389
   Short-term investments ......................................       111,376         97,511
   Trade accounts receivable, net ..............................        76,061         82,315
   Inventories .................................................        97,776         99,633
   Deferred income taxes .......................................        11,937         12,129
   Other current assets ........................................        13,723          9,908
                                                                      --------       --------
      Total current assets .....................................       470,862        439,885
   Long-term investments .......................................         1,240          4,775
   Property, plant and equipment, net ..........................        79,699         80,917
   Goodwill, net ...............................................       255,337        255,740
   Acquired intangible assets, net .............................        30,560         41,604
   Deferred income taxes .......................................         2,597          2,184
   Other assets ................................................         2,473          3,572
                                                                      --------       --------
      Total assets .............................................      $842,768       $828,677
                                                                      ========       ========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings .......................................      $ 19,419       $ 22,400
   Current portion of long-term debt ...........................         1,429          2,069
   Current portion of capital lease obligations ................           394             40
   Accounts payable ............................................        20,319         23,338
   Accrued compensation ........................................        11,698         13,767
   Income taxes payable ........................................         8,943          9,133
   Other accrued expenses ......................................        21,095         21,438
                                                                      --------       --------
      Total current liabilities ................................        83,297         92,185
Long-term debt .................................................         5,595          6,667
Long-term portion of capital lease obligations .................           843             80
Other liabilities ..............................................         3,569          3,111
Commitments and contingencies (Note 9)
Stockholders' equity:
   Preferred Stock, $0.01 par value, 2,000,000 shares
      authorized; none issued and outstanding ..................            --             --
   Common Stock, no par value, 200,000,000 shares authorized;
      54,230,946 and 53,839,098 issued and outstanding at
      September 30, 2005 and December 31, 2004, respectively ...           113            113
   Additional paid-in capital ..................................       636,648        631,760
   Retained earnings ...........................................       104,537         82,077
   Accumulated other comprehensive income ......................         8,166         12,684
                                                                      --------       --------
      Total stockholders' equity ...............................       749,464        726,634
                                                                      --------       --------
      Total liabilities and stockholders' equity ...............      $842,768       $828,677
                                                                      ========       ========

         The accompanying notes are an integral part of the consolidated financial statements.

                              MKS INSTRUMENTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                  Three Months Ended    Nine Months Ended
                                                    September 30,         September 30,
                                                 -------------------   -------------------
                                                   2005       2004       2005       2004
                                                 --------   --------   --------   --------
Net sales ....................................   $122,520   $139,651   $380,120   $424,221
Cost of sales ................................     74,863     84,045    231,315    252,993
                                                 --------   --------   --------   --------
Gross profit .................................     47,657     55,606    148,805    171,228

Research and development .....................     13,684     14,201     42,922     43,157
Selling, general and administrative ..........     22,341     22,971     69,230     65,784
Amortization of acquired intangible assets ...      3,382      3,689     10,765     11,073
Restructuring ................................       (278)        --        176        437
                                                 --------   --------   --------   --------
Income from operations .......................      8,528     14,745     25,712     50,777
Interest expense .............................        186        100        611        384
Interest income ..............................      1,997        542      4,868      1,424
Other income .................................         --         --         --      5,402
                                                 --------   --------   --------   --------
Income before income taxes ...................     10,339     15,187     29,969     57,219
Provision for income taxes ...................      3,115      3,037      7,509     11,495
                                                 --------   --------   --------   --------
Net income ...................................   $  7,224   $ 12,150   $ 22,460   $ 45,724
                                                 ========   ========   ========   ========
Net income per share:
   Basic .....................................   $   0.13   $   0.23   $   0.42   $   0.86
                                                 ========   ========   ========   ========
   Diluted ...................................   $   0.13   $   0.22   $   0.41   $   0.83
                                                 ========   ========   ========   ========
Weighted average common shares outstanding:
   Basic .....................................     54,146     53,602     54,000     53,466
                                                 ========   ========   ========   ========
   Diluted ...................................     54,743     54,302     54,529     54,785
                                                 ========   ========   ========   ========

         The accompanying notes are an integral part of the consolidated financial statements.

                              MKS INSTRUMENTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                          ----------------------
                                                                                             2005         2004
                                                                                          ----------   ---------
Cash flows from operating activities:
  Net income ..........................................................................    $  22,460   $  45,724
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ....................................................       19,792      20,460
     Gain on collection of a note receivable ..........................................           --      (5,042)
     Deferred taxes ...................................................................       (1,234)        501
     Other ............................................................................        1,065        (423)
     Changes in operating assets and liabilities:
        Trade accounts receivable .....................................................        2,857     (20,399)
        Inventories ...................................................................         (896)    (22,546)
        Other current assets ..........................................................       (3,014)     (5,475)
        Accrued expenses and other current liabilities ................................          221      15,180
        Accounts payable ..............................................................       (1,666)        384
        Income taxes payable ..........................................................          723      14,720
                                                                                           ---------   ---------
  Net cash provided by operating activities ...........................................       40,308      43,084
                                                                                           ---------   ---------
  Cash flows from investing activities:
     Purchases of short-term and long-term available for sale investments .............     (181,868)   (175,061)
     Maturities and sales of short-term and long-term available for sale investments ..      171,394     126,677
     Purchases of property, plant and equipment .......................................       (7,603)    (13,983)
     Proceeds from sale of property, plant and equipment ..............................           --       1,294
     Proceeds from collection of a note receivable ....................................           --       5,042
     Other ............................................................................          846       1,023
                                                                                           ---------   ---------
  Net cash used in investing activities ...............................................      (17,231)    (55,008)
                                                                                           ---------   ---------
  Cash flows from financing activities:
     Proceeds from short-term borrowings ..............................................       61,247      67,157
     Payments on short-term borrowings ................................................      (62,175)    (63,478)
     Principal payments on long-term debt .............................................       (1,969)     (2,139)
     Proceeds from issuance of common stock, net of issuance costs ....................           --      32,549
     Proceeds from exercise of stock options and employee stock purchase plan .........        3,970       3,952
                                                                                           ---------   ---------
  Net cash provided by financing activities ...........................................        1,073      38,041
                                                                                           ---------   ---------
  Effect of exchange rate changes on cash and cash equivalents ........................       (2,550)       (642)
                                                                                           ---------   ---------
  Increase in cash and cash equivalents ...............................................       21,600      25,475
  Cash and cash equivalents at beginning of period ....................................      138,389      74,660
                                                                                           ---------   ---------
  Cash and cash equivalents at end of period ..........................................    $ 159,989   $ 100,135
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

                              MKS INSTRUMENTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Tables in thousands, except per share data)

1)   Basis of Presentation

     The terms "MKS" and the "Company" refer to MKS Instruments, Inc. and its subsidiaries. The interim financial data as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 is unaudited; however, in the opinion of MKS, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the December 31, 2004 audited consolidated financial statements and notes thereto included in the MKS Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

     In connection with the preparation of the accompanying financial statements, the Company concluded that it was appropriate to classify its investments in auction rate securities as short-term available-for-sale marketable securities. Such investments were originally classified as cash and cash equivalents at September 30, 2004. Accordingly, the Company has revised the classification to exclude from cash and cash equivalents $23,425,000 of auction rate securities at September 30, 2004, and made a corresponding adjustment to reflect the gross purchases and sales of these securities as investing activities in the accompanying Consolidated Statement of Cash Flows. As a result, cash used in investing activities increased by $23,425,000 for the nine months ended September 30, 2004. This change in classification does not affect previously reported cash flows from operations or cash flows from financing activities. Additionally, certain immaterial amounts in prior periods have been reclassified to be consistent with current period classifications.

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

2)   Stock-Based Compensation

     The Company has several stock-based employee compensation plans. The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts with fixed exercise prices at least equal to the fair market value of the Company's common stock at the date of grant. The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," ("SFAS 123") through disclosure only.

     The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards.

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                  (Tables in thousands, except per share data)

                                                                        Three Months Ended    Nine Months Ended
                                                                           September 30,        September 30,
                                                                        ------------------   -------------------
                                                                           2005      2004      2005       2004
                                                                         -------   -------   --------   --------
Net income as reported ..............................................    $ 7,224   $12,150   $ 22,460   $ 45,724
   Deduct: Total stock-based employee compensation expense
      determined under the fair-value-based method for all awards,
      net of tax ....................................................     (1,583)   (6,125)   (22,006)   (18,075)
                                                                         -------   -------   --------   --------
   Pro forma net income .............................................    $ 5,641   $ 6,025   $    454   $ 27,649
                                                                         =======   =======   ========   ========

Basic net income per share:
   As reported ......................................................    $  0.13   $  0.23   $   0.42   $   0.86
                                                                         =======   =======   ========   ========
   Pro forma ........................................................    $  0.10   $  0.11   $   0.01   $   0.52
                                                                         =======   =======   ========   ========
Diluted net income per share:
   As reported ......................................................    $  0.13   $  0.22   $   0.41   $   0.83
                                                                         =======   =======   ========   ========
   Pro forma ........................................................    $  0.10   $  0.11   $   0.01   $   0.50
                                                                         =======   =======   ========   ========

     There was no tax benefit included in the stock-based employee compensation expense determined under the fair-value-based method for the three and nine months ended September 30, 2004, respectively, as the Company had a full valuation allowance for its net deferred tax assets. For the three and nine months ended September 30, 2005, stock-based employee compensation expense is net of the related tax benefit.

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R replaces SFAS 123 and supersedes APB 25. SFAS 123R focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. SFAS 123R was originally expected to be effective for the Company beginning in its third quarter of fiscal 2005. In April 2005, the effective date was amended by the Securities and Exchange Commission. As a result, SFAS 123R is now effective for the Company as of the first annual period that begins after June 15, 2005. Accordingly, the Company will adopt SFAS 123R in its first quarter of fiscal 2006. The Company expects to use the modified-prospective transition method and will not restate prior periods for the adoption of SFAS 123R. Although the Company is currently evaluating the provisions of SFAS 123R and its implications on its employee benefit plans, it believes that the adoption of this standard, based on the terms of the options outstanding at September 30, 2005, will have a material effect on its net income for the year ending December 31, 2006.

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

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                  (Tables in thousands, except per share data)

3)   Goodwill and Intangible Assets

     Intangible Assets

     Acquired amortizable intangible assets consisted of the following as of September 30, 2005:

                                                 Gross                      Net
                                               Carrying    Accumulated   Carrying
                                                Amount    Amortization    Amount
                                               --------   ------------   --------
Completed technology .......................    $72,461     $(48,954)     $23,507
Customer relationships .....................      6,640       (4,266)       2,374
Patents, trademarks, tradenames and other ..     12,393       (7,714)       4,679
                                                -------     --------      -------
                                                $91,494     $(60,934)     $30,560
                                                =======     ========      =======

     Acquired amortizable intangible assets consisted of the following as of December 31, 2004:

                                                 Gross                      Net
                                               Carrying    Accumulated   Carrying
                                                Amount    Amortization    Amount
                                               --------   ------------   --------
Completed technology .......................    $72,738     $(39,969)     $32,769
Customer relationships .....................      6,640       (3,581)       3,059
Patents, trademarks, tradenames and other ..     12,395       (6,619)       5,776
                                                -------     --------      -------
                                                $91,773     $(50,169)     $41,604
                                                =======     ========      =======

     Aggregate amortization expense related to acquired intangibles for the three and nine months ended September 30, 2005 was $3,382,000 and $10,765,000, respectively. Aggregate amortization expense related to acquired intangibles for the three and nine months ended September 30, 2004 was $3,689,000 and $11,073,000, respectively. Estimated amortization expense related to acquired intangibles for the remainder of 2005 and in total for the year is $3,099,000 and $13,864,000, respectively. Estimated amortization expense for 2006 and for each of the three succeeding fiscal years is as follows:

                      Year                 Amount
                      ----                -------
                      2006                $11,763
                      2007                 11,129
                      2008                  2,759
                      2009                  1,205

     Goodwill

     The change in the carrying amount of goodwill during the three and nine months ended September 30, 2005 was not material.

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                  (Tables in thousands, except per share data)

4)   Net Income Per Share

     The following table sets forth the computation of basic and diluted net income per share:

                                                             Three Months Ended   Nine Months Ended
                                                                September 30,       September 30,
                                                             ------------------   -----------------
                                                                2005      2004      2005      2004
                                                              -------   -------   -------   -------
Numerator
   Net income ............................................    $ 7,224   $12,150   $22,460   $45,724
                                                              =======   =======   =======   =======
Denominator
   Shares used in net income per common share - basic ....     54,146    53,602    54,000    53,466
   Effect of dilutive securities:
      Stock options and employee stock purchase plan .....        597       700       529     1,319
                                                              -------   -------   -------   -------
   Shares used in net income per common share - diluted ..     54,743    54,302    54,529    54,785
                                                              =======   =======   =======   =======
Net income per common share
      Basic ..............................................    $  0.13   $  0.23   $  0.42   $  0.86
                                                              =======   =======   =======   =======
      Diluted ............................................    $  0.13   $  0.22   $  0.41   $  0.83
                                                              =======   =======   =======   =======

     For purposes of computing diluted net income per common share, 4,856,000 and 6,378,000 outstanding options for the three and nine months ended September 30, 2005, respectively, and 7,333,000 and 5,002,000 outstanding options for the three and nine months ended September 30, 2004, respectively, were excluded from the calculation as their inclusion would be anti-dilutive. There were options to purchase approximately 9,568,000 and 10,318,000 shares of the Company's common stock outstanding as of September 30, 2005 and 2004, respectively.

5)   Inventories

     Inventories consist of the following:

                                          September 30,             December 31,
                                              2005                      2004
                                          -------------             ------------
Raw material .....................           $42,704                  $46,479
Work in process ..................            20,169                   18,330
Finished goods ...................            34,903                   34,824
                                             -------                  -------
                                             $97,776                  $99,633
                                             =======                  =======

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                  (Tables in thousands, except per share data)

6)   Stockholders' Equity

     Comprehensive Income

     Components of comprehensive income were as follows:

                                                                Three Months Ended   Nine Months Ended
                                                                   September 30,        September 30,
                                                                ------------------   -----------------
                                                                  2005      2004       2005      2004
                                                                 ------   -------    -------   -------
Net income ..................................................    $7,224   $12,150    $22,460   $45,724
Other comprehensive income (loss):
   Changes in value of financial instruments designated as
      cash flow hedges (net of taxes of $54 and
      $0 for the three months ended  September 30,
      respectively, and $1,020 and $0 for the
      nine months ended September 30, respectively) .........        89       460      1,702     2,368
   Foreign currency translation adjustment ..................      (878)      311     (6,207)   (1,041)
   Unrealized gain (loss) on investments (net of
      taxes of $15 and $0 for the three months
      ended September 30, respectively, and net of
      benefit of $7 and $0 for the nine months
      ended September 30, respectively) .....................        26        83        (13)      110
                                                                 ------   -------    -------   -------
Other comprehensive income (loss) ...........................      (763)      854     (4,518)    1,437
                                                                 ------   -------    -------   -------
Total comprehensive income ..................................    $6,461   $13,004    $17,942   $47,161
                                                                 ======   =======    =======   =======

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

     As a result of incurring significant operating losses from 2001 through 2003, the Company established a full valuation allowance for its net deferred tax assets. During the fourth quarter of 2004, after examining a number of factors, including historical results and near term earnings projections, the Company determined that it was more likely than not that it would realize all of its net deferred tax assets, except for those related to certain state tax credits. At September 30, 2005, the Company continues to maintain a valuation allowance for certain state tax credits for which it is more likely than not that they will not be realized.

     During the second quarter of 2005, the Internal Revenue Service ("IRS") completed its examination of the Company's tax returns for the tax years 1999 through 2002. As a result of this examination, during the quarter

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                  (Tables in thousands, except per share data)

     ended June 30, 2005, the Company recorded a benefit to income tax expense of $1,901,000 and a $576,000 reduction of goodwill related to a previous acquisition.

     The Company's effective tax rate for the nine months ending September 30, 2005 was 25%. The effective tax rate is less than the statutory tax rate primarily due to completion of the IRS examination, the benefit from U.S. research and development credits and the profits of the Company's international subsidiaries being taxed at rates lower than the U.S. statutory tax rate.

     On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act contains a provision allowing U.S. multinational companies a one-time incentive to repatriate foreign earnings at an effective tax rate of 5.25%. The Company is continuing to study this new provision but does not expect that it will have a material impact on future periods. Through September 30, 2005, the Company has not provided deferred U.S. income taxes on the undistributed earnings of its foreign subsidiaries because such earnings were intended to be permanently reinvested outside the U.S. Determination of the potential deferred income tax liability on these undistributed earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs. At September 30, 2005, the Company had $69,768,000 of undistributed earnings in its foreign subsidiaries.

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

                           Three Months Ended    Nine Months Ended
                             September 30,         September 30,
                          -------------------   -------------------
                            2005       2004       2005       2004
                          --------   --------   --------   --------
Geographic net sales
   United States ......   $ 78,063   $ 93,052   $237,206   $280,971
   Japan ..............     19,969     21,181     62,165     63,979
   Europe .............     12,171     11,744     40,077     36,807
   Asia ...............     12,317     13,674     40,672     42,464
                          --------   --------   --------   --------
                          $122,520   $139,651   $380,120   $424,221
                          ========   ========   ========   ========

                        September 30,   December 31,
                             2005           2004
                        -------------   ------------
Long-lived assets:
   United States ....      $67,596         $68,719
   Japan ............        5,674           6,202
   Europe ...........        4,656           5,544
   Asia .............        4,246           4,024
                           -------         -------
                           $82,172         $84,489
                           =======         =======

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                  (Tables in thousands, except per share data)

     The Company groups its products into three product groups. Net sales for these product groups are as follows:

                                      Three Months Ended    Nine Months Ended
                                        September 30,         September 30,
                                     -------------------   -------------------
                                       2005       2004       2005       2004
                                     --------   --------   --------   --------
Instruments and Control Systems ..   $ 57,732   $ 65,310   $177,021   $191,976
Power and Reactive Gas Products ..     50,459     57,978    158,094    179,932
Vacuum Products ..................     14,329     16,363     45,005     52,313
                                     --------   --------   --------   --------
                                     $122,520   $139,651   $380,120   $424,221
                                     ========   ========   ========   ========

     The Company had one customer comprising 17% and 16%, respectively, and one customer comprising 11% and 10%, respectively, of net sales for the three and nine months ended September 30, 2005. The Company had one customer comprising 19% and 20%, respectively, and one customer comprising 10% and 10%, respectively, of net sales for the three and nine months ended September 30, 2004.

9)   Commitments and Contingencies

     On April 3, 2003, Advanced Energy Industries, Inc. ("Advanced Energy") filed suit against MKS in federal district court in Colorado (the "Colorado Action"), seeking a declaratory judgment that Advanced Energy's Xstream product does not infringe three patents held by MKS' subsidiary, Applied Science and Technology, Inc. ("ASTeX"). On May 14, 2003, MKS brought suit in federal district court in Delaware (the "Court") against Advanced Energy for infringement of five ASTeX patents (the "Delaware Action"), including the three patents at issue in the Colorado Action. MKS sought injunctive relief and damages for Advanced Energy's infringement. On December 24, 2003, the Colorado court granted MKS' motion to transfer Advanced Energy's Colorado Action to Delaware. In connection with the jury trial, the parties agreed to present the jury with representative claims from three of the five ASTeX patents. On July 23, 2004, the jury found that Advanced Energy infringed all three patents. See Note 13 for additional information.

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

                              MKS INSTRUMENTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                  (Tables in thousands, except per share data)

10)  Restructuring, Asset Impairment and Other Charges

     As a result of the Company's various acquisitions from 2000 through 2002 and the downturn in the semiconductor capital equipment market, which began in 2000, the Company had redundant activities and excess manufacturing capacity and office space. Therefore, in 2002 and continuing through the first quarter of 2004, the Company implemented restructuring activities to rationalize manufacturing operations and reduce operating expenses. As a result of these actions, the Company recorded restructuring, asset impairment charges and other charges of $2,726,000, $1,593,000 and $437,000 in 2002, 2003 and 2004, respectively. The charges consisted of $987,000 of severance costs related to workforce reductions, $2,810,000 related to consolidation of leased facilities, and asset impairment charges of $959,000 primarily related to the impairment of an intangible asset from the discontinuance of certain product development activities. The fair value of the impaired intangible asset was determined using the expected present value of future cash flows. The workforce reductions were across all functional groups.

     During the three months ended March 31, 2005, the Company initiated a restructuring plan related to its Berlin, Germany location. This consolidation of activities included the reduction of 16 employees. The total restructuring charge related to this consolidation was $454,000, which consisted of $251,000 related to the repayment of a government grant and $203,000 in severance costs.

     During the three months ended September 30, 2005, the Company terminated a lease related to a facility previously exited. At June 30, 2005, the Company had an accrual of approximately $784,000 related to this facility. After making the lease settlement payment and payments for other contractual obligations, the remaining balance of approximately $278,000 was reversed as there was no remaining obligation.

     The following table sets forth the activity in the restructuring accruals from December 31, 2004 to September 30, 2005:

                                                 Workforce      Facility
                                                Reductions   Consolidations   Other    Total
                                                ----------   --------------   -----   ------
Balance as of December 31, 2004 .............      $ 89          $1,532        $ --   $1,621
Restructuring provision in first quarter ....       203              --         251      454
Charges utilized in first quarter ...........        (9)           (110)         --     (119)
                                                   ----          ------        ----   ------
Balance as of March 31, 2005 ................       283           1,422         251    1,956
Charges utilized in second quarter ..........       (56)           (135)         --     (191)
                                                   ----          ------        ----   ------
Balance as of June 30, 2005 .................       227           1,287         251    1,765
Reversal of restructuring in third quarter ..        --            (278)         --     (278)
Charges utilized in third quarter ...........       (71)           (563)         --     (634)
                                                   ----          ------        ----   ------
Balance as of September 30, 2005 ............      $156          $  446        $251   $  853
                                                   ====          ======        ====   ======

     The remaining accruals for workforce reductions are expected to be paid by January of 2006. The facilities consolidation charges will be paid over the respective lease terms, the latest of which ends in 2007. The accruals for severance costs and lease payments are recorded in Other accrued expenses and Other liabilities in the Consolidated Balance Sheets.

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

     Product warranty activities for the nine months ended September 30 were as follows:

                                                                  2005      2004
                                                                -------   -------
Balance at beginning of year ................................   $ 7,601   $ 5,804
Provisions for product warranties during the period .........     5,139     6,473
Direct charges to the warranty liability during the period ..    (6,153)   (4,429)
                                                                -------   -------
Balance as of September 30 ..................................   $ 6,587   $ 7,848
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

13)  Subsequent Event

     On October 3, 2005, MKS and Advanced Energy entered into a settlement agreement (see Note 9), pursuant to which Advanced Energy paid MKS $3,000,000 in cash in October 2005. This settlement is not reflected in the MKS financial statements as of September 30, 2005. The settlement agreement also provided that Advanced Energy would not make, use, sell or offer to sell its Rapid, Rapid FE, Rapid OE, and Xstream products (or related products) in the United States or any other country in which MKS holds a relevant patent or patent application, during the life of any such patent (or resulting patent, in the case of patent applications). On October 6, 2005, the Court issued a final judgment of infringement and an injunction prohibiting Advanced Energy from making, using, selling, offering to sell, or importing into the United States such products.

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

     Our customers include semiconductor capital equipment manufacturers, semiconductor device manufacturers, industrial manufacturing companies, medical equipment manufacturers and university, government and industrial research laboratories. For the nine months ended September 30, 2005 and the year ended December 31, 2004, we estimate that approximately 70% and 74% of our net sales, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers.

     During the latter half of 2003 and continuing into the first half of 2004, the semiconductor capital equipment market experienced a market upturn after a downturn of almost three years. Starting in the fourth quarter of 2003, we experienced an increase in orders and shipments and as a result have returned to profitability. Beginning in the third quarter of 2004 and continuing through the third quarter of 2005, our orders and sales have declined from the level achieved in the second quarter of 2004. The semiconductor capital equipment industry is subject to rapid demand shifts which are difficult to predict.

     A portion of our sales is to operations in international markets. International sales include sales by our foreign subsidiaries, but exclude direct export sales. For the nine months ended September 30, 2005 and the year ended December 31, 2004, international sales accounted for approximately 38% and 34% of net sales, respectively.

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

                                                Three Months Ended   Nine Months Ended
                                                   September 30,       September 30,
                                                ------------------   -----------------
                                                   2005    2004         2005    2004
                                                  -----   -----        -----   -----
Net sales ...................................     100.0%  100.0%       100.0%  100.0%
Cost of sales ...............................      61.1    60.2         60.9    59.6
                                                  -----   -----        -----   -----
Gross profit ................................      38.9    39.8         39.1    40.4
Research and development ....................      11.2    10.2         11.3    10.2
Selling, general and administrative .........      18.2    16.4         18.2    15.5
Amortization of acquired intangible assets ..       2.8     2.6          2.8     2.6
Restructuring ...............................      (0.2)     --           --     0.1
                                                  -----   -----        -----   -----
Income from operations ......................       6.9    10.6          6.8    12.0
Interest income, net ........................       1.5     0.3          1.1     0.2
Other income, net ...........................        --      --           --     1.3
                                                  -----   -----        -----   -----
Income before income taxes ..................       8.4    10.9          7.9    13.5
Provision for income taxes ..................       2.5     2.2          2.0     2.7
                                                  -----   -----        -----   -----
Net income ..................................       5.9%    8.7%         5.9%   10.8%
                                                  =====   =====        =====   =====

Net Sales (dollars in millions)

               Three Months Ended September 30,   Nine Months Ended September 30,
               --------------------------------   -------------------------------
                   2005     2004    % Change          2005     2004    % Change
                  ------   ------   --------         ------   ------   --------
Net sales ..      $122.5   $139.7    (12.3)%         $380.1   $424.2    (10.4)%

     Net sales decreased $17.2 million during the three month period ended September 30, 2005 mainly due to a decrease in worldwide demand from our semiconductor capital equipment manufacturer customers, which decreased $18.8 million or 21.0% compared to the same period for the prior year. Primarily offsetting this decrease was a net sales increase of $2.1 million or 8.1%, compared to the same period for the prior year, for other non-semiconductor manufacturing applications which include, but are not limited to, industrial manufacturing, magnetic resonance imaging (MRI) medical equipment, biopharmaceutical manufacturing, and university, government and industrial research laboratories. International net sales were $44.5 million for the three months ended September 30, 2005 or 36.3% of net sales compared to $46.6 million for the same period of 2004 or 33.4% of net sales.

     Net sales decreased $44.1 million during the nine month period ended September 30, 2005 mainly due to a decrease in worldwide demand from our semiconductor capital equipment manufacturer customers, which decreased $55.4 million or 19.6% compared to the same period for the prior year. Primarily offsetting this decrease was a net sales increase of $11.0 million or 15.4%, compared to the same period for the prior year, for other non-semiconductor manufacturing applications. International net sales were $142.9 million for the nine months ended September 30, 2005 or 37.6% of net sales compared to $143.3 million for the same period of 2004 or 33.8% of net sales.

Gross Profit

                                Three Months Ended September 30,   Nine Months Ended September 30,
                                --------------------------------   -------------------------------
                                                   Percentage                        Percentage
                                   2005   2004   Points Change       2005   2004   Points Change
                                   ----   ----   -------------       ----   ----   -------------
Gross Profit as percentage
   of net sales..............      38.9%  39.8%      (0.9)           39.1%  40.4%      (1.3)

     Gross profit as a percentage of net sales decreased during the three months ended September 30, 2005 mainly due to overhead costs representing a higher percentage of sales, partially offset by lower material and labor costs as a percentage of sales compared to the same period in 2004.

     Gross profit as a percentage of net sales decreased during the nine months ended September 30, 2005 mainly due to overhead costs representing a higher percentage of sales, partially offset by lower material and labor costs as a percentage of sales compared to the same period in 2004. In the first nine months of 2004, gross profit reflected a favorable impact of overhead absorption compared to the first nine months of 2005. This was primarily due to a sequential increase in sales and inventory during the nine months ended September 30, 2004, related to a significant increase in demand in 2004. Inventory increased by $22.3 million from $82.0 million at December 31, 2003 to $104.3 million at September 30, 2004 and decreased by $1.9 million during the same period in 2005.

Research and Development (dollars in millions)

                              Three Months Ended September 30,   Nine Months Ended September 30,
                              --------------------------------   -------------------------------
                                   2005    2004   % Change            2005    2004   % Change
                                  -----   -----   --------           -----   -----   --------
Research and
   development expenses ...       $13.7   $14.2    (3.6)%            $42.9   $43.2    (0.5)%

     Research and development expenses for the three months ended September 30, 2005 decreased $0.5 million primarily due to lower consulting and other costs as a result of projects being completed during the quarter. Research and development expenses for the nine months ended September 30, 2005 and 2004 were substantially consistent as we continued to primarily focus our efforts on developing and improving our instruments, components, subsystems and process control solutions to improve process performance and productivity.

     We have hundreds of products and our research and development efforts primarily consist of a large number of projects related to these products, none of which is in and of itself material to us. Current projects typically have a duration of 12 to 30 months depending upon whether the product is an enhancement of existing technology or a new product. Our current initiatives include projects to enhance the performance characteristics of older products, to develop new products and to integrate various technologies into subsystems. These projects support in large part the transition in the semiconductor industry to larger wafer sizes and smaller integrated circuit geometries, which require more advanced process control technology. Research and development expenses consist primarily of salaries and related expenses for personnel engaged in research and development, fees paid to consultants, material costs for prototypes and other expenses related to the design, development, testing and enhancement of our products.

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

Selling, General and Administrative (dollars in millions)

                                 Three Months Ended September 30,   Nine Months Ended September 30,
                                 --------------------------------   -------------------------------
                                      2005    2004   % Change           2005    2004   % Change
                                     -----   -----   --------          -----   -----   --------
Selling, general and
   administrative expenses ...       $22.3   $23.0    (2.7)%           $69.2   $65.8     5.2%

     Selling, general and administrative expenses decreased $0.7 million during the three months ended September 30, 2005 mainly due to decreased legal fees of $1.4 million primarily related to litigation which had been subsequently resolved, partially offset by higher professional fees of $0.5 million principally related to the timing of fees for compliance with the Sarbanes-Oxley Act of 2002 ("Sarbanes Oxley").

     Selling, general and administrative expenses increased $3.4 million during the nine months ended September 30, 2005 mainly due to higher consulting fees primarily for IT related services of $2.8 million, higher professional fees of $1.5 million principally related to the timing of fees for compliance with Sarbanes Oxley, higher compensation and benefit expenses of $0.9 million and higher insurance expenses of $0.7 million, partially offset by decreased legal fees of $2.5 million mainly related to litigation which had been subsequently resolved.

Amortization of Acquired Intangible Assets (dollars in millions)

                           Three Months Ended September 30,   Nine Months Ended September 30,
                           --------------------------------   -------------------------------
                                2005   2004   % Change             2005    2004   % Change
                                ----   ----   --------            -----   -----   --------
Amortization of acquired
   intangible assets....        $3.4   $3.7    (8.3)%             $10.8   $11.1    (2.8)%

     Amortization expense for the three and nine months ended September 30, 2005 and 2004, respectively, represents amortization of identifiable intangible assets resulting from our completed acquisitions. The decreases during the three and nine months ended September 30, 2005 are due to certain identifiable intangible assets becoming fully amortized during the three months ended September 30, 2005.

Restructuring (dollars in millions)

                           Three Months Ended September 30,   Nine Months Ended September 30,
                           --------------------------------   -------------------------------
                                2005    2004   % Change            2005   2004   % Change
                               ------   ----   --------            ----   ----   --------
Restructuring...........       $(0.3)     --         --            $0.2   $0.4    (59.7)%

     As a result of our various acquisitions from 2000 through 2002 and the downturn in the semiconductor capital equipment market, which began in 2000, we had redundant activities and excess manufacturing capacity and office space. Therefore, in 2002 and continuing through the first quarter of 2004, we implemented restructuring activities to rationalize manufacturing operations and reduce operating expenses. As a result of these actions, we recorded restructuring, asset impairment charges and other charges of $2.7 million, $1.6 million and $0.4 million in 2002, 2003 and 2004, respectively. The charges consisted of $1.0 million of severance costs related to workforce reductions, $2.8 million related to consolidation of leased facilities, and asset impairment charges of $0.9 million primarily related to the impairment of an intangible asset from the discontinuance of certain product development activities. The fair value of the impaired intangible asset was determined using the expected present value of future cash flows. The workforce reductions were across all functional groups.

     During the three months ended March 31, 2004, we completed our restructuring activities initiated in 2002, when we exited a leased facility and recorded a restructuring charge of $0.4 million. We implemented these restructuring activities to rationalize manufacturing operations and to reduce operating expenses. There were no restructuring charges during the remainder of 2004.

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

     During the three months ended September 30, 2005, we terminated a lease related to a facility previously exited. At June 30, 2005, we had an accrual of approximately $0.8 million related to this facility. After making the lease settlement payment and payments for other contractual obligations, the remaining balance of approximately $0.3 million was reversed as there was no remaining obligation.

     The following table sets forth the activity in the restructuring accruals from December 31, 2004 to September 30, 2005:

                                                 Workforce      Facility
                                                Reductions   Consolidations   Other    Total
                                                ----------   --------------   -----   ------
Balance as of December 31, 2004..............      $ 89          $1,532        $ --   $1,621
Restructuring provision in first quarter.....       203              --         251      454
Charges utilized in first quarter............        (9)           (110)         --     (119)
                                                   ----          ------        ----   ------
Balance as of March 31, 2005.................       283           1,422         251    1,956
Charges utilized in second quarter...........       (56)           (135)         --     (191)
                                                   ----          ------        ----   ------
Balance as of June 30, 2005..................       227           1,287         251    1,765
Reversal of restructuring in third quarter...        --            (278)         --     (278)
Charges utilized in third quarter............       (71)           (563)         --     (634)
                                                   ----          ------        ----   ------
Balance as of September 30, 2005.............      $156          $  446        $251   $  853
                                                   ====          ======        ====   ======

     The remaining accruals for workforce reductions are expected to be paid by January 2006. The facilities consolidation charges will be paid over the respective lease terms, the latest of which ends in 2007.

Interest Income, Net (dollars in millions)

                           Three Months Ended September 30,   Nine Months Ended September 30,
                           --------------------------------   -------------------------------
                                2005   2004   % Change             2005   2004   % Change
                                ----   ----   --------             ----   ----   --------
Interest income, net....        $1.8   $0.4    309.7%              $4.3   $1.0    309.3%

     Net interest income increased $1.4 million and $3.3 million, respectively, for the three and nine month periods ended September 30, 2005, mainly related to higher interest rates on higher average investment balances in those periods.

Other Income

     Other income of $5.4 million for the nine months ended September 30, 2004 consisted primarily of a gain of $5.0 million related to the collection of a note receivable in the second quarter of 2004 that was written off in 2002.

Provision for Income Taxes (dollars in millions)

                                Three Months Ended September 30,   Nine Months Ended September 30,
                                --------------------------------   -------------------------------
                                           2005   2004                       2005    2004
                                           ----   ----                       ----   -----
Provision for income taxes...              $3.1   $3.0                       $7.5   $11.5

     As a result of incurring significant operating losses from 2001 through 2003, we had established a full valuation allowance against our net deferred tax assets. During the fourth quarter of 2004, after examining a number of factors, including historical results and near term earnings projections, we determined that it was more likely than not that we would realize all of our net deferred tax assets, except for those related to certain state tax credits, and reduced the valuation allowance accordingly. At September 30, 2005, we continued to maintain a valuation allowance for certain state tax credits for which it was more likely than not that they will not be realized.

     Our effective tax rate for the three and nine month periods ended September 30, 2005 was 30% and 25%, respectively. The effective tax rate is less than the statutory tax rate primarily due to a tax benefit recorded as the result of the completion of the Internal Revenue Service ("IRS") examination (see below), the benefit from U.S. research and development credits and the profits of our international subsidiaries being taxed at rates lower than the U.S. statutory tax rate.

     During the three and nine month periods ended September 30, 2004, the U.S. taxable income was offset by U.S. operating loss carryforwards and the tax provision was comprised of tax expense from foreign operations and state taxes.

     In the normal course of business, our Company and our subsidiaries are examined by various tax authorities, including the IRS. Generally an unfavorable settlement of any issue under audit would require the use of cash. Favorable resolution would result in a reduction to our effective tax rate in the quarter of resolution. During the quarter ended June 30, 2005, the IRS completed its examination of our tax returns for the tax years 1999 through 2002. As a result of this examination, during the quarter ended June 30, 2005 we recorded a benefit to income tax expense of $1.9 million and a $0.6 million reduction of goodwill related to a previous acquisition.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and short-term investments totaled $271.4 million at September 30, 2005 compared to $235.9 million at December 31, 2004. The primary source of funds for the first nine months of fiscal 2005 was cash provided by operating activities of $40.3 million.

     Net cash provided by operating activities of $40.3 million for the nine months ended September 30, 2005, resulted mainly from net income of $22.5 million and non-cash charges of $19.8 million for depreciation and amortization offset by an increase in operating assets of $1.1 million and a decrease in operating liabilities of $0.7 million. The increase in operating assets is mainly caused by a $3.0 million increase in other currents assets primarily due to tax deposits and a $0.9 million increase in inventories, partially offset by a $2.9 million decrease in accounts receivable as a result of lower revenues. The decrease in operating liabilities is primarily the result of a $1.7 million decrease in accounts payable, partially offset by a $0.7 million increase in taxes payable. Net cash provided by operating activities of $43.1 million for the nine months ended September 30, 2004 resulted mainly from net income of $45.7 million, non-cash depreciation and amortization expenses of $20.5 million and an increase in operating liabilities of $30.3 million, partially offset by an increase in operating assets of $48.4 million and a $5.0 million gain related to the collection of a previously written off note receivable. The increase in operating assets consisted mainly of an increase in accounts receivable of $20.4 million due to the higher shipments in the third quarter of 2004 of $139.7 million as compared to the fourth quarter of 2003 of $101.8 million, partially offset by a decrease in our days sales outstanding from 63 days for the nine months ended September 30, 2003 to 55 days for the nine months ended September 30, 2004 as a result of improved cash collections, and an increase in inventory of $22.5 million as a result of higher production volumes in 2004 to support the higher revenues. The increase in operating liabilities consisted primarily of an increase in accrued expenses and other current liabilities of $15.2 million resulting mainly from increased accrued compensation, warranty reserves and non-income related tax accruals, as well as a $14.7 million increase in income tax payable.

     Net cash used in investing activities of $17.2 million for the nine months ended September 30, 2005 resulted primarily from net purchases of available for sale investments of $10.5 million and from the purchases of property, plant and equipment of $7.6 million primarily for investment in manufacturing equipment and for the consolidation of our IT infrastructure. Net cash used in investing activities of $55.0 million for the nine months ended September 30, 2004 resulted from the net purchases of $48.4 million of available for sale investments mainly from the net proceeds received from our stock offering in the first quarter, and the purchase of property, plant and equipment of $14.0 million for investments in manufacturing equipment and for consolidation of our IT infrastructure, partially offset by proceeds of $5.0 million received from the collection of a note receivable that was previously written off.

     Net cash provided by financing activities of $1.1 million for the nine months ended September 30, 2005 consisted primarily of $4.0 million in proceeds from the exercise of stock options and purchases under our employee stock purchase plan, partially offset by $2.0 million in principal payments on long-term debt and net payments of $0.9 million on short-term borrowings. Net cash provided by financing activities of $38.0 million for the nine months ended September 30, 2004 consisted primarily of $32.5 million in net proceeds received from our common stock offering in the first quarter, $4.0 million in proceeds from the exercise of stock options and purchases under the employee stock purchase plan, and net proceeds of $3.7 million from short-term borrowings, partially offset by $2.1 million of principal payments on long-term debt.

     We believe that our working capital, together with the cash anticipated to be generated from operations, will be sufficient to satisfy our estimated working capital and planned capital expenditure requirements through at least the next 12 months.

     On October 3, 2005, we and Advanced Energy Industries, Inc. ("Advanced Energy") executed a settlement agreement in connection with the patent infringement suit we had brought against Advanced Energy in federal district court in Delaware. Pursuant to the settlement agreement, Advanced Energy paid us $3 million in cash in October 2005.

     To the extent permitted by Massachusetts law, our Restated Articles of Organization, as amended, require us to indemnify any of our current or former officers or directors or any person who has served or is serving in any capacity with respect to any of our employee benefit plans. Because no claim for indemnification has been pursued by any person covered by the relevant provisions of our Restated Articles of Organization, we believe that the estimated exposure for these indemnification obligations is currently minimal. Accordingly, we have no liabilities recorded for these requirements as of September 30, 2005.

     We also enter into agreements in the ordinary course of business which include indemnification provisions. Pursuant to these agreements, we indemnify, hold harmless and agree to reimburse the indemnified party, generally our customers, for losses suffered or incurred by the indemnified party in connection with certain patent or other intellectual property infringement claims, and, in some instances, other claims, by any third party with respect to our products. The term of these indemnification obligations is generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is, in some instances, unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these obligations as of September 30, 2005.

     When, as part of an acquisition, we acquire all of the stock or all of the assets and liabilities of another company, we assume liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments we could be required to make for such obligations is undeterminable at this time. Other than obligations recorded as liabilities at the time of the acquisitions, historically we have not made significant payments for these indemnifications. Accordingly, no liabilities have been recorded for these obligations.

     In conjunction with certain asset sales, we may provide routine indemnifications whose terms range in duration and often are not explicitly defined. Where appropriate, an obligation for such indemnifications is recorded as a liability. Because the amounts of liability under these types of indemnifications are not explicitly stated, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. Other than obligations recorded as liabilities at the time of the asset sale, historically we have not made significant payments for these indemnifications.

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

     We estimate that approximately 70% of our net sales for the nine months ended September 30, 2005 and 74%, 69%, and 70% of our net sales for the years ended December 31, 2004, 2003 and 2002, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers, and we expect that sales to such customers will continue to account for a substantial majority of our sales. Our business depends upon the capital expenditures of semiconductor device manufacturers, which in turn depend upon the demand for semiconductors.

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

THE LOSS OF NET SALES TO ANY ONE OF OUR MAJOR CUSTOMERS WOULD LIKELY HAVE A MATERIAL ADVERSE EFFECT ON US.

     Our top ten customers accounted for approximately 48% of our net sales for the nine months ended September 30, 2005, and approximately 49%, 42%, and 49% of our net sales for the years ended December 31, 2004, 2003 and 2002, respectively. The loss of a major customer or any reduction in orders by these customers, including reductions due to market or competitive conditions, would likely have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2005 and the years ended December 31, 2004, 2003 and 2002, one customer, Applied Materials, accounted for approximately 16%, 20%, 18%, and 23%, respectively, of our net sales. None of our significant customers, including Applied Materials, has entered into an agreement requiring it to purchase any minimum quantity of our products. The demand for our products from our semiconductor capital equipment customers depends in part on orders received by them from their semiconductor device manufacturer customers.

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

     We made several acquisitions in the years 2000 through 2002. As a part of our business strategy, we may enter into additional business combinations and acquisitions. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations, technology and personnel of the acquired companies, the potential disruption of our ongoing business and distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses. If we are not successful in completing acquisitions that we may pursue in the future, we may be required to reevaluate our growth strategy, and we may incur substantial expenses and devote significant management time and resources in seeking to complete proposed acquisitions that will not generate benefits for us.

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

     As a result of our previous acquisitions, we have added several different decentralized operating and accounting systems, resulting in a complex reporting environment. We expect that we will need to continue to modify our accounting policies, internal controls, procedures and compliance programs to provide consistency across all our operations. In order to increase efficiency and operating effectiveness and improve corporate visibility into our decentralized operations, we are currently implementing a new worldwide Enterprise Resource Planning ("ERP") system. We expect to continue to implement the ERP system by converting our operations in phases over the next few years and completed the first site implementation in October 2005. Although we have a plan to accomplish the ERP implementation, we may risk potential disruption of our operations during the conversion periods, the implementation could require significantly more management time than currently estimated and we could incur significantly higher implementation costs than currently estimated.

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

     -    breadth of product line;

     -    manufacturing capabilities; and

     -    customer service and support.

     Although we believe that we compete favorably with respect to these factors, we may not be able to continue to do so. We encounter substantial competition in most of our product lines. Certain of our competitors may have greater financial and other resources than we have. In some cases, competitors are smaller than we are, but well established in specific product niches. We may encounter difficulties in changing established relationships of competitors with a large installed base of products at such customers' fabrication facilities. In addition, our competitors can be expected to continue to improve the design and performance of their products. Competitors may develop products that offer price or performance features superior to those of our products.

SALES TO FOREIGN MARKETS CONSTITUTE A SUBSTANTIAL PORTION OF OUR NET SALES; THEREFORE, OUR NET SALES AND RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED BY DOWNTURNS IN ECONOMIC CONDITIONS IN COUNTRIES OUTSIDE OF THE UNITED STATES.

     International sales include sales by our foreign subsidiaries, but exclude direct export sales. International sales accounted for approximately 38% of net sales for the nine months ended September 30, 2005 and 34%, 41%, and 36% of net sales for the years ended December 31, 2004, 2003 and 2002, respectively, a significant portion of which were sales to Japan.

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

WE HAVE SIGNIFICANT FOREIGN OPERATIONS, AND OUTSOURCE CERTAIN MANUFACTURING OFFSHORE, WHICH POSE SIGNIFICANT RISKS.

     We have significant international sales, service, engineering and manufacturing operations in Europe and Asia, and have outsourced a portion of our manufacturing to Mexico. We may expand the level of manufacturing and certain other operations that we do offshore in order to take advantage of cost efficiencies available to us in those countries. However, we may not achieve the significant cost savings or other benefits that we anticipate from this program. These foreign operations expose us to operational and political risks that may harm our business, including:

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

     Currency exchange rate fluctuations could have an adverse effect on our net sales and results of operations and we could experience losses with respect to our hedging activities. Unfavorable currency fluctuations could require us to increase prices to foreign customers which could result in lower net sales by us to such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be adversely affected. In addition, most sales made by our foreign subsidiaries are denominated in the currency of the country in which these products are sold and the currency they receive in payment for such sales could be less valuable at the time of receipt as a result of exchange rate fluctuations. We enter into forward exchange contracts and may enter into local currency purchased options to reduce currency exposure arising from intercompany sales of inventory. However, we cannot be certain that our efforts will be adequate to protect us against significant currency fluctuations or that such efforts will not expose us to additional exchange rate risks.

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

OUR DEPENDENCE ON SOLE, LIMITED SOURCE SUPPLIERS, AND INTERNATIONAL SUPPLIERS, COULD AFFECT OUR ABILITY TO MANUFACTURE PRODUCTS AND SYSTEMS.

     We rely on sole, limited source suppliers and international suppliers for a few of our components and subassemblies that are critical to the manufacturing of our products. This reliance involves several risks, including the following:

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

CERTAIN STOCKHOLDERS HAVE A SUBSTANTIAL INTEREST IN US AND MAY BE ABLE TO EXERT SUBSTANTIAL INFLUENCE OVER OUR ACTIONS.

     As of September 30, 2005, John R. Bertucci, our Executive Chairman, and certain members of his family, in the aggregate, beneficially owned approximately 17% of our outstanding common stock. As a result, these stockholders, acting together, are able to exert substantial influence over our actions. Pursuant to the acquisition of the ENI Business of Emerson Electric Co. ("Emerson"), we issued approximately 12,000,000 shares of common stock to Emerson and its wholly owned subsidiary, Astec America, Inc. Emerson owned approximately 18% of our outstanding common stock as of September 30, 2005, and James G. Berges, a representative of Emerson, is a member of our board of directors. Accordingly, Emerson is able to exert substantial influence over our actions.

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

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b)   Changes in internal control over financial reporting.

     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS.

     On April 3, 2003, Advanced Energy Industries, Inc. ("Advanced Energy") filed suit against us in federal district court in Colorado (the "Colorado Action"), seeking a declaratory judgment that Advanced Energy's Xstream product does not infringe three patents held by our subsidiary, Applied Science and Technology, Inc. ("ASTeX"). On May 14, 2003, we brought suit in federal district court in Delaware (the "Court") against Advanced Energy for infringement of five ASTeX patents (the "Delaware Action"), including the three patents at issue in the Colorado Action. We sought injunctive relief and damages for Advanced Energy's infringement. On December 24, 2003, the Colorado court granted our motion to transfer Advanced Energy's Colorado Action to Delaware. In connection with the jury trial, the parties agreed to present the jury with representative claims from three of the five ASTeX patents. On July 23, 2004, the jury found that Advanced Energy infringed all three patents. On October 3, 2005, the parties entered into a settlement agreement, pursuant to which Advanced Energy paid us $3 million in cash in October 2005. This payment is not reflected in our financial statements as of September 30, 2005. The settlement agreement also provided that Advanced Energy would not make, use, sell or offer to sell its Rapid, Rapid FE, Rapid OE, and Xstream products (or related products) in the United States or any other country in which we hold a relevant patent or patent application, during the life of any such patent (or resulting patent, in the case of patent applications). On October 6, 2005, the Court issued a final judgment of infringement and an injunction prohibiting Advanced Energy from making, using, selling, offering to sell, or importing into the United States such products.

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

     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     On August 1, 2005, the Company issued a warrant to purchase 10,750 shares of common stock to a former employee of the Company (the "Employee"). The warrant was issued in exchange for the Employee entering into a settlement agreement to terminate outstanding litigation between the Company and the Employee. The warrant is exercisable at any time for ten years from the date of issuance, at an exercise price of $15.05 per share. The Company issued the warrant pursuant to Section 4(2) of the Securities Act of 1933, as amended, as the issuance was not in connection with a public offering.

     ITEM 6. EXHIBITS.

Exhibit No.   Exhibit Description
-----------   -------------------
+3.1(1)       Restated Articles of Organization
+3.2(2)       Articles of Amendment, as filed with the Secretary of State of
              Massachusetts on May 18, 2001
+3.3(3)       Articles of Amendment, as filed with the Secretary of State of
              Massachusetts on May 16, 2002
+3.4(4)       Amended and Restated By-Laws
+4.1(4)       Specimen certificate representing the common stock
+10.1(5)       Settlement Agreement, dated October 3, 2005, by and among MKS
              Instruments, Inc., Applied Science and Technology, Inc. and
              Advanced Energy Industries, Inc.
31.1          Certification of Principal Executive Officer pursuant to Rule
              13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934,
              as amended
31.2          Certification of Principal Financial Officer pursuant to Rule
              13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934,
              as amended
32.1          Certification of Chief Executive Officer and Chief Financial
              Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002

----------
+    Previously filed

(1) Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-49738) filed with the Securities and Exchange Commission on November 13, 2000.

(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(4) Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-71363) filed with the Securities and Exchange Commission on January 28, 1999, as amended.

(5) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2005.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MKS INSTRUMENTS, INC.


November 9, 2005                  By: /s/ Ronald C. Weigner
                                      ------------------------------------------
                                      Ronald C. Weigner
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)