Form 10-Q
period 2006-03-31
MKS INSTRUMENTS INC
filed 2006-05-10
CIK 1049502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number 0-23621
MKS INSTRUMENTS, INC.
(Exact name of registrant as specified in its charter)

Massachusetts	04-2277512

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

90 Industrial Way, Wilmington, Massachusetts	01887

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(978) 284-4000

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated filer ☒            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒
     Number of shares outstanding of the issuer’s common stock as of April 28, 2006: 55,807,825

MKS INSTRUMENTS, INC.
FORM 10-Q
INDEX

PART I.       FINANCIAL INFORMATION
     ITEM 1.       FINANCIAL STATEMENTS.
MKS INSTRUMENTS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$156,821	$220,573
Short-term investments	57,039	72,046
Trade accounts receivable, net	106,672	82,610
Inventories	111,967	98,242
Deferred income taxes	16,285	15,165
Other current assets	12,585	10,511

Total current assets	461,369	499,147
Property, plant and equipment, net	80,083	78,726
Long-term investments	696	857
Goodwill, net	322,761	255,243
Acquired intangible assets, net	54,923	27,422
Other assets	2,583	2,345

Total assets	$922,415	$863,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$18,727	$16,966
Current portion of long-term debt	—	1,429
Current portion of capital lease obligations	613	491
Accounts payable	38,756	27,955
Accrued compensation	15,470	13,583
Income taxes payable	12,810	9,564
Other accrued expenses	23,413	19,099

Total current liabilities	109,789	89,087
Long-term debt	5,000	5,238
Long-term portion of capital lease obligations	935	914
Deferred income taxes	11,383	2,153
Other liabilities	3,931	3,505
Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, no par value, 200,000,000 shares authorized; 55,598,386 and 54,397,267 issued and outstanding at March 31, 2006 and December 31, 2005, respectively	113	113
Additional paid-in capital	651,779	639,152
Retained earnings	132,077	116,642
Accumulated other comprehensive income	7,408	6,936

Total stockholders’ equity	791,377	762,843

Total liabilities and stockholders’ equity	$922,415	$863,740

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Net sales	$179,061	$127,407
Cost of sales	105,316	78,045

Gross profit	73,745	49,362

Research and development	16,057	14,549
Selling, general and administrative	29,765	23,849
Amortization of acquired intangible assets	5,254	3,690
Purchase of in-process technology	800	—
Restructuring charges	—	454

Income from operations	21,869	6,820
Interest expense	203	174
Interest income	1,633	1,272

Income before income taxes	23,299	7,918
Provision for income taxes	7,864	2,460

Net income	$15,435	$5,458

Net income per share:
Basic	$0.28	$0.10

Diluted	$0.28	$0.10

Weighted average common shares outstanding:
Basic	54,660	53,878

Diluted	55,269	54,393

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$15,435	$5,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,522	6,713
Non-cash stock-based compensation	2,666	—
Other	645	107
Changes in operating assets and liabilities, net of businesses acquired:
Trade accounts receivable	(18,038)	(1,785)
Inventories	(9,723)	699
Other current assets	(321)	(547)
Accrued expenses and other current liabilities	1,962	(2,646)
Accounts payable	6,391	1,802
Income taxes payable	1,975	84

Net cash provided by operating activities	9,514	9,885

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(96,615)	—
Purchases of short-term and long-term available for sale investments	(25,973)	(45,434)
Maturities and sales of short-term and long-term available for sale investments	41,389	51,937
Purchases of property, plant and equipment	(2,064)	(2,342)
Other	(287)	366

Net cash provided by (used in) investing activities	(83,550)	4,527

Cash flows from financing activities:
Proceeds from short-term borrowings	18,727	21,067
Payments on short-term borrowings	(17,024)	(22,982)
Principal payments on long-term debt and capital lease obligations	(1,788)	(390)
Proceeds from exercise of stock options and employee stock purchase plan	7,963	746
Gross tax windfall from stock-based compensation	1,964	—

Net cash provided by (used in) financing activities	9,842	(1,559)

Effect of exchange rate changes on cash and cash equivalents	442	(1,009)

Increase (decrease) in cash and cash equivalents	(63,752)	11,844
Cash and cash equivalents at beginning of period	220,573	138,389

Cash and cash equivalents at end of period	$156,821	$150,233

Supplemental cash flow disclosure:
Income taxes paid	$3,178	$2,617

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
1)	Basis of Presentation
The terms “MKS” and the “Company” refer to MKS Instruments, Inc. and its subsidiaries. The interim financial data as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 is unaudited; however, in the opinion of MKS, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the December 31, 2005 audited consolidated financial statements and notes thereto included in the MKS Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006.

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
Effect of Adoption of SFAS 123R, Share-Based Payment
Prior to January 1, 2006, the Company accounted for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”). Accordingly, no compensation expense was recorded for options issued to employees in fixed amounts with fixed exercise prices at least equal to the fair market value of the Company’s common stock at the date of grant. The Company had adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” (“SFAS 123”).

On January 7, 2005, the Company accelerated the vesting of outstanding stock options granted to employees and officers with an exercise price of $23.00 per share or greater. As a result of this action, options to purchase approximately 1.6 million shares of the Company’s common stock became exercisable on January 7, 2005. No compensation expense was recorded in the Company’s consolidated statement of operations for the three months ended March 31, 2005 related to this action as these options had no intrinsic value on January 7, 2005. For purposes of the SFAS 123 proforma calculation below, the expense related to the options that were accelerated was $16,886,000, net of tax, for the three months ended March 31, 2005. The reason that the Company accelerated the vesting of the identified stock options was to reduce the Company’s compensation expense in periods subsequent to the adoption of SFAS 123R, “Share-Based Payment” (“SFAS 123R”).

As of January 1, 2006, the Company adopted SFAS 123R using the modified prospective method. SFAS 123R requires companies to recognize compensation cost for all stock-based awards based upon the grant-date fair value of those awards and to recognize the expense over the requisite service period for awards expected to vest. Using the modified prospective method of adopting SFAS 123R, MKS began recognizing compensation expense for equity-based awards granted after January 1, 2006 plus unvested awards granted prior to January 1, 2006. Under this method of implementation, prior periods were not restated.

MKS INSTRUMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)
The Company recognized the full impact of its share-based payment plans in the consolidated statements of operations for the three months ended March 31, 2006 under SFAS 123R and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. The following table reflects the effect of recording stock-based compensation for the three months ended March 31, 2006 in accordance with SFAS 123R:

Three Months Ended
March 31, 2006
Stock-based compensation expense by type of award:
Employee stock options	$1,967
Restricted stock	527
Employee stock purchase plan	172

Total stock-based compensation	2,666
Tax effect on stock-based compensation	(935)

Net effect on net income	$1,731

Effect on:
Tax benefit from equity awards	1,960
Gross tax windfall from stock-based compensation	(1,964)

Cash flows from operations	$(4)

Cash flows from financing activities	$1,964

Effect on earnings per share:
Basic	$(0.03)

Diluted	$(0.03)

Valuation Assumptions
In connection with the adoption of SFAS 123R, the Company reassessed its valuation technique and related assumptions. The Company determines the fair value of restricted stock based on the number of shares granted and the closing market price of the Company’s common stock on the date of the award, and estimates the fair value of stock options and employee stock purchase rights using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS 123. Such values are recognized as expense on a straight-line basis over the requisite service periods, net of estimated forfeitures. The estimation of stock-based awards that will ultimately vest requires significant judgment. We consider many factors when estimating expected forfeitures, including types of awards and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.
The fair values of options and employee stock purchase rights at the date of grant were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2006	2005
Stock option plans:
Expected life (years)	5.0	4.3
Risk-free interest rate	4.3%	3.7%
Expected volatility	51.0%	55.0%
Dividend yield	0.0%	0.0%
Employee stock purchase rights:
Expected life (years)	0.5	0.5
Risk-free interest rate	4.3%	2.4%
Expected volatility	34.0%	55.0%
Dividend yield	0.0%	0.0%

MKS INSTRUMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)
Expected volatilities are based on a combination of implied and historical volatilities of our common stock; the expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.
Prior to the adoption of SFAS 123R
The following table illustrates the effect on net income and net income per share for the quarter ended March 31, 2005 if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards.

Three Months Ended
March 31, 2005
Net income as reported	$5,458
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of tax	(18,890)

Pro forma net loss	$(13,432)

Basic net income (loss) per share:
As reported	$0.10

Pro forma	$(0.25)

Diluted net income (loss) per share:
As reported	$0.10

Pro forma	$(0.25)

Equity Incentive Plans
The Company’s equity incentive plans (the “Plans”) are intended to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. The Plans consist of plans under which employees may be granted restricted stock, options to purchase shares of the Company’s stock and other equity incentives. In addition, certain of the Plans provide for the automatic grant of stock options to non-employee directors and permit the grant of equity-based awards to consultants. Under the Plans, stock options generally have a vesting period of 25% after one year and 6.25% per quarter thereafter, are exercisable for a period not to exceed 10 years from the date of grant and are granted at prices equal to 100% of the fair market value of our common stock at the grant date. Generally, options granted to non-employee directors, under the Plans, vest at the earliest of (1) the next annual meeting, (2) 13 months from date of grant, or (3) the effective date of an acquisition. Restricted stock awards generally vest three years from the date of grant. At March 31, 2006, there were 6,161,818 shares authorized for issuance and 5,136,553 shares available for future grants of the Company’s common stock under the Plans.
The Company also has two Employee Stock Purchase Plans (“ESPPs”) for the United States and international employees, respectively, which enable the Company’s employees to purchase MKS common stock. As of March 31, 2006, there were 1,500,000 shares authorized for issuance and 730,543 shares reserved for future issuance under the ESPPs.

MKS INSTRUMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)
Stock Option and Restricted Stock Activity

	Options Outstanding		Restricted Stock
				Weighted Average
	Number of	Weighted Average	Number of	Grant Date
	Shares	Exercise Price	Shares	Fair Value
Outstanding options/non-vested restricted stock at December 31, 2004	10,023,717	$20.25	—	—
Granted	316,500	$16.93	—	—
Exercised options/vested restricted stock	(382,211)	$10.70	—	—
Forfeited or expired	(498,735)	$23.34	—	—

Outstanding options/non-vested restricted stock at December 31, 2005	9,459,271	$20.36	—	—
Granted	10,000	$18.55	628,165	$22.01
Exercised options/vested restricted stock	(611,854)	$13.02	—	—
Forfeited or expired	(32,316)	$19.05	(1,400)	$22.26

Outstanding options/non-vested restricted stock at March 31, 2006	8,825,101	$20.87	626,765	$22.01

The fair value of stock options and restricted stock awards that vested during the quarter ended March 31, 2006 and 2005 was approximately $1,965,000 and $1,428,000, respectively. As of March 31, 2006, the unrecognized compensation cost related to non-vested stock options and the unrecognized compensation cost related to restricted stock was approximately $12,550,000 and $12,597,000, respectively, and will be recognized over an estimated weighted average amortization period of 2.1 years and 2.9 years, respectively.
The following table summarizes information with respect to options outstanding and exercisable under the Plans at March 31, 2006:

	Options Outstanding				Options Exercisable
			Weighted
			Average
		Weighted	Remaining	Aggregate		Weighted	Aggregate
		Average	Contractual	Intrinsic		Average	Intrinsic
	Number of	Exercise	Life	Value (in	Number of	Exercise	Value (in
	Shares	Price	(In Years)	thousands)	Shares	Price	thousands)
$4.43 - $8.92	439,163	$6.18	1.94	$7,574	439,163	$6.18	$7,574
$10.86 - $19.00	3,745,762	$15.90	6.97	28,223	2,275,764	$16.28	16,271
$19.18 - $29.50	3,684,826	$24.78	6.11	636	3,655,792	$24.81	575
$29.93 - $61.50	955,350	$32.06	5.37	—	955,350	$32.06	—

$4.43 - $61.50	8,825,101	$20.87	6.19	$36,433	7,326,069	$21.99	$24,420

The weighted average remaining contractual life of options exercisable was 5.78 years at March 31, 2006.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $23.43 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2006 was 2,938,620.
The weighted average grant date fair value of options granted during the three months ended March 31, 2006 and March 31, 2005, as determined under SFAS 123R and SFAS 123, was $9.14 and $6.95 per share, respectively. The total intrinsic value of options exercised during the three month period ended March 31, 2006 and March 31, 2005 was approximately $5,521,000 and $773,000, respectively.
The total cash received from employees as a result of employee stock option exercises during the three months ended March 31, 2006 and March 31, 2005 was approximately $7,963,000 and $746,000, respectively. In

MKS INSTRUMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)
connection with these exercises, the net tax benefits realized by the Company for the three months ended March 31, 2006 and March 31, 2005 was approximately $1,960,000 and $297,000, respectively.

The Company settles employee stock option exercises with newly issued common shares.

3)	Acquisitions
On January 3, 2006, the Company completed its acquisition of Ion Systems, Inc. (“Ion”), a leading provider of electrostatic management solutions located in Alameda, California, pursuant to an Agreement and Plan of Merger dated November 25, 2005. Ion’s ionization technology controls electrostatic charge to reduce process contamination and improve yields, which complements the Company’s process monitoring and control technologies. The aggregate purchase price consisted of $73,129,000 in cash and $807,000 in acquisition related costs.

The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition. The purchase price allocation is preliminary, pending the final determination of fair values of intangible assets and certain assumed assets and liabilities:

Current assets	$15,962
Intangible assets	25,800
Other assets	3,322
Goodwill	45,443

Total assets acquired	90,527

Current liabilities	(7,193)
Deferred tax liability	(9,398)

Total liabilities assumed	(16,591)

Total purchase price including acquisition costs	$73,936

The goodwill and other intangible assets associated with the acquisition are not deductible for tax purposes. Of the $25,800,000 of acquired intangible assets, the following table reflects the allocation of the acquired intangible assets and related estimates of useful lives:

Customer relationships	$12,200	8-year useful life
Current developed technology	9,900	6-year useful life
Tradenames	2,300	8-year useful life
Order backlog	1,000	3 months
In-process research and development	400

	$25,800

This transaction resulted in an amount of purchase price that exceeded the estimated fair values of tangible and intangible assets, which was allocated to goodwill. The Company believes that the amount of goodwill relative to identifiable intangible assets relates to several factors including: (1) potential buyer-specific synergies related to market opportunities for a combined product offering and (2) potential to leverage the Company’s sales force and intellectual property to attract new customers and revenue.
On January 3, 2006, the Company completed its acquisition of Umetrics, AB (“Umetrics”), a leader in multivariate data analysis and modeling software located in Umea, Sweden, pursuant to a Sale and Purchase Agreement dated December 15, 2005. Umetrics’ multivariate data analysis and modeling software converts process data into useable information for yield improvement when linked with the Company’s open and modular

MKS INSTRUMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)
platform of process sensors and data collection, integration, data storage, and visualization capabilities. The purchase price consisted of $30,003,000 in cash and $334,000 in acquisition related costs.
The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition. The purchase price allocation is preliminary pending, the final determination of fair values of intangible assets and certain assumed assets and liabilities:

Current assets	$4,243
Intangible assets	7,650
Other assets	400
Goodwill	22,002

Total assets acquired	34,295

Current liabilities	(1,928)
Deferred tax liability	(2,030)

Total liabilities assumed	(3,958)

Total purchase price including acquisition costs	$30,337

The goodwill and other intangible assets associated with the acquisition are not deductible for tax purposes. Of the $7,650,000 of acquired intangible assets, the following table reflects the allocation of the acquired intangible assets and related estimates of useful lives:

Customer relationships	$2,300	8-year useful life
Current developed technology	4,150	4-6-year useful life
Tradenames	800	8-year useful life
In-process research and development	400

	$7,650

This transaction resulted in an amount of purchase price that exceeded the estimated fair values of tangible and intangible assets, which was allocated to goodwill. The Company believes that the amount of goodwill relative to identifiable intangible assets relates to several factors including: (1) being a provider of multivariate software technology which will be increasingly important to solution providers for semiconductor and other industrial customers and (2) enhanced ability to combine Umetrics’ software products with MKS’ traditional hardware products.
Ion’s ionization technology and Umetrics’ multivariate data analysis technology both complement our process control and monitoring technologies and will support the Company’s mission to improve process performance and productivity.
The results of these acquisitions were included in the Company’s consolidated operations beginning in January 2006. The pro forma consolidated statements reflecting the operating results of Ion and Umetrics, had they been acquired as of January 1, 2005, would not differ materially from the operating results of the Company as reported for the three months ended March 31, 2005.
4)	Goodwill and Intangible Assets
Intangible Assets
Acquired amortizable intangible assets consisted of the following as of March 31, 2006:

MKS INSTRUMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Completed technology	$86,576	$(54,681)	$31,895
Customer relationships	21,140	(5,149)	15,991
Patents, trademarks, tradenames and other	16,495	(9,458)	7,037

	$124,211	$(69,288)	$54,923

Acquired amortizable intangible assets consisted of the following as of December 31, 2005:

			Net
	Gross Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Completed technology	$72,421	$(51,520)	$20,901
Customer relationships	6,640	(4,481)	2,159
Patents, trademarks, tradenames and other	12,395	(8,033)	4,362

	$91,456	$(64,034)	$27,422

Aggregate amortization expense related to acquired intangibles for the three months ended March 31, 2006 and 2005 was $5,254,000 and $3,690,000, respectively. Estimated amortization expense related to acquired intangibles for the remainder of 2006 and in total for the year is $12,143,000 and $17,397,000, respectively. Estimated amortization expense for 2007 and for each of the three succeeding fiscal years is as follows:

Year	Amount
2007	$15,713
2008	7,852
2009	5,788
2010	4,695
Goodwill
The changes in the carrying amount of goodwill during the three months ended March 31, 2006 were as follows:

Balance at December 31, 2005	$255,243
Goodwill acquired during 2006	67,445
Foreign currency translation	73

$322,761

The change in the carrying amount of goodwill during the three months ended March 31, 2005 was not material.

MKS INSTRUMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)
5)	Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	March 31,
	2006	2005
Numerator
Net income	$15,435	$5,458

Denominator
Shares used in net income per common share — basic	54,660	53,878
Effect of dilutive securities:
Stock options, restricted stock and employee stock purchase plan	609	515

Shares used in net income per common share — diluted	55,269	54,393

Net income per common share
Basic	$0.28	$0.10

Diluted	$0.28	$0.10

For purposes of computing diluted net income per common share, 4,707,690 and 7,164,024 outstanding options for the three months ended March 31, 2006 and 2005, respectively, were excluded from the calculation as their inclusion would be anti-dilutive. There were options to purchase approximately 8,825,101 and 9,938,150 shares of the Company’s common stock outstanding as of March 31, 2006 and 2005, respectively.

6)	Inventories Inventories consist of the following:

	March 31,	December 31,
	2006	2005
Raw material	$56,500	$48,235
Work in process	20,484	18,283
Finished goods	34,983	31,724

	$111,967	$98,242

7)	Stockholders’ Equity Comprehensive Income Components of comprehensive income were as follows:

	Three Months Ended
	March 31,
	2006	2005
Net income	$15,435	$5,458
Other comprehensive income (loss):
Changes in value of financial instruments designated as cash flow hedges (net of taxes (tax benefit) of $(263) and $515, respectively)	(470)	856
Foreign currency translation adjustment	870	(2,078)
Unrealized gain (loss) on investments (net of tax (tax benefit) of $40 and $(38), respectively)	72	(62)

Other comprehensive income (loss)	472	(1,284)

Total comprehensive income	$15,907	$4,174

MKS INSTRUMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)
8)	Income Taxes
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

At March 31, 2006, the Company continued to maintain a valuation allowance for certain state tax credits for which it is more likely than not that they will not be realized.

The Company’s effective tax rate for the quarter ending March 31, 2006 was 33.8%. The effective tax rate is less than the statutory tax rate primarily due to the profits of the Company’s international subsidiaries being taxed at rates lower than the U.S. statutory tax rate.

Through March 31, 2006, the Company had not provided deferred income taxes on the undistributed earnings of its foreign subsidiaries because such earnings were intended to be permanently reinvested outside the U.S. Determination of the potential deferred income tax liability on these undistributed earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs. At March 31, 2006, the Company had $90,110,368 of undistributed earnings in its foreign subsidiaries.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

In the normal course of business, the Company and its subsidiaries are examined by various tax authorities, including the Internal Revenue Service (“IRS”). Any such examination could result in an unfavorable settlement of any particular issue and may require the use of cash. Unfavorable or favorable resolution of any such examination could result in an increase or a reduction, respectively, to our effective tax rate in the quarter of resolution. Although the Company believes that its tax positions are consistent with applicable U.S. federal and state and international laws, certain tax reserves are maintained at March 31, 2006 should these positions be challenged by the applicable tax authority and additional tax assessed on audit.

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

	Three Months Ended
	March 31,
	2006	2005
Geographic net sales
United States	$125,133	$77,917
Japan	22,533	21,062
Europe	14,532	14,897
Asia	16,863	13,531

	$179,061	$127,407

	March 31,	December 31,
	2006	2005
Long-lived assets:
United States	$67,925	$66,588
Japan	5,632	5,679
Europe	4,483	4,311
Asia	4,626	4,493

	$82,666	$81,071

The Company groups its products into three product groups. Net sales for these product groups are as follows:

	Three Months Ended
	March 31,
	2006	2005
Instruments and Control Systems	$83,908	$60,850
Power and Reactive Gas Products	76,584	52,359
Vacuum Products	18,569	14,198

	$179,061	$127,407

The Company had two customers comprising 22% and 12%, respectively, of net sales for the three months ended March 31, 2006 and two customers comprising 15% and 10%, respectively, of net sales for the three months ended March 31, 2005.

10)	Commitments and Contingencies
On November 3, 1999, On-Line Technologies, Inc. (“On-Line”), which was acquired by MKS in 2001, brought suit in federal district court in Connecticut against Perkin-Elmer, Inc. and certain other defendants (“Perkin-Elmer”) for infringement of On-Line’s patent related to its FTIR spectrometer product and related claims. The suit sought injunctive relief and damages for infringement. Perkin-Elmer filed a counterclaim seeking invalidity of the patent, costs and attorneys’ fees, and in June 2002, filed a motion for summary judgment. In April 2003, the court granted the motion and dismissed the case. MKS appealed this decision to the federal circuit court of appeals, which, on October 13, 2004, reversed the lower court’s dismissal of certain claims in the case. Accordingly, the case has been remanded to the United States District Court in Connecticut for further proceedings on the merits of the remaining claims. On March 11, 2005, Perkin-Elmer submitted to the court a stipulation agreeing that they have infringed a specified claim of On-Line’s patent. Perkin-Elmer also filed a motion for summary judgment that such patent claim is invalid, but that motion was denied on March 23, 2006. Perkin-Elmer then filed a

MKS INSTRUMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)
motion for reconsideration of that decision, which motion is currently pending. The case is currently scheduled to be tried on October 16, 2006.

The Company is subject to other legal proceedings and claims, which have arisen in the ordinary course of business.

In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

11)	Restructuring Charges
During the three months ended March 31, 2005, the Company initiated a restructuring plan related to its Berlin, Germany location. This consolidation of activities included the reduction of 16 employees. The total restructuring charge related to this consolidation was $454,000, which consisted of $251,000 related to the repayment of a government grant and $203,000 in severance costs.

There were no material restructuring activities during the three months ended March 31, 2006.

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

Product warranty activities for the three months ended March 31 were as follows:

	2006	2005
Balance at the beginning of the year	$7,766	$7,601
Fair value of warranty liabilities acquired during the first quarter	562	—
Provisions for product warranties during the first quarter	3,432	2,083
Direct charges to the warranty liability during the first quarter	(2,272)	(1,970)

Balance at the end of the first quarter	$9,488	$7,714

MKS INSTRUMENTS, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     We believe that this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used herein, the words “believes,” “anticipates,” “plans,” “expects,” “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect management’s current opinions and are subject to certain risks and uncertainties that could cause results to differ materially from those stated or implied. We assume no obligation to update this information. Risks and uncertainties include, but are not limited to, those discussed in the section in this Report entitled “Risk Factors.”
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
     Our customers include semiconductor capital equipment manufacturers, semiconductor device manufacturers, industrial and biopharmaceutical manufacturing companies, medical equipment manufacturers and university, government and industrial research laboratories. For the three months ended March 31, 2006 and the full year ended December 31, 2005, we estimate that approximately 73% and 71% of our net sales, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers. We expect that sales to the semiconductor capital equipment manufacturers and semiconductor device manufacturers will continue to account for a substantial majority of our sales.
     During the fourth quarter of 2005 and continuing through the first quarter of 2006, we experienced significant increases in customer orders, which caused our first quarter 2006 sales to increase significantly from 2005 quarterly levels. We currently expect our second quarter 2006 sales could be higher than the first quarter of 2006. However, the semiconductor capital equipment industry is subject to rapid demand shifts, which are difficult to predict, and we are uncertain how long these sales levels may be maintained or the timing or extent of any future downturn or upturn in the semiconductor capital equipment industry.
      A portion of our sales is to operations in international markets. For the three months ended March 31, 2006 and full year ended December 31, 2005, international sales accounted for approximately 30% and 37% of net sales, respectively.
     On January 3, 2006, we completed our acquisition of Ion Systems, Inc. (“Ion”), a leading provider of electrostatic management solutions located in Alameda, California, pursuant to an Agreement and Plan of Merger dated November 25, 2005. Ion’s ionization technology controls electrostatic charges to reduce process contamination and improve yields, which complements our process monitoring and control technologies. The aggregate purchase price consisted of $73.1 million in cash and $0.8 million in acquisition related costs.
     Additionally, on January 3, 2006, we completed our acquisition of Umetrics, AB (“Umetrics”), a leader in multivariate data analysis and modeling software located in Umea, Sweden, pursuant to a Sale and Purchase Agreement dated December 15, 2005. Umetrics’ multivariate data analysis and modeling software converts process data into useable information for yield improvement, when linked with our open and modular platform of process sensors and data collection, integration, data storage, and visualization capabilities. The purchase price consisted of $30.0 million in cash and $0.3 million in acquisition related costs.
Critical Accounting Policies and Estimates
     The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. Management believes that other than the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), there have been no significant changes in our critical accounting policies since December 31, 2005. See the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2005.
Stock-Based Compensation Expense
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method we recognize compensation expense for all equity-based awards granted after January 1, 2006 as well as awards granted prior to but not yet vested as of January 1, 2006, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. The adoption of this standard reduced our net income by $1.7 million for the three months ended March 31, 2006. Prior to SFAS 123R adoption, we accounted for share-based payments under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and accordingly, generally recognized compensation expense only when we granted options with a discounted exercise price.
     Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management determined that blended volatility, a combination of historical and implied volatility, is more reflective of market conditions and a better indicator of expected volatility than historical or implied volatility. Therefore, expected volatility for the quarter ended March 31, 2006 was based on a blended volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 2 to the consolidated financial statements for a further discussion on stock-based compensation.

Results of Operations
     The following table sets forth for the periods indicated the percentage of total net sales of certain line items included in MKS’ consolidated statements of operations data.

	Three Months Ended
	March 31,
	2006	2005
Net sales	100.0%	100.0%
Cost of sales	58.8	61.3

Gross profit	41.2	38.7
Research and development	9.0	11.4
Selling, general and administrative	16.6	18.7
Amortization of acquired intangible assets	2.9	2.9
Purchase of in-process technology	0.5	—
Restructuring, asset impairment and other charges	—	0.4

Income from operations	12.2	5.3
Interest income, net	0.8	0.9

Income before income taxes	13.0	6.2
Provision for income taxes	4.4	1.9

Net income	8.6%	4.3%

Net Sales (dollars in millions)

	Three Months Ended March 31,
	2006	2005	% Change

Net sales	$179.1	$127.4	40.5%
     Net sales increased $51.7 million mainly due to an increase in worldwide demand from our semiconductor capital equipment manufacturer and semiconductor device manufacturer customers, which increased $38.9 million or 42.5% compared to the same period for the prior year. During the first quarter of 2006, we acquired Ion and Umetrics. These acquisitions increased our net sales by approximately $10.1 million for the quarter ended March 31, 2006 compared to the same period in the prior year. International net sales were approximately $53.9 million for the three months ended March 31, 2006 or 30.1% of net sales and $49.5 million for the three months ended March 31, 2005 or 38.8% of net sales.
Gross Profit

	Three Months Ended March 31,
			Percentage
	2006	2005	Points Change

Gross profit as percentage of net sales	41.2%	38.7%	2.5
     Gross profit increased mainly due to overhead costs decreasing as a percentage of sales. In the first quarter of 2006, gross profit reflected a favorable impact of overhead absorption compared to the first quarter of 2005. This was primarily due to a sequential increase in sales and inventory during the three months ended March 31, 2006, related to a significant increase in demand. Inventory increased by $13.7 million from $98.2 million at December 31, 2005 to $112.0 million at March 31, 2006 and decreased by $2.0 million during the same period in 2005.
Research and Development (dollars in millions)

	Three Months Ended March 31,
	2006	2005	% Change

Research and development expenses	$16.1	$14.5	10.4%

     Research and development expense increased $1.5 million mainly due to increased compensation expense of $1.4 million, as a result of higher staffing levels, $0.6 million of compensation costs from companies acquired at the beginning of the quarter and $0.7 million in stock-based compensation expenses recorded during the current quarter, partially offset by a decrease in project material costs of $1.0 million.
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
Selling, General and Administrative (dollars in millions)

	Three Months Ended March 31,
	2006	2005	% Change

Selling, general and administrative expenses	$29.8	$23.8	24.8%
     Selling, general and administrative expenses increased $5.9 million for the three months ended March 31, 2006 mainly due to a $4.0 million increase in compensation costs primarily from companies acquired at the beginning of the quarter and $1.5 million in stock-based compensation expenses recorded during the current quarter.
Amortization of Acquired Intangible Assets (dollars in millions)

	Three Months Ended March 31,
	2006	2005	% Change

Amortization of acquired intangible assets	$5.3	$3.7	42.4%
     Amortization expense for the three months ended March 31, 2006 increased $1.6 million due to the amortization related to $32.6 million in acquired intangible assets related to the acquisition of Ion and Umetrics, principally from a $1.0 million order backlog intangible asset, which was being amortized over 3 months.
Purchase of in-process technology (dollars in millions)

	Three Months Ended March 31,
	2006	2005	% Change

Purchase of in-process technology	$0.8	$0.0	—

     In-process research and development of $0.8 million for the three months ended March 31, 2006 arose from the acquisitions of Ion and Umetrics, which we made during the first quarter of 2006. The purchase price of these acquisitions was allocated to the assets acquired, including intangible assets, based on estimated fair values. The intangible assets include approximately $0.8 million for acquired in-process technology for projects, generally expected to have durations of 12 months, which did not have alternative future uses. Accordingly, these costs were expensed during the three months ended March 31, 2006.
Restructuring Charges (dollars in millions)

	Three Months Ended March 31,
	2006	2005	% Change

Restructuring charges	$0.0	$0.5	—
     During the three months ended March 31, 2005, we initiated a restructuring plan related to our Berlin, Germany location. This consolidation of activities included the reduction of 16 employees. The total restructuring charge related to this consolidation was $0.5 million, which consisted of $0.3 million related to the repayment of a government grant and $0.2 million in severance costs.
     There were no material restructuring activities during the three months ended March 31, 2006.
Interest Income, Net (dollars in millions)

	Three Months Ended March 31,
	2006	2005	% Change

Interest income, net	$1.4	$1.1	30.2%
     Interest income increased $0.3 million mainly related to higher interest rates in 2006.
Provision for Income Taxes (dollars in millions)

	Three Months Ended March 31,
	2006	2005

Provision for income taxes	$7.9	$2.5
     Our effective tax rate for the periods ending March 31, 2006 and March 31, 2005 was 33.8% and 31.1%, respectively. The effective tax rate is less than the statutory tax rate primarily due to the profits of our international subsidiaries being taxed at rates lower than the U.S. statutory tax rate.
     In the normal course of business, the Company and our subsidiaries are examined by various tax authorities, including the Internal Revenue Service (“IRS”). Any such examination could result in an unfavorable settlement of any particular issue and may require the use of cash. Unfavorable or favorable resolution of any such examination could result in an increase or a reduction, respectively, to our effective tax rate in the quarter of resolution. Although the Company believes that its tax positions are consistent with applicable U.S. federal and state and international laws, certain tax reserves are maintained at March 31, 2006 should these positions be challenged by the applicable tax authority and additional tax assessed on audit.
     The U.S. Research and Development Tax Credit expired at the end of 2005 and, as a result, we have not taken any benefit for this credit in the period ending March 31, 2006. Congress is considering proposals to extend this Tax Credit, retroactively to January 1, 2006. If such legislation is enacted, any impact would be recorded in future quarters.
     At March 31, 2006, we continued to maintain a valuation allowance for certain state tax credits for which it was more likely than not that they will not be realized.

Liquidity and Capital Resources
     Cash, cash equivalents and short-term investments totaled $213.9 million at March 31, 2006 compared to $292.6 million at December 31, 2005. The primary source of funds for the first three months of fiscal 2006 was cash provided by operating activities of $9.5 million.
     Net cash provided by operating activities of $9.5 million for the three months ended March 31, 2006, resulted mainly from net income of $15.4 million, a $10.3 million increase in operating liabilities and non-cash charges of $8.5 million for depreciation and amortization and $2.7 million for stock-based compensation, offset by an increase in net operating assets of $28.1 million. The net increase in operating liabilities is mainly caused by an increase of $6.4 million in accounts payable, primarily as a result of inventory procurement activities, an increase of $2.0 million in accrued expenses and other current liabilities, primarily as a result of higher accrued warranty costs, and an increase of $2.0 million in income taxes payable. The $28.1 million increase in operating assets consisted primarily of an $18.0 million increase in accounts receivable as a result of higher revenue and a $9.7 million increase in inventory. Net cash provided by operating activities of $9.9 million for the three months ended March 31, 2005, resulted mainly from net income of $5.5 million and non-cash charges of $6.7 million for depreciation and amortization, offset by an increase in net operating assets and liabilities of $2.4 million. The net increase in operating assets and liabilities is mainly caused by a $1.8 million increase in accounts receivable and a decrease of $2.6 million in accrued expenses and other current liabilities, primarily as a result of lower accrued compensation, offset by an increase in accounts payable of $1.8 million.
     Net cash used in investing activities of $83.6 million for the three months ended March 31, 2006, resulted primarily from the purchase of two technology companies for $96.6 million, offset by the net maturities of $15.4 million of available for sale investments. Net cash provided by investing activities of $4.5 million for the three months ended March 31, 2005, resulted primarily from the net maturities of $6.5 million of available for sale investments, offset by the purchase of property, plant and equipment of $2.3 million primarily for investment in manufacturing equipment and for the consolidation of our IT infrastructure.
     Net cash provided by financing activities of $9.8 million for the three months ended March 31, 2006, consisted primarily of $8.0 million in proceeds from the exercise of stock options and purchases under our employee stock purchase plan. Net cash used in financing activities of $1.6 million for the three months ended March 31, 2005, consisted primarily of $1.9 million in net payments for short-term borrowings.
     We believe that our working capital, together with the cash anticipated to be generated from operations, will be sufficient to satisfy our estimated working capital and planned capital expenditure requirements through at least the next 12 months.
     To the extent permitted by Massachusetts law, our Restated Articles of Organization, as amended, require us to indemnify any of our current or former officers or directors or any person who has served or is serving in any capacity with respect to any of our employee benefit plans. Because no claim for indemnification has been pursued by any person covered by the relevant provisions of our Restated Articles of Organization, we believe that the estimated exposure for these indemnification obligations is currently minimal. Accordingly, we have no liabilities recorded for these requirements as of March 31, 2006.
     We also enter into agreements in the ordinary course of business which include indemnification provisions. Pursuant to these agreements, we indemnify, hold harmless and agree to reimburse the indemnified party, generally our customers, for losses suffered or incurred by the indemnified party in connection with any patent, any other intellectual property infringement claim, and, in some instances, other claims, by any third party with respect to our products. The term of these indemnification obligations is generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is, in some instances, unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these obligations as of March 31, 2006.

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
Recently Issued Accounting Pronouncements
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of this statement are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. We adopted the provisions of SFAS 154 in the first quarter of 2006 and it did not have a material impact on our financial position or results of operations.
     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 amends ARB No. 43, Chapter 4, “Inventory Pricing.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, and requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We adopted the provisions of SFAS 151 in the first quarter of 2006 and it did not have a material impact on our financial position or results of operations.
     ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Information concerning market risk is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006. There were no material changes in our exposure to market risk from December 31, 2005.
     ITEM 4.       CONTROLS AND PROCEDURES.
a)    Effectiveness of disclosure controls and procedures.
     MKS’ management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. On January 3, 2006, we acquired Umetrics, AB and Ion Systems, Inc., along with the subsidiaries thereof. We do not anticipate that our evaluation of the internal controls of these acquired companies will be complete by December 31, 2006 and, as permitted, we expect to exclude these companies from our report on disclosure controls and procedures at December 31, 2006. Based on the evaluation of our disclosure controls and procedures as of March 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, MKS’ disclosure controls and procedures were effective at the reasonable assurance level.
b)    Changes in internal control over financial reporting.
     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II.       OTHER INFORMATION
     ITEM 1.       LEGAL PROCEEDINGS.
     On November 3, 1999, On-Line Technologies, Inc. (“On-Line”), which we acquired in 2001, brought suit in federal district court in Connecticut against Perkin-Elmer, Inc. and certain other defendants (“Perkin-Elmer”) for infringement of On-Line’s patent related to its FTIR spectrometer product and related claims. The suit sought injunctive relief and damages for infringement. Perkin-Elmer filed a counterclaim seeking invalidity of the patent, costs and attorneys’ fees, and in June 2002, filed a motion for summary judgment. In April 2003, the court granted the motion and dismissed the case. We appealed this decision to the federal circuit court of appeals, which, on October 13, 2004, reversed the lower court’s dismissal of certain claims in the case. Accordingly, the case has been remanded to the United States District Court in Connecticut for further proceedings on the merits of the remaining claims. On March 11, 2005, Perkin-Elmer submitted to the court a stipulation agreeing that they have infringed a specified claim of On-Line’s patent. Perkin-Elmer also filed a motion for summary judgment that such patent claim is invalid, but that motion was denied on March 23, 2006. Perkin-Elmer then filed a motion for reconsideration of that decision, which motion is currently pending. The case is currently scheduled to be tried on October 16, 2006.
     We are subject to other legal proceedings and claims, which have arisen in the ordinary course of business.
     In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our results of operations, financial condition or cash flows.
     ITEM 1A.       RISK FACTORS.
     Our business depends substantially on capital spending in the semiconductor industry which is characterized by periodic fluctuations that may cause a reduction in demand for our products.
     We estimate that approximately 73% of our net sales for the quarter ended March 31, 2006 and 71%, 74% and 69%, of our net sales for the years ended December 31, 2005, 2004 and 2003, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers, and we expect that sales to such customers will continue to account for a substantial majority of our sales. Our business depends upon the capital expenditures of semiconductor device manufacturers, which in turn depend upon the demand for semiconductors. Periodic reductions in demand for the products manufactured by semiconductor capital equipment manufacturers and semiconductor device manufacturers may adversely affect our business, financial condition and results of operations.
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
     As of March 31, 2006, John R. Bertucci, our Executive Chairman, and certain members of his family, in the aggregate, beneficially owned approximately 15% of our outstanding common stock. As a result, these stockholders, acting together, may be able to exert substantial influence over our actions. Pursuant to the acquisition of the ENI Business of Emerson Electric Co. (“Emerson”), we issued approximately 12,000,000 shares of common stock to Emerson and its wholly owned subsidiary, Astec America, Inc. Emerson owned approximately 15% of our outstanding common stock as of March 31, 2006, and a representative of Emerson is a member of our board of directors. Accordingly, Emerson may be able to exert substantial influence over our actions.
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
     For example, Statement on Financial Accounting Standards No. 123R “Share-Based Payment”, which requires us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements, was adopted in the first quarter of 2006, and had a material adverse impact on our consolidated financial statements as reported under generally accepted accounting principles in the United States for the first quarter of 2006 and will adversely impact our consolidated financial statements for fiscal 2006.
     ITEM 6.       EXHIBITS.

Exhibit No.	Exhibit Description
3.1(1)	Restated Articles of Organization
3.2(2)	Articles of Amendment, as filed with the Secretary of State of Massachusetts on May 18, 2001
3.3(3)	Articles of Amendment, as filed with the Secretary of State of Massachusetts on May 16, 2002
3.4(4)	Amended and Restated By-Laws
10.1	Form of Restricted Stock Unit Agreement Granted Under the 2004 Stock Incentive Plan
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-4 (File No. 333- 49738) filed with the Securities and Exchange Commission on November 13, 2000.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(4)	Incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 28, 1999, as amended.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MKS INSTRUMENTS, INC.
May 8, 2006	By:	/s/ Ronald Weigner
Ronald C. Weigner
Vice President and Chief Financial Officer (Principal Financial Officer)