Form 10-Q
period 2006-06-30
MKS INSTRUMENTS INC
filed 2006-08-04
CIK 1049502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
     Number of shares outstanding of the issuer’s common stock as of July 28, 2006: 56,213,216

MKS INSTRUMENTS, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS.
MKS INSTRUMENTS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$187,297	$220,573
Short-term investments	50,109	72,046
Trade accounts receivable, net	118,623	82,610
Inventories	127,379	98,242
Deferred income taxes	16,269	15,165
Other current assets	13,198	10,511

Total current assets	512,875	499,147
Property, plant and equipment, net	79,916	78,726
Long-term investments	2,366	857
Goodwill	322,676	255,243
Acquired intangible assets, net	50,917	27,422
Other assets	2,955	2,345

Total assets	$971,705	$863,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$23,579	$16,966
Current portion of long-term debt	—	1,429
Current portion of capital lease obligations	838	491
Accounts payable	38,699	27,955
Accrued compensation	21,237	13,583
Income taxes payable	9,038	9,564
Other accrued expenses	27,131	19,099

Total current liabilities	120,522	89,087
Long-term debt	5,000	5,238
Long-term portion of capital lease obligations	1,144	914
Deferred income taxes	10,495	2,153
Other liabilities	4,388	3,505
Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, no par value, 200,000,000 shares authorized; 56,193,875 and 54,397,267 issued and outstanding at June 30, 2006 and December 31, 2005, respectively	113	113
Additional paid-in capital	665,221	639,152
Retained earnings	156,451	116,642
Accumulated other comprehensive income	8,371	6,936

Total stockholders’ equity	830,156	762,843

Total liabilities and stockholders’ equity	$971,705	$863,740

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net sales	$198,351	$130,193	$377,412	$257,600
Cost of sales	111,850	78,407	217,166	156,452

Gross profit	86,501	51,786	160,246	101,148

Research and development	17,663	14,689	33,720	29,238
Selling, general and administrative	30,300	23,040	60,065	46,889
Amortization of acquired intangible assets	4,086	3,693	9,340	7,383
Purchase of in-process technology	—	—	800	—
Restructuring charges	—	—	—	454

Income from operations	34,452	10,364	56,321	17,184
Interest expense	228	251	431	425
Interest income	2,162	1,599	3,795	2,871

Income before income taxes	36,386	11,712	59,685	19,630
Provision for income taxes	12,012	1,934	19,876	4,394

Net income	$24,374	$9,778	$39,809	$15,236

Net income per share:
Basic	$0.44	$0.18	$0.72	$0.28

Diluted	$0.44	$0.18	$0.72	$0.28

Weighted average common shares outstanding:
Basic	55,338	53,975	54,999	53,926

Diluted	55,907	54,451	55,588	54,422

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$39,809	$15,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,882	13,426
Stock-based compensation	5,980	—
Tax benefit from stock-based compensation	3,865	553
Excess tax benefit from stock-based compensation	(3,803)	—
Other	829	(521)
Changes in operating assets and liabilities, net of the effect of businesses acquired:
Trade accounts receivable	(28,351)	3,119
Inventories	(23,999)	1,899
Other current assets	(517)	(992)
Accrued expenses and other current liabilities	11,596	(2,057)
Accounts payable	4,427	897
Income taxes payable	(2,924)	228

Net cash provided by operating activities	22,794	31,788

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(96,672)	—
Purchases of short-term and long-term available for sale investments	(45,064)	(118,962)
Maturities and sales of short-term and long-term available for sale investments	65,280	104,648
Purchases of property, plant and equipment	(4,210)	(4,904)
Other	(756)	648

Net cash used in investing activities	(81,422)	(18,570)

Cash flows from financing activities:
Proceeds from short-term borrowings	42,417	43,913
Payments on short-term borrowings	(36,357)	(42,497)
Principal payments on long-term debt and capital lease obligations	(1,933)	(1,430)
Proceeds from exercise of stock options and employee stock purchase plan	16,560	2,249
Excess tax benefit from stock-based compensation	3,803	—

Net cash provided by financing activities	24,490	2,235

Effect of exchange rate changes on cash and cash equivalents	862	(2,548)

Increase (decrease) in cash and cash equivalents	(33,276)	12,905
Cash and cash equivalents at beginning of period	220,573	138,389

Cash and cash equivalents at end of period	$187,297	$151,294

Supplemental cash flow disclosure:
Income taxes paid	$17,858	$5,321

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data, or as otherwise noted)
1)	Basis of Presentation
The terms “MKS” and the “Company” refer to MKS Instruments, Inc. and its subsidiaries. The interim financial data as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 is unaudited; however, in the opinion of MKS, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the December 31, 2005 audited consolidated financial statements and notes thereto included in the MKS Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006.

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accounts receivable, inventory, intangible assets, goodwill, other long-lived assets, income taxes, deferred tax valuation allowance, stock-based compensation and investments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

On January 7, 2005, the Company accelerated the vesting of outstanding stock options granted to employees and officers with an exercise price of $23.00 per share or greater. As a result of this action, options to purchase approximately 1.6 million shares of the Company’s common stock became exercisable on January 7, 2005. No compensation expense was recorded in the Company’s consolidated statements of operations for the three and six months ended June 30, 2005 related to this action as these options had no intrinsic value on January 7, 2005. For purposes of the SFAS 123 proforma calculation below, the expense related to the options that were accelerated was $16,886,000, net of tax, for the three months ended March 31, 2005 and the six months ended June 30, 2005, respectively. The reason that the Company accelerated the vesting of the identified stock options was to reduce the Company’s compensation expense in periods subsequent to the adoption of SFAS 123R, “Share-Based Payment” (“SFAS 123R”).

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

MKS INSTRUMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data, or as otherwise noted)
The Company recognized the full impact of its share-based payment plans in the consolidated statements of operations for the three and six months ended June 30, 2006 under SFAS 123R and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. The following table reflects the effect of recording stock-based compensation for the three and six months ended June 30, 2006 in accordance with SFAS 123R:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2006	2006
Stock-based compensation expense by type of award:
Employee stock options	$1,999	$3,966
Restricted stock	1,151	1,678
Employee stock purchase plan	164	336

Total stock-based compensation	3,314	5,980
Tax effect on stock-based compensation	(1,182)	(2,117)

Net effect on net income	$2,132	$3,863

Effect on earnings per share:
Basic	$0.04	$0.07

Diluted	$0.04	$0.07

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
The fair values of options and employee stock purchase rights at the date of grant were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Stock option plans:
Expected life (years)	5.0	3.2	5.0	3.3
Risk-free interest rate	5.0%	3.9%	4.9%	3.8%
Expected volatility	52.0%	55.0%	51.9%	55.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Employee stock purchase rights:
Expected life (years)	0.5	0.5	0.5	0.5
Risk-free interest rate	4.6%	2.4%	4.4%	2.4%
Expected volatility	34.3%	55.0%	34.2%	55.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
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
(Tables in thousands, except share and per share data, or as otherwise noted)
Prior to the adoption of SFAS 123R
The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
Net income as reported	$9,778	$15,236
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of tax	(1,533)	(20,423)

Pro forma net income (loss)	$8,245	$(5,187)

Basic net income (loss) per share:
As reported	$0.18	$0.28

Pro forma	$0.15	$(0.10)

Diluted net income (loss) per share:
As reported	$0.18	$0.28

Pro forma	$0.15	$(0.10)

Equity Incentive Plans
The Company’s equity incentive plans (the “Plans”) are intended to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. Employees may be granted restricted stock and restricted stock units (collectively, “restricted stock”), options to purchase shares of the Company’s stock and other equity incentives under the Plans. In addition, certain of the Plans provide for the automatic grant of stock options to non-employee directors and permit the grant of equity-based awards to consultants. Under the Plans, stock options generally have a vesting period of 25% after one year and 6.25% per quarter thereafter, are exercisable for a period not to exceed 10 years from the date of grant and are granted at prices equal to 100% of the fair market value of our common stock at the grant date. Generally, options granted to non-employee directors, under the Plans, vest at the earliest of (1) the next annual meeting, (2) 13 months from the date of grant, or (3) the effective date of an acquisition. Restricted stock awards generally vest three years from the date of grant. At June 30, 2006, there were 6,161,818 shares authorized for issuance and 4,999,678 shares available for future grants of the Company’s common stock under the Plans.
The Company also has two Employee Stock Purchase Plans (“ESPPs”) for the United States and international employees, respectively, which enable the Company’s employees to purchase MKS common stock. As of June 30, 2006, there were 1,500,000 shares authorized for issuance and 664,013 shares reserved for future issuance under the ESPPs.
Stock Option and Restricted Stock Activity

	Options Outstanding		Restricted Stock
				Weighted Average
		Weighted Average		Grant Date
	Number of Shares	Exercise Price	Number of Shares	Fair Value
Outstanding options/non-vested restricted stock at December 31, 2004	10,023,717	$20.25	—	—
Granted	316,500	$16.93	—	—
Exercised options/vested restricted stock	(382,211)	$10.70	—	—
Forfeited or expired	(498,735)	$23.34	—	—

Outstanding options/non-vested restricted stock at December 31, 2005	9,459,271	$20.36	—	—
Granted	82,000	$23.64	702,490	$22.06
Exercised options/vested restricted stock	(1,149,013)	$13.45	(416)	$22.43
Forfeited or expired	(183,710)	$24.58	(10,600)	$22.42

Outstanding options/non-vested restricted stock at June 30, 2006	8,208,548	$21.26	691,474	$22.06

MKS INSTRUMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data, or as otherwise noted)
The fair value of stock options and restricted stock awards that vested during the six months ended June 30, 2006 and 2005 was approximately $4,320,000 and $3,288,000, respectively. As of June 30, 2006, the unrecognized compensation cost related to non-vested stock options and the unrecognized compensation cost related to restricted stock was approximately $10,984,000 and $13,363,000, respectively, and will be recognized over an estimated weighted average amortization period of 1.9 years and 2.6 years, respectively.

The following table summarizes information with respect to options outstanding and exercisable under the Plans at June 30, 2006:

	Options Outstanding				Options Exercisable
			Weighted Average	Aggregate			Aggregate
			Remaining	Intrinsic			Intrinsic
	Number of	Weighted Average	Contractual Life	Value (in	Number of	Weighted Average	Value (in
	Shares	Exercise Price	(In Years)	thousands)	Shares	Exercise Price	thousands)
$4.43 - $8.92	280,013	$6.07	1.71	$3,935	280,013	$6.07	$3,935
$10.86 - $19.00	3,389,852	$15.88	6.71	14,360	2,203,448	$16.23	8,576
$19.18 - $29.50	3,659,233	$24.79	5.92	22	3,564,011	$24.83	16
$29.93 - $61.50	879,450	$32.14	5.48	—	879,450	$32.14	—

$4.43 - $61.50	8,208,548	$21.26	6.06	$18,317	6,926,922	$21.45	$12,527

The weighted average remaining contractual life of options exercisable was 5.68 years at June 30, 2006.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $20.12 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2006 was 2,609,469.

The weighted average grant date fair value of options granted during the six months ended June 30, 2006 and June 30, 2005, as determined under SFAS 123R and SFAS 123, was $12.00 and $6.95 per share, respectively. The total intrinsic value of options exercised during the six month period ended June 30, 2006 and June 30, 2005 was approximately $10,871,000 and $1,434,000, respectively.

The total cash received from employees as a result of employee stock option exercises during the six months ended June 30, 2006 and June 30, 2005 was approximately $15,459,000 and $1,191,000, respectively. In connection with these exercises, the net tax benefits realized by the Company for the six months ended June 30, 2006 and June 30, 2005 was approximately $3,865,000 and $553,000, respectively.

The Company settles employee stock option exercises with newly issued common shares.

3)	Acquisitions
On January 3, 2006, the Company completed its acquisition of Ion Systems, Inc. (“Ion”), a leading provider of electrostatic management solutions located in Alameda, California, pursuant to an Agreement and Plan of Merger dated November 25, 2005. Ion’s ionization technology controls electrostatic charge to reduce process contamination and improve yields, which complements the Company’s process monitoring and control technologies. The aggregate purchase price consisted of $68,073,000 in cash, net of $5,056,000 in cash acquired, and $807,000 in acquisition related costs.

MKS INSTRUMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data, or as otherwise noted)
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition. The purchase price allocation is preliminary, pending the final determination of fair values of intangible assets and certain assumed assets and liabilities:

Current assets	$16,191
Intangible assets	25,800
Other assets	3,322
Goodwill	45,264

Total assets acquired	90,577

Current liabilities	(7,243)
Deferred tax liability	(9,398)

Total liabilities assumed	(16,641)

Total purchase price including acquisition costs	$73,936

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
On January 3, 2006, the Company completed its acquisition of Umetrics, AB (“Umetrics”), a leader in multivariate data analysis and modeling software located in Umea, Sweden, pursuant to a Sale and Purchase Agreement dated December 15, 2005. Umetrics’ multivariate data analysis and modeling software converts process data into useable information for yield improvement when linked with the Company’s open and modular platform of process sensors and data collection, integration, data storage, and visualization capabilities. The purchase price consisted of $27,400,000 in cash, net of $2,602,000 in cash acquired, and $392,000 in acquisition related costs.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition. The purchase price allocation is preliminary, pending the final determination of fair values of intangible assets and certain assumed assets and liabilities:

Current assets	$4,243
Intangible assets	7,650
Other assets	400
Goodwill	22,060

Total assets acquired	34,353

Current liabilities	(1,929)
Deferred tax liability	(2,030)

Total liabilities assumed	(3,959)

Total purchase price including acquisition costs	$30,394

MKS INSTRUMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data, or as otherwise noted)
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

The results of these acquisitions were included in the Company’s consolidated operations beginning in January 2006. The pro forma consolidated statements reflecting the operating results of Ion and Umetrics, had they been acquired as of January 1, 2005, would not differ materially from the operating results of the Company as reported for the three and six months ended June 30, 2005.

4)	Goodwill and Intangible Assets

Intangible Assets Acquired amortizable intangible assets consisted of the following as of June 30, 2006:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Completed technology	$86,663	$(57,682)	$28,981
Customer relationships	21,140	(5,817)	15,323
Patents, trademarks, tradenames and other	16,495	(9,882)	6,613

	$124,298	$(73,381)	$50,917

Acquired amortizable intangible assets consisted of the following as of December 31, 2005:

			Net
	Gross Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Completed technology	$72,421	$(51,520)	$20,901
Customer relationships	6,640	(4,481)	2,159
Patents, trademarks, tradenames and other	12,395	(8,033)	4,362

	$91,456	$(64,034)	$27,422

MKS INSTRUMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data, or as otherwise noted)
Aggregate amortization expense related to acquired intangibles for the three and six months ended June 30, 2006 was $4,093,000 and $9,347,000, respectively. Aggregate amortization expense related to acquired intangibles for the three and six months ended June 30, 2005 was $3,693,000 and $7,383,000, respectively. Estimated amortization expense related to acquired intangibles for the remainder of 2006 and in total for the year is $8,049,000 and $17,396,000, respectively. Estimated amortization expense for 2007 and for each of the three succeeding fiscal years is as follows:

Year	Amount
2007	$15,713
2008	7,973
2009	5,788
2010	4,695
Goodwill The changes in the carrying amount of goodwill during the six months ended June, 2006 were as follows:

Balance at December 31, 2005	$255,243
Goodwill acquired during 2006	67,324
Foreign currency translation	109

$322,676

The change in the carrying amount of goodwill during the six months ended June 30, 2005 was not material.

5)	Net Income Per Share The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator
Net income	$24,374	$9,778	$39,809	$15,236

Denominator
Shares used in net income per common share — basic	55,338	53,975	54,999	53,926
Effect of dilutive securities:
Stock options, restricted stock and employee stock purchase plan	569	476	589	496

Shares used in net income per common share — diluted	55,907	54,451	55,588	54,422

Net income per common share
Basic	$0.44	$0.18	$0.72	$0.28

Diluted	$0.44	$0.18	$0.72	$0.28

For purposes of computing diluted net income per common share, 4,783,409 and 4,745,550 outstanding options and non-vested restricted stock for the three and six months ended June 30, 2006, respectively, and 7,112,404 and 7,138,214 outstanding options and non-vested restricted stock for the three and six months ended June 30, 2005, respectively, were excluded from the calculation, as their inclusion would be anti-dilutive. There were options to purchase approximately 8,208,548 and 9,855,786 shares of the Company’s common stock outstanding as of June 30, 2006 and 2005, respectively.

MKS INSTRUMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data, or as otherwise noted)
6)	Inventories Inventories consist of the following:

	June 30,	December 31,
	2006	2005
Raw material	$63,870	$48,235
Work in process	22,102	18,283
Finished goods	41,407	31,724

	$127,379	$98,242

7)	Stockholders’ Equity Comprehensive Income Components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$24,374	$9,778	$39,809	$15,236
Other comprehensive income (loss):
Changes in value of financial instruments designated as cash flow hedges net of taxes of $0 and $452 for the three months ended June 30, respectively, and net of tax benefit of $271 and net of tax of $967 for the six months ended June 30, respectively)	—	756	(452)	1,612
Foreign currency translation adjustment	960	(3,251)	1,830	(5,329)
Unrealized gain (loss) on investments net of taxes of $1 and $15 for the three months ended June 30, respectively, and net of tax of $34 and net of tax benefit of $23 for the six months ended June 30, respectively)	3	24	57	(38)

Other comprehensive income (loss)	963	(2,471)	1,435	(3,775)

Total comprehensive income	$25,337	$7,307	$41,244	$11,481

8)	Income Taxes
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

At June 30, 2006, the Company continued to maintain a valuation allowance for certain state tax credits for which it is more likely than not that they will not be realized.

The Company’s effective tax rate for the quarter ending June 30, 2006 was 33.0%. The effective tax rate is less than the statutory tax rate primarily due to the profits of the Company’s international subsidiaries being taxed at rates lower than the U.S. statutory tax rate.

Through June 30, 2006, the Company had not provided deferred income taxes on the undistributed earnings of its foreign subsidiaries because such earnings were intended to be permanently reinvested outside the U.S. Determination of the potential deferred income tax liability on these undistributed earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs. At June 30, 2006, the Company had $110,249,368 of undistributed earnings in its foreign subsidiaries.

MKS INSTRUMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data, or as otherwise noted)
On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

In the normal course of business, the Company and its subsidiaries are examined by various tax authorities, including the Internal Revenue Service (“IRS”). Any such examination could result in an unfavorable settlement of any particular issue and may require the use of cash. Unfavorable or favorable resolution of any such examination could result in an increase or a reduction, respectively, to our effective tax rate in the quarter of resolution. Although the Company believes that its tax positions are consistent with applicable U.S. federal and state and international laws, certain tax reserves are maintained at June 30, 2006 should these positions be challenged by the applicable tax authority and additional tax assessed on audit.

The Israeli Development Authority is currently conducting a review of the tax holiday granted to the Company for our manufacturing operations in Israel. We expect that this review may be completed within the next twelve months. Resolution of this issue could result in an increase or a reduction to our effective tax rate in future periods.

During the second quarter of 2005, the IRS completed its examination of the Company’s tax returns for the tax years 1999 through 2002. As a result of this examination, the Company recorded a benefit to income tax expense of $1,901,000 and a $576,000 reduction of goodwill related to a previous acquisition.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Geographic net sales
United States	$133,376	$81,226	$258,509	$159,143
Japan	23,947	21,134	46,105	42,196
Europe	17,339	13,009	31,871	27,906
Asia	23,689	14,824	40,927	28,355

	$198,351	$130,193	$377,412	$257,600

	June 30,	December 31,
	2006	2005
Long-lived assets:
United States	$69,000	$66,588
Japan	5,531	5,679
Europe	3,587	4,311
Asia	4,753	4,493

	$82,871	$81,071

MKS INSTRUMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data, or as otherwise noted)
The Company groups its products into three product groups. Net sales for these product groups are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Instruments and Control Systems	$94,316	$58,439	$178,224	$119,289
Power and Reactive Gas Products	83,645	55,276	160,229	107,635
Vacuum Products	20,390	16,478	38,959	30,676

	$198,351	$130,193	$377,412	$257,600

The Company had one customer comprising 22% of net sales for the three months ended June 30, 2006 and two customers comprising 22% and 10%, respectively, of net sales for the six months ended June 30, 2006. The Company had one customer comprising 16% and 16%, respectively, and one customer comprising 10% and 10%, respectively, of net sales for the three and six months ended June 30, 2005.

10)	Commitments and Contingencies
On November 3, 1999, On-Line Technologies, Inc. (“On-Line”), which was acquired by MKS in 2001, brought suit in federal district court in Connecticut against Perkin-Elmer, Inc. and certain other defendants (“Perkin-Elmer”) for infringement of On-Line’s patent related to its FTIR spectrometer product and related claims. The suit sought injunctive relief and damages for infringement. Perkin-Elmer filed a counterclaim seeking invalidity of the patent, costs and attorneys’ fees, and in June 2002, filed a motion for summary judgment. In April 2003, the court granted the motion and dismissed the case. MKS appealed this decision to the federal circuit court of appeals, which, on October 13, 2004, reversed the lower court’s dismissal of certain claims in the case. Accordingly, the case has been remanded to the United States District Court in Connecticut for further proceedings on the merits of the remaining claims. On March 11, 2005, Perkin-Elmer submitted to the court a stipulation agreeing that they have infringed a specified claim of On-Line’s patent. Perkin-Elmer also filed a motion for summary judgment that such patent claim is invalid, but that motion was denied on March 23, 2006. Perkin-Elmer then filed a motion for reconsideration of that decision, which motion is currently pending. The case is currently scheduled for trial beginning on October 16, 2006.

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

MKS INSTRUMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data, or as otherwise noted)
Product warranty activities for the six months ended June 30 were as follows:

	2006	2005
Balance at the beginning of the year	$7,766	$7,601
Fair value of warranty liabilities acquired during the period	612	—
Provisions for product warranties during the period	7,299	3,368
Direct charges to the warranty liability during the period	(4,606)	(3,807)

Balance at June 30	$11,071	$7,162

13)	Recently Issued Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income tax positions taken or expected to be taken in tax returns that effect amounts reported in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 establishes a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. FIN 48 also provides guidance concerning derecognition, measurement, classification, interest and penalties and disclosure of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48.

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
     Our customers include semiconductor capital equipment manufacturers, semiconductor device manufacturers, industrial and biopharmaceutical manufacturing companies, medical equipment manufacturers and university, government and industrial research laboratories. For the six months ended June 30, 2006 and the full year ended December 31, 2005, we estimate that approximately 73% and 71% of our net sales, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers. We expect that sales to the semiconductor capital equipment manufacturers and semiconductor device manufacturers will continue to account for a substantial majority of our sales.
     During the fourth quarter of 2005 and continuing through the second quarter of 2006, we experienced significant increases in customer orders, which caused our sales for the first two quarters of 2006 to increase significantly from 2005 quarterly levels. We currently expect that our third quarter 2006 sales could be at a similar level to our second quarter 2006 sales. However, the semiconductor capital equipment industry is subject to rapid demand shifts, which are difficult to predict, and we are uncertain how long these sales levels may be maintained or the timing or extent of any future downturn or upturn in the semiconductor capital equipment industry.
     A portion of our sales is to operations in international markets. For the six months ended June 30, 2006 and full year ended December 31, 2005, international sales accounted for approximately 32% and 37% of net sales, respectively.
     On January 3, 2006, we completed our acquisition of Ion Systems, Inc. (“Ion”), a leading provider of electrostatic management solutions located in Alameda, California, pursuant to an Agreement and Plan of Merger dated November 25, 2005. Ion’s ionization technology controls electrostatic charges to reduce process contamination and improve yields, which complements our process monitoring and control technologies. The aggregate purchase price consisted of $68.1 million in cash, net of $5.0 million in cash acquired, and $0.8 million in acquisition related costs.
     Additionally, on January 3, 2006, we completed our acquisition of Umetrics, AB (“Umetrics”), a leader in multivariate data analysis and modeling software located in Umea, Sweden, pursuant to a Sale and Purchase Agreement dated December 15, 2005. Umetrics’ multivariate data analysis and modeling software converts process data into useable information for yield improvement, when linked with our open and modular platform of process sensors and data collection, integration, data storage, and visualization capabilities. The purchase price consisted of $27.4 million in cash, net of $2.6 million in cash acquired, and $0.4 million in acquisition related costs.

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
Stock-Based Compensation Expense
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method we recognize compensation expense for all equity-based awards granted after January 1, 2006 as well as awards granted prior to but not yet vested as of January 1, 2006, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. The adoption of this standard reduced our net income by $2.1 million and $3.9 million, respectively, for the three and six months ended June 30, 2006. Prior to SFAS 123R adoption, we accounted for share-based payments under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and accordingly, generally recognized compensation expense only when we granted options with a discounted exercise price.
     Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management determined that blended volatility, a combination of historical and implied volatility, is more reflective of market conditions and a better indicator of expected volatility than historical or implied volatility. Therefore, expected volatility for the three and six months ended June 30, 2006 was based on a blended volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 2 to the consolidated financial statements for a further discussion on stock-based compensation.
Results of Operations
     The following table sets forth for the periods indicated the percentage of total net sales of certain line items included in MKS’ consolidated statements of operations data.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.4	60.2	57.5	60.7

Gross profit	43.6	39.8	42.5	39.3
Research and development	8.9	11.3	8.9	11.4
Selling, general and administrative	15.3	17.7	15.9	18.2
Amortization of acquired intangible assets	2.0	2.8	2.5	2.9
Purchase of in-process technology	—	—	0.3	—
Restructuring, asset impairment and other charges	—	—	—	0.2

Income from operations	17.4	8.0	14.9	6.6
Interest income, net	1.0	1.0	0.9	1.0

Income before income taxes	18.4	9.0	15.8	7.6
Provision for income taxes	6.1	1.5	5.3	1.7

Net income	12.3%	7.5%	10.5%	5.9%

Net Sales (dollars in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
Net sales	$198.4	$130.2	52.4%	$377.4	$257.6	46.5%
     Net sales increased $68.2 million during the three month period ended June 30, 2006 mainly due to an increase in worldwide demand from our semiconductor capital equipment manufacturer and semiconductor device manufacturer customers, which increased $52.3 million or 57.3% compared to the same period for the prior year. During the first quarter of 2006, we acquired Ion and Umetrics. These acquisitions increased our net sales by approximately $11.5 million for the three month period ended June 30, 2006 compared to the same period in the prior year. International net sales were $65.0 million for the three months ended June 30, 2006 or 32.8% of net sales compared to $49.0 million for the same period of 2005 or 37.6% of net sales.
     Net sales increased $119.8 million during the six month period ended June 30, 2006 mainly due to an increase in worldwide demand from our semiconductor capital equipment manufacturer and semiconductor device manufacturer customers, which increased $91.2 million or 49.8% compared to the same period for the prior year. During the first quarter of 2006, we acquired Ion and Umetrics. These acquisitions increased our net sales by approximately $21.6 million for the six month period ended June 30, 2006 compared to the same period in the prior year. International net sales were $118.9 million for the six months ended June 30, 2006 or 31.5% of net sales compared to $98.5 million for the same period of 2005 or 38.2% of net sales.
Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage			Percentage
	2006	2005	Points Change	2006	2005	Points Change
Gross profit as percentage of net sales	43.6%	39.8%	3.8	42.5%	39.3%	3.2
     Gross profit increased during the three months ended June 30, 2006 mainly due to higher production volumes which reduced overhead costs as a percentage of sales by 3.2 percentage points. In addition, the positive impact of sales from our two acquisitions in 2006, favorable product mix and other reduced manufacturing costs increased our overall margin by approximately 1.4 percentage points, offset by increased warranty costs of 0.9 percentage points during the three months ended June 30, 2006.
     Gross profit increased during the six months ended June 30, 2006 mainly due to higher production volumes which reduced overhead costs as a percentage of sales by 3.2 percentage points. In addition, the positive impact of sales from our two acquisitions in 2006, favorable product mix and other reduced manufacturing costs increased our overall margin by approximately 0.6 percentage points, offset by increased warranty costs of 0.6 percentage points during the six months ended June 30, 2006.
Research and Development (dollars in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
Research and development expenses	$17.7	$14.7	20.2%	$33.7	$29.2	15.3%
     Research and development expense increased $3.0 million during the three months ended June 30, 2006 mainly due to expenses of $1.4 million from the two companies acquired in the first quarter of 2006 and $0.8 million in stock-based compensation expenses recorded during the current quarter.
     Research and development expense increased $4.5 million during the six months ended June 30, 2006 mainly due to expenses of $2.7 million from the two companies acquired in the first quarter of 2006, $1.5 million in stock-based compensation expenses recorded during the current year and $0.9 million in increased variable compensation, offset by a $0.9 million decrease in project material and consulting costs.
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
Selling, General and Administrative (dollars in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
Selling, general and administrative expenses	$30.3	$23.0	31.5%	$60.1	$46.9	28.1%
     Selling, general and administrative expenses increased $7.3 million during the three months ended June 30, 2006 primarily due to expenses of $4.2 million from the two companies acquired in the first quarter of 2006, $1.8 million in increased variable compensation and $1.9 million in stock-based compensation expenses recorded during the current quarter, offset by $2.9 million in foreign currency exchange gains.
     Selling, general and administrative expenses increased $13.2 million during the six months ended June 30, 2006 primarily due to expenses of $8.1 million from the two companies acquired in the first quarter of 2006, $3.0 million in increased variable compensation and $3.4 million in stock-based compensation expenses recorded during the current year, offset by $3.9 million in foreign currency exchange gains.
Amortization of Acquired Intangible Assets (dollars in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
Amortization of acquired intangible assets	$4.1	$3.7	10.6%	$9.3	$7.4	26.5%
     Amortization expense for the three months ended June 30, 2006 increased $0.4 million due to the amortization related to $32.6 million in acquired intangible assets related to the acquisitions of the two companies in the first quarter of 2006.
     Amortization expense for the six months ended June 30, 2006 increased $1.9 million due to the amortization related to $32.6 million in acquired intangible assets related to the acquisitions of the two companies in the first quarter of 2006, principally from a $1.0 million order backlog intangible asset, which was amortized over 3 months during the first quarter of 2006.
Purchase of In-Process Technology (dollars in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
Purchase of in-process technology	—	—	—	$0.8	—	—
     In-process research and development of $0.8 million for the six months ended June 30, 2006 arose from the acquisitions of Ion and Umetrics, which we made during the first quarter of 2006. The purchase price of these acquisitions was allocated to the assets acquired, including intangible assets, based on estimated fair values. The intangible assets included approximately $0.8 million for acquired in-process technology for projects, generally expected to have durations of 12 months, which did not have alternative future uses. Accordingly, these costs were expensed during the first quarter of 2006.
Restructuring Charges (dollars in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
Restructuring charges	—	—	—	—	$0.5	—
     During the three months ended March 31, 2005, we initiated a restructuring plan related to our Berlin, Germany location. This consolidation of activities included the reduction of 16 employees. The total restructuring charge related to this consolidation was $0.5 million, which consisted of $0.3 million related to the repayment of a government grant and $0.2 million in severance costs.
Interest Income, Net (dollars in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
Interest income, net	$1.9	$1.3	43.5%	$3.4	$2.4	37.5%
     Interest income increased $0.6 million and $1.0 million during the three and six months ended June 30, 2006, respectively, mainly related to higher interest rates in 2006.
Provision for Income Taxes (dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Provision for income taxes	$12.0	$1.9	$19.9	$4.4
     Our effective tax rate for the three and six month periods ended June 30, 2006 was 33.0% and 33.3%, respectively. The effective tax rate is less than the statutory tax rate primarily due to the profits of our international subsidiaries being taxed at rates lower than the U.S. statutory tax rate.
     Our effective tax rate for the three and six month periods ended June 30, 2005 was 17.0% and 22.0%, respectively. The effective tax rate is less than the statutory tax rate primarily due to a tax benefit recorded as the result of the completion of the Internal Revenue Service (“IRS”) examination (see below), the benefit from U.S. research and development credits and the profits of our international subsidiaries being taxed at rates lower than the U.S. statutory tax rate.
     In the normal course of business, the Company and our subsidiaries are examined by various tax authorities, including the IRS. Any such examination could result in an unfavorable settlement of any particular issue and may require the use of cash. Unfavorable or favorable resolution of any such examination could result in an increase or a reduction, respectively, to our effective tax rate in the quarter of resolution. Although the Company believes that its tax positions are consistent with applicable U.S. federal and state and international laws, certain tax reserves are maintained at June 30, 2006 should these positions be challenged by the applicable tax authority and additional tax assessed on audit.
     The Israeli Development Authority is currently conducting a review of the tax holiday granted to the Company for our manufacturing operations in Israel. We expect that this review may be completed within the next twelve months. Resolution of this issue could result in an increase or a reduction to our effective tax rate in future periods.
     During the quarter ended June 30, 2005, the IRS completed its examination of our tax returns for the tax years 1999 through 2002. As a result of this examination we recorded a benefit to income tax expense of $1.9 million and a $0.6 million reduction of goodwill related to a previous acquisition.
     The U.S. Research and Development Tax Credit expired at the end of 2005 and, as a result, we have not taken any benefit for this credit in the three and six month periods ending June 30, 2006. Congress is considering proposals to extend this Tax Credit, retroactively to January 1, 2006. If such legislation is enacted, any impact would be recorded in future quarters.
     At June 30, 2006, we continued to maintain a valuation allowance for certain state tax credits for which it was more likely than not that they will not be realized.

Liquidity and Capital Resources
     Cash, cash equivalents and short-term investments totaled $237.4 million at June 30, 2006 compared to $292.6 million at December 31, 2005. The primary source of funds for the first six months of fiscal 2006 was cash provided by operating activities of $22.5 million. Additionally, we purchased two technology companies during the first quarter of 2006 for $96.7 million, net of cash acquired.
     Net cash provided by operating activities of $22.8 million for the six months ended June 30, 2006, resulted mainly from net income of $39.8 million, a $13.1 million increase in operating liabilities and non-cash charges of $15.9 million for depreciation and amortization and $6.0 million for stock-based compensation, offset by an increase in net operating assets of $52.9 million. The net increase in operating liabilities is mainly caused by an increase of $11.6 million in accrued expenses and other current liabilities, primarily as a result of higher accrued compensation and warranty costs, an increase of $4.4 million in accounts payable, primarily as a result of inventory procurement activities, offset by a decrease of $2.9 million in income taxes payable. The $52.9 million increase in operating assets consisted primarily of a $28.4 million increase in accounts receivable as a result of higher revenue and a $24.0 million increase in inventory as a result of increased product demand. Net cash provided by operating activities of $31.8 million for the six months ended June 30, 2005, resulted mainly from net income of $15.2 million, non-cash charges of $13.4 million for depreciation and amortization and a decrease in net operating assets and liabilities of $3.1 million. The net decrease in operating assets and liabilities is mainly caused by a $3.1 million decrease in accounts receivable as a result of lower revenues, $1.9 million decrease in inventories and a $0.9 million increase in accounts payable, offset by a decrease of $2.1 million in accrued expenses and other current liabilities, primarily as a result of lower accrued compensation and an increase in other current assets of $1.0 million, mainly due to tax deposits.
     Net cash used in investing activities of $81.4 million for the six months ended June 30, 2006, resulted primarily from the purchase of two technology companies for $96.7 million, offset by the net maturities of $20.2 million of available for sale investments. Net cash used in investing activities of $18.6 million for the six months ended June 30, 2005 resulted primarily from net purchases of available for sale investments of $14.3 million and from the purchases of property, plant and equipment of $4.9 million primarily for investment in manufacturing equipment and for the consolidation of our IT infrastructure.
     Net cash provided by financing activities of $24.5 million for the six months ended June 30, 2006, consisted primarily of $16.6 million in proceeds from the exercise of stock options and purchases under our employee stock purchase plan and $6.1 million in net proceeds from short-term borrowings. Net cash provided by financing activities of $2.2 million for the six months ended June 30, 2005 consisted primarily of $2.2 million in proceeds from the exercise of stock options and purchases under our employee stock purchase plan.
     We believe that our working capital, together with the cash anticipated to be generated from operations, will be sufficient to satisfy our estimated working capital and planned capital expenditure requirements through at least the next 12 months.
     To the extent permitted by Massachusetts law, our Restated Articles of Organization, as amended, require us to indemnify any of our current or former officers or directors or any person who has served or is serving in any capacity with respect to any of our employee benefit plans. Because no claim for indemnification has been pursued by any person covered by the relevant provisions of our Restated Articles of Organization, we believe that the estimated exposure for these indemnification obligations is currently minimal. Accordingly, we have no liabilities recorded for these requirements as of June 30, 2006.
     We also enter into agreements in the ordinary course of business which include indemnification provisions. Pursuant to these agreements, we indemnify, hold harmless and agree to reimburse the indemnified party, generally our customers, for losses suffered or incurred by the indemnified party in connection with any patent, any other intellectual property infringement claim, and, in some instances, other claims, by any third party with respect to our products. The term of these indemnification obligations is generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is, in some instances, unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these obligations as of June 30, 2006.
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
Recently Issued Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes taken or expected to be taken in tax returns that effect amounts reported in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 establishes a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. FIN 48 also provides guidance concerning derecognition, measurement, classification, interest and penalties and disclosure of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48.
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 provides guidance on the accounting for, and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of this statement are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. We adopted the provisions of SFAS 154 in the first quarter of 2006 and it did not have a material impact on our financial position or results of operations.
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
     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Information concerning market risk is contained in the Section entitled “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006. There were no material changes in our exposure to market risk from December 31, 2005.
     ITEM 4. CONTROLS AND PROCEDURES.
a)	Effectiveness of disclosure controls and procedures.
     MKS’ management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, MKS’ disclosure controls and procedures were effective at the reasonable assurance level.
b)	Changes in internal control over financial reporting.
     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II.       OTHER INFORMATION
     ITEM 1. LEGAL PROCEEDINGS.
     On November 3, 1999, On-Line Technologies, Inc. (“On-Line”), which we acquired in 2001, brought suit in federal district court in Connecticut against Perkin-Elmer, Inc. and certain other defendants (“Perkin-Elmer”) for infringement of On-Line’s patent related to its FTIR spectrometer product and related claims. The suit sought injunctive relief and damages for infringement. Perkin-Elmer filed a counterclaim seeking invalidity of the patent, costs and attorneys’ fees, and in June 2002, filed a motion for summary judgment. In April 2003, the court granted the motion and dismissed the case. We appealed this decision to the federal circuit court of appeals, which, on October 13, 2004, reversed the lower court’s dismissal of certain claims in the case. Accordingly, the case has been remanded to the United States District Court in Connecticut for further proceedings on the merits of the remaining claims. On March 11, 2005, Perkin-Elmer submitted to the court a stipulation agreeing that they have infringed a specified claim of On-Line’s patent. Perkin-Elmer also filed a motion for summary judgment that such patent claim is invalid, but that motion was denied on March 23, 2006. Perkin-Elmer then filed a motion for reconsideration of that decision, which motion is currently pending. The case is currently scheduled for trial beginning on October 16, 2006.
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
     We estimate that approximately 73% of our net sales for the six months ended June 30, 2006 and 71% and 74%, of our net sales for the years ended December 31, 2005 and 2004, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers, and we expect that sales to such customers will continue to account for a substantial majority of our sales. Our business depends upon the capital expenditures of semiconductor device manufacturers, which in turn depend upon the demand for semiconductors. Periodic reductions in demand for the products manufactured by semiconductor capital equipment manufacturers and semiconductor device manufacturers may adversely affect our business, financial condition and results of operations.
     Historically, the semiconductor market has been highly cyclical and has experienced periods of overcapacity, resulting in significantly reduced demand for capital equipment. For example, in 2001 through the first half of 2003, we experienced a significant reduction in demand from OEM customers, and lower gross margins due to reduced absorption of manufacturing overhead. In addition, many semiconductor manufacturers have operations and customers in Asia, a region that in past years has experienced serious economic problems including currency devaluations, debt defaults, lack of liquidity and recessions. We cannot be certain of the timing or magnitude of future semiconductor industry downturns. A decline in the level of orders as a result of any downturn or slowdown in the semiconductor capital equipment industry could have a material adverse effect on our business, financial condition and results of operations.

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
     In addition, our quarterly operating results may be adversely affected due to charges incurred in a particular quarter, for example, relating to inventory obsolescence, warranty or asset impairments.
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
     We made several acquisitions in the years 2000 through 2002 and, more recently, two acquisitions in January 2006. As a part of our business strategy, we may enter into additional business combinations and acquisitions. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations, technology and personnel of the acquired companies, the potential disruption of our ongoing business and distraction of management, possible internal control weaknesses of the acquired companies, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses. If we are not successful in completing acquisitions that we may pursue in the future, we may be required to reevaluate our growth strategy, and we may incur substantial expenses and devote significant management time and resources in seeking to complete proposed acquisitions that will not generate benefits for us.
     In addition, with future acquisitions, we could use substantial portions of our available cash as all or a portion of the purchase price. We could also issue additional securities as consideration for these acquisitions, which could cause significant stockholder dilution. Further, our prior acquisitions and any future acquisitions may not ultimately help us achieve our strategic goals and may pose other risks to us.
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
     We have significant international sales, service, engineering and manufacturing operations in Europe, Israel and Asia, and have outsourced a portion of our manufacturing to Mexico. We may expand the level of manufacturing and certain other operations that we do offshore in order to take advantage of cost efficiencies available to us in those countries. However, we may not achieve the significant cost savings or other benefits that we anticipate from this program. These foreign operations expose us to operational and political risks that may harm our business, including:
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
     We are subject to federal, state, local and foreign regulations, including environmental regulations and regulations relating to the design and operation of our products. We must ensure that the affected products meet a variety of standards, many of which vary across the countries in which our systems are used. For example, the European Union has published directives specifically relating to power supplies. In addition, the European Union has issued directives relating to regulation of recycling and hazardous substances, which may be applicable to our products, or to which some customers may voluntarily elect to adhere to. In addition, China has adopted, and certain other Asian countries have indicated an intention to adopt, similar regulations. We must comply with any applicable regulation adopted in connection with these types of directives in order to ship affected products into countries that adopt these types of regulations. We believe we are in compliance with current applicable regulations, directives and standards and have obtained all necessary permits, approvals, and authorizations to conduct our business. However, compliance with future regulations, directives and standards, or customer demands beyond such requirements, could require us to modify or redesign certain systems, make capital expenditures or incur substantial costs. If we do not comply with current or future regulations, directives and standards:
•	we could be subject to fines;

•	our production could be suspended; or

•	we could be prohibited from offering particular systems in specified markets.
     Certain stockholders have a substantial interest in us and may be able to exert substantial influence over our actions.
     As of June 30, 2006, John R. Bertucci, our Executive Chairman, and certain members of his family, in the aggregate, beneficially owned approximately 14% of our outstanding common stock. As a result, these stockholders, acting together, may be able to exert substantial influence over our actions. Pursuant to the acquisition of the ENI Business of Emerson Electric Co. (“Emerson”), we issued approximately 12,000,000 shares of common stock to Emerson and its wholly owned subsidiary, Astec America, Inc. Emerson owned approximately 13% of our outstanding common stock as of June 30, 2006, and a representative of Emerson is a member of our board of directors. Accordingly, Emerson may be able to exert substantial influence over our actions.

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
     For example, Statement on Financial Accounting Standards No. 123R “Share-Based Payment,” which requires us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements, was adopted in the first quarter of 2006, and had a material adverse impact on our consolidated financial statements as reported under generally accepted accounting principles in the United States for the first quarter of 2006 and will adversely impact our consolidated financial statements for fiscal 2006.
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     At our Annual Meeting of Shareholders on May 8, 2006, the following proposals were voted upon as further specified below:
1.	Election of Class I Directors:

	Votes For	Votes Withheld
Leo Berlinghieri	51,935,482	846,223
Hans-Jochen Kahl	52,466,824	314,881
Louis P. Valente	50,210,966	2,570,739
2.	Ratification of PricewaterhouseCoopers LLP as our independent auditors:

Votes For	Votes Against	Votes Abstaining
52,667,380	104,582	9,743
     ITEM 6. EXHIBITS.

Exhibit No.	Exhibit Description
3.1(1)	Restated Articles of Organization
3.2(2)	Articles of Amendment, as filed with the Secretary of State of Massachusetts on May 18, 2001
3.3(3)	Articles of Amendment, as filed with the Secretary of State of Massachusetts on May 16, 2002
3.4(4)	Amended and Restated By-Laws
10.1	Amendment to Summary of 2006 Compensatory Arrangements with Executive Officers
10.2(5)	Second Amendment, dated July 31, 2006, to Optional Advance Demand Grid Note dated August 3, 2004
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-49738) filed with the Securities and Exchange Commission on November 13, 2000.
(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(4)	Incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 28, 1999, as amended.
(5)	Incorporated by reference to the Registrant’s Current Report on form 8-K filed with the Securities and Exchange Commission on August 3, 2006.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MKS INSTRUMENTS, INC.
August 2, 2006	By:	/s/ Ronald C. Weigner
Ronald C. Weigner
Vice President and Chief Financial Officer (Principal Financial Officer)