Form 10-Q
period 2006-09-30
MKS INSTRUMENTS INC
filed 2006-11-08
CIK 1049502

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer  ☐     Accelerated filer  ☑     Non-accelerated filer  ☐
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐     No  ☑
     Number of shares outstanding of the issuer’s common stock as of October 27, 2006: 56,449,046

MKS INSTRUMENTS, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS.
MKS INSTRUMENTS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$219,989	$220,573
Short-term investments	45,411	72,046
Trade accounts receivable, net	126,833	82,610
Inventories	132,994	98,242
Deferred income taxes	16,836	15,165
Other current assets	17,771	10,511

Total current assets	559,834	499,147
Property, plant and equipment, net	79,564	78,726
Long-term investments	3,555	857
Goodwill	322,645	255,243
Acquired intangible assets, net	47,030	27,422
Other assets	2,370	2,345

Total assets	$1,014,998	$863,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$22,036	$16,966
Current portion of long-term debt	—	1,429
Current portion of capital lease obligations	1,008	491
Accounts payable	38,995	27,955
Accrued compensation	24,282	13,583
Income taxes payable	14,560	9,564
Other accrued expenses	30,985	19,099

Total current liabilities	131,866	89,087
Long-term debt	5,000	5,238
Long-term portion of capital lease obligations	1,123	914
Deferred income taxes	8,476	2,153
Other liabilities	4,826	3,505
Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, no par value, 200,000,000 shares authorized; 56,349,566 and 54,397,267 issued and outstanding at September 30, 2006 and December 31, 2005, respectively	113	113
Additional paid-in capital	671,560	639,152
Retained earnings	184,384	116,642
Accumulated other comprehensive income	7,650	6,936

Total stockholders’ equity	863,707	762,843

Total liabilities and stockholders’ equity	$1,014,998	$863,740

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$205,494	$122,520	$582,906	$380,120
Cost of sales	114,875	74,863	332,041	231,315

Gross profit	90,619	47,657	250,865	148,805

Research and development	17,964	13,684	51,684	42,922
Selling, general and administrative	33,017	22,341	93,082	69,230
Amortization of acquired intangible assets	4,016	3,382	13,356	10,765
Purchase of in-process technology	—	—	800	—
Restructuring charges	—	(278)	—	176

Income from operations	35,622	8,528	91,943	25,712
Interest expense	228	186	659	611
Interest income	2,467	1,997	6,262	4,868

Income before income taxes	37,861	10,339	97,546	29,969
Provision for income taxes	9,928	3,115	29,804	7,509

Net income	$27,933	$7,224	$67,742	$22,460

Net income per share:
Basic	$0.50	$0.13	$1.23	$0.42

Diluted	$0.50	$0.13	$1.21	$0.41

Weighted average common shares outstanding:
Basic	55,668	54,146	55,222	54,000

Diluted	56,105	54,743	55,760	54,529

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$67,742	$22,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,688	19,792
Stock-based compensation	9,857	—
Tax benefit from stock-based compensation	4,225	804
Excess tax benefit from stock-based compensation	(4,171)	—
Deferred taxes	(1,451)	(1,234)
Other	392	261
Changes in operating assets and liabilities, net of the effect of businesses acquired:
Trade accounts receivable	(37,118)	2,857
Inventories	(30,136)	(896)
Other current assets	(4,564)	(3,014)
Accrued expenses and other current liabilities	19,114	221
Accounts payable	5,817	(1,666)
Income taxes payable	1,379	723

Net cash provided by operating activities	54,774	40,308

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(96,672)	—
Purchases of short-term and long-term available for sale investments	(68,562)	(181,868)
Maturities and sales of short-term and long-term available for sale investments	92,546	171,394
Purchases of property, plant and equipment	(7,077)	(7,603)
Other	(432)	846

Net cash used in investing activities	(80,197)	(17,231)

Cash flows from financing activities:
Proceeds from short-term borrowings	67,334	61,247
Payments on short-term borrowings	(62,155)	(62,175)
Principal payments on long-term debt and capital lease obligations	(2,170)	(1,969)
Proceeds from exercise of stock options and employee stock purchase plan	18,660	3,970
Excess tax benefit from stock-based compensation	4,171	—

Net cash provided by financing activities	25,840	1,073

Effect of exchange rate changes on cash and cash equivalents	(1,001)	(2,550)

Increase (decrease) in cash and cash equivalents	(584)	21,600
Cash and cash equivalents at beginning of period	220,573	138,389

Cash and cash equivalents at end of period	$219,989	$159,989

Supplemental cash flow disclosure:
Income taxes paid	$26,300	$8,395

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data, or as otherwise noted)
1)	Basis of Presentation

The terms “MKS” and the “Company” refer to MKS Instruments, Inc. and its subsidiaries. The interim financial data as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 is unaudited; however, in the opinion of MKS, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the December 31, 2005 audited consolidated financial statements and notes thereto included in the MKS Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006.

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

On January 7, 2005, the Company accelerated the vesting of outstanding stock options granted to employees and officers with an exercise price of $23.00 per share or greater. As a result of this action, options to purchase approximately 1.6 million shares of the Company’s common stock became exercisable on January 7, 2005. No compensation expense was recorded related to this action as these options had no intrinsic value on January 7, 2005. For purposes of the SFAS 123 proforma calculation below, the expense related to the options that were accelerated was $16,886,000, net of tax, for the three months ended March 31, 2005 and the nine months ended September 30, 2005, respectively. The reason that the Company accelerated the vesting of the identified stock options was to reduce the Company’s compensation expense in periods subsequent to the adoption of SFAS 123R, “Share-Based Payment” (“SFAS 123R”).

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

MKS INSTRUMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data, or as otherwise noted)
The Company recognized the full impact of its share-based payment plans in the consolidated statements of operations for the three and nine months ended September 30, 2006 under SFAS 123R and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. The following table reflects the effect of recording stock-based compensation for the three and nine months ended September 30, 2006 in accordance with SFAS 123R:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2006
Stock-based compensation expense by type of award:
Employee stock options	$2,686	$6,653
Restricted stock	1,019	2,696
Employee stock purchase plan	172	508

Total stock-based compensation	3,877	9,857
Tax effect on stock-based compensation	(1,389)	(3,506)

Net effect on net income	$2,488	$6,351

Effect on earnings per share:
Basic	$0.04	$0.12

Diluted	$0.04	$0.11

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
The fair values of options and employee stock purchase rights at the date of grant were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Stock option plans:
Expected life (years)	5.0	5.0	5.0	5.0
Risk-free interest rate	4.9%	4.1%	4.9%	3.9%
Expected volatility	52.0%	51.0%	51.9%	51.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Employee stock purchase rights:
Expected life (years)	0.5	0.5	0.5	0.5
Risk-free interest rate	5.1%	3.1%	4.6%	2.7%
Expected volatility	35.0%	34.0%	34.4%	34.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
Net income as reported	$7,224	$22,460
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of tax	(1,583)	(22,006)

Pro forma net income	$5,641	$454

Basic net income per share:
As reported	$0.13	$0.42

Pro forma	$0.10	$0.01

Diluted net income per share:
As reported	$0.13	$0.41

Pro forma	$0.10	$0.01

Equity Incentive Plans
The Company’s equity incentive plans (the “Plans”) are intended to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. Employees may be granted restricted stock and restricted stock units (collectively, “restricted stock”), options to purchase shares of the Company’s stock and other equity incentives under the Plans. In addition, certain of the Plans provide for the annual grant of stock options to non-employee directors and permit the grant of equity-based awards to consultants. Under the Plans, stock options generally have a vesting period of 25% after one year and 6.25% per quarter thereafter, are exercisable for a period not to exceed 10 years from the date of grant and are granted at prices equal to 100% of the fair market value of our common stock at the grant date. Generally, options granted to non-employee directors, under the Plans, vest at the earliest of (1) the next annual meeting, (2) 13 months from the date of grant, or (3) the effective date of an acquisition. Restricted stock awards generally vest three years from the date of grant. At September 30, 2006, there were 6,161,818 shares authorized for issuance and 4,975,768 shares available for future grants of the Company’s common stock under the Plans.
The Company also has two Employee Stock Purchase Plans (“ESPPs”) for United States and international employees, respectively, which enable the Company’s employees to purchase MKS common stock. As of September 30, 2006, there were 1,500,000 shares authorized for issuance and 664,013 shares reserved for future issuance under the ESPPs.
Stock Option and Restricted Stock Activity

	Options Outstanding		Restricted Stock
				Weighted Average
	Number of	Weighted Average	Number of	Grant Date
	Shares	Exercise Price	Shares	Fair Value
Outstanding options/non-vested restricted stock at December 31, 2004	10,023,717	$20.25	—	—
Granted	316,500	$16.93	—	—
Exercised options/vested restricted stock	(382,211)	$10.70	—	—
Forfeited or expired	(498,735)	$23.34	—	—

Outstanding options/non-vested restricted stock at December 31, 2005	9,459,271	$20.36	—	—
Granted	102,000	$22.94	715,590	$22.04
Exercised options/vested restricted stock	(1,313,200)	$13.38	(833)	$22.43
Forfeited or expired	(253,706)	$24.10	(19,540)	$22.35

Outstanding options/non-vested restricted stock at September 30, 2006	7,994,365	$21.42	695,217	$22.03

MKS INSTRUMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data, or as otherwise noted)
The fair value of stock options and restricted stock awards that vested during the nine months ended September 30, 2006 and 2005 was approximately $6,170,000 and $7,763,000, respectively. As of September 30, 2006, the unrecognized compensation cost related to non-vested stock options and the unrecognized compensation cost related to restricted stock was approximately $9,331,000 and $12,188,000, respectively, and will be recognized over an estimated weighted average amortization period of 1.8 years and 2.4 years, respectively.

The following table summarizes information with respect to options outstanding and exercisable under the Plans at September 30, 2006:

	Options Outstanding				Options Exercisable
			Weighted
			Average
		Weighted	Remaining	Aggregate		Weighted	Aggregate
		Average	Contractual	Intrinsic		Average	Intrinsic
	Number of	Exercise	Life (In	Value (in	Number of	Exercise	Value (in
	Shares	Price	Years)	thousands)	Shares	Price	thousands)
$ 4.43 - $ 8.92	233,091	$6.37	1.7	$3,249	233,091	$6.37	$3,249
$10.86 - $19.00	3,256,848	$15.88	6.5	14,413	2,272,925	$16.18	9,377
$19.18 - $29.50	3,635,196	$24.78	5.7	51	3,523,413	$24.83	40
$29.93 - $61.50	869,230	$32.16	5.2	—	869,230	$32.16	—

$ 4.43 - $61.50	7,994,365	$21.42	5.9	$17,713	6,898,659	$22.28	$12,666

The weighted average remaining contractual life of options exercisable was 5.5 years at September 30, 2006.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $20.31 as of September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2006 was 2,651,196.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2006 and September 30, 2005, as determined under SFAS 123R and SFAS 123, was $12.00 and $8.09 per share, respectively. The total intrinsic value of options exercised during the nine month period ended September 30, 2006 and September 30, 2005 was approximately $12,148,000 and $2,113,000, respectively.

The total cash received from employees as a result of employee stock option exercises during the nine months ended September 30, 2006 and September 30, 2005 was approximately $17,567,000 and $2,911,000, respectively. In connection with these exercises, the net tax benefits realized by the Company for the nine months ended September 30, 2006 and September 30, 2005 was approximately $4,225,000 and $805,000, respectively.

The Company settles employee stock option exercises with newly issued common shares.

3)	Acquisitions

On January 3, 2006, the Company completed its acquisition of Ion Systems, Inc. (“Ion”), a leading provider of electrostatic management solutions located in Alameda, California, pursuant to an Agreement and Plan of Merger dated November 25, 2005. Ion’s ionization technology monitors electrostatic charge to reduce process contamination and improve yields, which complements the Company’s process monitoring and control technologies. The aggregate purchase price consisted of $68,073,000 in cash, net of $5,056,000 in cash acquired, and $807,000 in acquisition related costs.

MKS INSTRUMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data, or as otherwise noted)
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition. The purchase price allocation is preliminary, pending the final determination of fair values of intangible assets and certain assumed assets and liabilities:

Current assets	$16,191
Intangible assets	26,100
Other assets	3,322
Goodwill	44,964

Total assets acquired	90,577

Current liabilities	(7,243)
Deferred tax liability	(9,398)

Total liabilities assumed	(16,641)

Total purchase price including acquisition costs	$73,936

The goodwill and other intangible assets associated with the acquisition are not deductible for tax purposes. Of the $26,100,000 of acquired intangible assets, the following table reflects the allocation of the acquired intangible assets and related estimates of useful lives:

Customer relationships	$12,500	8-year useful life
Completed technology	9,900	6-year useful life
Tradenames	2,300	8-year useful life
Order backlog	1,000	3 months
In-process research and development	400

	$26,100

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

MKS INSTRUMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data, or as otherwise noted)
The goodwill and other intangible assets associated with the acquisition are not deductible for tax purposes. Of the $7,650,000 of acquired intangible assets, the following table reflects the allocation of the acquired intangible assets and related estimates of useful lives:

Customer relationships	$2,300	8-year useful life
Completed technology	4,150	4-6-year useful life
Tradenames	800	8-year useful life
In-process research and development	400

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

The results of these acquisitions were included in the Company’s consolidated operations beginning in January 2006. The pro forma consolidated statements reflecting the operating results of Ion and Umetrics, had they been acquired as of January 1, 2005, would not differ materially from the operating results of the Company as reported for the three and nine months ended September 30, 2005.

4)	Goodwill and Intangible Assets

Intangible Assets

Acquired amortizable intangible assets consisted of the following as of September 30, 2006:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Completed technology	$86,994	$(60,627)	$26,367
Customer relationships	20,932	(6,478)	14,454
Patents, trademarks, tradenames and other	16,494	(10,285)	6,209

	$124,420	$(77,390)	$47,030

Acquired amortizable intangible assets consisted of the following as of December 31, 2005:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Completed technology	$72,421	$(51,520)	$20,901
Customer relationships	6,640	(4,481)	2,159
Patents, trademarks, tradenames and other	12,395	(8,033)	4,362

	$91,456	$(64,034)	$27,422

MKS INSTRUMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data, or as otherwise noted)
Aggregate amortization expense related to acquired intangibles for the three and nine months ended September 30, 2006 was $4,016,000 and $13,356,000, respectively. Aggregate amortization expense related to acquired intangibles for the three and nine months ended September 30, 2005 was $3,382,000 and $10,765,000, respectively. Estimated amortization expense related to acquired intangibles for the remainder of 2006 and in total for the year is $4,016,000 and $17,372,000, respectively. Estimated amortization expense for 2007 and for each of the three succeeding fiscal years is as follows:

Year	Amount
2007	$15,713
2008	7,955
2009	5,788
2010	4,695
Goodwill

The changes in the carrying amount of goodwill during the nine months ended September 30, 2006 were as follows:

Balance at December 31, 2005	$255,243
Goodwill acquired during 2006	67,324
Foreign currency translation	78

$322,645

The change in the carrying amount of goodwill during the nine months ended September 30, 2005 was not material.

5)	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator
Net income	$27,933	$7,224	$67,742	$22,460

Denominator
Shares used in net income per common share – basic	55,668	54,146	55,222	54,000
Effect of dilutive securities:
Stock options, restricted stock and employee stock purchase plan	437	597	538	529

Shares used in net income per common share – diluted	56,105	54,743	55,760	54,529

Net income per common share
Basic	$0.50	$0.13	$1.23	$0.42

Diluted	$0.50	$0.13	$1.21	$0.41

For purposes of computing diluted net income per common share, 4,937,000 and 4,809,000 outstanding options and non-vested restricted stock for the three and nine months ended September 30, 2006, respectively, and 4,856,000 and 6,378,000 outstanding options and non-vested restricted stock for the three and nine months ended September 30, 2005, respectively, were excluded from the calculation, as their inclusion would be anti-dilutive. There were options to purchase approximately 7,994,000 and 9,568,000 shares of the Company’s common stock outstanding as of September 30, 2006 and 2005, respectively.

MKS INSTRUMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data, or as otherwise noted)
6)	Inventories

Inventories consist of the following:

	September 30,	December 31,
	2006	2005
Raw material	$73,563	$48,235
Work in process	22,551	18,283
Finished goods	36,880	31,724

	$132,994	$98,242

7)	Stockholders’ Equity

Comprehensive Income

Components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$27,933	$7,224	$67,742	$22,460
Other comprehensive income (loss):
Changes in value of financial instruments designated as cash flow hedges (net of taxes of $305 and $54 for the three months ended September 30, respectively, and net of taxes of $34 and $1,020 for the nine months ended September 30, respectively)	509	89	57	1,702
Foreign currency translation adjustment	(1,290)	(878)	540	(6,207)
Unrealized gain (loss) on investments (net of taxes of $36 and $15 for the three months ended September 30, respectively, and net of tax of $70 and net of tax benefit of $7 for the nine months ended September 30, respectively)	60	26	117	(13)

Other comprehensive income (loss)	(721)	(763)	714	(4,518)

Total comprehensive income	$27,212	$6,461	$68,456	$17,942

8)	Income Taxes

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

At September 30, 2006, the Company continued to maintain a valuation allowance for certain state tax credits for which it is more likely than not that they will not be realized.

The Company’s effective tax rate for the three and nine months ended September 30, 2006 was 26.2% and 30.6%, respectively. The effective tax rate is less than the statutory tax rate primarily due to a net benefit of $1,565,000 attributable to certain discrete tax matters related to our international operations, as described below, and the profits of the Company’s international subsidiaries being taxed at rates lower than the U.S. statutory tax rate.

MKS INSTRUMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data, or as otherwise noted)
Through September 30, 2006, the Company had not provided deferred income taxes on the undistributed earnings of its foreign subsidiaries because such earnings were intended to be permanently reinvested outside the U.S. Determination of the potential deferred income tax liability on these undistributed earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs. At September 30, 2006, the Company had $131,951,000 of undistributed earnings in its foreign subsidiaries.

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

In the normal course of business, the Company and its subsidiaries are examined by various tax authorities, including the Internal Revenue Service (“IRS”). Any such examination could result in an unfavorable settlement of any particular issue and may require the use of cash. Unfavorable or favorable resolution of any such examination could result in an increase or a reduction, respectively, to our effective tax rate in the quarter of resolution. Although the Company believes that its tax positions are consistent with applicable U.S. federal and state and international laws, certain tax reserves are maintained at September 30, 2006 should these positions be challenged by the applicable tax authority and additional tax assessed on audit.

During the quarter ended September 30, 2006, the Company received a notification letter from the Israeli Ministry of Industry Trade and Labor (“MITL”) indicating that the Company’s Israeli operations were in compliance with requirements relating to the tax holiday granted to the Company’s manufacturing operations in Israel in 2001. This tax holiday is anticipated to expire in 2011 and is subject to meeting continued investment, employment and other requirements under the guidelines of the MITL. Additionally, the Company recorded the impact of both a change in German tax rules allowing interest deductions on certain loans and an adjustment relating to transfer pricing. As a result of these items the Company recorded a net benefit to income tax expense of $1,565,000.

During the second quarter of 2005, the IRS completed its examination of the Company’s tax returns for the tax years 1999 through 2002. As a result of this examination, during the three months ended June 30, 2005, the Company recorded a benefit to income tax expense of $1,901,000 and a $576,000 reduction of goodwill related to a previous acquisition.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Geographic net sales
United States	$133,214	$78,063	$391,723	$237,206
Japan	23,640	19,969	69,745	62,165
Europe	18,972	12,171	50,843	40,077
Asia	29,668	12,317	70,595	40,672

	$205,494	$122,520	$582,906	$380,120

MKS INSTRUMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data, or as otherwise noted)

	September 30,	December 31,
	2006	2005
Long-lived assets:
United States	$69,083	$66,588
Japan	5,348	5,679
Europe	4,067	4,311
Asia	3,436	4,493

	$81,934	$81,071

The Company groups its products into three product groups. Net sales for these product groups are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Instruments and Control Systems	$98,637	$57,732	$276,861	$177,021
Power and Reactive Gas Products	85,239	50,459	245,468	158,094
Vacuum Products	21,618	14,329	60,577	45,005

	$205,494	$122,520	$582,906	$380,120

The Company had one customer comprising 21% of net sales for the three and nine months ended September 30, 2006, respectively. The Company had one customer comprising 17% and 16%, respectively, and one customer comprising 11% and 10%, respectively, of net sales for the three and nine months ended September 30, 2005.

10)	Commitments and Contingencies

On November 3, 1999, On-Line Technologies Inc. (“On-Line”), which was acquired by MKS in 2001, brought suit in federal district court in Connecticut against Perkin-Elmer Corp. (“Perkin-Elmer”) and certain other defendants for infringement of On-Line’s U.S. Patent No. 5,440,143 (the “143 patent”). The suit sought injunctive relief and damages for infringement. Perkin-Elmer filed a counterclaim seeking invalidity of the patent, costs and attorneys’ fees, and in June 2002, moved for summary judgment. In April 2003, the court granted the motion and dismissed the case. MKS appealed this decision to the Federal Circuit Court of Appeals, which, on October 13, 2004, reversed the lower court’s dismissal of MKS’ claim for patent infringement, and the case was remanded to the district court. On March 11, 2005, Perkin-Elmer stipulated that they do infringe a specified claim of the 143 patent. Perkin-Elmer filed a motion for summary judgment seeking to invalidate such claim, which motion was denied on March 23, 2006. The court established an October 2006 trial date. Perkin-Elmer then moved for the Court to reconsider its decision and requested a stay of the trial. On September 15, 2006, the Court reversed itself, granting Perkin-Elmer’s motion for reconsideration, and holding the specified claim invalid. Following a September 26, 2006 status conference, the court denied the defendants’ request to stay the trial of MKS’ remaining claims. The court continued the trial date and requested summary judgment briefing on the remaining claims following a court ordered 30-day delay for the parties to attempt to settle the case. On September 29, 2006, MKS filed a motion for reconsideration of the court’s September 15, 2006 decision. That motion is currently pending.

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

Product warranty activities for the nine months ended September 30 were as follows:

	2006	2005
Balance at the beginning of the year	$7,766	$7,601
Fair value of warranty liabilities acquired during the period	612	—
Provisions for product warranties during the period	10,662	5,139
Direct charges to the warranty liability during the period	(7,511)	(6,153)

Balance at September 30	$11,529	$6,587

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The Company does not expect the adoption of SAB 108 to have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal year beginning after November 15, 2007, with early adoption permitted. The Company is in the process of evaluating any potential impact of SFAS 157.

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
     We are managed as one operating segment which is organized around three product groups: Instruments and Control Systems, Power and Reactive Gas Products, and Vacuum Products. Our products are derived from our core competencies in pressure measurement and control, materials delivery, gas and thin-film composition analysis, electrostatic charge control, control and information management, power and reactive gas generation and vacuum technology. Our products are used to manufacture semiconductors and thin film coatings for diverse markets such as flat panel displays, optical and magnetic storage media, architectural glass, solar panels and electro-optical products. We also provide technologies for other markets, including the medical imaging equipment market.
     Our customers include semiconductor capital equipment manufacturers, semiconductor device manufacturers, capital equipment manufacturers of thin-film coatings used in flat panel displays, optical and magnetic data storage media, architectural glass, solar panels and electro-optical products, industrial and manufacturing companies, medical equipment manufacturers and university, government and industrial research laboratories. For the nine months ended September 30, 2006 and the full year ended December 31, 2005, we estimate that approximately 72% and 71% of our net sales, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers. We expect that sales to the semiconductor capital equipment manufacturers and semiconductor device manufacturers will continue to account for a substantial majority of our sales.
     During the fourth quarter of 2005 and continuing through the third quarter of 2006, we experienced significant increases in customer orders, which caused our sales for the first three quarters of 2006 to increase significantly from 2005 quarterly levels. We currently expect that our fourth quarter 2006 net sales could be slightly lower than our third quarter 2006 net sales. However, the semiconductor capital equipment industry is subject to rapid demand shifts, which are difficult to predict, and we are uncertain how long these sales levels may be maintained or the timing or extent of any future downturn or upturn in the semiconductor capital equipment industry.
     A portion of our sales is to operations in international markets. For the nine months ended September 30, 2006 and full year ended December 31, 2005, international sales accounted for approximately 33% and 37% of net sales, respectively.
     On January 3, 2006, we completed our acquisition of Ion Systems, Inc. (“Ion”), a leading provider of electrostatic management solutions located in Alameda, California, pursuant to an Agreement and Plan of Merger dated November 25, 2005. Ion’s ionization technology monitors electrostatic charges to reduce process contamination and improve yields, which complements our process monitoring and control technologies. The aggregate purchase price consisted of $68.1 million in cash, net of $5.0 million in cash acquired, and $0.8 million in acquisition related costs.
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
Stock-Based Compensation Expense
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method we recognize compensation expense for all equity-based awards granted after January 1, 2006 as well as awards granted prior to but not yet vested as of January 1, 2006, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. The adoption of this standard reduced our net income by $2.5 million and $6.4 million, respectively, for the three and nine months ended September 30, 2006. Prior to SFAS 123R adoption, we accounted for share-based payments under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and accordingly, generally recognized compensation expense only when we granted options with a discounted exercise price.
     Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management determined that blended volatility, a combination of historical and implied volatility, is more reflective of market conditions and a better indicator of expected volatility than historical or implied volatility. Therefore, expected volatility for the three and nine months ended September 30, 2006 was based on a blended volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 2 to the consolidated financial statements for a further discussion on stock-based compensation.
Results of Operations
     The following table sets forth for the periods indicated the percentage of total net sales of certain line items included in MKS’ consolidated statements of operations data.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.9	61.1	57.0	60.9

Gross profit	44.1	38.9	43.0	39.1
Research and development	8.7	11.2	8.9	11.3
Selling, general and administrative	16.1	18.2	16.0	18.2
Amortization of acquired intangible assets	2.0	2.8	2.3	2.8
Purchase of in-process technology	—	—	0.1	—
Restructuring, asset impairment and other charges	—	(0.2)	—	—

Income from operations	17.3	6.9	15.7	6.8
Interest income, net	1.1	1.5	1.0	1.1

Income before income taxes	18.4	8.4	16.7	7.9
Provision for income taxes	4.8	2.5	5.1	2.0

Net income	13.6%	5.9%	11.6%	5.9%

Net Sales (dollars in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
Net sales	$205.5	$122.5	67.7%	$582.9	$380.1	53.3%
     Net sales increased $83.0 million during the three month period ended September 30, 2006 mainly due to an increase in worldwide demand from our semiconductor capital equipment manufacturer and semiconductor device manufacturer customers, which increased $58.8 million or 70.0% compared to the same period for the prior year. During the first quarter of 2006, we acquired Ion and Umetrics. These acquisitions increased our net sales by approximately $10.3 million for the three month period ended September 30, 2006 compared to the same period in the prior year. International net sales were $72.3 million for the three months ended September 30, 2006 or 35.2% of net sales compared to $44.5 million for the same period of 2005 or 36.3% of net sales.
     Net sales increased $202.8 million during the nine month period ended September 30, 2006 mainly due to an increase in worldwide demand from our semiconductor capital equipment manufacturer and semiconductor device manufacturer customers, which increased $150.0 million or 56.2% compared to the same period for the prior year. During the first quarter of 2006, we acquired Ion and Umetrics. These acquisitions increased our net sales by approximately $31.9 million for the nine month period ended September 30, 2006 compared to the same period in the prior year. International net sales were $191.2 million for the nine months ended September 30, 2006 or 32.8% of net sales compared to $142.9 million for the same period of 2005 or 37.6% of net sales.
Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2006	2005	Points Change	2006	2005	Points Change
Gross profit as percentage of net sales	44.1%	38.9%	5.2	43.0%	39.1%	3.9
     Gross profit increased during the three months ended September 30, 2006 mainly due to higher production volumes which reduced overhead costs as a percentage of sales by 4.1 percentage points. In addition, the positive impact of gross profit margins from our two acquisitions in 2006, favorable product mix and other reduced manufacturing costs increased our overall margin by approximately 1.3 percentage points during the three months ended September 30, 2006.
     Gross profit increased during the nine months ended September 30, 2006 mainly due to higher production volumes which reduced overhead costs as a percentage of sales by 3.5 percentage points. In addition, the positive impact of gross profit margins from our two acquisitions in 2006, favorable product mix and other reduced manufacturing costs increased our overall margin by approximately 0.9 percentage points, offset by increased warranty costs of 0.5 percentage points during the nine months ended September 30, 2006.
Research and Development (dollars in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
Research and development expenses	$18.0	$13.7	31.3%	$51.7	$42.9	20.4%
     Research and development expense increased $4.3 million during the three months ended September 30, 2006 mainly due to expenses of $1.2 million from the two companies acquired in the first quarter of 2006, $1.3 million in increased compensation, resulting from increased incentive compensation, headcount and salaries and $1.0 million in stock-based compensation expenses recorded during the current quarter.
     Research and development expense increased $8.8 million during the nine months ended September 30, 2006 mainly due to expenses of $3.8 million from the two companies acquired in the first quarter of 2006, $3.7 million in increased compensation, resulting from increased incentive compensation, headcount and salaries, and $2.5 million in stock-based compensation expenses recorded during the current year, offset by a $1.4 million decrease in project material and consulting costs.
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
Selling, General and Administrative (dollars in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
Selling, general and administrative expenses	$33.0	$22.3	47.8%	$93.1	$69.2	34.5%
     Selling, general and administrative expenses increased $10.7 million during the three months ended September 30, 2006 primarily due to expenses of $3.7 million from the two companies acquired in the first quarter of 2006, $3.0 million in increased compensation, resulting from increased incentive compensation, headcount and salaries and $2.3 million in stock-based compensation expenses recorded during the current quarter.
     Selling, general and administrative expenses increased $23.9 million during the nine months ended September 30, 2006 primarily due to expenses of $11.8 million from the two companies acquired in the first quarter of 2006, $8.6 million in increased compensation, resulting from increased incentive compensation, headcount and salaries and $5.7 million in stock-based compensation expenses recorded during the current year, offset by $3.7 million in foreign currency exchange gains.
Amortization of Acquired Intangible Assets (dollars in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
Amortization of acquired intangible assets	$4.0	$3.4	18.7%	$13.4	$10.8	24.1%
     Amortization expense for the three months ended September 30, 2006 increased $0.6 million due to the amortization related to $32.6 million in acquired intangible assets from the acquisitions of the two companies in the first quarter of 2006.
     Amortization expense for the nine months ended September 30, 2006 increased $2.6 million due to the amortization related to $32.6 million in acquired intangible assets from the acquisitions of the two companies in the first quarter of 2006, which included a $1.0 million order backlog intangible asset, which was amortized over 3 months during the first quarter of 2006.
Purchase of In-Process Technology (dollars in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
Purchase of in-process technology	—	—	—	$0.8	—	—
          In-process research and development of $0.8 million for the nine months ended September 30, 2006 arose from the acquisitions of Ion and Umetrics, which we made during the first quarter of 2006. The purchase price of these acquisitions was allocated to the assets acquired, including intangible assets, based on estimated fair values. The intangible assets included approximately $0.8 million for acquired in-process technology for projects, generally expected to have durations of 12 months, which did not have alternative future uses. Accordingly, these costs were expensed during the first quarter of 2006.
Restructuring Charges (dollars in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change

Restructuring charges	—	$(0.3)	—	—	$0.2	—
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
Interest Income, Net (dollars in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change

Interest income, net	$2.2	$1.8	23.6%	$5.6	$4.3	31.6%
     Interest income increased $0.4 million and $1.3 million during the three and nine months ended September 30, 2006, respectively, mainly related to higher interest rates in 2006.
Provision for Income Taxes (dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Provision for income taxes	$9.9	$3.1	$29.8	$7.5
     Our effective tax rate for the three and nine month periods ended September 30, 2006 was 26.2% and 30.6%, respectively. The effective tax rate is less than the statutory tax rate primarily due to a net benefit of $1.6 million attributable to certain discrete tax matters related to our international operations, as described below, and the profits of our international subsidiaries being taxed at rates lower than the U.S. statutory tax rate.
     Our effective tax rate for the three and nine month periods ended September 30, 2005 was 30.0% and 25.0%, respectively. The effective tax rate is less than the statutory tax rate primarily due to a tax benefit recorded as the result of the completion of the Internal Revenue Service (“IRS”) examination (see below), the benefit from U.S. research and development credits and the profits of our international subsidiaries being taxed at rates lower than the U.S. statutory tax rate.
     In the normal course of business, the Company and our subsidiaries are examined by various tax authorities, including the IRS. Any such examination could result in an unfavorable settlement of any particular issue and may require the use of cash. Unfavorable or favorable resolution of any such examination could result in an increase or a reduction, respectively, to our effective tax rate in the quarter of resolution. Although the Company believes that its tax positions are consistent with applicable U.S. federal and state and international laws, certain tax reserves are maintained at September 30, 2006 should these positions be challenged by the applicable tax authority and additional tax assessed on audit.
     During the quarter ended September 30, 2006, we received a notification letter from the Israeli Ministry of Industry Trade and Labor (“MITL”) indicating that our Israeli operations were in compliance with requirements relating to the tax holiday granted to our manufacturing operations in Israel in 2001. This tax holiday is anticipated to expire in 2011 and is subject to meeting continued investment, employment and other requirements under the guidelines of the MITL. Additionally, we recorded the impact of both a change in German tax rules allowing interest deductions on certain loans and an adjustment relating to transfer pricing. As a result of these items we recorded a net benefit to income tax expense of $1.6 million.
     During the quarter ended June 30, 2005, the IRS completed its examination of our tax returns for the tax years 1999 through 2002. As a result of this examination, during the quarter ended June 30, 2005, we recorded a benefit to income tax expense of $1.9 million and a $0.6 million reduction of goodwill related to a previous acquisition.

     The U.S. Research and Development Tax Credit expired at the end of 2005 and, as a result, we have not taken any benefit for this credit in the three and nine month periods ending September 30, 2006. If Congress enacts legislation to reinstate this tax credit, any impact would be recorded in future quarters.
     At September 30, 2006, we continued to maintain a valuation allowance for certain state tax credits for which it was more likely than not that the credits will not be realized.
Liquidity and Capital Resources
     Cash, cash equivalents and short-term investments totaled $265.4 million at September 30, 2006 compared to $292.6 million at December 31, 2005. The primary source of funds for the first nine months of fiscal 2006 was cash provided by operating activities of $54.8 million. Additionally, we purchased two technology companies during the first quarter of 2006 for $96.7 million, net of cash acquired.
     Net cash provided by operating activities of $54.8 million for the nine months ended September 30, 2006, resulted mainly from net income of $67.7 million, a $26.3 million increase in operating liabilities and non-cash charges of $23.7 million for depreciation and amortization and $9.9 million for stock-based compensation, offset by an increase in net operating assets of $71.8 million. The net increase in operating liabilities is mainly caused by an increase of $19.1 million in accrued expenses and other current liabilities, primarily as a result of higher accrued compensation and warranty costs and an increase of $5.8 million in accounts payable, primarily as a result of inventory procurement activities. The $71.8 million increase in operating assets consisted primarily of a $37.1 million increase in accounts receivable as a result of higher revenue and a $30.1 million increase in inventory as a result of increased product demand. Net cash provided by operating activities of $40.3 million for the nine months ended September 30, 2005, resulted mainly from net income of $22.5 million and non-cash charges of $19.8 million for depreciation and amortization offset by an increase in operating assets of $1.1 million and a decrease in operating liabilities of $0.7 million. The increase in operating assets is mainly caused by a $3.0 million increase in other currents assets primarily due to tax deposits and a $0.9 million increase in inventories, partially offset by a $2.9 million decrease in accounts receivable as a result of lower revenues. The decrease in operating liabilities is primarily the result of a $1.7 million decrease in accounts payable, partially offset by a $0.7 million increase in taxes payable.
     Net cash used in investing activities of $80.2 million for the nine months ended September 30, 2006, resulted primarily from the purchase of two technology companies for $96.7 million, offset by the net maturities of $24.0 million of available for sale investments. Net cash used in investing activities of $17.2 million for the nine months ended September 30, 2005 resulted primarily from net purchases of available for sale investments of $10.5 million and from the purchases of property, plant and equipment of $7.6 million primarily for investment in manufacturing equipment and for the consolidation of our IT infrastructure.
     Net cash provided by financing activities of $25.8 million for the nine months ended September 30, 2006, consisted primarily of $18.7 million in proceeds from the exercise of stock options and purchases under our employee stock purchase plan and $5.2 million in net proceeds from short-term borrowings. Net cash provided by financing activities of $1.1 million for the nine months ended September 30, 2005 consisted primarily of $4.0 million in proceeds from the exercise of stock options and purchases under our employee stock purchase plan, partially offset by $2.0 million in principal payments on long-term debt and net payments of $0.9 million on short-term borrowings.
     We believe that our working capital, together with the cash anticipated to be generated from operations, will be sufficient to satisfy our estimated working capital and planned capital expenditure requirements through at least the next 12 months.
     To the extent permitted by Massachusetts law, our Restated Articles of Organization, as amended, require us to indemnify any of our current or former officers or directors or any person who has served or is serving in any capacity with respect to any of our employee benefit plans. Because no claim for indemnification has been pursued by any person covered by the relevant provisions of our Restated Articles of Organization, we believe that the estimated exposure for these indemnification obligations is currently minimal. Accordingly, we have no liabilities recorded for these requirements as of September 30, 2006.
     We also enter into agreements in the ordinary course of business which include indemnification provisions. Pursuant to these agreements, we indemnify, hold harmless and agree to reimburse the indemnified party, generally our customers, for losses suffered or incurred by the indemnified party in connection with any patent, any other intellectual property infringement claim, and, in some instances, other claims, by any third party with respect to our products. The term of these indemnification obligations is generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is, in some instances, unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these obligations as of September 30, 2006.
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
Recently Issued Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes taken or expected to be taken in tax returns that effect amounts reported in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 establishes a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. FIN 48 also provides guidance concerning derecognition, measurement, classification, interest and penalties and disclosure of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently analyzing the effects of FIN 48.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. We do not expect the adoption of SAB 108 to have a material impact on our financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal year beginning after November 15, 2007, with early adoption permitted. We are in the process of evaluating any potential impact of SFAS 157.
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

     MKS’ management, including the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, MKS’ disclosure controls and procedures were effective at the reasonable assurance level.
b)	Changes in internal control over financial reporting.
     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
     ITEM 1. LEGAL PROCEEDINGS.
     On November 3, 1999, On-Line Technologies Inc. (“On-Line”), which we acquired in 2001, brought suit in federal district court in Connecticut against Perkin-Elmer Corp. (“Perkin-Elmer”) and certain other defendants for infringement of On-Line’s U.S. Patent No. 5,440,143 (the “143 patent”). The suit sought injunctive relief and damages for infringement. Perkin-Elmer filed a counterclaim seeking invalidity of the patent, costs and attorneys’ fees, and in June 2002, moved for summary judgment. In April 2003, the court granted the motion and dismissed the case. We appealed this decision to the Federal Circuit Court of Appeals, which, on October 13, 2004, reversed the lower court’s dismissal of our claim for patent infringement, and the case was remanded to the district court. On March 11, 2005, Perkin-Elmer stipulated that they do infringe a specified claim of the 143 patent. Perkin-Elmer filed a motion for summary judgment seeking to invalidate such claim, which motion was denied on March 23, 2006. The court established an October 2006 trial date. Perkin-Elmer then moved for the Court to reconsider its decision and requested a stay of the trial. On September 15, 2006, the Court reversed itself, granting Perkin-Elmer’s motion for reconsideration, and holding the specified claim invalid. Following a September 26, 2006 status conference, the court denied the defendants’ request to stay the trial of our remaining claims. The court continued the trial date and requested summary judgment briefing on the remaining claims following a court ordered 30-day delay for the parties to attempt to settle the case. On September 29, 2006, we filed a motion for reconsideration of the court’s September 15, 2006 decision. That motion is currently pending.
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
     We estimate that approximately 72% of our net sales for the nine months ended September 30, 2006 and 71% and 74%, of our net sales for the years ended December 31, 2005 and 2004, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers, and we expect that sales to such customers will continue to account for a substantial majority of our sales. Our business depends upon the capital expenditures of semiconductor device manufacturers, which in turn depend upon the demand for semiconductors. Periodic reductions in demand for the products manufactured by semiconductor capital equipment manufacturers and semiconductor device manufacturers may adversely affect our business, financial condition and results of operations.

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
     We made several acquisitions in the years 2000 through 2002 and, more recently, two acquisitions during the nine months ended September 30, 2006. As a part of our business strategy, we may enter into additional business combinations and acquisitions. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations, technology and personnel of the acquired companies, the potential disruption of our ongoing business and distraction of management, possible internal control weaknesses of the acquired companies, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses. If we are not successful in completing acquisitions that we may pursue in the future, we may be required to reevaluate our growth strategy, and we may incur substantial expenses and devote significant management time and resources in seeking to complete proposed acquisitions that will not generate benefits for us.
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
     As a result of our previous acquisitions, we have added several different decentralized operating and accounting systems, resulting in a complex reporting environment. We will need to continue to modify our accounting policies, internal controls, procedures and compliance programs to provide consistency across all our operations. In order to increase efficiency and operating effectiveness and improve corporate visibility into our decentralized operations, we are currently implementing a new worldwide Enterprise Resource Planning (“ERP”) system. We completed our first site implementation in October 2005 and we expect to continue to implement the ERP system by converting our remaining operations in phases over the next few years. Although we have a plan to accomplish the ERP implementation, we may risk potential disruption of our operations during the conversion periods and the implementation could require significantly more management time and higher implementation costs than currently estimated.
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
     As of September 30, 2006, John R. Bertucci, our Executive Chairman, and certain members of his family, in the aggregate, beneficially owned approximately 13% of our outstanding common stock. As a result, these stockholders, acting together, may be able to exert substantial influence over our actions.

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
     ITEM 6. EXHIBITS.

Exhibit No.	Exhibit Description
3.1(1)	Restated Articles of Organization

3.2(2)	Articles of Amendment, as filed with the Secretary of State of Massachusetts on May 18, 2001

3.3(3)	Articles of Amendment, as filed with the Secretary of State of Massachusetts on May 16, 2002

3.4(4)	Amended and Restated By-Laws

10.1	2004 Stock Incentive Plan, as amended

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-49738) filed with the Securities and Exchange Commission on November 13, 2000.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(4)	Incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 28, 1999, as amended.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MKS INSTRUMENTS, INC.
November 7, 2006	By:	/s/ Ronald C. Weigner
Ronald C. Weigner
Vice President and Chief Financial Officer (Principal Financial Officer)