Form 10-K
period 2006-12-31
MKS INSTRUMENTS INC
filed 2007-02-28
CIK 1049502

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT
TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File number 0-23621

MKS Instruments, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts (State or other Jurisdiction of Incorporation or Organization)	04-2277512 (IRS Employer Identification No.)
90 Industrial Way, Wilmington, Massachusetts (Address of Principal Executive Offices)	01887 (Zip Code)

Registrant’s Telephone Number, including area code
(978) 284-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered

Common Stock, no par value	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

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

Large accelerated filer  ☑     Accelerated filer  ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of June 30, 2006 based on the closing price of the registrant’s Common Stock on such date as reported by the Nasdaq Global Market: $834,878,092.

Number of shares outstanding of the issuer’s Common Stock, no par value, as of February 16, 2007: 57,087,671.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for MKS’ Annual Meeting of Stockholders to be held on May 7, 2007 are incorporated by reference into Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

MKS’ management believes that this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 27E of the Securities Exchange Act. When used herein, the words “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “may,” “see,” “will,” “would” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect management’s current opinions and are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated or implied. MKS assumes no obligation to update this information. Risks and uncertainties include, but are not limited to, those discussed in the section entitled “Risk Factors.”

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

Our products are used in diverse markets, applications and processes including:

•	semiconductor devices for diverse electronics applications;

•	flat panel displays for hand-held devices, laptop computers, desktop computer monitors and television sets;

•	magnetic and optical storage media;

•	optical filters and fiber optic cables for data and telecommunications;

•	optical coatings for eyeglasses and architectural glass;

•	magnetic resonance imaging (MRI) medical equipment; and

•	energy generation and energy conservation processes.

For over 45 years, we have focused on satisfying the needs of our customers by establishing long-term, collaborative relationships. We have a diverse base of customers that includes manufacturers of semiconductor capital equipment, semiconductor devices, capital equipment manufacturers of thin-film coatings used in flat panel displays, optical and magnetic data storage equipment, architectural glass, solar panels and electro-optical products, industrial and manufacturing companies, as well as medical equipment manufacturers, and university, government and industrial research laboratories. Our top 10 customers for the year ended December 31, 2006 were Applied Materials, Hitachi, Lam Research, Novellus Systems, Oviso Manufacturing, Phillips, PSK Tech, Samsung, Tokyo Electron and Ultra Clean Technology.

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

Markets and Applications

We are focused on improving process performance and productivity by controlling advanced manufacturing processes in semiconductor, thin-film and other non-semiconductor market sectors. We estimate that approximately 70%, 71% and 74% of our net sales for the years ended December 31, 2006, 2005 and 2004, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers. Approximately 8%, 8% and 8% of our net sales in the years ended December 31, 2006, 2005 and 2004, respectively, were for thin-film processing equipment applications, including compact discs, digital video discs (DVDs) and other digital storage media; flat panel displays for computer and television screens; and thin-film coatings for architectural glass and optics. Approximately 22%, 21% and 18% of our net sales in the years ended December 31, 2006, 2005 and 2004, respectively, were for other non-semiconductor manufacturing applications. These include, but are not limited to, industrial manufacturing, magnetic resonance imaging (MRI) medical equipment, energy generation and conservation processes, and university, government and industrial research laboratories.

We estimate that approximately 34%, 37% and 34% of our net sales for the years ended December 31, 2006, 2005 and 2004, respectively, were to customers located in international markets. International sales include sales by our foreign subsidiaries, but exclude direct export sales. Please refer to Note 11 in the Notes to Consolidated Financial Statements for further information about geographical information.

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

Other Non-Semiconductor Manufacturing Applications

Our products are used in energy generation and conservation processes such as nuclear fuel processing, combustion and emissions control, solar cells and fuel cell research. Other advanced applications include chemical agent detection, medical instrument sterilization, consumable medical supply manufacturing and vacuum freeze drying of pharmaceuticals, foods and beverages. Our power delivery products are also incorporated into other end-market products such as MRI medical equipment. In addition, our products are sold to government, university and industrial laboratories for vacuum applications involving research and development in materials science, physical chemistry and electronics materials. The major equipment and process providers and research laboratories are concentrated in Europe, Japan and the United States.

Acquisitions

We completed three acquisitions in 2006. On January 3, 2006, we completed our acquisition of Ion Systems, Inc. (“Ion”), a leading provider of electrostatic management solutions located in Alameda, California. Ion’s ionization technology monitors electrostatic charges to reduce process contamination and improve yields, which complements our process monitoring and control technologies. Additionally, on January 3, 2006, we completed our acquisition of Umetrics, AB (“Umetrics”), a leader in multivariate data analysis and modeling software located in Umea, Sweden. Umetrics’ multivariate data analysis and modeling software converts process data into useable information for yield improvement, when linked with our open and modular platform of process sensors and data collection, integration, data storage, and visualization capabilities. On October 11, 2006, we completed our acquisition of Novx Corp. (“Novx”), a provider of electrostatic charge monitoring technology for semiconductor, data storage, telecommunication, medical device and other markets. Novx’s technology expands our capability to monitor, detect and control electrostatic charge in advanced process environments, such as semiconductor and hard disk drive manufacturing.

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

Sales for integrated subsystems were $206.4 million or approximately 26% of total net sales for the year ended December 31, 2006 compared to $139.2 million or approximately 27% of total net sales and to $140.2 million or 25% of total net sales for the years ended December 31, 2005 and 2004, respectively.

Customers

Our largest customers include leading semiconductor capital equipment manufacturers such as Applied Materials, Lam Research, Novellus Systems and Tokyo Electron. Sales to our top ten customers accounted for approximately 49%, 48% and 49% of net sales for the years ended December 31, 2006, 2005 and 2004, respectively. Applied Materials accounted for approximately 21%, 18% and 20% of our net sales for the years ended December 31, 2006, 2005 and 2004, respectively.

Sales, Marketing and Support

Our worldwide sales, marketing and support organization is critical to our strategy of maintaining close relationships with semiconductor capital equipment manufacturers and semiconductor device manufacturers. We sell our products primarily through our direct sales force. As of December 31, 2006, we had 208 sales employees worldwide, located in China, France, Germany, Japan, Korea, the Netherlands, Singapore, Sweden, Taiwan, the United Kingdom and the United States. We also maintain sales representatives and agents in a number of countries, which supplement this direct sales force. We maintain a marketing staff that identifies customer requirements, assists in product planning and specifications, and focuses on future trends in semiconductor and other markets.

As semiconductor device manufacturers have become increasingly sensitive to the significant costs of system downtime, they have required that suppliers offer comprehensive local repair service and close customer support. Manufacturers require close support to enable them to repair, modify, upgrade and retrofit their equipment to improve yields and adapt new materials or processes. To meet these market requirements, we maintain a worldwide sales and support organization in 14 countries. Technical support is provided by applications engineers located at offices in China, France, Germany, Japan, Korea, the Netherlands, Singapore, Taiwan, the United Kingdom and the

United States. Repair and calibration services are provided at 27 service depots located worldwide. We typically provide warranties from one to three years, depending upon the type of product.

Research and Development

Our products incorporate sophisticated technologies to power, measure, control and monitor increasingly complex gas-related semiconductor manufacturing processes, thereby enhancing uptime, yield and throughput for our semiconductor device manufacturing customers. Our products have continuously advanced as we strive to meet our customers’ evolving needs. We have developed, and continue to develop, new products to address industry trends, such as the shrinking of integrated circuit critical dimensions from 90 nanometers to 65 nanometers and below. In addition, we have developed, and continue to develop, products that support the migration to new classes of materials and ultra-thin layers, such as copper for low resistance conductors, high-k dielectric materials for capacitors and gates and low-k dielectric materials for low loss insulators that are used in small geometry manufacturing. We have undertaken an initiative to involve our marketing, engineering, manufacturing and sales personnel in the concurrent development of new products in order to reduce the time to market for new products. Our employees also work closely with our customers’ development personnel helping us to identify and define future technical needs on which to focus research and development efforts. We support research at academic institutions targeted at advances in materials science and semiconductor process development. At December 31, 2006, we had 456 research and development employees, primarily located in the United States. Our research and development expenses were $69.7 million, $55.9 million and $57.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. Our research and development efforts include numerous projects, none of which are individually material, and generally have a duration of 12 to 30 months.

Manufacturing

Our manufacturing facilities are located in China, Germany, Israel, Japan, Mexico, the United Kingdom and the United States. Manufacturing activities include the assembly and testing of components and subassemblies, which are integrated into products. We outsource some of our subassembly work. We purchase a wide range of electronic, mechanical and electrical components, some of which are designed to our specifications. We consider our responsiveness to our customers’ significantly fluctuating product demands, by using lean manufacturing techniques, to be a distinct competitive advantage.

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

Patents and Other Intellectual Property Rights

We rely on a combination of patent, copyright, trademark and trade secret laws and license agreements to establish and protect our proprietary rights. As of December 31, 2006, we owned 308 U.S. patents, 225 foreign patents and had 110 pending U.S. patent applications. Foreign counterparts of certain of these applications have been filed or may be filed at the appropriate time.

We require each of our employees, including our executive officers, to enter into standard agreements pursuant to which the employee agrees to keep confidential all of our proprietary information and to assign to us all inventions while they are employed by us.

For a discussion of litigation relating to our intellectual property, see “Item 3. Legal Proceedings.”

Employees

As of December 31, 2006, we employed 2,960 persons. We believe that our ongoing success depends upon our continued ability to attract and retain highly skilled employees for whom competition is intense. None of our employees are represented by a labor union or are party to a collective bargaining agreement. We believe that our employee relations are good.

Item 1A.	Risk Factors

Our business depends substantially on capital spending in the semiconductor industry which is characterized by periodic fluctuations that may cause a reduction in demand for our products.

We estimate that approximately 70%, 71% and 74% of our net sales for the years ended December 31, 2006, 2005 and 2004, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers, and we expect that sales to such customers will continue to account for a substantial majority of our sales. Our business depends upon the capital expenditures of semiconductor device manufacturers, which in turn depend upon the demand for semiconductors. Periodic reductions in demand for the products manufactured by semiconductor capital equipment manufacturers and semiconductor device manufacturers may adversely affect our business, financial condition and results of operations.

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

A substantial portion of our shipments occurs shortly after an order is received and therefore we operate with a low level of backlog. As a result, a decrease in demand for our products from one or more customers could occur with limited advance notice and could have a material adverse effect on our results of operations in any particular period. A significant percentage of our expenses is relatively fixed and based in part on expectations of future net sales. The inability to adjust spending quickly enough to compensate for any shortfall would magnify the adverse impact of a shortfall in net sales on our results of operations. Factors that could cause fluctuations in our net sales include:

•	the timing of the receipt of orders from major customers;

•	shipment delays;

•	disruption in sources of supply;

•	seasonal variations in capital spending by customers;

•	production capacity constraints; and

•	specific features requested by customers.

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

Our top ten customers accounted for approximately 49%, 48% and 49% of our net sales for the years ended December 31, 2006, 2005 and 2004, respectively. The loss of a major customer or any reduction in orders by these customers, including reductions due to market or competitive conditions, would likely have a material adverse effect on our business, financial condition and results of operations. During the years ended December 31, 2006, 2005 and 2004, one customer, Applied Materials, accounted for approximately 21%, 18% and 20%, respectively, of our net sales. None of our significant customers, including Applied Materials, has entered into an agreement requiring it to purchase any minimum quantity of our products. The demand for our products from our semiconductor capital equipment customers depends in part on orders received by them from their semiconductor device manufacturer customers.

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

We made several acquisitions in the years 2000 through 2002 and, more recently in 2006. As a part of our business strategy, we may enter into additional business combinations and acquisitions. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations, technology and personnel of the acquired companies, the potential disruption of our ongoing business and distraction of management, possible internal control weaknesses of the acquired companies, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses. If we are not successful in completing acquisitions that we may pursue in the future, we may be required to reevaluate our growth strategy, and we may incur substantial expenses and devote significant management time and resources in seeking to complete proposed acquisitions that will not generate benefits for us.

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

International sales include sales by our foreign subsidiaries, but exclude direct export sales. International sales accounted for approximately 34%, 37% and 34%, of net sales for the years ended December 31, 2006, 2005 and 2004, respectively, a significant portion of which were sales to Japan.

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

As of December 31, 2006, we owned 308 U.S. patents, 225 foreign patents and had 110 pending U.S. patent applications. Although we seek to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we cannot be certain that:

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

As of December 31, 2006, John R. Bertucci, our Chairman, and certain members of his family, in the aggregate, beneficially owned approximately 11% of our outstanding common stock. As a result, these stockholders, acting together, may be able to exert substantial influence over our actions.

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

For example, Statement on Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”), which requires us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements, was adopted in the first quarter of 2006, and had a material adverse impact on our consolidated financial statements as reported under generally accepted accounting principles in the United States for the first quarter of 2006 and adversely impacted our consolidated financial statements for fiscal 2006.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table provides information concerning MKS’ principal and certain other owned and leased facilities as of December 31, 2006:

			Products	Lease
Location	Sq. Ft.	Activity	Manufactured	Expires

Alameda, CA	48,300	Manufacturing and Research & Development	Electrostatic Management Programs and Systems	March 31, 2011
Andover, Massachusetts	82,000	Manufacturing and Research & Development	Pressure Measurement and Control Products	(1)
Austin, Texas	20,880	Manufacturing, Sales, Customer Support, Service and Research & Development	Control & Information Management Products	May 31, 2012
Berlin, Germany	20,750	Manufacturing, Customer Support, Service and Research & Development	Reactive Gas Generation Products	March 31, 2009
Boulder, Colorado	124,000	Manufacturing, Customer Support, Service and Research & Development	Vacuum Products	(2)
Carmiel, Israel	7,000	Manufacturing and Research & Development	Control & Information Management Products	December 31, 2007
Cheshire, U.K.	13,000	Manufacturing, Sales, Customer Support and Service	Materials Delivery Products	(3)
Colorado Springs, Colorado	24,000	Manufacturing, Customer Support, Service and Research & Development	Power Delivery Products	(1)
Lawrence, Massachusetts	40,000	Manufacturing	Pressure Measurement and Control Products	(1)
Methuen, Massachusetts	85,000	Manufacturing, Customer Support, Service and Research & Development	Pressure Measurement and Control Products; Materials Delivery Products	(1)
Munich, Germany	14,000	Manufacturing, Sales, Customer Support, Service and Research & Development	Pressure Measurement and Control Products; Materials Delivery Products	(1)
Nogales, Mexico	36,700	Manufacturing	Pressure Measurement and Control Products; Reactive Gas Generation Products	March 31, 2009
Richardson, Texas	8,800	Sales, Customer Support and Service	Not applicable	November 30, 2012
Rochester, New York	156,000	Manufacturing, Sales, Customer Support, Service and Research & Development	Power Delivery Products	(4)
San Jose, California	32,000	Sales, Customer Support and Service	Not applicable	April 30, 2009
Seoul, Korea	10,000	Sales, Customer Support and Service	Not applicable	May 31, 2008
Shenzhen, China	130,000	Manufacturing	Power Delivery Products	December 31, 2007
Shropshire, U.K.	25,000	Manufacturing	Vacuum Products	October 18, 2010
Taiwan	19,300	Sales, Customer Support and Service	Not applicable	August 25, 2007
Tokyo, Japan	31,600	Manufacturing, Sales, Customer Support, Service and Research & Development	Materials Delivery Products	(5)
Wilmington, Massachusetts	118,000	Headquarters, Manufacturing, Sales, Customer Support, Service and Research & Development	Reactive Gas Generation Products; Power Delivery Products	(1)

(1)	This facility is owned by MKS.

(2)	MKS leases two facilities, one has 39,000 square feet of space and the other has 38,000 square feet of space. Both leases expire on May 31, 2015. MKS also owns a third and fourth facility with 27,000 and 20,000 square feet of space, respectively.

(3)	MKS leases two facilities, one has 2,000 square feet of space and a lease term which expires October 5, 2009 and the second has 11,000 square feet of space and a lease term which expires November 30, 2009.

(4)	MKS owns this facility and has an Industrial Development Revenue Bond of $5.0 million, due in 2014, that is collateralized by the building.

(5)	MKS leases two facilities, one has 14,500 square feet of space with a lease term that expires April 30, 2007 and the second has 10,500 square feet of space and a lease term that expires on September 30, 2011. MKS owns a third facility of 6,600 square feet.

In addition to manufacturing and other operations conducted at the foregoing leased or owned facilities, MKS provides worldwide sales, customer support and services from various other leased facilities throughout the world not listed in the table above. See “Business — Sales, Marketing and Support.”

Item 3.	Legal Proceedings

On November 3, 1999, On-Line Technologies Inc. (“On-Line”), which we acquired in 2001, brought suit in federal district court in Connecticut against Perkin-Elmer Corp. (“Perkin-Elmer”) and certain other defendants for infringement of On-Line’s U.S. Patent No. 5,440,143 (the “143 patent”). The suit sought injunctive relief and damages for infringement. Perkin-Elmer filed a counterclaim seeking invalidity of the patent, costs and attorneys’ fees, and in June 2002, moved for summary judgment. In April 2003, the court granted the motion and dismissed the case. We appealed this decision to the Federal Circuit Court of Appeals, which, on October 13, 2004, reversed the lower court’s dismissal of our claim for patent infringement, and the case was remanded to the district court. On March 11, 2005, Perkin-Elmer stipulated that they do infringe a specified claim of the 143 patent. Perkin-Elmer filed a motion for summary judgment seeking to invalidate such claim, which motion was denied on March 23, 2006. The court established an October 2006 trial date. Perkin-Elmer then moved for the court to reconsider its decision and requested a stay of the trial. On September 15, 2006, the court reversed itself, granting Perkin-Elmer’s motion for reconsideration, and holding the specified claim invalid. Following a September 26, 2006 status conference, the court denied the defendants’ request to stay the trial of our remaining claims. The court continued the trial date and requested summary judgment briefing on the remaining claims following a court ordered 30-day delay for the parties to attempt to settle the case. In January 2007, the parties entered into a confidential settlement agreement, the terms of which do not have a material financial impact to us, and agreed to dismiss the case upon such terms. Accordingly, on January 22, 2007, the parties filed with the court a stipulation of dismissal, which the court granted on January 26, 2007.

We are subject to other legal proceedings and claims, which have arisen in the ordinary course of business.

In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006 through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

Our common stock is traded on the Nasdaq Global Market under the symbol MKSI. On February 16, 2007, the closing price of our common stock, as reported on the Nasdaq Global Market, was $24.04 per share. The following table sets forth for the periods indicated the high and low bid prices per share of our common stock as reported by the Nasdaq Global Market.

	2006		2005
Price Range of Common Stock	High	Low	High	Low

First Quarter	$23.75	$17.05	$19.00	$14.46
Second Quarter	24.97	18.66	18.10	13.96
Third Quarter	23.60	17.84	20.69	15.29
Fourth Quarter	23.36	19.54	19.72	17.02

On February 16, 2007, we had approximately 205 stockholders of record.

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

Comparative Stock Performance

The following graph compares the cumulative total shareholder return (assuming reinvestment of dividends) from investing $100 on December 31, 2001, and plotted at the last trading day of each of the fiscal years ended December 31, 2002, 2003, 2004, 2005 and 2006, in each of (i) the Company’s Common Stock; (ii) an industry group index of semiconductor equipment/material manufacturers (the “Hemscott Group Index”), compiled by Hemscott, Inc. (“Hemscott”); and (iii) the NASDAQ Market Index of companies (the “NASDAQ Market Index”). The graph was compiled by Hemscott. The stock price performance on the graph below is not necessarily indicative of future price performance. The Company’s Common Stock is listed on the NASDAQ Global Market under the ticker symbol “MKSI.”

Performance Graph

COMPARISON OF CUMULATIVE TOTAL RETURN OF
ONE OR MORE COMPANIES, PEER GROUPS,
INDUSTRY INDEXES AND/OR BROAD MARKETS

Assumes $100 invested on Dec. 31, 2001
Assumes dividend reinvested
Fiscal Year Ending Dec. 31, 2006

	2001	2002	2003	2004	2005	2006
MKS Instruments, Inc.	$100.00	$60.78	$107.29	$68.63	$66.19	$83.54
Hemscott Group Index	$100.00	$59.82	$108.54	$85.18	$89.57	$100.85
NASDAQ Market Index	$100.00	$69.75	$104.88	$113.70	$116.19	$128.12

Item 6.	Selected Financial Data

Selected Consolidated Financial Data

	Year Ended December 31
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Statement of Operations Data
Net sales	$782,801	$509,294	$555,080	$337,291	$314,773
Gross profit	338,122	200,434	219,371	118,109	105,795
Income (loss) from operations(1),(2)	122,541	40,548	59,913	(15,717)	(43,047)
Net income (loss)(3)	$94,235	$34,565	$69,839	$(16,385)	$(39,537)
Net income (loss) per share:
Basic	$1.70	$0.64	$1.30	$(0.32)	$(0.79)
Diluted	$1.68	$0.63	$1.28	$(0.32)	$(0.79)
Balance Sheet Data
Cash and cash equivalents	$215,208	$220,573	$138,389	$74,660	$88,820
Short-term investments	74,749	72,046	97,511	54,518	39,894
Working capital	461,541	410,060	347,700	210,468	192,008
Long-term investments	2,816	857	4,775	13,625	15,980
Total assets	1,043,720	863,740	828,677	692,032	685,623
Short-term obligations	23,021	18,886	24,509	20,196	18,472
Long-term obligations, less current portion	6,113	6,152	6,747	8,810	11,726
Stockholders’ equity	901,219	762,843	726,634	608,310	610,690

(1)	Loss from operations for the year ended December 31, 2002 includes restructuring and asset impairment charges of $2.7 million and purchase of in-process technology of $8.4 million.

(2)	Income from operations for the year ended December 31, 2006 includes stock-based compensation of $13.1 million as a result of adopting SFAS 123R in 2006. Income from operations for the year ended December 31, 2005 includes income from a litigation settlement of $3.0 million.

(3)	Net income for the year ended December 31, 2006 includes stock-based compensation of $8.7 million, net of tax. Net income for the year ended December 31, 2004 includes a gain from the collection of a note receivable of $5.0 million which had been written off in 2002. During the years ended December 31, 2002 and 2003, a valuation allowance against net deferred tax assets was maintained. Net loss for the years ended December 31, 2002 and 2003 include tax expense which is comprised primarily of state and foreign taxes. During 2004, the valuation allowance was reduced against the net deferred tax assets and net income for the year ended December 31, 2004 includes a deferred tax benefit of $10.2 million. See Note 9 of the Notes to the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading worldwide provider of instruments, components, subsystems and process control solutions that measure, control, power, monitor and analyze critical parameters of semiconductor and other advanced manufacturing processes.

We are managed as one operating segment which is organized around three product groups: Instruments and Control Systems, Power and Reactive Gas Products and Vacuum Products. Our products are derived from our core competencies in pressure measurement and control, materials delivery, gas and thin-film composition analysis, electrostatic charge control, control and information management, power and reactive gas generation and vacuum technology. Our products are used to manufacture semiconductors and thin film coatings for diverse markets such as flat panel displays, optical and magnetic storage media, architectural glass, solar panels and electro-optical products. We also provide technologies for other markets, including medical imaging equipment and the energy generation and conservation markets.

We have a diverse base of customers that include semiconductor capital equipment manufacturers, semiconductor device manufacturers, capital equipment manufacturers of thin-film coatings used in flat panel displays, optical and magnetic data storage media, architectural glass, solar panels and electro-optical products, industrial and manufacturing companies, medical equipment manufacturers and university, government and industrial research laboratories. During the years ended December 31, 2006, 2005 and 2004, we estimate that approximately 70%, 71% and 74% of our net sales, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers. We expect that sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers will continue to account for a substantial majority of our sales.

During the fourth quarter of 2005 and continuing through the third quarter of 2006, we experienced significant increases in customer orders, which caused our sales for all quarters of 2006 to increase significantly from 2005 quarterly levels. We currently expect that our first quarter 2007 net sales could be approximately the same as our fourth quarter 2006 net sales. However, the semiconductor capital equipment industry is subject to rapid demand shifts, which are difficult to predict, and we are uncertain how long these sales levels may be maintained or the timing or extent of any future downturn or upturn in the semiconductor capital equipment industry.

A significant portion of our net sales is to operations in international markets. International net sales include sales by our foreign subsidiaries, but exclude direct export sales. International net sales accounted for approximately 34%, 37% and 34% of net sales for the years ended December 31, 2006, 2005 and 2004, respectively, a significant portion of which were sales in Japan. We expect that international net sales will continue to represent a significant percentage of our total net sales.

Recent Acquisitions

On January 3, 2006, we completed our acquisition of Ion Systems, Inc. (“Ion”), a leading provider of electrostatic management solutions located in Alameda, California, pursuant to an Agreement and Plan of Merger dated November 25, 2005. Ion’s ionization technology monitors electrostatic charges to reduce process contamination and improve yields, which complements our process monitoring and control technologies. The aggregate purchase price consisted of $68.1 million in cash, net of $5.1 million in cash acquired, and $0.8 million in acquisition related costs.

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

On October 11, 2006, we completed our acquisition of Novx Corp. (“Novx”), a provider of electrostatic charge monitoring technology for semiconductor, data storage, telecommunication, medical device and other markets.

Novx’s technology expands our capability to monitor, detect and control electrostatic charge in advanced process environments, such as semiconductor and hard disk drive manufacturing. The total purchase price was $2.6 million.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventory, warranty costs, stock-based compensation expense, intangible assets, goodwill and other long-lived assets, in-process research and development and income taxes. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition and Accounts Receivable Allowances.  Revenue from product sales is recorded upon transfer of title and risk of loss to the customer provided that there is evidence of an arrangement, the sales price is fixed or determinable, and collection of the related receivable is reasonably assured. In most transactions, we have no obligations to our customers after the date products are shipped other than pursuant to warranty obligations. In some instances, we provide installation, training, support and services to customers after the product has been shipped. We defer the fair value of any undelivered elements until the undelivered element is delivered. Fair value is the price charged when the element is sold separately. Shipping and handling fees billed to customers, if any, are recognized as revenue. The related shipping and handling costs are recognized in cost of sales.

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

Inventory.  We value our inventory at the lower of cost (first-in, first-out method) or market. We regularly review inventory quantities on hand and record a provision to write down excess and obsolete inventory to our estimated net realizable value, if less than cost, based primarily on our estimated forecast of product demand. Demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases as a result of supply shortages or a decrease in the cost of inventory purchases as a result of volume discounts, while a significant decrease in demand could result in an increase in the charges for excess inventory quantities on hand. In addition, our industry is subject to technological change, new product development and product technological obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

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

Stock-Based Compensation Expense.  Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method we recognize compensation expense for all equity-based awards granted after January 1, 2006 as well as awards granted prior to but not yet vested as of January 1, 2006, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. The adoption of this standard reduced our net income by $8.7 million, for the year ended December 31, 2006. Prior to SFAS 123R adoption, we accounted for share-based payments under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and accordingly, generally recognized compensation expense only when we granted options with a discounted exercise price.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management determined that blended volatility, a combination of historical and implied volatility, is more reflective of market conditions and a better indicator of expected volatility than historical or implied volatility. Therefore, expected volatility for the year ended December 31, 2006 was based on a blended volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 2 to the consolidated financial statements for a further discussion on stock-based compensation.

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

Income taxes.  We evaluate the realizability of our net deferred tax assets and assess the need for a valuation allowance on a quarterly basis. The future benefit to be derived from our deferred tax assets is dependent upon our ability to generate sufficient future taxable income to realize the assets. We record a valuation allowance to reduce our net deferred tax assets to the amount that may be more likely than not to be realized. To the extent we established a valuation allowance, an expense is recorded within the provision for income taxes line in the statement of operations. During the year ended December 31, 2002, we established a full valuation allowance for our net deferred tax assets. During the fourth quarter of 2004, after examining a number of factors, including historical results and near term earnings projections, we determined that it was more likely than not that we would realize all of our net deferred tax assets, except for those relating to certain state tax credits. An adjustment to the valuation allowance was recorded as a reduction to income tax expense. During the fourth quarter of 2006, the Company determined that it would begin utilizing the aforementioned state tax credits and reduced the valuation allowance to reflect the amount of the near term state tax credits to be utilized. The remaining valuation allowance at December 31, 2006 is $0.3 million, relating to the remaining state tax credits acquired with the purchase of Ion. In future periods, if we were to determine that it was more likely than not that we would not be able to realize the recorded amount of our remaining net deferred tax assets, an adjustment to the valuation allowance would be recorded as an increase to income tax expense in the period such determination was made.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total net sales of certain line items included in our consolidated statement of operations data:

	Year Ended December 31
	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Cost of sales	56.8	60.6	60.5

Gross profit	43.2	39.4	39.5
Research and development	8.9	11.0	10.3
Selling, general and administrative	16.3	18.3	15.7
Amortization of acquired intangible assets	2.2	2.7	2.6
Purchase of in-process technology	0.1	—	—
Restructuring and asset impairment charges	—	0.0	0.1
Income from litigation settlement	—	0.6	—

Income from operations	15.7	8.0	10.8
Interest income, net	1.0	1.2	0.3
Other income, net	—	—	1.0

Income before income taxes	16.7	9.2	12.1
Provision (benefit) for income taxes	4.7	2.4	(0.5)

Net income	12.0%	6.8%	12.6%

Year Ended 2006 Compared to 2005 and 2004

Net Sales

	Year Ended December 31,			% Change	% Change
	2006	2005	2004	in 2006	in 2005

Net sales	$782.8	$509.3	$555.1	53.7	(8.2)

Net sales increased $273.5 million during the year ended December 31, 2006 mainly due to an increase in worldwide demand from our semiconductor capital equipment manufacturer and semiconductor device manufacturer customers, which increased $188.6 million or 52.3% compared to the same period for the prior year. Additionally, net sales for thin-film and other non-semiconductor manufacturing applications increased $84.9 million or 57.1% compared to the same period for the prior year. During 2006, we acquired three companies. These acquisitions increased our total net sales by approximately $38.5 million for the year ended December 31, 2006 compared to the same period for the prior year. International net sales were $266.9 million for the year ended December 31, 2006 or 34.1% of net sales compared to $188.5 million for the same period of 2005 or 37.0% of net sales.

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

Gross Profit

	Year Ended December 31,			% Points Change in	% Points Change in
	2006	2005	2004	2006	2005

Gross profit as a percentage of sales	43.2%	39.4%	39.5%	3.8	(0.1)

Gross profit increased during year ended December 31, 2006 mainly due to higher production volumes which reduced overhead costs as a percentage of sales by 3.0 percentage points. In addition, the positive impact of gross profit margins from our three acquisitions in 2006, favorable product mix and other reduced manufacturing costs increased our overall margin by approximately 0.8 percentage points during the year ended December 31, 2006.

Gross profit as a percentage of net sales decreased slightly during the year ended December 31, 2005 compared to the same period in 2004 mainly due to overhead costs representing a higher percentage of lower sales, partially offset by lower material and labor costs as a percentage of sales, which reflected the net effect of a gradual transition to lower cost material and manufacturing sources.

Research and Development

	Year Ended December 31,			% Change	% Change
	2006	2005	2004	in 2006	in 2005

Research and development expenses	$69.7	$55.9	$57.0	24.7	(1.9)

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

Research and development expense increased $13.8 million during the year ended December 31, 2006 mainly due to expenses of $5.4 million from the companies acquired in 2006, $4.9 million in increased compensation, resulting from increased incentive compensation, headcount and salaries, and $3.3 million in stock-based compensation expenses recorded during the current year.

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

Selling, General and Administrative

	Year Ended December 31,			% Change	% Change
	2006	2005	2004	in 2006	in 2005

Selling, general and administrative expenses	$127.7	$93.0	$87.3	37.3	6.6

Selling, general and administrative expenses increased $34.7 million during the year ended December 31, 2006 primarily due to expenses of $15.8 million from the companies acquired in 2006, $11.3 million in increased compensation, resulting from increased incentive compensation, headcount and salaries, $7.6 million in stock-based compensation expenses recorded during the current year and higher costs of $2.1 million for our ERP implementation, offset by $2.6 million in foreign currency exchange gains as compared to the same period in the prior year.

Selling, general and administrative expenses increased $5.7 million during the year ended December 31, 2005 compared to the same period for the prior year mainly due to higher costs of $3.9 million primarily for IT related services and for our ERP implementation, increased foreign currency losses of $1.5 million, higher professional fees of $2.2 million principally related to higher audit costs and fees for compliance with the Sarbanes Oxley Act of 2002 (“Sarbanes Oxley”), partially offset by decreased legal fees of $2.6 million mainly related to litigation which had been subsequently resolved.

Amortization of Acquired Intangible Assets

	Year Ended December 31,			% Change	% Change
	2006	2005	2004	in 2006	in 2005

Amortization of acquired intangible assets	$17.4	$13.9	$14.8	25.3	(6.1)

Amortization expense for the year ended December 31, 2006 increased $3.5 million primarily due to the amortization related to $33.6 million in acquired intangible assets from the acquisitions in 2006, which included a $1.0 million order backlog intangible asset, which was amortized over 3 months during the first quarter of 2006.

Amortization expense for the years ended December 31, 2005 and 2004, respectively, represents amortization of identifiable intangible assets resulting from our completed acquisitions. The decrease during the year ended December 31, 2005 compared to the same period for the prior year was due to certain identifiable intangible assets becoming fully amortized during 2005. We did not acquire any material identifiable intangible assets in 2005 or 2004.

Purchase of in-process technology

	Year Ended December 31,
	2006	2005	2004

Purchase of in-process technology	$0.8	—	—

In-process research and development of $0.8 million for the year ended December 31, 2006 arose from the acquisitions of Ion and Umetrics, which we made during 2006. The purchase price of these acquisitions was allocated to the assets acquired, including intangible assets, based on estimated fair values. The intangible assets included approximately $0.8 million for acquired in-process technology for projects, generally expected to have durations of 12 months, which did not have alternative future uses. Accordingly, these costs were expensed during 2006.

Income from Litigation Settlement

During the fourth quarter of 2005, we executed a settlement agreement with Advanced Energy Industries, Inc. (“Advanced Energy”) in connection with the patent infringement suit we had brought against Advanced Energy in federal district court in Delaware. Pursuant to the settlement agreement, Advanced Energy paid us $3.0 million in cash in October 2005.

Interest Income, Net

	Year Ended December 31,			% Change	% Change
	2006	2005	2004	in 2006	in 2005

Interest income, net	$8.4	$6.5	$1.9	30.1	237.6

Net interest income increased $1.9 million during the year ended December 31, 2006 mainly related to higher interest rates in 2006.

Net interest income increased $4.5 million during the year ended December 31, 2005 compared to the same period for the prior year, mainly related to higher interest rates on higher average investment balances in those periods.

Other Income, Net

	Year Ended December 31,
	2006	2005	2004

Other income, net	—	—	$5.4

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

Provision (Benefit) for Income Taxes

	Year Ended December 31,
	2006	2005	2004

Provision (benefit) for income taxes	$36.7	$12.4	$(2.6)

We recorded a provision for income taxes of $36.7 million for the year ended December 31, 2006 and $12.4 million for the year ended December 31, 2005, as compared to a tax benefit of $2.6 million for the year ended December 31, 2004. The provision for income taxes in 2006 and 2005 are comprised of federal, state and foreign income taxes. The benefit for income taxes in 2004 is comprised of tax expense from foreign operations and state taxes, offset by a deferred tax benefit of approximately $10.2 million.

As a result of incurring significant operating losses since 2001, during 2002 we determined that it was more likely than not that our deferred tax assets may not have been realizable, and since the fourth quarter of 2002 had established a full valuation allowance for our net deferred tax assets. During the fourth quarter of 2004, after examining a number of factors, including historical results and near term earnings projections, we determined that it was more likely than not that we would realize all of our net deferred tax assets, except for those related to certain state tax credits. An adjustment was made to reduce the valuation allowance to reflect the amount of the realizable net deferred tax assets at December 31, 2004. During the fourth quarter of 2006 the Company determined that it would begin utilizing the aforementioned state tax credits and reduced the valuation allowance to reflect the amount of the near term state tax credits to be utilized. The remaining valuation allowance at December 31, 2006 is $0.3 million, relating to the state tax credits acquired with the purchase of Ion.

Our effective tax rate for the years ended December 31, 2006, 2005 and 2004 was 28.0%, 26.5% and (3.9)%, respectively. The effective tax rate for 2006 is less than the statutory tax rate primarily due to certain discrete tax matters related to our international operations, the benefit from the federal research and development credits, the reduction in the valuation allowance for state tax credits and the profits of our international subsidiaries being taxed at rates lower than the U.S. statutory tax rate.

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

In the normal course of business, the Company and our subsidiaries are examined by various tax authorities, including the IRS. Any such examination could result in an unfavorable settlement of any particular issue and may require the use of cash. Unfavorable or favorable resolution of any such examination could result in an increase or a reduction, respectively, to our effective tax rate in the quarter of resolution. Although the Company believes that its tax positions are consistent with applicable U.S. federal and state and international laws, certain tax reserves are maintained at December 31, 2006 should these positions be challenged by the applicable tax authority and additional tax assessed on audit.

During the year ended December 31, 2006, we received a notification letter from the Israeli Ministry of Industry Trade and Labor (“MITL”) indicating that our Israeli operations were in compliance with requirements relating to the tax holiday granted to our manufacturing operations in Israel in 2001. This tax holiday is anticipated to expire in 2011 and is subject to meeting continued investment, employment and other requirements under the guidelines of the MITL. Additionally, we recorded the impact of both a change in German tax rules allowing interest deductions on certain loans and an adjustment relating to transfer pricing. As a result of these items we recorded a net benefit to income tax expense of $1.6 million for the year ended December 31, 2006.

Liquidity and Capital Resources

Cash, cash equivalents and short-term marketable securities totaled $290.0 million at December 31, 2006 compared to $292.6 million at December 31, 2005. This increase is mainly due to an increase of $78.2 million of cash generated from operations and $30.5 million of cash provided by financing activities primarily offset by $98.7 million of cash used for the acquisitions of business in 2006. The primary driver in our current and anticipated future cash flows is and will continue to be cash generated from operations, consisting mainly of our net income and changes in operating assets and liabilities. In periods when our sales are growing, higher sales to customers will result in increased trade receivables, and inventories will generally increase as we build products for future sales. This may result in lower cash generated from operations. Conversely, in periods when our sales are declining, our trade accounts receivable and inventory balances will generally decrease, resulting in increased cash from operations.

Net cash provided by operating activities of $78.2 million for the year ended December 31, 2006, resulted mainly from net income of $94.2 million, a $27.7 million increase in operating liabilities and non-cash charges of $31.3 million for depreciation and amortization and $13.1 million for stock-based compensation, offset by an increase in net operating assets of $77.4 million and a deferred tax benefit of $11.5 million. The $27.7 million net increase in operating liabilities is mainly caused by an increase of $15.4 million in accrued expenses and other current liabilities primarily as a result of higher accrued compensation and warranty costs, an increase of $6.5 million in taxes payable as a result of higher net income and an increase of $5.7 million in accounts payable primarily as a result of inventory procurement activities. The $13.1 million for stock-based compensation resulted from the adoption of FAS 123R as of January 1, 2006. The $77.4 million increase in operating assets consisted primarily of a $33.6 million increase in accounts receivable as a result of higher revenue and a $46.0 million increase in inventory as a result of increased product demand. Net cash provided by operating activities of $64.2 million for the year ended December 31, 2005, resulted mainly from net income of $34.6 million, non-cash charges of $26.2 million for depreciation and amortization and an increase in operating liabilities of $7.7 million, offset by an increase in operating assets of $6.2 million. The increase in operating liabilities is primarily the result of a $6.4 million increase in accounts payable and a $1.4 million increase in taxes payable. The increase in operating assets is primarily the result of a $4.7 million increase in accounts receivable and a $1.8 million increase in inventories as a result of increased production volumes in late 2005 to support higher revenues expected in the first quarter of 2006.

Net cash used in investing activities of $114.3 million for the year ended December 31, 2006, resulted primarily from the purchase of three technology companies for $98.7 million, purchases of property, plant and equipment of $10.7 million and net purchases of $4.6 million of available for sale investments. Net cash provided by investing activities of $20.0 million for the year ended December 31, 2005 resulted primarily from the net maturities and sales of $29.2 million of available for sale investments offset by the purchase of property, plant and equipment of $10.3 million for investments in manufacturing equipment and for the consolidation of our IT infrastructure.

Net cash provided by financing activities of $30.5 million for the year ended December 31, 2006, consisted primarily of $23.3 million in proceeds from the exercise of stock options and purchases under our employee stock purchase plan and $5.2 million in net proceeds from short-term borrowings. Net cash provided by financing activities of $0.9 million for the year ended December 31, 2005 consisted primarily of $6.1 million in proceeds from the exercise of stock options and purchases under our employee stock purchase plan, partially offset by $2.0 million in principal payments on long-term debt and net payments of $2.7 million on short-term borrowings.

On August 1, 2006, we renewed an unsecured short-term LIBOR based loan agreement with a bank to be utilized primarily by our Japanese subsidiary for short-term liquidity purposes. The credit line, which expires on July 31, 2007, provides for us to borrow in multiple currencies of up to an equivalent of $35.0 million U.S. dollars. At December 31, 2006, we had outstanding borrowings of $16.8 million U.S. dollars, payable on demand, at an interest rate of 1.45%, with $18.2 million available for future borrowings.

Our Japanese subsidiary also has credit lines and short-term borrowing arrangements with a financial institution, which provide for aggregate borrowings as of December 31, 2006 of up to $12.6 million, which generally expire and are renewed in three month intervals. At December 31, 2006, total borrowings outstanding under these arrangements was $5.0 million, at an interest rate of 1.5%, with $7.6 million available for future borrowings.

We have provided financial guarantees for certain unsecured borrowings and have standby letters of credit, some of which do not have fixed expiration dates. At December 31, 2006, our maximum exposure as a result of these standby letters of credit and performance bonds was approximately $0.9 million.

Future payments due under debt, lease and purchase commitment obligations as of December 31, 2006 (in thousands) are as follows:

	Payment Due by Period
		Less than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	After 5 Years

Debt Obligations	$26,845	$21,845	$—	$—	$5,000
Interest on Debt	1,943	410	438	438	657
Operating Lease Obligations	31,322	7,405	10,404	6,436	7,077
Purchase Obligations(1)	130,150	113,600	12,539	4,011	—
Capital Leases	2,289	1,176	1,113	—	—
Interest in Capital Leases	323	256	67	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	4,956	—	227	63	4,666

Total	$197,828	$144,692	$24,788	$10,948	$17,400

(1)	The majority of the outstanding inventory purchase commitments of approximately $98.2 million at December 31, 2006 are to be purchased within the next 12 months. Additionally, approximately $22.7 million represents a commitment, as of December 31, 2006, to a third party engaged to provide certain computer equipment, IT network services and IT support. This contract is for a period of approximately six years that began in September 2004 and has a significant penalty for early termination. The actual timing of payments and amounts may vary based on equipment deployment dates. However, the amount noted represents our expected obligation based on anticipated deployment.

We believe that our working capital, together with the cash anticipated to be generated from operations, will be sufficient to satisfy our estimated working capital and planned capital expenditure requirements through at least the next 12 months.

On February 12, 2007, our Board of Directors approved a share repurchase program (the “Program”) for the repurchase of up to $300 million of our outstanding stock over the next two years. The repurchases may be made from time to time on the open market or through privately negotiated transactions. The timing and amount of any shares repurchased under the Program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions. The Program may be discontinued at any time at our discretion and the discretion of our Board of Directors.

To the extent permitted by Massachusetts law, our Restated Articles of Organization, as amended, require us to indemnify any of our current or former officers or directors or any person who has served or is serving in any capacity with respect to any of our employee benefit plans. Because no claim for indemnification has been pursued by any person covered by the relevant provisions of our Restated Articles of Organization, we believe that the estimated exposure for these indemnification obligations is currently minimal. Accordingly, we have no liabilities recorded for these requirements as of December 31, 2006.

We also enter into agreements in the ordinary course of business which include indemnification provisions. Pursuant to these agreements, we indemnify, hold harmless and agree to reimburse the indemnified party, generally our customers, for losses suffered or incurred by the indemnified party in connection with certain patent or other intellectual property infringement claims, and, in some instances, other claims, by any third party with respect to our products. The terms of these indemnification obligations are generally perpetual after execution of the agreements. The maximum potential amount of future payments we could be required to make under these indemnification agreements is, in some instances, not contractually limited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these obligations as of December 31, 2006.

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

Derivatives

We conduct our operations globally. Consequently, the results of our operations are exposed to movements in foreign currency exchange rates. We hedge a portion of our forecasted foreign currency denominated intercompany sales of inventory, over a maximum period of 15 months, using forward foreign exchange contracts (“forward exchange contracts”) primarily related to Japanese and European currencies. These derivatives are designated as cash-flow hedges, and changes in their fair value are carried in accumulated other comprehensive income in our consolidated statements of stockholder’s equity until the hedged transaction affects earnings. When the hedged transaction affects earnings, the appropriate gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income to cost of sales in the consolidated statements of operations. As of December 31, 2006, the amount that will be reclassified from accumulated other comprehensive income to cost of sales over the next twelve months is an unrealized gain of $0.6 million, net of taxes. The ineffective portions of the derivatives are recorded in cost of sales and were $0 in 2006, 2005 and 2004, respectively.

We also hedge certain intercompany and other payables with forward exchange contracts. Typically, as these derivatives hedge existing amounts that are denominated in foreign currencies, the derivatives do not qualify for hedge accounting. The foreign exchange gain or loss on these derivatives was immaterial in 2006, 2005 and 2004.

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

We had forward exchange contracts with notional amounts totaling $20.3 million outstanding at December 31, 2006, of which, $14.6 million were outstanding to exchange Japanese yen for U.S. dollars. We had forward exchange contracts with notional amounts totaling $35.3 million outstanding at December 31, 2005, of which, $28.5 million were outstanding to exchange Japanese yen for U.S. dollars. We had forward exchange contracts with notional amounts totaling $26.3 million outstanding at December 31, 2004 of which $21.6 million were outstanding to exchange Japanese yen for U.S. dollars.

Gains and losses on forward exchange contracts that qualify for hedge accounting are classified in cost of goods sold and totaled a gain of $1.9 million and $0.8 million for the years ended December 31, 2006 and 2005, respectively, and a loss of $1.7 million and for the year ended December 31, 2004.

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

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48), to create a single model to address uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized for financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007 as required. The cumulative effect, if any, of adopting FIN 48 will be recorded in retained earnings. Although our assessment of the impact of FIN 48 is not yet complete, we expect that its adoption will not have a material impact on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108, in the fourth quarter of 2006, did not have a material impact on our financial statements.

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

There were forward exchange contracts with notional amounts totaling $20.3 million and $35.3 million outstanding at December 31, 2006 and 2005, respectively. Of such forward exchange contracts, $14.6 million and $28.5 million, respectively, were outstanding to exchange Japanese yen for U.S. dollars with the remaining amounts relating to contracts to exchange the British pound and Euro for U.S. dollars. The potential fair value loss for a hypothetical 10% adverse change in the forward currency exchange rate on our forward exchange contracts at December 31, 2006 and 2005 would be $2.0 million and $3.4 million, respectively. The potential losses in 2006 and 2005 were estimated by calculating the fair value of the forward exchange contracts at December 31, 2006 and 2005 and comparing that with those calculated using the hypothetical forward currency exchange rates.

At December 31, 2006 and 2005 we had $11.7 million and $59.4 million, respectively, in loans outstanding between subsidiaries that were subject to foreign exchange exposure. At December 31, 2006 and 2005 a hypothetical 10% adverse change in foreign exchange rates would result in a net transaction loss of $1.3 million and $6.6 million, respectively, which would be recorded in current earnings.

At December 31, 2006 and 2005, we had $21.8 million and $17.0 million, respectively, related to short-term borrowings and current portion of long-term debt denominated in Japanese yen. The carrying value of these short-term borrowings approximates fair value due to their short period to maturity. Assuming a hypothetical 10% adverse change in the Japanese yen to U.S. dollar year end exchange rate, the fair value of these short-term borrowings would increase by $2.4 million and $1.9 million, respectively. The potential increase in fair value was estimated by calculating the fair value of the short-term borrowings at December 31, 2006 and 2005, respectively, and comparing that with the fair value using the hypothetical year end exchange rate.

  Interest Rate Risk

Due to its short-term duration, the fair value of our cash and investment portfolio at December 31, 2006 and 2005 approximated its carrying value. Interest rate risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for securities contained in the investment portfolio. The resulting hypothetical fair value was not materially different from the year-end carrying values.

Our total long-term debt outstanding, including the current portion, at December 31, 2006 and 2005, was $5.0 million and $6.7 million, respectively, and consisted mainly of a mortgage note and industrial development revenue bond. The interest rate on these debt instruments was 3.95% at December 31, 2006 and ranged between 3.0% to 5.6% at December 31, 2005. Due to the immaterial amounts of the outstanding debt, a hypothetical change of 10% in interest rates would not have a material effect on our near-term financial condition or results of operations.

From time to time, MKS has outstanding short-term borrowings with variable interest rates, primarily denominated in Japanese yen. At December 31, 2006 and 2005, we had $21.8 million and $17.0 million, respectively, outstanding related to these short-term borrowings at interest rates ranging from 1.45% to 1.50% and 1.21% to 1.31%, respectively. Due to the short-term nature and amount of this short-term debt, a hypothetical change of 10% in interest rates would not have a material effect on our near-term financial condition or results of operations.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
MKS Instruments, Inc.:

We have completed integrated audits of MKS Instruments, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15.(a)1. present fairly, in all material respects, the financial position of MKS Instruments, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15.(a)2. presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Ion Systems Inc. (“Ion”), Umetrics, AB. (“Umetrics”) and Novx Corp. (“Novx”) from its assessment of internal control over financial reporting as of December 31, 2006 because they were acquired by the Company in a purchase business combination during 2006. We have also excluded Ion, Umetrics and Novx from our audit of internal control over financial reporting. Ion, Umetrics and Novx are wholly-owned subsidiaries whose total assets and total revenues represent 12% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

PricewaterhouseCoopers LLP

Boston, Massachusetts
February 28, 2007

MKS INSTRUMENTS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2006	2005
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$215,208	$220,573
Short-term investments	74,749	72,046
Trade accounts receivable, net of allowances of $4,533 and $3,178 at December 31, 2006 and 2005, respectively	123,658	82,610
Inventories	149,820	98,242
Deferred income taxes	16,787	15,165
Other current assets	11,216	10,511

Total current assets	591,438	499,147
Property, plant and equipment, net	79,463	78,726
Long-term investments	2,816	857
Goodwill, net	323,973	255,243
Acquired intangible assets, net	43,104	27,422
Other assets	2,926	2,345

Total assets	$1,043,720	$863,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$21,845	$16,966
Current portion of long-term debt	—	1,429
Current portion of capital lease obligations	1,176	491
Accounts payable	38,541	27,955
Accrued compensation	26,685	13,583
Income taxes payable	16,619	9,564
Other accrued expenses	25,031	19,099

Total current liabilities	129,897	89,087
Long-term debt	5,000	5,238
Long-term portion of capital lease obligations	1,113	914
Deferred income taxes	1,535	2,153
Other liabilities	4,956	3,505
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, no par value, 200,000,000 shares authorized; 56,671,625 and 54,397,267 shares issued and outstanding at December 31, 2006 and 2005, respectively	113	113
Additional paid-in capital	680,164	639,152
Retained earnings	210,877	116,642
Accumulated other comprehensive income	10,065	6,936

Total stockholders’ equity	901,219	762,843

Total liabilities and stockholders’ equity	$1,043,720	$863,740

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2006	2005	2004
	(In thousands, except per share data)

Net sales	$782,801	$509,294	$555,080
Cost of sales	444,679	308,860	335,709

Gross profit	338,122	200,434	219,371
Research and development	69,702	55,916	56,973
Selling, general and administrative	127,703	93,021	87,284
Amortization of acquired intangible assets	17,376	13,864	14,764
Purchase of in-process technology	800	—	—
Restructuring and asset impairment charges	—	85	437
Income from litigation settlement	—	3,000	—

Income from operations	122,541	40,548	59,913
Interest expense	974	810	510
Interest income	9,374	7,269	2,423
Other income, net	—	—	5,402

Income before income taxes	130,941	47,007	67,228
Provision (benefit) for income taxes	36,706	12,442	(2,611)

Net income	$94,235	$34,565	$69,839

Net income per share:
Basic	$1.70	$0.64	$1.30

Diluted	$1.68	$0.63	$1.28

Weighted average common shares outstanding:
Basic	55,395	54,067	53,519

Diluted	55,961	54,633	54,656

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Year Ended December 31, 2006, 2005 and 2004
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Retained	Comprehensive	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Income (Loss)	Equity
	(In thousands, except share data)

Balance at December 31, 2003	52,040,019	$113	$587,910	$12,238	$8,049		$608,310
Net issuance under stock-based plans	484,793		6,030				6,030
Issuance of common stock through public offering, net of issuance costs of $399	1,314,286		32,549				32,549
Tax benefit from stock-based plans			5,271				5,271
Comprehensive income (net of tax):
Net income				69,839		$69,839	69,839
Other comprehensive income:
Changes in value of financial instruments designated as cash flow hedges and unrealized gain (loss) on investments					973	973	973
Foreign currency translation adjustment					3,662	3,662	3,662

Comprehensive income						$74,474

Balance at December 31, 2004	53,839,098	113	631,760	82,077	12,684		726,634
Net issuance under stock-based plans	558,169		6,058				6,058
Tax benefit from stock-based plans			1,102				1,102
Other			232				232
Comprehensive income (net of tax):
Net income				34,565		34,565	34,565
Other comprehensive income:
Changes in value of financial instruments designated as cash flow hedges and unrealized gain (loss) on investments					1,663	1,663	1,663
Foreign currency translation adjustment					(7,411)	(7,411)	(7,411)

Comprehensive income						$28,817

Balance at December 31, 2005	54,397,267	113	639,152	116,642	6,936		762,843
Net issuance under stock-based plans	2,274,358		23,255				23,255
Tax benefit from stock-based plans			4,614				4,614
Stock-based compensation			13,143				13,143
Comprehensive income (net of tax):
Net income				94,235		94,235	94,235
Other comprehensive income:
Changes in value of financial instruments designated as cash flow hedges and unrealized gain (loss) on investments					(43)	(43)	(43)
Foreign currency translation adjustment					3,172	3,172	3,172

Comprehensive income						$97,364

Balance at December 31, 2006	56,671,625	$113	$680,164	$210,877	$10,065		$901,219

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income	$94,235	$34,565	$69,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,348	26,215	27,838
Stock-based compensation	13,143	—	—
Tax benefit from stock-based compensation	4,614	1,102	5,271
Excess tax benefit from stock-based compensation	(4,469)	—	—
Deferred taxes	(11,518)	303	(10,229)
Gain on collection of note receivable	—	—	(5,042)
Other	562	467	(426)
Changes in operating assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	(33,555)	(4,702)	(15,197)
Inventories	(46,013)	(1,829)	(15,919)
Other current assets	2,213	307	(1,244)
Accrued expenses	15,437	(2)	10,790
Accounts payable	5,731	6,362	(3,632)
Income taxes payable	6,483	1,372	4,350

Net cash provided by operating activities	78,211	64,160	66,399

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(98,671)	—	—
Purchases of short-term and long-term available-for-sale investments	(108,944)	(215,551)	(218,478)
Maturities and sales of short-term and long-term available-for-sale investments	104,302	244,736	184,422
Purchases of property, plant and equipment	(10,690)	(10,281)	(18,270)
Proceeds from sale of assets	578	241	1,619
Proceeds from collection of note receivable	—	—	5,042
Other	(827)	901	1,422

Net cash provided by (used in) investing activities	(114,252)	20,046	(44,243)

Cash flows from financing activities:
Proceeds from short-term borrowings	89,547	79,005	67,844
Payments on short-term borrowings	(84,381)	(81,729)	(64,127)
Payments on long-term debt	(1,667)	(2,036)	(2,539)
Principal payments on capital lease obligations	(754)	(377)	(39)
Proceeds from exercise of stock options and employee stock purchase plan	23,255	6,058	6,030
Excess tax benefit from stock-based compensation	4,469	—	—
Proceeds from the sale of common stock, net	—	—	32,549

Net cash provided by financing activities	30,469	921	39,718

Effect of exchange rate changes on cash and cash equivalents	207	(2,943)	1,855

Increase (decrease) in cash and cash equivalents	(5,365)	82,184	63,729
Cash and cash equivalents at beginning of period	220,573	138,389	74,660

Cash and cash equivalents at end of period	$215,208	$220,573	$138,389

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$880	$784	$447
Income taxes	$35,922	$10,213	$4,923
Non-cash financing activities:
Equipment capital leases	$1,638	$1,666	$—

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

The following is a reconciliation of basic to diluted net income per share:

	For the Year Ended December 31,
	2006	2005	2004

Net income	$94,235	$34,565	$69,839

Shares used in net income per common share — basic	55,395,000	54,067,000	53,519,000
Effect of dilutive securities:
Stock options, restricted stock and employee stock purchase plan	566,000	566,000	1,137,000

Shares used in net income per common share — diluted	55,961,000	54,633,000	54,656,000

Net income per common share — basic	$1.70	$0.64	$1.30

Net income per common share — diluted	$1.68	$0.63	$1.28

Options and restricted stock outstanding of 4,789,894, 5,957,682 and 5,513,054 during the years ended December 31, 2006, 2005 and 2004, respectively, are excluded from the calculation of diluted net income per common share because their inclusion would be anti-dilutive.

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

On January 7, 2005, the Company accelerated the vesting of outstanding stock options granted to employees and officers with an exercise price of $23.00 per share or greater. As a result of this action, options to purchase approximately 1,600,000 shares of the Company’s common stock became exercisable on January 7, 2005. No compensation expense was recorded related to this action as these options had no intrinsic value on January 7, 2005. For purposes of the SFAS 123 proforma calculation below, the expense related to the options that were accelerated was $16,886,000, net of tax, for the year ended December 31, 2005. The reason that the Company accelerated the vesting of the identified stock options was to reduce the Company’s compensation expense in periods subsequent to the adoption of SFAS 123R, “Share-Based Payment” (“SFAS 123R”).

As of January 1, 2006, the Company adopted SFAS 123R using the modified prospective method. SFAS 123R requires companies to recognize compensation cost for all stock-based awards based upon the grant-date fair value of those awards and to recognize the expense over the requisite service period for awards expected to vest. Using the modified prospective method of adopting SFAS 123R, MKS began recognizing compensation expense for equity-based awards granted after January 1, 2006 plus unvested awards granted prior to January 1, 2006. Under this method of implementation, prior periods were not restated. The Company has elected to adopt the alternative transition method for calculating the tax effects of equity-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statement of cash flows of the tax effects of employee equity-based compensation awards that are outstanding upon the implementation of SFAS 123R. Subsequent to the initial adoption of FAS 123R, the Company calculates potential windfall or shortfall tax benefits under the treasury stock method by excluding the impact of pro forma deferred tax assets.

The Company recognized the full impact of its share-based payment plans in the consolidated statements of operations for the year ended December 31, 2006 under SFAS 123R and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. The following table reflects the effect of recording stock-based compensation for the year ended December 31, 2006 in accordance with SFAS 123R:

Year Ended
December 31,
2006

Stock-based compensation expense by type of award:
Employee stock options	$8,521
Restricted stock	3,862
Employee stock purchase plan	760

Total stock-based compensation	13,143
Tax effect on stock-based compensation	(4,469)

Net effect on net income	$8,674

Effect on earnings per share:
Basic	$0.16

Diluted	$0.16

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

Prior to the adoption of SFAS 123R

The following table illustrates the effect on net income and net income per share, for the years ended December 31, 2005 and 2004, if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards.

	2005	2004

Net income as reported	$34,565	$69,839
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	—
Deduct: Total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of tax	(24,321)	(15,933)

Pro forma net income	$10,244	$53,906

Basic and diluted net income per share:
Basic — as reported	$0.64	$1.30
Basic — Pro forma	$0.19	$1.01
Diluted — as reported	$0.63	$1.28
Diluted — Pro forma	$0.19	$0.99

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

The weighted average grant date fair value of options granted during the year ended December 31, 2006, as determined under SFAS 123R, and during the years December 31, 2005 and 2004, as determined under SFAS 123, was $12.00, $8.27 and $11.24 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was approximately $14,252,000, $2,858,000 and $4,415,000, respectively. The fair values of options at the date of grant were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2006	2005	2004

Stock option plans:
Expected life (years)	5.0	5.0	5.0
Risk-free interest rate	4.9%	4.0%	3.6%
Expected Volatility	52.0%	51.0%	74.0%
Dividend yield	0.0%	0.0%	0.0%

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

The weighted average fair value of employee stock purchase rights granted in 2006, 2005 and 2004 was $5.18, $4.18 and $7.05, respectively. The fair value of the employees’ purchase rights was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2006	2005	2004

Employee stock purchase rights:
Expected life (years)	0.5	0.5	0.5
Risk-free interest rate	4.8%	2.7%	1.3%
Expected volatility	34.6%	34.0%	73.0%
Dividend yield	0.0%	0.0%	0.0%

Expected volatilities for 2006 and 2005 are based on a combination of implied and historical volatilities of our common stock and based on historical volatilities for 2004; the expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The fair value of stock options and restricted stock awards that vested during the year ended December 31, 2006, 2005 and 2004 was approximately $8,111,000, $10,097,000 and $5,661,000, respectively. As of December 31, 2006, the unrecognized compensation cost related to non-vested stock options and the unrecognized compensation cost related to restricted stock was approximately $7,367,000 and $11,286,000, respectively, and will be recognized over an estimated weighted average amortization period of 1.7 years and 2.2 years, respectively.

Foreign Exchange

The functional currency of the majority of the Company’s foreign subsidiaries is the applicable local currency. For those subsidiaries, assets and liabilities are translated to U.S. dollars at year-end exchange rates. Income and expense accounts are translated at the average exchange rates prevailing during the year. The resulting translation adjustments are included in accumulated other comprehensive income in consolidated stockholders’ equity. Foreign exchange transaction gains and losses, which arise from transaction activity and are reflected in operations, were immaterial in 2006, 2005 and 2004.

Revenue Recognition and Accounts Receivable Allowances

Revenue from product sales is recorded upon transfer of title and risk of loss to the customer provided that there is evidence of an arrangement, the sales price is fixed or determinable, and collection of the related receivable is reasonably assured. In most transactions, the Company has no obligations to customers after the date products are shipped other than pursuant to warranty obligations. In some instances, the Company provides installation, training, support and services to customers after the product has been shipped. For revenue arrangements with multiple deliverables, the Company defers the fair value related to any undelivered elements until the undelivered element is delivered. Fair value is the price charged when the element is sold separately. The Company provides for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. Shipping and handling fees, if any, billed to customers are recognized as revenue. The related shipping and handling costs are recognized in cost of sales. Accounts receivable allowances include sales returns and bad debt allowances. The Company monitors and tracks the amount of product returns and reduces revenue at the time of shipment for the estimated amount of such future returns, based on historical experience. The Company makes estimates evaluating its allowance for doubtful accounts. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any specific customer collection issues that it has identified.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

Cash and Cash Equivalents and Investments

All highly liquid investments with a maturity date of three months or less at the date of purchase are considered to be cash equivalents.

The fair value of short-term available-for-sale investments with maturities or estimated lives of less than one year consists of the following:

	December 31,
	2006	2005

Federal Government and Government Agency Obligations	$2,092	$15,336
Commercial Paper and Corporate Obligations	72,657	56,710

	$74,749	$72,046

The fair value of long-term available-for-sale investments with maturities or estimated lives of one to five years consists of the following:

	December 31,
	2006	2005

Commercial Paper and Corporate Obligations	$2,816	$857

The appropriate classification of investments in securities is determined at the time of purchase. Debt securities that the Company does not have the intent and ability to hold to maturity are classified as “available-for-sale” and are carried at fair value. Unrealized gains and losses on securities classified as available-for-sale are included in accumulated other comprehensive income in consolidated stockholders’ equity. Gross unrealized gains and gross unrealized losses on available-for-sale investments were not material at December 31, 2006 and 2005. At December 31, 2006, the fair value of available-for-sale investments with gross unrealized losses was $13,540,618. Realized gains (losses) on securities were immaterial in 2006, 2005 and 2004. The cost of securities sold is based on the specific identification method.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. If an impairment is possible and indicated, the assets are written down to their estimated fair value.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were immaterial in 2006, 2005 and 2004.

Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company evaluates the realizability of its net deferred tax assets and assesses the need for a valuation allowance on a quarterly basis. The future benefit to be derived from its deferred tax assets is dependent upon its ability to generate sufficient future taxable income to realize the assets. The Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. To the extent the Company establishes a valuation allowance, an expense will be recorded within the provision for income taxes line on the statement of operations. During the year ended December 31, 2002 the Company established a full

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

valuation allowance for its net deferred tax assets. In periods subsequent to establishing a valuation allowance, if the Company were to determine that it would be able to realize its net deferred tax assets in excess of their net recorded amount, an adjustment to the valuation allowance would be recorded as a reduction to income tax expense in the period such determination was made. During the fourth quarter of 2004, after examining a number of factors, including historical results and near term earnings projections, the Company determined that it was more likely than not that it would realize all of its net deferred tax assets, except for those related to certain state tax credits and adjusted the valuation allowance at December 31, 2004. During the fourth quarter of 2006, the Company determined that it would realize the aforementioned state tax credits and reduced the valuation allowance. The remaining valuation allowance at December 31, 2006 was $317,000, relating to state tax credits acquired with the purchase of Ion.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48), to create a single model to address uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized for financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007 as required. The cumulative effect of adopting FIN 48, if any, will be recorded in retained earnings. Although the Company’s assessment of the impact of FIN 48 is not yet complete, MKS expects that the adoption of FIN 48 will not have a material impact on the Company’s financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108, in the fourth quarter of 2006, did not have a material impact on the Company’s financial statements.

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

Use of Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, stock-based compensation, inventory, intangible assets, goodwill, and other long-lived assets, in-process research and development, merger expenses, income taxes and investments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Reclassifications

Certain prior year amounts have been reclassified to be consistent with the current year classifications.

3) Financial Instruments and Risk Management

Foreign Exchange Risk Management

The Company hedges a portion of its forecasted foreign currency denominated intercompany sales of inventory, over a maximum period of fifteen months, using forward exchange contracts primarily related to Japanese and European currencies. These derivatives are designated as cash-flow hedges, and changes in their fair value are carried in accumulated other comprehensive income until the hedged transaction affects earnings. When the hedged transaction affects earnings, the appropriate gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income to cost of sales. As of December 31, 2006, the amount that will be reclassified from accumulated other comprehensive income to cost of sales over the next twelve months is an unrealized gain of $624,000, net of taxes. The ineffective portion of the derivatives is recorded in cost of sales and was $0 in 2006, 2005 and 2004.

The Company hedges certain intercompany and other payables with forward foreign exchange contracts. Since these derivatives hedge existing amounts that are denominated in foreign currencies, the derivatives do not qualify for hedge accounting under SFAS No. 133. The foreign exchange gain or loss on these derivatives was immaterial in 2006, 2005 and 2004.

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

There were forward exchange contracts with notional amounts totaling $20,324,000 outstanding at December 31, 2006 of which $14,619,000 were outstanding to exchange Japanese yen for U.S. dollars. There were forward exchange contracts with notional amounts totaling $35,299,000 outstanding at December 31, 2005. Of such forward exchange contracts, $28,461,000 were outstanding to exchange Japanese yen for US dollars. There were forward exchange contracts with notional amounts totaling $26,301,000 outstanding at December 31, 2004. Of such forward exchange contracts, $21,550,000 were outstanding to exchange Japanese yen for US dollars.

Gains and losses on forward exchange contracts that qualify for hedge accounting are classified in cost of goods sold and totaled a gain of $1,932,000 and $812,000 for the years ended December 31, 2006 and 2005, respectively, and a loss of $1,666,000 for the year ended December 31, 2004.

The fair values of forward exchange contracts at December 31, 2006 and 2005, determined by applying period end currency exchange rates to the notional contract amounts, amounted to an unrealized gain of $998,000 and $1,237,000 for the years ended December 31, 2006 and 2005, respectively.

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

4) Inventories

Inventories consist of the following:

	December 31,
	2006	2005

Raw material	$82,007	$48,235
Work in process	26,943	18,283
Finished goods	40,870	31,724

	$149,820	$98,242

5) Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2006	2005

Land	$11,310	$11,291
Buildings	63,932	62,963
Machinery and equipment	87,136	79,839
Furniture and fixtures and office equipment	38,244	36,692
Leasehold improvements	8,082	6,966
Construction in progress	2,846	1,681

	211,550	199,432
Less: accumulated depreciation and amortization	132,087	120,706

	$79,463	$78,726

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

Depreciation and amortization of property, plant and equipment totaled $13,972,000, $12,351,000 and $13,074,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

6) Debt

Credit Agreements and Short-Term Borrowings

On August 1, 2006, the Company renewed an unsecured short-term LIBOR based loan agreement with a bank to be utilized primarily by its Japanese subsidiary for short-term liquidity purposes. The credit line, which expires on July 31, 2007, provides for the Company to borrow in multiple currencies of up to an equivalent of $35,000,000 U.S. dollars. At December 31, 2006, the Company had outstanding borrowings of $16,804,000 U.S. dollars, payable on demand, at an interest rate of 1.45%.

Additionally, the Company’s Japanese subsidiary has lines of credit and short-term borrowing arrangements with one financial institution which provide for aggregate borrowings as of December 31, 2006 of up to $12,603,000, which generally expire and are renewed at three month intervals. At December 31, 2006 and 2005, total borrowings outstanding under these arrangements were $5,041,000 and $5,938,000, respectively, at an interest rate of 1.50% at December 31, 2006 and at interest rates ranging from 1.21% to 1.24% at December 31, 2005.

Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2006	2005

Mortgage notes	$5,000	$6,667
Less: current portion	—	1,429

Long-term debt less current portion	$5,000	$5,238

In connection with an acquisition in 2002, the Company assumed a long-term debt agreement with the County of Monroe Industrial Development Agency (COMIDA) for a manufacturing facility located in Rochester, New York. The terms are the same as that of the underlying Industrial Development Revenue Bond which calls for payments of interest only through July 1, 2014, at which time the Bond is repayable in a lump sum of $5,000,000. Interest is reset annually based on bond remarketing, with an option by the Company to elect a fixed rate, subject to a maximum rate of 13% per annum. At December 31, 2006 the interest rate was 3.95%. The bond is collateralized by the building. The remaining principal balance outstanding at December 31, 2006 was $5,000,000. The net book value of the building at December 31, 2006 was approximately $9,848,000.

7) Commitments and Contingencies

On November 3, 1999, On-Line Technologies Inc. (“On-Line”), which MKS acquired in 2001, brought suit in federal district court in Connecticut against Perkin-Elmer Corp. (“Perkin-Elmer”) and certain other defendants for infringement of On-Line’s U.S. Patent No. 5,440,143 (the “143 patent”). The suit sought injunctive relief and damages for infringement. Perkin-Elmer filed a counterclaim seeking invalidity of the patent, costs and attorneys’ fees, and in June 2002, moved for summary judgment. In April 2003, the court granted the motion and dismissed the case. MKS appealed this decision to the Federal Circuit Court of Appeals, which, on October 13, 2004, reversed the lower court’s dismissal of MKS’ claim for patent infringement, and the case was remanded to the district court. On March 11, 2005, Perkin-Elmer stipulated that they do infringe a specified claim of the 143 patent. Perkin-Elmer filed a motion for summary judgment seeking to invalidate such claim, which motion was denied on March 23, 2006. The court established an October 2006 trial date. Perkin-Elmer then moved for the court to reconsider its

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

decision and requested a stay of the trial. On September 15, 2006, the court reversed itself, granting Perkin-Elmer’s motion for reconsideration, and holding the specified claim invalid. Following a September 26, 2006 status conference, the court denied the defendants’ request to stay the trial of MKS’ remaining claims. The court continued the trial date and requested summary judgment briefing on the remaining claims following a court ordered 30-day delay for the parties to attempt to settle the case. In January 2007, the parties entered into a confidential settlement agreement, the terms of which do not have a material financial impact to MKS, and agreed to dismiss the case upon such terms. Accordingly, on January 22, 2007, the parties filed with the court a stipulation of dismissal, which the court granted on January 26, 2007.

On October 3, 2005, MKS entered into a settlement agreement with Advanced Energy Industries, Inc. (“Advanced Energy”), pursuant to which Advanced Energy paid MKS $3,000,000 in cash in October 2005. The settlement agreement was entered into in connection with a patent infringement litigation suit filed by MKS’ subsidiary, Applied Science and Technology, Inc. (“ASTeX”), in Delaware district court in May 2003 against Advanced Energy. The settlement agreement also provided that Advanced Energy would not make, use, sell or offer to sell its Rapid, Rapid FE, Rapid OE and Xstream products (or related products) in the United States or any other country in which we held a relevant patent or had pending a patent application on the date of the settlement agreement, during the life of any such patent (or resulting patent, in the case of patent applications). On October 6, 2005, the federal district court in Delaware issued a final judgment of infringement and an injunction prohibiting Advanced Energy from making, using, selling, offering to sell, or importing into the United States such products.

The Company is subject to other legal proceedings and claims, which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

The Company leases certain of its facilities and machinery and equipment under capital and operating leases expiring in various years through 2010 and thereafter. Generally, the facility leases require the Company to pay maintenance, insurance and real estate taxes. Rental expense under operating leases totaled $7,443,000, $7,439,000 and $8,344,000, for the years ended December 31, 2006, 2005 and 2004, respectively.

Minimum lease payments under operating and capital leases are as follows:

	Operating Leases	Capital Leases

Year ending December 31,
2007	$7,405	$1,432
2008	5,920	891
2009	4,484	289
2010	3,647	—
2011	2,789	—
Thereafter	7,077	—

Total minimum lease payments	$31,322	2,612

Less: amounts representing interest		323

Present value of minimum lease payments		2,289
Less: current portion		1,176

Long-term portion		$1,113

As of December 31, 2006 the Company has entered into non-cancelable purchase commitments for certain inventory components and other equipment and services used in its normal operations. The majority of these purchase commitments covered by these arrangements are for periods of less than one year and aggregate to

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

approximately $98,209,000. Additionally, the Company has engaged a third party to provide certain computer equipment, IT network services and IT support. This contract is for a period of approximately six years beginning in September 2004 and has a significant penalty for early termination. The obligation at December 31, 2006 of approximately $22,660,000, excluding capital lease and interest payments of $2,612,000, will be paid over the term of the arrangement. Average annual payments are expected to be approximately $5,700,000.

To the extent permitted by Massachusetts law, the Company’s Restated Articles of Organization, as amended, require the Company to indemnify any of its current or former officers or directors or any person who has served or is serving in any capacity with respect to any of the Company’s employee benefit plans. Because no claim for indemnification has been pursued by any person covered by the relevant provisions of the Company’s Restated Articles of Organization, the Company believes that the estimated exposure for these indemnification obligations is currently minimal. Accordingly, the Company has no liabilities recorded for these requirements as of December 31, 2006.

The Company also enters into agreements in the ordinary course of business which include indemnification provisions. Pursuant to these agreements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified party, generally its customers, for losses suffered or incurred by the indemnified party in connection with certain patent or other intellectual property infringement claims, and, in some instances, other claims, by any third party with respect to the Company’s products. The term of these indemnification obligations is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in some instances, not contractually limited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the Company believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these obligations as of December 31, 2006.

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

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

Offerings under the Purchase Plan commence on June 1 and December 1 and terminate, respectively, on November 30 and May 31. Under the Purchase Plan, eligible employees may purchase shares of Common Stock through payroll deductions of up to 10% of their compensation. The price at which an employee’s option is exercised is the lower of (1) 85% of the closing price of the Common Stock on the Nasdaq Global Market on the day that each offering commences or (2) 85% of the closing price on the day that each offering terminates. During 2006 and 2005, the Company issued 120,515 and 113,525 shares, respectively, of Common Stock to employees who participated in the Purchase Plan at exercise prices of $16.59 and $17.65 in 2006 and $14.19 and $14.27 in 2005. As of December 31, 2006, there were 471,572 shares reserved for future issuance under the Purchase Plan.

The Company’s Second Amended and Restated International Employee Stock Purchase Plan (the “Foreign Purchase Plan”) authorizes the issuance of up to an aggregate of 250,000 shares of Common Stock to participating employees. Offerings under the Foreign Purchase Plan commence on June 1 and December 1 and terminate, respectively, on November 30 and May 31. Under the Foreign Purchase Plan, eligible employees may purchase shares of Common Stock through payroll deductions of up to 10% of their compensation. The price at which an employee’s option is exercised is the lower of (1) 85% of the closing price of the Common Stock on the Nasdaq Global Market on the day that each offering commences or (2) 85% of the closing price on the day that each offering terminates. During 2006 and 2005, the Company issued 23,236 and 24,933 shares, respectively, of Common Stock to employees who participated in the Foreign Purchase Plan at exercise prices of $16.59 and $17.65 and $14.19 and $14.27 per share, respectively. As of December 31, 2006, there were 115,220 shares reserved for future issuance under the Foreign Purchase Plan.

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

The Company’s 2004 Stock Incentive Plan (the “2004 Plan”) was adopted by the board of directors on March 4, 2004 and approved by the stockholders on May 13, 2004. As of December 31, 2006 there were 5,411,818 shares authorized for issuance under the 2004 Plan, which amount shall increase each year by an amount equal to 5% of the total outstanding shares of the Company’s common stock outstanding on January 1 of such year, provided that the maximum aggregate number of shares of common stock which may be issued under the 2004 Plan is 15,000,000 shares (subject to adjustment for certain changes in MKS’ capitalization). The Company may grant options, restricted stock awards, stock appreciation rights and other stock-based awards to employees, officers, directors, consultants and advisors under the 2004 Plan. As of December 31, 2006 there were 4,632,943 shares available for future grant under the 2004 Plan.

The Company’s Second Restated 1995 Stock Incentive Plan (the “1995 Plan”) expired in November 2005 and no further awards may be granted under the 1995 Plan, although there are still outstanding options available for exercise under this plan.

The Company’s 1997 Director Stock Plan (the “1997 Director Plan”) provides for (i) the initial grant of options to purchase 20,000 shares of common stock to each person who first becomes an outside director and (ii) annual grants of options to purchase 12,000 shares of common stock on the date of the annual meeting of stockholders. In December 2004, the board of directors amended the 1997 Director Plan to allow for all options granted on or after May 17, 2000 to be exercisable within the three year period from the date of the director’s termination as director. On March 4, 2004, the board of directors approved, and on May 13, 2004, the stockholders approved, an increase in the number of shares available for issuance under the 1997 Director Plan from 300,000 shares to 750,000 shares. As of December 31, 2006 there were 323,500 shares available for future grant under the 1997 Director Plan.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

On January 7, 2005, the Company accelerated the vesting of outstanding options with an exercise price of $23.00 or greater. As a result of this action, options to purchase approximately 1,600,000 shares became exercisable on January 7, 2005. No compensation expense was recorded in 2005 related to this action as these options had no intrinsic value on January 7, 2005. The reason that the Company accelerated the vesting of the identified stock options was to reduce the Company’s compensation charges in future years.

The Company has granted options to employees under the 2004 Plan, 1995 Plan and the 1993 Stock Option Plan and to directors under the 1997 Director Plan and the 1996 Director Stock Option Plan (collectively, the “Plans”). The Plans are administered by the compensation committee of the Company’s board of directors.

At December 31, 2006, 4,956,443 shares of the Company’s common stock were available for future grants under the Plans. Stock options are granted at an exercise price equal to 100% of the fair value of the Company’s common stock. Generally, stock options granted to employees under the Plans between 2001 and 2005 vest 25% after one year and 6.25% per quarter thereafter and expire 10 years after the grant date. Generally, stock options granted under the Plans prior to 2000 vest 20% after one year and 5% per quarter thereafter, and expire 10 years after the grant date. Options granted to directors generally vest at the earliest of (1) the next annual meeting, (2) 13 months from date of grant, or (3) the effective date of an acquisition. Restricted stock awards generally vest three years from the date of grant.

The following table presents the activity for options under the Plans:

	Year Ended December 31,
	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding — beginning of period	9,459,271	$20.36	10,023,717	$20.25	8,897,899	$20.69
Granted	102,000	$22.94	316,500	$16.93	2,227,830	$17.87
Exercised	(1,563,706)	$13.33	(382,211)	$10.70	(362,140)	$10.66
Forfeited or Expired	(382,910)	$24.64	(498,735)	$23.34	(739,872)	$23.30

Outstanding — end of period	7,614,655	$21.62	9,459,271	$20.36	10,023,717	$20.25

Exercisable at end of period	6,720,395	$22.36	7,750,739	$21.45	5,763,521	$20.42

The following table presents the activity for restricted stock under the Plans:

	Year Ended December 31,
	2006
	Non-Vested Restricted	Weighted Average
	Stock	Grant Date Fair Value

Non-vested restricted stock — beginning of period	—	$—
Granted	741,090	22.01
Vested	(1,250)	22.43
Forfeited or Expired	(25,715)	22.27

Non-vested restricted stock — end of period	714,125	$22.00

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

The following table summarizes information with respect to options outstanding and exercisable under the Plans at December 31, 2006:

	Options Outstanding
			Weighted		Options Exercisable
		Weighted	Average	Aggregate		Weighted	Aggregate
		Average	Remaining	Intrinsic		Average	Intrinsic
	Number of	Exercise	Contractual	Value (In	Number of	Exercise	Value (In
	Shares	Price	Life(In Years)	Thousands)	Shares	Price	Thousands)

$ 4.43 - $ 8.92	163,269	$6.79	1.77	$2,577	163,269	$6.79	$2,577
$10.86 - $19.00	3,071,976	$15.88	6.27	20,582	2,283,835	$16.15	14,683
$19.18 - $29.50	3,540,370	$24.77	5.60	451	3,434,251	$24.83	382
$29.93 - $61.50	839,040	$32.18	5.11	—	839,040	$32.18	—

	7,614,655	$21.62	5.73	$23,610	6,720,395	$22.36	$17,642

The weighted average remaining contractual life of options exercisable was 5.4 years at December 31, 2006.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $22.58 as of December 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2006 was 2,612,470.

The total cash received from employees as a result of employee stock option exercises during the years ended December 31, 2006 and 2005 was approximately $20,838,000 and $4,091,000, respectively. In connection with these exercises, the net tax benefits realized by the Company for the years ended December 31, 2006 and 2005 were approximately $4,614,000 and $1,103,000, respectively.

The Company settles employee stock option exercises with newly issued common shares.

Accumulated Other Comprehensive Income

The balance of accumulated other comprehensive income (loss) was comprised of the following:

		Financial		Accumulated
		Instruments	Unrealized	Other
	Cumulative	Designated as	Gain	Comprehensive
	Translation	Cash Flow	(Loss) on	Income
	Adjustments	Hedges	Investments	(Loss)

Balance at December 31, 2004	$13,705	$(1,103)	$82	$12,684
Foreign currency translation adjustment, net of taxes of $0	(7,411)	—	—	(7,411)
Changes in value of financial instruments designated as cash flow hedges, net of taxes of $1,019	—	1,697	—	1,697
Change in unrealized gain (loss) on investments, net of tax benefit of $21	—	—	(34)	(34)

Balance at December 31, 2005	6,294	594	48	6,936
Foreign currency translation adjustment, net of taxes of $0	3,172	—	—	3,172
Changes in value of financial instruments designated as cash flow hedges, net of tax benefit of $90	—	(149)	—	(149)
Change in unrealized gain (loss) on investments, net of taxes of $64	—	—	106	106

Balance at December 31, 2006	$9,466	$445	$154	$10,065

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

9) Income Taxes

A reconciliation of the Company’s 2006, 2005 and 2004 effective tax rate to the U.S. federal statutory rate follows:

	2006	2005	2004

U.S. Federal income tax statutory rate	35.0%	35.0%	35.0%
Federal and state tax credits	(1.7)	(4.7)	(3.5)
State income taxes, net of federal benefit	2.3	1.7	0.7
Effect of foreign operations taxed at various rates	(7.1)	(5.3)	(6.9)
Extraterritorial income and qualified production activity tax benefit	(0.9)	(2.0)	(0.5)
Deferred tax asset valuation allowance	(2.1)	1.3	(30.7)
Other	2.5	0.5	2.0

	28.0%	26.5%	(3.9)%

The components of income before income taxes and the related provision (benefit) for income taxes consist of the following:

	Year Ended December 31,
	2006	2005	2004

Income before income taxes:
United States	$72,276	$14,872	$37,098
Foreign	58,665	32,135	30,130

	$130,941	$47,007	$67,228

Current taxes:
United States Federal	$36,056	$1,958	$841
State	3,252	1,259	716
Foreign	8,916	8,922	6,061

	48,224	12,139	7,618
Deferred taxes:
United States Federal	(9,219)	856	(9,141)
State and Foreign	(2,299)	(553)	(1,088)

	(11,518)	303	(10,229)

Provision (benefit) for income taxes	$36,706	$12,442	$(2,611)

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

At December 31, 2006 and 2005, the significant components of the deferred tax assets and deferred tax liabilities were as follows:

	2006	2005

Deferred tax assets:
Net operating losses and credits	$2,751	$5,709
Inventory and warranty reserves	13,863	12,447
Accounts receivable and other accruals	5,320	3,938
Depreciation and amortization	5,988	5,665
Stock-based compensation	4,447	—
Other	2,316	2,077

Total deferred tax assets	34,685	29,836

Deferred tax liabilities:
Acquired intangible assets	(18,618)	(13,192)
Other	(498)	(135)

Total deferred tax liabilities	(19,116)	(13,327)

Valuation allowance	(317)	(3,497)

Net deferred tax assets	$15,252	$13,012

At December 31, 2006, as a result of the acquisition of Ion Systems, Inc (“Ion”), the Company had a federal net operating loss carryforward of $1,216,080 and a federal general business credit carryforward of $71,246. The Company’s intention is to carryback both these tax attributes to previous Ion tax years and recover $497,000 of previously paid taxes.

Although the Company believes that its tax positions are consistent with applicable U.S. federal and state and international laws, certain tax reserves are maintained at December 31, 2006 should these positions be challenged by the applicable tax authority and additional tax assessed on audit. During the year ended December 31, 2006, we received a notification letter from the Israeli Ministry of Industry Trade and Labor (“MITL”) indicating that our Israeli operations were in compliance with requirements relating to the tax holiday granted to our manufacturing operations in Israel in 2001. This tax holiday is anticipated to expire in 2011 and is subject to meeting continued investment, employment and other requirements under the guidelines of the MITL. This tax holiday resulted in income tax savings of $5,125,000, $1,190,000 and $2,547,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Additionally, we recorded the impact of both a change in German tax rules allowing interest deductions on certain loans and adjustments relating to transfer pricing. As a result of these items we recorded additional income tax benefits of $1,565,000 for the year ended December 31, 2006.

During 2005, the Internal Revenue Service (“IRS”) completed its examination of the Company’s tax returns for the tax years 1999 through 2002. As a result of this examination, during the year ended December 31, 2005, the Company recorded a reduction in income taxes payable of $1,621,000, a benefit to income tax expense of $1,901,000 and a $576,000 reduction of goodwill related to a previous acquisition.

The net reduction in the valuation allowance for the year ended December 31, 2006 resulted from the utilization of state tax credit carryovers of $2,706,000 and the expiration of credits of $474,000 on a merged subsidiary.

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

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act contains a provision allowing U.S. multinational companies a one-time incentive to repatriate foreign earnings at an effective tax rate of 5.25%. During 2005, the Company conducted an extensive study of the new provision and concluded that no opportunities existed from which the Company could benefit from repatriation of its undistributed foreign earnings. Through December 31, 2006, the Company has not provided deferred income taxes on the undistributed earnings of its foreign subsidiaries because such earnings were intended to be permanently reinvested outside the U.S. Determination of the potential deferred income tax liability on these undistributed earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs. At December 31, 2006, the Company had $140,345,000 of undistributed earnings in its foreign subsidiaries.

10) Employee Benefit Plans

The Company has a 401(k) profit-sharing plan for U.S. employees meeting certain requirements in which eligible employees may contribute between 1% and 20% of their annual compensation to this plan, and, with respect to employees who are age 50 and older, certain specified additional amounts, limited by an annual maximum amount determined by the Internal Revenue Service. The Company, at its discretion, may provide a matching contribution which will generally match up to the first 2% of each participant’s compensation, plus 25% of the next 4% of compensation. At the discretion of the board of directors, the Company may also make additional contributions for the benefit of all eligible employees. The Company’s contributions were $2,385,000, $1,894,000 and $1,773,000 for 2006, 2005 and 2004, respectively.

The Company maintains a bonus plan which provides cash awards to key employees, at the discretion of the compensation committee of the board of directors, based upon operating results and employee performance. The bonus expense was $10,300,000 in 2006, $2,402,000 in 2005 and was $4,617,000 in 2004.

The Company provides supplemental retirement benefits for certain of its officers and executive officers. This obligation was not material at December 31, 2006 and at December 31, 2005.

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

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

	Year Ended December 31,
	2006	2005	2004

Geographic net sales
United States	$515,896	$320,816	$367,233
Japan	96,936	79,820	85,571
Europe	70,648	52,687	46,868
Asia	99,321	55,971	55,408

	$782,801	$509,294	$555,080

	December 31,
	2006	2005

Long — lived assets
United States	$68,393	$66,588
Japan	5,479	5,679
Europe	4,908	4,311
Asia	3,609	4,493

	$82,389	$81,071

The Company groups its products into three product groups. Net sales for these product groups are as follows:

	December 31,
	2006	2005	2004

Instruments and Control Systems	$371,919	$233,279	$253,422
Power and Reactive Gas Products	328,810	215,858	234,230
Vacuum Products	82,072	60,157	67,428

	$782,801	$509,294	$555,080

The Company had one customer comprising 21%, 18% and 20% of net sales for the years ended December 31, 2006, 2005 and 2004, respectively. During the years ended December 31, 2006, 2005 and 2004, the Company estimates that approximately 70%, 71% and 74% of its net sales, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers.

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

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition:

Current assets	$17,310
Intangible assets	25,947
Other assets	3,066
Goodwill	45,017

Total assets acquired	91,340
Current liabilities	(7,245)
Deferred tax liabilities	(10,159)

Total liabilities assumed	(17,404)

Total purchase price including acquisition costs	$73,936

The goodwill and other intangible assets associated with the acquisition are not deductible for tax purposes. Of the $25,947,000 of acquired intangible assets, the following table reflects the allocation of the acquired intangible assets and related estimates of useful lives:

Customer relationships	$11,992	8-year useful life
Completed technology	10,255	6-year useful life
Tradenames	2,300	8-year useful life
Order backlog	1,000	3 months
In-process research and development	400

	$25,947

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

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition:

Current assets	$4,243
Intangible assets	7,650
Other assets	400
Goodwill	22,060

Total assets acquired	34,353
Current liabilities	(1,929)
Deferred tax liabilities	(2,030)

Total liabilities assumed	(3,959)

Total purchase price including acquisition costs	$30,394

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

On October 11, 2006, we completed our acquisition of Novx Corp. (“Novx”), a provider of electrostatic charge monitoring technology for semiconductor, data storage, telecommunication, medical device and other markets. Novx’s technology expands our capability to monitor, detect and control electrostatic charge in advanced process environments, such as semiconductor and hard disk drive manufacturing. The total purchase price for Novx was $2,552,000.

The results of these acquisitions were included in the Company’s consolidated operations beginning on the date of acquisition. The pro forma consolidated statements reflecting the operating results of Ion, Umetrics and Novx, had they been acquired as of January 1, 2005, would not differ materially from the operating results of the Company as reported for the twelve months ended December 31, 2005.

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

14) Restructuring and Asset Impairment Charges

As a result of the Company’s various acquisitions from 2000 through 2002 and the downturn in the semiconductor capital equipment market which began in 2000, the Company had redundant activities and excess manufacturing capacity and office space. Therefore in 2002, and continuing through the first quarter of 2004, the Company implemented restructuring activities to rationalize manufacturing operations and reduce operating expenses. As a result of these actions, the Company recorded restructuring and asset impairment charges of $4,319,000 between 2002 and 2003.

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

The following table sets forth the components of the restructuring activities initiated during 2006, 2005 and 2004, and the related accruals remaining at December 31, 2006:

	Workforce		Facility
	Reductions	Other	Consolidations	Total

Reserve balance as of December 31, 2003	$199	$—	$1,831	$2,030
Restructuring provision in 2004	—	—	437	437
Charges utilized in 2004	(110)	—	(736)	(846)

Reserve balance as of December 31, 2004	89	—	1,532	1,621
Restructuring provision in 2005	199	251	(365)	85
Charges utilized in 2005	(204)	—	(852)	(1,056)

Reserve balance as of December 31, 2005	84	251	315	650
Restructuring provision in 2006	—	—	—	—
Charges utilized in 2006	(84)	(251)	(207)	(542)

Reserve balance as of December 31, 2006	$—	$—	$108	$108

The remaining facilities consolidation charges will be paid over the remaining lease term, which ends in 2007.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

15) Goodwill and Intangible Assets

The Company is required to perform an annual impairment test of its goodwill under the provisions of SFAS 142. SFAS 142 requires that companies identify and assess goodwill at the reporting unit level. Reporting units are defined as operating segments or one level below an operating segment, referred to as a component. The Company has determined that its reporting units are components of its operating segment. The Company allocates goodwill to reporting units at the time of acquisition and bases that allocation on which reporting units will benefit from the acquired assets and liabilities. The fair value of each reporting unit with goodwill is compared to its recorded book value. An excess of book value over fair value indicates that an impairment of goodwill exists. Fair value is based on a discounted cash flow analysis of expectations of future earnings for each of the reporting units with goodwill. The Company completed its annual impairment test for 2006 and 2005 and concluded that no impairment of goodwill existed as of October 31, 2006 or October 31, 2005, the annual goodwill measurement date.

The changes in the carrying amount of goodwill during the years ended December 31, 2006 and 2005 were as follows:

	Year Ended
	December 31, 2006	December 31, 2005

Balance, beginning of year	$255,243	$255,740
Goodwill acquired during the year	68,606	—
IRS settlement adjustment and foreign currency translation	124	(497)

Balance, end of year	$323,973	$255,243

Components of the Company’s acquired intangible assets are comprised of the following:

	December 31, 2006		December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Completed technology	$87,087	$(63,570)	$72,421	$(51,520)
Customer relationships	20,932	(7,139)	6,640	(4,481)
Patents, trademarks, tradenames and other	16,494	(10,700)	12,395	(8,032)

	$124,513	$(81,409)	$91,456	$(64,033)

Aggregate amortization expense related to acquired intangibles for the years ended December 31, 2006, 2005 and 2004 were $17,376,000, $13,864,000 and $14,764,000, respectively. Estimated amortization expense related to acquired intangibles for each of the five succeeding years is as follows:

Year	Amount

2007	$15,769
2008	8,096
2009	5,835
2010	4,742
2011	4,327

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

Product warranty activity for the years ended December 31, were as follows:

	2006	2005

Balance at beginning of year	$7,766	$7,601
Warranty assumed through acquisitions	612	—
Provisions for product warranties	13,006	8,392
Direct charges to the warranty liability	(9,835)	(8,227)

Balance at end of year	$11,549	$7,766

17) Other Accrued Expenses

Other accrued expenses consist of:

	December 31
	2006	2005

Product warranties	$11,549	$7,766
Other	13,482	11,333

	$25,031	$19,099

18) Related Party Transactions

The Vice President and General Manager of the Company’s Vacuum Products Group is the general partner of two real estate entities (the “Aspen Entities”). The Company leases from the Aspen Entities certain facilities occupied by the Company’s Vacuum Products Group in Boulder, Colorado. The Company paid Aspen $751,000, $835,000 and $1,111,000 in 2006, 2005 and 2004, respectively, to lease such facilities.

Emerson Electric Co. (“Emerson”) was the beneficial owner of approximately 5% of the outstanding shares of the Company’s common stock at December 31, 2006. During 2006, 2005 and 2004, the Company purchased materials and administrative services from Emerson and its subsidiaries totaling approximately $1,430,000, $800,000 and $1,854,000, respectively. In addition, in accordance with the terms of a Shareholder’s Agreement between the Company and Emerson, the Company paid the expenses of Emerson relating to the registration of shares in connection with a public offering of Common Stock that closed in January 2004. Such expenses were $176,000.

19) Subsequent Event — Share Repurchase Program

On February 12, 2007, the Company’s Board of Directors approved a share repurchase program (the “Program”) for the repurchase of up to $300 million of the Company’s outstanding stock over the next two years. The repurchases may be made from time to time on the open market or through privately negotiated transactions. The timing and amount of any shares repurchased under the Program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions. The Program may be discontinued at any time at the discretion of the Company and its Board of Directors.

MKS INSTRUMENTS, INC.

SUPPLEMENTAL FINANCIAL DATA

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(Table in thousands, except per share data)
	(Unaudited)

2006
Statement of Operations Data
Net sales	$179,061	$198,351	$205,494	$199,895
Gross profit	73,745	86,501	90,619	87,257
Income from operations (1)	21,869	34,452	35,622	30,598
Net income (1,2)	$15,435	$24,374	$27,933	$26,493
Net income per share:
Basic	$0.28	$0.44	$0.50	$0.47
Diluted	$0.28	$0.44	$0.50	$0.47
2005
Statement of Operations Data
Net sales	$127,407	$130,193	$122,520	$129,174
Gross profit	49,362	51,786	47,657	51,629
Income from operations (3)	6,820	10,364	8,528	14,836
Net income (3,4)	5,458	9,778	7,224	12,105
Net income per share:
Basic	$0.10	$0.18	$0.13	$0.22
Diluted	$0.10	$0.18	$0.13	$0.22

(1)	Income from operations and Net income for the quarters ended March 31, June 30, September 30 and December 31, 2006 include stock-based compensation, excluding tax benefits, of $2.7 million, $3.3 million, $3.9 million and $3.3 million, respectively, as a result of adopting SFAS 123R.

(2)	Net income for the quarter ended September 30, 2006 includes a net tax benefit of $1.6 million primarily attributable to certain discrete tax matters related to our international operations. Net income for the quarter ended December 31, 2006 includes a net tax benefit of $3.1 million attributable to the impact on prior quarters of the retroactive extension of the R&D tax credit from January 1, 2006 through December 31, 2006 and to a reduction of the valuation allowance on state tax credits.

(3)	Income from operations and Net income for the quarter ended December 31, 2005, include income from a litigation settlement of $3.0 million and $1.9 million, net of tax, respectively.

(4)	Net income for the quarter ended June 30, 2005 includes a benefit of $1.9 million in connection with closing an IRS audit.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Effectiveness of Disclosure Controls and Procedures

MKS’ management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

The management of MKS is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, MKS’ management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2006, our internal control over financial reporting was effective based on those criteria.

Management has excluded the operations of Ion Systems Inc. (“Ion”), Umetrics, AB (“Umetrics”) and Novx Corp. (“Novx”) from its assessment of internal control over financial reporting as of December 31, 2006 because those entities were acquired by the Company in purchase business combinations during fiscal 2006. The total assets and total revenues of the acquired businesses of Ion, Umetrics and Novx represent 12% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 34.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Election of Directors,” “Executive Officers,” “Code of Ethics,” “Directors — Audit Committee Financial Expert” and “Corporate Governance” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders, and is incorporated herein by reference.

We are also required under Item 405 of Regulation S-K to provide information concerning delinquent filers of reports under Section 16 of the Securities and Exchange Act of 1934, as amended. This information is listed under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. This information is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is set forth under the captions “Executive Officers — Executive Compensation” and “Executive Officers — Compensation Discussion and Analysis” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. This information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. This information is incorporated herein by reference.

The information required by Item 201(d) of Regulation S-K is set forth under the caption “Executive Officers — Equity Compensation Plan Information” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. This information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth under the caption “Executive Officers — Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. This information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is set forth under the caption “Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. This information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Report:

1. Financial Statements.  The following Consolidated Financial Statements are included under Item 8 on this Annual Report on Form 10-K.

2. Financial Statement Schedules

The following consolidated financial statement schedule is included in this Annual Report on Form 10-K of Item 15(d):

Schedule II — Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted since they are either not required or information is otherwise included.

3. Exhibits.  The following exhibits are filed as part of this Annual Report on Form 10-K pursuant to Item 15(c).

Exhibit No.		Title

+3	.1 (1)	Restated Articles of Organization
+3	.2 (2)	Articles of Amendment, as filed with the Secretary of State of Massachusetts on May 18, 2001
+3	.3 (3)	Articles of Amendment, as filed with the Secretary of State of Massachusetts on May 16, 2002
+3	.4 (4)	Amended and Restated By-Laws
+4	.1 (4)	Specimen certificate representing the common stock
+10	.1(5)*	Applied Science and Technology, Inc. 1993 Stock Option Plan, as amended

Exhibit No.		Title

+10	.2(6)*	Applied Science and Technology, Inc. 1994 Formula Stock Option Plan, as amended
+10	.3(4)*	1996 Amended and Restated Director Stock Option Plan
+10	.4(7)*	Second Amended and Restated 1997 Director Stock Option Plan, and forms of option agreements thereto
+10	.5(8)*	2004 Stock Incentive Plan, as amended (the “2004 Plan”)
+10	.6(9)*	Form of Nonstatutory Stock Option Agreement to be granted under the 2004 Plan
+10	.7(10)*	Form of Performance Stock Award under the 2004 Plan
+10	.8(11)*	Form of Restricted Stock Award under the 2004 Plan
+10	.9(12)*	Form of Restricted Stock Unit Agreement (cliff vesting) under the 2004 Plan
10	.10*	Form of Restricted Stock Unit Agreement for Initial Grant to Non-Employee Directors under the 2004 Plan
10	.11*	Form of Restricted Stock Unit Agreement for Annual Grant to Non-Employee Directors under the 2004 Plan
10	.12*	Form of Performance-Based Restricted Stock Unit Agreement under the 2004 Plan
10	.13*	Form of Time-Based Restricted Stock Unit Agreement under the 2004 Plan
+10	.14(13)*	Second Restated 1995 Stock Incentive Plan (the “1995 Plan”)
+10	.15(14)*	Form of Nonstatutory Stock Option Agreement under the 1995 Plan
+10	.16(10)*	Form of Performance Stock Award under Registrant’s 1995 Plan
+10	.17(14)*	Third Restated 1999 Employee Stock Purchase Plan
+10	.18(14)*	Second Restated International Employee Stock Purchase Plan
+10	.19(15)*	2007 Management Incentive Bonus Program
+10	.20(16)*	Employment Agreement dated as of July 1, 2005 between John Bertucci and the Registrant
+10	.21(16)*	Employment Agreement dated July 1, 2005 between Leo Berlinghieri and the Registrant
+10	.22(16)*	Employment Agreement dated as of July 1, 2005 between Ronald C. Weigner and the Registrant
+10	.23(16)*	Amended and Restated Employment Agreement dated as of July 1, 2005 between William D. Stewart and the Registrant
+10	.24(14)*	Employment Agreement dated as of July 30, 2004 between Robert Klimm and the Registrant
+10	.25(14)*	Employment Agreement dated as of July 30, 2004 between John Smith and the Registrant
+10	.26(17)*	Employment Agreement dated as of January 25, 2005 between Ron Hadar and the Registrant
+10	.27(18)*	Employment Agreement dated as of April 25, 2005 between Gerald Colella and the Registrant
+10	.28(19)*	Employment Agreement dated as of November 25, 2005 between Frank Schneider and the Registrant
10	.29*	Summary of 2007 Compensatory Arrangements with Executive Officers
+10	.30(20)*	Summary of Compensatory Arrangements with Non-Employee Directors
+10	.31(21)*	Lease Agreement dated as of June 25, 2005 by and between 5330 Sterling Drive LLC and the Registrant
+10	.32(21)*	Lease Agreement dated as of June 25, 2005 by and between Aspen Industrial Park Partnership LLLP and the Registrant
+10	.33(21)	Optional Advanced Demand Grid Note dated August 3, 2004 in favor of HSBC Bank USA (“HSBC Note”), and Amendment thereto dated as of July 29, 2005
+10	.34(22)	Second Amendment, dated July 31, 2007, to HSBC Note
+10	.35(23)	Loan Agreement between ASTeX Realty Corp. and Citizens Bank of Massachusetts, dated March 6, 2000, along with Exhibit A thereto

Exhibit No.		Title

+10	.36(24)	Shareholder Agreement dated as of January 31, 2002 among the Registrant and Emerson Electric Co.
+10	.37(25)	Global Supply Agreement dated April 12, 2005 by and between the Registrant and Applied Materials, Inc.
+10	.38(26)	Settlement Agreement dated as of October 3, 2005 by and between the Registrant, Applied Science and Technology, Inc. and Advanced Energy, Inc.
+10	.39(27)	Agreement and Plan of Merger dated as of November 25, 2005 among Ion Systems, Inc., the Registrant and TWCP, L.P.
21.1		Subsidiaries of the Registrant
23.1		Consent of PricewaterhouseCoopers LLP
31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Previously filed

*	Management contract or compensatory plan arrangement filed as an Exhibit to this Form 10-K pursuant to Item 15(b) of this report.

(1)	Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-49738) filed with the Securities and Exchange Commission on November 13, 2000.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(4)	Incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 28, 1999, as amended.

(5)	Incorporated by reference to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 29, 2001.

(6)	Incorporated by reference to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 29, 2001.

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2006.

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2007. Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2005.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2005.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2005.

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2006.

(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2006.

(21)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2006.

(23)	Incorporated by reference to Applied Science and Technology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 25, 2000.

(24)	Incorporated by reference to the Registrant’s Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2002.

(25)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2005.

(26)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2005.

(27)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2005.

(b) Exhibits

 MKS hereby files as exhibits to our Annual Report on Form 10-K those exhibits listed in Item 15 above.

(c) Financial Statement Schedules

MKS INSTRUMENTS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Charged to
	Beginning	Costs and	Other	Deductions &	Balance at
Description	of Year	Expenses	Accounts	Write-offs	End of Year
	(Dollars in thousands)

Accounts receivable allowance
Year ended December 31,
2006	$3,178	$5,607	$—	$4,252	$4,533
2005	$3,238	$4,101	$—	$4,161	$3,178
2004	$2,415	$3,905	$—	$3,082	$3,238

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

Signatures	Title	Date

/s/ John R. Bertucci John R. Bertucci	Chairman of the Board of Directors	February 23, 2007

/s/ Leo Berlinghieri Leo Berlinghieri	Chief Executive Officer, President and Director (Principal Executive Officer)	February 27, 2007

/s/ Ronald C. Weigner Ronald C. Weigner	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2007

/s/ Robert R. Anderson Robert R. Anderson	Director	February 25, 2007

/s/ Gregory R. Beecher Gregory R. Beecher	Director	February 27, 2007

/s/ James G. Berges James G. Berges	Director	February 23, 2007

/s/ Richard S. Chute Richard S. Chute	Director	February 21, 2007

/s/ Hans-Jochen Kahl Hans-Jochen Kahl	Director	February 22, 2007

/s/ Owen W. Robbins Owen W. Robbins	Director	February 27, 2007

/s/ Louis P. Valente Louis P. Valente	Director	February 26, 2007