Form 10-Q
period 2007-03-31
MKS INSTRUMENTS INC
filed 2007-05-09
CIK 1049502

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☑      Accelerated filer ☐     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐      No ☑
     Number of shares outstanding of the issuer’s common stock as of April 30, 2007: 57,292,505

MKS INSTRUMENTS, INC.
FORM 10-Q
INDEX

PART I.      FINANCIAL INFORMATION
     ITEM 1.      FINANCIAL STATEMENTS.
MKS INSTRUMENTS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$246,215	$215,208
Short-term investments	67,042	74,749
Trade accounts receivable, net	131,817	123,658
Inventories	157,356	149,820
Deferred income taxes	16,957	16,787
Other current assets	14,405	11,216

Total current assets	633,792	591,438

Property, plant and equipment, net	78,851	79,463
Long-term investments	2,463	2,816
Goodwill	323,715	323,973
Acquired intangible assets, net	40,275	43,104
Other assets	2,608	2,926

Total assets	$1,081,704	$1,043,720

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$20,781	$21,845
Current portion of capital lease obligations	1,299	1,176
Accounts payable	43,533	38,541
Accrued compensation	15,665	26,685
Income taxes payable	12,002	16,619
Other accrued expenses	29,897	25,031

Total current liabilities	123,177	129,897

Long-term debt	5,000	5,000
Long-term portion of capital lease obligations	1,037	1,113
Deferred income taxes	2,765	1,535
Other liabilities	17,029	4,956
Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, no par value, 200,000,000 shares authorized; 56,939,004 and 56,671,625 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	113	113
Additional paid-in capital	691,030	680,164
Retained earnings	231,413	210,877
Accumulated other comprehensive income	10,140	10,065

Total stockholders’ equity	932,696	901,219

Total liabilities and stockholders’ equity	$1,081,704	$1,043,720

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Net sales	$211,432	$179,061
Cost of sales	118,570	105,316

Gross profit	92,862	73,745

Research and development	18,299	16,057
Selling, general and administrative	34,576	29,765
Amortization of acquired intangible assets	4,107	5,254
Purchase of in-process technology	—	800

Income from operations	35,880	21,869
Interest expense	217	203
Interest income	3,522	1,633

Income before income taxes	39,185	23,299
Provision for income taxes	11,895	7,864

Net income	$27,290	$15,435

Net income per share:
Basic	$0.48	$0.28

Diluted	$0.48	$0.28

Weighted average common shares outstanding:
Basic	56,354	54,660

Diluted	57,326	55,269

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$27,290	$15,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,650	8,522
Stock-based compensation	3,033	2,666
Tax benefit from stock-based compensation	1,254	1,960
Excess tax benefit from stock-based compensation	(145)	(815)
Other	1,166	649
Changes in operating assets and liabilities, net of businesses acquired:
Trade accounts receivable	(7,783)	(18,038)
Inventories	(7,311)	(9,723)
Other current assets	(3,655)	(321)
Accrued expenses and other current liabilities	5,855	1,962
Accounts payable	4,928	6,391
Income taxes payable	(4,637)	1,975

Net cash provided by operating activities	27,645	10,663

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	(96,615)
Purchases of short-term and long-term available for sale investments	(32,310)	(25,973)
Maturities and sales of short-term and long-term available for sale investments	40,402	41,389
Purchases of property, plant and equipment	(2,317)	(2,064)
Other	(863)	(287)

Net cash provided by (used in) investing activities	4,912	(83,550)

Cash flows from financing activities:
Proceeds from short-term borrowings	25,576	18,727
Payments on short-term borrowings	(26,895)	(17,024)
Repurchases of common stock	(12,875)	—
Principal payments on long-term debt and capital lease obligations	(292)	(1,788)
Proceeds from exercise of stock options and employee stock purchase plan	12,700	7,963
Excess tax benefit from stock-based compensation	145	815

Net cash provided by (used in) financing activities	(1,641)	8,693

Effect of exchange rate changes on cash and cash equivalents	91	442

Increase (decrease) in cash and cash equivalents	31,007	(63,752)
Cash and cash equivalents at beginning of period	215,208	220,573

Cash and cash equivalents at end of period	$246,215	$156,821

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
1)	Basis of Presentation
The terms “MKS” and the “Company” refer to MKS Instruments, Inc. and its subsidiaries. The interim financial data as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 is unaudited; however, in the opinion of MKS, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the MKS Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on February 28, 2007.
The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, stock-based compensation, inventory, intangible assets, goodwill and other long-lived assets, in-process research and development expenses, merger expenses, income taxes and investments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Certain amounts in prior periods have been reclassified to be consistent with the current period presentation.
2)	Goodwill and Intangible Assets
Intangible Assets
Acquired amortizable intangible assets consisted of the following as of March 31, 2007:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Completed technology	$87,704	$(66,394)	$21,310
Customer relationships	21,242	(7,819)	13,423
Patents, trademarks, tradenames and other	16,674	(11,132)	5,542

	$125,620	$(85,345)	$40,275

Acquired amortizable intangible assets consisted of the following as of December 31, 2006:

			Net
	Gross Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Completed technology	$87,087	$(63,570)	$23,517
Customer relationships	20,932	(7,139)	13,793
Patents, trademarks, tradenames and other	16,494	(10,700)	5,794

	$124,513	$(81,409)	$43,104

Aggregate amortization expense related to acquired intangibles for the three months ended March 31, 2007 and 2006 was $4,107,000 and $5,254,000, respectively. Estimated amortization expense related to acquired intangibles for the remainder of 2007 and in total for the year is $11,662,000 and $15,769,000, respectively. Estimated amortization expense for 2008 and for each of the three succeeding fiscal years is as follows:

Year	Amount
2008	$8,096
2009	5,835
2010	4,742
2011	4,327

MKS INSTRUMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)
Goodwill
The changes in the carrying amount of goodwill during the three months ended March 31, 2007 were not material.
3)	Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	March 31,
	2007	2006
Numerator:
Net income	$27,290	$15,435

Denominator:
Shares used in net income per common share – basic	56,354	54,660
Effect of dilutive securities:
Stock options, restricted stock and employee stock purchase plan	972	609

Shares used in net income per common share – diluted	57,326	55,269

Net income per common share:
Basic	$0.48	$0.28

Diluted	$0.48	$0.28

For purposes of computing diluted net income per common share, 3,491,593 and 4,707,690 outstanding options for the three months ended March 31, 2007 and 2006, respectively, were excluded from the calculation as their inclusion would be anti-dilutive. There were options to purchase approximately 8,114,691 and 8,825,101 shares of the Company’s common stock outstanding as of March 31, 2007 and 2006, respectively.
4)	Inventories
Inventories consist of the following:

	March 31,	December 31,
	2007	2006
Raw material	$85,175	$82,007
Work in process	27,344	26,943
Finished goods	44,837	40,870

	$157,356	$149,820

5)	Stockholders’ Equity
Comprehensive Income
Components of comprehensive income were as follows:

	Three Months Ended
	March 31,
	2007	2006
Net income	$27,290	$15,435
Other comprehensive income (loss):
Changes in value of financial instruments designated as cash flow hedges (net of tax benefit of $(181) and $(263), respectively)	(302)	(470)
Foreign currency translation adjustment	350	870
Unrealized gain on investments (net of tax of $16 and $40, respectively)	27	72

Other comprehensive income	75	472

Total comprehensive income	$27,365	$15,907

Stock Repurchase Program
On February 12, 2007, MKS’ Board of Directors approved a share repurchase program (the “Program”) for the repurchase of up to $300 million of its outstanding stock over the subsequent two years. The repurchases may be made from time to time on the open market or through privately negotiated transactions. The timing and amount of any shares repurchased under the Program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions. The Program may be discontinued at any time at the discretion of the Company and its Board of Directors. During the three months ended March 31, 2007, we repurchased 510,000 shares of common stock for $12,875,000 for an average price of $25.24.

MKS INSTRUMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)
Share-Based Compensation
At March 31, 2007, total unrecognized estimated compensation cost related to non-vested stock options, restricted stock and restricted stock units (collectively “stock-based shares”) granted prior to that date was approximately $30,028,000, which is expected to be recognized over a weighted-average period of 2.3 years. Net stock-based shares, after forfeitures and cancellations, granted during the three months ended March 31, 2007 and 2006 represented 1.0% and 1.1%, respectively, of outstanding shares as of the beginning of each fiscal period and represented 1.0% and 1.1%, respectively, of outstanding shares as of the end of each fiscal period.
6)	Income Taxes
The Company has adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) as of January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the total amount of gross unrecognized tax benefits, which excludes interest and penalties discussed below, was approximately $10,500,000. If these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of approximately $10,100,000 would impact the Company’s effective tax rate. The total amount of gross unrecognized tax benefits at March 31, 2007 was approximately $11,000,000. The increase from January 1, 2007 was primarily attributable to tax positions taken by the Company in the current year.
MKS and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2002. As of March 31, 2007, there were ongoing audits in various other tax jurisdictions. The Company does not expect any material changes to the returns as filed from these open audits.
Within the next four quarters, the statute of limitations will close on the 2001 and 2002 tax returns filed in various foreign jurisdictions. As a result, it is reasonably expected that net unrecognized tax benefits from these foreign jurisdictions may be recognized within the next four quarters. The recognition of these tax benefits is not expected to have a material impact on the Company’s financial statements. The Company does not reasonably expect any other significant changes in the next four quarters. The following tax years, in the major tax jurisdictions noted, are open for assessment or refund: U.S. Federal: 2003 to 2006, Germany: 2002 to 2006, Korea: 2005 and 2006, Japan: 2001 to 2006, and the United Kingdom: 2005 and 2006.
The Company will accrue interest and, if applicable, penalties, for any uncertain tax positions. This interest and penalty expense will be a component of income tax expense. At the date of adoption of FIN 48 and at March 31, 2007, the Company had approximately $700,000 and $800,000, respectively, accrued for interest on unrecognized tax benefits.
The Company’s effective tax rate for the three months ended March 31, 2007 was 30.4%. The effective tax rate is less than the statutory tax rate primarily due to the profits of the Company’s international subsidiaries being taxed at rates lower than the U.S. statutory tax rate.
7)	Geographic, Product and Significant Customer Information
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

	Three Months Ended
	March 31,
	2007	2006
Geographic net sales:
United States	$130,347	$125,133
Japan	26,046	22,533
Europe	20,927	14,532
Asia	34,112	16,863

	$211,432	$179,061

MKS INSTRUMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)

	March 31,	December 31,
	2007	2006
Long-lived assets:
United States	$67,405	$68,393
Japan	5,685	5,479
Europe	4,790	4,908
Asia	3,579	3,609

	$81,459	$82,389

The Company groups its products into three product groups. Net sales for these product groups are as follows:

	Three Months Ended
	March 31,
	2007	2006
Instruments and Control Systems	$101,191	$83,908
Power and Reactive Gas Products	85,567	76,584
Vacuum Products	24,674	18,569

	$211,432	$179,061

The Company had one customer comprising 18% of net sales for the three months ended March 31, 2007 and two customers comprising 22% and 12%, respectively, of net sales for the three months ended March 31, 2006.
8)	Commitments and Contingencies
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
The Company reviewed its contractual obligations and commercial commitments as of March 31, 2007 and determined that there were no significant changes from the ones set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. However, certain changes in the Company’s obligations related to the adoption of FIN 48 are discussed in Note 6, Income Taxes, in the Notes to Consolidated Financial Statements in this Form 10-Q.
9)	Product Warranties
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
Product warranty activities for the three months ended March 31 were as follows:

	2007	2006
Balance at January 1	$11,549	$7,766
Fair value of warranty liabilities acquired during the first quarter	—	562
Provisions for product warranties during the first quarter	1,959	3,432
Direct charges to warranty liability during the first quarter	(2,177)	(2,272)

Balance at March 31	$11,331	$9,488

10)	Recently Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. MKS is currently in the process of evaluating any potential impact of SFAS 157.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value and requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, although early adoption is permitted. The Company is currently evaluating the impact of this Statement and has not yet determined its possible effect on its consolidated financial statements.

MKS INSTRUMENTS, INC.
          ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          We believe that this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. When used herein, the words “believes,” “anticipates,” “plans,” “expects,” “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect management’s current opinions and are subject to certain risks and uncertainties that could cause results to differ materially from those stated or implied. We assume no obligation to update this information. Risks and uncertainties include, but are not limited to those discussed in the section in this Report entitled “Risk Factors.”
Overview
          We are a leading worldwide provider of instruments, components, subsystems and process control solutions that measure, control, power, monitor and analyze critical parameters of semiconductor and other advanced manufacturing processes.
          We are managed as one operating segment which is organized around three product groups: Instruments and Control Systems, Power and Reactive Gas Products and Vacuum Products. Our products are derived from our core competencies in pressure measurement and control, materials delivery, gas and thin-film composition analysis, electrostatic charge control, control and information management, power and reactive gas generation and vacuum technology. Our products are used to manufacture semiconductors and thin film coatings for diverse markets such as flat panel displays, optical and magnetic storage media, architectural glass, solar panels and electro-optical products. We also provide technologies for other markets, including the medical imaging equipment and the energy generation and conservation markets.
          Our customers include semiconductor capital equipment manufacturers, semiconductor device manufacturers, capital equipment manufacturers of thin-film coatings used in flat panel displays, optical and magnetic data storage media, architectural glass, solar panels and electro-optical products, industrial and manufacturing companies, medical equipment manufacturers and university, government and industrial research laboratories. For the three months ended March 31, 2007 and the full year ended December 31, 2006, we estimate that approximately 72% and 70% of our net sales, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers. We expect that sales to the semiconductor capital equipment manufacturers and semiconductor device manufacturers will continue to account for a substantial majority of our sales.
          During 2006, we experienced significant increases in customer orders, which resulted in our quarterly net sales for all of 2006, which ranged from $179.1 million to $205.5 million, to increase significantly from 2005 quarterly levels. Orders and net sales during our first quarter of 2007 continued at a high level resulting in net sales of $211.4 million for the first quarter which exceeded the quarterly range from 2006. We expect that our net sales for the second quarter of 2007 could be toward the higher end of the range of 2006 quarterly net sales. However, the semiconductor capital equipment industry is subject to rapid demand shifts, which are difficult to predict, and we are uncertain how long these sales levels may be maintained or the timing or extent of any future downturn or upturn in the semiconductor capital equipment industry.
          A portion of our net sales is to operations in international markets. For the three months ended March 31, 2007 and full year ended December 31, 2006, international sales accounted for approximately 38% and 34% of net sales, respectively.
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
Critical Accounting Policies and Estimates
          The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. There have been no material changes in our critical accounting policies since December 31, 2006. For further information, please see the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations
          The following table sets forth, for the periods indicated, the percentage of total net sales of certain line items included in MKS’ consolidated statements of operations data.

	Three Months Ended
	March 31,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	56.1	58.8

Gross profit	43.9	41.2
Research and development	8.7	9.0
Selling, general and administrative	16.4	16.6
Amortization of acquired intangible assets	1.9	2.9
Purchase of in-process technology	—	0.5

Income from operations	16.9	12.2
Interest income, net	1.6	0.8

Income before income taxes	18.5	13.0
Provision for income taxes	5.6	4.4

Net income	12.9%	8.6%

Net Sales (dollars in millions)

	Three Months Ended March 31,
	2007	2006	% Change

Net sales	$211.4	$179.1	18.1
          Net sales increased $32.4 million mainly due to an increase in worldwide demand from our semiconductor capital equipment manufacturer and semiconductor device manufacturer customers, which increased $25.3 million or 19.8% compared to the same period for the prior year. International net sales were approximately $81.1 million for the three months ended March 31, 2007 or 38.4% of net sales and $53.9 million for the three months ended March 31, 2006 or 30.1% of net sales.
Gross Profit

	Three Months Ended March 31,
			Percentage Points
	2007	2006	Change

Gross profit as percentage of net sales	43.9%	41.2%	2.7
          Gross profit increased by approximately 2.7 percentage points primarily due to 1.0 percentage point from lower warranty costs and an additional 1.7 percentage points from a combination of product mix and lower fixed overhead and labor costs as a percentage of increased sales volume.
Research and Development (dollars in millions)

	Three Months Ended March 31,
	2007	2006	% Change

Research and development expenses	$18.3	$16.1	14.0
          Research and development expense increased $2.2 million mainly due to increased compensation expense of $1.4 million, as a result of higher staffing and compensation levels.
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
Selling, General and Administrative (dollars in millions)

	Three Months Ended March 31,
	2007	2006	% Change

Selling, general and administrative expenses	$34.6	$29.8	16.2
          Selling, general and administrative expenses increased $4.8 million for the three months ended March 31, 2007 mainly due to a $2.6 million increase in compensation costs resulting from increased headcount, compensation and benefit levels and other costs associated with our increased sales volume during the period. Additionally, $2.2 million of the increase was related to foreign exchange rate fluctuations and costs related to our ongoing enterprise resource planning system implementation.
Amortization of Acquired Intangible Assets (dollars in millions)

	Three Months Ended March 31,
	2007	2006	% Change

Amortization of acquired intangible assets	$4.1	$5.3	(21.8)%
          Amortization expense for the three months ended March 31, 2007 decreased $1.2 million as certain acquired intangible assets became fully amortized during 2006 and during the first quarter of 2007.
Interest Income, Net (dollars in millions)

	Three Months Ended March 31,
	2007	2006	% Change

Interest income, net	$3.3	$1.4	131.1
          Interest income increased $1.9 million mainly related to higher interest rates on higher average cash and cash equivalent balances in 2007.
Provision for Income Taxes (dollars in millions)

	Three Months Ended March 31,
	2007	2006

Provision for income taxes	$11.9	$7.9
          Our effective tax rate for the periods ending March 31, 2007 and March 31, 2006 was 30.4% and 33.8%, respectively. The effective tax rate is less than the statutory tax rate primarily due to the profits of our international subsidiaries being taxed at rates lower than the U.S. statutory tax rate.
          We have adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) as of January 1, 2007. As a result of the implementation of FIN 48, we did not recognize an adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the total amount of gross unrecognized tax benefits, which excludes interest and penalties discussed below, was $10.5 million. If these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of $10.1 million would impact our effective tax rate. The total amount of gross unrecognized tax benefits at March 31, 2007 was approximately $11.0 million. The increase from January 1, 2007 was primarily attributable to our tax positions taken during the current year.
          MKS and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. We have concluded all U.S. federal income tax matters for years through 2002. As of March 31, 2007, there were ongoing audits in various other tax jurisdictions. We do not expect any material changes to the returns as filed from these open audits.

          Within the next four quarters, the statute of limitations will close on our 2001 and 2002 tax returns filed in various foreign jurisdictions. As a result, it is reasonably expected that net unrecognized tax benefits from these foreign jurisdictions may be recognized in the next four quarters. The recognition of these tax benefits is not expected to have a material impact on our financial statements. We do not reasonably expect any other significant changes in the next four quarters. The following tax years, in the major tax jurisdictions noted, are open for assessment or refund: U.S. Federal: 2003 to 2006, Germany: 2002 to 2006, Korea: 2005 and 2006, Japan: 2001 to 2006, and the United Kingdom: 2005 and 2006.
          We will accrue interest and, if applicable, penalties, for any uncertain tax positions. This interest and penalty expense will be a component of income tax expense. At the date of adoption of FIN 48 and at March 31, 2007, we had $0.7 million and $0.8 million, respectively, accrued for interest on unrecognized tax benefits.
          The U.S. Research and Development Tax Credit expired at the end of 2005 and was not reinstated until late in the fourth quarter of 2006. As a result, we did not take any benefit for this credit in the period ending March 31, 2006 and recorded a retroactive adjustment for fiscal 2006 in the fourth quarter. The benefit taken in the period ending March 31, 2007 for this credit was approximately $0.4 million.
Liquidity and Capital Resources
          Cash, cash equivalents and short-term investments totaled $313.3 million at March 31, 2007 compared to $290.0 million at December 31, 2006. The primary source of funds for the first three months of fiscal 2007 was cash provided by operating activities of $27.6 million.
          Net cash provided by operating activities of $27.6 million for the three months ended March 31, 2007, resulted mainly from net income of $27.3 million, a $6.1 million increase in operating liabilities and non-cash charges of $7.6 million for depreciation and amortization and $4.3 million for stock-based compensation and related tax benefits, offset by an increase in net operating assets of $18.7 million. The net increase in operating liabilities is mainly caused by an increase of $4.9 million in accounts payable, primarily as a result of inventory procurement activities, an increase of $5.9 million in accrued expenses and other current liabilities, offset by a decrease of $4.6 million in income taxes payable. The $18.7 million increase in operating assets consisted primarily of a $7.8 million increase in accounts receivable as a result of higher revenue and a $7.3 million increase in inventory. Net cash provided by operating activities of $10.7 million for the three months ended March 31, 2006, resulted mainly from net income of $15.4 million, a $10.3 million increase in operating liabilities and non-cash charges of $8.5 million for depreciation and amortization and $4.6 million for stock-based compensation and related tax benefits, offset by an increase in net operating assets of $28.1 million. The net increase in operating liabilities is mainly caused by an increase of $6.4 million in accounts payable, primarily as a result of inventory procurement activities, an increase of $2.0 million in accrued expenses and other current liabilities, primarily as a result of higher accrued warranty costs, and an increase of $2.0 million in income taxes payable. The $28.1 million increase in operating assets consisted primarily of an $18.0 million increase in accounts receivable as a result of higher revenue and a $9.7 million increase in inventory.
          Net cash provided by investing activities of $4.9 million for the three months ended March 31, 2007, resulted primarily from net maturities of $8.1 million of available for sale investments. Net cash used in investing activities of $83.6 million for the three months ended March 31, 2006, resulted primarily from the purchase of two technology companies for $96.6 million, offset by the net maturities of $15.4 million of available for sale investments.
          Net cash used in financing activities of $1.6 million for the three months ended March 31, 2007, consisted primarily of repurchases of common stock of $12.9 million offset by $12.7 million in proceeds from the exercise of stock options and purchases under our employee stock purchase plan. Net cash provided by financing activities of $8.7 million for the three months ended March 31, 2006, consisted primarily of $8.0 million in proceeds from the exercise of stock options and purchases under our employee stock purchase plan.
          On February 12, 2007, our Board of Directors approved a share repurchase program (the “Program”) for the repurchase of up to $300 million of our outstanding stock over two years. The repurchases may be made from time to time on the open market or through privately negotiated transactions. The timing and amount of any shares repurchased under the Program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions. The Program may be discontinued at any time at the discretion of the Company and our Board of Directors. During the three months ended March 31, 2007, we repurchased 0.5 million shares of common stock for $12.9 million for an average price of $25.24.
          We believe that our working capital, together with the cash anticipated to be generated from operations, will be sufficient to satisfy our estimated working capital, stock repurchase program activity and planned capital expenditure requirements through at least the next 12 months.
          To the extent permitted by Massachusetts law, our Restated Articles of Organization, as amended, require us to indemnify any of our current or former officers or directors or any person who has served or is serving in any capacity with respect to any of our employee benefit plans. Because no claim for indemnification has been pursued by any person covered by the relevant provisions of our Restated Articles of Organization, we believe that the estimated exposure for these indemnification obligations is currently minimal. Accordingly, we have no liabilities recorded for these requirements as of March 31, 2007.

          We also enter into agreements in the ordinary course of business which include indemnification provisions. Pursuant to these agreements, we indemnify, hold harmless and agree to reimburse the indemnified party, generally our customers, for losses suffered or incurred by the indemnified party in connection with certain patent or other intellectual property infringement claims, and, in some instances, other claims, by any third party with respect to our products. The terms of these indemnification obligations are generally perpetual after execution of the agreements. The maximum potential amount of future payments we could be required to make under these indemnification agreements is, in some instances, not contractually limited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these obligations as of March 31, 2007.
          When, as part of an acquisition, we acquire all of the stock or all of the assets and liabilities of another company, we assume liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments we could be required to make for such obligations is undeterminable at this time. Other than obligations recorded as liabilities at the time of the acquisitions, historically we have not made significant payments for these indemnifications. Accordingly, no liabilities have been recorded for these obligations as of March 31, 2007.
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
Off-Balance Sheet Arrangements
          We do not have any financial partnerships with unconsolidated entities, such as entities often referred to as structured finance, special purpose entities or variable interest entities, which are often established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. Accordingly, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had such relationships.
Recently Issued Accounting Pronouncements
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. We are in the process of evaluating any potential impact of SFAS 157.
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value and requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, although early adoption is permitted. We are currently evaluating the impact of this Statement and have not yet determined its possible effect on our consolidated financial statements.
          ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          Information concerning market risk is contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on February 28, 2007. There were no material changes in our exposure to market risk from December 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES.
a)	Effectiveness of disclosure controls and procedures.
               MKS’ management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, MKS’ disclosure controls and procedures were effective at the reasonable assurance level.
b)	Changes in internal control over financial reporting.
               There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
               Information regarding risk factors affecting the Company’s business are discussed in the Company’s Annual Report of Form 10-K for the year ended December 31, 2006 in the section entitled “Risk Factors.” As of March 31, 2007, there have been no material changes from those risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
               The following table provides information about purchases by MKS during the quarter ended March 31, 2007, of equity securities that are registered by MKS pursuant to Section 12 of the Exchange Act:
ISSUER PURCHASES OF EQUITY SECURITIES

				(d)
				Maximum Number
			(c)	(or Approximate
			Total Number of	Dollar Value) of
	(a)		Shares (or Units)	Shares (or Units) that
	Total Number of	(b)	Purchased as Part of	May Yet Be
	Shares (or Units)	Average Price Paid	Publicly Announced	Purchased Under the
Period	Purchased[1]	per Share (or Unit)	Plans or Programs[2]	Plans or Programs[2]
1/1/07 – 1/31/07	—	$—	—	$300,000,000
2/1/07 – 2/28/07	—	$—	—	$300,000,000
3/1/07 – 3/31/07	510,000	$25.24	510,000	$287,125,203

Total	510,000	$25.24	510,000

1)	We repurchased an aggregate of 510,000 shares of our common stock pursuant to the repurchase program that we publicly announced on February 12, 2007 (the “Program”).

2)	Our board of directors approved the repurchase by us of up to an aggregate of $300 million of our common stock pursuant to the Program. The expiration date of this Program is February 11, 2009, unless terminated earlier by resolution of our board of directors.
ITEM 6. EXHIBITS.

Exhibit No.	Exhibit Description
3.1(1)	Restated Articles of Organization
3.2(2)	Articles of Amendment, as filed with the Secretary of State of Massachusetts on May 18, 2001
3.3(3)	Articles of Amendment, as filed with the Secretary of State of Massachusetts on May 16, 2002
3.4(4)	Amended and Restated By-Laws
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-49738) filed with the Securities and Exchange Commission on November 13, 2000.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(4)	Incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 28, 1999, as amended.
SIGNATURE
           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MKS INSTRUMENTS, INC.

May 8, 2007	By:	/s/ Ronald C. Weigner

Ronald C. Weigner
Vice President and Chief Financial Officer
(Principal Financial Officer)