Form 10-Q
period 2007-06-30
MKS INSTRUMENTS INC
filed 2007-08-08
CIK 1049502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     Yes ☐ No ☑
     Number of shares outstanding of the issuer’s common stock as of July 30, 2007: 57,537,258

MKS INSTRUMENTS, INC.
FORM 10-Q
INDEX

PART I.	FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS.
MKS INSTRUMENTS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$221,153	$215,208
Short-term investments	114,923	74,749
Trade accounts receivable, net	125,910	123,658
Inventories	163,713	149,820
Deferred income taxes	16,376	16,787
Other current assets	15,652	11,216

Total current assets	657,727	591,438

Property, plant and equipment, net	80,130	79,463
Long-term investments	6,729	2,816
Goodwill	322,712	323,973
Acquired intangible assets, net	35,998	43,104
Other assets	2,376	2,926

Total assets	$1,105,672	$1,043,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$24,038	$21,845
Current portion of capital lease obligations	1,383	1,176
Accounts payable	37,938	38,541
Accrued compensation	17,642	26,685
Income taxes payable	—	16,619
Other accrued expenses	30,534	25,031

Total current liabilities	111,535	129,897

Long-term debt	5,000	5,000
Long-term portion of capital lease obligations	1,135	1,113
Deferred income taxes	2,727	1,535
Other liabilities	17,412	4,956
Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, no par value, 200,000,000 shares authorized; 57,687,601 and 56,671,625 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	113	113
Additional paid-in capital	714,034	680,164
Retained earnings	243,479	210,877
Accumulated other comprehensive income	10,237	10,065

Total stockholders’ equity	967,863	901,219

Total liabilities and stockholders’ equity	$1,105,672	$1,043,720

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30,
	2007	2006	2007	2006

Net sales	$203,978	$198,351	$415,410	$377,412
Cost of sales	117,948	111,850	236,518	217,166

Gross profit	86,030	86,501	178,892	160,246

Research and development	18,351	17,663	36,650	33,720
Selling, general and administrative	35,928	30,300	70,504	60,065
Amortization of acquired intangible assets	4,108	4,086	8,215	9,340
Purchase of in-process technology	—	—	—	800

Income from operations	27,643	34,452	63,523	56,321
Interest expense	216	228	433	431
Interest income	3,797	2,162	7,319	3,795

Income before income taxes	31,224	36,386	70,409	59,685
Provision for income taxes	8,697	12,012	20,592	19,876

Net income	$22,527	$24,374	$49,817	$39,809

Net income per share:
Basic	$0.40	$0.44	$0.88	$0.72

Diluted	$0.39	$0.44	$0.86	$0.72

Weighted average common shares outstanding:
Basic	56,820	55,338	56,587	54,999

Diluted	57,939	55,907	57,633	55,588

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006

Cash flows from operating activities:
Net income	$49,817	$39,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,435	15,882
Stock-based compensation	6,895	5,980
Tax benefit from stock-based compensation	2,511	3,865
Excess tax benefit from stock-based compensation	(1,025)	(1,829)
Other	1,504	829
Changes in operating assets and liabilities, net of businesses acquired:
Trade accounts receivable	(2,739)	(28,351)
Inventories	(14,154)	(23,999)
Other current assets	(4,825)	(517)
Accrued expenses and other current liabilities	8,983	11,596
Accounts payable	(560)	4,427
Income taxes payable	(16,671)	(2,924)

Net cash provided by operating activities	45,171	24,768

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	(96,672)
Purchases of short-term and long-term available for sale investments	(113,809)	(45,064)
Maturities and sales of short-term and long-term available for sale investments	69,721	65,280
Purchases of property, plant and equipment	(6,898)	(4,210)
Other	557	(756)

Net cash used in investing activities	(50,429)	(81,422)

Cash flows from financing activities:
Proceeds from short-term borrowings	56,992	42,417
Payments on short-term borrowings	(53,943)	(36,357)
Repurchases of common stock	(31,719)	—
Principal payments on long-term debt and capital lease obligations	(640)	(1,933)
Proceeds from exercise of stock options and employee stock purchase plan	38,968	16,560
Excess tax benefit from stock-based compensation	1,025	1,829

Net cash provided by financing activities	10,683	22,516

Effect of exchange rate changes on cash and cash equivalents	520	862

Increase (decrease) in cash and cash equivalents	5,945	(33,276)
Cash and cash equivalents at beginning of period	215,208	220,573

Cash and cash equivalents at end of period	$221,153	$187,297

Supplemental cash flow disclosure:
Income taxes paid	$24,108	$17,858

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
1)	Basis of Presentation

The terms “MKS” and the “Company” refer to MKS Instruments, Inc. and its subsidiaries. The interim financial data as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 is unaudited; however, in the opinion of MKS, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the MKS Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on February 28, 2007.

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

Certain amounts in prior periods have been reclassified to be consistent with the current period presentation.

2)	Goodwill and Intangible Assets

Intangible Assets

Acquired amortizable intangible assets consisted of the following as of June 30, 2007:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Completed technology	$87,706	$(69,584)	$18,122
Customer relationships	21,242	(8,487)	12,755
Patents, trademarks, tradenames and other	16,674	(11,553)	5,121

	$125,622	$(89,624)	$35,998

Acquired amortizable intangible assets consisted of the following as of December 31, 2006:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Completed technology	$87,087	$(63,570)	$23,517
Customer relationships	20,932	(7,139)	13,793
Patents, trademarks, tradenames and other	16,494	(10,700)	5,794

	$124,513	$(81,409)	$43,104

Aggregate amortization expense related to acquired intangibles for the three and six months ended June 30, 2007 was $4,108,000 and $8,215,000, respectively. Aggregate amortization expense related to acquired intangibles for the three and six months ended June 30, 2006 was $4,086,000 and $9,340,000, respectively. Estimated amortization expense related to acquired intangibles for the remainder of 2007 and in total for the year is $7,554,000 and $15,769,000, respectively. Estimated amortization expense for 2008 and for each of the three succeeding fiscal years is as follows:

Year	Amount
2008	$8,096
2009	5,835
2010	4,742
2011	4,327

MKS INSTRUMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)
Goodwill

The changes in the carrying amount of goodwill during the six months ended June 30, 2007 were not material.
3)	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Numerator:
Net income	$22,527	$24,374	$49,817	$39,809

Denominator:
Shares used in net income per common share — basic	56,820	55,338	56,587	54,999
Effect of dilutive securities:
Stock options, restricted stock units and employee stock purchase plan	1,119	569	1,046	589

Shares used in net income per common share — diluted	57,939	55,907	57,633	55,588

Net income per common share:
Basic	$0.40	$0.44	$0.88	$0.72

Diluted	$0.39	$0.44	$0.86	$0.72

For purposes of computing diluted net income per common share, 1,997,191 and 2,744,392 outstanding options for the three and six months ended June 30, 2007, respectively, and 4,783,409 and 4,745,550 outstanding options for the three and six months ended June 30, 2006, respectively, were excluded from the calculation as their inclusion would be anti-dilutive. There were options to purchase approximately 5,393,854 and 8,208,548 shares of the Company’s common stock outstanding as of June 30, 2007 and 2006, respectively.

4)	Inventories

Inventories consist of the following:

	June 30,	December 31,
	2007	2006
Raw material	$83,513	$82,007
Work in process	31,041	26,943
Finished goods	49,159	40,870

	$163,713	$149,820

5)	Stockholders’ Equity
Comprehensive Income

Components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$22,527	$24,374	$49,817	$39,809
Other comprehensive income (loss):
Changes in value of financial instruments designated as cash flow hedges (net of tax of $90 and $0 for the three months ended June 30, respectively, and net of tax benefit of $91 and $271 for the six months ended June 30, respectively)	148	—	(154)	(452)
Foreign currency translation adjustment	(95)	960	255	1,830
Unrealized gain on investments (net of tax of $26 and $1 for the three months ended June 30, respectively, and net of tax of $42 and $34 for the six months ended June 30, respectively)	44	3	71	57

Other comprehensive income	97	963	172	1,435

Total comprehensive income	$22,624	$25,337	$49,989	$41,244

MKS INSTRUMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)
Stock Repurchase Program

On February 12, 2007, MKS’ Board of Directors approved a share repurchase program (the “Program”) for the repurchase of up to $300 million of its outstanding stock over the subsequent two years. The repurchases may be made from time to time on the open market or through privately negotiated transactions. The timing and amount of any shares repurchased under the Program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions. The Program may be discontinued at any time at the discretion of the Company and its Board of Directors. During the three months ended June 30, 2007, we repurchased 690,765 shares of common stock for $18,844,288 for an average price of $27.28 and during the six months ended June 30, 2007, we repurchased 1,200,765 shares of common stock for $31,719,084 for an average price of $26.42.

Share-Based Compensation

At June 30, 2007, total unrecognized estimated compensation cost related to non-vested stock options, restricted stock and restricted stock units (collectively “stock-based shares”) granted prior to that date was approximately $27,334,564, which is expected to be recognized over a weighted-average period of 2.1 years. Net stock-based shares, after forfeitures and cancellations, granted during the six months ended June 30, 2007 and 2006 represented 1.0% and 1.1%, respectively, of outstanding shares as of the beginning of each fiscal period and represented 1.0% and 1.1%, respectively, of outstanding shares as of the end of each fiscal period.

6)	Income Taxes

The Company has adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the total amount of gross unrecognized tax benefits, which excludes interest and penalties discussed below, was approximately $10,500,000. If these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of approximately $10,100,000 would impact the Company’s effective tax rate. The total amount of gross unrecognized tax benefits at June 30, 2007 was approximately $11,700,000. The increase from January 1, 2007 was primarily attributable to tax positions taken by the Company in the current year.

MKS and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2002. At June 30, 2007, there were ongoing audits in various other tax jurisdictions. The Company does not expect any material changes to the returns as filed from these open audits.

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

The Company will accrue interest and, if applicable, penalties, for any uncertain tax positions. This interest and penalty expense will be a component of income tax expense. At the date of adoption of FIN 48 and at June 30, 2007, the Company had approximately $700,000 and $1,000,000, respectively, accrued for interest on unrecognized tax benefits.

The Company’s effective tax rate for the three and six months ended June 30, 2007 was 27.9% and 29.2%, respectively. The effective tax rate is less than the statutory tax rate primarily due to the profits of the Company’s international subsidiaries being taxed at rates lower than the U.S. statutory tax rate and the benefit from U.S. research and development credits.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Geographic net sales:
United States	$127,505	$133,376	$257,852	$258,509
Japan	27,897	23,947	53,943	46,105
Europe	22,009	17,339	42,936	31,871
Asia	26,567	23,689	60,679	40,927

	$203,978	$198,351	$415,410	$377,412

	June 30,	December 31,
	2007	2006

Long-lived assets:
United States	$66,841	$68,393
Japan	5,758	5,479
Europe	4,667	4,908
Asia	5,240	3,609

	$82,506	$82,389

The Company groups its products into three product groups. Net sales for these product groups are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Instruments and Control Systems	$97,338	$94,316	$198,529	$178,224
Power and Reactive Gas Products	86,813	83,645	172,380	160,229
Vacuum Products	19,827	20,390	44,501	38,959

	$203,978	$198,351	$415,410	$377,412

The Company had one customer comprising 21% of net sales for the three months ended June 30, 2007 and one customer comprising 20% of net sales for the six months ended June 30, 2007. The Company had one customer comprising 22% of net sales for the three months ended June 30, 2006, and two customers comprising 22% and 10%, respectively, of net sales for the six months ended June 30, 2006.

8)	Commitments and Contingencies

The Company is subject to various legal proceedings and claims, which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

The Company reviewed its contractual obligations and commercial commitments as of June 30, 2007 and determined that there were no significant changes from the ones set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. However, certain changes in the Company’s obligations related to the adoption of FIN 48 are discussed in Note 6, Income Taxes, in the Notes to Consolidated Financial Statements in this Form 10-Q.

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

MKS INSTRUMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)
Product warranty activities for the six months ended June 30 were as follows:

	2007	2006
Balance at January 1	$11,549	$7,766
Fair value of warranty liabilities acquired during the period	—	612
Provisions for product warranties during the period	4,020	7,299
Direct charges to warranty liability during the period	(4,211)	(4,606)

Balance at June 30	$11,358	$11,071

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value and requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, although early adoption is permitted. The Company is currently evaluating the impact of SFAS 159 and has not yet determined its possible effect on its consolidated financial statements.

MKS INSTRUMENTS, INC.
     ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     We believe that this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. When used herein, the words “believes,” “anticipates,” “plans,” “expects,” “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect management’s current opinions and are subject to certain risks and uncertainties that could cause results to differ materially from those stated or implied. We assume no obligation to update this information. Risks and uncertainties include, but are not limited to those discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on February 28, 2007
Overview
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
     Our customers include semiconductor capital equipment manufacturers, semiconductor device manufacturers, capital equipment manufacturers of thin-film coatings used in flat panel displays, optical and magnetic data storage media, architectural glass, solar panels and electro-optical products, industrial and manufacturing companies, medical equipment manufacturers and university, government and industrial research laboratories. For the six months ended June 30, 2007 and the full year ended December 31, 2006, we estimate that approximately 70% of our net sales, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers. We expect that sales to the semiconductor capital equipment manufacturers and semiconductor device manufacturers will continue to account for a substantial majority of our sales.
     During 2006, we experienced significant increases in customer orders, which primarily resulted in an increase in our net sales for 2006 to $782.8 million, which ranged quarterly from $179.1 million to $205.5 million, from 2005 net sales of $509.3 million. Orders and net sales during our first two quarters of 2007 continued at a high level resulting in net sales of $211.4 million and $204.0 million for the first and second quarter, respectively. For the third quarter of 2007, we expect that our net sales could be approximately 10% lower than our second quarter 2007 net sales. The semiconductor capital equipment industry is subject to rapid demand shifts, which are difficult to predict, and we are uncertain how long these sales levels may be maintained or the timing or extent of any future downturn or upturn in the semiconductor capital equipment industry.
     A portion of our net sales is attributable to operations in international markets. For the six months ended June 30, 2007 and full year ended December 31, 2006, international sales accounted for approximately 38% and 34% of net sales, respectively.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.8	56.4	56.9	57.5

Gross profit	42.2	43.6	43.1	42.5
Research and development	9.0	8.9	8.8	8.9
Selling, general and administrative	17.6	15.3	17.0	15.9
Amortization of acquired intangible assets	2.0	2.0	2.0	2.5
Purchase of in-process technology	—	—	—	0.3

Income from operations	13.6	17.4	15.3	14.9
Interest income, net	1.7	1.0	1.7	0.9

Income before income taxes	15.3	18.4	17.0	15.8
Provision for income taxes	4.3	6.1	5.0	5.3

Net income	11.0%	12.3%	12.0%	10.5%

Net Sales (dollars in millions)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	% Change	2007	2006	% Change
Net sales	$204.0	$198.4	2.8	$415.4	$377.4	10.1
     Net sales increased $5.6 million during the three month period ended June 30, 2007 mainly due to an increase in worldwide demand from our thin-film and other non-semiconductor manufacturing applications, which sales increased $8.1 million or 14.0% compared to the same period for the prior year offset by a decrease in sales to our semiconductor capital equipment manufacturer and semiconductor device manufacturer customers of $2.5 million or 1.8% compared to the same period for the prior year. International net sales were approximately $76.5 million for the three months ended June 30, 2007 or 37.5% of net sales compared to $65.0 million for the three months ended June 30, 2006 or 32.8% of net sales.
     Net sales increased $38.0 million during the six month period ended June 30, 2007 mainly due to an increase in worldwide demand from our semiconductor capital equipment manufacturer and semiconductor device manufacturer customers, which sales increased $22.8 million or 8.5% compared to the same period for the prior year and from our other non-semiconductor manufacturing applications, which sales increased $15.0 million or 19.1% compared to the same period for the prior year. International net sales were approximately $157.6 million for the six months ended June 30, 2007 or 37.9% of net sales compared to $118.9 million for the six months ended June 30, 2006 or 31.5% of net sales.
Gross Profit

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			% Points			% Points
	2007	2006	Change	2007	2006	Change
Gross profit as a percentage of net sales	42.2%	43.6%	(1.4)	43.1%	42.5%	0.6
     Gross profit decreased by approximately 1.4 percentage points during the three months ended June 30, 2007 consisting of approximately 1.3 percentage points from higher overhead, 0.7 percentage points from higher costs related to excess and obsolete inventory and 0.5 percentage points from changes in product mix, offset primarily by 0.9 percentage points from reduced warranty costs.
     Gross profit increased by approximately 0.6 percentage points during the six months ended June 30, 2007 primarily consisting of approximately 1.1 percentage points from increased sales volume and 0.9 percentage points from lower warranty costs, offset by 1.2 percentage points from higher overhead, 0.5 percentage points from higher costs related to excess and obsolete inventory and the remainder from a combination of changes in product mix and foreign currency fluctuations.

Research and Development (dollars in millions)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	% Change	2007	2006	% Change
Research and development expenses	$18.4	$17.7	3.9	$36.7	$33.7	8.7
     Research and development expense increased $0.7 million during the three months ended June 30, 2007 mainly due to increased compensation expense of $0.6 million, as a result of higher staffing and compensation levels.
     Research and development expense increased $3.0 million during the six months ended June 30, 2007 mainly due to increased compensation expense of $2.0 million, as a result of higher staffing and compensation levels.
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
Selling, General and Administrative (dollars in millions)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	% Change	2007	2006	% Change
Selling, general and administrative expenses	$35.9	$30.3	18.6	$70.5	$60.1	17.4
     Selling, general and administrative expenses increased $5.6 million for the three months ended June 30, 2007 due to $2.3 million in foreign exchange rate gains in 2006 that did not occur in 2007, $2.1 million of additional costs related to our ongoing enterprise resource planning system implementation and a $1.0 million increase in compensation costs resulting from increased headcount and compensation and benefit costs.
     Selling, general and administrative expenses increased $10.4 million for the six months ended June 30, 2007 due to $3.6 million in foreign exchange rate gains primarily occurring in 2006 that did not occur in 2007, $4.0 million of additional costs related to our ongoing enterprise resource planning system implementation and a $2.1 million increase in compensation costs resulting from increased headcount and compensation and benefit costs.
Amortization of Acquired Intangible Assets (dollars in millions)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	% Change	2007	2006	% Change
Amortization of acquired intangible assets	$4.1	$4.1	—	$8.2	$9.3	(12.0)

     Amortization expense for the six months ended June 30, 2007 decreased $1.1 million primarily as a result of certain acquired intangible assets that were fully amortized during the first quarter of 2006.
Interest Income, Net (dollars in millions)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	% Change	2007	2006	% Change
Interest income, net	$3.6	$1.9	85.2	$6.9	$3.4	104.7
     Interest income, net increased $1.7 million and $3.5 million during the three and six month periods ended June 30, 2007, respectively, mainly as a result of higher average cash and cash equivalent balances in 2007.
Provision for Income Taxes (dollars in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Provision for income taxes	$8.7	$12.0	$20.6	$19.9
     Our effective tax rate for the three and six month periods ended June 30, 2007 was 27.9% and 29.2%, respectively. The effective tax rate is less than the statutory tax rate primarily due to the profits of our international subsidiaries being taxed at rates lower than the U.S. statutory tax rate and the benefit from U.S. research and development credits.
     Our effective tax rate for the three and six month periods ended June 30, 2006 was 33.0% and 33.3%, respectively. The effective tax rate is less than the statutory tax rate primarily due to the profits of our international subsidiaries being taxed at rates lower than the U.S. statutory tax rate.
     We have adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. As a result of the implementation of FIN 48, we did not recognize an adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the total amount of gross unrecognized tax benefits, which excludes interest and penalties discussed below, was $10.5 million. If these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of $10.1 million would impact our effective tax rate. The total amount of gross unrecognized tax benefits at June 30, 2007 was approximately $11.7 million. The increase from January 1, 2007 was primarily attributable to our tax positions taken during the current year.
     MKS and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. We have concluded all U.S. federal income tax matters for years through 2002. As of June 30, 2007, there were ongoing audits in various other tax jurisdictions. We do not expect any material changes to the returns as filed from these open audits.
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
     We will accrue interest and, if applicable, penalties, for any uncertain tax positions. This interest and penalty expense will be a component of income tax expense. At the date of adoption of FIN 48 and at June 30, 2007, we had $0.7 million and $1.0 million, respectively, accrued for interest on unrecognized tax benefits.
     The U.S. Research and Development Tax Credit expired at the end of 2005 and was not reinstated until late in the fourth quarter of 2006. As a result, we did not take any benefit for this credit in the three and six month periods ending June 30, 2006 and recorded a retroactive adjustment for fiscal 2006 in the fourth quarter. The benefits taken in the three and six month periods ending June 30, 2007 for this credit were approximately $0.5 million and $0.8 million, respectively.
Liquidity and Capital Resources
     Cash, cash equivalents and short-term investments totaled $336.1 million at June 30, 2007 compared to $290.0 million at December 31, 2006. The primary source of funds for the first six months of fiscal 2007 was cash provided by operating activities of $45.2 million.
     Net cash provided by operating activities of $45.2 million for the six months ended June 30, 2007, resulted mainly from net income of $49.8 million, non-cash charges of $15.4 million for depreciation and amortization and $8.4 million for stock-based compensation and related tax benefits, offset by an increase in net operating assets of $21.7 million and an $8.2 million decrease in net operating liabilities. The

$21.7 million increase in net operating assets consisted primarily of a $14.2 million increase in inventory, to support our increased revenues and to support the increased inventory levels required for our planned China facility relocation in the second half of 2007, and a $4.8 million increase in other current assets, primarily related to prepaid taxes. The decrease in net operating liabilities of $8.2 million is mainly caused by a decrease of $16.7 million in current income taxes payable, primarily due to payments of estimated U.S. taxes, offset by an increase of $8.9 million in accrued expenses and other liabilities. Net cash provided by operating activities of $24.8 million for the six months ended June 30, 2006, resulted mainly from net income of $39.8 million, a $13.1 million increase in net operating liabilities and non-cash charges of $15.9 million for depreciation and amortization and $8.0 million for stock-based compensation and related tax benefits, offset by an increase in net operating assets of $52.9 million. The increase in net operating liabilities is mainly caused by an increase of $11.6 million in accrued expenses and other current liabilities, primarily as a result of higher accrued compensation and warranty costs, an increase of $4.4 million in accounts payable, primarily as a result of inventory procurement activities, offset by a decrease of $2.9 million in income taxes payable. The $52.9 million increase in net operating assets consisted primarily of a $28.4 million increase in accounts receivable as a result of higher revenue and a $24.0 million increase in inventory as a result of increased product demand.
     Net cash used in investing activities of $50.4 million for the six months ended June 30, 2007, resulted primarily from net purchases of $44.1 million of available for sale investments. Net cash used in investing activities of $81.4 million for the six months ended June 30, 2006, resulted primarily from the purchase of two technology companies for $96.7 million, offset by the net maturities of $20.2 million of available for sale investments.
     Net cash provided by financing activities of $10.7 million for the six months ended June 30, 2007, consisted primarily of $39.0 million in proceeds from the exercise of stock options and purchases under our employee stock purchase plan, offset by repurchases of common stock of $31.7 million. Net cash provided by financing activities of $22.5 million for the six months ended June 30, 2006, consisted primarily of $16.6 million in proceeds from the exercise of stock options and purchases under our employee stock purchase plan and $6.1 million in net proceeds from short-term borrowings.
     On February 12, 2007, our Board of Directors approved a share repurchase program (the “Program”) for the repurchase of up to $300 million of our outstanding stock over two years. The repurchases may be made from time to time on the open market or through privately negotiated transactions. The timing and amount of any shares repurchased under the Program will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions. The Program may be discontinued at any time at the discretion of the Company and our Board of Directors. During the six months ended June 30, 2007, we repurchased 1.2 million shares of common stock for $31.7 million for an average price of $26.42.
     We believe that our working capital, together with the cash anticipated to be generated from operations, will be sufficient to satisfy our estimated working capital, stock repurchase program activity and planned capital expenditure requirements through at least the next 12 months.
     To the extent permitted by Massachusetts law, our Restated Articles of Organization, as amended, require us to indemnify any of our current or former officers or directors or any person who has served or is serving in any capacity with respect to any of our employee benefit plans. Because no claim for indemnification has been pursued by any person covered by the relevant provisions of our Restated Articles of Organization, we believe that the estimated exposure for these indemnification obligations is currently minimal. Accordingly, we have no liabilities recorded for these requirements as of June 30, 2007.
     We also enter into agreements in the ordinary course of business which include indemnification provisions. Pursuant to these agreements, we indemnify, hold harmless and agree to reimburse the indemnified party, generally our customers, for losses suffered or incurred by the indemnified party in connection with certain patent or other intellectual property infringement claims, and, in some instances, other claims, by any third party with respect to our products. The terms of these indemnification obligations are generally perpetual after execution of the agreements. The maximum potential amount of future payments we could be required to make under these indemnification agreements is, in some instances, not contractually limited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these obligations as of June 30, 2007.
     When, as part of an acquisition, we acquire all of the stock or all of the assets and liabilities of another company, we assume liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments we could be required to make for such obligations is undeterminable at this time. Other than obligations recorded as liabilities at the time of the acquisitions, historically we have not made significant payments for these indemnifications. Accordingly, no liabilities have been recorded for these obligations as of June 30, 2007.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value and requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, although early adoption is permitted. We are currently evaluating the impact of SFAS 159 and have not yet determined its possible effect on our consolidated financial statements.
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
     MKS’ management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, MKS’ disclosure controls and procedures were effective at the reasonable assurance level.
b) Changes in internal control over financial reporting.
     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
     ITEM 1. LEGAL PROCEEDINGS.
     We are subject to various legal proceedings and claims, which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our results of operations, financial condition or cash flows.
     ITEM 1A. RISK FACTORS.
     Information regarding risk factors affecting the Company’s business are discussed in the Company’s Annual Report of Form 10-K for the year ended December 31, 2006 in the section entitled “Risk Factors.” As of June 30, 2007, there have been no material changes from those risk factors.
     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     The following table provides information about purchases by MKS during the quarter ended June 30, 2007, of equity securities that are registered by MKS pursuant to Section 12 of the Exchange Act:
ISSUER PURCHASES OF EQUITY SECURITIES

(d)
			(c)	Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares
	(a)		Purchased as Part	(or Units) that May
	Total Number of	(b)	of Publicly	Yet Be Purchased
	Shares (or Units)	Average Price Paid	Announced Plans or	Under the Plans or
Period	Purchased [1]	per Share (or Unit)	Programs[1]	Programs[2]
4/1/07 — 4/30/07	—	$25.24	510,000	$287,125,203
5/1/07 — 5/31/07	265,000	$26.97	775,000	$279,976,858
6/1/07 — 6/30/07	425,765	$27.47	1,200,765	$268,280,916

1)	We repurchased an aggregate of 1,200,765 shares of our common stock pursuant to the repurchase program that we publicly announced on February 12, 2007 (the “Program”).

2)	Our board of directors approved the repurchase by us of up to an aggregate of $300 million of our common stock pursuant to the Program. The expiration date of this Program is February 11, 2009, unless terminated earlier by resolution of our board of directors.
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
At our Annual Meeting of Shareholders on May 7, 2007, the following proposals were voted upon as further specified below:
          1. Election of Class II Directors:

	Votes For	Votes Withheld
Cristina H. Amon	52,129,867	955,233
Richard S. Chute	36,900,159	16,184,941
          2. Ratification of PricewaterhouseCoopers LLP as our independent auditors:

Votes For	Votes Against	Votes Abstaining
53,000,848	53,921	30,331

     ITEM 6. EXHIBITS.

Exhibit No.		Exhibit Description
3.1	(1)	Restated Articles of Organization

3.2	(2)	Articles of Amendment, as filed with the Secretary of State of Massachusetts on May 18, 2001

3.3	(3)	Articles of Amendment, as filed with the Secretary of State of Massachusetts on May 16, 2002

3.4	(4)	Amended and Restated By-Laws

31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-49738) filed with the Securities and Exchange Commission on November 13, 2000.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(4)	Incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 28, 1999, as amended.
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MKS INSTRUMENTS, INC.
August 8, 2007	By:	/s/ Ronald C. Weigner
Ronald C. Weigner
Vice President and Chief Financial Officer (Principal Financial Officer)