Form 10-Q
period 2008-09-30
MKS INSTRUMENTS INC
filed 2008-11-07
CIK 1049502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
     (MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
          Yes ☐ No ☑
          Number of shares outstanding of the issuer’s common stock as of October 31, 2008: 49,140,353

MKS INSTRUMENTS, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS.
MKS INSTRUMENTS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$145,432	$223,968
Short-term investments	111,780	99,797
Trade accounts receivable, net	104,558	107,504
Inventories	142,680	150,731
Deferred income taxes	16,489	17,984
Other current assets	19,379	9,996

Total current assets	540,318	609,980

Property, plant and equipment, net	79,760	81,365
Goodwill	337,765	337,473
Acquired intangible assets, net	29,089	36,141
Other assets	9,768	11,301

Total assets	$996,700	$1,076,260

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$17,321	$18,967
Current portion of capital lease obligations	989	1,236
Accounts payable	25,405	28,683
Accrued compensation	12,969	17,842
Other accrued expenses	29,764	29,017

Total current liabilities	86,448	95,745

Long-term debt	—	5,000
Long-term portion of capital lease obligations	540	871
Other liabilities	21,459	20,635
Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, no par value, 200,000,000 shares authorized; 49,130,826 and 54,261,947 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	113	113
Additional paid-in capital	632,428	685,465
Retained earnings	247,718	255,244
Accumulated other comprehensive income	7,994	13,187

Total stockholders’ equity	888,253	954,009

Total liabilities and stockholders’ equity	$996,700	$1,076,260

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net Revenues
Products	$135,890	$164,694	$455,732	$544,170
Services	21,474	16,320	66,082	52,254

Total net revenues	157,364	181,014	521,814	596,424
Cost of revenues
Cost of products	81,027	93,660	264,341	306,881
Cost of services	13,398	10,756	42,139	34,053

Total cost of revenues	94,425	104,416	306,480	340,934

Gross profit	62,939	76,598	215,334	255,490

Research and development	19,528	17,159	59,263	53,809
Selling, general and administrative	33,460	32,494	100,282	102,998
Amortization of acquired intangible assets	1,963	3,877	7,052	12,092

Income from operations	7,988	23,068	48,737	86,591
Interest expense	86	192	608	625
Interest income	1,412	4,202	5,746	11,521
Gain (net of impairment) of investments	506	—	(906)	—

Income before income taxes	9,820	27,078	52,969	97,487
Provision for income taxes	3,029	5,696	16,562	26,288

Net income	$6,791	$21,382	$36,407	$71,199

Net income per share:
Basic	$0.14	$0.38	$0.73	$1.26

Diluted	$0.14	$0.37	$0.71	$1.24

Weighted average common shares outstanding:
Basic	48,730	56,809	50,051	56,661

Diluted	49,898	57,482	51,112	57,582

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Cash flows from operating activities:
Net income	$36,407	$71,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,803	22,798
Stock-based compensation	11,758	9,294
Tax expense (benefit) from stock-based compensation	(12)	3,485
Excess tax benefit from stock-based compensation	(2,202)	(1,511)
Deferred income taxes	1,731	(5,092)
Gain (net of impairment) of investments	906	—
Other	211	(97)
Changes in operating assets and liabilities:
Trade accounts receivable	1,022	9,970
Inventories	6,076	(7,668)
Other current assets	(6,408)	(5,220)
Accrued expenses and other current liabilities	268	(3,656)
Accounts payable	(2,985)	(9,486)
Income taxes payable	(3,236)	1,046

Net cash provided by operating activities	61,339	85,062

Cash flows from investing activities:
Purchases of short-term and long-term available for sale investments	(221,361)	(159,916)
Maturities, sales and settlements of short-term and long-term available for sale investments	208,209	104,363
Purchases of property, plant and equipment	(8,413)	(11,519)
Other	(59)	987

Net cash used in investing activities	(21,624)	(66,085)

Cash flows from financing activities:
Proceeds from short-term borrowings	106,094	98,733
Payments on short-term borrowings	(108,768)	(98,505)
Repurchases of common stock	(115,723)	(48,970)
Principal payments on long-term debt and capital lease obligations	(6,021)	(1,026)
Proceeds from exercise of stock options and employee stock purchase plan	7,020	43,301
Excess tax benefit from stock-based compensation	2,202	1,511

Net cash used in financing activities	(115,196)	(4,956)

Effect of exchange rate changes on cash and cash equivalents	(3,055)	1,039

Increase (decrease) in cash and cash equivalents	(78,536)	15,060
Cash and cash equivalents at beginning of period	223,968	215,208

Cash and cash equivalents at end of period	$145,432	$230,268

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)

1)	Basis of Presentation

The terms “MKS” and the “Company” refer to MKS Instruments, Inc. and its subsidiaries. The interim financial data as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 is unaudited; however, in the opinion of MKS, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by United States generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the MKS Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on February 28, 2008.

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

2)	Goodwill and Intangible Assets

Intangible Assets

Acquired amortizable intangible assets consisted of the following as of September 30, 2008:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Completed technology	$93,204	$(79,701)	$13,503
Customer relationships	23,542	(11,543)	11,999
Patents, trademarks, tradenames and other	29,729	(26,142)	3,587

	$146,475	$(117,386)	$29,089

Acquired amortizable intangible assets consisted of the following as of December 31, 2007:

			Net
	Gross Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Completed technology	$93,204	$(75,681)	$17,523
Customer relationships	23,542	(9,644)	13,898
Patents, trademarks, tradenames and other	29,729	(25,009)	4,720

	$146,475	$(110,334)	$36,141

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)
Aggregate amortization expense related to acquired intangibles for the three and nine months ended September 30, 2008 was $1,963,000 and $7,052,000, respectively. Aggregate amortization expense related to acquired intangibles for the three and nine months ended September 30, 2007 was $3,877,000 and $12,092,000, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amount
2008 (remaining)	$1,949
2009	7,751
2010	6,309
2011	5,764
2012	3,488
2013	3,270
Goodwill
The changes in the carrying amount of goodwill during the three and nine months ended September 30, 2008 were not material.
3)	Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net income	$6,791	$21,382	$36,407	$71,199

Denominator:
Shares used in net income per common share — basic	48,730	56,809	50,051	56,661
Effect of dilutive securities:
Stock options, restricted stock and employee stock purchase plan	1,168	673	1,061	921

Shares used in net income per common share — diluted	49,898	57,482	51,112	57,582

Net income per common share:
Basic	$0.14	$0.38	$0.73	$1.26

Diluted	$0.14	$0.37	$0.71	$1.24

The computation of diluted net income per common share excludes the effect of the potential exercise of options to purchase approximately 3,117,040 and 3,172,652 shares for the three and nine months ended September 30, 2008 and approximately 4,447,436 and 3,312,073 shares for the three and nine months ended September 30, 2007, respectively, because the option exercise price was greater than the average market price of our common shares and the effect of including these options would have been anti-dilutive.
4)	Inventories

Inventories consist of the following:

	September 30,	December 31,
	2008	2007
Raw material	$67,927	$73,529
Work in process	24,761	26,171
Finished goods	49,992	51,031

	$142,680	$150,731

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)
5)	Stockholders’ Equity

Comprehensive Income

Components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$6,791	$21,382	$36,407	$71,199
Other comprehensive income (loss):
Changes in value of financial instruments designated as cash flow hedges (net of tax)	1,137	(761)	1,911	(915)
Foreign currency translation adjustment	(6,350)	2,997	(6,951)	3,252
Unrealized gain (loss) on investments (net of tax)	(35)	21	(153)	92

Other comprehensive income (loss)	(5,248)	2,257	(5,193)	2,429

Total comprehensive income	$1,543	$23,639	$31,214	$73,628

Stock Repurchase Program
On February 12, 2007, MKS’ Board of Directors approved a share repurchase program (the “Program”) for the repurchase of up to $300.0 million of its outstanding stock over the subsequent two years. The repurchases may be made from time to time on the open market or through privately negotiated transactions. The timing and amount of any shares repurchased under the Program will depend on a variety of factors, including the price of our common stock, corporate and regulatory requirements, capital availability, and other market conditions. The Program may be discontinued at any time at the discretion of the Company and its Board of Directors. During the three months ended September 30, 2008, we repurchased 616,000 shares of common stock for $13,785,000 for an average price of $22.36 per share and during the nine months ended September 30, 2008, we repurchased 5,667,000 shares of common stock for $115,723,000 for an average price of $20.42 per share. During the three months ended September 30, 2007, we repurchased 748,000 shares of common stock for $17,251,000 for an average price of $23.06 per share and during the nine months ended September 30, 2007, we repurchased 1,949,000 shares of common stock for $48,970,000 for an average price of $25.13 per share. As of September 30, 2008, the Company has repurchased an aggregate of 10,446,000 shares of its common stock for $216,880,000 for an average price of $20.76 per share since the Program’s inception on February 12, 2007.
6)	Income Taxes

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) in 2007. At December 31, 2007, the total amount of gross unrecognized tax benefits, which excludes interest and penalties discussed below, was approximately $16,100,000. If these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of approximately $13,200,000 would impact the Company’s effective tax rate. The total amount of gross unrecognized tax benefits at September 30, 2008 was approximately $15,400,000. The net decrease from January 1, 2008 was primarily attributable to the close of the statute of limitation on the 2004 tax year.

MKS and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2002. While the U.S. 2004 federal tax year is closed, the 2003 federal tax year remains open to the extent of the loss carryforward to 2005. Currently, the Company is under a federal audit for the 2005 tax year. As of September 30, 2008, there were ongoing audits in various other tax jurisdictions.

Within the next 12 months, it is reasonably possible that the Company may recognize $4,500,000 to $5,000,000 of previously unrecognized tax benefits related to various federal, state, and foreign tax positions as a result of the conclusion of various audits and the expiration of the statute of limitations. The following tax years, in the major tax jurisdictions noted, are open for assessment or refund: U.S. Federal: 2003, 2005 to 2007, Germany: 2001 to 2007, Korea: 2004 to 2007, Japan: 2001 to 2007, and the United Kingdom: 2006 and 2007.

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)
The Company accrues interest and, if applicable, penalties, for any uncertain tax positions. This interest and penalty expense is a component of income tax expense. At September 30, 2008 and December 31, 2007, the Company had approximately $1,600,000 and $1,500,000, respectively, accrued for interest on unrecognized tax benefits.
The Company’s effective tax rate for the three and nine months ended September 30, 2008 was 30.9% and 31.3%, respectively. The effective tax rate for the three and nine months ended September 30, 2008 is less than the statutory tax rate primarily due to the profits of the Company’s international subsidiaries being taxed at rates lower than the U.S. statutory tax rate. SFAS No. 109, “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. On a quarterly basis, the Company evaluates both the positive and negative evidence bearing upon the realizability of its deferred tax assets. The Company considers future taxable income, ongoing prudent and feasible tax planning strategies, and the ability to utilize tax losses and credits in assessing the need for a valuation allowance. A valuation allowance of $2,700,000 related to certain state tax credit carryforwards has been recorded during the three months ended September 30, 2008 because management has concluded that it is more likely than not that these credits will not be utilized since it is expected that the annual amount of state credits generated will exceed the amount of credits that can be used. The Company recorded a benefit of $1,800,000 on the closing of both a statute of limitation and an income tax audit.
The Company’s effective tax rate for the three and nine month periods ended September 30, 2007 was 21.0% and 27.0%, respectively. The effective tax rate for the three and nine month periods ended September 30, 2007 is less than the statutory tax rate primarily due to the profits of our international subsidiaries being taxed at rates lower than the U.S. statutory tax rate and the benefit from U.S. research and development credits.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Geographic net revenues:
United States	$85,120	$112,586	$306,025	$370,438
Japan	24,687	24,441	74,586	78,384
Europe	24,671	23,130	79,184	66,066
Asia (excluding Japan)	22,886	20,857	62,019	81,536

	$157,364	$181,014	$521,814	$596,424

	September 30,	December 31,
	2008	2007
Long-lived assets:
United States	$61,971	$63,731
Japan	7,856	6,520
Europe	3,657	4,386
Asia (excluding Japan)	8,704	9,269

	$82,188	$83,906

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)
The Company groups its products into three product groups. Net product and service revenues for these product groups are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Instruments and Control Systems	$80,061	$88,937	$267,269	$287,466
Power and Reactive Gas Products	61,677	73,092	202,463	245,472
Vacuum Products	15,626	18,985	52,082	63,486

	$157,364	$181,014	$521,814	$596,424

The Company had one customer comprising 18% of net revenues for the three months ended September 30, 2008 and one customer comprising 19% of net revenues for the nine months ended September 30, 2008. The Company had one customer comprising 20% of net revenues for the three and nine months ended September 30, 2007, respectively.
8)	Commitments and Contingencies

The Company filed suit against Celerity, Inc. in federal district court in Texas on September 8, 2008 for infringement of two of MKS’ patents relating to the Company’s PiMFC technology. The complaint was amended on September 9, 2008 to include a claim of infringement for one additional related MKS patent, which had issued earlier that day. The Company is seeking injunctive relief and damages for infringement. Celerity has not yet filed an answer to the complaint.

The Company is also subject to various other legal proceedings and claims which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

The Company reviewed its contractual obligations and commercial commitments as of September 30, 2008 and determined that there were no significant changes from the ones set forth in the notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
Product warranty activities for the nine months ended September 30 were as follows:

	2008	2007
Balance at January 1	$9,497	$11,549
Provisions for product warranties	4,481	5,056
Direct charges to warranty liability	(4,970)	(6,463)

Balance at September 30	$9,008	$10,142

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
During the six months ended June 30, 2008, the Company recorded additional impairment charges of $1,412,000 on these two SIV investments due to further declines in value. In addition, the Company received a $490,000 principal payment from one of these investments. This resulted in a new cost basis for these securities of $2,373,000 at June 30, 2008.
During the three months ended September 30, 2008, the Company liquidated its position in these two impaired investments, one by sale and the other by a structured payment, for a combined total of $2,879,000 and as a result, the Company recorded a gain from the liquidation of $506,000. For the nine months ended September 30, 2008, the Company has recorded net impairment charges of $906,000 related to these two investments. The liquidation of these two impaired investments leaves the remaining portfolio consisting of direct U.S. Government and Agency obligations and high quality, liquid, short term corporate debt obligations.
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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008. This statement does not have a material impact, as the Company does not have any minority interests.

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

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)
Assets and liabilities of the Company measured at fair value on a recurring basis as of September 30, 2008, are summarized as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	9/30/08	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents	$38,822	$38,822	$—	$—
Available-for-sale-securities	111,780	111,780	—	—
Derivatives — currency forward contracts	3,209	—	3,209	—

Total assets	$153,811	$150,602	$3,209	$—

Cash Equivalents

Cash equivalents of $38,822,000, consisting of Federal Government and Government Agency Obligations, Commercial Paper, and Other Corporate Obligations, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Available-For-Sale Securities

Available-for-sale securities of $111,780,000, consisting of Federal Government and Government Agency Obligations, Commercial Paper, and Other Corporate Obligations, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs within Level 3 for the period from January 1, 2008 to September 30, 2008. There were no Level 3 investments during the three months ended September 30, 2008.

Fair Value Measurements Using
Significant Unobservable Inputs (Level 3)
Available-for-sale-Securities
Beginning balance at January 1, 2008	$4,275
Total losses (realized)
Included in earnings (or changes in net assets)	(1,412)
Included in other comprehensive income	—
Settlements	(490)
Transfers out of Level 3	(2,373)

Ending balance at September 30, 2008	$0

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

MKS INSTRUMENTS, INC.
          ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          We believe that this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. When used herein, the words “believes,” “anticipates,” “plans,” “expects,” “estimates,” “would,” “will,” “intends” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect management’s current opinions and are subject to certain risks and uncertainties that could cause results to differ materially from those stated or implied. While we may elect to update forward looking statements at some point in the future, we specifically disclaim any obligation to do so even if our estimates or expectations change. Risks and uncertainties include, but are not limited to those discussed in the section of this Quarterly Report on Form 10-Q entitled “Risk Factors” and our Annual Report on Form 10-K for the year ended December 31, 2007 in the section entitled “Risk Factors.”
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
          Our customers include manufacturers of semiconductor capital equipment and semiconductor devices; thin film capital equipment used in the manufacture of flat panel displays, solar cells, data storage media, and other coating applications; other industrial, medical and manufacturing companies; and university, government and industrial research laboratories. For the nine months ended September 30, 2008 and the full year ended December 31, 2007, we estimate that approximately 58% and 68% of our net revenues, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers. We expect that revenues to the semiconductor capital equipment manufacturers and semiconductor device manufacturers will continue to account for a majority of our revenues.
          During 2007 and 2008, quarterly revenues ranged from $157.4 million to $211.4 million. Net revenues have declined each quarter in 2008 as a result of both the semiconductor industry cyclical downturn as well as from the weakness in the overall economic environment. For the fourth quarter of 2008, we expect that our net revenues could be below this range. However, the semiconductor capital equipment industry is subject to rapid demand shifts, which are difficult to predict, and we are uncertain how long revenue levels may be maintained or the timing or extent of any future downturn or upturn in the semiconductor capital equipment industry.
          A portion of our net revenues is to operations in international markets. For the nine months ended September 30, 2008 and full year ended December 31, 2007, international revenues accounted for approximately 41% and 39% of net revenues, respectively.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenues
Product	86.4%	91.0%	87.3%	91.2%
Services	13.6	9.0	12.7	8.8

Total net revenues	100.0	100.0	100.0	100.0
Cost of revenues
Cost of product revenues	51.5	51.8	50.6	51.5
Cost of service revenues	8.5	5.9	8.1	5.7

Total cost of revenues	60.0	57.7	58.7	57.2

Gross profit	40.0	42.3	41.3	42.8
Research and development	12.4	9.5	11.4	9.0
Selling, general and administrative	21.3	18.0	19.2	17.3
Amortization of acquired intangible assets	1.2	2.1	1.4	2.0

Income from operations	5.1	12.7	9.3	14.5
Interest income, net	0.8	2.2	1.0	1.8
Gain (net impairment) of investments	0.3	—	(0.2)	—

Income before income taxes	6.2	14.9	10.1	16.3
Provision for income taxes	1.9	3.1	3.2	4.4

Net income	4.3%	11.8%	6.9%	11.9%

Net Revenue (dollars in millions)

	Three Months Ended			Nine Month Ended
	September 30,			September 30,
	2008	2007	% Change	2008	2007	% Change

Net revenues
Product	$135.9	$164.7	(17.5)%	$455.7	$544.2	(16.3)%
Service	21.5	16.3	31.6%	66.1	52.2	26.5%

Total net revenues	$157.4	$181.0	(13.1)%	$521.8	$596.4	(12.5)%

          Product revenues decreased $28.8 million during the three months ended September 30, 2008 mainly due to a decrease in worldwide demand from our semiconductor capital equipment manufacturer and semiconductor device manufacturer customers, which resulted in a decrease in revenues of $36.6 million or 30.4% compared to the same period for the prior year. This decrease was partially offset by a $12.9 million or 21.2% increase in revenues related to other markets, mainly solar.
          Product revenues decreased $88.4 million during the nine months ended September 30, 2008 mainly due to a decrease in worldwide demand from our semiconductor capital equipment manufacturer and semiconductor device manufacturer customers, which resulted in a decrease in revenues of $106.3 million or 25.9% compared to the same period for the prior year. This decrease was partially offset by a $31.7 million or 17.1% increase in revenues related to other markets, mainly solar.
          Service revenues consist mainly of fees for services relating to the maintenance and repair of our products, software maintenance, installation services and training. Service revenue increased $5.2 million and $13.8 million during the three and nine month periods ended September 30, 2008, respectively, mainly due to a higher installed base of products and increased software maintenance fees.
          Total international net revenues, including product and service, were $72.2 million and $215.8 million for the three and nine months ended September 30, 2008 or 46% and 41% of net revenues, respectively, compared to $68.4 million and $226.0 million for the three and nine months ended September 30, 2007 or 37.8% and 37.9% of net revenues, respectively.

Gross Profit

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			% Points			% Points
	2008	2007	Change	2008	2007	Change

Gross profit as percentage of net revenues
Product	40.4%	43.1%	(2.7)%	42.0%	43.6%	(1.6)%
Service	37.6%	34.1%	3.5%	36.2%	34.8%	1.4%

Total gross profit percentage	40.0%	42.3%	(2.3)%	41.3%	42.8%	(1.5)%

          Gross profit on product revenues decreased 2.7 percentage points for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Our margin was negatively impacted by approximately 2.5 percentage points from lower revenue volumes since a portion of our overhead costs are fixed, 1.2 percentage points from unfavorable foreign currency fluctuations, 0.6 percentage points due to increased overhead costs, partially offset by 1.8 percentage points from favorable product mix.
          Gross profit on product revenues decreased by 1.6 percentage points during the nine months ended September 30, 2008 consisting of approximately 2.3 lower percentage points from decreased revenue volumes, 0.6 percentage points from unfavorable foreign currency fluctuations, offset by 1.2 percentage points from lower overhead spending due to lower sales volumes.
          Cost of service revenues consists primarily of costs of providing services for repair and training which includes salaries and related expenses and other fixed costs. Service gross profit increased by 3.5 and 1.4 percentage points for the three and nine month periods ended September 30, 2008, respectively, compared to the corresponding periods of the prior year, primarily as a result of increased revenue volumes partly related to our acquisition of Yield Dynamics, Inc. (“Yield acquisition”) in the fourth quarter of 2007.
Research and Development (dollars in millions)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	% Change	2008	2007	% Change

Research and development expenses	$19.5	$17.2	13.8%	$59.3	$53.8	10.1%
          Research and development expense increased $2.3 million during the three months ended September 30, 2008. The increase includes $0.9 million in expenses related to the Yield acquisition, increased compensation expense of $0.5 million, as a result of higher staffing levels and $0.9 million in other research and development costs, primarily consisting of patent and other legal related costs.
          Research and development expense increased $5.5 million during the nine months ended September 30, 2008 mainly due to $3.0 million in expenses related to the Yield acquisition, $1.0 million of higher consultant costs, and $1.8 million in other research and development costs, primarily consisting of patent and other legal related costs.
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

Selling, General and Administrative (dollars in millions)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	% Change	2008	2007	% Change

Selling, general and administrative expenses	$33.5	$32.5	3.0%	$100.3	$103.0	(2.6)%
          Selling, general and administrative expenses increased $1.0 million for the three months ended September 30, 2008. The increase includes a $1.6 million increase in compensation expense, primarily due to increased fringe benefit costs, a $1.1 million increase in foreign exchange costs and a $0.9 million increase related to the Yield acquisition, partially offset by a $2.3 million decrease in consulting and professional fees. Decreased consulting fees were due to lower IT infrastructure spending.
          Selling, general and administrative expenses decreased $2.7 million for the nine months ended September 30, 2008. The decrease includes a $6.3 million decrease in consulting and professional fees, a $1.1 million decrease in foreign exchange costs partially offset by a $2.6 million increase related to the Yield acquisition, a $1.1 million increase in compensation expense and a $0.6 million increase in facilities costs related to the relocated corporate headquarters. Increased compensation expense is primarily due to higher salary and fringe benefit costs. The decrease in consulting and professional fees were primarily due to lower IT infrastructure spending. The foreign exchange gains in 2008 were primarily attributable to the settlement of cash and intercompany loans at different foreign exchange rates in connection with a legal entity consolidation in the first quarter of 2008 between some of our foreign subsidiaries.
Amortization of Acquired Intangible Assets (dollars in millions)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	% Change	2008	2007	% Change

Amortization of acquired intangible assets	$2.0	$3.9	(49.4)%	$7.1	$12.1	(41.7)%
          Amortization expense for the three and nine months ended September 30, 2008 decreased $1.9 million and $5.0 million, respectively, as certain acquired intangible assets became fully amortized during 2007 and 2008.
Interest Income, Net (dollars in millions)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	% Change	2008	2007	% Change

Interest income, net	$1.3	$4.0	(66.9)%	$5.1	$10.9	(52.8)%
          Interest income, net decreased $2.7 million and $5.8 million during the three and nine months ended September 30, 2008, respectively, mainly as a result of lower average cash and cash equivalent balances and lower interest rates in 2008. The lower outstanding cash balances are primarily a result of our stock repurchase program.
Gain (Impairment) of Investments (dollars in millions)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	% Change	2008	2007	% Change

Gain (net impairment) of investments	$0.5	$—	—	$(0.9)	$—	—
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

          During the six months ended June 30, 2008, we recorded additional impairment charges of $1.4 million on these two SIV investments due to further declines in value. In addition, we received a $0.5 million principal payment from one of these investments. This resulted in a new cost basis for these securities of $2.4 million at June 30, 2008.
          During the three months ended September 30, 2008, we liquidated our position in these two impaired investments, one by sale and the other by a structured payment, for a combined total of $2.9 million and as a result, we recorded a gain from the liquidation of $0.5 million. For the nine months ended September 30, 2008, we recorded net impairment charges of $0.9 million related to these two investments. The liquidation of these two impaired investments leaves the remaining portfolio consisting of direct U.S. Government and Agency obligations and high quality, liquid, short term corporate debt obligations.
Provision for Income Taxes (dollars in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2008	2007	2008	2007

Provision for income taxes	$3.0	$5.7	$16.6	$26.3
          Our effective tax rate for the three and nine months ended September 30, 2008 was 30.9% and 31.3%, respectively. The effective tax rate for the three and nine months ended September 30, 2008, is less than the statutory tax rate primarily due to the profits of our international subsidiaries being taxed at rates lower than the U.S. statutory tax rate. SFAS No. 109, “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. On a quarterly basis, we evaluate both the positive and negative evidence bearing upon the realizability of its deferred tax assets. We consider future taxable income, ongoing prudent and feasible tax planning strategies, and the ability to utilize tax losses and credits in assessing the need for a valuation allowance. A valuation allowance of $2.7 million related to certain state tax credit carryforwards has been recorded during the three months ended September 30, 2008 because we have concluded that it is more likely than not that these credits will not be utilized since it is expected that the annual amount of state credits generated will exceed the amount of credits that can be used. We recorded a benefit of $1.8 million on the closing of both a statute of limitation and an income tax audit.
          Our effective tax rate for the three and nine months ended September 30, 2007 was 21.0% and 27.0%, respectively. The effective tax rate is less than the statutory tax rate primarily due to the profits of our international subsidiaries being taxed at rates lower than the U.S. statutory tax rate and the benefit from U.S. research and development credits.
          We adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) in 2007. At December 31, 2007, the total amount of gross unrecognized tax benefits, which excludes interest and penalties discussed below, was approximately $16.1 million. If these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of approximately $13.2 million would impact our effective tax rate. The total amount of gross unrecognized tax benefits at September 30, 2008 was approximately $15.4 million. The net decrease from January 1, 2008 was primarily attributable to the close of the statute of limitation on the 2004 tax year.
          MKS and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. We have concluded all U.S. federal income tax matters for years through 2002. While the U.S. 2004 federal tax year is closed, the 2003 federal tax year remains open to the extent of the loss carryforward to 2005. Currently, we are under a federal audit for the 2005 tax year. As of September 30, 2008, there were ongoing audits in various other tax jurisdictions.
          Within the next 12 months, it is reasonably possible that we may recognize $4.5 million to $5.0 million of previously unrecognized tax benefits related to various federal, state, and foreign tax positions as a result of the conclusion of various audits and the expiration of the statute of limitations. The following tax years, in the major tax jurisdictions noted, are open for assessment or refund: U.S. Federal: 2003, 2005 to 2007, Germany: 2001 to 2007, Korea: 2004 to 2007, Japan: 2001 to 2007, and the United Kingdom: 2006 and 2007. We do not expect any material changes to the returns as filed to result from these open audits.
          We accrue interest and, if applicable, penalties, for any uncertain tax positions. This interest and penalty expense is a component of income tax expense. At September 30, 2008 and December 31, 2007, we had $1.6 million and $1.5 million, respectively, accrued for interest on unrecognized tax benefits.
          On October 3, 2008, the U.S. Research and Development Tax Credit was extended retroactively to amounts paid or incurred in 2008 and through December 31, 2009. As a result, we estimated a tax benefit of approximately $2.5 million for the year ended December 31, 2008. This fiscal year benefit will be recorded entirely in the fourth quarter of 2008. Therefore, we did not take any benefit for this credit in the three and nine month periods ending September 30, 2008. The benefits taken in the three and nine months ended September 30, 2007 for this credit were approximately $0.9 million and $1.7 million, respectively.

Liquidity and Capital Resources
     Cash, cash equivalents and short-term investments totaled $257.2 million at September 30, 2008 compared to $323.8 million at December 31, 2007. This decrease was attributable to our share repurchase program through which we repurchased $115.7 million of our common stock during the first nine months of fiscal 2008. The primary source of funds for the first nine months of fiscal 2008 was cash provided by operating activities of $61.3 million.
          Net cash provided by operating activities of $61.3 million for the nine months ended September 30, 2008, resulted mainly from net income of $36.4 million, non-cash charges of $17.8 million for depreciation and amortization, $9.5 million for stock-based compensation and related tax benefits, $1.7 million for decreases in deferred income taxes and by an increase in net operating assets of $0.7 million. The net increase in operating assets is primarily due to a $6.1 million decrease in inventory and $1.0 million in trade accounts receivable, offset by an increase in other current assets of $6.4 million. The increase in other current assets of $6.4 million related to the timing of value-added tax payments and the increase in our net receivable for unrealized gains and losses on foreign exchange forward contracts. These increases were offset by a decrease in net operating liabilities of $6.0 million, mainly caused by a decrease of $3.0 million in accounts payable and $3.2 million in income taxes payable. Net cash provided by operating activities of $85.1 million for the nine months ended September 30, 2007, resulted mainly from net income of $71.2 million, non-cash charges of $22.8 million for depreciation and amortization and $11.3 million for stock-based compensation and related tax benefits, offset by an increase in net operating assets of $2.9 million and a $12.1 million decrease in net operating liabilities. The $2.9 million increase in net operating assets consisted primarily of a $7.7 million increase in inventory, to support our increased revenues and to support the increased inventory levels required for our planned China facility relocation in the second half of 2007, and a $5.2 million increase in other current assets, primarily related to prepaid taxes, offset by a $10.0 million decrease in accounts receivable. The decrease in net operating liabilities of $12.1 million is mainly caused by a $9.5 million decrease in accounts payable and a decrease of $3.7 million in accrued expenses and other current liabilities.
          Net cash used in investing activities of $21.6 million for the nine months ended September 30, 2008, resulted primarily from net purchases of $13.2 million of available for sale investments and $8.4 million in purchases of property, plant and equipment. Net cash used in investing activities of $66.1 million for the nine months ended September 30, 2007, resulted primarily from net purchases of $55.6 million of available for sale investments and $11.5 million in purchases of property, plant and equipment.
          Net cash used in financing activities of $115.2 million for the nine months ended September 30, 2008, consisted primarily of repurchases of common stock of $115.7 million and $2.7 million in net payments on short-term borrowings and $6.0 million in principal payments on capital lease obligations and long-term debt primarily to retire a $5.0 million industrial development revenue bond, offset by $7.0 million in proceeds from the exercise of stock options and purchases under our employee stock purchase plan. Net cash used in financing activities of $5.0 million for the nine months ended September 30, 2007, consisted primarily of $49.0 million in repurchases of common stock, offset by $43.3 million in proceeds from the exercise of stock options and purchases under our employee stock purchase plan.
          On February 12, 2007, our Board of Directors approved a share repurchase program (the “Program”) for the repurchase of up to $300.0 million of our outstanding stock over two years. The repurchases may be made from time to time on the open market or through privately negotiated transactions. The timing and amount of any shares repurchased under the Program will depend on a variety of factors, including the price of our common stock, corporate and regulatory requirements, capital availability, and other market conditions. The Program may be discontinued at any time at the discretion of the Company and our Board of Directors. During the nine months ended September 30, 2008, we repurchased 5.7 million shares of common stock for $115.7 million for an average price of $20.42 per share and during the nine months ended September 30, 2007, we repurchased 1.9 million shares of common stock for $49.0 million for an average price of $25.13 per share. We repurchased an aggregate of 10.4 million shares of our common stock for $216.9 million for an average price of $20.76 per share pursuant to the repurchase program that we publicly announced on February 12, 2007.
          We believe that our working capital, together with the cash anticipated to be generated from operations, will be sufficient to satisfy our estimated working capital, stock repurchase program activity and planned capital expenditure requirements through at least the next 12 months.
          To the extent permitted by Massachusetts law, our Restated Articles of Organization, as amended, require us to indemnify any of our current or former officers or directors or any person who has served or is serving in any capacity with respect to any of our employee benefit plans. Because no claim for indemnification has been pursued by any person covered by the relevant provisions of our Restated Articles of Organization, we believe that the estimated exposure for these indemnification obligations is currently minimal. Accordingly, we have no liabilities recorded for these requirements as of September 30, 2008.

          We also enter into agreements in the ordinary course of business which include indemnification provisions. Pursuant to these agreements, we indemnify, hold harmless and agree to reimburse the indemnified party, generally our customers, for losses suffered or incurred by the indemnified party in connection with certain patent or other intellectual property infringement claims, and, in some instances, other claims, by any third party with respect to our products. The terms of these indemnification obligations are generally perpetual after execution of the agreements. The maximum potential amount of future payments we could be required to make under these indemnification agreements is, in some instances, not contractually limited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these obligations as of September 30, 2008.
          When, as part of an acquisition, we acquire all of the stock or all of the assets and liabilities of another company, we assume liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments we could be required to make for such obligations is undeterminable at this time. Other than obligations recorded as liabilities at the time of the acquisitions, historically we have not incurred significant costs relating to these acquired liabilities. Accordingly, no liabilities have been recorded for these obligations as of September 30, 2008.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS No. 160”). This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008. This statement does not have a material impact, as we do not have any minority interests.
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
          ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          Information concerning market risk is contained in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on February 28, 2008. There were no material changes in our exposure to market risk from December 31, 2007.

          ITEM 4. CONTROLS AND PROCEDURES.
     Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of September 30, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.
     Limitations on Effectiveness of Controls
     Our management has concluded that our disclosure controls and procedures and internal controls provide reasonable assurance that the objectives of our control system are met. However, our management (including our Chief Executive Officer and Chief Financial Officer) does not expect that the disclosure controls and procedures or internal controls will prevent all error and/or all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, errors and instances of fraud, if any, within the Company have been or will be detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurances that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
          PART II. OTHER INFORMATION
          ITEM 1. LEGAL PROCEEDINGS.
     We filed suit against Celerity, Inc. in federal district court in Texas on September 8, 2008 for infringement of two of our patents relating to our PiMFC technology. The complaint was amended on September 9, 2008 to include a claim of infringement for one additional related MKS patent, which had issued earlier that day. We are seeking injunctive relief and damages for infringement. Celerity has not yet filed an answer to the complaint.
     We are also subject to various other legal proceedings and claims, which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our results of operations, financial condition or cash flows.
          ITEM 1A. RISK FACTORS.
     Information regarding risk factors affecting the Company’s business are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 in the section entitled “Risk Factors.” As of September 30, 2008, there have been no material changes from the risks disclosed therein, other than the addition of the following item.

Our business is impacted by worldwide economic cycles, which are difficult to predict.
          The global financial markets have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. These economic developments affect not only our customers’ ability to make capital equipment investments, which directly affects our revenue potential, but also affect the credit and liquidity of our customers and our suppliers, which could have an adverse affect on our business. Although we are taking actions to address the effects of the current economic crisis, including implementing cost control and reduction measures, we cannot predict whether these will be sufficient to offset certain of the negative trends that might affect our business. We are unable to predict the likely duration and severity of the current disruption in financial markets, credit availability and adverse economic conditions throughout the world.
          ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
          The following table provides information about purchases by MKS during the quarter ended September 30, 2008, of equity securities that are registered by MKS pursuant to Section 12 of the Exchange Act:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of
			Shares Purchased as	Approximate Dollar Value of
	Total Number of		Part of Publicly	Shares that May Yet Be
	Shares (or Units)	Average Price Paid	Announced Plans or	Purchased Under the
Period	Purchased [1]	per Share	Programs[2]	Plans or Programs[2]
7/1/08 — 7/31/08	536,000	$22.45	10,366,000	$84,868,000
8/1/08 — 8/31/08	80,000	$21.80	10,446,000	$83,120,000
9/1/08 — 9/30/08	—	$—	10,446,000	$83,120,000

1)	We repurchased an aggregate of 10,446,000 shares of our common stock pursuant to the repurchase program that we publicly announced on February 12, 2007 (the “Program”). During the nine months ended September 30, 2008, we repurchased a total of 5,667,000 shares of our common stock pursuant to the Program.

2)	Our Board of Directors approved the repurchase by us of up to an aggregate of $300.0 million of our common stock pursuant to the Program. The expiration date of this Program is February 11, 2009, unless terminated earlier by resolution of our Board of Directors.
ITEM 6. EXHIBITS.

Exhibit No.	Exhibit Description
3.1(1)	Restated Articles of Organization
3.2(2)	Articles of Amendment, as filed with the Secretary of State of Massachusetts on May 18, 2001
3.3(3)	Articles of Amendment, as filed with the Secretary of State of Massachusetts on May 16, 2002
3.4(4)	Amended and Restated By-Laws
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-49738) filed with the Securities and Exchange Commission on November 13, 2000.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(4)	Incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 28, 1999, as amended.

SIGNATURE
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MKS INSTRUMENTS, INC.
November 7, 2008	By:	/s/ Ronald C. Weigner
Ronald C. Weigner
Vice President and Chief Financial Officer (Principal Financial Officer)