Form 10-K
period 2008-12-31
MKS INSTRUMENTS INC
filed 2009-02-27
CIK 1049502

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT
TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of June 30, 2008 based on the closing price of the registrant’s Common Stock on such date as reported by the Nasdaq Global Market: $1,045,692,807.

Number of shares outstanding of the issuer’s Common Stock, no par value, as of February 18, 2009: 49,536,699

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for MKS’ Annual Meeting of Stockholders to be held on May 4, 2009 are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1.	Business	2
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	16
Item 2.	Properties	16
Item 3.	Legal Proceedings	17
Item 4.	Submission of Matters to a Vote of Security Holders	17

PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18
Item 6.	Selected Financial Data	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	35
Item 8.	Financial Statements and Supplementary Data	37
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	71
Item 9A.	Controls and Procedures	71
Item 9B.	Other Information	72

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	72
Item 11.	Executive Compensation	72
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	72
Item 13.	Certain Relationships and Related Transactions, and Director Independence	72
Item 14.	Principal Accountant Fees and Services	73

PART IV
Item 15.	Exhibits and Financial Statement Schedules	73
SIGNATURES		78
Ex-10.21 Amendment, dated November 10, 2008, to Employment Agreement between Leo Berlinghieri and the Registrant, dated July 1, 2005, as amended on November 13, 2007
Ex-10.23 Amendment, dated November 10, 2008, to Employment Agreement between Ronald C. Weigner and the Registrant, dated July 1, 2005
Ex-10.26 Amendment, dated November 10, 2008, to Employment Agreement between John Smith and the Registrant, dated July 30, 2004
Ex-10.28 Amendment, dated November 10, 2008, to Employment Agreement between Gerald Colella and the Registrant, dated April 25, 2005
Ex-10.30 Summary of Compensatory Arrangements with Non-Employee Directors
Ex-10.34 Fourth Amendment, dated July 31, 2008, to HSBC Note
Ex-21.1 Subsidiaries of the Registrant
Ex-23.1 Consent of PricewaterhouseCoopers LLP
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO & CFO

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

MKS’ management believes that this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. When used herein, the words “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “may,” “see,” “will,” “would” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect management’s current opinions and are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated or implied. MKS assumes no obligation to update this information. Risks and uncertainties include, but are not limited to, those discussed in the section entitled “Risk Factors” of this annual report on Form 10-K.

PART I

Item 1.	Business

MKS Instruments, Inc. (the “Company” or “MKS”) was founded in 1961 as a Massachusetts corporation. We are a leading worldwide provider of instruments, subsystems and process control solutions that measure, control, power, monitor and analyze critical parameters to improve process performance and productivity of advanced manufacturing processes. We also provide services relating to the maintenance and repair of our products, software maintenance, installation services and training.

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

For over 45 years, we have focused on satisfying the needs of our customers by establishing long-term, collaborative relationships. We have a diverse base of customers that includes manufacturers of semiconductor capital equipment and semiconductor devices, thin film capital equipment used in the manufacture of flat panel displays, solar cells, data storage media and other coating applications; and other industrial, medical and manufacturing companies, and university, government and industrial research laboratories. Our top 10 customers for the year ended December 31, 2008 were Applied Materials, DNS Electronics, Hitachi, Lam Research, Phillips, Novellus Systems, Sharp, Siemens, Tokyo Electron and Ulvac Technologies.

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

Markets and Applications

We are focused on improving process performance and productivity by measuring, controlling, powering, monitoring and analyzing advanced manufacturing processes in semiconductor, thin film and other market sectors. We estimate that approximately 57%, 68% and 70% of our net sales for the years ended December 31, 2008, 2007 and 2006, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers. Approximately 43%, 32% and 30% of our net sales in the years ended December 31, 2008, 2007 and 2006, respectively, were for other advanced manufacturing applications. These include, but are not limited to, thin-film processing equipment applications such as flat panel displays, solar cells, data storage media, and other thin film coatings as well as medical equipment; energy generation and environmental monitoring processes; pharmaceutical and other industrial manufacturing; and university, government and industrial research laboratories.

We estimate that approximately 43%, 39% and 34% of our net sales for the years ended December 31, 2008, 2007 and 2006, respectively, were to customers located in international markets. International sales include sales by our foreign subsidiaries, but exclude direct export sales.

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

Other Advanced Manufacturing Applications

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

Other Advanced Applications

Our products are used in other energy generation and environmental monitoring processes such as nuclear fuel processing, fuel cell research, greenhouse gas monitoring, and chemical agent detection; medical instrument sterilization; consumable medical supply manufacturing and pharmaceutical manufacturing. Our power delivery products are also incorporated into other end-market products such as medical imaging equipment. In addition, our products are sold to government, university and industrial laboratories for vacuum applications involving research and development in materials science, physical chemistry and electronics materials. Major equipment and process providers and research laboratories are concentrated in Europe, Japan and the United States.

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

Information Technology Products.  We design on-line and off-line software products to analyze data to improve the quality and yield of semiconductor, thin film, biopharmaceutical, injection molding and other manufacturing processes.

2.	Power and Reactive Gas Products

This product group includes power delivery products and reactive gas generation products used in semiconductor and other thin film applications, including solar and in medical imaging equipment applications.

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

Processing Thin Films.  Our reactive gas products include ozone generators and subsystems used for deposition of insulators onto semiconductor devices, ozonated water delivery systems for advanced semiconductor wafer and flat panel display cleaning, microwave plasma based products for photo resist removal and a new line of remote plasma generators which provide reactive gases for a wide range of semiconductor, flat panel and other thin film process applications.

Equipment Cleaning.  As materials are deposited on wafers, films, or solar cells, the deposited material also accumulates on the walls of the vacuum process chamber. Our atomic fluorine generators are used to clean the process chambers between deposition steps to reduce particulates and contamination caused by accumulated build up on the chamber walls.

3.	Vacuum Products

This product group consists of vacuum technology products, including vacuum containment components, vacuum gauges, vacuum valves, effluent management subsystems and custom stainless steel chambers, vessels, biopharmaceutical process equipment (“BPE”) hardware and housings.

Vacuum Gauging Products.  We offer a wide range of vacuum instruments consisting of vacuum measurement sensors and associated power supply and readout units as well as transducers where the sensor and electronics are integrated within a single package. These gauges complement our Baratron capacitance manometers for medium and high vacuum ranges. Our indirect gauges use thermal conductivity and ionization gauge technologies to measure pressure and vacuum, and our direct gauges use the pressure measurement technology of a MEMS-based piezo sensor.

Vacuum Valves, Stainless Steel Components, Process Solutions and Custom Stainless Steel Hardware.  Our vacuum valves are used for vacuum isolation of vacuum lines, load locks, vacuum chambers and pumps for chamber isolation and vacuum containment. Our vacuum process solutions consist of vacuum fittings, traps and heated lines that are used downstream from the semiconductor process chamber to control process effluent gasses by preventing condensable materials from depositing particles near or back into the process chamber.

Custom Manufactured Components.  Our design and manufacturing facilities build high purity chambers for material and thin film coating, ALD, lithography and all semiconductor and solar processes. We design and build custom panels, weldments, ASME (American Society of Manufacturing Engineers) vessels and housings, as well as a line of BPE certified components for biopharmaceutical processes.

Customers

Our largest customers include leading semiconductor capital equipment manufacturers such as Applied Materials, Lam Research, Novellus Systems, and Tokyo Electron. Sales to our top ten customers accounted for approximately 38%, 46% and 49% of net sales for the years ended December 31, 2008, 2007 and 2006, respectively. Applied Materials accounted for approximately 19%, 20% and 21% of our net sales for the years ended December 31, 2008, 2007 and 2006, respectively.

Sales, Marketing, Service and Support

Our worldwide sales, marketing, service and support organization is critical to our strategy of maintaining close relationships with semiconductor capital equipment manufacturers and semiconductor device manufacturers. We sell our products primarily through our direct sales force. As of December 31, 2008, we had 195 sales employees worldwide, located in China, France, Germany, Japan, Korea, the Netherlands, Singapore, Sweden, Taiwan, the United Kingdom and the United States. We also maintain sales representatives and agents in a number of countries, which supplement this direct sales force. We maintain a marketing staff that identifies customer requirements, assists in product planning and specifications, and focuses on future trends in semiconductor and other markets.

As semiconductor device manufacturers have become increasingly sensitive to the significant costs of system downtime, they have required that suppliers offer comprehensive local repair service and close customer support. Manufacturers require close support to enable them to repair, modify, upgrade and retrofit their equipment to improve yields and adapt new materials or processes. To meet these market requirements, we maintain a worldwide sales and support organization in 17 countries. Technical support is provided from offices in China, France, Germany, Japan, Korea, the Netherlands, Singapore, Taiwan, the United Kingdom and the United States. Repair and calibration services are provided at 25 service depots located worldwide. We typically provide warranties from one to three years, depending upon the type of product.

Research and Development

Our products incorporate sophisticated technologies to power, measure, control and monitor increasingly complex gas-related semiconductor manufacturing processes, thereby enhancing uptime, yield and throughput for our semiconductor device manufacturing customers. Our products have continuously advanced as we strive to meet our customers’ evolving needs. We have developed, and continue to develop, new products to address industry trends, such as the shrinking of integrated circuit critical dimensions to 65 nanometers and below. In addition, we have developed, and continue to develop, products that support the migration to new classes of materials and ultra-thin layers, such as copper for low resistance conductors, high-k dielectric materials for capacitors and gates and low-k dielectric materials for low loss insulators that are used in small geometry manufacturing. We have undertaken an initiative to involve our marketing, engineering, manufacturing and sales personnel in the concurrent development of new products in order to reduce the time to market for new products. Our employees also work closely with our customers’ development personnel helping us to identify and define future technical needs on which to focus research and development efforts. We support research at academic institutions targeted at advances in materials science and semiconductor process development. As of December 31, 2008, we had 467 research and development employees, primarily located in the United States. Our research and development expenses were $78.5 million, $74.6 million and $72.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Our research and development efforts include numerous projects, none of which are individually material, and generally have a duration of 12 to 30 months.

Manufacturing

Our manufacturing facilities are located in China, Germany, Israel, Japan, Mexico, the United Kingdom and the United States. Manufacturing activities include the assembly and testing of components and subassemblies, which are integrated into our products. We outsource some of our subassembly work. We purchase a wide range of electronic, mechanical and electrical components, some of which are designed to our specifications. We consider our lean manufacturing techniques and responsiveness to customers’ significantly fluctuating product demands to be a competitive advantage.

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

Patents and Other Intellectual Property Rights

We rely on a combination of patent, copyright, trademark and trade secret laws and license agreements to establish and protect our proprietary rights. As of December 31, 2008, we owned 336 U.S. patents, 235 foreign patents and had 127 pending U.S. patent applications. Foreign counterparts of certain of these applications have been filed or may be filed at the appropriate time.

We require each of our employees, including our executive officers, to enter into standard agreements pursuant to which the employee agrees to keep confidential all of our proprietary information and to assign to us all inventions while they are employed by us.

For a discussion of litigation relating to our intellectual property, see “Legal Proceedings” of this annual report on Form 10-K.

Employees

As of December 31, 2008, we employed 2,631 persons. We believe that our ongoing success depends upon our continued ability to attract and retain highly skilled employees for whom competition is intense. None of our employees are represented by a labor union or are party to a collective bargaining agreement. We believe that our employee relations are good.

Acquisitions

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

We completed three acquisitions in 2006. On October 11, 2006, we completed our acquisition of Novx Corp. (“Novx”), a provider of electrostatic charge monitoring technology for semiconductor, data storage, telecommunication, medical device and other markets. Novx’s technology expands our capability to monitor, detect and control electrostatic charge in advanced process environments, such as semiconductor and hard disk drive manufacturing. On January 3, 2006, we completed our acquisition of Ion Systems, Inc. (“Ion”), a leading provider of electrostatic management solutions located in Alameda, California. Ion’s ionization technology monitors electrostatic charges to reduce process contamination and improve yields, which complements our process monitoring and control technologies. Additionally, on January 3, 2006, we completed our acquisition of Umetrics, AB (“Umetrics”), a leader in multivariate data analysis and modeling software located in Umea, Sweden. Umetrics’ multivariate data analysis and modeling software converts process data into useable information for yield improvement, when linked with our open and modular platform of process sensors and data collection, integration, data storage, and visualization capabilities.

Item 1A.	Risk Factors

The following factors could materially affect MKS’ business, financial condition or results of operations and should be carefully considered in evaluating the Company and its business, in addition to other information presented elsewhere in this report.

Our business depends substantially on capital spending in the semiconductor industry which is characterized by periodic fluctuations that may cause a reduction in demand for our products.

We estimate that approximately 57%, 68% and 70% of our net sales for the years ended December 31, 2008, 2007 and 2006, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers, and we expect that sales to such customers will continue to account for a substantial portion of our sales. Our business depends upon the capital expenditures of semiconductor device manufacturers, which in turn depend upon the demand for semiconductors.

Historically, the semiconductor market has been highly cyclical and has experienced periods of overcapacity, resulting in significantly reduced demand for capital equipment which may result in lower gross margins due to reduced absorption of manufacturing overhead. In addition, many semiconductor manufacturers have operations and customers in Asia, a region that in past years has experienced serious economic problems including currency devaluations, debt defaults, lack of liquidity and recessions. Recent reductions in demand for the products manufactured by semiconductor capital equipment manufacturers and semiconductor device manufacturers have adversely affected our business. Our product sales during the year ended December 31, 2008 to these customers have decreased by 35%. As we enter 2009, global economic uncertainty is prolonging a steep downturn in semiconductor capital equipment spending and adversely affecting our business, financial condition and results of operations. We cannot be certain of the timing or magnitude of future semiconductor industry downturns. A decline in the level of orders as a result of any downturn or slowdown in the semiconductor capital equipment industry could have a material adverse effect on our business, financial condition and results of operations. Although we cannot predict when demand from these customers will rebound, we expect further decreases in demand from these customers during 2009 and as a result we are estimating lower sequential revenues for the quarter ended March 31, 2009 compared to December 31, 2008.

MKS is exposed to risks associated with the ongoing financial crisis and weakening global economy.

The recent severe tightening of the credit markets, turmoil in the financial markets, and weakening global economy are contributing to slowdowns in the industries in which MKS operates, which slowdowns are expected to worsen if these economic conditions are prolonged or deteriorate further. The markets for semiconductors and flat panel displays in particular depend largely on consumer spending. Economic uncertainty exacerbates negative trends in consumer spending and may cause certain MKS customers to push out, cancel, or refrain from placing equipment or service orders, which may affect MKS’ ability to convert backlog to sales and may reduce our net sales. Difficulties in obtaining capital and deteriorating market conditions may also lead to the inability of some customers to obtain affordable financing, resulting in lower sales for MKS. Customers with liquidity issues may lead to additional bad debt expense for MKS. These conditions may also similarly affect key suppliers, which could affect their ability to deliver parts and result in delays for MKS’ products. Further, these conditions and uncertainty about future economic conditions make it challenging for MKS to forecast its operating results, make business decisions, and identify the risks that may affect its business, financial condition and results of operations. If MKS is not able to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, MKS’ business, financial condition or results of operations may be materially and adversely affected.

We anticipate that international sales will continue to account for a significant portion of our net sales. In addition, certain of our key domestic customers derive a significant portion of their revenues from sales in international markets. Therefore, our sales and results of operations could be adversely affected by economic slowdowns, such as the current global economic crisis, and other risks associated with international sales. International sales include sales by our foreign subsidiaries, but exclude direct export sales. International sales accounted for approximately 43%, 39% and 34%, of net sales for the years ended December 31, 2008, 2007 and 2006, respectively, a significant portion of which were sales to Japan.

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

As a result of the factors discussed above, it is likely that we may in the future experience quarterly or annual fluctuations and that, in one or more future quarters, our operating results may fall below the expectations of public market analysts or investors. In any such event, the price of our common stock could fluctuate or decline significantly.

The loss of net sales to any one of our major customers would likely have a material adverse effect on us.

Our top ten customers accounted for approximately 38%, 46% and 49% of our net sales for the years ended December 31, 2008, 2007 and 2006, respectively. The loss of a major customer or any reduction in orders by these customers, including reductions due to market or competitive conditions, would likely have a material adverse effect on our business, financial condition and results of operations. During the years ended December 31, 2008, 2007 and 2006, one customer, Applied Materials, accounted for approximately 19%, 20% and 21%, respectively, of our net sales. None of our significant customers, including Applied Materials, has entered into an agreement requiring it to purchase any minimum quantity of our products. The demand for our products from our semiconductor capital equipment customers depends in part on orders received by them from their semiconductor device manufacturer customers.

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

In addition, with future acquisitions, we could use substantial portions of our available cash as all or a portion of the purchase price. We could also issue additional securities as consideration for these acquisitions, which could cause significant stockholder dilution without achieving the desired accretion to our business. Further, our prior acquisitions and any future acquisitions may not ultimately help us achieve our strategic goals and may pose other risks to us.

As a result of our previous acquisitions, we have added several different decentralized operating and accounting systems, resulting in a complex reporting environment. We will need to continue to modify our accounting policies, internal controls, procedures and compliance programs to provide consistency across all our operations. In order to increase efficiency and operating effectiveness and improve corporate visibility into our decentralized operations, we are currently implementing a worldwide Enterprise Resource Planning (“ERP”) system. We expect to continue to implement the ERP system in phases over the next few years. Any future implementations may risk potential disruption of our operations during the conversion periods and the implementations could require significantly more management time and higher implementation costs than currently estimated.

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

A material amount of our assets represents goodwill and intangible assets, and our net income will be reduced if our goodwill or intangible assets become impaired.

As of December 31, 2008, our goodwill and intangible assets, net, represented approximately $358.8 million, or 36.4%, of our total assets. Goodwill is generated in our acquisitions when the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets we acquire. Goodwill is subject to an impairment analysis at least annually based on the fair value of the reporting unit. Intangible assets, which relate primarily to the customer technologies, relationships and patents and trademarks acquired by us as part of our acquisitions of other companies, are subject to an impairment analysis whenever events or changes in circumstances exist that indicate that the carrying value of the intangible asset might not be recoverable. During the year ended December 31, 2008, we recorded non-cash impairment charges of $6.1 million related to intangible assets. Due to the ongoing uncertainty in market conditions, which may continue to negatively impact our financial performance, we will continue to monitor and evaluate the carrying value of goodwill and intangible assets. If market and economic conditions or business performance deteriorate further, this could increase the likelihood of the Company recording an impairment charge, which could materially and adversely affect our results of operations.

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

Changes in tax rates or tax liabilities could affect results of operations.

As a global company, MKS is subject to taxation in the United States and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. MKS’ future annual and quarterly tax rates could be affected by numerous factors, including changes in the: (1) applicable tax laws; (2) composition of pre-tax income in countries with differing tax rates; or (3) valuation of MKS’ deferred tax assets and liabilities. In addition, MKS is subject to regular examination by the Internal Revenue Service and other tax authorities. MKS regularly assesses the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. Although MKS believes its tax estimates are reasonable, there can be no assurance that any final determination will not be materially different from the treatment reflected in MKS’ historical income tax provisions and accruals, which could materially and adversely affect MKS’ financial condition and results of operations.

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

As of December 31, 2008, we owned 336 U.S. patents, 235 foreign patents and had 127 pending U.S. patent applications. Although we seek to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we cannot be certain that:

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table provides information concerning MKS’ principal and certain other owned and leased facilities as of December 31, 2008:

			Products	Lease
Location	Sq. Ft.	Activity	Manufactured	Expires

Alameda, California	50,000	Manufacturing and Research & Development	Electrostatic Management Programs and Systems	March 31, 2011
Akishima, Japan	26,300	Manufacturing, Customer Support and Research & Development	Materials and Power Delivery Products	September 11, 2018
Andover, Massachusetts	118,000	Manufacturing, Research & Development and Corporate Headquarters	Pressure Measurement and Control Products	(5)
Austin, Texas	20,880	Manufacturing, Sales, Customer Support, Service and Research & Development	Control & Information Management Products	May 31, 2012
Berlin, Germany	20,750	Manufacturing, Customer Support, Service and Research & Development	Reactive Gas Generation Products	December, 13, 2010
Boulder, Colorado	124,000	Manufacturing, Customer Support, Service and Research & Development	Vacuum Products	(2)
Carmiel, Israel	11,800	Manufacturing and Research & Development	Control & Information Management Products	December 31, 2009
Cheshire, United Kingdom	16,000	Manufacturing, Sales, Customer Support and Service	Materials Delivery Products	(3)
Colorado Springs, Colorado	24,000	Research & Development	Power Delivery Products	(1)
Filderstadt, Germany	9,300	Sales & Service	Not applicable	July 31, 2009
Fukuoka, Japan	9,300	Customer Support and Service	Pressure Measurement and Control Products	October 19, 2010
Lawrence, Massachusetts	40,000	Manufacturing	Pressure Measurement and Control Products	(1)
Lod, Israel	10,500	Customer Support and Research & Development	Pressure Measurement and Control Products	May 31, 2010
Methuen, Massachusetts	85,000	Manufacturing, Customer Support, Service and Research & Development	Pressure Measurement and Control Products; Materials Delivery Products	(1)
Munich, Germany	14,000	Manufacturing, Sales, Customer Support, Service and Research & Development	Pressure Measurement and Control Products; Materials Delivery Products	(1)
Nogales, Mexico	67,700	Manufacturing	Pressure Measurement and Control Products; Reactive Gas Generation Products	March 31, 2014
Richardson, Texas	8,800	Sales, Customer Support and Service	Not applicable	November 30, 2012
Rochester, New York	156,000	Manufacturing, Sales, Customer Support, Service and Research & Development	Power Delivery Products	(1)
San Jose, California	32,000	Sales, Customer Support and Service	Not applicable	April 30, 2011
Seoul, Korea	18,000	Sales, Customer Support and Service	Not applicable	(6)
Shenzhen, China	242,000	Manufacturing	Power Delivery Products	May 31, 2017
Shropshire, United Kingdom	25,000	Manufacturing	Control & Information Management Products	October 18, 2010

			Products	Lease
Location	Sq. Ft.	Activity	Manufactured	Expires

Singapore	6,100	Sales, Customer Support and Service	Not applicable	July 7, 2010
Sunnyvale, California	10,000	Vacant	Not applicable	July 7, 2010
Taiwan	21,400	Sales, Customer Support and Service	Not applicable	August 25, 2010
Tianjin, China	12,917	Research & Development	Not applicable	August 1, 2011
Tokyo, Japan	63,300	Manufacturing, Sales, Customer Support, Service and Research & Development	Materials Delivery Products	(4)
Umea, Sweden	7,000	Sales, Customer Support and Research & Development	Control & Information Management Products	August 31, 2009
Wilmington, Massachusetts	118,000	Manufacturing, Sales, Customer Support, Service and Research & Development	Reactive Gas Generation Products; Power Delivery Products	(1)

(1)	This facility is owned by MKS.

(2)	MKS leases two facilities, one has 39,000 square feet of space and the other has 38,000 square feet of space. Both leases expire on May 31, 2015. MKS also owns a third and fourth facility with 27,000 and 20,000 square feet of space, respectively.

(3)	MKS leases two facilities, one has 5,000 square feet of space and a lease term which expires November 6, 2018 and the second has 11,000 square feet of space with a lease term which expires November 6, 2018.

(4)	MKS leases three facilities, one has 19,800 square feet of space with a lease term that expires December 31, 2010 the second has 10,600 square feet of space with a lease term that expires on March 19, 2009 and the third has 26,300 square feet of space with a lease term that expires September 11, 2018. MKS owns a fourth facility of 6,600 square feet.

(5)	MKS owns one facility with 82,000 square feet of space used for manufacturing and research and development and leases 36,000 square feet of space used for its corporate headquarters with a lease term which expires January 1, 2018.

(6)	MKS leases two facilities, one has 7,700 square feet of space and one has 10,300 square feet of space. Both leases expire on May 29, 2009.

In addition to manufacturing and other operations conducted at the foregoing leased or owned facilities, MKS provides worldwide sales, customer support and services from various other leased facilities throughout the world not listed in the table above. See “Business — Sales, Marketing and Support.”

Item 3.	Legal Proceedings

We filed suit against Celerity, Inc. in federal district court in Texas on September 8, 2008 for infringement of two of our patents relating to our PiMFC technology. The complaint was amended on September 9, 2008 to include a claim of infringement for one additional related MKS patent, which had issued earlier that day. We dismissed the suit without prejudice on February 6, 2009.

We are also subject to various other legal proceedings and claims, which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008 through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Market under the symbol MKSI. On February 18, 2009, the closing price of our common stock, as reported on the NASDAQ Global Market, was $14.62 per share. The following table sets forth for the periods indicated the high and low bid prices per share of our common stock as reported by the NASDAQ Global Market.

	2008		2007
Price Range of Common Stock	High	Low	High	Low

First Quarter	$22.24	$15.90	$26.00	$21.11
Second Quarter	25.88	20.91	28.47	25.46
Third Quarter	25.00	19.00	28.15	18.91
Fourth Quarter	19.79	11.76	21.71	16.94

On February 18, 2009, we had approximately 572 stockholders of record.

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

Comparative Stock Performance

The following graph compares the cumulative total shareholder return (assuming reinvestment of dividends) from investing $100 on December 31, 2003, and plotted at the last trading day of each of the fiscal years ended December 31, 2004, 2005, 2006, 2007 and 2008, in each of (i) the Company’s Common Stock; (ii) an industry group index of semiconductor equipment/material manufacturers (the “Hemscott Group Index”), compiled by Hemscott Data (“Hemscott”), a business owned by Morningstar, Inc.; and (iii) the NASDAQ Market Index of companies (the “NASDAQ Market Index”). The graph was compiled by Hemscott. The stock price performance on the graph below is not necessarily indicative of future price performance. The Company’s Common Stock is listed on the NASDAQ Global Market under the ticker symbol “MKSI.”

Performance Graph

COMPARISON OF CUMULATIVE TOTAL RETURN OF
ONE OR MORE COMPANIES, PEER GROUPS,
INDUSTRY INDEXES AND/OR BROAD MARKETS

Assumes $100 invested on Dec. 31, 2003
Assumes dividend reinvested
Fiscal Year Ending Dec. 31, 2008

	2003	2004	2005	2006	2007	2008
MKS Instruments, Inc.	$100.00	$63.97	$61.69	$77.86	$66.00	$51.00
Hemscott Group Index	$100.00	$78.48	$82.52	$92.91	$88.36	$47.01
NASDAQ Market Index	$100.00	$108.41	$110.79	$122.16	$134.29	$79.25

The information included under the heading “Performance Graph” in Item 5 of this Annual Report on Form 10-K is “furnished” and not “filed” and shall not be deemed to be “soliciting material” or subject to Regulation 14A, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

Purchases of Equity Securities

On February 12, 2007, our Board of Directors approved a share repurchase program (the “Program”) for the repurchase of up to $300 million of our outstanding stock over the next two years. The repurchases were made from time to time on the open market or through privately negotiated transactions. The timing and amount of any shares repurchased under the Program were dependent upon a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions. During the year ended December 31, 2008, we repurchased 5,667,000 shares of common stock for $116 million for an average price of $20.42 per share. The Program expired on February 11, 2009 with no additional share repurchases in 2009. The following table provides information about purchases by the Company during the quarter ended December 31, 2008 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

PURCHASES OF EQUITY SECURITIES

			Total Number of
			Shares Purchased	Approximate
			since Adoption of	Dollar Value of
			Program as	Shares that May Yet Be
	Total Number of		Part of Publicly	Purchased
	Shares Purchased	Average Price	Announced Plans	Under the Plans or
Period	during Period(1)	Paid per Share	or Programs(2)	Programs

10/01/08-10/31/08	—	—	10,446,097	$83,119,596
11/01/08-11/30/08	—	—	10,446,097	$83,119,596
12/01/08-12/31/08	—	—	10,446,097	$83,119,596

(1)	We repurchased an aggregate of 10,446,097 shares of our common stock pursuant to the repurchase program that we publicly announced on February 12, 2007 (the “Program”). We did not repurchase any of our common shares during the three months ended December 31, 2008.

(2)	Our Board of Directors approved the repurchase by us of up to an aggregate of $300 million of our common stock pursuant to the Program. The Program expired on February 11, 2009 with no additional share repurchases in 2009.

Item 6.	Selected Financial Data

Selected Consolidated Financial Data

	Year Ended December 31,
	2008	2007	2006	2005	2004
		(In thousands, except per share data)

Statement of Operations Data
Net sales	$646,994	$780,487	$782,801	$509,294	$555,080
Gross profit	259,943	331,487	338,122	200,434	219,371
Income from operations(1)	35,533	106,985	122,541	40,548	59,913
Net income(2)	$30,117	$86,360	$94,235	$34,565	$69,839
Net income per share:
Basic	$0.61	$1.53	$1.70	$0.64	$1.30
Diluted	$0.59	$1.51	$1.68	$0.63	$1.28
Balance Sheet Data
Cash and cash equivalents	$119,261	$223,968	$215,208	$220,573	$138,389
Short-term investments	159,608	99,797	74,749	72,046	97,511
Working capital	452,793	514,235	461,541	410,060	347,700
Long-term investments	—	—	2,816	857	4,775
Total assets	984,939	1,076,260	1,043,720	863,740	828,677
Short-term obligations	18,678	20,203	23,021	18,886	24,509
Long-term obligations, less current portion	396	5,871	6,113	6,152	6,747
Stockholders’ equity	$886,698	$954,009	$901,219	$762,843	$726,634

(1)	Income from operations for the years ended December 31, 2008, 2007 and 2006 includes stock-based compensation of $15.3 million, $12.9 million and $13.1 million, respectively, as a result of adopting SFAS 123R in 2006. Income from operations for the year ended December 31, 2008 includes an impairment charge of $6.1 million related to the write down of intangible assets.

(2)	Net income for the years ended December 31, 2008, 2007 and 2006 includes stock-based compensation of $9.9 million, $8.4 million and $8.7 million, net of tax, respectively. Net income for the year ended December 31, 2004 includes a gain from the collection of a note receivable of $5.0 million and a deferred tax benefit of $10.2 million related to a reduction in a valuation allowance against net deferred tax assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have a diverse base of customers that includes manufacturers of semiconductor capital equipment and semiconductor devices, thin film capital equipment used in the manufacture of flat panel displays, solar cells, data storage media, and other coating applications; and other industrial, medical and manufacturing companies, and university, government and industrial research laboratories. During the years ended December 31, 2008, 2007 and 2006, we estimate that approximately 57%, 68% and 70% of our net sales, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers. We expect that sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers will continue to account for a substantial portion of our sales.

Our product revenues sold to our other markets, which exclude semiconductor capital equipment and semiconductor device product applications, increased by 8.3% for the year ended December 31, 2008. This is mainly due to increased sales to the solar market, which is one of our fastest growing markets. We continued to penetrate the solar market in 2008 which was demonstrated by several product design wins for our technologies and the increase in our solar customer base.

Recent reductions in demand for the products manufactured by semiconductor capital equipment manufacturers and semiconductor device manufacturers have adversely affected our business. Our product sales during the year ended December 31, 2008 to these customers have decreased by 35%. However, the semiconductor capital equipment industry is subject to rapid demand shifts, which are difficult to predict, and we are uncertain how long these sales levels may be maintained or the timing or extent of any future downturn or upturn in the semiconductor capital equipment industry. As we enter 2009, global economic uncertainty is prolonging a steep downturn in semiconductor capital equipment spending and adversely affecting our business, financial condition and results of operations. Although we cannot predict when demand from these customers will rebound, we expect further decreases in demand from these customers during 2009 and as a result we are estimating lower sequential revenues for the quarter ended March 31, 2009 compared to December 31, 2008 as a result of the continuing downturn.

A significant portion of our net sales is to operations in international markets. International net sales include sales by our foreign subsidiaries, but exclude direct export sales. International net sales accounted for approximately 43%, 39% and 34% of net sales for the years ended December 31, 2008, 2007 and 2006, respectively, a significant portion of which were sales in Japan. We expect that international net sales will continue to represent a significant percentage of our total net sales.

Recent Acquisitions

On November 7, 2007, we acquired Yield Dynamics, Inc. (“YDI”), a provider of yield management technology located in Sunnyvale, California. YDI’s data and yield management software, along with MKS’ portfolio of sensors that control critical processes, data collection and integration hardware, and real-time fault detection and classification software, provides a comprehensive offering for generating, collecting and analyzing process sensor data and correlating the data to wafers, chambers and tools across the semiconductor fab as well as other thin film manufacturing processes. The purchase price consisted of $23.7 million in cash, net of $0.7 million in cash acquired, and $0.4 million in acquisition related costs. The purchase agreement includes contingent payments of up to $10.0 million based upon achieving specific annual and cumulative revenue targets between 2008 and 2010. There were no contingent payments earned in 2008.

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

Inventory.  We value our inventory at the lower of cost (first-in, first-out method) or market. We regularly review inventory quantities on hand and record a provision to write down excess and obsolete inventory to our estimated net realizable value, if less than cost, based primarily on our estimated forecast of product demand. Demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases as a result of supply shortages or a decrease in the cost of inventory purchases as a result of volume discounts, while a significant decrease in demand could result in an increase in the charges for excess inventory quantities on hand. In addition, our industry is subject to technological change, new product development and product technological obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results. Due to a sharp decrease in demand during the fourth quarter of 2008, we took a charge for excess and obsolete inventory of $6.5 million. For the twelve months ended December 31, 2008, our total charges for excess and obsolete inventory totaled $11.4 million.

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

Stock-Based Compensation Expense.  We account for share-based compensation expense in accordance with SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. We have estimated the fair value of share-based options on the date of grant using the Black Scholes pricing model, which is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee option exercise behaviors, risk free interest rate and expected dividends. We are also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

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

Intangible assets, goodwill and other long-lived assets.  As a result of our acquisitions, we have identified intangible assets and generated significant goodwill. Intangible assets are valued based on estimates of future cash flows and amortized over their estimated useful life. Goodwill is subject to annual impairment testing as well as testing upon the occurrence of any event that indicates a potential impairment. Intangible assets and other long-lived assets are subject to an impairment test if there is an indicator of impairment. The carrying value and ultimate realization of these assets is dependent upon estimates of future earnings and benefits that we expect to generate from their use. If our expectations of future results and cash flows are significantly diminished, intangible assets and goodwill may be impaired and the resulting charge to operations may be material. When we determine that the carrying value of intangibles or other long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, we use the projected undiscounted cash flow method to determine whether an impairment exists, and then measure the impairment using discounted cash flows. To measure impairment for goodwill, we compare the fair value of our reporting units by measuring discounted cash flows to the book value of the reporting units. Goodwill would be impaired if the resulting implied fair value of goodwill was less than the recorded book value of the goodwill.

During the fourth quarter of 2008, we incurred an intangible asset impairment charge of $6.1 million related to the acquired Yield Dynamics (“YDI”) customer technologies, relationships, and patents and trademarks. The impairment charge was primarily related to lower than previously estimated revenues from our YDI management software due to the macroeconomic environment and industry downturn.

The estimation of useful lives and expected cash flows require us to make significant judgments regarding future periods that are subject to some factors outside of our control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material charges to the results of operations.

We have elected to perform our annual goodwill impairment testing as required under FAS 142 on October 31 of each fiscal year, or more often if events or circumstances indicate that there may be impairment. Reporting units are defined as operating segments or one level below an operating segment, referred to as a component. We have determined that our reporting units are components of our one operating segment. We allocate goodwill to reporting units at the time of acquisition and base that allocation on which reporting units will benefit from the acquired assets and liabilities. The estimated fair values of our reporting units were based on discounted cash flow models derived from internal earnings and external market forecasts. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. We make every effort to forecast these future cash flows as accurately as possible with the information available at the time the forecast is developed. Based on current results and expectations and our analysis, we have determined that the fair values of our reporting units continue to exceed their carrying values. Therefore, we determined that no goodwill impairment charge was required as of December 31, 2008. Due to the ongoing uncertainty in market conditions, which may continue to negatively impact the financial performance of our reporting units, we will continue to monitor and evaluate the carrying value of goodwill. Earnings forecasts relating to our reporting units have generally declined over the past few quarters. If market and economic conditions or business performance deteriorate further, this could increase the likelihood of us recording an impairment charge.

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

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as of January 1, 2007. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon audit, including resolutions of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any change in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total net sales of certain line items included in our consolidated statement of operations data:

	Year Ended December 31,
	2008	2007	2006

Net sales	100.0%	100.0%	100.0%
Cost of sales	59.8	57.5	56.8

Gross profit	40.2	42.5	43.2
Research and development	12.2	9.6	9.2
Selling, general and administrative	20.2	17.0	16.0
Amortization of acquired intangible assets	1.4	2.1	2.2
Purchase of in-process technology	—	0.1	0.1
Impairment of purchased intangibles	0.9	—	—

Income from operations	5.5	13.7	15.7
Interest income, net	1.0	1.9	1.0
Impairment of investments	(0.1)	(0.2)	—

Income before income taxes	6.4	15.4	16.7
Provision for income taxes	1.7	4.3	4.7

Net income	4.7%	11.1%	12.0%

Year Ended 2008 Compared to 2007 and 2006

Net Revenues

	Year Ended December 31,			% Change	% Change
	2008	2007	2006	in 2008	in 2007

Product	$560.9	$708.5	$720.7	(20.8)	(1.7)
Service	86.1	72.0	62.1	19.5	16.1

Total net revenues	$647.0	$780.5	$782.8	(17.1)	(0.3)

Product revenues decreased $147.6 million or 20.8% during the year ended December 31, 2008 mainly due to a decrease in worldwide demand from our semiconductor capital equipment manufacturer and semiconductor device manufacturer customers compared to the same period for the prior year. Product revenues related to these customers decreased $166.3 million or 34.5% compared to the same period for the prior year. This decrease was partially offset by an $18.7 million or 8.3% increase in revenues related to other markets, mainly solar. Our domestic product revenues decreased by $114.8 million or 25.6% mainly due to a high concentration of sales to the semiconductor capital equipment and device manufacturer customers. Our international product revenues decreased $32.8 million or 12.6% during the year ended December 31, 2008. This decrease consists of a $59.0 million decrease in product revenues from our semiconductor customers offset by an increase of $26.2 million related to other markets, mainly solar.

Product revenues decreased $12.2 million or 1.7% during the year ended December 31, 2007 mainly due to a decrease in demand from our semiconductor capital equipment manufacturer customers compared to the same period for the prior year. Product revenues related to these customers decreased $26.4 million or 5.2% compared to the same period for the prior year. This decrease was partially offset by a $14.2 million or 6.7% increase in revenues related to other markets. Our domestic product revenues decreased by $39.8 million or 8.2% mainly due to a high concentration of sales to the semiconductor capital equipment and device manufacturer customers. Our international product revenues increased $27.6 million or 11.9% during the year ended December 31, 2007. This increase is mainly due to increased demand from our semiconductor capital equipment manufacturer customers.

Service revenues consisted mainly of fees for services related to the maintenance and repair of our products, software maintenance, installation services and training. Service revenues increased $14.1 million and $9.9 million for the years ended 2008 and 2007, respectively. The increases are mainly due to a higher installed base of products and increased software maintenance fees.

Total international net revenues were $281.3 million for the year ended December 31, 2008 or 43.5% of net sales compared to $302.7 million for the same period of 2007 or 38.8% of net sales and $266.9 million or 34.1% of net sales for the year ended December 31, 2006.

Gross Profit

				% Points	% Points
	Year Ended December 31,			Change in	Change in
	2008	2007	2006	2008	2007

Product	40.7%	43.4%	43.8%	(2.7)%	(0.4)%
Service	36.5%	33.5%	36.1%	3.0%	(2.6)%

Total gross profit percentage	40.2%	42.5%	43.2%	(2.3)%	(0.7)%

Gross profit on product revenues decreased by 2.7 percentage points for the year ended December 31, 2008 compared to the prior year. The decrease consists of approximately 3.2 lower percentage points from decreased revenue volumes, 0.4 percentage points from unfavorable foreign currency fluctuations and 0.8 percentage points from additional excess and obsolete inventory charges. These decreases were offset by 1.7 percentage points from lower overhead spending due to lower sales volumes and favorable product mix.

Gross profit on product revenues decreased by 0.4 percentage points for the year ended December 31, 2007 compared to the prior year. The decrease is mainly due to higher overhead costs offset by lower warranty costs in 2007.

Cost of service revenues consists primarily of costs of providing services for repair and training which includes salaries and related expenses and other fixed costs. Service gross profit increased by 3.0 percentage points for the year ended December 31, 2008 compared to the prior year. The increase is a result of increased revenue volumes partly related to our Yield Dynamics acquisition (“Yield acquisition”) in the fourth quarter of 2007. Gross profit decreased 2.6 percentage points for the year ended December 31, 2007 primarily due to increased material costs.

Research and Development

	Year Ended December 31,			% Change	% Change
	2008	2007	2006	in 2008	in 2007

Research and development expenses	$78.5	$74.6	$72.2	5.2	3.3

Our research and development is primarily focused on developing and improving our instruments, components, subsystems and process control solutions to improve process performance and productivity.

We have hundreds of products and our research and development efforts primarily consist of a large number of projects related to these products, none of which is individually material to us. Current projects typically have a duration of 12 to 30 months depending upon whether the product is an enhancement of existing technology or a new product. Our current initiatives include projects to enhance the performance characteristics of older products, to develop new products and to integrate various technologies into subsystems. These projects support in large part the transition in the semiconductor industry to larger wafer sizes and smaller integrated circuit geometries, which require more advanced process control technology. Research and development expenses consist primarily of salaries and related expenses for personnel engaged in research and development, fees paid to consultants, material costs for prototypes and other expenses related to the design, development, testing and enhancement of our products as well as legal costs associated with maintaining and defending our intellectual property.

Research and development expense increased $3.9 million during the year ended December 31, 2008 compared to the prior year, mainly due to $3.7 million in expenses related to the Yield acquisition and $1.0 million in other research and development costs, primarily patent legal fees. These increases were offset by $0.8 million in lower compensation expenses as a result of decreased staffing levels.

Research and development expense increased $2.4 million during the year ended December 31, 2007 mainly due to $1.9 million in increased compensation, resulting from increased headcount, and $1.8 million in consulting expenses, primarily offset by $0.8 million in lower project material costs as compared to the same period in the prior year.

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

Selling, General and Administrative

	Year Ended December 31,			% Change	% Change
	2008	2007	2006	in 2008	in 2007

Selling, general and administrative expenses	$130.8	$132.8	$125.2	(1.5)	6.1

Selling, general and administrative expenses decreased $2.0 million during the year ended December 31, 2008 compared to the prior year. The decrease includes a $5.6 million decrease in consulting and professional fees and a $2.3 million decrease in foreign exchange costs. These decreases were partially offset by a $5.3 million increase related to the Yield acquisition and a $1.0 million increase in facilities costs related to the relocated corporate headquarters. The decrease in consulting and professional fees was due primarily to lower IT infrastructure spending. The foreign exchange gains during the year ended December 31, 2008 were primarily attributable to the settlement of cash and intercompany loans at different foreign exchange rates in connection with a legal entity consolidation in the first quarter of 2008 between some of our foreign subsidiaries.

Selling, general and administrative expenses increased $7.6 million during the year ended December 31, 2007 primarily due to $3.8 million of increased IT spending to support current and future initiatives including the implementation of an ERP system, $0.7 million in increased compensation, an $0.9 million increase in costs of operating facilities mainly in Asia, and by $1.1 million in foreign currency exchange losses as compared to the same period in the prior year.

Amortization of Acquired Intangible Assets

	Year Ended December 31,			% Change	% Change
	2008	2007	2006	in 2008	in 2007

Amortization of acquired intangible assets	$9.0	$16.2	$17.4	(44.4)	(6.9)

Amortization expense for the year ended December 31, 2008 decreased $7.2 million primarily related to intangible assets from earlier acquisitions that became fully amortized during the year ended December 31, 2008.

Amortization expense for the year ended December 31, 2007 decreased $1.2 million primarily related to intangible assets from earlier acquisitions that became fully amortized during the year ended December 31, 2007.

Purchase of in-process technology

	Year Ended December 31,
	2008	2007	2006

Purchase of in-process technology	$—	$0.9	$0.8

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

Interest Income, Net

	Year Ended December 31,			% Change	% Change
	2008	2007	2006	in 2008	in 2007

Interest income, net	$6.4	$14.5	$8.4	(55.7)	72.5

Net interest income decreased $8.1 million during the year ended December 31, 2008 compared to the prior year mainly related to lower average outstanding cash and investment balances in 2008 and lower average rates. The lower cash and investment balances were mainly a result of our stock repurchase program.

Net interest income increased $6.1 million during the year ended December 31, 2007 compared to the prior year mainly related to higher average outstanding cash and investment balances in 2007 and higher average rates.

Impairments

	Year Ended December 31,
	2008	2007	2006

Impairment of investments	$(0.9)	$(1.5)	$—
Impairment of purchased intangibles	(6.1)	—	—

During the fourth quarter of 2008, we incurred an intangible asset impairment charge of $6.1 million related to the acquired Yield customer technologies, relationships, and patents and trademarks. The impairment charge was primarily related to lower than previously estimated revenues from our YDI management software due to the macroeconomic environment and industry downturn. The lower estimated future cash flows were based on the amount by which the carrying value of the intangible assets exceeded the estimated fair value. Fair value was determined based on a discounted estimate of future cash flows expected to be derived from the intangible assets.

During the fourth quarter of 2007, we determined that declines in the fair value of our investments in certain commercial paper were other-than-temporary. This commercial paper was issued by two structured investment vehicles (SIVs) that entered into receivership during the fourth quarter of 2007 and they failed to make payments at maturity. Due to the mortgage-related assets these issuers held, they were exposed to adverse market conditions that affected the value of their collateral and their ability to access short-term funding. These investments are not currently trading on active markets, and therefore, have no readily determinable market value. As a result of our evaluation as of December 31, 2007, we recorded a $1.5 million impairment charge to earnings, based upon receiving contemporaneous quotes from established third-party pricing services.

For the year ended December 31, 2008, we recorded additional net impairment charges of $0.9 million related to these two investments. We liquidated our position in these two impaired investments during the third quarter of 2008, one by sale and the other by a structured payment. We received a combined total of $3.4 million from the settlement of these investments during 2008. The liquidation of these two impaired investments leaves the remaining portfolio consisting of direct U.S. Government and Agency obligations and high quality, liquid, short term corporate debt obligations.

Provision for Income Taxes

	Year Ended December 31,
	2008	2007	2006

Provision for income taxes	$10.9	$33.7	$36.7

The provision for income taxes in 2008, 2007 and 2006 are comprised of federal, state and foreign income taxes.

Our effective tax rate for the years ended December 31, 2008, 2007 and 2006 was 26.6%, 28.0% and 28.0%, respectively. The effective tax rate in 2008 is less than the statutory tax rate primarily due to the benefit from federal research and development credits, the profits of our international subsidiaries being taxed at rates lower than the U.S. statutory tax rate, and discrete reserve releases.

The effective tax rate in 2007 is less than the statutory tax rate primarily due to the benefit from the federal research and development credits and the profits of our international subsidiaries being taxed at rates lower than the U.S. statutory tax rate.

The effective tax rate in 2006 is less than the statutory tax rate primarily due to certain discrete tax matters related to our international operations, the benefit from the federal research and development credits, the reduction in the valuation allowance for state tax credits, and the profits of our international subsidiaries being taxed at rates lower than the U.S. statutory tax rate.

We adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. At December 31, 2007, the total amount of gross unrecognized tax benefits, which excludes interest and penalties discussed below, was approximately $16.1 million. If these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of $13.2 million would impact our effective tax rate. The total amount of gross unrecognized tax benefits at December 31, 2008 was approximately $14.7 million, excluding penalties and interest. The decrease from January 1, 2007 was primarily attributable to the close of U.S. statute of limitations on the 2004 tax year. At December 31, 2008, if these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of approximately $11.8 million, excluding penalties and interest, would impact our effective tax rate.

MKS and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. We have concluded all U.S. federal income tax matters for years through 2002. While the U.S. 2004 federal tax year is closed, the 2003 federal tax year remains open to the extent of the loss carryforward to 2005. As of December 31, 2008 and currently, we are under a federal audit for the 2005 and 2006 tax years, as well as other ongoing audits in various other tax jurisdictions for various years.

Over the next 12 months it is reasonably possible that we may recognize $8.0 million to $8.5 million of previously unrecognized tax benefits related to various federal, state and foreign tax positions as a result of the conclusion of various audits and the expiration of the statute of limitations. The following tax years, in the major tax jurisdictions noted, are open for assessment or refund: U.S. Federal: 2003, 2005 to 2007, Germany: 2001 to 2007, Korea: 2006 to 2007, Japan: 2001 to 2007, and the United Kingdom: 2006 and 2007.

We accrue interest and penalties, if applicable, for any uncertain tax positions. This interest and penalty expense is a component of income tax expense. At December 31, 2008 and at December 31, 2007, we had $1.7 million and $1.5 million, respectively, accrued for interest on unrecognized tax benefits.

On a quarterly basis, we evaluate both positive and negative evidence that bears on the realizability of net deferred tax assets and assesses the need for a valuation allowance. The future benefit to be derived from its deferred tax assets is dependent upon its ability to generate sufficient future taxable income to realize the assets. During the year ended December 31, 2008, we increased our valuation allowance by $3.3 million for state tax credit carryforwards and $0.8 million for federal capital loss carryforwards, as we determined it is more likely than not that the deferred tax assets related to these attributes will not be realized. In addition, we recorded a benefit to income tax expense of $3.0 million due to discrete reserve releases primarily related to the close of statute of limitations.

During the year ended December 31, 2007, we amended prior federal tax returns to reflect revised estimates for qualifying federal research and development costs that allowed us to claim additional research tax credits. As a result of this claim, we recorded a benefit to income tax expense of $1.8 million.

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

Liquidity and Capital Resources

Cash, cash equivalents and short-term marketable securities totaled $278.9 million at December 31, 2008 compared to $323.8 million at December 31, 2007. This decrease was mainly due to $115.7 million of cash used to repurchase common stock and $13.5 million of cash used to purchase property, plant and equipment offset by an increase of $89.8 million of cash provided by operations. The primary driver in our current and anticipated future cash flows is and will continue to be cash generated from operations, consisting mainly of our net income and changes in operating assets and liabilities. In periods when our sales are growing, higher sales to customers will result in increased trade receivables, and inventories will generally increase as we build products for future sales. This may result in lower cash generated from operations. Conversely, in periods when our sales are declining, our trade accounts receivable and inventory balances will generally decrease, resulting in increased cash from operations.

Net cash provided by operating activities was $89.8 million for the year ended December 31, 2008 and resulted mainly from net income of $30.1 million, a $38.3 million decrease in operating assets, non-cash charges of $30.5 million for depreciation, amortization and impairments, a $15.3 million charge for stock-based compensation, a decrease in net operating liabilities of $16.8 million and a deferred tax benefit of $5.0 million. The decrease in operating assets consisted of a $23.6 million decrease in accounts receivable as a result of lower sales in the last two months of 2008 compared to 2007 and an $18.5 million decrease in inventories due to lower ordering levels and additional charges for excess and obsolete inventory. The decrease in operating liabilities is mainly caused by a decrease of $9.2 million in accounts payable primarily as a result of lower inventory procurement activities and a decrease of $4.4 million in accrued expenses and other current liabilities primarily as a result of lower accrued compensation.

Net cash provided by operating activities was $119.1 million for the year ended December 31, 2007 and resulted mainly from net income of $86.4 million, a $26.1 million decrease in operating liabilities and non-cash charges of $30.6 million for depreciation and amortization and $12.9 million for stock-based compensation, and a decrease in net operating assets of $20.2 million and a deferred tax benefit of $10.3 million. The $26.1 million net decrease in operating liabilities is mainly caused by a decrease of $18.9 million in accounts payable primarily as a result of inventory procurement activities and a decrease of $6.6 million in accrued expenses and other current liabilities primarily as a result of lower accrued compensation and warranty costs. The $20.2 million decrease in operating assets consisted primarily of an $18.3 million decrease in accounts receivable as a result of lower sales in the last two months of 2007 compared to 2006.

Net cash used in investing activities was $74.1 million for the year ended December 31, 2008 and resulted primarily from the net purchases of $60.7 million of available for sale investments and purchases of property, plant and equipment of $13.5 million. The purchases of property, plant and equipment relate to leasehold improvements in Japan to facilitate a consolidation of facilities, IT hardware to reduce system operating costs in the future and test equipment. Net cash used in investing activities of $60.9 million for the year ended December 31, 2007, resulted primarily from the purchase of one technology company for $24.0 million, purchases of property, plant and equipment of $15.1 million, including approximately $6.3 million related to our new China facility and net purchases of $23.7 million of available for sale investments.

Net cash used in financing activities of $114.8 million for the year ended December 31, 2008, resulted from $115.7 million used to repurchase common stock, $4.8 million in net repayment of short-term borrowings and $6.3 million in principal payments on capital lease obligations and long-term debt, primarily to retire a $5.0 million industrial development revenue bond, offset by $8.9 million in proceeds from the exercise of stock options and purchases under our employee stock purchase plan. Net cash used in financing activities of $58.7 million for the year ended December 31, 2007, resulted from $101.2 million used to repurchase common stock and $4.1 million in net repayment of short-term borrowings, offset primarily by $45.3 million in proceeds from the exercises of stock options and purchases under our employee stock purchase plan.

On August 1, 2008, we renewed an unsecured short-term LIBOR based loan agreement with a bank to be utilized primarily by our Japanese subsidiary for short-term liquidity purposes. The credit line, which expires on July 31, 2009, allows us to borrow, in multiple currencies, up to an equivalent of $35.0 million U.S. dollars. At December 31, 2008, we had outstanding borrowings of $1.1 million U.S. dollars, payable on demand, at an interest rate of 1.65%, with $33.9 million available for future borrowings.

Our Japanese subsidiary also has credit lines and short-term borrowing arrangements with a financial institution, which provide for aggregate borrowings as of December 31, 2008 of up to $27.5 million, which generally expire and are renewed in three-month intervals. At December 31, 2008, total borrowings outstanding under these arrangements were $16.7 million, at interest rates ranging from 1.20% to 1.68%, with $10.8 million available for future borrowings.

On January 26, 2009, we committed to a plan of termination with respect to approximately 10% of our workforce. This decision was based on the overall economic slowdown, particularly in the semiconductor capital equipment industry. As a result, we expect to incur approximately $2.5 million in cash expenditures for severance and related costs, which we expect to record in the quarter ending March 31, 2009. We expect annual compensation-related savings of approximately $19.0 million as a result of these reductions.

We have provided financial guarantees for certain unsecured borrowings and have standby letters of credit, some of which do not have fixed expiration dates. At December 31, 2008, our maximum exposure as a result of these standby letters of credit and performance bonds was approximately $1.0 million.

Future payments due under debt, lease and purchase commitment obligations as of December 31, 2008 are as follows:

	Payment Due By Period
		Less than			After
Contractual Obligations (In thousands)	Total	1 Year	1-3 years	3-5 years	5 years	Other

Operating lease obligations	$38,194	$8,652	$12,825	$8,592	$8,125	$—
Purchase obligations(1)	96,298	90,155	6,143	—	—	—
Capital lease obligations	1,266	870	396	—	—	—
Other long-term liabilities reflected on the Balance Sheet under GAAP(2)	21,910	110	—	—	10,044	11,756
Contingent purchase consideration in connection with acquisitions(3)	7,500	2,500	5,000	—	—	—

Total	$165,168	$102,287	$24,364	$8,592	$18,169	$11,756

(1)	The majority of the outstanding inventory purchase commitments of approximately $76.9 million at December 31, 2008 are to be purchased within the next 12 months. Additionally, approximately $14.9 million represents a commitment, as of December 31, 2008, to a third party engaged to provide certain computer equipment, IT network services and IT support. This contract is for a period of approximately six years that began in September 2004 and has a significant penalty for early termination. The actual timing of payments and amounts may vary based on equipment deployment dates. However, the amount noted represents our expected obligation based on anticipated deployment.

(2)	The majority of this balance relates to income taxes payable and accrued compensation for certain executives related to supplemental retirement benefits.

(3)	In connection with the YDI acquisition, additional purchase consideration may be payable upon the achievement of specific annual and cumulative revenue targets between 2009 and 2010.

We believe that our working capital, together with the cash anticipated to be generated from operations, will be sufficient to satisfy our estimated working capital and planned capital expenditure requirements through at least the next 12 months.

On February 12, 2007, our Board of Directors approved a share repurchase program (the “Program”) for the repurchase of up to $300.0 million of our outstanding stock over the next two years. The repurchases were made from time to time on the open market or through privately negotiated transactions. The timing and amount of any shares repurchased under the Program were dependent upon a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. During the year ended December 31, 2008, we repurchased 5,667,000 shares of common stock for $115.7 million for an average price of $20.42 per share. There were no share repurchases during 2009 and the Program expired on February 11, 2009.

To the extent permitted by Massachusetts law, our Restated Articles of Organization, as amended, require us to indemnify any of our current or former officers or directors or any person who has served or is serving in any capacity with respect to any of our employee benefit plans. Because no claim for indemnification has been pursued by any person covered by the relevant provisions of our Restated Articles of Organization, we believe that the estimated exposure for these indemnification obligations is currently minimal. Accordingly, we have no liabilities recorded for these requirements as of December 31, 2008.

We also enter into agreements in the ordinary course of business which include indemnification provisions. Pursuant to these agreements, we indemnify, hold harmless and agree to reimburse the indemnified party, generally our customers, for losses suffered or incurred by the indemnified party in connection with certain patent or other intellectual property infringement claims, and, in some instances, other claims, by any third party with respect to our products. The terms of these indemnification obligations are generally perpetual after execution of the agreements. The maximum potential amount of future payments we could be required to make under these indemnification agreements is, in some instances, not contractually limited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, we believe the estimated fair value of these obligations is minimal. Accordingly, we have no liabilities recorded for these obligations as of December 31, 2008.

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

Derivatives

We conduct our operations globally. Consequently, the results of our operations are exposed to movements in foreign currency exchange rates. We hedge a portion of our forecasted foreign currency denominated intercompany sales of inventory, over a maximum period of 15 months, using forward foreign exchange contracts (“forward exchange contracts”) primarily related to Japanese, Korean and European currencies. These derivatives are designated as cash-flow hedges, and changes in their fair value are carried in accumulated other comprehensive income in our consolidated statements of stockholder’s equity until the hedged transaction affects earnings. When the hedged transaction affects earnings, the appropriate gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income to cost of sales in the consolidated statements of operations. As of December 31, 2008, the unrealized gain that will be reclassified from accumulated other comprehensive income to cost of sales over the next twelve months is $0.7 million. The ineffective portions of the derivatives are recorded in selling, general and administrative costs and were immaterial in 2008, 2007 and 2006, respectively.

We also hedge certain intercompany and other payables with forward exchange contracts. Typically, as these derivatives hedge existing amounts that are denominated in foreign currencies, the derivatives do not qualify for hedge accounting. The foreign exchange gain or loss on these derivatives was a gain of $2.7 million in 2008 and was immaterial in 2007 and 2006.

Realized and unrealized gains and losses on forward exchange contracts that do not qualify for hedge accounting are recognized immediately in earnings. The cash flows resulting from forward exchange contracts are classified in our consolidated statements of cash flows as part of cash flows from operating activities. We do not hold or issue derivative financial instruments for trading purposes.

We had forward exchange contracts with notional amounts totaling $30.6 million outstanding at December 31, 2008 of which $17.3 million were outstanding to exchange Japanese yen for U.S. dollars. We had forward exchange contracts with notional amounts totaling $66.7 million outstanding at December 31, 2007, of which $39.9 million were outstanding to exchange Japanese yen for U.S. dollars. We had forward exchange contracts with notional amounts totaling $20.3 million outstanding at December 31, 2006, of which $14.6 million were outstanding to exchange Japanese yen for U.S. dollars.

Gains and losses on forward exchange contracts that qualify for hedge accounting are classified in cost of goods sold, which totaled a loss of $1.2 million, gains of $1.3 million and $1.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141. This revised standard requires assets, liabilities and non-controlling interests acquired to be measured at fair value and requires that costs incurred to effect the acquisition be recognized separately from the business combination. In addition, this statement expands the scope to include all transactions and other events in which one entity obtains control over one or more businesses. This statement is effective for all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are in the process of evaluating whether the adoption of this standard will have a material effect on our consolidated financial results.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS No. 160”). This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008. This statement does not have a material impact on our consolidated financial statements, as we do not have any minority interests.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative

Instruments and Hedging Activities” (“SFAS 133”). Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the potential impact of the implementation of FSP 142-3 on our financial position and results of operations.

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

There were forward exchange contracts with notional amounts totaling $30.6 million and $66.7 million outstanding at December 31, 2008 and 2007, respectively. Of such forward exchange contracts, $17.3 million and $39.9 million, respectively, were outstanding to exchange Japanese yen for U.S. dollars with the remaining amounts relating to contracts to exchange the British pound, Korean Won and Euro for U.S. dollars. The potential fair value loss for a hypothetical 10% adverse change in the currency exchange rate on our forward exchange contracts at December 31, 2008 and 2007 would be $3.1 million and $6.7 million, respectively. The potential losses in 2008 and 2007 were estimated by calculating the fair value of the forward exchange contracts at December 31, 2008 and 2007 and comparing that with those calculated using the hypothetical forward currency exchange rates.

At December 31, 2008 and 2007 we had $0.6 million and $134.3 million, respectively, in loans outstanding between subsidiaries that were subject to foreign exchange exposure. The majority of the intercompany loans were related to our UK subsidiary, which were incurred in late December 2007 and were repaid in January 2008. At December 31, 2008 and 2007 a hypothetical 10% adverse change in foreign exchange rates would result in a net transaction loss of $0.1 million and $14.9 million, respectively, which would be recorded in current earnings.

At December 31, 2008 and 2007, we had $17.8 million and $19.0 million, respectively, related to short-term borrowings and current portion of long-term debt denominated in Japanese yen. The carrying value of these short-term borrowings approximates fair value due to their short period to maturity. Assuming a hypothetical 10% adverse change in the Japanese yen to U.S. dollar year-end exchange rate, the fair value of these short-term borrowings would increase by $2.0 million and $2.1 million, respectively. The potential increase in fair value was estimated by calculating the fair value of the short-term borrowings at December 31, 2008 and 2007, respectively, and comparing that with the fair value using the hypothetical year-end exchange rate.

Interest Rate Risk

Due to its short-term duration, the fair value of our cash and investment portfolio at December 31, 2008 and 2007 approximated its carrying value. Interest rate risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for securities contained in the investment portfolio. The resulting hypothetical fair value was not materially different from the year-end carrying values.

Our total long-term debt outstanding, including the current portion, at December 31, 2008 and 2007 was $0.0 and $5.0 million, respectively, and consisted of a mortgage note and industrial development revenue bond. The interest rate on these debt instruments was 4.0% at December 31, 2007. We repaid the entire debt agreement on July 1, 2008.

From time to time, MKS has outstanding short-term borrowings with variable interest rates, primarily denominated in Japanese yen. At December 31, 2008 and 2007, we had $17.8 million and $19.0 million, respectively, outstanding related to these short-term borrowings at interest rates ranging from 1.20% to 1.68% and 1.24% to 1.88%, respectively. Due to the short-term nature and amount of this short-term debt, a hypothetical change of 10% in interest rates would not have a material effect on our near-term financial condition or results of operations.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders of
MKS Instruments, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of MKS Instruments, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 12 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

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

Boston, Massachusetts
February 27, 2009

MKS INSTRUMENTS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$119,261	$223,968
Short-term investments	159,608	99,797
Trade accounts receivable, net of allowances of $2,148 and $2,379 at December 31, 2008 and 2007, respectively	85,350	107,504
Inventories	131,519	150,731
Deferred income taxes	19,058	17,984
Other current assets	13,932	9,996

Total current assets	528,728	609,980
Property, plant and equipment, net	82,017	81,365
Goodwill	337,765	337,473
Acquired intangible assets, net	21,069	36,141
Other assets	15,360	11,301

Total assets	$984,939	$1,076,260

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$17,808	$18,967
Current portion of capital lease obligations	870	1,236
Accounts payable	19,320	28,683
Accrued compensation	13,768	17,842
Income taxes payable	—	3,649
Other accrued expenses	24,169	25,368

Total current liabilities	75,935	95,745
Long-term debt	—	5,000
Long-term portion of capital lease obligations	396	871
Other liabilities	21,910	20,635
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, no par value, 200,000,000 shares authorized; 49,275,975 and 54,261,947 shares issued and outstanding at December 31, 2008 and 2007, respectively	113	113
Additional paid-in capital	637,938	685,465
Retained earnings	241,428	255,244
Accumulated other comprehensive income	7,219	13,187

Total stockholders’ equity	886,698	954,009

Total liabilities and stockholders’ equity	$984,939	$1,076,260

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Net Revenues
Products	$560,888	$708,456	$720,743
Services	86,106	72,031	62,058

Total net revenues	646,994	780,487	782,801
Cost of revenues
Cost of products	332,366	401,119	405,028
Cost of service	54,685	47,881	39,651

Total cost of revenues	387,051	449,000	444,679
Gross profit	259,943	331,487	338,122
Research and development	78,540	74,628	72,240
Selling, general and administrative	130,800	132,791	125,165
Amortization of acquired intangible assets	9,001	16,183	17,376
Purchase of in-process technology	—	900	800
Impairment of purchased intangibles	6,069	—	—

Income from operations	35,533	106,985	122,541
Interest expense	(577)	(806)	(974)
Interest income	7,002	15,294	9,374
Impairment of investments	(906)	(1,457)	—

Income before income taxes	41,052	120,016	130,941
Provision for income taxes	10,935	33,656	36,706

Net income	$30,117	$86,360	$94,235

Net income per share:
Basic	$0.61	$1.53	$1.70

Diluted	$0.59	$1.51	$1.68

Weighted average common shares outstanding:
Basic	49,717	56,349	55,395

Diluted	50,754	57,173	55,961

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	For The Year Ended December 31, 2008, 2007 and 2006
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Retained	Comprehensive	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (loss)	Income (loss)	Equity
	(In thousands, except share data)

Balance at December 31, 2005	54,397,267	$113	$639,152	$116,642	$6,936		$762,843
Net issuance under stock-based plans	2,274,358		23,255				23,255
Stock-based compensation			13,143				13,143
Tax benefit from stock-based plans			4,614				4,614
Comprehensive income (net of tax):
Net income				94,235		94,235	94,235
Other comprehensive income:
Changes in value of financial instruments designated as cash flow hedges and unrealized (loss) on investments					(43)	(43)	(43)
Foreign currency translation adjustment					3,172	3,172	3,172

Comprehensive income						$97,364

Balance at December 31, 2006	56,671,625	$113	$680,164	$210,877	$10,065		$901,219
Net issuance under stock-based plans	2,368,954		45,266				45,266
Stock-based compensation			12,918				12,918
Tax benefit from stock-based plans			5,712				5,712
Stock purchases	(4,778,632)		(59,165)	(41,993)			(101,158)
Other			570				570
Comprehensive income (net of tax):
Net income				86,360		86,360	86,360
Other comprehensive income:
Changes in value of financial instruments designated as cash flow hedges and unrealized (loss) on investments					(622)	(622)	(622)
Foreign currency translation adjustment					3,744	3,744	3,744

Comprehensive income						$89,482

Balance at December 31, 2007	54,261,947	$113	$685,465	$255,244	$13,187		$954,009
Net issuance under stock-based plans	681,493		8,861				8,861
Stock-based compensation			15,176				15,176
Tax benefit from stock-based plans			226				226
Stock purchases	(5,667,465)		(71,790)	(43,933)			(115,723)
Comprehensive income (net of tax):
Net income				30,117		30,117	30,117
Other comprehensive income:
Changes in value of financial instruments designated as cash flow hedges and unrealized gain on investments					203	203	203
Foreign currency translation adjustment					(6,171)	(6,171)	(6,171)

Comprehensive income						$24,149

Balance at December 31, 2008	49,275,975	$113	$637,938	$241,428	$7,219		$886,698

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$30,117	$86,360	$94,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,524	30,644	31,348
Stock-based compensation	15,274	12,918	13,143
Tax benefit from stock-based compensation	226	5,712	4,614
Excess tax benefit from stock-based compensation	(3,250)	(2,688)	(4,469)
Deferred taxes	(4,975)	(10,283)	(11,518)
Impairment of investments	906	1,457	—
Impairment of intangible assets	6,069	—	—
Other	394	888	562
Changes in operating assets and liabilities, net of effects of businesses acquired:
Trade accounts receivable	23,565	18,263	(33,555)
Inventories	18,489	1,206	(46,013)
Other current assets	(3,730)	708	2,213
Accrued expenses	(4,384)	(6,615)	15,437
Accounts payable	(9,175)	(18,855)	5,731
Income taxes payable	(3,273)	(596)	6,483

Net cash provided by operating activities	89,777	119,119	78,211

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	(24,021)	(98,671)
Purchases of short-term and long-term available-for-sale investments	(324,375)	(183,927)	(108,944)
Maturities and sales of short-term and long-term available-for-sale investments	263,715	160,269	104,302
Purchases of property, plant and equipment	(13,457)	(15,090)	(10,690)
Proceeds from sale of assets	336	370	578
Other	(273)	1,451	(827)

Net cash (used in) investing activities	(74,054)	(60,948)	(114,252)

Cash flows from financing activities:
Proceeds from short-term borrowings	155,922	137,656	89,547
Payments on short-term borrowings	(160,771)	(141,749)	(84,381)
Repurchases of common stock	(115,723)	(101,158)	—
Payments on long-term debt	(5,000)	—	(1,667)
Principal payments on capital lease obligations	(1,330)	(1,426)	(754)
Proceeds from exercise of stock options and employee stock purchase plan	8,861	45,266	23,255
Excess tax benefit from stock-based compensation	3,250	2,688	4,469

Net cash provided by (used in) financing activities	(114,791)	(58,723)	30,469

Effect of exchange rate changes on cash and cash equivalents	(5,639)	9,312	207

Increase (decrease) in cash and cash equivalents	(104,707)	8,760	(5,365)
Cash and cash equivalents at beginning of year	223,968	215,208	220,573

Cash and cash equivalents at end of year	$119,261	$223,968	$215,208

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$649	$830	$880
Income taxes	$11,625	$27,116	$35,922
Non-cash financing activities:
Equipment capital leases	$489	$1,244	$1,638

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

Use of Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, stock-based compensation, inventory, intangible assets, goodwill, and other long-lived assets, in-process research and development, income taxes and investments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Reclassifications

The Company recorded $3.3 million in legal costs associated with defending and maintaining its intellectual property in research and development expenses for the year ended December 31, 2008. These costs were previously recorded in selling, general and administrative expenses in the amount of $2.5 million and $2.5 million during the years 2007 and 2006, respectively. The 2007 and 2006 patent legal costs have subsequently been classified as research and development expenses.

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

Advertising Costs

Advertising costs are expensed as incurred and were immaterial in 2008, 2007 and 2006.

Stock-Based Compensation

The Company accounts for share-based compensation expense in accordance with SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The Company has estimated the fair value of share-based options on the date of grant using the Black Scholes pricing model, which is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee option exercise behaviors, risk free interest rate and expected dividends. The Company is also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

Management determined that blended volatility, a combination of historical and implied volatility, is more reflective of market conditions and a better indicator of expected volatility than historical or implied volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, its stock-based compensation expense could be materially different in the future.

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

Goodwill

Goodwill is the amount by which the cost of acquired net assets exceeded the fair value of those net assets on the date of acquisition. The Company allocates goodwill to reporting units at the time of acquisition and base that allocation on which reporting units will benefit from the acquired assets and liabilities. Reporting units are defined as operating segments or one level below an operating segment, referred to as a component. The Company has determined that its reporting units are components of its one operating segment. The Company assesses goodwill for impairment on an annual basis as required under FAS 142 on October 31 or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded equal to that excess.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. This periodic review may result in an adjustment of estimated depreciable lives or asset impairment. When indicators of impairment are present, the carrying values of the asset are evaluated in relation to their operating performance and future undiscounted cash flows of the underlying business. If the future undiscounted cash flows are less than their book value, impairment exists. The impairment is measured as the difference between the book value and the fair value of the underlying asset. Fair values are based on estimates of market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

Foreign Exchange

The functional currency of the majority of the Company’s foreign subsidiaries is the applicable local currency. For those subsidiaries, assets and liabilities are translated to U.S. dollars at year-end exchange rates. Income and expense accounts are translated at the average exchange rates prevailing during the year. The resulting translation adjustments are included in accumulated other comprehensive income in consolidated stockholders’ equity. Foreign exchange transaction gains and losses, which arise from transaction activity, are reflected in the statement of operations.

Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. On a quarterly basis, the Company evaluates both the positive and negative evidence that bears on the realizability of net deferred tax assets and assesses the need for valuation allowance. The future benefit to be derived from its deferred tax assets is dependent upon its ability to generate sufficient future taxable income to realize the assets. The Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. To the extent the Company establishes a valuation allowance, an expense will be recorded within the provision for income taxes line on the statement of operations. The valuation allowance at December 31, 2006 was $317,000, relating to the remaining state tax credits acquired with the purchase of Ion. During 2007, the Company increased the valuation allowance for the state tax loss carryforwards and state tax credits acquired in the purchase of Yield Dynamics (“YDI”). Thus, the valuation allowance was $534,000 at December 31, 2007. During 2008, the Company increased the valuation allowance by $3,303,000 for state tax credit carryforwards and $816,000 for federal capital loss carryforwards, as the Company has determined it is more likely than not that both of these tax attributes will not be realized. As a result, the valuation allowance is $4,653,000 at December 31, 2008.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as of January 1, 2007. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon audit, including resolutions of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any change in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141. This revised standard requires assets, liabilities and non-controlling interests acquired to be measured at fair value and requires that costs incurred to effect the acquisition be recognized separately from the business combination. In addition, this statement expands the scope to include all transactions and other events in which one entity obtains control over one or more businesses. This statement is effective for all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51”. This statement establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008. This statement does not have a material impact on the Company’s consolidated financial statements, as it does not have any minority interests.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company is currently evaluating the disclosure implications of this statement.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company is evaluating the potential impact of the implementation of FSP 142-3 on its financial position and results of operations.

3)	Cash and Cash Equivalents and Investments

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

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

For the year ended December 31, 2008, the Company recorded additional net impairment charges of $906,000 related to these two investments. The Company liquidated its position in these two impaired investments during the third quarter of 2008, one by sale and the other by a structured payment. The Company received a combined total of $3,369,000 from the settlement of these investments during 2008.

The fair value of short-term available-for-sale investments with maturities or estimated lives of less than one year consists of the following:

	December 31,
	2008	2007

Federal Government and Government Agency Obligations	$137,981	$46,813
Commercial Paper and Corporate Obligations	21,627	52,984

	$159,608	$99,797

The following table shows the gross unrealized gains and losses aggregated by investment category:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

As of December 31, 2008:
Federal Government and Government Agency Obligations	$126,106	$373	$2	$126,477
Commercial Paper and Corporate Obligations	2,993	87	783	2,297

Total	$129,099	$460	$785	$128,774

As of December 31, 2007:
Federal Government and Government Agency Obligations	$13,554	$15	$—	$13,569
Commercial Paper and Corporate Obligations	13,853	39	64	13,828

Total	$27,407	$54	$64	$27,397

Interest income is accrued as earned. Dividend income is recognized as income on the date the stock trades “ex-dividend.” The cost of marketable securities sold is determined by the specific identification method and realized gains or losses are reflected in income and were not material in 2008, 2007 and 2006.

4)	Fair Value Measurements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. On January 1, 2008, the Company adopted SFAS 159 and has elected not to measure any additional financial instruments and other items at fair value.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.

Relative to SFAS 157, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” (“SFAS 13”) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. The adoption of SFAS 157 did not have a material impact on the consolidated financial statements. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.

SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset and liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market.
Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain U.S. Government and agency mortgage-backed debt securities, corporate debt securities, and non-exchange traded derivative contracts.
Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2008, are summarized as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	12/31/08	(Level 1)	(Level 2)	(Level 3)

Assets
Cash equivalents	$13,550	$13,550	$—	$—
Available-for-sale-securities	159,608	159,608	—	—
Derivatives — currency forward contracts	508	—	508	—

Total assets	$173,666	$173,158	$508	$—

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

Cash Equivalents

Cash equivalents of $13,550,000, consisting of Federal Government and Government Agency Obligations, Commercial Paper, and Other Corporate Obligations, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Available-For-Sale Securities

Available-for-sale securities of $159,608,000, consisting of Federal Government and Government Agency Obligations, Commercial Paper, and Other Corporate Obligations, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs within Level 3 for the period from January 1, 2008 to December 31, 2008. There were no Level 3 investments at December 31, 2008.

Fair Value Measurements Using
Significant Unobservable
Inputs (Level 3)
Available-for-sale-Securities

Beginning balance at January 1, 2008	$4,275
Total losses (realized)
Included in earnings (or changes in net assets)	(1,412)
Included in other comprehensive income	—
Settlements	(490)
Transfers out of Level 3 during the second quarter of 2008	(2,373)

Ending balance at December 31, 2008	$—

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

5)	Inventories

Inventories consist of the following:

	December 31,
	2008	2007

Raw material	$58,542	$73,529
Work in process	22,072	26,171
Finished goods	50,905	51,031

	$131,519	$150,731

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

6)	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2008	2007

Land	$12,308	$11,566
Buildings	65,926	64,991
Machinery and equipment	90,215	86,747
Furniture and fixtures and office equipment	51,574	47,165
Leasehold improvements	16,016	13,750
Construction in progress	5,455	3,239

	241,494	227,458
Less: accumulated depreciation and amortization	159,477	146,093

	$82,017	$81,365

Depreciation and amortization of property, plant and equipment totaled $14,523,000, $14,476,000 and $13,972,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

7)	Goodwill and Intangible Assets

The Company elected to perform its annual goodwill impairment testing as required under SFAS 142 on October 31 of each fiscal year, or more often if events or circumstances indicate that there may be impairment. Reporting units are defined as operating segments or one level below an operating segment, referred to as a component. The Company has determined that its reporting units are components of its one operating segment. The Company allocates goodwill to reporting units at the time of acquisition and base that allocation on which reporting units will benefit from the acquired assets and liabilities. The estimated fair values of its reporting units were based on discounted cash flow models derived from internal earnings and external market forecasts and are compared to its recorded book value. An excess of book value over fair value indicates that an impairment of goodwill exists. The Company completed its annual impairment test for 2008 and 2007 and concluded that no impairment of goodwill existed.

The changes in the carrying amount of goodwill during the years ended December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007

Balance, beginning of year	$337,473	$323,973
Goodwill acquired during the year	—	15,407
Adjustments to previously recorded goodwill	292	(1,907)

Balance, end of year	$337,765	$337,473

The adjustments to previously recorded goodwill for 2008 relate mainly to various tax adjustments for previous acquisitions.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

Components of the Company’s acquired intangible assets are comprised of the following:

	Year Ended December 31, 2008
		Impairment	Accumulated
	Gross	Charges	Amortization	Net

Completed technology	$93,204	$(4,349)	$(80,685)	$8,170
Customer relationships	23,542	(1,663)	(12,152)	9,727
Patents, trademarks, trade names and other	29,729	(57)	(26,500)	3,172

	$146,475	$(6,069)	$(119,337)	$21,069

The Company determined that the adverse economic and business climate experienced during the end of the fiscal year ended December 31, 2008 was a significant event that indicated that the carrying amount of certain long-lived asset groups might not be recoverable. A review of future cash flows identified asset groups within YDI which had carrying values in excess of future cash flows. The Company reviewed the fair value of the long-lived assets for these asset groups and determined that intangible assets related to customer technologies, relationships, and patents and trademarks had carrying values that exceeded their estimated fair values. As a result, an impairment charge of $6,069,000 was recorded. The fair value was based on the income approach, whereby the Company used the projected undiscounted cash flow method to determine whether impairment exists, and then measured the impairment using discounted cash flows.

	Year Ended December 31, 2007
		Impairment	Accumulated
	Gross	Charges	Amortization	Net

Completed technology	$93,204	$—	$(75,681)	$17,523
Customer relationships	23,542	—	(9,644)	13,898
Patents, trademarks, trade names and other	29,729	—	(25,009)	4,720

	$146,475	$—	$(110,334)	$36,141

Aggregate amortization expense related to acquired intangibles for the years ended December 31, 2008, 2007 and 2006 were $9,001,000, $16,183,000 and $17,376,000, respectively. Estimated amortization expense related to acquired intangibles for each of the five succeeding years is as follows:

Year	Amount

2009	$6,915
2010	5,099
2011	4,541
2012	2,337
2013	2,177

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

8)	Other Balance Sheet Information

	December 31,
	2008	2007

Other Assets:
Deferred tax assets, net	$12,743	$8,760
Other	2,617	2,541

Total other assets	$15,360	$11,301

Other Accrued Expenses:
Product warranties	$8,334	$9,497
Deferred revenue	4,631	5,084
Other	11,204	10,787

Total other accrued expenses	$24,169	$25,368

Other Liabilities:
Income tax payable	$11,756	$12,782
Accrued compensation	9,567	7,621
Other	587	232

Total other liabilities	$21,910	$20,635

9)	Product Warranties

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

Product warranty activity for the years ended December 31, were as follows:

	December 31,
	2008	2007

Balance at beginning of year	$9,497	$11,549
Provisions for product warranties	5,345	5,992
Direct charges to the warranty liability	(6,508)	(8,044)

Balance at end of year	$8,334	$9,497

10)	Debt

Credit Agreements and Short-Term Borrowings

On July 31, 2008, the Company renewed an unsecured short-term LIBOR based loan agreement with a bank to be utilized primarily by its Japanese subsidiary for short-term liquidity purposes. The credit line, which expires on July 31, 2009, provides for the Company to borrow in multiple currencies of up to an equivalent of $35,000,000 U.S. dollars. At December 31, 2008, the Company had outstanding borrowings of $1,101,000 U.S. dollars, payable on demand, at an interest rate of 1.65%.

Additionally, the Company’s Japanese subsidiary has lines of credit and short-term borrowing arrangements with two financial institutions which provide for aggregate borrowings as of December 31, 2008 of up to

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

an equivalent of $27,536,000 U.S. dollars, which generally expire and are renewed at three month intervals. At December 31, 2008 and 2007, total borrowings outstanding under these arrangements were $16,707,000 and $10,015,000, respectively, at interest rates ranging from 1.20% to 1.68% at December 31, 2008 and at an interest rate ranging from 1.24% to 1.88% at December 31, 2007.

Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2008	2007

Mortgage notes	$—	$5,000
Less: current portion	—	—

Long-term debt less current portion	$—	$5,000

The Company had a long-term debt agreement with the County of Monroe Industrial Development Agency (COMIDA) for a manufacturing facility located in Rochester, New York. The terms were the same as that of the underlying Industrial Development Revenue Bond which called for payments of interest only through July 1, 2014, at which time the Bond was repayable in a lump sum of $5,000,000. Interest was reset annually based on bond remarketing, with an option by the Company to elect a fixed rate, subject to a maximum rate of 13.00% per annum. On July 1, 2008, the Company repaid the entire debt agreement.

11)	Financial Instruments and Risk Management

Foreign Exchange Risk Management

The Company hedges a portion of its forecasted foreign currency denominated intercompany sales of inventory, over a maximum period of fifteen months, using forward exchange contracts primarily related to Japanese, Korean and European currencies. These derivatives are designated as cash-flow hedges, and changes in their fair value are carried in accumulated other comprehensive income until the hedged transaction affects earnings. When the hedged transaction affects earnings, the appropriate gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income to cost of sales. As of December 31, 2008, the amount that will be reclassified from accumulated other comprehensive income to cost of sales over the next twelve months is $732,000. The ineffective portion of the derivatives is recorded in cost of sales and was immaterial in 2008, 2007 and 2006.

The Company hedges certain intercompany and other payables with forward foreign exchange contracts. Since these derivatives hedge existing amounts that are denominated in foreign currencies, the derivatives do not qualify for hedge accounting under SFAS No. 133. The foreign exchange gain or loss on these derivatives was a gain of $2,669,000 in 2008 and was immaterial in 2007 and 2006.

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

There were forward exchange contracts with notional amounts totaling $30,556,000 outstanding at December 31, 2008 of which $17,348,000 were outstanding to exchange Japanese yen for U.S. dollars. There were forward exchange contracts with notional amounts totaling $66,660,000 outstanding at December 31, 2007 of which

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

$39,925,000 were outstanding to exchange Japanese Yen for U.S. dollars. There were forward exchange contracts with notional amounts totaling $20,324,000 outstanding at December 31, 2006 of which $14,619,000 were outstanding to exchange Japanese yen for U.S. dollars.

Gains and losses on forward exchange contracts that qualify for hedge accounting are classified in cost of goods sold and totaled a loss of $1,176,000, and gains of $1,312,000 and $1,932,000 for the years ended December 31, 2008, 2007 and 2006 respectively.

The fair values of forward exchange contracts at December 31, 2008 and 2007, determined by applying period end currency exchange rates to the notional contract amounts, amounted to an unrealized gain of $732,000 and $43,000 for the years ended December 31, 2008 and 2007, respectively.

Foreign exchange transaction gains and losses, which arise from transaction activity unrelated to the Company’s derivatives, are reflected in the statement of operations. These foreign exchange transaction gains and losses were immaterial in 2008, 2007 and 2006.

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

12)	Income Taxes

A reconciliation of the Company’s 2008, 2007 and 2006 effective tax rate to the U.S. federal statutory rate follows:

	2008	2007	2006

U.S. Federal income tax statutory rate	35.0%	35.0%	35.0%
Federal and state tax credits	(5.5)	(4.3)	(1.7)
State income taxes, net of federal benefit	1.3	1.7	2.3
Effect of foreign operations taxed at various rates	(11.0)	(4.9)	(7.1)
Extraterritorial income and qualified production activity tax benefit	(3.9)	(0.7)	(0.9)
Deferred tax asset valuation allowance	8.4	—	(2.1)
Other	2.3	1.2	2.5

	26.6%	28.0%	28.0%

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

The components of income before income taxes and the related provision (benefit) for income taxes consist of the following:

	Year Ended December 31,
	2008	2007	2006

Income before income taxes:
United States	$(8,201)	$64,228	$72,276
Foreign	49,253	55,788	58,665

	$41,052	$120,016	$130,941

Current taxes:
United States Federal	$7,098	$29,663	$36,056
State	1,367	1,682	3,252
Foreign	11,529	12,594	8,916

	19,994	43,939	48,224
Deferred taxes:
United States Federal	(11,304)	(7,741)	(9,219)
State and Foreign	2,245	(2,542)	(2,299)

	(9,059)	(10,283)	(11,518)

Provision for income taxes	$10,935	$33,656	$36,706

At December 31, 2008 and 2007, the significant components of the deferred tax assets and deferred tax liabilities were as follows:

	2008	2007

Deferred tax assets:
Net operating losses and credits	$7,087	$7,604
Inventory and warranty reserves	16,842	14,632
Accounts receivable and other accruals	1,815	2,310
Depreciation and amortization	5,105	6,030
Stock-based compensation	8,976	8,424
Other	7,461	6,346

Total deferred tax assets	$47,286	$45,346

Deferred tax liabilities:
Acquired intangible assets	(10,717)	(17,560)
Other	(115)	(508)

Total deferred tax liabilities	(10,832)	(18,068)

Valuation allowance	(4,653)	(534)

Net deferred tax assets	$31,801	$26,744

At December 31, 2008 and 2007, the Company had gross Massachusetts research credit carryforwards of $6,353,000 and $4,477,000, respectively. These credit carryforwards will expire at various dates through 2023. In addition, at December 31, 2008, the Company has a federal capital loss carryforward of $2,332,000 that will expire in 2013.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

At December 31, 2008, as a result of the acquisition of Yield Dynamics in 2007, the Company has a federal net operating loss carryforward of $7,170,000 and a federal general business credit carryforward of $810,000. The Company’s intention is to carryforward both these tax attributes, subject to the limitations of the Internal Revenue Code. The loss and credit carryforwards expire at various dates through 2027.

At December 31, 2006, as a result of the acquisition of Ion Systems, Inc., the Company had a federal net operating loss carryforward of $1,216,000 and a federal general business credit carryforward of $71,000. The Company carried both of these tax attributes to previous Ion tax years and recovered $497,000 of previously paid taxes.

Although the Company believes that its tax positions are consistent with applicable U.S. federal, state and international laws, certain tax reserves are maintained at December 31, 2008 should these positions be challenged by the applicable tax authority and additional tax assessed on audit.

The Company has adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2008	2007

Balance at beginning of year	$16,123	$11,637
Increases for prior years	49	1,264
Increases for the current year	1,680	3,240
Reductions related to settlements with taxing authorities	(1,533)	—
Reductions related to expiration of statute of limitations	(1,641)	(18)

Balance at end of year	$14,678	$16,123

At December 31, 2008, if these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of approximately $11,784,000, excluding penalties and interest, would impact the Company’s effective tax rate.

MKS and its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal income tax matters for years through 2002. While the U.S. 2004 federal tax year is closed, the 2003 federal tax year remains open to the extent of the loss carryforward to 2005. As of December 31, 2008 and currently, we are under a federal audit for the 2005 and 2006 tax years, as well as other ongoing audits in various other tax jurisdictions for various years.

Over the next 12 months it is reasonably possible that the Company may recognize $8,000,000 to $8,500,000 of previously unrecognized tax benefits related to various federal, state and foreign tax positions as a result of the conclusion of various audits and the expiration of the statute of limitations. The following tax years, in the major tax jurisdictions noted, are open for assessment or refund: U.S. Federal: 2003, 2005 to 2007, Germany: 2001 to 2007, Korea: 2006 to 2007, Japan: 2001 to 2007 and the United Kingdom: 2006 and 2007.

The Company accrues interest and penalties, if applicable, for any uncertain tax positions. Any interest and penalty expense is a component of income tax expense. At December 31, 2008 and at December 31, 2007, the Company had $1,730,000 and $1,500,000, respectively, accrued for interest on unrecognized tax benefits.

On a quarterly basis, the Company evaluates both positive and negative evidence that bears on the realizability of net deferred tax assets and assesses the need for a valuation allowance. The future benefit to be derived from its deferred tax assets is dependent upon its ability to generate sufficient future taxable income to realize the assets. During the year ended December 31, 2008, the Company increased its valuation allowance by $3,303,000 for state tax credit carryforwards and $816,000 for federal capital loss carryforwards, as the Company has determined it is more likely than not that the deferred tax assets related to these attributes will not be realized. In addition, the

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

Company recorded a benefit to income tax expense of $3,067,000, due to discrete reserve releases primarily related to the close of statute of limitations.

For the year ended December 31, 2007, the Company amended prior federal tax returns to reflect revised estimates for qualifying research and development costs that allowed the company to claim additional research tax credits. As a result of this claim, the Company recorded a benefit to income tax expense of $1,800,000.

During the year ended December 31, 2006, the Company received a notification letter from the Israeli Ministry of Industry Trade and Labor (“MITL”) indicating that its Israeli operations were in compliance with requirements relating to the tax holiday granted to its manufacturing operations in Israel in 2001. This tax holiday is anticipated to expire in 2011 and is subject to meeting continued investment, employment and other requirements under the guidelines of the MITL. This tax holiday resulted in income tax savings of $217,000, $3,393,000 and $5,125,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Through December 31, 2008, the Company has not provided deferred income taxes on the undistributed earnings of its foreign subsidiaries because such earnings were intended to be permanently reinvested outside the U.S. Determination of the potential deferred income tax liability on these undistributed earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs. At December 31, 2008, the Company had $237,209,000 of undistributed earnings in its foreign subsidiaries.

13)	Net Income Per Share

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

The following is a reconciliation of basic to diluted net income per share:

	For The Year Ended December 31,
	2008	2007	2006

Net income	$30,117	$86,360	$94,235

Shares used in net income per common share — basic	49,717,000	56,349,000	55,395,000
Effect of dilutive securities:
Stock options, restricted stock and employee stock purchase plan	1,037,000	824,000	566,000

Shares used in net income per common share — diluted	50,754,000	57,173,000	55,961,000

Net income per common share — basic	$0.61	$1.53	$1.70

Net income per common share — diluted	$0.59	$1.51	$1.68

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

Options and restricted stock outstanding of 3,152,261, 3,684,435 and 4,789,894 during the years ended December 31, 2008, 2007 and 2006, respectively, are excluded from the calculation of diluted net income per common share because their inclusion would be anti-dilutive.

14)	Stockholders’ Equity

Stock Repurchase Program

On February 12, 2007, MKS’ Board of Directors approved a share repurchase program (the “Program”) for the repurchase of up to $300,000,000 of its outstanding stock over the subsequent two years. The repurchases were made from time to time on the open market or through privately negotiated transactions. The timing and amount of any shares repurchased under the Program was dependent upon a variety of factors, including price, corporate and regulatory requirements, capital availability, and other market conditions. During the year ended December 31, 2008, the Company repurchased 5,667,000 shares of common stock for $115,723,000 for an average price of $20.42 per share. There were no shares repurchased in 2009 and the Program ended effective February 11, 2009.

Stock Purchase Plans

The Company’s Third Amended and Restated 1999 Employee Stock Purchase Plan (the “Purchase Plan”) authorizes the issuance of up to an aggregate of 1,250,000 shares of Common Stock to participating employees. Offerings under the Purchase Plan commence on June 1 and December 1 and terminate, respectively, on November 30 and May 31. Under the Purchase Plan, eligible employees may purchase shares of Common Stock through payroll deductions of up to 10% of their compensation. The price at which an employee’s option is exercised is the lower of (1) 85% of the closing price of the Common Stock on the NASDAQ Global Market on the day that each offering commences or (2) 85% of the closing price on the day that each offering terminates. During 2008 and 2007, the Company issued 201,341 and 166,127 shares, respectively, of Common Stock to employees who participated in the Purchase Plan at exercise prices of $15.28 and $12.16 per share in 2008 and $17.64 and $15.44 per share in 2007, respectively. As of December 31, 2008, there were 104,104 shares reserved for future issuance under the Purchase Plan.

The Company’s Second Amended and Restated International Employee Stock Purchase Plan (the “Foreign Purchase Plan”) authorizes the issuance of up to an aggregate of 250,000 shares of Common Stock to participating employees. Offerings under the Foreign Purchase Plan commence on June 1 and December 1 and terminate, respectively, on November 30 and May 31. Under the Foreign Purchase Plan, eligible employees may purchase shares of Common Stock through payroll deductions of up to 10% of their compensation. The price at which an employee’s option is exercised is the lower of (1) 85% of the closing price of the Common Stock on the NASDAQ Global Market on the day that each offering commences or (2) 85% of the closing price on the day that each offering terminates. During 2008 and 2007, the Company issued 41,391 and 32,803, respectively, shares of Common Stock to employees who participated in the Foreign Purchase Plan at exercise prices of $15.28 and $12.16 per share in 2008 and $17.64 and $15.44 per share in 2007, respectively. As of December 31, 2008, there were 41,026 shares reserved for future issuance under the Foreign Purchase Plan.

Equity Incentive Plans

The Company has granted options to employees under the 2004 Stock Incentive Plan (the “2004 Plan”), the Second Restated 1995 Stock Incentive Plan (the “1995 Plan”), to directors under the 1997 Director Stock Plan (the “1997 Director Plan”) and the 1996 Director Stock Option Plan (collectively, the “Plans”). The Plans are administered by the compensation committee of the Company’s board of directors.

The Company’s equity incentive Plans are intended to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

long-term growth of the Company. Employees may be granted restricted stock and restricted stock units (collectively, “restricted stock”), options to purchase shares of the Company’s stock and other equity incentives under the Plans.

The Company’s 2004 Plan was adopted by the board of directors on March 4, 2004 and approved by the stockholders on May 13, 2004. As of December 31, 2008 there were 10,958,496 shares authorized for issuance under the 2004 Plan, which amount shall increase each year by an amount equal to 5% of the total outstanding shares of the Company’s common stock outstanding on January 1 of such year, provided that the maximum aggregate number of shares of common stock which may be issued under the 2004 Plan is 15,000,000 shares (subject to adjustment for certain changes in MKS’ capitalization). The Company may grant options, restricted stock awards, stock appreciation rights and other stock-based awards to employees, officers, directors, consultants and advisors under the 2004 Plan. As of December 31, 2008 there were 9,097,938 shares available for future grant under the 2004 Plan.

The Company’s 1995 Plan expired in November 2005 and no further awards may be granted under the 1995 Plan, although there are still outstanding options available for exercise under this plan.

The Company’s 1997 Director Plan expired in February 2007 and no further awards may be granted under the 1997 Director Plan, although there are still outstanding options available for exercise under this plan.

At December 31, 2008, 9,097,938 shares of the Company’s common stock were available for future grants under the Plans. Stock options are granted at an exercise price equal to 100% of the fair value of the Company’s common stock at the date of grant. Generally, stock options granted to employees under the Plans in 2001 and after, vest 25% after one year and 6.25% per quarter thereafter, and expire 10 years after the grant date. Generally, stock options granted under the Plans prior to 2000 vest 20% after one year and 5% per quarter thereafter, and expire 10 years after the grant date. Options granted to directors generally vest at the earliest of (1) one day prior to the next annual meeting, (2) 13 months from date of grant, or (3) the effective date of an acquisition. Restricted stock awards generally vest three years from the date of grant.

The following table presents the activity for options under the Plans:

	Year Ended December 31,
	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding — beginning of period	5,123,056	$22.74	7,614,655	$21.62	9,459,271	$20.36
Granted	—	—	—	—	102,000	$22.94
Exercised	(425,256)	$14.32	(2,233,303)	$18.58	(1,563,706)	$13.33
Forfeited or Expired	(138,962)	$25.58	(258,296)	$25.59	(382,910)	$24.64

Outstanding — end of period	4,558,838	$23.44	5,123,056	$22.74	7,614,655	$21.62

Exercisable at end of period	4,535,282	$23.46	4,810,516	$23.22	6,720,395	$22.36

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

The following table presents the activity for restricted stock under the Plans:

	Years Ended December 31,
	2008		2007
	Non-vested	Weighted	Non-vested	Weighted
	Restricted	Average Grant	Restricted	Average Grant
	Stock	Date Fair Value	Stock	Date Fair Value

Non-vested restricted stock — beginning of period	1,349,350	$21.98	714,125	$22.00
Granted	709,313	$21.51	775,353	$22.06
Vested	(110,640)	$22.45	(4,527)	$23.39
Forfeited or Expired	(123,033)	$20.43	(135,601)	$22.53

Non-vested restricted stock — end of period	1,824,990	$21.87	1,349,350	$21.98

The following table summarizes information with respect to options outstanding and exercisable under the Plans at December 31, 2008:

	Options Outstanding				Options Exercisable
			Weighted
			Average
		Weighted	Remaining	Aggregate		Weighted	Aggregate
		Average	Contractual	Intrinsic		Average	Intrinsic
	Number	Exercise	Life (In	Value (In	Number of	Exercise	Value (In
	of Shares	Price	Years)	Thousands)	Shares	Price	Thousands)

$11.15 – $13.87	24,311	$12.89	3.65	$46	24,311	$12.89	$46
$14.00 – $19.00	1,375,584	$16.14	4.22	179	1,357,028	$16.12	179
$20.02 – $29.50	2,438,113	$25.00	3.79	—	2,433,113	$25.01	—
$29.93 – $61.50	720,830	$32.45	3.10	—	720,830	$32.45	—

	4,558,838	$23.44	3.81	$225	4,535,282	$23.46	$225

The weighted average remaining contractual life of options exercisable was 3.79 years at December 31, 2008.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $14.79 as of December 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2008 was 543,400.

The total cash received from employees as a result of employee stock option exercises during the years ended December 31, 2008 and 2007 was approximately $6,088,000 and $42,005,000, respectively. In connection with these exercises, the net tax benefits realized by the Company for the years ended December 31, 2008 and 2007 were approximately $226,000 and $5,712,000, respectively.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

The Company settles employee stock option exercises with newly issued common shares.

Accumulated Other Comprehensive Income

The balance of accumulated other comprehensive income (loss) was comprised of the following:

		Financial
		Instruments	Unrealized	Accumulated
	Cumulative	Designated as	Gain	Other
	Translation	Cash Flow	(Loss) on	Comprehensive
	Adjustments	Hedges	Investments	Income (Loss)

Balance at December 31, 2006	$9,466	$445	$154	$10,065
Foreign currency translation adjustment, net of taxes of $0	3,744	—	—	3,744
Changes in value of financial instruments designated as cash flow hedges, net of tax benefit of $423	—	(532)	—	(532)
Change in unrealized (loss) on investments, net of tax benefit of $71	—	—	(90)	(90)

Balance at December 31, 2007	$13,210	$(87)	$64	$13,187
Foreign currency translation adjustment, net of taxes of $0	(6,171)	—	—	(6,171)
Changes in value of financial instruments designated as cash flow hedges, net of tax of $299	—	390	—	390
Change in unrealized (loss) on investments, net of tax benefit of $143	—	—	(187)	(187)

Balance at December 31, 2008	$7,039	$303	$(123)	$7,219

15)	Stock-Based Compensation

As of January 1, 2006, the Company adopted SFAS 123R using the modified prospective method. SFAS 123R requires companies to recognize compensation cost for all stock-based awards based upon the grant-date fair value of those awards and to recognize the expense over the requisite service period for awards expected to vest. Using the modified prospective method of adopting SFAS 123R, MKS began recognizing compensation expense for equity-based awards granted after January 1, 2006 plus unvested awards granted prior to January 1, 2006. Under this method of implementation, prior periods were not restated. The Company elected to adopt the alternative transition method for calculating the tax effects of equity-based compensation. The alternative transition method included simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statement of cash flows of the tax effects of employee equity-based compensation awards that were outstanding upon the implementation of SFAS 123R. Subsequent to the initial adoption of SFAS 123R, the Company calculates potential windfall or shortfall tax benefits under the treasury stock method by excluding the impact of pro forma deferred tax assets.

The Company recognized the full impact of its share-based payment plans in the consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 under SFAS 123R. As of December 31, 2008, the Company capitalized $471,000 of such cost on its consolidated balance sheet. As of December 31, 2007, the Company capitalized $570,000 of such cost on its consolidated balance sheet. The following table reflects the effect

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

of recording stock-based compensation for the years ended December 31, 2008 and 2007 in accordance with SFAS 123R:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Stock-based compensation expense by type of award:
Employee stock options	$1,936	$3,516	$8,521
Restricted stock	12,210	8,481	3,862
Employee stock purchase plan	1,128	921	760

Total stock-based compensation	15,274	12,918	13,143
Tax effect on stock-based compensation	(226)	(5,712)	(4,614)

Net effect on net income	$15,048	$7,206	$8,529

Effect on earnings per share:
Basic	$0.30	$0.13	$0.15

Diluted	$0.30	$0.13	$0.15

The pre-tax effect within the Statement of Operations of recording stock-based compensation for the years ended December 31, 2008, 2007 and 2006 was as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Cost of sales	$2,272	$1,564	$2,204
Research and development expense	3,698	3,275	3,348
Selling, general and administrative expense	9,304	8,079	7,591

Total pre-tax stock-based compensation expense	$15,274	$12,918	$13,143

Valuation Assumptions

In connection with the adoption of SFAS 123R, the Company reassessed its valuation technique and related assumptions. The Company determines the fair value of restricted stock based on the number of shares granted and the closing market price of the Company’s common stock on the date of the award, and estimates the fair value of stock options and employee stock purchase rights using the Black-Scholes valuation model. Such values are recognized as expense on a straight-line basis over the requisite service periods, net of estimated forfeitures. The estimation of stock-based awards that will ultimately vest requires significant judgment. The Company considers many factors when estimating expected forfeitures, including types of awards and historical experience. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

There were no options granted during the years ended December 31, 2008 and 2007. The weighted average grant date fair value of options granted during the year ended December 31, 2006, as determined under SFAS 123R, was $12.00 per share. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was approximately $3,802,000, $16,462,000 and $14,252,000, respectively. The fair values of options at

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

the date of grant were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2008	2007	2006

Stock option plans:
Expected life (years)	—	—	5.0
Risk-free interest rate	—	—	4.9%
Expected Volatility	—	—	52.0%
Dividend yield	—	—	0.0%

The weighted average fair value of employee stock purchase rights granted in 2008, 2007 and 2006 was $4.62, $4.88 and $5.18, respectively. The fair value of the employees’ purchase rights was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2008	2007	2006

Employee stock purchase rights:
Expected life (years)	0.5	0.5	0.5
Risk-free interest rate	2.6%	5.0%	4.8%
Expected volatility	47.3%	33.0%	34.6%
Dividend yield	0.0%	0.0%	0.0%

Expected volatilities for 2008 and 2007 are based on a combination of implied and historical volatilities of the Company’s common stock and based on historical volatilities for 2006; the expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The fair value of stock options and restricted stock awards that vested during the year ended December 31, 2008, 2007 and 2006 was approximately $2,387,000, $4,876,000 and $8,111,000, respectively. As of December 31, 2008, the unrecognized compensation cost related to non-vested stock options and the unrecognized compensation cost related to restricted stock was approximately $183,000 and $18,276,000, respectively, and will be recognized over an estimated weighted average amortization period of 0.9 years and 1.8 years, respectively.

16)	Employee Benefit Plans

The Company has a 401(k) profit-sharing plan for U.S. employees meeting certain requirements in which eligible employees may contribute between 1% and 50% of their annual compensation to this plan, and, with respect to employees who are age 50 and older, certain specified additional amounts, limited by an annual maximum amount determined by the IRS. The Company, at its discretion, may provide a matching contribution which will generally match up to the first 2% of each participant’s compensation, plus 25% of the next 4% of compensation. At the discretion of the board of directors, the Company may also make additional contributions for the benefit of all eligible employees. The Company’s contributions were $2,755,000, $2,516,000 and $2,385,000 for 2008, 2007 and 2006, respectively.

The Company maintains a bonus plan which provides cash awards to key employees, at the discretion of the compensation committee of the board of directors, based upon operating results and employee performance. The bonus expense was $0 in 2008, $3,713,000 in 2007 and was $10,300,000 in 2006.

The Company provides supplemental retirement benefits for certain of its officers and executive officers. The total cost of these benefits was $2,054,000, $1,867,000 and $1,853,000 for the years ended December 31, 2008,

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

2007 and 2006, respectively. The accumulated benefit obligation was $7,813,000 and $5,765,000 at December 31, 2008 and 2007, respectively.

17)	Segment and Geographical Information and Significant Customer

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

	Year Ended December 31,
	2008	2007	2006

Geographic net sales
United States	$365,657	$477,801	$515,896
Japan	94,843	103,474	96,936
Europe	95,673	88,279	70,648
Asia	90,821	110,933	99,321

	$646,994	$780,487	$782,801

	December 31,
	2008	2007

Long — lived assets
United States	$60,942	$63,731
Japan	11,527	6,520
Europe	3,353	4,386
Asia	8,812	9,269

	$84,634	$83,906

The Company groups its products into three product groups. Net sales for these product groups are as follows:

	December 31,
	2008	2007	2006

Instruments and Control Systems	$336,340	$377,992	$371,919
Power and Reactive Gas Products	246,107	319,403	328,810
Vacuum and Other Products	65,547	83,092	82,072

	$646,994	$780,487	$782,801

The Company had one customer comprising 19%, 20% and 21% of net sales for the years ended December 31, 2008, 2007 and 2006, respectively. During the years ended December 31, 2008, 2007 and 2006, the Company estimates that approximately 57%, 68% and 70% of its net sales, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

18)	Acquisitions

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

Ion’s ionization technology and Umetrics’ multivariate data analysis technology both complement the Company’s process control and monitoring technologies and will support the Company’s mission to improve process performance and productivity.

On October 11, 2006, the Company completed its acquisition of Novx Corp. (“Novx”), a provider of electrostatic charge monitoring technology for semiconductor, data storage, telecommunication, medical device and other markets. Novx’s technology expands the Company’s capability to monitor, detect and control electrostatic charge in advanced process environments, such as semiconductor and hard disk drive manufacturing. The total purchase price for Novx was $2,552,000.

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

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

19)	Commitments and Contingencies

The Company filed suit against Celerity, Inc. in federal district court in Texas on September 8, 2008 for infringement of two of MKS’ patents relating to the Company’s PiMFC technology. The complaint was amended on September 9, 2008 to include a claim of infringement for one additional related MKS patent, which had issued earlier that day. MKS dismissed the suit without prejudice on February 6, 2009.

The Company is also subject to various other legal proceedings and claims, which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the results of operations, financial condition or cash flows.

The Company leases certain of its facilities and machinery and equipment under capital and operating leases expiring in various years through 2013 and thereafter. Generally, the facility leases require the Company to pay maintenance, insurance and real estate taxes. Rental expense under operating leases totaled $9,952,000, $8,257,000 and $7,443,000, for the years ended December 31, 2008, 2007 and 2006, respectively.

Minimum lease payments under operating and capital leases are as follows:

	Operating Leases	Capital Leases

Year ending December 31,
2009	$8,652	$919
2010	7,649	336
2011	5,176	74
2012	4,468	—
2013	4,124	—
Thereafter	8,125	—

Total minimum lease payments	$38,194	1,329

Less: amounts representing interest		63

Present value of minimum lease payments		1,266
Less: current portion		870

Long-term portion		$396

As of December 31, 2008, the Company has entered into purchase commitments for certain inventory components and other equipment and services used in its normal operations. The majority of these purchase commitments covered by these arrangements are for periods of less than one year and aggregate to approximately $81,000,000. Additionally, the Company has engaged a third party to provide certain computer equipment, IT network services and IT support. This contract is for a period of approximately six years beginning in September 2004 and has a significant penalty for early termination. The obligation at December 31, 2008 of approximately $14,857,000, excluding capital lease and interest payments of $1,329,000, will be paid over the term of the arrangement. Average annual payments are expected to be approximately $7,429,000.

To the extent permitted by Massachusetts law, the Company’s Restated Articles of Organization, as amended, require the Company to indemnify any of its current or former officers or directors or any person who has served or is serving in any capacity with respect to any of the Company’s employee benefit plans. Because no claim for indemnification has been pursued by any person covered by the relevant provisions of the Company’s Restated Articles of Organization, the Company believes that the estimated exposure for these indemnification obligations is currently minimal. Accordingly, the Company has no liabilities recorded for these requirements as of December 31, 2008.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

The Company also enters into agreements in the ordinary course of business which include indemnification provisions. Pursuant to these agreements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified party, generally its customers, for losses suffered or incurred by the indemnified party in connection with certain patent or other intellectual property infringement claims, and, in some instances, other claims, by any third party with respect to the Company’s products. The term of these indemnification obligations is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in some instances, not contractually limited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the Company believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these obligations as of December 31, 2008.

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

20)	Related Party Transactions

The Vice President and General Manager of the Company’s Vacuum Products Group is the general partner of two real estate entities (the “Aspen Entities”). The Company leased from the Aspen Entities certain facilities occupied by the Company’s Vacuum Products Group in Boulder, Colorado until the Aspen Entities sold those facilities to a third party on March 30, 2007. The Company paid the Aspen Entities $0, $191,000 and $751,000 in 2008, 2007 and 2006, respectively, to lease such facilities.

21)	Subsequent Event

On January 26, 2009, the Company committed to a plan of termination with respect to approximately 10% of its workforce. This decision was based on the overall economic slowdown, particularly in the semiconductor capital equipment industry. As a result, the Company expects to incur approximately $2,500,000 in cash expenditures for severance and related costs, which the Company expects to record in the quarter ending March 31, 2009.

MKS INSTRUMENTS, INC.
SUPPLEMENTAL FINANCIAL DATA

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(Table in thousands, except per share data)
	(Unaudited)

2008
Statement of Operations Data
Net sales	$193,448	$171,002	$157,364	$125,180
Gross profit	81,907	70,488	62,939	44,609
Income (expense) from operations(1)	27,844	12,905	7,988	(13,204)
Net income (loss)(2)(3)	$20,382	$9,234	$6,791	$(6,290)
Net income (loss) per share:
Basic	$0.39	$0.19	$0.14	$(0.13)
Diluted	$0.39	$0.18	$0.14	$(0.13)
2007
Statement of Operations Data
Net sales	$211,432	$203,978	$181,014	$184,063
Gross profit	92,862	86,030	76,598	75,997
Income from operations	35,880	27,643	23,068	20,394
Net income(4)	$27,290	$22,527	$21,382	$15,161
Net income per share:
Basic	$0.48	$0.40	$0.38	$0.27
Diluted	$0.48	$0.39	$0.37	$0.27

(1)	Income (expense) from operations for the quarter ended December 31, 2008 includes a write down of intangible assets of $6.1 million.

(2)	Net income for the quarter ended September 30, 2008 includes a net tax expense for discrete items of $0.8 million attributable to the booking of a valuation allowance on state tax credits of $2.7 million partially offset by a benefit of $1.8 million for discrete items related to the reversal of FIN 48 reserve items as a result of a statute of limitations expiration.

(3)	Net income for the quarter ended December 31, 2008 includes a benefit of $1.8 million attributable to discrete tax matters related to the reinstatement of the U.S. research and development tax credits and other adjustments.

(4)	Net income for the quarter ended September 30, 2007 includes a net tax benefit of $1.8 million attributable to a discrete tax matter related to our research and development tax credits.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.

Our internal controls over financial reporting as of December 31, 2008 have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears on page 37.

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

The information required by this item will be set forth under the captions “Election of Directors,” “Executive Officers,” “Code of Ethics,” “Directors — Audit Committee Financial Expert” and “Corporate Governance” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

We are also required under Item 405 of Regulation S-K to provide information concerning delinquent filers of reports under Section 16 of the Securities and Exchange Act of 1934, as amended. This information is listed under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. This information is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be set forth under the captions “Executive Officers — Executive Compensation” and “Executive Officers — Compensation Discussion and Analysis” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. This information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. This information is incorporated herein by reference.

The information required by Item 201(d) of Regulation S-K will be set forth under the caption “Executive Officers — Equity Compensation Plan Information” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. This information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth under the caption “Executive Officers — Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive proxy statement for the

2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. This information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth under the caption “Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. This information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Report:

1. Financial Statements. The following Consolidated Financial Statements are included under Item 8 on this Annual Report on Form 10-K.

2. Financial Statement Schedules

The following consolidated financial statement schedule is included in this Annual Report on Form 10-K:

Schedule II — Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted since they are either not required or information is otherwise included.

3. Exhibits. The following exhibits are filed as part of this Annual Report on Form 10-K pursuant to Item 15(b).

Exhibit No.		Title

+3	.1(1)	Restated Articles of Organization
+3	.2(2)	Articles of Amendment, as filed with the Secretary of State of Massachusetts on May 18, 2001
+3	.3(3)	Articles of Amendment, as filed with the Secretary of State of Massachusetts on May 16, 2002
+3	.4(4)	Amended and Restated By-Laws
+4	.1(4)	Specimen certificate representing the common stock
+10	.1(5)*	Applied Science and Technology, Inc. 1994 Formula Stock Option Plan
+10	.2(4)*	1996 Amended and Restated Director Stock Option Plan
+10	.3(6)*	Second Amended and Restated 1997 Director Stock Option Plan, and forms of option agreements thereto
+10	.4(7)*	2004 Stock Incentive Plan, as amended (the “2004 Plan”)
+10	.5(8)*	Form of Nonstatutory Stock Option Agreement to be granted under the 2004 Plan

Exhibit No.		Title

+10	.6(9)*	Form of Performance Stock Award under the 2004 Plan
+10	.7(10)*	Form of Restricted Stock Award under the 2004 Plan
+10	.8(11)*	Form of Restricted Stock Unit Agreement (cliff vesting) under the 2004 Plan
+10	.9(12)*	Form of Restricted Stock Unit Agreement for Initial Grant to Non-Employee Directors under the 2004 Plan
+10	.10(12)*	Form of Restricted Stock Unit Agreement for Annual Grant to Non-Employee Directors under the 2004 Plan
+10	.11(12)*	Form of Performance-Based Restricted Stock Unit Agreement under the 2004 Plan
+10	.12(12)*	Form of Time-Based Restricted Stock Unit Agreement under the 2004 Plan
+10	.13(16)*	Form of Restricted Stock Unit Agreement under the 2004 Plan
+10	.14(13)*	Second Restated 1995 Stock Incentive Plan (the “1995 Plan”)
+10	.15(14)*	Form of Nonstatutory Stock Option Agreement under the 1995 Plan
+10	.16(9)*	Form of Performance Stock Award under Registrant’s 1995 Plan
+10	.17(14)*	Third Restated 1999 Employee Stock Purchase Plan
+10	.18(14)*	Second Restated International Employee Stock Purchase Plan
+10	.19(15)*	Employment Agreement dated as of July 1, 2005 between John Bertucci and the Registrant
+10	.20(16)*	Employment Agreement dated July 1, 2005 between Leo Berlinghieri and the Registrant, as amended on November 13, 2007
10	.21*	Amendment, dated November 10, 2008, to Employment Agreement between Leo Berlinghieri and the Registrant, dated July 1, 2005, as amended on November 13, 2007
+10	.22(15)*	Employment Agreement dated as of July 1, 2005 between Ronald C. Weigner and the Registrant
10	.23*	Amendment, dated November 10, 2008, to Employment Agreement between Ronald C. Weigner and the Registrant, dated July 1, 2005
+10	.24(15)*	Employment Agreement dated as of July 1, 2005 between William D. Stewart and the Registrant
+10	.25(14)*	Employment Agreement dated as of July 30, 2004 between John Smith and the Registrant
10	.26*	Amendment, dated November 10, 2008, to Employment Agreement between John Smith and the Registrant, dated July 30, 2004
+10	.27(17)*	Employment Agreement dated as of April 25, 2005 between Gerald Colella and the Registrant
10	.28*	Amendment, dated November 10, 2008, to Employment Agreement between Gerald Colella and the Registrant, dated April 25, 2005
+10	.29(18)*	Summary of 2009 Salaries of Named Executive Officers
+10	.30*	Summary of Compensatory Arrangements with Non-Employee Directors
+10	.31(19)	Optional Advanced Demand Grid Note dated August 3, 2004 in favor of HSBC Bank USA (“HSBC Note”), and Amendment thereto dated as of July 29, 2005
+10	.32(20)	Second Amendment, dated July 31, 2006, to HSBC Note
+10	.33(16)	Third Amendment, dated July 31, 2007, to HSBC Note
+10	.34	Fourth Amendment, dated July 31, 2008, to HSBC Note
+10	.35(21)	Global Supply Agreement dated April 12, 2005 by and between the Registrant and Applied Materials, Inc.
+10	.36(22)	Settlement Agreement dated as of October 3, 2005 by and between the Registrant, Applied Science and Technology, Inc. and Advanced Energy, Inc.
21.1		Subsidiaries of the Registrant
23.1		Consent of PricewaterhouseCoopers LLP
31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit No.	Title

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Previously filed

*	Management contract or compensatory plan arrangement filed as an Exhibit to this Form 10-K pursuant to Item 15(b) of this report.

(1)	Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-49738) filed with the Securities and Exchange Commission on November 13, 2000.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(4)	Incorporated by reference to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on March 2, 1999.

(5)	Incorporated by reference to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 29, 2001.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2006.

(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.

(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2005.

(16)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2005.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2009.

(19)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2006.

(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2005.

(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2005.

(b) Exhibits

MKS hereby files as exhibits to our Annual Report on Form 10-K those exhibits listed in Item 15(a) above.

(c) Financial Statement Schedules

MKS INSTRUMENTS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Charged to
	Beginning of	Costs and	Other	Deductions &	Balance at
Description	Year	Expenses	Accounts	Write-offs	End of Year
	(Dollars in thousands)

Accounts receivable allowance
Year ended December 31,
2008	$2,379	$4,612	$—	$4,843	$2,148
2007	$4,533	$1,721	$—	$3,875	$2,379
2006	$3,178	$5,607	$—	$4,252	$4,533

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

Signatures	Title	Date

/s/ John R. Bertucci John R. Bertucci	Chairman of the Board of Directors	February 26, 2009
/s/ Leo Berlinghieri Leo Berlinghieri	Chief Executive Officer, President and Director (Principal Executive Officer)	February 26, 2009
/s/ Ronald C. Weigner Ronald C. Weigner	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 26, 2009
/s/ Cristina H. Amon Cristina H. Amon	Director	February 21, 2009
/s/ Robert R. Anderson Robert R. Anderson	Director	February 26, 2009
/s/ Gregory R. Beecher Gregory R. Beecher	Director	February 26, 2009
/s/ Richard S. Chute Richard S. Chute	Director	February 26, 2009
/s/ Peter R. Hanley Peter R. Hanley	Director	February 23, 2009
/s/ Hans-Jochen Kahl Hans-Jochen Kahl	Director	February 26, 2009
/s/ Louis P. Valente Louis P. Valente	Director	February 26, 2009