Form 10-Q
period 2010-06-30
MKS INSTRUMENTS INC
filed 2010-08-05
CIK 1049502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 30, 2010 the registrant had 50,175,005 shares of common stock outstanding.

MKS INSTRUMENTS, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MKS INSTRUMENTS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	June 30, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$151,522	$111,009
Short-term investments	171,892	160,786
Trade accounts receivable, net	149,863	94,215
Inventories	137,305	118,004
Income tax receivable	13,599	14,476
Deferred income taxes	28,001	21,505
Other current assets	13,481	12,886

Total current assets	665,663	532,881

Property, plant and equipment, net	65,568	67,196
Goodwill	138,850	144,511
Acquired intangible assets, net	2,243	4,963
Other assets	10,735	24,518

Total assets	$883,059	$774,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$12,986	$12,885
Accounts payable	38,902	26,292
Accrued compensation	25,664	10,658
Other current liabilities	30,593	21,465

Total current liabilities	108,145	71,300

Other liabilities	21,071	17,836
Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, no par value, 200,000,000 shares authorized; 50,158,151 and 49,514,941 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	113	113
Additional paid-in capital	652,004	645,411
Retained earnings	96,771	28,769
Accumulated other comprehensive income	4,955	10,640

Total stockholders’ equity	753,843	684,933

Total liabilities and stockholders’ equity	$883,059	$774,069

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net revenues
Products	$198,930	$59,739	$370,001	$118,236
Services	21,717	15,884	42,812	29,652

Total net revenues	220,647	75,623	412,813	147,888
Cost of revenues
Cost of products	111,117	41,825	205,256	95,543
Cost of services	12,211	9,548	24,743	19,577

Total cost of revenues	123,328	51,373	229,999	115,120

Gross profit	97,319	24,250	182,814	32,768

Research and development	16,154	11,514	31,829	25,963
Selling, general and administrative	30,902	24,620	58,714	51,273
Amortization of acquired intangible assets	314	690	783	1,381
Goodwill and asset impairment charges	—	142,958	—	142,958
Gain on sale of asset	—	—	(682)	—
Restructuring	—	15	—	5,393

Income (loss) from operations	49,949	(155,547)	92,170	(194,200)
Interest income	284	266	631	1,323
Interest expense	(30)	(53)	(52)	(101)

Income (loss) from continuing operations before income taxes	50,203	(155,334)	92,749	(192,978)
Provision (benefit) for income taxes	17,059	(8,986)	30,607	(31,657)

Income (loss) from continuing operations	33,144	(146,348)	62,142	(161,321)
Income (loss) from discontinued operations, net of taxes	5,633	(60,786)	5,860	(62,312)

Net income (loss)	$38,777	$(207,134)	$68,002	$(223,633)

Basic income (loss) per share:
Continuing operations	$0.66	$(2.97)	$1.24	$(3.28)
Discontinued operations	0.11	(1.23)	0.12	(1.27)

Net income (loss)	$0.77	$(4.20)	$1.36	$(4.55)

Diluted income (loss) per share:
Continuing operations	$0.65	$(2.97)	$1.22	$(3.28)
Discontinued operations	0.11	(1.23)	0.12	(1.27)

Net income (loss)	$0.76	$(4.20)	$1.34	$(4.55)

Weighted average common shares outstanding:
Basic	50,067	49,307	49,834	49,151

Diluted	50,870	49,307	50,735	49,151

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$68,002	$(223,633)
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,037	10,004
Stock-based compensation	4,310	4,173
Provision for excess and obsolete inventory	4,926	14,796
Impairment of goodwill	—	193,254
Impairment of intangibles and other long-lived assets	—	15,243
Gain on disposal of discontinued operations	(4,228)	—
Other	918	(220)
Changes in operating assets and liabilities:
Trade accounts receivable	(57,994)	26,536
Inventories	(28,280)	(1,261)
Income taxes	3,519	(29,542)
Other current assets	(696)	(912)
Accrued expenses and other current liabilities	27,700	(13,369)
Accounts payable	13,959	(968)

Net cash provided by (used in) operating activities	39,173	(5,899)

Cash flows from investing activities:
Purchases of short-term and long-term available-for-sale investments	(111,767)	(125,742)
Maturities, sales and settlements of short-term and long-term available-for-sale investments	104,544	162,054
Purchases of property, plant and equipment	(6,627)	(2,366)
Proceeds from sale of assets	2,113	84
Net proceeds from sale of discontinued operations	15,097	—
Other	(1,438)	607

Net cash provided by investing activities	1,922	34,637

Cash flows from financing activities:
Proceeds from short-term borrowings	71,795	86,014
Payments on short-term borrowings	(72,319)	(94,056)
Net proceeds (payments) related to employee stock awards	2,265	(672)
Other	640	(626)

Net cash provided by (used in) financing activities	2,381	(9,340)

Effect of exchange rate changes on cash and cash equivalents	(2,963)	1,044

Increase in cash and cash equivalents	40,513	20,442
Cash and cash equivalents at beginning of period	111,009	119,261

Cash and cash equivalents at end of period	$151,522	$139,703

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
1)	Basis of Presentation
The terms “MKS” and the “Company” refer to MKS Instruments, Inc. and its subsidiaries. The interim financial data as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 are unaudited; however, in the opinion of MKS, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The consolidated balance sheet presented as of December 31, 2009 has been derived from the audited consolidated financial statements as of that date. The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by United States generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the MKS Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on February 26, 2010.
The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, stock-based compensation, inventory, intangible assets, goodwill and other long-lived assets, income taxes and investments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
During the second quarter of 2010, the Company committed to a plan to divest two product lines, as their growth potential no longer met the Company’s long-term strategic objectives. The Company completed the sale of one product line, Ion Systems, Inc. (“Ion”), during the second quarter of 2010. The results of operations of the two product lines have been classified as discontinued operations in the consolidated statements of operations for all periods presented. The assets and liabilities of these discontinued product lines have not been reclassified and segregated in the consolidated balance sheets or consolidated statements of cash flows due to their immaterial amounts. Refer to Note 12 for additional disclosure of the discontinued operations.
For the periods in 2009, shown in the table below, the Company revised the amounts related to cash (used in) provided by operating activities and cash (used in) financing activities in its consolidated statements of cash flows to correct for immaterial errors. These corrections related to adjusting the excess tax benefit amounts associated with stock-based compensation.

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
The Company reviews its investment portfolio on a monthly basis to identify and evaluate individual investments that have indications of possible impairment. The factors considered in determining whether a loss is other-than-temporary include: the length of time and extent to which fair market value has been below the cost basis, the financial condition and near-term prospects of the issuer, credit quality, and the Company’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. The Company concluded there were no impaired investments as of June 30, 2010 and December 31, 2009, respectively.
The fair value of short-term available-for-sale investments with maturities or estimated lives of less than one year consists of the following:

	June 30, 2010	December 31, 2009

Money market funds and certificates of deposit	$6,133	$4,296
Equity mutual funds	394	449
U.S. agency obligations	152,279	150,648
Corporate obligations	13,086	5,393

	$171,892	$160,786

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)
The fair value of long-term available-for-sale investments (included in Other assets) with maturities or estimated lives of more than one year consists of the following:

	June 30, 2010	December 31, 2009

U.S. agency obligations	$—	$4,853

The following table shows the gross unrealized gains and losses aggregated by investment category:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value

As of June 30, 2010:
Equity mutual funds	$649	$—	$(255)	$394
U.S. agency obligations	143,074	61	(137)	142,998
Corporate obligations	12,243	7	—	12,250

	$155,966	$68	$(392)	$155,642

As of December 31, 2009:
Equity mutual funds	$649	$—	$(200)	$449
U.S. agency obligations	147,354	75	(82)	147,347
Corporate obligations	1,493	1	—	1,494

	$149,496	$76	$(282)	$149,290

Interest income is accrued as earned. Dividend income is recognized as income on the date the stock trades “ex-dividend.” The cost of marketable securities sold is determined by the specific identification method and realized gains or losses are reflected in income and were not material for the three and six months ended June 30, 2010 and 2009, respectively.
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

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)
     Assets and liabilities of the Company measured at fair value on a recurring basis as of June 30, 2010, are summarized as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
		Identical Assets	Observable	Inputs
Description	June 30, 2010	(Level 1)	Inputs (Level 2)	(Level 3)

Assets:
Money market funds and certificates of deposit	$59,830	$59,830	$—	$—
Available-for-sale equity securities:
Equity mutual funds (1)	394	394	—	—
Available-for-sale debt securities:
U.S. agency obligations	152,279	152,279	—	—
Corporate obligations	13,086	13,086	—	—
Derivatives — currency forward contracts	1,236	—	1,236	—

Total assets	$256,825	$255,589	$1,236	$—

Liabilities:
Supplemental retirement benefits (2)	$513	$513	$—	$—
Derivatives — currency forward contracts	1,279	—	1,279	—

Total liabilities	$1,792	$513	$1,279	$—

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2009, are summarized as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
		Identical Assets	Observable	Inputs
Description	December 31, 2009	(Level 1)	Inputs (Level 2)	(Level 3)

Assets:
Money market funds and certificates of deposit	$8,071	$8,071	$—	$—
Available-for-sale equity securities:
Equity mutual funds (1)	449	449	—	—
Available-for-sale debt securities:
U.S. agency obligations	158,665	158,665	—	—
Corporate obligations	5,393	5,393	—	—
Derivatives — currency forward contracts	1,505	—	1,505	—

Total assets	$174,083	$172,578	$1,505	$—

Liabilities:
Supplemental retirement benefits (2)	$546	$546	$—	$—
Derivatives — currency forward contracts	423	—	423	—

Total liabilities	$969	$546	$423	$—

(1)	Relates to short-term investments associated with the Company’s supplemental defined contribution retirement benefits.

(2)	Relates to the Company’s obligations to pay benefits under its supplemental defined contribution retirement benefits, which are included in Other liabilities.

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)
Money Market Funds
As of June 30, 2010, this asset class consisted primarily of a money market portfolio that comprises Federal government and U.S. Treasury securities, classified within Level 1 of the fair value hierarchy because it’s valued using quoted market prices in an active market for an identical asset. As of December 31, 2009, this asset class consisted primarily of certificates of deposit at financial institutions.
Available-For-Sale Equity Securities
As of June 30, 2010 and December 31, 2009, available-for-sale equity securities consisted of certain U.S. and international equity mutual funds, classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in an active market for identical assets.
Available-For-Sale Debt Securities
As of June 30, 2010 and December 31, 2009, available-for-sale debt securities consisted of U.S. agency and corporate obligations classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in an active market for identical assets.
Supplemental Retirement Benefits
As of June 30, 2010 and December 31, 2009, supplemental defined contribution retirement benefit liabilities were measured at fair-value based on the market return of certain U.S. and international equity mutual funds, classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in an active market for identical assets.
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
Assets and liabilities of the Company measured at fair value on a non-recurring basis as of December 31, 2009, are summarized as follows:

		Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)	Total Losses

Assets
Goodwill (1)	$144,511	$—	$—	$144,511	$193,254
Definite-lived intangible assets (2)	4,963	—	—	4,963	11,699
Long-lived assets held and used	1,297	—	1,297	—	3,544

Total assets	$150,771	$—	$1,297	$149,474	$208,497

(1)	For the twelve months ended December 31, 2009, the goodwill impairment charge of $193,254,000 includes $53,840,000 of charges classified in discontinued operations in the consolidated statement of operations.

(2)	For the twelve months ended December 31, 2009, the definite-lived intangible asset impairment charge of $11,699,000 is classified in discontinued operations in the consolidated statement of operations.

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)
In accordance with the provisions of accounting for goodwill and other intangible assets, during the second quarter of 2009, goodwill with a carrying amount of $337,765,000 was written down to its implied fair value of $144,511,000, resulting in an impairment charge of $193,254,000, which was included in earnings in such quarter. In accordance with the provisions of accounting for the impairment of long-lived assets, during the second quarter of 2009, definite-lived intangible assets with a carrying amount of $18,866,000, were written down to their fair value of $7,167,000, resulting in an impairment charge of $11,699,000, which was included in earnings in such quarter. Refer to Note 7 for the information and description used to develop the inputs and the fair value determination of the Level 3 goodwill and other definite-lived intangible assets.
The long-lived asset held and used with a carrying amount of $4,841,000 was written down in the second quarter of 2009 to its fair value of $1,297,000, resulting in a loss of $3,544,000, which was included in earnings in such quarter. During the first quarter of 2010, the Company sold this long-lived asset for its net realizable value of approximately $1,297,000. In addition, the Company sold a vacated facility during the first quarter of 2010 and received net proceeds of $785,000 and recorded a net gain on the sale of $682,000.
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
As of June 30, 2010 and December 31, 2009, the Company had outstanding forward foreign exchange contracts with gross notional values of $42,441,000 and $48,724,000, respectively. The following tables provide a summary of the primary net hedging positions and corresponding fair values held as of June 30, 2010 and December 31, 2009:

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)

	June 30, 2010
	Gross Notional
Currency Hedged (Buy/Sell)	Value	Fair Value (1)

U.S. Dollar/Japanese Yen	$20,170	$(687)
U.S. Dollar/South Korean Won	15,823	127
U.S. Dollar/Euro	4,601	857
U.S. Dollar/U.K. Pound Sterling	1,847	(339)

Total	$42,441	$(42)

	December 31, 2009
	Gross Notional
Currency Hedged (Buy/Sell)	Value	Fair Value (1)

U.S. Dollar/Japanese Yen	$28,980	$1,220
U.S. Dollar/South Korean Won	8,477	(338)
U.S. Dollar/Euro	8,069	149
U.S. Dollar/U.K. Pound Sterling	3,198	51

Total	$48,724	$1,082

(1)	Represents the net receivable (payable) amount included in the consolidated balance sheets.
The following table provides a summary of the fair value amounts of the Company’s derivative instruments:

	June 30,	December 31,
Derivatives Designated as Hedging Instruments	2010	2009

Derivative assets:
Forward exchange contracts	$1,237	$1,505

Derivative liabilities:
Forward exchange contracts	(1,279)	(423)

Total net derivative (liabilities) assets designated as hedging instruments (1)	$(42)	$1,082

(1)	The derivative asset of $1,237,000 and derivative liability of $1,279,000 are classified in other current assets and other current liabilities, respectively, in the consolidated balance sheet as of June 30, 2010. The derivative asset of $1,505,000 and derivative liability of $423,000 are classified in other current assets and other current liabilities, respectively, in the consolidated balance sheet as of December 31, 2009.
The following table provides a summary of the gains (losses) on derivatives designated as hedging instruments:

Derivatives Designated as Cash Flow Hedging Relationships	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Forward exchange contracts	2010	2009	2010	2009

Net loss recognized in OCI (1)	$(1,097)	$(1,790)	$(741)	$(101)
Net gain reclassified from OCI into income (2)	371	1,028	384	1,585
Net gain recognized in income (3)	—	939	—	939

(1)	Net change in the fair value of the effective portion classified in OCI.

(2)	Effective portion classified as cost of products.

(3)	Ineffective portion and amount excluded from effectiveness testing, classified in selling, general and administrative.

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)
6)	Inventories
Inventories consist of the following:

	June 30, 2010	December 31, 2009

Raw material	$70,513	$56,083
Work-in-process	21,092	16,501
Finished goods	45,700	45,420

	$137,305	$118,004

During the first quarter of 2009, the Company recorded charges of $14,373,000 for excess and obsolete inventory. The excess and obsolete inventory charge was primarily a result of a lower inventory consumption plan in the first quarter of 2009 that the Company implemented in response to the weakness in its markets during that period.
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
The Company determined that during the second quarter of 2010, an interim assessment for impairment was required for the goodwill allocated to its CIT reporting unit, since a component of the reporting unit was sold, and a second component was classified as held for sale. During this interim assessment, the Company determined that the estimated fair value of its CIT reporting unit exceeded its carrying amount and as a result, the goodwill of the reporting unit was not impaired and the second step of the impairment test was not required.
During the second quarter of 2009, the Company determined an interim assessment for impairment should be conducted for its goodwill due to various factors, including market and economic conditions that contributed to a decline in the Company’s forecasted business levels, and the excess of the Company’s consolidated net assets over its market capitalization for a sustained period of time. During this interim assessment, the Company determined that for certain reporting units, the carrying amount of their net assets exceeded their respective fair values, indicating that a potential impairment existed. After completing the second step of the goodwill impairment test, the Company recorded a goodwill impairment charge in the second quarter of 2009 of $193,254,000. In

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)
2010, the Company reclassified $53,840,000 of the goodwill impairment charge to discontinued operations for the three and six months ended June 30, 2009 as it related to the two discontinued product lines.
The Company completed its annual impairment test as of October 31, 2009 and concluded that no additional impairment of goodwill existed.
The changes in the carrying amount of goodwill and accumulated impairment losses during the six months ended June 30, 2010 and twelve months ended December 31, 2009 were as follows:

	2010			2009
	Gross	Accumulated		Gross	Accumulated
	Carrying	Impairment		Carrying	Impairment
	Amount	Loss	Net	Amount	Loss	Net

Beginning balance at January 1	$337,765	$(193,254)	$144,511	$337,765	$-	$337,765
Sale of discontinued operation (1)	(44,925)	39,264	(5,661)	-	-	—
Impairment losses (2)	-	-	-	-	(193,254)	(193,254)

Ending balance at June 30, 2010 and December 31, 2009	$292,840	$(153,990)	$138,850	$337,765	$(193,254)	$144,511

(1)	During the second quarter of 2010, the Company sold its Ion business and as a result wrote-off the related net goodwill to the gain on sale of discontinued operations.

(2)	For the twelve months ended December 31, 2009, $53,840,000 of the goodwill impairment charge was classified in discontinued operations in the consolidated statement of operations.
Intangible Assets
The Company is required to test certain long-lived assets when indicators of impairment are present. For the purposes of the impairment test, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Due to various factors, including market and economic conditions that contributed to a decline in the Company’s forecasted business levels, and the excess of the Company’s consolidated net assets over market capitalization for a sustained period of time, the Company concluded an interim assessment for impairment should be conducted for its intangible assets as of April 30, 2009. The Company tested the long-lived assets in question for recoverability by comparing the sum of the undiscounted cash flows attributable to each respective asset group to their carrying amounts, and determined that the carrying amounts were not recoverable. Management then evaluated the fair values of each long-lived asset of the potentially impaired long-lived asset group to determine the amount of the impairment, if any. The fair value of each intangible asset was based primarily on an income approach, which is a present value technique used to measure the fair value of future cash flows produced by the asset. The Company estimated future cash flows over the remaining useful life of each intangible asset. As a result of this analysis, the Company determined that certain of its intangible assets related to completed technology, customer relationships, and patents and trademarks had carrying values that exceeded their estimated fair values. As a result, an impairment charge of $11,699,000 was recorded in the second quarter of 2009. This impairment charge is classified in discontinued operations in the consolidated statement of operations as the intangible assets relate to the two discontinued product lines.
Components of the Company’s acquired intangible assets are comprised of the following:

As of June 30, 2010:

		Accumulated
	Gross (1)	Amortization (1)	Net

Completed technology	$77,904	$(77,000)	$904
Customer relationships	9,290	(8,289)	1,001
Patents, trademarks, trade names and other	25,721	(25,383)	338

	$112,915	$(110,672)	$2,243

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)

(1)	Excludes $15,791,000 and $14,095,000 from gross and accumulated amortization, respectively, as a result of the Company’s sale of its Ion business.
For the year ended and as of December 31, 2009:

		Impairment	Accumulated
	Gross	Charges (1)	Amortization	Net

Completed technology	$88,855	$(3,812)	$(82,705)	$2,338
Customer relationships	21,879	(7,113)	(13,326)	1,440
Patents, trademarks, trade names and other	29,672	(774)	(27,713)	1,185

	$140,406	$(11,699)	$(123,744)	$4,963

(1)	For the twelve months ended December 31, 2009, the intangible asset impairment charge of $11,699,000 is classified in discontinued operations in the consolidated statement of operations.
Aggregate amortization expense related to acquired intangibles for the three and six months ended June 30, 2010 was $314,000 and $783,000, respectively. Aggregate amortization expense related to acquired intangibles for the three and six months ended June 30, 2009 was $690,000 and $1,381,000, respectively. Estimated amortization expense for each of the four remaining fiscal years is as follows:

Year	Amount

2010 (remaining)	$499
2011	989
2012	389
2013	366
8)	Debt
On July 31, 2010, the Optional Advance Demand Grid Note dated August 3, 2004 expired without renewal. The unsecured short-term LIBOR-based loan agreement was with HSBC Bank USA and was utilized primarily by the Company’s Japanese subsidiary for short-term liquidity purposes and had a maximum borrowing amount of $5,000,000. The Company did not have outstanding borrowings under this line of credit at June 30, 2010 or December 31, 2009.
Additionally, the Company’s Japanese subsidiary has lines of credit and short-term borrowing arrangements with two financial institutions that provide for aggregate borrowings as of June 30, 2010 of up to an equivalent of $28,229,000, which generally expire and are renewed at three month intervals. At June 30, 2010 and December 31, 2009, total borrowings outstanding under these arrangements were $12,986,000 and $12,885,000, respectively, at interest rates ranging from 0.73% to 1.47% at June 30, 2010 and at interest rates ranging from 0.76% to 1.48% at December 31, 2009.
9)	Product Warranties
The Company provides for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by shipment volume, product failure rates, utilization levels, material usage, and supplier warranties on parts delivered to the Company. Should actual product failure rates, utilization levels, material usage, or supplier warranties on parts differ from the Company’s estimates, revisions to the estimated warranty liability would be required. The product warranty liability is included in other current liabilities in the consolidated balance sheets.

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)
Product warranty activities were as follows:

	Six Months Ended June 30,
	2010	2009

Balance at January 1	$6,560	$8,334
Provision for product warranties	4,731	(93)
Direct charges to warranty liability	(2,309)	(1,829)

Balance at June 30	$8,982	$6,412

10)	Restructuring
In the first quarter of 2009, the Company initiated a restructuring plan due to the global financial crisis and its impact on the Company’s semiconductor equipment OEM customers and the other markets it serves. The plan included a reduction in the Company’s worldwide headcount of approximately 630 people, which represented approximately 24% of its global workforce.
The Company recorded restructuring charges of $15,000 and $5,393,000 during the three and six months ended June 30, 2009, respectively. The restructuring charges were primarily for severance and other charges associated with the reductions in workforce. As of June 30, 2010 and 2009, the accrued restructuring costs totaled zero and $663,000, respectively and were included in accrued compensation in the consolidated balance sheets.
The activity related to the Company’s restructuring accrual is shown below:

	Six Months Ended June 30,
	2010	2009

Beginning balance	$220	$—
Charged to expense (1)	—	5,688
Payments	(220)	(5,025)

Ending balance	$—	$663

(1)	For the six months ended June 30, 2009, restructuring charges of $295,000 are classified in discontinued operations in the consolidated statement of operations.
11)	Income Taxes
The Company’s effective tax rate for the three and six months ended June 30, 2010 was 34.0% and 33.0%, respectively. The effective tax rate for the six months ended June 30, 2010 and the related income tax provision was lower than the U.S. statutory tax rate primarily due to geographic mix of income and profits earned by the Company’s international subsidiaries being taxed at rates lower than the U.S. statutory rate. The Company’s effective tax rate for the three and six months ended June 30, 2009 was 5.8% and 16.4%, respectively. The effective tax rate for the six months ended June 30, 2009 and the related tax benefit was lower than the U.S. statutory tax rate primarily due to non-deductible goodwill impairment charges of $139,414,000 during the second quarter of 2009.
At June 30, 2010, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $10,729,000. At December 31, 2009, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $9,085,000. The net increase from December 31, 2009 was primarily attributable to an increase in reserves for existing uncertain tax positions. If these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of $6,500,000, excluding interest and penalties, would impact the Company’s effective tax rate. The Company accrues interest expense and, if applicable, penalties for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. At June 30, 2010 and December 31, 2009, the Company had accrued interest on unrecognized tax benefits of approximately $863,000 and $651,000, respectively.
The Company and its subsidiaries are subject to examination by federal, state and foreign tax authorities. The statute of limitations for the Company’s tax filings varies by tax jurisdiction between fiscal years 2001 through present.

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
12)	Discontinued Operations
During the second quarter of 2010, the Company committed to a plan to divest two product lines, as their growth potential no longer met the Company’s long-term strategic objectives. The Company completed the sale of Ion on May 17, 2010 for $15,097,000 of net cash proceeds after expenses and recorded a pre-tax gain on the sale of $4,228,000. As a result of committing to a plan to divest a second product line and, therefore, meeting the asset held for sale criteria, during the second quarter of 2010, the Company performed a fair value analysis of the business in order to measure it at the lower of its carrying value or fair value less cost to dispose. Based on the analysis, it was determined that the carrying value was less than the fair value, less costs to dispose, and therefore, no impairment charge was required. This product line is considered held for sale as of June 30, 2010.
The two product lines have been accounted for as discontinued operations. Accordingly, their results of operations have been reclassified to discontinued operations in the consolidated statements of operations for all periods presented. The assets and liabilities of these discontinued businesses have not been reclassified or segregated in the consolidated balance sheets or consolidated statements of cash flows due to their immaterial amounts. Net revenues and income (loss) from discontinued operations for the three and six months ended June 30, 2010 and 2009 are below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net revenues	$3,881	$3,532	$9,784	$7,986

Income (loss) from discontinued operations before income taxes	$786	$(66,695)	$1,219	$(68,651)
Gain from disposal of discontinued operations before income taxes	4,228	—	4,228	—
Income tax benefit	(619)	(5,909)	(413)	(6,339)

Income (loss) from discontinued operations	$5,633	$(60,786)	$5,860	$(62,312)

For the three and six month periods ended June 30, 2009, the loss from discontinued operations before income taxes includes $65,539,000 of goodwill and intangible asset impairment charges. These charges were a result of the interim impairment assessment performed on April 30, 2009.
13)	Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Numerator:
Income (loss) from continuing operations	$33,144	$(146,348)	$62,142	$(161,321)
Income (loss) from discontinued operations, net of tax	5,633	(60,786)	5,860	(62,312)

Net income (loss)	$38,777	$(207,134)	$68,002	$(223,633)

Denominator:
Shares used in net income (loss) per common share — basic	50,067,000	49,307,000	49,834,000	49,151,000
Effect of dilutive securities:
Stock options, restricted stock and employee stock purchase plan	803,000	—	901,000	—

Shares used in net income (loss) per common share — diluted	50,870,000	49,307,000	50,735,000	49,151,000
Basic income (loss) per common share:

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)

Continuing operations	$0.66	$(2.97)	$1.24	$(3.28)
Discontinued operations	0.11	(1.23)	0.12	(1.27)

Net income (loss)	$0.77	$(4.20)	$1.36	$(4.55)

Diluted income (loss) per common share:
Continuing operations	$0.65	$(2.97)	$1.22	$(3.28)
Discontinued operations	0.11	(1.23)	0.12	(1.27)

Net income (loss)	$0.76	$(4.20)	$1.24	$(4.55)

Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding (using the treasury stock method) if securities containing potentially dilutive common shares (stock options and restricted stock units) had been converted to such common shares, and if such assumed conversion is dilutive.
As of June 30, 2010, stock options and restricted stock units relating to an aggregate of approximately 3,637,000 shares were outstanding. For the three and six months ended June 30, 2010, 1,201,000 and 1,295,000 shares, respectively, were not included in the computation of diluted EPS because the exercise price of the option exceeded the average price per share during the period.
As of June 30, 2009, stock options and restricted stock units relating to an aggregate of approximately 5,639,000 shares were outstanding. For the three and six months ended June 30, 2009, 4,004,000 and 4,311,000 shares, respectively, were not included in the computation of diluted EPS as the effect of including such securities in the computation would be anti-dilutive due to the Company’s net loss for the period.
14)	Comprehensive Income (Loss)
Components of comprehensive income (loss) were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income (loss)	$38,777	$(207,134)	$68,002	$(223,633)
Other comprehensive income (loss):
Changes in value of financial instruments designated as cash flow hedges (net of tax)	(905)	(1,575)	(690)	(590)
Foreign currency translation adjustment	(2,953)	5,083	(4,921)	(362)
Unrealized (loss) gain on investments (net of tax)	(40)	139	(74)	(139)

Other comprehensive (loss) income	(3,898)	3,647	(5,685)	(1,091)

Total comprehensive income (loss)	$34,879	$(203,487)	$62,317	$(224,724)

15)	Geographic, Product and Significant Customer Information
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Geographic net revenues:
United States	$128,011	$40,404	$240,813	$75,905
Japan	30,704	7,625	61,300	18,754
Europe	22,423	14,493	42,719	30,125
Asia (excluding Japan)	39,509	13,101	67,981	23,104

	$220,647	$75,623	$412,813	$147,888

	June 30, 2010	December 31, 2009

Long-lived assets:
United States	$53,182	$52,143
Japan	4,241	5,886
Europe	3,969	3,621
Asia (excluding Japan)	8,035	7,838

	$69,427	$69,488

The Company groups its products into three product groups. Net product and service revenues for these product groups are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Instruments and Control Systems	$114,249	$39,783	$203,345	$76,766
Power and Reactive Gas Products	87,693	27,681	173,464	55,655
Vacuum Products	18,705	8,159	36,004	15,467

	$220,647	$75,623	$412,813	$147,888

The Company had one customer comprising 17% of net revenues for both the three and six months ended June 30, 2010. The Company had one customer comprising 13% and 11% of net revenues for the three and six months ended June 30, 2009.
16)	Commitments and Contingencies
The Company is subject to various legal proceedings and claims which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
The Company reviewed its contractual obligations and commercial commitments as of June 30, 2010 and determined that there were no significant changes from the ones set forth in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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
     We are managed as one operating segment. We group our products into three product groups: Instruments and Control Systems, Power and Reactive Gas Products and Vacuum Products. Our products are derived from our core competencies in pressure measurement and control, materials delivery, gas composition analysis, control and information technology, power and reactive gas generation and vacuum technology. Our products are used in diverse markets, applications and processes. Our primary served markets are manufacturers of capital equipment for semiconductor devices, and for other thin film applications including flat panel displays, light-emitting diodes (“LEDs”), solar cells, data storage media and other advanced coatings. We also leverage our technology in other markets with advanced manufacturing applications including medical equipment, biopharm manufacturing, energy generation and environmental monitoring.
     We have a diverse base of customers that includes manufacturers of semiconductor capital equipment and semiconductor devices, thin film capital equipment used in the manufacture of flat panel displays, LEDs, solar cells, data storage media, and other coating applications; and other industrial, medical, energy generation, environmental monitoring and manufacturing companies; and university, government and industrial research laboratories. For the six months ended June 30, 2010 and the full year ended December 31, 2009, we estimate that approximately 64% and 52% of our net sales, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers. We expect that sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers will continue to account for a substantial portion of our sales.
     During the second quarter of 2010, we committed to a plan to divest two product lines, as their growth potential no longer met our long-term strategic objectives. We completed the sale of one product line, Ion Systems, Inc. (“Ion”), during the second quarter of 2010. The results of operations of the two product lines have been classified as discontinued operations in the consolidated statements of operations for all periods presented. The assets and liabilities of these discontinued product lines have not been reclassified and segregated in the consolidated balance sheets or consolidated statements of cash flows due to their immaterial amounts.
     We have seen an improvement in the global economy in 2010 compared to 2009, which has contributed to an increase in our business, financial condition and results of operations for the six months ended June 30, 2010. As a result of the improved global economy, our shipments to semiconductor capital equipment manufacturers and semiconductor device manufacturers have increased sequentially over the past twelve months. Product revenues increased 432% for the six months ended June 30, 2010 compared to the same period for the prior year for these customers. Although our business levels have increased rapidly, the semiconductor capital equipment industry is subject to rapid demand shifts, which are difficult to predict, and we are uncertain as to the timing or extent of further increased demand or any future weakness in the semiconductor capital equipment industry.
     Our product revenues sold to other markets, which exclude semiconductor capital equipment and semiconductor device product applications, increased 82% for the six months ended June 30, 2010 compared to the same period for the prior year. These advanced and growing markets include LED, medical, biopharm, environmental, thin films, solar and other markets.
     A significant portion of our net sales is to operations in international markets. International net sales include sales by our foreign subsidiaries, but exclude direct export sales. For the six months ended June 30, 2010 and the year ended December 31, 2009, international net sales accounted for approximately 42% and 46% of our net sales, respectively. A significant portion of our international net sales were sales in Japan. We expect that international net sales will continue to represent a significant percentage of our total net sales.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net revenues
Product	90.2%	79.0%	89.6%	79.9%
Services	9.8	21.0	10.4	20.1

Total net revenues	100.0	100.0	100.0	100.0
Cost of revenues
Cost of product revenues	50.4	55.3	49.7	64.6
Cost of service revenues	5.5	12.6	6.0	13.2

Total cost of revenues	55.9	67.9	55.7	77.8

Gross profit	44.1	32.1	44.3	22.2
Research and development	7.3	15.2	7.7	17.6
Selling, general and administrative	14.0	32.6	14.2	34.7
Amortization of acquired intangible assets	0.1	0.9	0.2	0.9
Goodwill and asset impairment	—	189.0	—	96.7
Gain on sale of asset	—	—	(0.2)	—
Restructuring	—	—	—	3.6

Income (loss) from operations	22.7	(205.6)	22.4	(131.3)
Interest income, net	0.1	0.3	0.1	0.8

Income (loss) from continuing operations before income taxes	22.8	(205.3)	22.5	(130.5)
Provision (benefit) for income taxes	7.7	(11.9)	7.4	(21.4)

Income (loss) from continuing operations	15.1	(193.4)	15.1	(109.1)
Income (loss) from discontinued operations, net of taxes	2.6	(80.4)	1.4	(42.1)

Net income (loss)	17.7%	(273.8)%	16.5%	(151.2)%

Net Revenues (dollars in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change

Net Revenues
Product	$198.9	$59.7	233.0%	$370.0	$118.2	212.9%
Service	21.7	15.9	36.7	42.8	29.7	44.4

Total net revenues	$220.6	$75.6	191.8%	$412.8	$147.9	179.1%

     Product revenues increased $139.2 million and $251.8 million during the three and six months ended June 30, 2010, respectively, compared to the same periods for the prior year. During 2010, we have seen a recovery in the global economy which has contributed to an increase in demand for our products in all of the markets we serve. Our increase in overall product revenues is primarily due to the increase in worldwide demand from our semiconductor capital equipment manufacturer and semiconductor device manufacturer customers. The product revenues to these customers increased by $105.9 million or 467.3% and $190.6 million or 432.1% during the three and six months ended June 30, 2010, respectively, compared to the same periods for the prior year. The product revenues related to other markets increased by $33.3 million or 89.8% and $61.1 million or 82.5% during the three and six months ended June 30, 2010, respectively, compared to the same periods for the prior year. The increase in demand in our other markets included the LED, medical, biopharm, environmental, thin films, solar and other markets.
     Service revenues consist mainly of fees for services relating to the maintenance and repair of our products, software maintenance, installation services and training. Service revenue increased $5.8 million and $13.1 million during the three and six months ended June 30, 2010, respectively, compared to the same periods for the prior year. The increase is a result of the improvement in the global economy in 2010 as compared to 2009.
     Total international net revenues, including product and service, were $92.6 million and $172.0 million for the three and six months ended June 30, 2010, or 42% of net revenues for both periods, compared to $35.2 million and $72.0 million or 46.6% and 48.7% of net revenues, for the three and six months ended June 30, 2009, respectively. The increases are mainly due to an increase in worldwide demand from our semiconductor capital equipment manufacturer and semiconductor device manufacturer customers as a result of an improvement in the global economy. The international net revenues related to other markets also increased compared to the same periods for the prior year.
Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
			% Points			% Points
	2010	2009	Change	2010	2009	Change

Gross profit as percentage of net revenues
Product	44.1%	30.0%	14.1%	44.5%	19.2%	25.3%
Service	43.8	39.9	3.9	42.2	34.0	8.2

Total gross profit percentage	44.1%	32.1%	12.0%	44.3%	22.2%	22.1%

     Gross profit on product revenues increased 14.1 percentage points for the three months ended June 30, 2010 compared to the same period for the prior year. The increase is mainly due to an increase in product revenue volumes which accounted for 10.3 percentage points of the overall increase since a portion of our overhead costs are fixed, an increase of 3.9 percentage points due to favorable product mix and an increase of 1.1 percentage points due to lower excess and obsolete inventory related net charges. These increases were partially offset by a decrease of 1.2 percentage points from increased warranty costs, unfavorable foreign currency fluctuations and higher overhead spending.
     Gross profit on product revenues increased 25.3 percentage points for the six months ended June 30, 2010 compared to the same period for the prior year. The increase is mainly due to an increase in product revenue volumes which accounted for 18.2 percentage points of the overall increase and an increase of 3.2 percentage points due to favorable product mix. In addition, our gross profit increased by 4.4 percentage points due to lower excess and obsolete inventory related net charges. This was primarily due to the $12.9 million of special charges we recorded during the first quarter of 2009 for excess, obsolete and committed inventory purchases primarily due to a lower future production plan during the first quarter of 2009 in response to the continued weakness in the markets we serve. These increases were partially offset by a net decrease of 0.5 percentage points from increased warranty costs, unfavorable foreign currency fluctuations and lower overhead spending.
     Cost of service revenues consists primarily of costs of providing services for repair and training which includes salaries and related expenses and other fixed costs. Service gross profit increased by 3.9 percentage points and 8.2 percentage points for the three and six months ended June 30, 2010, compared to the same periods for the prior year. The increases are mainly a result of higher service revenues since a portion of our overhead costs are fixed, as well as lower compensation expense.
Research and Development (dollars in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change

Research and development expenses	$16.2	$11.5	40.3%	$31.8	$26.0	22.6%
     Research and development expense increased $4.7 million during the three months ended June 30, 2010 compared to the same period for the prior year. The increase includes a $2.6 million increase in compensation expense, a $1.0 million increase in spending on project materials and a $0.6 million increase in consulting costs. The increase in compensation expense is primarily due to the restoration of certain employee benefits suspended as part of cost control measures in 2009 and an increase in incentive compensation
     Research and development expense increased $5.8 million during the six months ended June 30, 2010 compared to the same period for the prior year. The increase includes a $2.3 million increase in compensation expense, a $1.8 million increase in spending on project materials, a $1.3 million increase in consulting and other costs and a $0.6 million increase in patent and other legal related costs. The increase in compensation expense is primarily due to an increase in incentive compensation.

     Our research and development is primarily focused on developing and improving our instruments, components, subsystems and process control solutions to improve process performance and productivity.
     We have hundreds of products and our research and development efforts primarily consist of a large number of projects related to these products, none of which is individually material to us. Current projects typically have a duration of 3 to 30 months depending upon whether the product is an enhancement of existing technology or a new product. Our current initiatives include projects to enhance the performance characteristics of older products, to develop new products and to integrate various technologies into subsystems. These projects support in large part the transition in the semiconductor industry to smaller integrated circuit geometries and in the flat panel display and solar markets to larger substrate sizes, which require more advanced process control technology. Research and development expenses consist primarily of salaries and related expenses for personnel engaged in research and development, fees paid to consultants, material costs for prototypes and other expenses related to the design, development, testing and enhancement of our products as well as legal costs associated with maintaining and defending our intellectual property.
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
Selling, General and Administrative (dollars in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change

Selling, general and administrative expenses	$30.9	$24.6	25.5%	$58.7	$51.3	14.5%
     Selling, general and administrative expenses increased $6.3 million for the three months ended June 30, 2010 compared to the same period for the prior year. The increase includes a $5.3 million increase in compensation expense, a $1.2 million unfavorable impact from foreign exchange fluctuations and a $1.1 million increase in consulting, travel and professional fees partially offset by a $0.9 million decrease in the provision for uncollectable accounts and a $0.7 decrease in facility and depreciation expenses. The increase in compensation expense is primarily due to the restoration of certain employee benefits suspended as part of cost control measures in 2009 and an increase in incentive compensation.
     Selling, general and administrative expenses increased $7.4 million for the six months ended June 30, 2010 compared to the same period for the prior year. The increase includes a $7.9 million increase in compensation expense, a $1.4 million unfavorable impact from foreign exchange fluctuations and a $1.1 million increase in consulting, travel and professional fees partially offset by a $1.9 million decrease in the provision for uncollectable accounts and a $0.9 million decrease in facility and depreciation expenses. The increase in compensation expense is primarily due to an increase in incentive compensation.
Amortization of Acquired Intangible Assets (dollars in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change

Amortization of acquired intangible assets	$0.3	$0.7	(54.5)%	$0.8	$1.4	(43.3)%
     Amortization expense for the three and six months ended June 30, 2010 decreased $0.4 million and $0.6 million, respectively, compared to the same periods for the prior year. The decrease is a result of certain acquired intangible assets that became fully amortized during 2009 as well as the write-down of certain intangibles of $11.7 million recorded in the second quarter of 2009.
Goodwill and Asset Impairment Charges (dollars in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change

Goodwill and asset impairment charges	$—	$143.0	(100.0)%	$—	$143.0	(100.0)%
     During the second quarter of 2009, we reviewed our goodwill and long-lived assets for potential impairment as a result of current market and economic conditions that contributed to a decline in our forecasted business levels, and the excess of our consolidated net assets over our market capitalization for a sustained period of time. As a result of this impairment assessment, we recorded non-cash goodwill impairment charges of $139.5 million to continuing operations. In addition, as a result of a facility consolidation in Asia in the second quarter of 2009, we recorded a non-cash impairment charge of $3.5 million to continuing operations resulting from the write-down of the value of a building to its estimated fair value.

Gain on Sale of Asset (dollars in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change

Gain on sale of asset	$—	$—	—%	$0.7	$—	100.0%
During the first quarter of 2010, we sold two vacated facilities for proceeds of $2.1 million and recorded a $0.7 million net gain on the sale.
Restructuring (dollars in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change

Restructuring	$—	$—	—%	$—	$5.4	(100.0)%
     In the first quarter of 2009, we initiated a restructuring plan as a result of the global financial crisis and its impact on our semiconductor equipment OEM customers and the other markets we serve. The plan included a reduction in our worldwide headcount of approximately 630 people, which represented approximately 24% of our global workforce. The restructuring charges of $5.4 million for the six months ended June 30, 2009 were primarily for severance and other charges associated with the reductions in workforce.
Interest Income, Net (dollars in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change

Interest income, net	$0.3	$0.2	19.2%	$0.6	$1.2	(52.6)%
     Interest income, net increased $0.1 million in the three months ended June 30, 2010 compared to the same period in 2009, and decreased $0.6 million in the six months ended June 30, 2010 compared to the same period for the prior year. The $0.6 million decrease is related to lower interest rates and a change in the mix of the investment portfolio in the six months ended June 30, 2010 compared to the same period for the prior year.
Provision (Benefit) for Income Taxes (dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Provision (benefit) for income taxes	$17.1	$(9.0)	$30.6	$(31.7)
     Our effective tax rate for the three and six months ended June 30, 2010 was 34% and 33%, respectively. The effective tax rate for the six months ended June 30, 2010 and the related income tax provision was lower than the U.S. statutory tax rate primarily due to geographic mix of income and profits earned by our international subsidiaries being taxed at rates lower than the U.S. statutory rate. Our effective tax rate for the three and six months ended June 30, 2009 was 5.8% and 16.4%, respectively. The effective tax rate for the six months ended June 30, 2009 and the related tax benefit are lower than the U.S. statutory tax rate primarily due to non-deductible goodwill impairment charges of $139.4 million during the second quarter of 2009.
     At June 30, 2010, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $10.7 million. At December 31, 2009, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $9.1 million. The net increase from December 31, 2009 was primarily attributable to an increase in reserves for existing uncertain tax positions. If these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of $6.5 million, excluding interest and penalties, would impact our effective tax rate. We accrue interest expense and, if applicable, penalties for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. At June 30, 2010 and December 31, 2009, we had accrued interest on unrecognized tax benefits of approximately $0.9 million and $0.7 million, respectively.
     We and our subsidiaries are subject to examination by federal, state and foreign tax authorities. The statute of limitations for our tax filings varies by tax jurisdiction between fiscal years 2001 through present.
     Our future effective income tax rate depends on various factors, such as tax legislation and the geographic composition of our pre-tax income. We monitor these factors and timely adjust our effective tax rate accordingly. Additionally, the effective tax rate could be adversely affected by changes in the valuation of deferred tax assets and liabilities. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate sufficient future taxable income in the United States. While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from our accrued positions as a result of uncertain and complex application of tax regulations. Additionally, the recognition and measurement of certain tax benefits include estimates and judgment by management and inherently includes subjectivity. Accordingly, we could record additional provisions to U.S. federal, state, and foreign tax-related matters in the future as we revise estimates or settle or otherwise resolve the underlying matters.
Discontinued Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change

Income (loss) from discontinued operations, net of taxes	$5.6	$(60.8)	(109.3)%	$5.9	$(62.3)	(109.4)%
     During the second quarter of 2010, we committed to a plan to divest two product lines as their growth potential no longer met our long-term strategic objectives. We completed the sale of one product line, Ion, on May 17, 2010 for $15.1 million of net cash proceeds after expenses and recorded a pre-tax gain on the sale of $4.2 million. For the three and six month periods ended June 30, 2009, the loss from discontinued operations includes $65.5 million of goodwill and intangible asset impairment charges. These charges were a result of the interim impairment assessment performed on April 30, 2009.
     The two product lines have been accounted for as discontinued operations. Accordingly, their results of operations have been reclassified to discontinued operations in the consolidated statements of operations for all periods presented. The assets and liabilities of these discontinued product lines have not been reclassified or segregated in the consolidated balance sheets or consolidated statements of cash flows due to their immaterial amounts.
Liquidity and Capital Resources
     Cash, cash equivalents and short-term investments totaled $323.4 million at June 30, 2010 compared to $271.8 million at December 31, 2009. This increase was mainly attributable to our net income and net proceeds from the sale of a discontinued product line.
     Net cash provided by operating activities of $39.2 million for the six months ended June 30, 2010, resulted mainly from net income of $68.0 million, a $41.7 million increase in operating liabilities, non-cash charges of $11.3 million for depreciation, amortization and stock-based compensation and a $4.9 million provision for excess and obsolete inventory, partially offset by a net increase of $83.5 million in operating assets and a $4.2 million gain on the disposal of a discontinued product line. The increase in operating liabilities is caused by a $14.0 million increase in accounts payable related to inventory purchases to support our increased business levels and an increase of $27.7 million in accrued compensation related to increases in incentive compensation and accrued salaries and benefits. The $83.5 million net increase in operating assets consisted primarily of a $58.0 million increase in trade accounts receivable and an increase of $28.3 million of inventory as a result of our increased business levels.
     Net cash used in operating activities of $5.9 million for the six months ended June 30, 2009, resulted mainly from a net loss of $223.6 million, a $14.3 million decrease in operating liabilities and a $5.2 million increase in net operating assets, partially offset by a $14.8 million provision for excess or obsolete inventory, non-cash charges of $208.5 million for impairment of goodwill, intangibles and other long-lived assets, $10.0 million for depreciation and amortization and $4.2 million for stock-based compensation. The net decrease in operating liabilities is due to a decrease of $5.9 million in non-current income taxes payable and a decrease of $4.2 million in accrued compensation. The decrease in accrued compensation is primarily as a result of the workforce reduction and mandatory time-off. The $5.2 million increase in operating assets consisted primarily of a $29.5 million increase in income taxes receivable due to the operating losses, partially offset by a $26.5 million decrease in accounts receivable as a result of lower revenue and improved collections.
     Net cash provided by investing activities of $1.9 million for the six months ended June 30, 2010, resulted primarily from $15.1 million in net proceeds from the sale of a discontinued product line and proceeds of $2.1 million from the sale of two vacated facilities, partially offset by $7.2 million of net purchases of available-for-sale investments and by $6.6 million in purchases of property, plant and equipment. Net cash provided by investing activities of $34.6 million for the six months ended June 30, 2009, resulted primarily from net sales of $36.3 million of available-for-sale investments, offset by $2.4 million in purchases of property, plant and equipment.
     Net cash provided by financing activities was $2.4 million for the six months ended June 30, 2010 and consisted primarily of $2.3 million of net proceeds related to stock-based compensation. Net cash used in financing activities was $9.3 million for the six months ended June 30, 2009 and consisted primarily of $8.0 million in net payments on short-term borrowings.
     On July 31, 2010, the Optional Advance Demand Grid Note dated August 3, 2004 expired without renewal. The unsecured short-term LIBOR based loan agreement was with HSBC Bank USA and was utilized primarily by our Japanese subsidiary for short-term liquidity purposes and had a maximum borrowing amount of $5.0 million. We did not have outstanding borrowings under this line of credit at June 30, 2010 or December 31, 2009.
     Additionally, our Japanese subsidiary has lines of credit and short-term borrowing arrangements with two financial institutions which provide for aggregate borrowings as of June 30, 2010 of up to an equivalent of $28.2 million, which generally expire and are renewed at three month intervals. At June 30, 2010 and December 31, 2009, total borrowings outstanding under these arrangements were $13.0 million and $12.9 million, respectively, at interest rates ranging from 0.73% to 1.47% at June 30, 2010 and at interest rates ranging from 0.76% to 1.48% at December 31, 2009.
     We believe that our current cash position and available borrowings will be sufficient to satisfy our estimated working capital and planned capital expenditure requirements through at least the next 12 months and the foreseeable future.
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
     Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.
     Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 6.	EXHIBITS.

Exhibit No.	Exhibit Description
3.1(1)	Restated Articles of Organization

3.2(2)	Articles of Amendment, as filed with the Secretary of State of Massachusetts on May 18, 2001

3.3(3)	Articles of Amendment, as filed with the Secretary of State of Massachusetts on May 16, 2002

3.4(4)	Amended and Restated By-Laws

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from MKS Instruments, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-49738) filed with the Securities and Exchange Commission on November 13, 2000.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(4)	Incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 28, 1999, as amended.
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MKS INSTRUMENTS, INC.
August 5, 2010	By:	/s/ Seth H. Bagshaw
Seth H. Bagshaw
Vice President and Chief Financial Officer (Principal Financial Officer)