Form 10-Q
period 2010-09-30
MKS INSTRUMENTS INC
filed 2010-11-04
CIK 1049502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 29, 2010 the registrant had 50,334,017 shares of common stock outstanding.

MKS INSTRUMENTS, INC.
FORM 10-Q
INDEX

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	20

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	27

ITEM 4. CONTROLS AND PROCEDURES.	27

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.	27

ITEM 1A. RISK FACTORS.	27

ITEM 6. EXHIBITS.	28

SIGNATURES

EXHIBIT INDEX
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS.
MKS INSTRUMENTS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	September 30, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$129,991	$111,009
Short-term investments	213,734	160,786
Trade accounts receivable, net	155,619	94,215
Inventories	152,096	118,004
Income tax receivable	18,079	14,476
Deferred income taxes	23,548	21,505
Other current assets	14,845	12,886

Total current assets	707,912	532,881

Property, plant and equipment, net	67,659	67,196
Goodwill	137,728	144,511
Acquired intangible assets, net	1,993	4,963
Other assets	20,327	24,518

Total assets	$935,619	$774,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$9,553	$12,885
Accounts payable	37,453	26,292
Accrued compensation	25,464	10,658
Other current liabilities	37,687	21,465

Total current liabilities	110,157	71,300

Other liabilities	23,809	17,836
Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, no par value, 200,000,000 shares authorized; 50,317,188 and 49,514,941 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	113	113
Additional paid-in capital	654,610	645,411
Retained earnings	135,407	28,769
Accumulated other comprehensive income	11,523	10,640

Total stockholders’ equity	801,653	684,933

Total liabilities and stockholders’ equity	$935,619	$774,069

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net revenues:
Products	$199,376	$83,332	$569,377	$201,568
Services	21,947	18,696	64,759	48,348

Total net revenues	221,323	102,028	634,136	249,916
Cost of revenues:
Cost of products	110,418	53,263	315,674	148,806
Cost of services	12,402	10,891	37,145	30,468

Total cost of revenues	122,820	64,154	352,819	179,274

Gross profit	98,503	37,874	281,317	70,642

Research and development	15,070	11,448	46,899	37,411
Selling, general and administrative	28,247	22,984	86,961	74,257
Amortization of acquired intangible assets	250	690	1,033	2,071
Goodwill and asset impairment charges	—	—	—	142,958
Gain on sale of asset	—	—	(682)	—
Restructuring	—	143	—	5,536

Income (loss) from operations	54,936	2,609	147,106	(191,591)
Interest income	67	316	698	1,639
Interest expense	32	53	84	154

Income (loss) from continuing operations before income taxes	54,971	2,872	147,720	(190,106)
Provision (benefit) for income taxes	18,370	5,318	48,977	(26,339)

Income (loss) from continuing operations	36,601	(2,446)	98,743	(163,767)
Income (loss) from discontinued operations, net of taxes	2,035	(1,527)	7,895	(63,839)

Net income (loss)	$38,636	$(3,973)	$106,638	$(227,606)

Basic income (loss) per share:
Continuing operations	$0.73	$(0.05)	$1.98	$(3.32)
Discontinued operations	0.04	(0.03)	0.16	(1.30)

Net income (loss)	$0.77	$(0.08)	$2.13	$(4.62)

Diluted income (loss) per share:
Continuing operations	$0.72	$(0.05)	$1.94	$(3.32)
Discontinued operations	0.04	(0.03)	0.16	(1.30)

Net income (loss)	$0.76	$(0.08)	$2.10	$(4.62)

Weighted average common shares outstanding:
Basic	50,226	49,461	49,965	49,254

Diluted	50,994	49,461	50,821	49,254

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$106,638	$(227,606)
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,619	14,452
Stock-based compensation	6,714	6,406
Provision for excess and obsolete inventory	8,804	17,692
Impairment of goodwill	—	193,254
Impairment of intangibles and other long-lived assets	—	15,243
Gain on disposal of discontinued operations	(4,431)	—
Deferred income taxes	11,715	(834)
Other	(2,450)	925
Changes in operating assets and liabilities:
Trade accounts receivable	(60,374)	12,137
Inventories	(44,414)	1,656
Income taxes	(897)	(25,525)
Other current assets	(1,753)	(1,997)
Accrued expenses and other current liabilities	33,849	(11,153)
Accounts payable	12,232	1,014

Net cash provided by (used in) operating activities	76,252	(4,336)

Cash flows from investing activities:
Purchases of short-term and long-term available-for-sale investments	(237,025)	(176,250)
Maturities, sales and settlements of short-term and long-term available-for-sale investments	176,093	210,534
Purchases of property, plant and equipment	(11,430)	(3,044)
Proceeds from sale of assets	2,148	88
Net proceeds from sale of discontinued operations	15,581	—
Other	(1,061)	416

Net cash (used in) provided by investing activities	(55,694)	31,744

Cash flows from financing activities:
Proceeds from short-term borrowings	111,383	120,012
Payments on short-term borrowings	(115,836)	(127,509)
Net proceeds (payments) related to employee stock awards	1,409	(124)
Other	1,830	(880)

Net cash used in financing activities	(1,214)	(8,501)

Effect of exchange rate changes on cash and cash equivalents	(362)	1,904

Increase in cash and cash equivalents	18,982	20,811
Cash and cash equivalents at beginning of period	111,009	119,261

Cash and cash equivalents at end of period	$129,991	$140,072

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
1) Basis of Presentation
The terms “MKS” and the “Company” refer to MKS Instruments, Inc. and its subsidiaries. The interim financial data as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 are unaudited; however, in the opinion of MKS, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The consolidated balance sheet presented as of December 31, 2009 has been derived from the audited consolidated financial statements as of that date. The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by United States generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the MKS Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on February 26, 2010.
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
During the second quarter of 2010, the Company committed to a plan to divest two product lines, as their growth potential no longer met the Company’s long-term strategic objectives. The Company completed the sale of Ion Systems, Inc. (“Ion”) during the second quarter of 2010 and the sale of Yield Dynamics, LLC (“YDI”) during the third quarter of 2010. The results of operations of the two product lines have been classified as discontinued operations in the consolidated statements of operations for all periods presented. The assets and liabilities of these discontinued product lines have not been reclassified and segregated in the consolidated balance sheets or consolidated statements of cash flows due to their immaterial amounts. Refer to Note 12 for additional disclosure of the discontinued operations.
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
The Company reviews its investment portfolio on a monthly basis to identify and evaluate individual investments that have indications of possible impairment. The factors considered in determining whether a loss is other-than-temporary include: the length of time and extent to which fair market value has been below the cost basis, the financial condition and near-term prospects of the issuer, credit quality, and the Company’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. The Company concluded there were no impaired investments as of September 30, 2010 and December 31, 2009, respectively.
The fair value of short-term available-for-sale investments with maturities or estimated lives of less than one year consists of the following:

	September 30, 2010	December 31, 2009

Money market funds and certificates of deposit	$18,420	$4,296
Equity mutual funds	457	449
U.S. agency obligations	176,755	150,648
Corporate obligations	18,102	5,393

	$213,734	$160,786

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)
The fair value of long-term available-for-sale investments (included in Other assets) with maturities or estimated lives of more than one year consists of the following:

	September 30, 2010	December 31, 2009

U.S. agency obligations	$13,154	$4,853

The following table shows the gross unrealized gains and losses aggregated by investment category:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value

As of September 30, 2010:
Equity mutual funds	$649	$—	$(192)	$457
U.S. agency obligations	134,891	149	(109)	134,931
Corporate obligations	15,734	19	—	15,753

	$151,274	$168	$(301)	$151,141

As of December 31, 2009:
Equity mutual funds	$649	$—	$(200)	$449
U.S. agency obligations	147,354	75	(82)	147,347
Corporate obligations	1,493	1	—	1,494

	$149,496	$76	$(282)	$149,290

Interest income is accrued as earned. Dividend income is recognized as income on the date the stock trades “ex-dividend.” The cost of marketable securities sold is determined by the specific identification method and realized gains or losses are reflected in income and were not material for the three and nine months ended September 30, 2010 and 2009, respectively.
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

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)
Assets and liabilities of the Company measured at fair value on a recurring basis as of September 30, 2010, are summarized as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
		Identical Assets	Observable	Inputs
Description	September 30, 2010	(Level 1)	Inputs (Level 2)	(Level 3)

Assets:
Money market funds and certificates of deposit	$33,507	$33,507	$—	$—
Available-for-sale equity securities:
Equity mutual funds (1)	457	457	—	—
Available-for-sale debt securities:
U.S. agency obligations	209,908	209,908	—	—
Corporate obligations	18,102	18,102	—	—
Derivatives – currency forward contracts	187	—	187	—

Total assets	$262,161	$261,974	$187	$—

Liabilities:
Supplemental retirement benefits (2)	$595	$595	$—	$—
Derivatives – currency forward contracts	3,469	—	3,469	—

Total liabilities	$4,064	$595	$3,469	$—

     Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2009, are summarized as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
		Identical Assets	Observable	Inputs
Description	December 31, 2009	(Level 1)	Inputs (Level 2)	(Level 3)

Assets:
Money market funds and certificates of deposit	$8,071	$8,071	$—	$—
Available-for-sale equity securities:
Equity mutual funds (1)	449	449	—	—
Available-for-sale debt securities:
U.S. agency obligations	158,665	158,665	—	—
Corporate obligations	5,393	5,393	—	—
Derivatives – currency forward contracts	1,505	—	1,505	—

Total assets	$174,083	$172,578	$1,505	$—

Liabilities:
Supplemental retirement benefits (2)	$546	$546	$—	$—
Derivatives – currency forward contracts	423	—	423	—

Total liabilities	$969	$546	$423	$—

(1)	Relates to short-term investments associated with the Company’s supplemental defined contribution retirement benefits.

(2)	Relates to the Company’s obligations to pay benefits under its supplemental defined contribution retirement benefits, which are included in Other liabilities.

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)
Money Market Funds and Certificates of Deposit
As of September 30, 2010, this asset class consisted of time deposits denominated in the euro currency and a money market portfolio that comprises Federal government and U.S. Treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets. As of December 31, 2009, this asset class consisted primarily of certificates of deposit at financial institutions.
Available-For-Sale Equity Securities
As of September 30, 2010 and December 31, 2009, available-for-sale equity securities consisted of certain U.S. and international equity mutual funds, classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in an active market for identical assets.
Available-For-Sale Debt Securities
As of September 30, 2010 and December 31, 2009, available-for-sale debt securities consisted of U.S. agency and corporate obligations classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in an active market for identical assets.
Supplemental Retirement Benefits
As of September 30, 2010 and December 31, 2009, supplemental defined contribution retirement benefit liabilities were measured at fair-value based on the market return of certain U.S. and international equity mutual funds, classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in an active market for identical assets.
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

Assets:
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
A long-lived asset with a carrying amount of $4,841,000 was written down in the second quarter of 2009 to its fair value of $1,297,000, resulting in a loss of $3,544,000, which was included in earnings in such quarter. During the first quarter of 2010, the Company sold this long-lived asset for its net realizable value of approximately $1,297,000. In addition, the Company sold a vacated facility during the first quarter of 2010 and received net proceeds of $785,000 and recorded a net gain on the sale of $682,000.
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
As of September 30, 2010 and December 31, 2009, the Company had outstanding forward foreign exchange contracts with gross notional values of $56,233,000 and $48,724,000, respectively. The following tables provide a summary of the primary net hedging positions and corresponding fair values held as of September 30, 2010 and December 31, 2009:

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)

	September 30, 2010
	Gross Notional
Currency Hedged (Buy/Sell)	Value	Fair Value (1)

U.S. Dollar/Japanese Yen	$40,041	$(2,821)
U.S. Dollar/South Korean Won	11,852	(605)
U.S. Dollar/Euro	3,291	174
U.S. Dollar/U.K. Pound Sterling	1,049	(30)

Total	$56,233	$(3,282)

	December 31, 2009
	Gross Notional
Currency Hedged (Buy/Sell)	Value	Fair Value (1)

U.S. Dollar/Japanese Yen	$28,980	$1,220
U.S. Dollar/South Korean Won	8,477	(338)
U.S. Dollar/Euro	8,069	149
U.S. Dollar/U.K. Pound Sterling	3,198	51

Total	$48,724	$1,082

(1)	Represents the net receivable (payable) amount included in the consolidated balance sheets.
The following table provides a summary of the fair value amounts of the Company’s derivative instruments:

	September 30,	December 31,
Derivatives Designated as Hedging Instruments	2010	2009

Derivative assets:
Forward exchange contracts	$187	$1,505
Derivative liabilities:
Forward exchange contracts	(3,469)	(423)

Total net derivative (liabilities) assets designated as hedging instruments (1)	$(3,282)	$1,082

(1)	The derivative asset of $187,000 and derivative liability of $3,469,000 are classified in other current assets and other current liabilities, respectively, in the consolidated balance sheet as of September 30, 2010. The derivative asset of $1,505,000 and derivative liability of $423,000 are classified in other current assets and other current liabilities, respectively, in the consolidated balance sheet as of December 31, 2009.
The following table provides a summary of the gains (losses) on derivatives designated as hedging instruments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivatives Designated as Cash Flow Hedging Relationships	2010	2009	2010	2009

Forward exchange contracts:
Net loss recognized in OCI (1)	$(3,090)	$(375)	$(3,661)	$(648)
Net gain (loss) reclassified from OCI into income (2)	(137)	(39)	(36)	1,546
Net gain (loss) recognized in income (3)	—	(691)	—	248

(1)	Net change in the fair value of the effective portion classified in OCI.

(2)	Effective portion classified as cost of products.

(3)	Ineffective portion and amount excluded from effectiveness testing, classified in selling, general and administrative.

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)
6) Inventories
Inventories consist of the following:

	September 30, 2010	December 31, 2009

Raw material	$75,987	$56,083
Work-in-process	22,393	16,501
Finished goods	53,716	45,420

	$152,096	$118,004

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
During the second quarter of 2009, the Company determined an interim assessment for impairment should be conducted for its goodwill due to various factors, including market and economic conditions that contributed to a decline in the Company’s forecasted business levels, and the excess of the Company’s consolidated net assets over its market capitalization for a sustained period of time. During this interim assessment, the Company determined that for certain reporting units, the carrying amount of their net assets exceeded their respective fair values, indicating that a potential impairment existed. After completing the second step of the goodwill impairment test, the Company recorded a goodwill impairment charge in the second quarter of 2009 of $193,254,000. In 2010, the Company reclassified $53,840,000 of the goodwill impairment charge to discontinued operations for the nine months ended September 30, 2009 as it related to the two discontinued product lines.

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)
The Company completed its annual impairment test as of October 31, 2009 and concluded that no additional impairment of goodwill existed.
The changes in the carrying amount of goodwill and accumulated impairment losses during the nine months ended September 30, 2010 and twelve months ended December 31, 2009 were as follows:

	2010			2009
	Gross	Accumulated		Gross	Accumulated
	Carrying	Impairment		Carrying	Impairment
	Amount	Loss	Net	Amount	Loss	Net

Beginning balance at January 1	$337,765	$(193,254)	$144,511	$337,765	$—	$337,765
Sale of discontinued operation (1)	(60,623)	53,840	(6,783)	—	—	—
Impairment losses (2)	—	—	—	—	(193,254)	(193,254)

Ending balance at September 30, 2010 and December 31, 2009	$277,142	$(139,414)	$137,728	$337,765	$(193,254)	$144,511

(1)	For the nine months ended September 30, 2010, the Company sold its Ion and YDI businesses and as a result wrote-off the related net goodwill to the gain on sale of discontinued operations.

(2)	For the twelve months ended December 31, 2009, $53,840,000 of the goodwill impairment charge is classified in discontinued operations in the consolidated statement of operations.
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
Components of the Company’s acquired intangible assets are comprised of the following:

		Accumulated
As of September 30, 2010:	Gross (1)	Amortization (1)	Net

Completed technology	$76,829	$(76,078)	$751
Customer relationships	8,940	(8,011)	929
Patents, trademarks, trade names and other	24,638	(24,325)	313

	$110,407	$(108,414)	$1,993

(1)	Excludes $18,299,000 and $16,603,000 from gross and accumulated amortization, respectively, as a result of the Company’s sale of its Ion and YDI businesses.

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
Aggregate amortization expense related to acquired intangibles for the three and nine months ended September 30, 2010 was $250,000 and $1,033,000, respectively. Aggregate amortization expense related to acquired intangibles for the three and nine months ended September 30, 2009 was $690,000 and $2,071,000, respectively. Estimated amortization expense for each of the four remaining fiscal years is as follows:

Year	Amount
2010 (remaining)	$249
2011	989
2012	389
2013	366
8) Debt
On July 31, 2010, the Optional Advance Demand Grid Note dated August 3, 2004 expired without renewal. The unsecured short-term LIBOR-based loan agreement was with HSBC Bank USA and was utilized primarily by the Company’s Japanese subsidiary for short-term liquidity purposes and had a maximum borrowing amount of $5,000,000. The Company did not have outstanding borrowings under this line of credit at December 31, 2009 or thereafter.

The Company’s Japanese subsidiary has lines of credit and short-term borrowing arrangements with two financial institutions that provide for aggregate borrowings as of September 30, 2010 of up to an equivalent of $29,854,000, which generally expire and are renewed at three month intervals. At September 30, 2010 and December 31, 2009, total borrowings outstanding under these arrangements were $9,553,000 and $12,885,000, respectively, at interest rates ranging from 0.73% to 1.47% at September 30, 2010 and at interest rates ranging from 0.76% to 1.48% at December 31, 2009.
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

Product warranty activities were as follows:

	Nine Months Ended September 30,
	2010	2009

Balance at January 1	$6,560	$8,334
Provision for product warranties	7,624	617
Direct charges to warranty liability	(4,319)	(2,730)

Balance at September 30	$9,865	$6,221

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

The Company recorded restructuring charges of $143,000 and $5,536,000 during the three and nine months ended September 30, 2009, respectively. The restructuring charges were primarily for severance and other charges associated with the reductions in workforce. As of September 30, 2010 and 2009, the accrued restructuring costs totaled zero and $593,000, respectively, and were included in accrued compensation in the consolidated balance sheets.

The activity related to the Company’s restructuring accrual is shown below:

	Nine Months Ended September 30,
	2010	2009

Beginning balance	$220	$—
Charged to expense (1)	—	5,856
Payments	(220)	(5,263)

Ending balance	$—	$593

(1)	For the nine months ended September 30, 2009, restructuring charges of $320,000 are classified in discontinued operations in the consolidated statement of operations.
11) Income Taxes
The Company’s effective tax rate for the three and nine months ended September 30, 2010 was 33.4% and 33.2%, respectively. The effective tax rate for the nine months ended September 30, 2010 and the related income tax provision was lower than the U.S. statutory tax rate primarily due to geographic mix of income and profits earned by the Company’s international subsidiaries being taxed at rates lower than the U.S. statutory rate. The Company’s effective tax rate for the three and nine months ended September 30, 2009 was 185.2% and 13.9%, respectively. The effective tax rate for the three months ended September 30, 2009 was higher than the statutory rate primarily due to increases in the actual and projected taxable income for 2009. The effective tax rate for the nine months ended September 30, 2009 and the related tax benefit was lower than the U.S. statutory tax rate primarily due to non-deductible goodwill impairment charges of $139,414,000 during the second quarter of 2009.

At September 30, 2010, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $11,799,000. At December 31, 2009, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $9,085,000. The net increase from December 31, 2009 was primarily attributable to an increase in reserves for existing uncertain tax positions. If these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of $6,500,000, excluding interest and penalties, would impact the Company’s effective tax rate. The Company accrues interest expense and, if applicable, penalties for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. At September 30, 2010 and December 31, 2009, the Company had accrued interest on unrecognized tax benefits of approximately $943,000 and $651,000, respectively.

The Company and its subsidiaries are subject to examination by federal, state and foreign tax authorities. The statute of limitations for the Company’s tax filings varies by tax jurisdiction between fiscal years 2001 through present.

While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from the Company’s accrued positions as a result of uncertain and complex application of tax regulations. Additionally, the recognition and measurement of certain tax benefits include estimates and judgment by management and inherently includes subjectivity. Accordingly, the Company could record additional provisions due to U.S. federal, state, and foreign tax-related matters in the future as it revises estimates or settles or otherwise resolves the underlying matters.

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)
12) Discontinued Operations
During the second quarter of 2010, the Company committed to a plan to divest two product lines, as their growth potential no longer met the Company’s long-term strategic objectives. The Company completed the sale of Ion on May 17, 2010 for $15,094,000 of net cash proceeds after expenses and recorded a pre-tax gain on the sale of $4,210,000. The Company completed the sale of YDI on August 11, 2010 for $491,000 of net cash proceeds after expenses and recorded a pre-tax gain on the sale of $221,000.

The two product lines have been accounted for as discontinued operations. Accordingly, their results of operations have been reclassified to discontinued operations in the consolidated statements of operations for all periods presented. The assets and liabilities of these discontinued businesses have not been reclassified or segregated in the consolidated balance sheets or consolidated statements of cash flows due to their immaterial amounts. Net revenues and income (loss) from discontinued operations for the three and nine months ended September 30, 2010 and 2009 are below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net revenues	$1,536	$4,234	$11,320	$12,220

Income (loss) from discontinued operations before income taxes	$832	$(668)	$2,051	$(69,319)
Gain from disposal of discontinued operations before income taxes	203	—	4,431	—
Income tax provision (benefit)	(1,000)	859	(1,413)	(5,480)

Income (loss) from discontinued operations	$2,035	$(1,527)	$7,895	$(63,839)

For the nine month period ended September 30, 2009, the loss from discontinued operations before income taxes includes $65,539,000 of goodwill and intangible asset impairment charges. These charges were a result of the interim impairment assessment performed on April 30, 2009.
13) Net Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Numerator:
Income (loss) from continuing operations	$36,601	$(2,446)	$98,743	$(163,767)
Income (loss) from discontinued operations, net of tax	2,035	(1,527)	7,895	(63,839)

Net income (loss)	$38,636	$(3,973)	$106,638	$(227,606)

Denominator:
Shares used in net income (loss) per common share – basic	50,226	49,461	49,965	49,254
Effect of dilutive securities:
Stock options, restricted stock and employee stock purchase plan	768	—	856	—

Shares used in net income (loss) per common share – diluted	50,994	49,461	50,821	49,254

Basic income (loss) per common share:
Continuing operations	$0.73	$(0.05)	$1.98	$(3.32)
Discontinued operations	0.04	(0.03)	0.16	(1.30)

Net income (loss)	$0.77	$(0.08)	$2.13	$(4.62)

Diluted income (loss) per common share:
Continuing operations	$0.72	$(0.05)	$1.94	$(3.32)
Discontinued operations	0.04	(0.03)	0.16	(1.30)

Net income (loss)	$0.76	$(0.08)	$2.10	$(4.62)

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

As of September 30, 2010, stock options and restricted stock units relating to an aggregate of approximately 3,382,000 shares were outstanding. For the three and nine months ended September 30, 2010, 1,263,000 and 1,284,000 shares, respectively, were excluded from the dilutive computation because the exercise price of the options exceeded the average price per share during the period.

As of September 30, 2009, stock options and restricted stock units relating to an aggregate of approximately 4,209,000 shares were outstanding. For the three and nine months ended September 30, 2009, all potentially dilutive common shares were excluded from the dilutive computation as the effect of including such securities in the computation would be anti-dilutive due to the Company’s net loss for the period.

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
14) Comprehensive Income (Loss)
Components of comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income (loss)	$38,636	$(3,973)	$106,638	$(227,606)
Other comprehensive income:
Changes in value of financial instruments designated as cash flow hedges (net of tax)	(2,026)	(341)	(2,715)	(920)
Foreign currency translation adjustment	8,473	4,262	3,552	3,900
Unrealized gain (loss) on investments (net of tax)	118	116	43	(34)

Other comprehensive income	6,565	4,037	880	2,946

Total comprehensive income (loss)	$45,201	$64	$107,518	$(224,660)

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

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Geographic net revenues:
United States	$125,897	$55,701	$366,710	$131,606
Japan	29,487	10,931	90,787	29,685
Europe	25,540	15,452	68,259	45,577
Asia (excluding Japan)	40,399	19,944	108,380	43,048

	$221,323	$102,028	$634,136	$249,916

	September 30, 2010	December 31, 2009

Long-lived assets:
United States	$53,731	$52,143
Japan	4,368	5,886
Europe	4,764	3,621
Asia (excluding Japan)	8,175	7,838

	$71,038	$69,488

The Company groups its products into three product groups. Net product and service revenues for these product groups are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Instruments and Control Systems	$113,634	$53,726	$316,979	$130,492
Power and Reactive Gas Products	86,818	39,240	260,282	94,895
Vacuum Products	20,871	9,062	56,875	24,529

	$221,323	$102,028	$634,136	$249,916

The Company had one customer comprising 16% of net revenues for both the three and nine months ended September 30, 2010. The Company had one customer comprising 14% and 12% of net revenues for the three and nine months ended September 30, 2009.
16) Commitments and Contingencies
Brooks Instruments, LLC (“Brooks”) filed two lawsuits in federal district court in Texas, and one in federal district court in Massachusetts on April 29, 2010, related to the Company’s digital mass flow controllers and digital pressure sensors. Brooks seeks injunctive relief and damages for alleged patent infringement, breach of contract and trade secret violations, although no dollar amounts have been asserted. The Company has responded to the allegations, denying any wrongdoing. In addition, the Company has filed counterclaims against Brooks, seeking injunctive relief and damages for alleged patent infringement by Brooks, relating to Brooks’ pressure transient insensitive mass flow controllers. While these cases are still at early stages, the Company is defending itself vigorously.

The Company is subject to various other legal proceedings and claims which have arisen in the ordinary course of business.

In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

The Company reviewed its contractual obligations and commercial commitments as of September 30, 2010 and determined that there were no significant changes from the ones set forth in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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
     We have a diverse base of customers that includes manufacturers of semiconductor capital equipment and semiconductor devices, thin film capital equipment used in the manufacture of flat panel displays, LEDs, solar cells, data storage media, and other coating applications; and other industrial, medical, energy generation, environmental monitoring and manufacturing companies; and university, government and industrial research laboratories. For the nine months ended September 30, 2010 and the full year ended December 31, 2009, we estimate that approximately 64% and 52% of our net sales, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers. We expect that sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers will continue to account for a substantial portion of our sales.
     During the second quarter of 2010, we committed to a plan to divest two product lines, as their growth potential no longer met our long-term strategic objectives. We completed the sale of Ion Systems, Inc. (“Ion”) during the second quarter of 2010 and the sale of Yield Dynamics, LLC (“YDI”) during the third quarter of 2010 and received total net proceeds of $15.6 million. The results of operations of the two product lines have been classified as discontinued operations in the consolidated statements of operations for all periods presented. The assets and liabilities of these discontinued product lines have not been reclassified and segregated in the consolidated balance sheets or consolidated statements of cash flows due to their immaterial amounts.
     We have seen an improvement in the global economy in 2010 compared to 2009, which has contributed to a significant increase in our business, financial condition and results of operations for the nine months ended September 30, 2010 compared to the same period for the prior year. As a result of the improved global economy, our product revenues to semiconductor capital equipment manufacturers and semiconductor device manufacturers increased 313% for the nine months ended September 30, 2010 compared to the same period for the prior year for these customers. Although our business levels have increased rapidly during 2010, the semiconductor capital equipment industry is subject to rapid demand shifts, which are difficult to predict, and we are uncertain as to the timing or extent of further increased demand or any future weakness in the semiconductor capital equipment industry.
     Our net revenues sold to other markets, which exclude semiconductor capital equipment and semiconductor device product applications, increased 70% for the nine months ended September 30, 2010 compared to the same period for the prior year. These advanced and growing markets include LED, medical, biopharm, environmental, thin films, solar and other markets. Our net sales to these emerging markets have increased sequentially over the past six quarters from $43.7 million for the first quarter of 2009 to $80.6 million for the third quarter of 2010. Approximately 36% of our net sales for the third quarter of 2010 were to other markets and we anticipate that these markets will continue to grow and will represent a larger portion of our revenue.
     A significant portion of our net sales is to operations in international markets. International net sales include sales by our foreign subsidiaries, but exclude direct export sales. For the nine months ended September 30, 2010 and the year ended December 31, 2009, international net sales accounted for approximately 42% and 46% of our net sales, respectively. A significant portion of our international net sales were sales in Japan. We expect that international net sales will continue to represent a significant percentage of our total net sales.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net revenues:
Product	90.1%	81.7%	89.8%	80.7%
Services	9.9	18.3	10.2	19.3

Total net revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product revenues	49.9	52.2	49.8	59.5
Cost of service revenues	5.6	10.7	5.8	12.2

Total cost of revenues	55.5	62.9	55.6	71.7

Gross profit	44.5	37.1	44.4	28.3
Research and development	6.8	11.2	7.4	15.0
Selling, general and administrative	12.8	22.5	13.7	29.7
Amortization of acquired intangible assets	0.1	0.7	0.2	0.8
Goodwill and asset impairment	—	—	—	57.2
Gain on sale of asset	—	—	(0.1)	—
Restructuring	—	0.1	—	2.2

Income (loss) from operations	24.8	2.6	23.2	(76.6)
Interest income, net	0.0	0.2	0.1	0.6

Income (loss) from continuing operations before income taxes	24.8	2.8	23.3	(76.0)
Provision (benefit) for income taxes	8.3	5.2	7.7	(10.5)

Income (loss) from continuing operations	16.5	(2.4)	15.6	(65.5)
Income (loss) from discontinued operations, net of taxes	0.9	(1.5)	1.2	(25.5)

Net income (loss)	17.4%	(3.9)%	16.8%	(91.0)%

Net Revenues (dollars in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	%Change	2010	2009	%Change

Net Revenues:
Product	$199.4	$83.3	139.3%	$569.4	$201.6	182.5%
Service	21.9	18.7	17.4	64.7	48.3	33.9

Total net revenues	$221.3	$102.0	116.9%	$634.1	$249.9	153.7%

     Product revenues increased $116.0 million and $367.8 million during the three and nine months ended September 30, 2010, respectively, compared to the same periods for the prior year. During 2010, we have seen a recovery in the global economy which has contributed to an increase in demand for our products in all of the markets we serve. Our increase in overall product revenues is primarily due to the increase in worldwide demand from our semiconductor capital equipment manufacturer and semiconductor device manufacturer customers. The product revenues to these customers increased by $82.6 million or 193.6% and $271.8 million or 313.2% during the three and nine months ended September 30, 2010, respectively, compared to the same periods for the prior year. The product revenues related to other markets increased by $33.5 million or 82.3% and $96.0 million or 83.6% during the three and nine months ended September 30, 2010, respectively, compared to the same periods for the prior year. The increase in demand in our other markets included the LED, medical, biopharm, environmental, thin films, solar and other markets.
     Service revenues consist mainly of fees for services relating to the maintenance and repair of our products, software maintenance, installation services and training. Service revenue increased $3.3 million and $16.4 million during the three and nine months ended September 30, 2010, respectively, compared to the same periods for the prior year. The increase is a result of the improvement in the global economy in 2010 as compared to 2009.
     Total international net revenues, including product and service, were $95.4 million and $267.4 million for the three and nine months ended September 30, 2010, or 43.1% and 42.2% of net revenues, respectively, compared to $46.3 million and $118.3 million or 45.4% and 47.3% of net revenues, for the three and nine months ended September 30, 2009, respectively. The increases are mainly due to an increase in worldwide demand from our semiconductor capital equipment manufacturer and semiconductor device manufacturer customers as a result of an improvement in the global economy. The international net revenues related to other markets also increased compared to the same periods for the prior year.
Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
			%Points			%Points
	2010	2009	Change	2010	2009	Change

Gross profit as percentage of net revenues:
Product	44.6%	36.1%	8.5%	44.6%	26.2%	18.4%
Service	43.5	41.8	1.7	42.6	37.0	5.6

Total gross profit percentage	44.5%	37.1%	7.4%	44.4%	28.3%	16.1%

     Gross profit on product revenues increased 8.5 percentage points for the three months ended September 30, 2010 compared to the same period for the prior year. The increase is mainly due to an increase in product revenue volumes which accounted for 6.9 percentage points of the overall increase since a portion of our overhead costs are fixed, an increase of 0.7 percentage points due to lower excess and obsolete inventory related net charges and an increase of 0.7 percentage points from lower warranty costs on incremental product revenues.
     Gross profit on product revenues increased 18.4 percentage points for the nine months ended September 30, 2010 compared to the same period for the prior year. The increase is mainly due to an increase in product revenue volumes which accounted for 13.1 percentage points of the overall increase and an increase of 1.5 percentage points due to favorable product mix. In addition, our gross profit increased by 3.1 percentage points due to lower excess and obsolete inventory related net charges. This was primarily due to the $12.9 million of special charges we recorded during the first quarter of 2009 for excess, obsolete and committed inventory purchases primarily due to a lower future production plan during the first quarter of 2009 in response to the continued weakness in the markets we serve.
     Cost of service revenues consists primarily of costs of providing services for repair and training which includes salaries and related expenses and other fixed costs. Service gross profit increased by 1.7 percentage points and 5.6 percentage points for the three and nine months ended September 30, 2010, compared to the same periods for the prior year. The increases are mainly a result of higher service revenues since a portion of our overhead costs are fixed.
Research and Development (dollars in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	%Change	2010	2009	%Change

Research and development expenses	$15.1	$11.5	31.6%	$46.9	$37.4	25.4%
     Research and development expense increased $3.6 million during the three months ended September 30, 2010 compared to the same period for the prior year. The increase includes a $1.8 million increase in compensation expense, a $0.6 million increase in spending on project materials and a $0.8 million increase in consulting costs. The increase in compensation expense is due to higher salary and fringe costs for additional personnel and an increase in incentive compensation.
     Research and development expense increased $9.5 million during the nine months ended September 30, 2010 compared to the same period for the prior year. The increase includes a $4.1 million increase in compensation expense, a $2.4 million increase in spending on project materials, a $1.7 million increase in consulting and other costs and a $0.9 million increase in patent and other legal related costs. The increase in compensation expense is primarily due to an increase in incentive compensation.

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
Selling, General and Administrative (dollars in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	%Change	2010	2009	%Change

Selling, general and administrative expenses	$28.3	$23.0	22.9%	$87.0	$74.3	17.1%
     Selling, general and administrative expenses increased $5.3 million for the three months ended September 30, 2010 compared to the same period for the prior year. The increase includes a $5.0 million increase in compensation expense, and a $0.8 million increase in consulting and professional fees, a $0.5 million increase in travel related expenses and a $0.4 million increase in the provision for uncollectable accounts offset by a $1.7 million favorable impact from foreign exchange fluctuations. The increase in compensation expense is primarily due to the restoration of certain employee benefits suspended as part of cost control measures in 2009 and an increase in incentive compensation.
     Selling, general and administrative expenses increased $12.7 million for the nine months ended September 30, 2010 compared to the same period for the prior year. The increase includes a $12.3 million increase in compensation expense, a $1.7 million increase in professional fees and a $1.2 million increase in travel related expenses, partially offset by a $1.5 million decrease in the provision for uncollectable accounts and a $1.0 million decrease in facility and depreciation expenses. The increase in compensation expense is primarily due to an increase in incentive compensation.
Amortization of Acquired Intangible Assets (dollars in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	%Change	2010	2009	%Change

Amortization of acquired intangible assets	$0.3	$0.7	(63.8)%	$1.0	$2.0	(50.1)%
     Amortization expense for the three and nine months ended September 30, 2010 decreased $0.4 million and $1.0 million, respectively, compared to the same periods for the prior year. The decrease is a result of certain acquired intangible assets that became fully amortized during 2009 as well as the write-down of certain intangibles of $11.7 million recorded in the second quarter of 2009.
Goodwill and Asset Impairment Charges (dollars in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	%Change	2010	2009	%Change

Goodwill and asset impairment charges	$—	$—	—%	$—	$143.0	(100.0)%
     During the second quarter of 2009, we reviewed our goodwill and long-lived assets for potential impairment as a result of current market and economic conditions that contributed to a decline in our forecasted business levels, and the excess of our consolidated net assets over our market capitalization for a sustained period of time. As a result of this impairment assessment, we recorded non-cash goodwill and intangible asset impairment charges of $193.3 million and $11.7 million, respectively. In addition, as a result of a facility consolidation in Asia in the second quarter of 2009, we recorded a non-cash impairment charge of $3.5 million to continuing operations resulting from the write-down of the value of a building to its estimated fair value. In 2010, we reclassified $53.8 million and $11.7 million of the goodwill and intangible asset impairment charges, respectively, to discontinued operations for the nine months ended September 30, 2009 as the charges related to the two discontinued product lines.
Gain on Sale of Asset (dollars in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	%Change	2010	2009	%Change

Gain on sale of asset	$—	$—	—%	$0.7	$—	100.0%
     During the first quarter of 2010, we sold two vacated facilities for proceeds of $2.1 million and recorded a $0.7 million net gain on the sale.
Restructuring (dollars in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	%Change	2010	2009	%Change

Restructuring	$—	$0.1	(100.0)%	$—	$5.5	(100.0)%
     In the first quarter of 2009, we initiated a restructuring plan as a result of the global financial crisis and its impact on our semiconductor equipment OEM customers and the other markets we serve. The plan included a reduction in our worldwide headcount of approximately 630 people, which represented approximately 24% of our global workforce. The restructuring charges of $5.5 million for the nine months ended September 30, 2009 were primarily for severance and other charges associated with the reductions in workforce.
Interest Income, Net (dollars in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	%Change	2010	2009	%Change

Interest income, net	$—	$0.2	(86.7)%	$0.6	$1.5	(58.7)%
     Interest income, net decreased $0.2 million in the three months ended September 30, 2010 compared to the same period in 2009, and decreased $0.9 million in the nine months ended September 30, 2010 compared to the same period for the prior year. The decreases are related to lower interest rates and a change in the mix of the investment portfolio, which offset the increase in the investment balances for three and nine months ended September 30, 2010 compared to the same periods for the prior year.
Provision (Benefit) for Income Taxes (dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Provision (benefit) for income taxes	$18.4	$5.3	$49.0	$(26.3)
     Our effective tax rate for the three and nine months ended September 30, 2010 was 33.4% and 33.2%, respectively. The effective tax rate for the nine months ended September 30, 2010 and the related income tax provision was lower than the U.S. statutory tax rate primarily due to geographic mix of income and profits earned by our international subsidiaries being taxed at rates lower than the U.S. statutory rate. Our effective tax rate for the three and nine months ended September 30, 2009 was 185.2% and 13.9%, respectively. The effective tax rate for the three months ended September 30, 2009 was higher than the statutory rate primarily due to increases in the actual and projected taxable income for 2009. The effective tax rate for the nine months ended September 30, 2009 and the related tax benefit are lower than the U.S. statutory tax rate primarily due to non-deductible goodwill impairment charges of $139.4 million during the second quarter of 2009.
     At September 30, 2010, our total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $11.8 million. At December 31, 2009, our total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $9.1 million. The net increase from December 31, 2009 was primarily attributable to an increase in reserves for existing uncertain tax positions. If these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of $6.5 million, excluding interest and penalties, would impact our effective tax rate. We accrue interest expense and, if applicable, penalties for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. At September 30, 2010 and December 31, 2009, we had accrued interest on unrecognized tax benefits of approximately $0.9 million and $0.7 million, respectively.
     We and our subsidiaries are subject to examination by federal, state and foreign tax authorities. The statute of limitations for our tax filings varies by tax jurisdiction between fiscal years 2001 through present.
     Our future effective income tax rate depends on various factors, such as tax legislation and the geographic composition of our pre-tax income. We monitor these factors and timely adjust our effective tax rate accordingly. Additionally, the effective tax rate could be adversely affected by changes in the valuation of deferred tax assets and liabilities. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate sufficient future taxable income in the United States. While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from our accrued positions as a result of uncertain and complex application of tax regulations. Additionally, the recognition and measurement of certain tax benefits include estimates and judgment by management and inherently includes subjectivity. Accordingly, we could record additional provisions due to U.S. federal, state, and foreign tax-related matters in the future as we revise estimates or settle or otherwise resolve the underlying matters.
Discontinued Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	%Change	2010	2009	%Change

Income (loss) from discontinued operations, net of taxes	$2.0	$(1.5)	233.3%	$7.9	$(63.8)	112.4%
     During the second quarter of 2010, we committed to a plan to divest two product lines as their growth potential no longer met our long-term strategic objectives. We completed the sale of Ion on May 17, 2010 and the sale of YDI on August 11, 2010 for a total of $15.6 million of net cash proceeds after expenses and recorded a $4.4 million pre-tax gain on the combined sales. For the three and nine month periods ended September 30, 2009, the loss from discontinued operations includes $65.5 million of goodwill and intangible asset impairment charges. These charges were a result of the interim impairment assessment performed on April 30, 2009.
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
Liquidity and Capital Resources
     Cash, cash equivalents and short-term investments totaled $343.7 million at September 30, 2010 compared to $271.8 million at December 31, 2009. This increase was mainly attributable to our net income and net proceeds from the sale of two discontinued product lines, partially offset by an increase in working capital.
     Net cash provided by operating activities of $76.3 million for the nine months ended September 30, 2010, resulted mainly from net income of $106.6 million, a $46.1 million increase in operating liabilities, an $11.7 million decrease in deferred tax assets, non-cash charges of $10.6 million for depreciation and amortization, $6.7 million for stock-based compensation and an $8.8 million provision for excess or obsolete inventory. These increases in cash were partially offset by a $107.4 million increase in operating assets and $4.4 million gain on the sale of the discontinued operations. The $107.4 million increase in operating assets consisted primarily of a $60.4 million increase in trade accounts receivable and an increase of $44.4 million of inventory as a result of our increased business levels. The increase in operating liabilities was caused by a $12.2 million increase in accounts payable related to inventory purchases to support our increased business levels and an increase of $33.8 million in accrued compensation related to increases in incentive compensation and accrued salaries and benefits. The decrease in deferred tax assets is due to tax election and methods changes that were adopted during the third quarter of 2010.
     Net cash used in operating activities of $4.3 million for the nine months ended September 30, 2009, resulted mainly from a net loss of $227.6 million, a $10.1 million net decrease in operating liabilities and a $13.7 million net increase in operating assets, offset by a $17.7 million provision for excess or obsolete inventory, non-cash charges of $208.5 million for impairment of goodwill, intangibles and other long-lived assets, $14.5 million for depreciation and amortization and $6.4 million for stock-based compensation. The net decrease in operating liabilities is mainly caused by a decrease of $6.0 million in non-current income taxes payable, a decrease of $1.9 million in accrued compensation and a decrease of $2.1 million in the product warranty reserve. The decrease in accrued compensation is primarily as a result of the workforce reduction and mandatory time-off. The $13.7 million increase in operating assets consisted primarily of a $25.5 million increase in income taxes receivable due to the operating losses, partially offset by a $12.1 million decrease in accounts receivable as a result of lower revenue and improved collections.
     Net cash used in investing activities of $55.7 million for the nine months ended September 30, 2010, resulted primarily from net purchases of $60.9 million of available for sale investments and $11.4 million in purchases of property, plant and equipment, partially offset by $15.6 million in net proceeds from the sale of the discontinued product lines. Net cash provided by investing activities of $31.7 million for the nine months ended September 30, 2009, resulted primarily from net sales of $34.3 million of available for sale investments, offset by $3.0 million in purchases of property, plant and equipment.
     Net cash used in financing activities was $1.2 million for the nine months ended September 30, 2010 and consisted primarily of $4.5 million in net payments on short-term borrowings, offset by $1.4 million in net proceeds related to stock-based compensation. Net cash used in financing activities was $8.5 million for the nine months ended September 30, 2009 and consisted primarily of $7.5 million in net payments on short-term borrowings.

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
     Our Japanese subsidiary has lines of credit and short-term borrowing arrangements with two financial institutions which provide for aggregate borrowings as of September 30, 2010 of up to an equivalent of $29.9 million, which generally expire and are renewed at three month intervals. At September 30, 2010 and December 31, 2009, total borrowings outstanding under these arrangements were $9.6 million and $12.9 million, respectively, at interest rates ranging from 0.73% to 1.47% at September 30, 2010 and at interest rates ranging from 0.76% to 1.48% at December 31, 2009.
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
     ITEM 4. CONTROLS AND PROCEDURES.
     Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.
     Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     PART II. OTHER INFORMATION
     ITEM 1. LEGAL PROCEEDINGS.
     Brooks Instruments, LLC (“Brooks”) filed two lawsuits in federal district court in Texas, and one in federal district court in Massachusetts on April 29, 2010, related to our digital mass flow controllers and digital pressure sensors. Brooks seeks injunctive relief and damages for alleged patent infringement, breach of contract and trade secret violations, although no dollar amounts have been asserted. We have responded to the allegations, denying any wrongdoing. In addition, we have filed counterclaims against Brooks, seeking injunctive relief and damages for alleged patent infringement by Brooks, relating to Brooks’ pressure transient insensitive mass flow controllers. While these cases are still at early stages, we are defending ourselves vigorously.
     We are subject to various other legal proceedings and claims, which have arisen in the ordinary course of business.
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

     ITEM 6. EXHIBITS.

Exhibit No.	Exhibit Description
3.1(1)	Restated Articles of Organization

3.2(2)	Articles of Amendment, as filed with the Secretary of State of Massachusetts on May 18, 2001

3.3(3)	Articles of Amendment, as filed with the Secretary of State of Massachusetts on May 16, 2002

3.4(4)	Amended and Restated By-Laws

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from MKS Instruments, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-49738) filed with the Securities and Exchange Commission on November 13, 2000.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(4)	Incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 28, 1999, as amended.
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MKS INSTRUMENTS, INC.
November 4, 2010	By:	/s/ Seth H. Bagshaw
Seth H. Bagshaw
Vice President and Chief Financial Officer (Principal Financial Officer)