Form 10-K
period 2010-12-31
MKS INSTRUMENTS INC
filed 2011-02-25
CIK 1049502

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File number 0-23621
MKS INSTRUMENTS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts	04-2277512
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
2 Tech Drive, Suite 201, Andover, Massachusetts	01810
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including area code
(978) 645-5500

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of exchange on which registered

Common Stock, no par value	NASDAQ Global Select Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of June 30, 2010 based on the closing price of the registrant’s Common Stock on such date as reported by the Nasdaq Global Market: $938,960,587

Number of shares outstanding of the issuer’s Common Stock, no par value, as of February 18, 2011: 51,736,456

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for MKS’ Annual Meeting of Stockholders to be held on May 2, 2011 are incorporated by reference into Part III of this Form 10-K.

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

MKS Instruments, Inc. (the “Company” or “MKS”) was founded in 1961 as a Massachusetts corporation. We are a leading global provider of instruments, subsystems and process control solutions that measure, control, power, monitor and analyze critical parameters of advanced manufacturing processes to improve process performance and productivity. We also provide services relating to the maintenance and repair of our products, software maintenance, installation services and training.

Our products are used in diverse markets, applications and processes. The primary markets we serve are manufacturers of capital equipment for semiconductor devices and for other thin film applications including flat panel displays, light emitting diodes (“LEDs”), solar cells, data storage media and other advanced coatings. We also leverage our technology into other markets with advanced manufacturing applications including medical equipment, pharmaceutical manufacturing, energy generation and environmental monitoring.

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

For almost 50 years, we have focused on satisfying the needs of our customers by establishing long-term, collaborative relationships. We have a diverse base of customers that includes manufacturers of semiconductor capital equipment and semiconductor devices, thin film capital equipment used in the manufacture of flat panel displays, LEDs, solar cells, data storage media and other coating applications; and other industrial, medical, pharmaceutical manufacturing, energy generation, environmental monitoring and other advanced manufacturing companies, as well as university, government and industrial research laboratories. Our top 10 customers for 2010 were Applied Materials, Benchmark Electronics, Hitachi, Lam Research, Novellus Systems, Phillips, Precision Flow Tech, PSK Technologies, Samsung and Tokyo Electron.

We file reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”). You may read and copy any document we file at the SEC Headquarters at the Office of Investor Education and Assistance, 100 F Street, NE, Washington, D.C. 20549. You should call 1-800-SEC-0330 for more information on the public reference room. Our SEC filings are also available to you on the SEC’s internet site at http://www.sec.gov.

Our internet address is http://www.mksinst.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through our internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such materials with the SEC.

Markets and Applications

We are focused on improving process performance and productivity by measuring, controlling, powering, monitoring and analyzing advanced manufacturing processes in semiconductor, thin film and certain other advanced market sectors. Approximately 64%, 52% and 58% of our net sales for the years 2010, 2009 and 2008, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers. Approximately 36%, 48% and 42% of our net sales in the years 2010, 2009 and 2008, respectively, were for other advanced manufacturing applications. These include, but are not limited to, thin film processing equipment applications such as flat panel displays, LEDs, solar cells, data storage media and other thin film coatings as well as medical equipment; pharmaceutical manufacturing, energy generation and environmental monitoring processes; other industrial manufacturing; and university, government and industrial research laboratories.

During the year 2010, 2009 and 2008, international net sales accounted for approximately 43%, 46% and 44% of our net sales, respectively. International sales include sales by our foreign subsidiaries, but exclude direct export sales. Net sales by our Japan subsidiary were 14%, 12% and 15% for the years 2010, 2009 and 2008, respectively. Long-lived assets located in the U.S. were $54.8 million, $52.1 million and $60.9 million as of December 31, 2010, 2009 and 2008, respectively. Long-lived assets located outside the U.S. were $17.9 million, $17.4 million and $23.7 million as of December 31, 2010, 2009 and 2008, respectively.

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

Other Advanced Manufacturing Applications

Our products are used in the manufacture of flat panel displays, LEDs, data storage media, solar cells and other coatings including architectural glass that require the same or similar thin film deposition processes as semiconductor manufacturing.

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

Light Emitting Diodes (LEDs)

LEDs are made using vacuum processes similar to semiconductor chip manufacturing. Because of their high brightness and long life, as well as environmentally friendly benefits such as lower power consumption, LEDs have experienced rapid acceptance in back side lighting of flat screen television displays and are emerging in general lighting applications.

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

Other Advanced Applications

Our products are used in other energy generation and environmental monitoring processes such as nuclear fuel processing, fuel cell research, greenhouse gas monitoring, and chemical agent detection; medical instrument sterilization; consumable medical supply manufacturing and pharmaceutical applications. Our power delivery products are also incorporated into other end-market products such as medical imaging equipment. In addition, our products are sold to government, university and industrial laboratories for vacuum applications involving research and development in materials science, physical chemistry and electronics materials. Major equipment and process providers and research laboratories are concentrated in Europe, Japan and the United States.

Product Groups

We group our products into three product groups: Instruments and Control Systems, Power and Reactive Gas Products and Vacuum Products.

Instruments and Control Systems

This product group includes pressure measurement and control, materials delivery, gas composition analysis and control and information technology products.

Pressure Measurement and Control Products.  Each of our pressure measurement and control product lines consists of products that are designed for a variety of pressure ranges and accuracies.

Baratron® Pressure Measurement Products.  These products are typically used to measure the pressure of the gases being distributed upstream of the process chambers, to measure process chamber pressures and to measure pressures between process chambers, vacuum pumps and exhaust lines. We believe we offer the widest range of gas pressure measurement instruments in the semiconductor and advanced thin film materials processing industries.

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

Information Technology Products.  We design on-line and off-line software products to analyze data to improve the quality and yield of semiconductor, thin film, pharmaceutical, injection molding and other manufacturing processes.

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

Reactive Gas Generation Products.  We design and manufacture reactive gas generation products, which create reactive species. A reactive species is an atom or molecule in an unstable state, which is used to facilitate various chemical reactions in processing of thin films (deposition of films, etching and cleaning of films and surface modifications). A number of different technologies are used to create reactive gas including different plasma technologies and barrier discharge technologies.

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

Vacuum Products

This product group consists of vacuum technology products, including vacuum containment components, vacuum gauges, vacuum valves, effluent management subsystems and custom stainless steel chambers, vessels, pharmaceutical process equipment (“BPE”) hardware and housings.

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

Customers

Our largest customers include leading semiconductor capital equipment manufacturers such as Applied Materials, Lam Research, Novellus Systems and Tokyo Electron. Sales to our top ten customers accounted for approximately 45%, 37% and 39% of net sales for the years 2010, 2009 and 2008, respectively. Applied Materials accounted for approximately 16%, 13% and 19% of our net sales for the years 2010, 2009 and 2008, respectively.

Sales, Marketing, Service and Support

Our worldwide sales, marketing, service and support organization is critical to our strategy of maintaining close relationships with semiconductor capital equipment and device manufacturers and manufacturers of other advanced applications. We sell our products primarily through our direct sales force. As of December 31, 2010, we had 167 sales employees worldwide, located in China, France, Germany, Japan, Korea, the Netherlands, Singapore, Sweden, Taiwan, the United Kingdom and the United States. We also maintain sales representatives and agents in a number of countries, who supplement our direct sales force. We maintain a marketing staff that identifies customer requirements, assists in product planning and specifications, and focuses on future trends in semiconductor and other markets.

As semiconductor device manufacturers have become increasingly sensitive to the significant costs of system downtime, they have required that suppliers offer comprehensive local repair service and close customer support. Manufacturers require close support to enable them to repair, modify, upgrade and retrofit their equipment to improve yields and adapt new materials or processes. To meet these market requirements, we maintain a worldwide sales and support organization in 15 countries. Technical support is provided from offices in China, France, Germany, Japan, Korea, the Netherlands, Singapore, Taiwan, the United Kingdom and the United States. Repair and calibration services are provided at 24 service depots located worldwide. We typically provide warranties from one to three years, depending upon the type of product.

Research and Development

Our products incorporate sophisticated technologies to power, measure, control and monitor increasingly complex gas-related semiconductor and other advanced manufacturing processes, thereby enhancing uptime, yield and throughput for our customers. Our products have continuously advanced as we strive to meet our customers’ evolving needs. We have developed, and continue to develop, new products to address industry trends, such as the shrinking of integrated circuit critical dimensions to 32 nanometers and below and in the flat panel display and solar markets to larger substrate sizes, which require more advanced process control technology. In addition, we have developed, and continue to develop, products that support the migration to new classes of materials and ultra-thin layers, such as copper for low resistance conductors, high-k dielectric materials for capacitors and gates and low-k dielectric materials for low loss insulators that are used in small geometry manufacturing. We have undertaken an initiative to involve our marketing, engineering, manufacturing and sales personnel in the concurrent development of new products in order to reduce the time to market for new products. Our employees also work closely with our customers’ development personnel helping us to identify and define future technical needs on which to focus research and development efforts. We support research at academic institutions targeted at advances in materials science and semiconductor process development.

As of December 31, 2010, we had 313 research and development employees, primarily located in the United States. Our research and development expenses were $62.7 million, $50.2 million and $72.8 million for the years 2010, 2009 and 2008, respectively. Our research and development efforts include numerous projects, none of which are individually material, and generally have a duration of 3 to 30 months depending upon whether the product is an enhancement of existing technology or a new product. Our current initiatives include projects to enhance the performance characteristics of older products, to develop new products and to integrate various technologies into subsystems.

Manufacturing

Our manufacturing facilities are located in China, Germany, Israel, Mexico, the United Kingdom and the United States. Manufacturing activities include the assembly and testing of components and subassemblies, which are integrated into our products. We outsource some of our subassembly work. We purchase a wide range of electronic, mechanical and electrical components, some of which are designed to our specifications. We consider our lean manufacturing techniques and responsiveness to customers’ significantly fluctuating product demands to be a competitive advantage. As of December 31, 2010, we had 1,879 manufacturing related employees located mostly in China and the United States.

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

We encounter substantial competition in most of our product lines, although no single competitor competes with us across all product lines. Certain of our competitors may have greater financial and other resources than us. In some cases, competitors are smaller than we are, but are well established in specific product niches. Hitachi and Horiba offer materials delivery products that compete with our product line of mass flow controllers. Nor-Cal Products and VAT offer products that compete with our vacuum components. Inficon offers products that compete with our vacuum measurement and gas analysis products. Brooks Automation and Inficon offer products that compete with our vacuum gauging products. Advanced Energy offers products that compete with our power delivery and reactive gas generator products.

Patents and Other Intellectual Property Rights

We rely on a combination of patent, copyright, trademark and trade secret laws and license agreements to establish and protect our proprietary rights. As of December 31, 2010, we owned 351 U.S. patents, 307 foreign patents and had 111 pending U.S. patent applications that expire at various dates through 2029. Foreign counterparts of certain of these applications have been filed or may be filed at the appropriate time.

We require each of our employees, including our executive officers, to enter into standard agreements pursuant to which the employee agrees to keep confidential all of our proprietary information and to assign to us all inventions while they are employed by us.

Employees

As of December 31, 2010, we employed 2,673 persons. We believe that our ongoing success depends upon our continued ability to attract and retain highly skilled employees for whom competition is intense. None of our employees are represented by a labor union or are party to a collective bargaining agreement. We believe that our employee relations are good.

Discontinued Operations

During 2010, we executed a plan to divest two product lines, as their growth potential no longer met our long-term strategic objectives. We completed the sale of Ion Systems, Inc. (“Ion”) during the second quarter of 2010 and the sale of the assets of the Yield Dynamics, LLC (“YDI”) business during the third quarter of 2010. The results of operations of the two product lines have been classified as discontinued operations in the consolidated statements of operations for all periods presented. The assets and liabilities of these discontinued product lines have not been reclassified and segregated in the consolidated balance sheets or consolidated statements of cash flows due to their immaterial amounts.

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

Approximately 64%, 52% and 58% of our net sales for the years 2010, 2009 and 2008, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers, and we expect that sales to such customers will continue to account for a substantial portion of our sales. Our business depends upon the capital expenditures of semiconductor device manufacturers, which in turn depend upon the demand for semiconductors.

Historically, the semiconductor market has been highly cyclical and has experienced periods of overcapacity, resulting in significantly reduced demand for capital equipment which may result in lower gross margins due to reduced absorption of manufacturing overhead. In addition, many semiconductor manufacturers have operations and customers in Asia, a region that in past years has experienced serious economic problems including currency devaluations, debt defaults, lack of liquidity and recessions. For example, reductions in demand for the products manufactured by semiconductor capital equipment manufacturers and semiconductor device manufacturers in 2008 and early 2009 adversely affected our business. The global economic uncertainty prolonged a steep downturn in semiconductor capital equipment spending and adversely affected our business, financial condition and results of operations. Our net revenues during 2009 for our semiconductor and capital equipment manufacturers and semiconductor device manufacturers decreased by 43%. However in 2010, sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers increased by 167%. We cannot be certain of the timing or magnitude of future semiconductor industry downturns or recoveries. A decline in the level of orders as a result of any downturn or slowdown in the semiconductor capital equipment industry could have a material adverse effect on our business, financial condition and results of operations.

We are exposed to risks associated with instability in the financial markets and any weakness in the global economy.

The severe tightening of the credit markets, turmoil in the financial markets, and weak global economy, contributed to slowdowns in the industries in which we operate in 2008 and 2009. The markets for semiconductors and flat panel displays in particular depend largely on consumer spending. Economic uncertainty exacerbates negative trends in consumer spending and may cause certain of our customers to push out, cancel, or refrain from placing equipment or service orders, which may affect our ability to convert backlog to sales and may reduce our net sales. Difficulties in obtaining capital and deteriorating market conditions may also lead to the inability of some customers to obtain affordable financing, resulting in lower sales for us. Customers with liquidity issues may lead to additional bad debt expense for us. These conditions may also similarly affect key suppliers, which could affect their ability to deliver parts and result in delays for our products. Further, these conditions and uncertainty about future economic conditions make it challenging for us to forecast its operating results, make business decisions, and identify the risks that may affect its business, financial condition and results of operations. If we are not able to timely and appropriately adapt to changes resulting from a difficult macroeconomic environment, our business, financial condition or results of operations may be materially and adversely affected.

International sales accounted for approximately 43%, 46% and 44%, of net sales for the years 2010, 2009 and 2008, respectively, a substantial portion of which were sales to Japan, and we anticipate that international sales will continue to account for a significant portion of our net sales. In addition, certain of our key domestic customers derive a significant portion of their revenues from sales in international markets. Therefore, our sales and results of operations could be adversely affected by economic slowdowns affecting the global economy generally, as well as economic slow downs in particular regions, such as Asia or Europe, or specific countries such as Japan. International sales include sales by our foreign subsidiaries, but exclude direct export sales.

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

Our top ten customers accounted for approximately 45%, 37% and 39% of our net sales for the years 2010, 2009 and 2008, respectively. During the years 2010, 2009 and 2008, one customer, Applied Materials, accounted for approximately 16%, 13% and 19%, respectively, of our net sales. The loss of a major customer or any reduction in orders by these customers, including reductions due to market or competitive conditions, would likely have a material adverse effect on our business, financial condition and results of operations. None of our significant customers, including Applied Materials, has entered into an agreement requiring it to purchase any minimum quantity of our products. The demand for our products from our semiconductor capital equipment customers depends in part on orders received by them from their semiconductor device manufacturer customers.

Attempts to lessen the adverse effect of any loss or reduction of net sales through the rapid addition of new customers could be difficult because prospective customers typically require lengthy qualification periods prior to placing volume orders with a new supplier. Our future success will continue to depend upon:

•	our ability to maintain relationships with existing key customers;

•	our ability to attract new customers and satisfy any required qualification periods;

•	our ability to introduce new products in a timely manner for existing and new customers; and

•	the successes of our customers in creating demand for their capital equipment products that incorporate our products.

As part of our business strategy, we have entered into and may enter into or seek to enter into business combinations and acquisitions that may be difficult and costly to integrate, may be disruptive to our business, may dilute stockholder value or may divert management attention.

In past years, we made numerous acquisitions and as a part of our business strategy, we may enter into additional business combinations and acquisitions. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations, technology and personnel of the acquired companies, the potential disruption of our ongoing business and distraction of management, possible internal control weaknesses of the acquired companies, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses. If we are not successful in completing acquisitions that we may pursue in the future, we may be required to reevaluate our growth strategy, and we may incur substantial expenses and devote significant management time and resources in seeking to complete proposed acquisitions that may not generate benefits for us.

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

As a result of our previous acquisitions, we now have several different decentralized operating and accounting systems, resulting in a complex reporting environment. We will need to continue to modify our accounting policies, internal controls, procedures and compliance programs to provide consistency across all our operations. In order to increase efficiency and operating effectiveness and improve corporate visibility into our decentralized operations, we are currently implementing a worldwide Enterprise Resource Planning (“ERP”) system. We expect to continue to implement the ERP system in phases over the next few years. Any future implementations may risk potential disruption of our operations during the conversion periods and the implementations could require significantly more management time and higher implementation costs than currently estimated.

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

New products designed by capital equipment manufacturers typically have a lifespan of five to ten years. Our success depends on our products being designed into new generations of equipment. We must develop products that are technologically advanced so that they are positioned to be chosen for use in each successive generation of capital equipment. If customers do not choose our products, our net sales may be reduced during the lifespan of our customers’ products. In addition, we must make a significant capital investment to develop products for our customers well before our products are introduced and before we can be sure that we will recover our capital investment through sales to the customers in significant volume. We are thus also at risk during the development phase that our products may fail to meet our customers’ technical or cost requirements and may be replaced by a competitive product or alternative technology solution. If that happens, we may be unable to recover our development costs.

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

As of December 31, 2010, our goodwill and intangible assets, net, represented approximately $141.8 million, or 14% of our total assets. Goodwill is generated in our acquisitions when the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets we acquire. Goodwill is subject to an impairment analysis at least annually based on the fair value of the reporting unit. Intangible assets, which relate primarily to the customer technologies, relationships, patents and trademarks and in-process research and development acquired by us as part of our acquisitions of other companies, are subject to an impairment analysis whenever events or changes in circumstances exist that indicate that the carrying value of the intangible asset might not be recoverable. During 2009, we recorded non-cash impairment charges of $205.0 million related to goodwill and intangible assets. We will continue to monitor and evaluate the carrying value of goodwill and intangible assets. If market and economic conditions or business performance deteriorate, the likelihood of the Company recording an impairment charge would increase, which could materially and adversely affect our results of operations.

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

We have significant international sales, service, engineering and manufacturing operations in Europe, Israel and Asia, and have outsourced a portion of our manufacturing to Mexico. In the future, we may expand the level of manufacturing and certain other operations that we perform offshore in order to take advantage of cost efficiencies available to us in those countries. However, we may not achieve the significant cost savings or other benefits that we would anticipate from moving manufacturing and other operations to a lower cost region. These foreign operations expose us to operational and political risks that may harm our business, including:

•	political and economic instability;

•	fluctuations in the value of currencies and high levels of inflation, particularly in Asia and Europe;

•	changes in labor conditions and difficulties in staffing and managing foreign operations, including, but not limited to, the formation of labor unions;

•	reduced or less certain protection for intellectual property rights;

•	greater difficulty in collecting accounts receivable and longer payment cycles;

•	burdens and costs of compliance with a variety of foreign laws;

•	increases in duties and taxation;

•	costs associated with compliance programs for import and export regulations;

•	imposition of restrictions on currency conversion or the transfer of funds;

•	changes in export duties and limitations on imports or exports;

•	expropriation of private enterprises; and

•	unexpected changes in foreign regulations.

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

Changes in tax rates or tax regulation could affect results of operations.

As a global company, we are subject to taxation in the United States and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. Our future annual and quarterly effective tax rates could be affected by numerous factors, including changes in the: applicable tax laws; composition of pre-tax income in countries with differing tax rates; and/or valuation of our deferred tax assets and liabilities. In addition, we are subject to regular examination by the Internal Revenue Service and foreign tax authorities. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. Although we believe our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different from the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our financial condition and results of operations.

Key personnel may be difficult to attract and retain.

Our success depends to a large extent upon the efforts and abilities of a number of key employees and officers, particularly those with expertise in the semiconductor manufacturing and similar industrial manufacturing industries. The loss of key employees or officers could have a material adverse effect on our business, financial condition and results of operations. We believe that our future success will depend in part on our ability to attract and retain highly skilled technical, financial, managerial and sales and marketing personnel. We cannot be certain that we will be successful in attracting and retaining such personnel.

Our proprietary technology is important to the continued success of our business. Our failure to protect this proprietary technology may significantly impair our competitive position.

As of December 31, 2010, we owned 351 U.S. patents, 307 foreign patents and had 111 pending U.S. patent applications that expire at various dates through 2029. Although we seek to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we cannot be certain that:

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

Litigation may be necessary in order to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. We are, from time to time, involved in lawsuits enforcing or defending our intellectual property rights. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations.

We may need to expend significant time and expense to protect our intellectual property regardless of the validity or successful outcome of such intellectual property claims. If we lose any litigation, we may be required to seek licenses from others, pay royalties, change, stop manufacturing or stop selling some of our products.

The market price of our common stock has fluctuated and may continue to fluctuate for reasons over which we have no control.

The stock market has from time to time experienced, and is likely to continue to experience, extreme price and volume fluctuations. Prices of securities of technology companies have been especially volatile and have often fluctuated for reasons that are unrelated to the operating performance of the companies. Historically, the market price of shares of our common stock has fluctuated greatly and could continue to fluctuate due to a variety of factors. In the past, companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of our management’s attention and resources.

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

We believe we could obtain and qualify alternative sources for most sole, limited source and international supplier parts however, the transition time may be long. Seeking alternative sources for these parts could require us to redesign our systems, resulting in increased costs and likely shipping delays. We may be unable to redesign our systems, which could result in further costs and shipping delays. These increased costs would decrease our profit margins if we could not pass the costs to our customers. Further, shipping delays could damage our relationships with current and potential customers and have a material adverse effect on our business and results of operations.

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

Some provisions of our restated articles of organization, as amended, our amended and restated by-laws and Massachusetts law could discourage potential acquisition proposals and could delay or prevent a change in control.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table provides information concerning MKS’ principal and certain other owned and leased facilities as of December 31, 2010:

			Products	Lease
Location	Sq. Ft.	Activity	Manufactured	Expires

Akishima, Japan	26,300	Manufacturing, Customer Support and Service	Materials and Power Delivery Products	September 11, 2018
Andover, Massachusetts	118,000	Manufacturing, Research & Development and Corporate Headquarters	Pressure Measurement and Control Products	(1)
Austin, Texas	20,880	Manufacturing, Sales, Customer Support, Service and Research & Development	Control & Information Management Products	May 31, 2012
Berlin, Germany	20,750	Manufacturing, Customer Support, Service and Research & Development	Reactive Gas Generation Products	December 13, 2010 (2)
Boulder, Colorado	124,000	Manufacturing, Customer Support, Service and Research & Development	Vacuum Products	(3)
Carmiel, Israel	11,800	Manufacturing and Research & Development	Control & Information Management Products	December 31, 2012

			Products	Lease
Location	Sq. Ft.	Activity	Manufactured	Expires

Cheshire, United Kingdom	16,000	Manufacturing, Sales, Customer Support and Service	Materials Delivery Products	November 6, 2018
Colorado Springs, Colorado	24,000	Research & Development	Not applicable	(4)
Filderstadt, Germany	9,300	Sales and Service	Not applicable	July 31, 2014
Fukuoka, Japan	9,300	Customer Support and Service	Not applicable	October 19, 2012
Kyunggi, Korea	36,500	Sales, Customer Support and Service	Not applicable	May 5, 2020
Lawrence, Massachusetts	40,000	Manufacturing	Pressure Measurement and Control Products	(4)
Lod, Israel	7,600	Customer Support and Research & Development	Not applicable	May 31, 2012
Methuen, Massachusetts	85,000	Manufacturing, Customer Support, Service and Research & Development	Pressure Measurement and Control Products and Materials Delivery Products	(4)
Munich, Germany	14,000	Manufacturing, Sales, Customer Support, Service and Research & Development	Pressure Measurement and Control Products and Materials Delivery Products	(4)
Nogales, Mexico	67,700	Manufacturing	Pressure Measurement and Control Products and Reactive Gas Generation Products	March 31, 2014
Richardson, Texas	8,800	Sales, Customer Support and Service	Not applicable	November 30, 2012
Rochester, New York	156,000	Manufacturing, Sales, Customer Support, Service and Research & Development	Power Delivery Products	(4)
San Jose, California	52,400	Sales, Customer Support and Service	Not applicable	(5)
Shanghai, China	6,800	Sales, Customer Support and Service	Not applicable	February 11, 2011(2)
Shenzhen, China	242,000	Manufacturing	Power Delivery Products	May 31, 2017
Shropshire, United Kingdom	25,000	Manufacturing	Control & Information Management Products	June 23, 2022
Singapore	6,100	Sales, Customer Support and Service	Not applicable	July 31, 2012
Taiwan	21,400	Sales, Customer Support and Service	Not applicable	August 31, 2012
Tokyo, Japan	8,000	Sales and Customer Support	Not applicable	December 31, 2012
Umea, Sweden	7,000	Sales, Customer Support and Research & Development	Not applicable	August 31, 2011
Wilmington, Massachusetts	118,000	Manufacturing, Sales, Customer Support, Service and Research & Development	Reactive Gas Generation Products and Power Delivery Products	(4)

(1)	MKS owns one facility with 82,000 square feet of space used for manufacturing and research and development and leases 36,000 square feet of space used for its corporate headquarters with a lease term which expires January 1, 2018.

(2)	The lease on the Berlin, Germany facility was renewed in January 2011 and expires December 31, 2013. The lease on the Shanghai, China facility was renewed in February 2011 and expires August 11, 2011.

(3)	MKS leases two facilities, of which one has 39,000 square feet of space and the other has 38,000 square feet of space. Both leases expire on May 31, 2015. MKS also owns a third and fourth facility with 27,000 and 20,000 square feet of space, respectively.

(4)	This facility is owned by MKS.

(5)	MKS leases two facilities, of which one has 32,000 square feet of currently vacated space and has a lease expiration of April 13, 2011 and the other has 20,400 square feet of space and has a lease expiration of January 31, 2018.

In addition to manufacturing and other operations conducted at the foregoing leased or owned facilities, MKS provides worldwide sales, customer support and services from various other leased facilities throughout the world not listed in the table above. See “Business — Sales, Marketing, Service and Support.”

Item 3.	Legal Proceedings

Brooks Instrument, LLC filed two lawsuits, in one case along with their affiliate BI Products, LLC (collectively with Brooks Instrument, LLC, “Brooks”), against us in the United States District Court for the Eastern District of Texas, on April 29, 2010. Brooks also filed one lawsuit against us in the United States District Court for the District of Massachusetts on April 29, 2010. These suits were related to our digital mass flow controllers and digital pressure sensors. Brooks sought injunctive relief and damages for alleged patent infringement, breach of contract and trade secret violations. None of the lawsuits specified a specific amount of damages. We responded to the allegations to deny any wrongdoing. In addition, we filed counterclaims against Brooks in the courts where they initially brought suit against us, seeking injunctive relief and damages for alleged patent infringement by Brooks, relating to their pressure transient insensitive mass flow controllers. On February 22, 2011, the parties entered into a settlement agreement, resolving all the issues in the cases, and on February 23, 2011, the parties filed stipulated dismissals with the appropriate courts.

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

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol MKSI. On February 18, 2011, the closing price of our common stock, as reported on the NASDAQ Global Select Market, was $30.61 per share. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported by the NASDAQ Global Select Market.

	2010		2009
	High	Low	High	Low

First Quarter	$20.00	$15.94	$16.29	$11.38
Second Quarter	24.88	17.45	17.50	12.75
Third Quarter	22.26	16.50	20.60	13.28
Fourth Quarter	24.87	17.31	20.24	14.80

On February 18, 2011, we had approximately 159 stockholders of record.

Dividend Policy

Holders of our common stock are entitled to receive dividends when they are declared by our Board of Directors. On February 1, 2011, our Board of Directors declared a quarterly cash dividend of $0.15 per share to be paid on March 18, 2011 to shareholders of record as of March 1, 2011. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of our Board of Directors.

Comparative Stock Performance

The following graph compares the cumulative total shareholder return (assuming reinvestment of dividends) from investing $100 on December 31, 2005, and plotted at the last trading day of each of the fiscal years ended December 31, 2006, 2007, 2008, 2009 and 2010, in each of MKS’ Common Stock; an industry group index of semiconductor equipment/material manufacturers (the “Morningstar Semiconductor Equipment & Materials Industry Group” index), compiled by Morningstar, Inc.; and the NASDAQ Market Index of companies. The stock price performance on the graph below is not necessarily indicative of future price performance. In recent years, we included in the performance graph the industry group index of semiconductor equipment/material manufacturers compiled by Hemscott Data, but such index is no longer available. Accordingly, we have selected the Morningstar Semiconductor Equipment & Materials Industry Group index in its place. The Company’s Common Stock is listed on the NASDAQ Global Select Market under the ticker symbol “MKSI.”

Performance Graph

COMPARISON OF CUMULATIVE TOTAL RETURN

Assumes $100 invested on December 31, 2005
Assumes dividend reinvested

	2005	2006	2007	2008	2009	2010
MKS Instruments, Inc.	$100.00	$126.22	$106.99	$82.67	$97.26	$136.95
NASDAQ Market Index	$100.00	$110.25	$121.88	$73.10	$106.22	$125.36
Morningstar Semiconductor Equipment & Materials Industry Group	$100.00	$116.85	$121.73	$53.42	$88.29	$97.60

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

Item 6.	Selected Financial Data

Selected Consolidated Financial Data

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Statement of Operations Data
Net sales(1)	$853,114	$392,693	$621,380	$751,445	$747,548
Gross profit(1)	378,638	130,216	248,238	316,194	319,155
Income (loss) from operations(1)	195,507	(171,661)	50,874	109,946	123,179
Income (loss) from continuing operations	132,919	(149,361)	40,010	88,569	94,745
Income (loss) from discontinued operations, net of taxes(2)	9,668	(63,298)	(9,893)	(2,209)	(510)
Net income (loss)(3)	$142,587	$(212,659)	$30,117	$86,360	$94,235
Basic income (loss) per share:
Continuing operations	$2.66	$(3.03)	$0.81	$1.57	$1.71
Net income (loss)	$2.85	$(4.31)	$0.61	$1.53	$1.70
Diluted income (loss) per share:
Continuing operations	$2.61	$(3.03)	$0.79	$1.55	$1.69
Net income (loss)	$2.80	$(4.31)	$0.59	$1.51	$1.68
Balance Sheet Data
Cash and cash equivalents	$162,476	$111,009	$119,261	$223,968	$215,208
Short-term investments	269,457	160,786	159,608	99,797	74,749
Working capital	643,209	461,581	452,793	514,235	461,541
Long-term investments	—	4,853	—	—	2,816
Total assets	982,413	774,069	984,939	1,076,260	1,043,720
Short-term obligations	—	12,885	18,678	20,203	23,021
Long-term obligations, less current portion	—	—	396	5,871	6,113
Stockholders’ equity	$847,039	$684,933	$886,698	$954,009	$901,219

(1)	For the years 2006 through 2009, shown in the table above, the amounts have been revised to exclude the results of two product lines that have been classified as discontinued operations. Loss from operations for 2009 includes an impairment charge of $143.0 million related to the write-down of goodwill, intangible and long-lived assets and $5.5 million of restructuring charges.

(2)	Income from discontinued operations, net of taxes for 2010 includes a $4.4 million gain on the sale of the two discontinued product lines. Loss from discontinued operations, net of taxes for 2009 includes charges related to the discontinued product lines of $53.8 million for the goodwill impairment and $7.3 million for the intangible assets impairment.

(3)	Net loss for 2009 includes charges, net of tax, of $202.7 million related to the write-down of goodwill, intangible and long-lived assets and $3.6 million of restructuring charges. Net income for 2008 includes an impairment charge of $3.8 million, net of tax, related to the write-down of intangible assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading worldwide provider of instruments, subsystems and process control solutions that measure, control, power, monitor and analyze critical parameters of advanced manufacturing processes to improve process performance.

We are managed as one operating segment. We group our products into three product groups: Instruments and Control Systems, Power and Reactive Gas Products and Vacuum Products. Our products are derived from our core competencies in pressure measurement and control, materials delivery, gas composition analysis, control and information technology, power and reactive gas generation and vacuum technology. Our products are used in diverse markets, applications and processes. Our primary served markets are manufacturers of capital equipment for semiconductor devices, and for other thin film applications including flat panel displays, LEDs, solar cells, data storage media and other advanced coatings. We also leverage our technology in other markets with advanced manufacturing applications including medical equipment, pharmaceutical manufacturing, energy generation and environmental monitoring.

We have a diverse base of customers that includes manufacturers of semiconductor capital equipment and semiconductor devices, thin film capital equipment used in the manufacture of flat panel displays, LEDs, solar cells, data storage media and other coating applications; and other industrial, medical, energy generation, environmental monitoring and manufacturing companies, and university, government and industrial research laboratories. During the years 2010, 2009 and 2008, we estimate that approximately 64%, 52% and 58% of our net sales, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers. We expect that sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers will continue to account for a substantial portion of our sales.

During 2010, we executed a plan to divest two product lines, as their growth potential no longer met our long-term strategic objectives. We completed the sale of Ion Systems, Inc. (“Ion”) during the second quarter of 2010 and the sale of the assets of the Yield Dynamics, LLC (“YDI”) business during the third quarter of 2010 and received total net proceeds of $15.6 million. The results of operations of the two product lines have been classified as discontinued operations in the consolidated statements of operations for all periods presented. The assets and liabilities of these discontinued product lines have not been reclassified and segregated in the consolidated balance sheets or consolidated statements of cash flows due to their immaterial amounts.

We believe an improvement in the global economy in 2010, compared to 2009, contributed to a significant increase in our business, financial condition and results of operations for 2010. As a result of the improved global economy, our net revenues to semiconductor capital equipment manufacturers and semiconductor device manufacturers increased 167% for 2010 compared to 2009. The semiconductor capital equipment industry is subject to rapid demand shifts, which are difficult to predict, and we are uncertain as to the timing or extent of further increased demand or any future weakness in the semiconductor capital equipment industry.

Our net revenues sold to other advanced markets, which exclude semiconductor capital equipment and semiconductor device product applications, increased 64% in 2010 compared to the prior year. These advanced and growing markets include LED, medical, pharmaceutical, environmental, thin films, solar and other markets. Approximately 36% of our net sales for 2010 were to other advanced markets and we anticipate that these markets will continue to grow and will represent a larger portion of our revenue.

A significant portion of our net sales is to operations in international markets. International net sales include sales by our foreign subsidiaries, but exclude direct export sales. During the years 2010, 2009 and 2008, international net sales accounted for approximately 43%, 46% and 44% of our net sales, respectively. A significant portion of our international net sales were sales in Japan. We expect that international net sales will continue to represent a significant percentage of our total net sales.

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

Inventory.  We value our inventory at the lower of cost (first-in, first-out method) or market. We regularly review inventory quantities on hand and record a provision to write-down excess and obsolete inventory to its estimated net realizable value, if less than cost, based primarily on our estimated forecast of product demand. Once our inventory value is written-down and a new cost basis has been established, the inventory value is not increased due to demand increases. Demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases as a result of supply shortages or a decrease in the cost of inventory purchases as a result of volume discounts, while a significant decrease in demand could result in an increase in the charges for excess inventory quantities on hand. In addition, our industry is subject to technological change, new product development and product technological obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results. For the twelve months ended December 31, 2008, our total charges for excess and obsolete inventory totaled $11.4 million. For 2010 and 2009, our total charges for excess and obsolete inventory totaled $13.2 million and $20.3 million, respectively.

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

Stock-Based Compensation Expense.  We record compensation expense for all share-based payment awards to employees and directors based upon the estimated fair market value of the underlying instrument. Accordingly, share-based compensation cost is measured at the grant date, based upon the fair value of the award.

For the past three years, we have been issuing restricted stock units (“RSUs”) as stock-based compensation. For one year we issued restricted stock awards (“RSAs”) and prior to that, we issued share-based options. We also provide employees the opportunity to purchase shares through an Employee Stock Purchase Program (“ESPP”). For restricted stock units, the fair value is the stock price on the date of grant. For share-based options and shares issued under our ESPP, we have estimated the fair value on the date of grant using the Black Scholes pricing model, which is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, expected life, risk free interest rate and expected dividends. We are also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Management determined that blended volatility, a combination of historical and implied volatility, is more reflective of market conditions and a better indicator of expected volatility than historical or implied volatility alone.

Certain RSUs involve stock to be issued upon the achievement of performance conditions (performance shares) under our stock incentive plans. Such performance shares become available subject to time-based vesting conditions if, and to the extent that, financial or operational performance criteria for the applicable period are achieved. Accordingly, the number of performance shares earned will vary based on the level of achievement of financial or operational performance objectives for the applicable period. Until such time that our performance can ultimately be determined, each quarter we estimate the number of performance shares more likely than not to be earned based on an evaluation of the probability of achieving the performance objectives. Such estimates are revised, if necessary, in subsequent periods when the underlying factors change our evaluation of the probability of achieving the performance objectives. Accordingly, share-based compensation expense associated with performance shares may differ significantly from the amount recorded in the current period.

The assumptions used in calculating the fair value of share-based payment awards represents management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Intangible assets, goodwill and other long-lived assets.  As a result of our acquisitions, we have identified intangible assets and generated significant goodwill. Definite-lived intangible assets are valued based on estimates of future cash flows and amortized over their estimated useful life. Goodwill and indefinite-lived intangible assets are subject to annual impairment testing as well as testing upon the occurrence of any event that indicates a potential impairment. Intangible assets and other long-lived assets are also subject to an impairment test if there is an indicator of impairment. The carrying value and ultimate realization of these assets is dependent upon estimates of future earnings and benefits that we expect to generate from their use. If our expectations of future results and cash flows are significantly diminished, intangible assets and goodwill may be impaired and the resulting charge to operations may be material. When we determine that the carrying value of intangibles or other long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, we use the projected undiscounted cash flow method to determine whether an impairment exists, and then measure the impairment using discounted cash flows. To measure impairment for goodwill, we compare the fair value of our reporting units by measuring discounted cash flows to the book value of the reporting units. Goodwill would be impaired if the resulting implied fair value of goodwill was less than the recorded book value of the goodwill.

The estimation of useful lives and expected cash flows require us to make significant judgments regarding future periods that are subject to some factors outside of our control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material charges to the results of operations.

We have elected to perform our annual goodwill impairment testing as of October 31 of each fiscal year, or more often if events or circumstances indicate that there may be impairment. Reporting units are defined as operating segments or one level below an operating segment, referred to as a component. We have determined that our reporting units are components of our one operating segment. We allocate goodwill to reporting units at the time of acquisition and base that allocation on which reporting units will benefit from the acquired assets and liabilities. The estimated fair values of our reporting units were based on discounted cash flow models derived from internal earnings and internal and external market forecasts. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. We make every effort to forecast these future cash flows as accurately as possible with the information available at the time the forecast is developed. Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. In performing the first step, we determine the fair value of a reporting unit using a discounted cash flow (“DCF”) analysis. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, perpetual growth rates, and the amount and timing of expected future cash flows. Discount rates are based on a weighted average cost of capital (“WACC”), which represents the average rate a business must pay its providers of debt and equity. The WACC used to test goodwill is derived from a group of comparable companies. The cash flows employed in the DCF analysis are derived from internal earnings and forecasts and external market forecasts. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its carrying amount of goodwill to measure the amount of impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, whereby the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Due to various factors, including market and economic conditions that contributed to a decline in our forecasted business levels, and the excess of our consolidated net assets over market capitalization for a sustained period of time, we concluded an interim assessment for impairment should be conducted for our goodwill and intangible assets as of April 30, 2009, the date of the triggering event. In the interim assessment, we determined that for certain reporting units, the carrying amount of their net assets exceeded their respective fair values, indicating that a potential impairment existed. After completing the second step of the goodwill impairment test, we recorded a goodwill impairment charge in the second quarter of 2009 of $193.3 million. We tested the long-lived assets in question for recoverability by comparing the sum of the undiscounted cash flows attributable to each respective asset group to their carrying amounts, and determined that the carrying amounts were not recoverable. We then evaluated the fair values of each long-lived asset of the potentially impaired long-lived asset group to determine the amount of the impairment, if any. The fair value of each intangible asset was based primarily on an income approach, which is a present value technique used to measure the fair value of future cash flows produced by the asset. We estimated future cash flows over the remaining useful life of each intangible asset. As a result of this analysis, we determined that certain of our intangible assets related to completed technology, customer relationships, and patents and trademarks, had carrying values that exceeded their estimated fair values. As a result, an impairment charge of $11.7 million was recorded in the second quarter of 2009. In 2010, we reclassified $53.8 million and $11.7 million of the goodwill and intangible asset impairment charges, respectively, to discontinued operations for 2009 as the charges related to the two discontinued product lines.

As of October 31, 2010, we performed our annual impairment assessment of goodwill and determined that no additional impairment charges were required as the fair value of each reporting units exceeded its book value. We will continue to monitor and evaluate the carrying value of goodwill. If market and economic conditions or business performance deteriorate, this could increase the likelihood of us recording an impairment charge, however, management believes it is not reasonably likely that an impairment will occur at any of its reporting units over the next twelve months.

As a result of a facility consolidation in Asia, we recorded an asset impairment charge of $3.5 million in the second quarter of 2009 resulting from the write-down of the value of a building to its estimated fair value.

During the fourth quarter of 2008, we incurred an intangible asset impairment charge of $6.1 million related to the acquired YDI customer technologies, relationships, and patents and trademarks. The impairment charge was primarily related to lower than previously estimated revenues from our YDI management software due to the macroeconomic environment and industry downturn. In 2010, we reclassified the $6.1 million intangible asset impairment charge to discontinued operations for 2008 as the charge related to the YDI discontinued product line.

In-process research and development.  We value tangible and intangible assets acquired through our business acquisitions, including in-process research and development (“IPR&D”), at fair value. We determine IPR&D through established valuation techniques for various projects for the development of new products and technologies and capitalize IPR&D as an intangible asset. If the projects are completed, the intangible asset will be amortized to earnings over the expected life of the completed product. If the R&D projects are abandoned, we will write-off the related intangible asset.

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

Accounting for income taxes requires a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not that the position will be sustained upon audit, including resolutions of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any change in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total net sales of certain line items included in our consolidated statements of operations data:

	Years Ended December 31,
	2010	2009	2008

Net revenues:
Product	89.5%	82.7%	86.5%
Service	10.5	17.3	13.5

Total net revenues	100.0%	100.0%	100.0%
Cost of revenues:
Product	49.4	55.9	51.4
Service	6.2	10.9	8.7

Total cost of revenues	55.6%	66.8%	60.1%

Gross profit	44.4%	33.2%	39.9%
Research and development	7.3	12.8	11.7
Selling, general and administrative	14.1	25.6	19.4
Amortization of acquired intangible assets	0.2	0.7	0.6
Goodwill and asset impairment	—	36.4	—
Gain on sale of asset	(0.1)	—	—
Restructuring	—	1.4	—

Income (loss) from operations	22.9%	(43.7)%	8.2%
Interest income, net	0.1	0.4	1.0
Impairment of investments	—	—	(0.2)

Income (loss) from continuing operations before income taxes	23.0%	(43.3)%	9.0%
Provision (benefit) for income taxes	7.4	(5.3)	2.6

Income (loss) from continuing operations	15.6%	(38.0)%	6.4%
Income (loss) from discontinued operations, net of taxes	1.1	(16.1)	(1.6)

Net income (loss)	16.7%	(54.1)%	4.8%

Year Ended 2010 Compared to 2009 and 2008

Net Revenues

	Years Ended December 31,			% Change	% Change
	2010	2009	2008	in 2010	in 2009
	(Dollars in millions)

Product	$763.4	$325.0	$537.8	134.9%	(39.6)%
Service	89.7	67.7	83.6	32.4%	(19.0)%

Total net revenues	$853.1	$392.7	$621.4	117.2%	(36.8)%

Product revenues increased $438.5 million or 134.9% during 2010 compared to 2009. During 2010, we believe a recovery in the global economy has contributed to an increase in demand for our products in all of the markets we serve. Our increase in overall product revenues is primarily due to the increase in worldwide demand from our semiconductor capital equipment manufacturer and semiconductor device manufacturer customers. Product revenues related to these customers increased $305.5 million or 175.2% compared to the same period for the prior year. Revenues related to other advanced markets increased $133.0 million or 88.3% compared to the same period for the prior year. The increase in demand in our other advanced markets included the LED, medical, pharmaceutical, environmental, thin films, solar and other markets. Our domestic product revenues increased by $262.5 million or 139.2% mainly due to a high concentration of sales to the semiconductor capital equipment and device manufacturer customers. Our international product revenues increased $176.0 million or 129.1% during 2010. This increase consists of a $107.7 million increase in product revenues from our semiconductor customers and an increase in product revenues of $68.3 million related to other advanced markets.

Product revenues decreased $212.8 million or 39.6% during 2009 compared to 2008 mainly due to a decrease in worldwide demand from our semiconductor capital equipment manufacturer and semiconductor device manufacturer customers. Product revenues related to these customers decreased $132.3 million or 43.1% compared to the same period for the prior year. Revenues related to other markets decreased $80.5 million or 34.8% compared to the same period for the prior year due mainly to the global recession. Our domestic product revenues decreased by $127.4 million or 40.3% during 2009 compared to the same period for the prior year mainly due to a high concentration of sales to the semiconductor capital equipment and device manufacturer customers. Our international product revenues decreased $85.5 million or 38.5% during 2009. This decrease consists of a $39.4 million decrease in product revenues from our semiconductor customers and a decrease in product revenues of $46.1 million related to other markets.

Service revenues consisted mainly of fees for services related to the maintenance and repair of our products, software maintenance, installation services and training. Service revenues increased $21.9 million or 32.4% during 2010 compared to 2009 as a result of the improvement in the global economy in 2010. Service revenues decreased $15.9 million or 19.0% during 2009 compared to 2008 due to lower spending by our customers on these services as a result of the weakened global economic conditions in 2009.

Total international net revenues, including product and service, were $369.0 million for 2010 or 43.2% of net sales compared to $180.1 million for 2009 or 45.8% of net sales and $275.0 million or 44.2% of net sales for 2008.

Gross Profit

				% Points	% Points
	Years Ended December 31,			Change in	Change in
	2010	2009	2008	2010	2009
	(As a percentage of net revenues)

Product	44.8%	32.4%	40.6%	12.4%	(8.2)%
Service	41.2%	37.0%	35.8%	4.2%	1.2%

Total gross profit percentage	44.4%	33.2%	39.9%	11.2%	(6.7)%

Gross profit on product revenues increased by 12.4 percentage points during 2010 compared to the prior year. The increase was mainly due to an increase in product revenue volumes which accounted for 8.2 percentage points of the overall increase and an increase of 1.6 percentage points due to favorable product mix. In addition, our gross profit increased by 2.4 percentage points due to lower excess and obsolete inventory related net charges. The higher excess and obsolete inventory related charges in 2009 were primarily a result of a lower inventory consumption plan in the first quarter of 2009 that we implemented in response to the weakness in the markets we served during that period.

Gross profit on product revenues decreased by 8.2 percentage points during 2009 compared to the prior year. The decrease was due to an unfavorable product mix of 3.1 percentage points and a reduction in product revenue volumes partially offset by lower overhead spending, which total 2.6 percentage points. In addition, a decrease of 2.2 percentage points was a result of excess and obsolete inventory related charges. The excess and obsolete inventory related charges were primarily a result of a lower inventory consumption plan in the first quarter of 2009 that we implemented in response to the weakness in the markets we served during that period.

Cost of service revenues consists primarily of costs of providing services for repair and training which includes salaries and related expenses and other fixed costs. Service gross profit for 2010 increased 4.2 percentage points compared to the same period for the prior year. The increase is mainly a result of higher service revenue since a portion of our overhead costs are fixed. Service gross profit for 2009 increased modestly compared to the same period for the prior year.

Research and Development

	Years Ended December 31,			% Change	% Change
	2010	2009	2008	in 2010	in 2009
	(Dollars in millions)

Research and development expenses	$62.7	$50.2	$72.8	24.8%	(31.0)%

Research and development expenses increased $12.5 million or 24.8% during 2010 compared to the prior year. The increase includes a $5.9 million increase in compensation expense, a $2.4 million increase in spending on project materials, a $3.0 million increase in consulting and other costs and a $1.1 million increase in patent and other legal related costs. The increase in compensation expense is primarily due to the restoration of both the incentive compensation plan and certain employee benefits which were suspended as part of cost control measures in 2009. Our favorable operating profit levels resulted in an increase in incentive compensation expense, since our incentive compensation plan is based on achieving certain operating profit levels.

Research and development expenses decreased $22.5 million or 31.0% during 2009 compared to the prior year. The decrease includes a $12.0 million decrease in compensation expense, a $4.7 million reduction in spending on project materials, a $1.4 million decrease in consulting costs and a $4.5 million decrease in other discretionary spending. The decrease in compensation expense is mainly due to cost reduction measures that started in the third quarter of 2008 and continued through the third quarter of 2009, including workforce reductions that took place from the third quarter of 2008 through the first quarter of 2009.

Our research and development is primarily focused on developing and improving our instruments, components, subsystems and process control solutions to improve process performance and productivity.

We have thousands of products and our research and development efforts primarily consist of a large number of projects related to these products and new product development, none of which is individually material to us. Current projects typically have a duration of 3 to 30 months depending upon whether the product is an enhancement of existing technology or a new product. Our current initiatives include projects to enhance the performance characteristics of older products, to develop new products and to integrate various technologies into subsystems. These projects support in large part the transition in the semiconductor industry to smaller integrated circuit geometries and in the flat panel display and solar markets to larger substrate sizes, which require more advanced process control technology. Research and development expenses consist primarily of salaries and related expenses for personnel engaged in research and development, fees paid to consultants, material costs for prototypes and other expenses related to the design, development, testing and enhancement of our products as well as legal costs associated with maintaining and defending our intellectual property.

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

Selling, General and Administrative

	Years Ended December 31,			% Change	% Change
	2010	2009	2008	in 2010	in 2009
	(Dollars in millions)

Selling, general and administrative expenses	$119.8	$100.4	$120.6	19.3%	(16.7)%

Selling, general and administrative expenses increased $19.4 million or 19.3% during 2010 compared to 2009. The increase includes a $17.9 million increase in compensation expense, a $3.1 million increase in consulting, professional and other fees and a $1.6 million increase in travel related expenses. The increase was partially offset by a $1.4 million decrease in the provision of uncollectable accounts receivable, a $1.1 million decrease in depreciation and facility related costs and by a $1.1 million favorable impact from foreign exchange fluctuations. The increase in compensation expense is primarily due to the restoration of both the incentive compensation plan and certain employee benefits which were suspended as part of cost control measures in 2009. Our favorable operating profit levels resulted in an increase in incentive compensation expense, since our incentive compensation plan is based on achieving certain operating profit levels.

Selling, general and administrative expenses decreased $20.2 million or 16.7% during 2009 compared to 2008. The decrease includes a $14.6 million decrease in compensation expense, a $2.4 million decrease in depreciation and facility related costs and a decrease of $1.5 million in consulting, professional and other fees. The decrease in compensation expense is mainly due to cost reduction measures that started in the third quarter of 2008 and continued through the third quarter of 2009, including workforce reductions that took place from the third quarter of 2008 through the first quarter of 2009.

Amortization of Acquired Intangible Assets

	Years Ended December 31,			% Change	% Change
	2010	2009	2008	in 2010	in 2009
	(Dollars in millions)

Amortization of acquired intangible assets	$1.3	$2.8	$4.0	(53.5)%	(30.8)%

Amortization expense for 2010 decreased $1.5 million or 53.5% as certain acquired intangible assets became fully amortized during 2009. Amortization expense for 2009 decreased $1.2 million or 30.8% as certain acquired intangible assets became fully amortized during 2008.

Goodwill and Asset Impairment Charges

	Years Ended December 31,
	2010	2009	2008
	(Dollars in millions)

Goodwill and asset impairment charges	$—	$143.0	$—

During 2009, we reviewed our goodwill and long-lived assets for potential impairment as a result of market and economic conditions that contributed to a decline in our forecasted business levels, and the excess of our consolidated net assets over our market capitalization for a sustained period of time. As a result of this impairment assessment, we recorded non-cash goodwill and intangible asset impairment charges of $193.3 million and $11.7 million, respectively. In addition, as a result of a facility consolidation in Asia in the second quarter of 2009, we recorded a non-cash impairment charge of $3.5 million to continuing operations resulting from the write-down of the value of a building to its estimated fair value. In 2010, we reclassified $53.8 million and $11.7 million of the goodwill and intangible asset impairment charges, respectively, to discontinued operations for 2009 as the charges related to the two discontinued product lines.

Gain on sale of asset

	Years Ended December 31,
	2010	2009	2008
	(Dollars in millions)

Gain on sale of asset	$0.7	$—	$—

During the first quarter of 2010, we sold two vacated facilities for proceeds of $2.1 million and recorded a $0.7 million net gain on the sale.

Restructuring

	Years Ended December 31,
	2010	2009	2008
	(Dollars in millions)

Restructuring	$—	$5.5	$—

In light of the global financial crisis and its impact on our semiconductor equipment OEM customers and the other markets we serve, we initiated a restructuring plan in the first quarter of 2009. The plan included a reduction in our worldwide headcount of approximately 630 people, which represented approximately 24% of our global workforce. The restructuring charges of $5.5 million in 2009 were primarily for severance and other charges associated with the reductions in workforce. The restructuring plan was completed in the first quarter of 2010.

Interest Income, Net

	Years Ended December 31,			% Change	% Change
	2010	2009	2008	in 2010	in 2009
	(Dollars in millions)

Interest income, net	$0.9	$1.6	$6.4	(44.1)%	(74.5)%

Net interest income decreased $0.7 million during 2010 compared to the prior year and decreased $4.8 million during 2009 compared to the prior year mainly related to a general decrease in market rates and the investment mix of our portfolio during these periods.

Impairment of Investments

	Years Ended December 31,
	2010	2009	2008
	(Dollars in millions)

Impairment of investments	$—	$—	$(0.9)

During 2008, we recorded a net impairment charge of $0.9 million related to two investments. We liquidated our position in these two impaired investments during the third quarter of 2008, one by sale and the other by a structured payment. We received a combined total of $3.4 million from the settlement of these investments during 2008.

Provision (Benefit) for Income Taxes

	Years Ended December 31,
	2010	2009	2008
	(Dollars in millions)

Provision (benefit) for income taxes	$63.5	$(20.7)	$16.4

The provision (benefit) for income taxes in 2010, 2009 and 2008 are comprised of U.S. federal, state and foreign income taxes.

Our effective tax rate for the years 2010, 2009 and 2008 was 32.3%, (12.2)% and 29.1%, respectively. The effective tax rate in 2010 and related tax provision is lower than the U.S. statutory tax rate primarily due to geographic mix of income and profits earned by our international subsidiaries being taxed at rates lower than the U.S. statutory tax rate.

The effective tax rate in 2009 and related tax benefit was lower than the U.S. statutory tax rate primarily due to non-deductible goodwill impairment charges of $139.5 million during the second quarter of 2009, partially offset by discrete reserve releases.

The effective tax rate in 2008 and related tax provision was lower than the U.S. statutory tax rate primarily due to geographic mix of income and profits earned by our international subsidiaries being taxed at rates lower than the

U.S. statutory tax rate, a tax benefit relating to the U.S. federal research and development credit, and discrete reserve releases.

At December 31, 2010, our total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $15.3 million. At December 31, 2009, our total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $9.1 million. The net increase from December 31, 2009 was primarily attributable to an increase in reserves for existing uncertain tax positions. If these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of $12.8 million, excluding interest and penalties, would impact our effective tax rate. We accrue interest expense and, if applicable, penalties, for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. At December 31, 2010, 2009 and 2008 we had accrued interest on unrecognized tax benefits of approximately $1.0 million, $0.7 million and $1.7 million, respectively.

Over the next 12 months it is reasonably possible that we may recognize $2.8 million to $3.3 million of previously unrecognized tax benefits related to various U.S. federal, state and foreign tax positions as a result of the conclusion of various audits and the expiration of statutes of limitations. We are subject to examination by federal, state and foreign tax authorities. Our U.S. federal tax filings are open for examination for tax years 2007 through present. The statute of limitations in our other tax jurisdictions remains open between fiscal years 2001 through present.

On a quarterly basis, we evaluate both positive and negative evidence that affect the realizability of net deferred tax assets and assess the need for a valuation allowance. The future benefit to be derived from our deferred tax assets is dependent upon our ability to generate sufficient future taxable income to realize the assets. During 2010, we increased our valuation allowance by $20.1 million primarily related to capital losses incurred from our divested business operations as we determined it is more likely than not that the deferred tax assets related to these attributes will not be realized. In 2009, we recorded a net benefit to income tax expense of $5.7 million, excluding interest and penalties, due to discrete reserve releases primarily related to the close of the 2005 and 2006 U.S. federal tax audits.

During 2006, we received a notification letter from the Israeli Ministry of Industry Trade and Labor (“MITL”) indicating that our Israeli operations were in compliance with requirements relating to the tax holiday granted to our manufacturing operations in Israel in 2001. This tax holiday is currently due to expire in 2011 and is subject to meeting continued investment, employment and other requirements under the guidelines of the MITL. This tax holiday resulted in income tax savings of $2.7 million, $0.3 million and $0.2 million for the years 2010, 2009 and 2008, respectively

Our future effective income tax rate depends on various factors, such as tax legislation and the geographic composition of our pre-tax income. We monitor these factors and timely adjust our effective tax rate accordingly. Additionally, the effective tax rate could be adversely affected by changes in the valuation of deferred tax assets and liabilities. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate sufficient future taxable income in the United States. While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from our accrued positions as a result of uncertain and complex application of tax regulations. Additionally, the recognition and measurement of certain tax benefits include estimates and judgment by management and inherently includes subjectivity. Accordingly, we could record additional provisions due to U.S. federal, state, and foreign tax-related matters in the future as we revise estimates or settle or otherwise resolve the underlying matters.

Discontinued Operations

	Years Ended December 31,
	2010	2009	2008
	(Dollars in millions)

Income (loss) from discontinued operations, net of taxes	$9.7	$(63.3)	$(9.9)

During 2010, we divested two product lines as their growth potential no longer met our long-term strategic objectives. We completed the sale of Ion on May 17, 2010 and the sale of the assets of our YDI business on August 11, 2010 for a total of $15.6 million of net cash proceeds, after expenses, and recorded a $4.4 million pre-tax gain on the combined sales. For the year ended December 31, 2009, the loss from discontinued operations includes $65.5 million of goodwill and intangible asset impairment charges. These charges were a result of the interim impairment assessment performed on April 30, 2009. For the year ended December 31, 2008, the loss from discontinued operations includes $6.1 million of intangible asset impairment charges. These charges were a result of an impairment assessment performed in the fourth quarter of 2008.

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

Liquidity and Capital Resources

Cash, cash equivalents and short-term marketable securities totaled $431.9 million at December 31, 2010, an increase of $160.1 million compared to $271.8 million at December 31, 2009. This increase was mainly due to the net cash provided by operating activities as a result of our net income of $142.6 million. The primary driver in our current and anticipated future cash flows is and will continue to be cash generated from operations, consisting mainly of our net income and changes in operating assets and liabilities. In periods when our sales are growing, higher sales to customers will result in increased trade receivables, and inventories will generally increase as we build products for future sales. This may result in lower cash generated from operations. Conversely, in periods when our sales are declining, our trade accounts receivable and inventory balances will generally decrease, resulting in increased cash from operations.

Net cash provided by operating activities was $163.5 million for 2010 and resulted mainly from net income of $142.6 million, a $52.1 million increase in operating liabilities, a $22.8 million decrease in income taxes receivable, non-cash charges of $13.2 million provision for excess or obsolete inventory, $13.8 million for depreciation and amortization and $10.6 million for stock-based compensation. These increases were partially offset by an increase of $94.7 million in operating assets and a $4.4 million gain on the disposal of two discontinued operations. The $52.1 million increase in operating liabilities was due to an $11.2 million increase in accounts payable related to inventory purchases to support our increased business levels, an increase of $20.6 million in accrued compensation related to increases in incentive compensation and accrued salaries and benefits, a $5.0 million increase in customer deposits and a $3.3 million increase in the product warranty reserve. The decrease in income taxes receivable was primarily due to the collection of an income tax refund of $24.7 million. The $94.7 million increase in operating assets consisted of a $42.5 million increase in trade accounts receivable and an increase of $52.5 million of inventory as a result of our increased business levels.

Net cash provided by operating activities was $4.9 million for 2009 and resulted mainly from a net loss of $212.7 million, a $32.0 million increase in operating assets and a $4.7 million net decrease in operating liabilities, offset by a $20.3 million provision for excess or obsolete inventory, non-cash charges of $208.5 million for impairment of goodwill, intangibles and other long-lived assets, $18.8 million for depreciation and amortization and $8.8 million for stock-based compensation. The increase in operating assets consisted of a $9.9 million increase in accounts receivable as a result of higher sales in the last two months of 2009 compared to 2008 and a $19.9 million increase in income tax receivable as a result of an income tax refund due to operating losses. The net decrease in operating liabilities is mainly caused by a decrease of $5.0 million in non-current income taxes payable, a decrease of $2.3 million in accrued compensation and a decrease of $1.7 million in the product warranty reserve partially offset by an increase in accounts payable of $6.1 million. The decrease in accrued compensation is primarily as a result of the workforce reduction and mandatory time-off.

Net cash used in investing activities was $105.6 million for 2010 and resulted primarily from the net purchases of $104.1 million of available-for-sale investments and purchases of plant and equipment of $15.8 million, partially offset by $15.6 million in net proceeds from the sale of the discontinued product lines. The $15.8 million increase in plant and equipment was primarily for the purchase of calibration and test equipment. Net cash used in investing activities was $9.6 million for 2009 and resulted primarily from the net purchases of $5.9 million of available-for-sale investments and purchases of plant and equipment of $4.2 million which was primarily calibration and test equipment.

Net cash used in financing activities was $5.0 million for 2010 and consisted primarily of $13.7 million in net repayment of short-term borrowings, partially offset by $6.5 million in net proceeds related to stock-based compensation. Net cash used in financing activities was $5.6 million for 2009 and consisted primarily of $4.5 million in net repayment of short-term borrowings.

On July 31, 2010, the Optional Advance Demand Grid Note dated August 3, 2004 expired without renewal. The unsecured short-term LIBOR based loan agreement was with HSBC Bank USA and was utilized primarily by our Japanese subsidiary for short-term liquidity purposes and had a maximum borrowing amount of $5.0 million. We did not have outstanding borrowings under this line of credit at December 31, 2009, or thereafter.

Our Japanese subsidiary has lines of credit and short-term borrowing arrangements with two financial institutions which provide for aggregate borrowings as of December 31, 2010 of up to an equivalent of $30.7 million U.S. dollars, which generally expire and are renewed at three month intervals. There were no borrowings outstanding under these arrangements at December 31, 2010. Total borrowings outstanding under these arrangements at December 31, 2009 were $12.9 million at interest rates ranging from 0.76% to 1.48%.

We have provided financial guarantees for certain unsecured borrowings and have standby letters of credit, some of which do not have fixed expiration dates. At December 31, 2010, our maximum exposure as a result of these standby letters of credit and performance bonds was approximately $1.0 million.

Future payments due under debt, lease and purchase commitment obligations as of December 31, 2010 are as follows:

	Payment Due By Period
		Less than			After
Contractual Obligations (In thousands)	Total	1 Year	1-3 years	3-5 years	5 years	Other

Operating lease obligations	$29,158	$7,447	$11,815	$6,243	$3,653	$—
Purchase obligations(1)	168,373	147,275	12,119	8,979	—	—
Other long-term liabilities reflected on the Balance Sheet under GAAP(2)	25,688	24	48	48	11,734	13,834

Total	$223,219	$154,746	$23,982	$15,270	$15,387	$13,834

(1)	As of December 31, 2010, we have entered into purchase commitments for certain inventory components and other equipment and services used in our normal operations. The majority of these purchase commitments covered by these arrangements are for periods of less than one year and aggregate to approximately $141.6 million. Additionally, as of December 31, 2010, approximately $26.8 million represents a commitment to multiple parties engaged to provide certain computer equipment, IT network services and IT support. These contracts are for periods ranging from two to five years and the actual timing of payments and amounts may vary based on equipment deployment dates. However, the amount noted represents our expected obligation based on anticipated deployment.

(2)	The majority of this balance relates to income taxes payable and accrued compensation for certain executives related to supplemental retirement benefits.

On February 1, 2011, our Board of Directors authorized a quarterly cash dividend of $0.15 per share, payable on March 18, 2011 to shareholders of record as of March 1, 2011. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of our Board of Directors.

We believe that our working capital, together with the cash anticipated to be generated from operations, will be sufficient to satisfy our estimated working capital, planned capital expenditure requirements and any future cash dividends declared by our Board of Directors through at least the next 12 months.

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

We hedge a portion of our forecasted foreign currency denominated intercompany sales of inventory, over a maximum period of eighteen months, using forward foreign exchange contracts accounted for as cash-flow hedges related to Japanese, South Korean, British and European currencies. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, and otherwise meet the hedge accounting criteria, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income in stockholders’ equity. These changes in fair value will subsequently be reclassified into earnings, as applicable, when the forecasted transaction occurs. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period it occurs. The cash flows resulting from forward exchange contracts are classified in the consolidated statements of cash flows as part of cash flows from operating activities. We do not enter into derivative instruments for trading or speculative purposes.

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

We had forward exchange contracts with notional amounts totaling $87.7 million outstanding at December 31, 2010 of which $50.1 million were outstanding to exchange Japanese yen for U.S. dollars. We had forward exchange contracts with notional amounts totaling $48.7 million outstanding at December 31, 2009 of which $29.0 million were outstanding to exchange Japanese yen for U.S. dollars.

As of December 31, 2010, the unrealized loss that will be reclassified from accumulated other comprehensive income to earnings over the next twelve months is $3.1 million. The ineffective portions of the derivatives are recorded in selling, general and administrative costs and were immaterial in 2010, 2009 and 2008, respectively.

We also hedge certain intercompany and other payables with forward exchange contracts. Typically, as these derivatives hedge existing amounts that are denominated in foreign currencies, the derivatives do not qualify for hedge accounting. The foreign exchange gain or loss on these derivatives was immaterial in 2010 and 2009 and the gain of $2.7 million in 2008 was recorded in selling, general and administrative costs.

Realized and unrealized gains and losses on forward exchange contracts that do not qualify for hedge accounting are recognized currently in earnings. The cash flows resulting from forward exchange contracts are classified in our consolidated statements of cash flows as part of cash flows from operating activities. We do not hold or issue derivative financial instruments for trading purposes.

Gains and losses on forward exchange contracts that qualify for hedge accounting are classified in cost of products, which totaled a loss of $1.0 million, a gain of $1.1 million and losses of $1.2 million for the years 2010, 2009 and 2008, respectively.

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

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities in and out of Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update was effective for companies with interim and annual reporting periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for interim and annual reporting periods beginning after December 15, 2010. We adopted the updated guidance in the first quarter of 2010 and the adoption did not have an impact on our financial position, results of operations, or cash flows.

In October 2009, the FASB issued guidance that establishes new accounting and reporting provisions for arrangements including multiple revenue-generating activities. This guidance provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this guidance also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this guidance are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We do not expect this new guidance to have an impact on our consolidated financial statements.

In October 2009, the FASB issued guidance that changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this guidance are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We do not expect this new guidance to have an impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk and Sensitivity Analysis

Our primary exposures to market risks include fluctuations in interest rates on our investment portfolio, short-term debt as well as fluctuations in foreign currency exchange rates.

Foreign Exchange Rate Risk

We mainly enter into forward exchange contracts to reduce currency exposure arising from intercompany sales of inventory. We sometimes also enter into forward exchange contracts to reduce foreign exchange risks arising from the change in fair value of certain foreign currency denominated assets and liabilities.

There were forward exchange contracts with notional amounts totaling $87.7 million and $48.7 million outstanding at December 31, 2010 and 2009, respectively. Of such forward exchange contracts, $50.1 million and $29.0 million, respectively, were outstanding to exchange Japanese yen for U.S. dollars with the remaining amounts relating to contracts to exchange the British pound, South Korean won and Euro for U.S. dollars. The potential fair value loss for a hypothetical 10% adverse change in the currency exchange rate on our forward exchange contracts at December 31, 2010 and 2009 would be $9.7 million and $5.3 million, respectively. The potential losses in 2010 and 2009 were estimated by calculating the fair value of the forward exchange contracts at December 31, 2010 and 2009 and comparing that with those calculated using hypothetical forward currency exchange rates.

Interest Rate Risk

Due to its short-term duration, the fair value of our cash and investment portfolio at December 31, 2010 and 2009 approximated its carrying value. Interest rate risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for securities contained in the investment portfolio. The resulting hypothetical fair value was not materially different from the year-end carrying values.

From time to time, we have outstanding short-term borrowings with variable interest rates, primarily denominated in Japanese yen. There were no outstanding borrowings at December 31, 2010. At December 31, 2009, we had $12.9 million outstanding related to these short-term borrowings at interest rates ranging from 0.76% to 1.48%. Due to the short-term nature and amount of this short-term debt, a hypothetical change of 10% in interest rates would not have a material effect on our near-term financial condition or results of operations.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders of
MKS Instruments, Inc.:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of MKS Instruments, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 25, 2011

MKS INSTRUMENTS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$162,476	$111,009
Short-term investments	269,457	160,786
Trade accounts receivable, net of allowances of $2,557 and $2,415 at December 31, 2010 and 2009, respectively	138,181	94,215
Inventories	156,429	118,004
Income tax receivable	—	14,476
Deferred income taxes	13,775	21,505
Other current assets	12,577	12,886

Total current assets	752,895	532,881
Property, plant and equipment, net	68,976	67,196
Long-term marketable securities	—	4,853
Goodwill	140,020	144,511
Intangible assets, net	1,743	4,963
Other assets	18,779	19,665

Total assets	$982,413	$774,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$12,885
Accounts payable	36,427	26,292
Accrued compensation	29,944	10,658
Income taxes payable	5,347	—
Other current liabilities	37,968	21,465

Total current liabilities	109,686	71,300
Other liabilities	25,688	17,836
Commitments and contingencies (Note 23)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, no par value, 200,000,000 shares authorized; 50,648,601 and 49,514,941 shares issued and outstanding at December 31, 2010 and 2009, respectively	113	113
Additional paid-in capital	663,792	645,411
Retained earnings	171,356	28,769
Accumulated other comprehensive income	11,778	10,640

Total stockholders’ equity	847,039	684,933

Total liabilities and stockholders’ equity	$982,413	$774,069

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)

Net Revenues
Products	$763,452	$324,951	$537,759
Services	89,662	67,742	83,621

Total net revenues	853,114	392,693	621,380
Cost of revenues
Cost of products	421,777	219,776	319,474
Cost of service	52,699	42,701	53,668

Total cost of revenues	474,476	262,477	373,142
Gross profit	378,638	130,216	248,238
Research and development	62,689	50,212	72,753
Selling, general and administrative	119,841	100,429	120,618
Amortization of acquired intangible assets	1,283	2,762	3,993
Goodwill and asset impairment charges	—	142,958	—
Gain on sale of asset	(682)	—	—
Restructuring	—	5,516	—

Income (loss) from operations	195,507	(171,661)	50,874
Interest income	1,052	1,703	7,001
Interest expense	135	62	577
Impairment of investments	—	—	(906)

Income (loss) from continuing operations before income taxes	196,424	(170,020)	56,392
Provision (benefit) for income taxes	63,505	(20,659)	16,382

Income (loss) from continuing operations	132,919	(149,361)	40,010
Income (loss) from discontinued operations, net of taxes	9,668	(63,298)	(9,893)

Net income (loss)	$142,587	$(212,659)	$30,117

Basic income (loss) per share:
Continuing operations	$2.66	$(3.03)	$0.81
Discontinued operations	0.19	(1.28)	(0.20)

Net income (loss)	$2.85	$(4.31)	$0.61

Diluted income (loss) per share:
Continuing operations	$2.61	$(3.03)	$0.79
Discontinued operations	0.19	(1.28)	(0.20)

Net income (loss)	$2.80	$(4.31)	$0.59

Weighted average common shares outstanding:
Basic	50,077	49,318	49,717

Diluted	50,927	49,318	50,754

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Years Ended December 31, 2010, 2009 and 2008
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Retained	Comprehensive	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (loss)	Income (loss)	Equity
	(In thousands, except share data)

Balance at December 31, 2007	54,261,947	$113	$685,465	$255,244	$13,187		$954,009
Net issuance under stock-based plans	681,493		8,861				8,861
Stock-based compensation			15,176				15,176
Tax benefit from stock-based plans			226				226
Stock repurchases	(5,667,465)		(71,790)	(43,933)			(115,723)
Comprehensive income (net of tax):
Net income				30,117		30,117	30,117
Other comprehensive income:
Changes in value of financial instruments designated as cash flow hedges					390	390	390
Changes in unrealized loss on investments					(187)	(187)	(187)
Foreign currency translation adjustment					(6,171)	(6,171)	(6,171)

Comprehensive income						$24,149

Balance at December 31, 2008	49,275,975	$113	$637,938	$241,428	$7,219		$886,698
Net issuance under stock-based plans	238,966		(114)				(114)
Stock-based compensation			8,845				8,845
Tax benefit from stock-based plans			(1,258)				(1,258)
Comprehensive income (loss) (net of tax):
Net loss				(212,659)		(212,659)	(212,659)
Other comprehensive income (loss):
Changes in value of financial instruments designated as cash flow hedges					267	267	267
Changes in unrealized gain on investments					92	92	92
Foreign currency translation adjustment					3,062	3,062	3,062

Comprehensive loss						$(209,238)

Balance at December 31, 2009	49,514,941	$113	$645,411	$28,769	$10,640		$684,933
Net issuance under stock-based plans	1,133,660		6,524				6,524
Stock-based compensation			10,604				10,604
Tax expense from stock-based plans			1,253				1,253
Comprehensive income (net of tax):
Net income				142,587		142,587	142,587
Other comprehensive income:
Changes in value of financial instruments designated as cash flow hedges					(2,600)	(2,600)	(2,600)
Changes in unrealized gain on investments					28	28	28
Foreign currency translation adjustment					3,710	3,710	3,710

Comprehensive income						$143,725

Balance at December 31, 2010	50,648,601	$113	$663,792	$171,356	$11,778		$847,039

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$142,587	$(212,659)	$30,117
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,823	18,759	23,524
Stock-based compensation	10,604	8,845	15,274
Provision for excess and obsolete inventory	13,230	20,335	11,401
Impairment of goodwill	—	193,255	—
Impairment of intangibles and other long-lived assets	—	15,242	6,069
Gain on disposal of discontinued operations	(4,432)	—	—
Deferred income taxes	10,097	(3,143)	(5,823)
Excess tax benefits from stock-based compensation	(2,112)	(40)	(280)
Other	(560)	1,003	1,300
Changes in operating assets and liabilities:
Trade accounts receivable	(42,540)	(9,935)	23,565
Inventories	(52,467)	(4,677)	7,088
Income taxes	22,796	(19,939)	(2,199)
Other current assets	296	2,511	(3,730)
Accrued expenses and other current liabilities	40,928	(10,757)	(4,384)
Accounts payable	11,220	6,103	(9,175)

Net cash provided by operating activities	163,470	4,903	92,747

Cash flows from investing activities:
Purchases of short-term and long-term available-for-sale investments	(410,551)	(254,057)	(324,375)
Maturities and sales of short-term and long-term available-for-sale investments	306,498	248,147	263,715
Purchases of property, plant and equipment	(15,819)	(4,179)	(13,457)
Proceeds from sale of assets	2,318	128	336
Net proceeds from sale of discontinued operations	15,582	—	—
Other	(3,651)	333	(273)

Net cash used in investing activities	(105,623)	(9,628)	(74,054)

Cash flows from financing activities:
Proceeds from short-term borrowings	119,209	162,361	155,922
Payments on short-term borrowings	(132,872)	(166,847)	(160,771)
Repurchases of common stock	—	—	(115,723)
Payments on long-term debt	—	—	(5,000)
Net proceeds (payments) related to employee stock awards	6,524	(114)	8,861
Excess tax benefit from stock-based compensation	2,112	40	280
Other	—	(996)	(1,330)

Net cash used in financing activities	(5,027)	(5,556)	(117,761)

Effect of exchange rate changes on cash and cash equivalents	(1,353)	2,029	(5,639)

Increase (decrease) in cash and cash equivalents	51,467	(8,252)	(104,707)
Cash and cash equivalents at beginning of year	111,009	119,261	223,968

Cash and cash equivalents at end of year	$162,476	$111,009	$119,261

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$78	$187	$649
Income taxes	$47,446	$10,038	$11,625

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)

1)	Business Description

MKS Instruments, Inc. (“MKS” or the “Company”) was founded in 1961 and is a leading worldwide provider of instruments, subsystems and process control solutions that measure, control, power, monitor and analyze critical parameters of advanced manufacturing processes to improve process performance and productivity of advanced manufacturing processes. MKS is managed as one operating segment which is organized around three product groups: Instruments and Control Systems, Power and Reactive Gas Products and Vacuum Products. MKS’ products are derived from its core competencies in pressure measurement and control, materials delivery, gas composition analysis, control and information technology, power and reactive gas generation and vacuum technology.

2)	Basis of Presentation

The consolidated financial statements include the accounts of MKS Instruments, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

During 2010, the Company divested two product lines, as their growth potential no longer met the Company’s long-term strategic objectives. The Company completed the sale of Ion Systems, Inc. (“Ion”) during the second quarter of 2010 and the sale of the assets of the Yield Dynamics, LLC (“YDI”) business during the third quarter of 2010. The results of operations of the two product lines have been classified as discontinued operations in the consolidated statements of operations for all periods presented. The assets and liabilities of these discontinued product lines have not been reclassified and segregated in the consolidated balance sheets or consolidated statements of cash flows due to their immaterial amounts. Refer to Note 17 for additional disclosure of the discontinued operations.

For the years 2008 and 2009, shown in the table below, the Company revised the amounts related to cash provided by operating activities and cash used in financing activities in its consolidated statements of cash flows to correct for immaterial errors. These corrections related to adjusting the excess tax benefit amounts associated with stock-based compensation.

	Years Ended December 31,
	2009	2008

Net cash provided by operating activities:
As reported	$7,368	$89,777
As adjusted	4,903	92,747

Change	$(2,465)	$2,970

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

	Years Ended December 31,
	2009	2008

Net cash used in financing activities:
As reported	$(8,021)	$(114,791)
As adjusted	(5,556)	(117,761)

Change	$2,465	$(2,970)

3)	Summary of Significant Accounting Policies

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

Research and Development

Research and development costs are expensed as incurred and consist mainly of compensation related expenses and project materials. The Company’s research and development efforts include numerous projects, which generally have a duration of 3 to 30 months. Acquired in-process research and development (“IPR&D”) expenses, which are capitalized at fair value as an intangible asset until the related project is completed, are then amortized over the estimated useful life of the product. Projects that are abandoned are immediately written off. In prior years, IPR&D was expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and were immaterial in 2010, 2009 and 2008.

Stock-Based Compensation

The accounting for share-based compensation expense requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. For restricted stock units (“RSUs”), the fair value is the fair value on the date of grant. The Company has estimated the fair value of share-based options on the date of grant using the Black Scholes pricing model, which is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards,

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

expected life, risk free interest rate and expected dividends. The Company is also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

Management determined that blended volatility, a combination of historical and implied volatility, is more reflective of market conditions and a better indicator of expected volatility than historical or implied volatility alone. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, its stock-based compensation expense could be materially different in the future.

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

Concentrations of Credit Risk

The Company’s significant concentrations of credit risk consist principally of cash and cash equivalents, investments, forward exchange contracts and trade accounts receivable. The Company maintains cash and cash equivalents with financial institutions including some banks with which it had borrowings. The Company maintains investments primarily in U.S. Treasury and government agency securities and corporate debt securities, with minimum rating of A1-P1 or AAA. The Company enters into forward currency contracts with high credit-quality financial institutions in order to minimize credit risk exposure. The Company’s customers are primarily concentrated in the semiconductor industry, and a limited number of customers account for a significant portion of the Company’s revenues. The Company regularly monitors the creditworthiness of its customers and believes it has adequately provided for potential credit loss exposures. Credit is extended for all customers based primarily on financial condition and collateral is not required.

The Company had one customer comprising 16%, 13% and 19% of net sales for 2010, 2009 and 2008, respectively. During the years 2010, 2009 and 2008, the Company estimated that approximately 64%, 52% and 58% of its net sales, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers. There were no customers comprising 10% or more of the Company’s accounts receivable balance as of December 31, 2010.

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

Intangible Assets

Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets acquired. These include acquired customer lists, technology, patents, trade names, covenants not to compete and IPR&D. Intangible assets are amortized from two to eight years on a straight-line basis which represents the estimated periods of benefit. During 2009 and 2008, the Company recorded impairments of indefinite-lived intangible assets of $11,699,000 and $6,069,000, respectively. These impairment charges are classified in discontinued operations in the consolidated statements of operations as the intangible assets relate to the two discontinued product lines.

Goodwill

Goodwill is the amount by which the cost of acquired net assets exceeded the fair value of those net assets on the date of acquisition. The Company allocates goodwill to reporting units at the time of acquisition and bases that allocation on which reporting units will benefit from the acquired assets and liabilities. Reporting units are defined as operating segments or one level below an operating segment, referred to as a component. The Company has determined that its reporting units are components of its one operating segment. The Company assesses goodwill for impairment on an annual basis as of October 31 or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded equal to that excess. During 2009, the Company recorded a goodwill impairment charge of $193,254,000. In 2010, the Company reclassified $53,840,000 of the goodwill impairment charge to discontinued operations as it related to the two discontinued product lines.

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

Foreign Exchange

The functional currency of the majority of the Company’s foreign subsidiaries is the applicable local currency. For those subsidiaries, assets and liabilities are translated to U.S. dollars at year-end exchange rates. Income and expense accounts are translated at the average exchange rates prevailing during the year. The resulting translation adjustments are included in accumulated other comprehensive income in consolidated stockholders’ equity. Foreign exchange transaction gains and losses, which arise from transaction activity, are reflected in selling, general and administrative expenses in the statement of operations.

Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. On a quarterly basis, the Company evaluates both the positive and negative evidence that affects the realizability of net deferred tax assets and assesses the need for a valuation allowance. The future benefit to be derived from its deferred tax assets is dependent upon its ability to generate sufficient future taxable income to realize the assets. The Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. To the extent the Company establishes a valuation allowance, an expense will be recorded as a component of the provision for income taxes on the statement of operations. As of December 31, 2008, the Company had a valuation allowance of $4,653,000 primarily related to state tax credit carryforwards. During 2009, the Company increased the valuation allowance by $548,000 primarily for state tax credit carryforwards, as the Company has determined it is more likely than not that this tax attribute will not be realized. As a result, the valuation allowance was $5,201,000 at December 31, 2009. During 2010, the Company increased the valuation allowance by $20,066,000 primarily related to capital losses incurred from its divested business operations, as the Company determined it is more likely than not that this tax attribute will not be realized. As a result, the valuation allowance is $25,267,000 at December 31, 2010.

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

4)	Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities in and out of Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update was effective for companies with interim and annual reporting periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted the updated guidance in the first quarter of 2010 and the adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In October 2009, the FASB issued guidance that establishes new accounting and reporting provisions for arrangements including multiple revenue-generating activities. This guidance provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this guidance also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this guidance are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect this new guidance to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued guidance that changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this guidance are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect this new guidance to have an impact on its consolidated financial statements.

5)	Cash and Cash Equivalents and Investments

In 2008, the Company recorded net impairment charges of $906,000 related to two investments. The Company liquidated its position in these two investments during the third quarter of 2008, one by sale and the other by a structured payment. The Company received a combined total of $3,369,000 from the settlement of these investments during 2008.

The fair value of short-term available-for-sale investments with maturities or estimated lives of less than one year consists of the following:

	Years Ended December 31,
	2010	2009

Money market funds and certificates of deposit	$15,716	$4,296
Equity mutual funds	491	449
U.S. agency obligations	230,394	150,648
Corporate obligations	22,856	5,393

	$269,457	$160,786

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

The fair value of long-term available-for-sale investments with maturities or estimated lives of one to five years consists of the following:

	Years Ended December 31,
	2010	2009

U.S. agency obligations	$—	$4,853

The following table shows the gross unrealized gains and (losses) aggregated by investment category:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value

As of December 31, 2010:
Equity mutual funds	$659	$—	$(168)	$491
U.S. agency obligations	168,713	35	(28)	168,720
Corporate obligations	27,980	7	(7)	27,980

	$197,352	$42	$(203)	$197,191

As of December 31, 2009:
Equity mutual funds	$649	$—	$(200)	$449
U.S. agency obligations	147,354	75	(82)	147,347
Corporate obligations	1,493	1	—	1,494

	$149,496	$76	$(282)	$149,290

Available-for-sale equity mutual funds consisted of certain U.S. and international equity mutual funds associated with the Company’s supplemental defined contribution retirement benefits.

Interest income is accrued as earned. Dividend income is recognized as income on the date the stock trades “ex-dividend.” The cost of marketable securities sold is determined by the specific identification method and realized gains or losses are reflected in income and were not material in 2010, 2009 and 2008.

6)	Fair Value Measurements

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

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

The fair value measurement guidance establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset and liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 assets and liabilities include money market funds, debt and equity securities and derivative contracts that are traded in an active exchange market.
Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes corporate obligations and non-exchange traded derivative contracts.
Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2010, are summarized as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market funds and certificates of deposit	$22,748	$22,748	$—	$—
Available-for-sale equity securities:
Equity mutual funds(1)	491	491	—	—
Available-for-sale debt securities:
U.S. agency obligations	267,712	267,712	—	—
Corporate obligations	30,329	30,329	—	—
Derivatives — currency forward contracts	369	—	369	—

Total assets	$321,649	$321,280	$369	$—

Liabilities:
Supplemental retirement benefits(2)	$707	$707	$—	$—
Derivatives — currency forward contracts	3,463	—	3,463	—

Total liabilities	$4,170	$707	$3,463	$—

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2009, are summarized as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market funds and certificates of deposit	$8,071	$8,071	$—	$—
Available-for-sale equity securities:
Equity mutual funds(1)	449	449	—	—
Available-for-sale debt securities:
U.S. agency obligations	158,665	158,665	—	—
Corporate obligations	5,393	5,393	—	—
Derivatives — currency forward contracts	1,505	—	1,505	—

Total assets	$174,083	$172,578	$1,505	$—

Liabilities:
Supplemental retirement benefits(2)	$546	$546	$—	$—
Derivatives — currency forward contracts	423	—	423	—

Total liabilities	$969	$546	$423	$—

(1)	Relates to short-term investments associated with the Company’s supplemental defined contribution retirement benefits.

(2)	Relates to the Company’s obligations to pay benefits under its supplemental defined contribution retirement benefits, which are included in Other liabilities.

Money Market Funds and Certificates of Deposit

As of December 31, 2010, this asset class consisted of time deposits denominated in the Euro currency and a money market portfolio that comprises Federal government and U.S. Treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets. As of December 31, 2009, this asset class consisted primarily of certificates of deposit at financial institutions.

Available-For-Sale Equity Securities

As of December 31, 2010 and December 31, 2009, available-for-sale equity securities consisted of certain U.S. and international equity mutual funds, classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in an active market for identical assets.

Available-For-Sale Debt Securities

As of December 31, 2010 and December 31, 2009, available-for-sale debt securities consisted of U.S. agency and corporate obligations classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in an active market for identical assets.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

Supplemental Retirement Benefits

As of December 31, 2010 and December 31, 2009, supplemental defined contribution retirement benefit liabilities were measured at fair-value based on the market return of certain U.S. and international equity mutual funds, classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in an active market for identical assets.

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

Assets and liabilities of the Company measured at fair value on a non-recurring basis as of and for the twelve months ended December 31, 2009 are summarized as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)	Total Losses

Assets:
Goodwill(1)	$144,511	$—	$—	$144,511	$193,254
Definite-lived intangible assets(2)	4,963	—	—	4,963	11,699
Long-lived assets held and used	1,297	—	1,297	—	3,544

Total assets	$150,771	$—	$1,297	$149,474	$208,497

(1)	For the twelve months ended December 31, 2009, the goodwill impairment charge of $193,254,000 includes $53,840,000 of charges classified in discontinued operations in the consolidated statement of operations.

(2)	For the twelve months ended December 31, 2009, the definite-lived intangible asset impairment charge of $11,699,000 is classified in discontinued operations in the consolidated statement of operations.

In accordance with the provisions of accounting for goodwill and other intangible assets, during the second quarter of 2009, goodwill with a carrying amount of $337,765,000 was written down to its implied fair value of $144,511,000, resulting in an impairment charge of $193,254,000, which was included in earnings in such quarter. In accordance with the provisions of accounting for the impairment of long-lived assets, during the second quarter of 2009, definite-lived intangible assets with a carrying amount of $18,866,000, were written down to their fair value of $7,167,000, resulting in an impairment charge of $11,699,000, which was included in earnings in such quarter. Refer to Note 10 for the information and description used to develop the inputs and the fair value determination of the Level 3 goodwill and other definite-lived intangible assets.

The long-lived asset held with a carrying amount of $4,841,000 was written down in the second quarter of 2009 to its fair value of $1,297,000, resulting in a loss of $3,544,000, which was included in earnings in such quarter. During the first quarter of 2010, the Company sold this long-lived asset for its net realizable value of approximately

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

$1,297,000. In addition, the Company sold a vacated facility during the first quarter of 2010 and received net proceeds of $785,000 and recorded a net gain on the sale of $682,000.

7)	Derivatives

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

The Company hedges a portion of its forecasted foreign currency denominated intercompany sales of inventory, over a maximum period of eighteen months, using forward foreign exchange contracts accounted for as cash-flow hedges related to Japanese, South Korean, British and European currencies. To the extent these derivatives are effective in off-setting the variability of the hedged cash flows, and otherwise meet the hedge accounting criteria, changes in the derivatives’ fair value are not included in current earnings but are included in OCI in stockholders’ equity. These changes in fair value will subsequently be reclassified into earnings, as applicable, when the forecasted transaction occurs. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period it occurs. The cash flows resulting from forward exchange contracts are classified in the consolidated statements of cash flows as part of cash flows from operating activities. The Company does not enter into derivative instruments for trading or speculative purposes.

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

As of December 31, 2010 and 2009, the Company had outstanding forward foreign exchange contracts with gross notional values of $87,666,000 and $48,724,000, respectively. The following tables provide a summary of the primary net hedging positions and corresponding fair values held as of December 31, 2010 and 2009:

	December 31, 2010
	Gross Notional
Currency Hedged (Buy/Sell)	Value	Fair Value(1)

U.S. Dollar/Japanese Yen	$50,104	$(2,876)
U.S. Dollar/South Korean Won	27,574	(563)
U.S. Dollar/Euro	6,934	305
U.S. Dollar/U.K. Pound Sterling	3,054	40

Total	$87,666	$(3,094)

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

	December 31, 2009
	Gross Notional
Currency Hedged (Buy/Sell)	Value	Fair Value(1)

U.S. Dollar/Japanese Yen	$28,980	$1,220
U.S. Dollar/South Korean Won	8,477	(338)
U.S. Dollar/Euro	8,069	149
U.S. Dollar/U.K. Pound Sterling	3,198	51

Total	$48,724	$1,082

(1)	Represents the net receivable (payable) amount included in the consolidated balance sheet.

The following table provides a summary of the fair value amounts of the Company’s derivative instruments:

	Years Ended December 31,
Derivatives Designated as Hedging Instruments	2010	2009

Derivative assets:
Forward exchange contracts	$369	$1,505
Derivative liabilities:
Forward exchange contracts	(3,463)	(423)

Total net derivative asset (liability) designated as hedging instruments(1)	$(3,094)	$1,082

(1)	The derivative asset of $369,000 and derivative liability of $3,463,000 are classified in other current assets and other current liabilities, respectively, in the consolidated balance sheet as of December 31, 2010. The derivative asset of $1,505,000 and derivative liability of $423,000 are classified in other current assets and other current liabilities, respectively, in the consolidated balance sheet as of December 31, 2009.

The following table provides a summary of the gains (losses) on derivatives designated as hedging instruments:

	Years Ended December 31,
Derivatives Designated as Cash Flow Hedging Relationships	2010	2009	2008

Forward exchange contracts:
Net gain (loss) recognized in OCI(1)	$(3,346)	$1,290	$465
Net gain (loss) reclassified from accumulated OCI into income(2)	(957)	1,062	(1,176)
Net gain (loss) recognized in income(3)	—	313	(223)

(1)	Net change in the fair value of the effective portion classified in OCI.

(2)	Effective portion classified as cost of products.

(3)	Ineffective portion amount excluded from effectiveness testing, classified in selling, general and administrative.

The following table provides a summary of gains on derivatives not designated as hedging instruments:

	Years Ended December 31,
Derivatives Not Designated as Hedging Instruments	2010	2009	2008

Forward exchange contracts:
Net gain recognized in income(1)	$—	$9	$2,669

(1)	Classified in selling, general and administrative.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

The $2,669,000 gain recognized in 2008 was primarily attributable to the settlement of cash and intercompany loans at different foreign exchange rates related to a legal entity consolidation among some of the Company’s foreign subsidiaries.

8)	Inventories

Inventories consist of the following:

	Years Ended December 31,
	2010	2009

Raw material	$82,012	$56,083
Work in process	21,891	16,501
Finished goods	52,526	45,420

	$156,429	$118,004

Inventory related excess and obsolete charges of $13,230,000, $20,335,000 and $11,401,000 were recorded in cost of products in the years ended December 31, 2010, 2009 and 2008, respectively.

9)	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	Years Ended December 31,
	2010	2009

Land	$8,131	$9,086
Buildings	63,633	64,786
Machinery and equipment	97,888	92,136
Furniture and fixtures and office equipment	50,642	52,844
Leasehold improvements	18,385	18,050
Construction in progress	3,968	1,355

	242,647	238,257
Less: accumulated depreciation and amortization	173,671	171,061

	$68,976	$67,196

As a result of a facility consolidation in Asia, the Company recorded an asset impairment charge of $3,544,000 in the second quarter of 2009 resulting from the write-down of the value of a building to its estimated fair value.

Depreciation and amortization of property, plant and equipment totaled $12,298,000, $14,352,000 and $14,523,000 for the years 2010, 2009 and 2008, respectively. In 2010, the Company reclassified $85,000, $264,000 and $531,200 of depreciation and amortization of property, plant and equipment to discontinued operations for the years 2010, 2009 and 2008, respectively.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

10)	Goodwill and Intangible Assets

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

During the second quarter of 2009, the Company determined an interim assessment for impairment should be conducted for its goodwill due to various factors, including market and economic conditions that contributed to a decline in the Company’s forecasted business levels, and the excess of the Company’s consolidated net assets over its market capitalization for a sustained period of time. During this interim assessment, the Company determined that for certain reporting units, the carrying amount of their net assets exceeded their respective fair values, indicating that a potential impairment existed. After completing the second step of the goodwill impairment test, the Company recorded a goodwill impairment charge in the second quarter of 2009 of $193,254,000. In 2010, the Company reclassified $53,840,000 of the goodwill impairment charge to discontinued operations for 2009 as it related to the two discontinued product lines.

As of October 31, 2010, the Company performed its annual impairment assessment of goodwill and determined that no additional impairment charges were required, as the fair value of each reporting unit exceeded its book value.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

The changes in the carrying amount of goodwill and accumulated impairment losses were as follows:

	2010			2009
	Gross	Accumulated		Gross	Accumulated
	Carrying	Impairment		Carrying	Impairment
	Amount	Loss	Net	Amount	Loss	Net

Beginning balance at January 1	$337,765	$(193,254)	$144,511	$337,765	$—	$337,765
Acquired goodwill	2,292	—	2,292	—	—	—
Sale of discontinued operations(1)	(60,623)	53,840	(6,783)	—	—	—
Impairment losses(2)	—	—	—	—	(193,254)	(193,254)

Ending balance at December 31	$279,434	$(139,414)	$140,020	$337,765	$(193,254)	$144,511

(1)	In 2010, the Company sold its Ion business and assets of its YDI business and as a result charged the related net goodwill to the gain on sale of discontinued operations.

(2)	For the twelve months ended December 31, 2009, $53,840,000 of the goodwill impairment charge is classified in discontinued operations in the consolidated statement of operations.

In 2010, the Company purchased a technology company for $2,447,000 to enhance its product portfolio. The Company recorded $2,292,000 of goodwill in connection with the acquisition.

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

During the fourth quarter of 2008, the adverse economic climate was a significant factor that indicated that the carrying amount of certain long-lived asset groups were not recoverable. A review of future cash flows identified asset groups which had carrying values in excess of future cash flows. The Company reviewed the fair value of the long-lived assets for these asset groups and determined that intangible assets related to customer technologies, relationships, and patents and trademarks had carrying values that exceeded their estimated fair values. As a result, an impairment charge of $6,069,000 was recorded in the fourth quarter of 2008. This impairment charge is classified in discontinued operations in the consolidated statement of operations as the intangible assets relate to a discontinued product line.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

Components of the Company’s acquired intangible assets are comprised of the following:

		Accumulated
As of December 31, 2010:	Gross(1)	Amortization(1)	Net

Completed technology	$76,829	$(76,230)	$599
Customer relationships	8,940	(8,083)	857
Patents, trademarks, trade names and other	24,638	(24,351)	287

	$110,407	$(108,664)	$1,743

(1)	Excludes $18,299,000 and $16,603,000 from gross and accumulated amortization, respectively, as a result of the Company’s sale of its Ion business and assets of its YDI business.

		Impairment	Accumulated
As of December 31, 2009:	Gross	Charges(1)	Amortization	Net

Completed technology	$88,855	$(3,812)	$(82,705)	$2,338
Customer relationships	21,879	(7,113)	(13,326)	1,440
Patents, trademarks, trade names and other	29,672	(774)	(27,713)	1,185

	$140,406	$(11,699)	$(123,744)	$4,963

(1)	For the twelve months ended December 31, 2009, the intangible asset impairment charge of $11,699,000 is classified in discontinued operations in the consolidated statement of operations.

Aggregate amortization expense related to acquired intangibles for the years 2010, 2009 and 2008 were $1,525,000, $4,407,000 and $9,001,000, respectively. In 2010, the Company reclassified $242,000, $1,645,000 and $5,008,000 of amortization expense to discontinued operations for the years 2010, 2009 and 2008, respectively. Estimated amortization expense for each of the three remaining fiscal years is as follows:

Year	Amount

2011	$988
2012	389
2013	366

11)	Other Assets

	Years Ended December 31,
	2010	2009

Other Assets:
Deferred tax assets, net	$15,076	$17,373
Other	3,703	2,292

Total other assets	$18,779	$19,665

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

12)	Other Liabilities

	Years Ended December 31,
	2010	2009

Other Current Liabilities:
Product warranties	$9,865	$6,560
Deferred revenue	4,970	4,101
Non-income taxes	5,715	2,479
Other	17,418	8,325

Total other current liabilities	$37,968	$21,465

Other Liabilities:
Long-term income tax payable	$13,688	$6,773
Accrued compensation	11,064	10,424
Other	936	639

Total other liabilities	$25,688	$17,836

13)	Product Warranties

The Company provides for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by shipment volume, product failure rates, utilization levels, material usage and supplier warranties on parts delivered to the Company. Should actual product failure rates, utilization levels, material usage, or supplier warranties on parts differ from the Company’s estimates, revisions to the estimated warranty liability would be required. The product warranty liability is included in other current liabilities in the consolidated balance sheets.

Product warranty activities were as follows:

	Years Ended December 31,
	2010	2009

Beginning balance	$6,560	$8,334
Provisions for product warranties	9,518	2,520
Direct charges to warranty liability	(6,213)	(4,294)

Ending balance	$9,865	$6,560

14)	Restructuring

In the first quarter of 2009, the Company initiated a restructuring plan due to the global financial crisis and its impact on the Company’s semiconductor equipment OEM customers and the other markets it serves. The plan included a reduction in the Company’s worldwide headcount of approximately 630 people, which represented approximately 24% of its global workforce.

The Company recorded restructuring charges of $5,812,000 during 2009. The restructuring charges were primarily for severance and other charges associated with the reductions in workforce. As of December 31, 2009, the accrued restructuring costs totaled $220,000 and were included in accrued compensation in the consolidated balance sheet. The restructuring plan was completed in the first quarter of 2010.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

The activity related to the Company’s restructuring accrual is shown below:

	Years Ended December 31,
	2010	2009

Beginning balance	$220	$—
Severance and employee related costs(1)	—	5,812
Payments	(220)	(5,592)

Ending balance	$—	$220

(1)	For the twelve months ended December 31, 2009, restructuring charges of $296,000 are classified in discontinued operations in the consolidated statement of operations.

15)	Debt

Credit Agreements and Short-Term Borrowings

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

The Company’s Japanese subsidiary has lines of credit and short-term borrowing arrangements with two financial institutions which provide for aggregate borrowings as of December 31, 2010 of up to an equivalent of $30,656,000 U.S. dollars, which generally expire and are renewed at three month intervals. There were no borrowings outstanding under these arrangements at December 31, 2010. Total borrowings outstanding under these arrangements at December 31, 2009 were $12,885,000 at interest rates ranging from 0.76% to 1.48%.

16)	Income Taxes

A reconciliation of the Company’s effective tax rate to the U.S. federal statutory rate follows:

	Years Ended December 31,
	2010	2009	2008

U.S. Federal income tax statutory rate	35.0%	(35.0)%	35.0%
Federal and state tax credits	(1.1)	(2.2)	(4.0)
State income taxes, net of federal benefit	1.0	(0.6)	1.6
Effect of foreign operations taxed at various rates	(2.4)	(2.2)	(8.4)
Qualified production activity tax benefit	(0.8)	(0.6)	(2.8)
Non-deductible goodwill	—	27.2	—
Deferred tax asset valuation allowance	(0.1)	0.3	6.1
Other	0.7	0.9	1.6

	32.3%	(12.2)%	29.1%

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

The components of income before income taxes and the related provision (benefit) for income taxes consist of the following:

	Years Ended December 31,
	2010	2009	2008

Income (loss) before income taxes:
United States	$110,779	$(193,341)	$6,665
Foreign	85,645	23,321	49,727

	$196,424	$(170,020)	$56,392

Current taxes (benefit):
United States Federal	$27,789	$(24,606)	$9,454
State	3,323	(175)	1,488
Foreign	22,296	7,265	11,263

	53,408	(17,516)	22,205
Deferred taxes:
United States Federal	10,021	(394)	(8,330)
State and Foreign	76	(2,749)	2,507

	10,097	(3,143)	(5,823)

Provision (benefit) for income taxes	$63,505	$(20,659)	$16,382

The significant components of the deferred tax assets and deferred tax liabilities were as follows:

	Years Ended December 31,
	2010	2009

Deferred tax assets:
Loss carryforwards and credits	$27,604	$8,131
Inventory and warranty reserves	17,116	19,611
Accounts receivable and other accruals	2,794	2,568
Depreciation and amortization	—	6,370
Stock-based compensation	5,692	6,602
Executive supplemental retirement benefits	4,584	3,305
Other	3,824	2,547

Total deferred tax assets	$61,614	$49,134

Deferred tax liabilities:
Acquired intangible assets	(3,927)	(5,015)
Depreciation and amortization	(1,621)	—
Other	(1,950)	(40)

Total deferred tax liabilities	(7,498)	(5,055)

Valuation allowance	(25,267)	(5,201)

Net deferred tax assets	$28,849	$38,878

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

At December 31, 2010, the Company had gross Massachusetts research credit carryforwards of $6,588,000. These credit carryforwards will expire at various dates through 2025. In addition, at December 31, 2010, the Company had U.S. federal capital loss carryforwards of $1,655,000 and $59,524,000 that will expire in 2013 and 2015, respectively.

During 2010, the Company sold the assets of its YDI business that resulted in the expiration of business credit carryforwards of $810,000 and U.S. federal net operating losses of $1,936,000. U.S. federal net operating losses remain available to the Company in the amount of $3,553,000 which will expire at various dates through 2027.

Although the Company believes that its tax positions are consistent with applicable U.S. federal, state and international laws, certain tax reserves are maintained at December 31, 2010 should these positions be challenged by the applicable tax authority and additional tax assessed on audit.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Years Ended December 31,
	2010	2009	2008

Balance at beginning of year	$9,085	$14,678	$16,123
Increase (decrease) for prior years	(6)	(41)	49
Increases for the current year	6,795	1,693	1,680
Reductions related to settlements with taxing authorities	—	(7,245)	(1,533)
Reductions related to expiration of statute of limitations	(604)	—	(1,641)

Balance at end of year	$15,270	$9,085	$14,678

At December 31, 2010, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $15,270,000. The net increase from December 31, 2009 was primarily attributable to an increase in reserves for existing uncertain tax positions. At December 31, 2010, if these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of $12,789,000, excluding interest and penalties, would impact the Company’s effective tax rate.

The Company accrues interest expense and, if applicable, penalties, for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. At December 31, 2010, 2009 and 2008 we had accrued interest on unrecognized tax benefits of approximately $986,000, $651,000 and $1,730,000, respectively.

Over the next 12 months it is reasonably possible that the Company may recognize $2,800,000 to $3,300,000 of previously unrecognized tax benefits related to various U.S. federal, state and foreign tax positions as a result of the conclusion of various audits and the expiration of the statute of limitations. The Company is subject to examination by federal, state and foreign tax authorities. The Company’s U.S. federal tax filings are open for examination for tax years 2007 through present. The statute of limitations in the Company’s other tax jurisdictions remains open between fiscal year 2001 through present.

On a quarterly basis, the Company evaluates both positive and negative evidence that affects the realizability of net deferred tax assets and assesses the need for a valuation allowance. The future benefit to be derived from its deferred tax assets is dependent upon its ability to generate sufficient future taxable income to realize the assets. During 2010, the Company increased its valuation allowance by $20,066,000 primarily related to capital losses incurred from the Company’s divested business operations, as the Company has determined it is more likely than not that the deferred tax assets related to these attributes will not be realized.

Through December 31, 2010, the Company has not provided deferred income taxes on the undistributed earnings of its foreign subsidiaries because such earnings were intended to be permanently reinvested outside the U.S. Determination of the potential deferred income tax liability on these undistributed earnings is not practicable

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

because such liability, if any, is dependent on circumstances existing if and when remittance occurs. At December 31, 2010, the Company had $321,462,000 of undistributed earnings in its foreign subsidiaries.

During 2006, the Company received a notification letter from the Israeli Ministry of Industry Trade and Labor (“MITL”) indicating that its Israeli operations were in compliance with requirements relating to the tax holiday granted to its manufacturing operations in Israel in 2001. This tax holiday is currently due to expire in 2011 and is subject to meeting continued investment, employment and other requirements under the guidelines of the MITL. This tax holiday resulted in income tax savings of $2,700,000, $300,000 and $200,000 for the years 2010, 2009 and 2008, respectively.

17)	Discontinued Operations

During 2010, the Company executed a plan to divest two product lines, as their growth potential no longer met the Company’s long-term strategic objectives. The Company completed the sale of Ion on May 17, 2010 for $15,092,000 of net cash proceeds after expenses and recorded a pre-tax gain on the sale of $4,208,000. The Company completed the sale of the assets of its YDI business on August 11, 2010 for $490,000 of net cash proceeds after expenses and recorded a pre-tax gain on the sale of $224,000.

The two product lines have been accounted for as discontinued operations. Accordingly, their results of operations have been reclassified to discontinued operations in the consolidated statements of operations for all periods presented. The assets and liabilities of these discontinued businesses have not been reclassified or segregated in the consolidated balance sheets or consolidated statements of cash flows due to their immaterial amounts. Net revenues and income (loss) from discontinued operations are below:

	Years Ended December 31,
	2010	2009	2008

Net revenues	$11,974	$18,713	$25,614

Income (loss) from discontinued operations before income taxes	$2,320	$(68,837)	$(15,340)
Gain from disposal of discontinued operations before income taxes	4,432	—	—
Income tax (benefit)	(2,916)	(5,539)	(5,447)

Income (loss) from discontinued operations	$9,668	$(63,298)	$(9,893)

For 2009, the loss from discontinued operations before income taxes includes $65,539,000 of goodwill and intangible asset impairment charges. These charges were a result of the interim impairment assessment performed on April 30, 2009. For 2008, the loss from discontinued operations before income taxes includes $6,069,000 of intangible asset impairment charges. These charges were a result of an impairment assessment performed in the fourth quarter of 2008.

18)	Stockholders’ Equity

Stock Option Exchange Program

Pursuant to the Company’s tender offer to exchange outstanding stock options, during the third quarter 2009, options to purchase 1,330,000 shares of common stock were exchanged for 189,000 RSUs with a one year vesting period. Participants exchanged their eligible option awards for RSUs of an approximate equal fair value and, as such, no incremental compensation expense was recognized as a result of the exchange.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

Stock Purchase Plans

The Company’s Third Amended and Restated 1999 Employee Stock Purchase Plan (the “Purchase Plan”) authorizes the issuance of up to an aggregate of 1,950,000 shares of Common Stock to participating employees. Offerings under the Purchase Plan commence on June 1 and December 1 and terminate, respectively, on November 30 and May 31. Under the Purchase Plan, eligible employees may purchase shares of Common Stock through payroll deductions of up to 10% of their compensation. The price at which an employee’s option is exercised is the lower of (1) 85% of the closing price of the Common Stock on the NASDAQ Global Select Market on the day that each offering commences or (2) 85% of the closing price on the day that each offering terminates. During 2010 and 2009, the Company issued 67,132 and 106,841 shares, respectively, of Common Stock to employees who participated in the Purchase Plan at an exercise price of $16.19 per share in 2010 and $11.08 per share in 2009, respectively. As of December 31, 2010, there were 630,131 shares reserved for future issuance under the Purchase Plan. During 2009, the Company suspended the June 1 and December 1 Purchase Plan cycles and as a result, no shares were issued for these cycles. The Company reinstated the Purchase Plan on June 1, 2010.

The Company’s Second Amended and Restated International Employee Stock Purchase Plan (the “Foreign Purchase Plan”) authorizes the issuance of up to an aggregate of 400,000 shares of Common Stock to participating employees. Offerings under the Foreign Purchase Plan commence on June 1 and December 1 and terminate, respectively, on November 30 and May 31. Under the Foreign Purchase Plan, eligible employees may purchase shares of Common Stock through payroll deductions of up to 10% of their compensation. The price at which an employee’s option is exercised is the lower of (1) 85% of the closing price of the Common Stock on the NASDAQ Global Select Market on the day that each offering commences or (2) 85% of the closing price on the day that each offering terminates. During 2010 and 2009, the Company issued 15,063 and 19,571 shares, respectively, of Common Stock to employees who participated in the Foreign Purchase Plan at an exercise price of $16.19 per share in 2010 and $11.08 per share in 2009, respectively. As of December 31, 2010, there were 256,392 shares reserved for future issuance under the Foreign Purchase Plan. During 2009, the Company suspended the June 1 and December 1 Foreign Purchase Plan cycles and as a result, no shares were issued for these cycles. The Company reinstated the Foreign Purchase Plan on June 1, 2010.

Equity Incentive Plans

The Company has granted options to employees under the 2004 Stock Incentive Plan (the “2004 Plan”) and under the Second Restated 1995 Stock Incentive Plan (the “1995 Plan”), and to directors under the 1997 Director Stock Plan (the “1997 Director Plan”) (collectively, the “Plans”). The Plans are administered by the Compensation Committee of the Company’s board of directors.

The Company’s equity incentive Plans are intended to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. Employees may be granted RSUs, options to purchase shares of the Company’s stock and other equity incentives under the Plans.

The Company’s 2004 Plan was adopted by the board of directors on March 4, 2004 and approved by the stockholders on May 13, 2004. As of December 31, 2010, there were 15,000,000 shares authorized for issuance under the 2004 Plan, which amount shall increase each year by an amount equal to 5% of the total outstanding shares of the Company’s common stock outstanding on January 1 of such year, provided that the maximum aggregate number of shares of common stock which may be issued under the 2004 Plan is 15,000,000 shares (subject to adjustment for certain changes in MKS’ capitalization). The Company may grant options, RSUs, stock appreciation rights and other stock-based awards to employees, officers, directors, consultants and advisors under the 2004 Plan. As of December 31, 2010, there were 12,650,169 shares available for future grants under the 2004 Plan.

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

Stock options were granted at an exercise price equal to 100% of the fair value of the Company’s common stock at the date of grant. Generally, stock options granted to employees under the Plans in 2001 and after, vested 25% after one year and 6.25% per quarter thereafter, and expire 10 years after the grant date. Generally, stock options granted under the Plans prior to 2001 vested 20% after one year and 5% per quarter thereafter, and expired 10 years after the grant date. Options granted to directors generally vested at the earliest of (1) one day prior to the next annual meeting, (2) 13 months from date of grant, or (3) the effective date of an acquisition. All stock options are fully vested as of December 31, 2010. RSUs generally vest three years from the date of grant. RSUs granted to employees who are at least 60 years old and have a combined years of age plus years of service (as defined) equal to 70 or more, are expensed immediately. RSUs granted to directors generally vest at the earliest of (1) one day prior to the next annual meeting, (2) 13 months from date of grant, or (3) the effective date of an acquisition. Certain equity incentive awards involve RSUs that are subject to performance conditions (“performance shares”) under the Company’s stock incentive plans. Such performance shares are available, subject to time-based vesting conditions if, and to the extent that, financial or operational performance criteria for the applicable period are achieved. Accordingly, the number of performance shares earned will vary based on the level of achievement of financial or operational performance objectives for the applicable period.

The following table presents the activity for RSUs under the Plans:

	Years Ended December 31,
	2010		2009
		Weighted		Weighted
	Non-vested	Average Grant	Non-vested	Average Grant
	RSUs	Date Fair Value	RSUs	Date Fair Value

Non-vested RSUs — beginning of period	1,581,883	$19.77	1,824,990	$21.87
Granted	555,995	$19.63	682,156	$15.27
Vested	(706,224)	$20.65	(666,247)	$21.91
Forfeited or expired	(104,348)	$18.32	(259,016)	$17.25

Non-vested RSUs — end of period	1,327,306	$18.34	1,581,883	$19.77

The following table presents the activity for options under the Plans:

	Years Ended December 31,
	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding — beginning of period	2,514,822	$21.67	4,558,838	$23.44	5,123,056	$22.74
Exercised	(568,464)	$16.49	(134,118)	$14.54	(425,256)	$14.32
Forfeited or expired	(153,144)	$32.51	(1,909,898)	$26.18	(138,962)	$25.58

Outstanding — end of period	1,793,214	$22.38	2,514,822	$21.67	4,558,838	$23.44

Exercisable at end of period	1,793,214	$22.38	2,514,197	$21.67	4,535,282	$23.46

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

The following table summarizes information with respect to options outstanding and exercisable under the Plans at December 31, 2010:

	Options Outstanding and Exercisable
		Weighted	Weighted Average
		Average	Remaining	Aggregate Intrinsic
	Number of	Exercise	Contractual Life	Value
	Shares	Price	(In Years)	(In thousands)

$13.54 – $18.44	549,306	$16.07	2.86	$4,628
$20.02 – $27.77	1,121,798	$24.47	1.68	637
$29.00 – $38.30	122,110	$31.51	2.18	—

	1,793,214			$5,265

The weighted average remaining contractual life of options exercisable was 2.1 years at December 31, 2010.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $24.50 as of December 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2010 was 907,834.

The total cash received from employees as a result of employee stock option exercises during the years 2010 and 2009 was approximately $9,375,000 and $1,950,000, respectively. In connection with these exercises, the tax benefits realized by the Company for the years 2010 and 2009 were approximately $1,262,000 and $93,000, respectively.

The Company settles employee stock option exercises and restricted stock vesting with newly issued common shares.

Accumulated Other Comprehensive Income

The balance of accumulated other comprehensive income (loss) was comprised of the following:

		Financial
		Instruments	Unrealized	Accumulated
	Cumulative	Designated as	Gain	Other
	Translation	Cash Flow	(Loss) on	Comprehensive
	Adjustments	Hedges	Investments	Income (Loss)

Balance at December 31, 2008	$7,039	$303	$(123)	$7,219
Foreign currency translation adjustment, net of taxes of $0	3,062	—	—	3,062
Changes in value of financial instruments designated as cash flow hedges, net of tax of $83	—	267	—	267
Change in unrealized gain on investments, net of tax of $29	—	—	92	92

Balance at December 31, 2009	$10,101	$570	$(31)	$10,640
Foreign currency translation adjustment, net of taxes of $0	3,710	—	—	3,710
Changes in value of financial instruments designated as cash flow hedges, net of tax benefit of $1,576	—	(2,600)	—	(2,600)
Change in unrealized gain on investments, net of tax of $17	—	—	28	28

Balance at December 31, 2010	$13,811	$(2,030)	$(3)	$11,778

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

19)	Stock-Based Compensation

The Company recognized the full impact of its share-based payment plans in the consolidated statements of operations for the years 2010, 2009 and 2008. As of December 31, 2010 and 2009, the Company capitalized $471,000 of such cost on its consolidated balance sheet. The following table reflects the effect of recording stock-based compensation for the years 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008

Stock-based compensation expense by type of award:
Employee stock options	$—	$158	$1,936
Restricted stock	10,026	8,218	12,210
Employee stock purchase plan	578	469	1,128

Total stock-based compensation	10,604	8,845	15,274
Tax effect on stock-based compensation	(1,253)	1,258	(226)

Net effect on net income or net loss	$9,351	$10,103	$15,048

Effect on net earnings or loss per share:
Basic	$0.19	$0.20	$0.30

Diluted	$0.18	$0.20	$0.30

The pre-tax effect within the consolidated statements of operations of recording stock-based compensation for the years 2010, 2009 and 2008 was as follows:

	Years Ended December 31,
	2010	2009	2008

Cost of sales	$1,452	$1,298	$2,272
Research and development expense	2,391	2,026	3,698
Selling, general and administrative expense	6,761	5,521	9,304

Total pre-tax stock-based compensation expense	$10,604	$8,845	$15,274

Valuation Assumptions

The Company determines the fair value of restricted stock based on the number of shares granted and the closing market price of the Company’s common stock on the date of the award, and estimates the fair value of stock options and employee stock purchase rights using the Black-Scholes valuation model. Such values are recognized as expense on a straight-line basis over the requisite service periods, net of estimated forfeitures except for retirement eligible employees in which the Company expenses the fair value of the grant in the period the grant is issued. The estimation of stock-based awards that will ultimately vest requires significant judgment. The Company considers many factors when estimating expected forfeitures, including types of awards and historical experience. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

There were no options granted during 2010, 2009 and 2008. The total intrinsic value of options exercised during 2010, 2009 and 2008 was approximately $3,518,000, $327,000 and $3,802,000, respectively.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

The weighted average fair value per share of employee stock purchase rights granted in 2010, 2009 and 2008 was $5.48, $4.44 and $4.62, respectively. The fair value of the employees’ purchase rights was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2010	2009	2008

Employee stock purchase rights:
Expected life (years)	0.5	0.5	0.5
Risk-free interest rate	0.2%	0.5%	2.6%
Expected volatility	48.7%	68.0%	47.3%
Dividend yield	0.0%	0.0%	0.0%

Expected volatilities for 2010, 2009 and 2008 are based on a combination of implied and historical volatilities of the Company’s common stock; the expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The total intrinsic value of options exercised and the total fair value of shares vested during 2010, 2009 and 2008 was approximately $16,846,000, $10,188,000 and $6,087,000, respectively. As of December 31, 2010, the unrecognized compensation cost related to non-vested stock options was zero. As of December 31, 2010, the unrecognized compensation cost related to restricted stock was approximately $10,306,000, and will be recognized over an estimated weighted average amortization period of 1.8 years.

20)	Employee Benefit Plans

The Company has a 401(k) profit-sharing plan for U.S. employees meeting certain requirements in which eligible employees may contribute between 1% and 50% of their annual compensation to this plan, and, with respect to employees who are age 50 and older, certain specified additional amounts, limited by an annual maximum amount determined by the Internal Revenue Service. The Company, at its discretion, may provide a matching contribution of 50% of each participant’s contributions up to 6% of eligible salary. At the discretion of the board of directors, the Company may also make additional contributions for the benefit of all eligible employees. The Company’s contributions were $1,472,000, $929,000 and $2,755,000 for 2010, 2009 and 2008, respectively. The Company temporarily suspended the employer match portion of the 401(k) profit-sharing plan between April 2009 and March 2010 as a result of cost control measures.

The Company maintains a bonus plan which provides cash awards to key employees, at the discretion of the compensation committee of the board of directors, based upon operating results and employee performance. The bonus expense was $18,972,000, $881,000 and zero in 2010, 2009 and 2008, respectively.

The Company provides supplemental retirement benefits for certain of its officers and executive officers. The total cost of these benefits was $3,428,000, $3,138,000 and $2,054,000 for 2010, 2009 and 2008, respectively. The accumulated benefit obligation was $12,225,000 and $8,813,000 at December 31, 2010 and 2009, respectively and was included in other long-term liabilities.

21)	Net Income (Loss) Per Share

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

The following is a reconciliation of basic to diluted net income (loss) per share:

	Years Ended December 31,
	2010	2009	2008

Numerator:
Income (loss) from continuing operations	$132,919	$(149,361)	$40,010
Income (loss) from discontinued operations, net of tax	9,668	(63,298)	(9,893)

Net income (loss)	$142,587	$(212,659)	$30,117

Denominator:
Shares used in net income (loss) per common share — basic	50,077,000	49,318,000	49,717,000
Effect of dilutive securities:
Stock options, restricted stock and employee stock purchase plan	850,000	—	1,037,000

Shares used in net income (loss) per common share — diluted	50,927,000	49,318,000	50,754,000

Basic income (loss) per common share:
Continuing operations	$2.66	$(3.03)	$0.81
Discontinued operations	0.19	(1.28)	(0.20)

Net income (loss)	$2.85	$(4.31)	$0.61

Diluted income (loss) per common share:
Continuing operations	$2.61	$(3.03)	$0.79
Discontinued operations	0.19	(1.28)	(0.20)

Net income (loss)	$2.80	$(4.31)	$0.59

As of December 31, 2010, 2009 and 2008, stock options and restricted stock units relating to an aggregate of approximately 3,120,520, 4,096,705 and 6,383,828 shares, respectively, were outstanding. For 2010, 1,255,679 shares were not included in the computation of diluted earnings per share because the exercise price exceeded the average price per share for the period and the effect would have been anti-dilutive. For 2009, all potentially dilutive common shares were excluded from the dilutive computation as the effect of including such securities in the computation would be anti-dilutive due to the Company’s net loss for the year. For 2008, 3,152,261 shares were not included in the computation of diluted earnings per share because the exercise price exceeded the average price per share for the period.

22)	Geographic, Product and Significant Customer Information

The Company operates in one segment for the development, manufacturing, sales and servicing of products that measure, control, power and monitor critical parameters of advanced manufacturing processes. The Company’s chief operating decision-maker reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company.

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

	Years Ended December 31,
	2010	2009	2008

Geographic net sales
United States	$484,139	$212,639	$346,402
Japan	118,537	47,704	92,657
Europe	96,545	63,876	95,360
Asia	153,893	68,474	86,961

	$853,114	$392,693	$621,380

	Years Ended December 31,
	2010	2009

Long — lived assets(1)
United States	$54,840	$52,143
Japan	4,273	5,886
Europe	4,970	3,621
Asia	8,597	7,838

	$72,680	$69,488

(1)	Long-lived assets include property, plant and equipment, net and other assets.

The Company groups its products into three product groups. Net sales for these product groups are as follows:

	Years Ended December 31,
	2010	2009	2008

Instruments and Control Systems	$430,468	$205,877	$313,702
Power and Reactive Gas Products	343,827	148,191	243,789
Vacuum and Other Products	78,819	38,625	63,889

	$853,114	$392,693	$621,380

The Company had one customer comprising 16%, 13% and 19% of net sales for 2010, 2009 and 2008, respectively. During the years 2010, 2009 and 2008, the Company estimated that approximately 64%, 52% and 58% of its net sales, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers.

23)	Commitments and Contingencies

Brooks Instrument, LLC filed two lawsuits, in one case along with their affiliate BI Products, LLC (collectively with Brooks Instrument, LLC, “Brooks”), against the Company in the United States District Court for the Eastern District of Texas, on April 29, 2010. Brooks also filed one lawsuit against the Company in the United States District Court for the District of Massachusetts on April 29, 2010. These suits were related to the Company’s digital mass flow controllers and digital pressure sensors. Brooks sought injunctive relief and damages for alleged patent infringement, breach of contract and trade secret violations. None of the lawsuits specified a specific amount of damages. The Company responded to the allegations to deny any wrongdoing. In addition, the Company filed

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

counterclaims against Brooks in the courts where they initially brought suit against the Company, seeking injunctive relief and damages for alleged patent infringement by Brooks, relating to their pressure transient insensitive mass flow controllers. On February 22, 2011, the parties entered into a settlement agreement, resolving all the issues in the cases, and on February 23, 2011, the parties filed stipulated dismissals with the appropriate courts.

The Company is subject to various other legal proceedings and claims, which have arisen in the ordinary course of business.

In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

The Company leases certain of its facilities and machinery and equipment under operating leases expiring in various years through 2015 and thereafter. Generally, the facility leases require the Company to pay maintenance, insurance and real estate taxes. Rental expense under operating leases totaled $8,304,000, $8,974,000 and $9,952,000 for 2010, 2009 and 2008, respectively.

Minimum lease payments under operating leases are as follows:

Operating Leases

Year ending December 31,
2011	$7,447
2012	6,633
2013	5,182
2014	3,483
2015	2,760
Thereafter	3,653

Total minimum lease payments	$29,158

As of December 31, 2010, the Company has entered into purchase commitments for certain inventory components and other equipment and services used in its normal operations. The majority of these purchase commitments covered by these arrangements are for periods of less than one year and aggregate to approximately $141,609,000. Additionally, the Company has engaged multiple parties to provide certain computer equipment, IT network services and IT support. These contracts range for periods between two and five years and the obligation at December 31, 2010 of approximately $26,764,000 will be paid over the term of the multiple arrangements. Average annual payments are expected to be approximately $5,353,000.

To the extent permitted by Massachusetts law, the Company’s Restated Articles of Organization, as amended, require the Company to indemnify any of its current or former officers or directors or any person who has served or is serving in any capacity with respect to any of the Company’s employee benefit plans. The Company believes that the estimated exposure for these indemnification obligations is currently not material. Accordingly, the Company has no material liabilities recorded for these requirements as of December 31, 2010.

The Company also enters into agreements in the ordinary course of business which include indemnification provisions. Pursuant to these agreements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified party, generally its customers, for losses suffered or incurred by the indemnified party in connection with certain patent or other intellectual property infringement claims, and, in some instances, other claims, by any third party with respect to the Company’s products. The term of these indemnification obligations is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in some instances, not contractually limited. The

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Tables in thousands, except share and per share data)

Company has never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the Company believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these obligations as of December 31, 2010.

As part of past acquisitions and divestitures of businesses or assets, the Company has provided a variety of indemnifications to the sellers and purchasers for certain events or occurrences that took place prior to the date of the acquisition or divestiture. Typically certain of the indemnifications expire after a defined period of time following the transaction, but certain indemnifications may survive indefinitely. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. Other than obligations recorded as liabilities at the time of the acquisitions, historically the Company has not made significant payments for these indemnifications. Accordingly, no material liabilities have been recorded for these obligations.

In conjunction with certain asset sales, the Company may provide routine indemnifications whose terms range in duration and often are not explicitly defined. Where appropriate, an obligation for such indemnification is recorded as a liability. Because the amounts of liability under these types of indemnifications are not explicitly stated, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. Other than obligations recorded as liabilities at the time of the asset sale, historically the Company has not made significant payments for these indemnifications.

24)	Subsequent Event

On February 1, 2011, the Company’s Board of Directors authorized a quarterly cash dividend of $0.15 per share, payable on March 18, 2011 to shareholders of record as of March 1, 2011. Future dividend declarations, as well as the record and payment dates for such dividends, are subject to the final determination of the Company’s Board of Directors

MKS INSTRUMENTS, INC.
SUPPLEMENTAL FINANCIAL DATA

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(Table in thousands, except per share data)
	(Unaudited)

2010
Statement of Operations Data
Net sales	$192,166	$220,647	$221,323	$218,978
Gross profit	85,495	97,319	98,503	97,321
Income from continuing operations	28,998	33,144	36,601	34,176
Income from discontinued operations, net of taxes(1)	227	5,633	2,035	1,773
Net income	$29,225	$38,777	$38,636	$35,949
Basic income per share:
Continuing operations	$0.58	$0.66	$0.73	$0.68
Net income	$0.59	$0.77	$0.77	$0.71
Diluted income per share:
Continuing operations	$0.57	$0.65	$0.72	$0.67
Net income	$0.58	$0.76	$0.76	$0.70
2009
Statement of Operations Data
Net sales	$72,265	$75,623	$102,028	$142,777
Gross profit	8,518	24,250	37,874	59,574
Income (loss) from continuing operations(2)	(14,973)	(146,348)	(2,446)	14,406
Income (loss) from discontinued operations, net of taxes(3)	(1,526)	(60,786)	(1,527)	541
Net income (loss)(4)	$(16,499)	$(207,134)	$(3,973)	$14,947
Basic income (loss) per share:
Continuing operations	$(0.31)	$(2.97)	$(0.05)	$0.29
Net income (loss)	$(0.34)	$(4.20)	$(0.08)	$0.30
Diluted income (loss) per share:
Continuing operations	$(0.31)	$(2.97)	$(0.05)	$0.29
Net income (loss)	$(0.34)	$(4.20)	$(0.08)	$0.30

(1)	Income from discontinued operations, net of taxes for the quarter ended June 30, 2010 includes a $4.2 million gain on the sale of the Company’s Ion product line.

(2)	Loss from operations for the quarter ended March 31, 2009 includes $5.4 million of restructuring charges. Loss from operations for the quarter ended June 30, 2009 includes a write-down of goodwill, intangible and long-lived assets of $143.0 million.

(3)	Loss from discontinued operations, net of taxes for the quarter ended June 30, 2009 includes charges related to the discontinued product lines of $53.8 million for the goodwill impairment and $7.3 million for the intangible asset impairment.

(4)	Net (loss) for the quarter ended March 31, 2009 includes a benefit of $6.4 million attributable to the reversal of reserve items for uncertain tax positions, as a result of a U.S. federal tax audit close.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria.

Our internal controls over financial reporting as of December 31, 2010 have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears on page 36.

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

The information required by this item will be set forth under the captions “Election of Directors,” “Executive Officers,” “Code of Ethics,” “Directors — Audit Committee Financial Expert” and “Corporate Governance” in our definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

We are also required under Item 405 of Regulation S-K to provide information concerning delinquent filers of reports under Section 16 of the Securities and Exchange Act of 1934, as amended. This information will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be set forth under the captions “Executive Officers —  Executive Compensation” and “Executive Officers — Compensation Discussion and Analysis” in our definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

The information required by Item 201(d) of Regulation S-K will be set forth under the caption “Executive Officers — Equity Compensation Plan Information” in our definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth under the caption “Executive Officers — Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth under the caption “Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Report:

1. Financial Statements. The following Consolidated Financial Statements are included under Item 8 on this Annual Report on Form 10-K.

2. Financial Statement Schedules

The following consolidated financial statement schedule is included in this Annual Report on Form 10-K:

Schedule II — Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted since they are either not required or information is otherwise included.

3. Exhibits. The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit No.		Title

+3	.1(1)	Restated Articles of Organization
+3	.2(2)	Articles of Amendment, as filed with the Secretary of State of Massachusetts on May 18, 2001
+3	.3(3)	Articles of Amendment, as filed with the Secretary of State of Massachusetts on May 16, 2002
+3	.4(4)	Amended and Restated By-Laws
+4	.1(4)	Specimen certificate representing the common stock
+10	.1(5)*	Second Amended and Restated 1997 Director Stock Option Plan, and forms of option agreements thereto
10	.2*	2004 Stock Incentive Plan, as amended (the “2004 Plan”)

Exhibit No.		Title

+10	.3(6)*	Form of Nonstatutory Stock Option Agreement to be granted under the 2004 Plan
+10	.4(7)*	Form of Restricted Stock Unit Agreement for Initial Grant to Non-Employee Directors under the 2004 Plan
+10	.5(7)*	Form of Restricted Stock Unit Agreement for Annual Grant to Non-Employee Directors under the 2004 Plan
+10	.6(7)*	Form of Performance-Based Restricted Stock Unit Agreement under the 2004 Plan
+10	.7(7)*	Form of Time-Based Restricted Stock Unit Agreement under the 2004 Plan
10	.8*	Form of Time-Based Restricted Stock Unit Agreement and Form of Performance-Based Restricted Stock Unit Agreement under the 2004 Plan (grants beginning in 2011)
+10	.9(8)*	Second Restated 1995 Stock Incentive Plan (the “1995 Plan”)
+10	.10(9)*	Form of Nonstatutory Stock Option Agreement under the 1995 Plan
+10	.11(9)*	Employment Agreement dated as of July 30, 2004 between John Smith and the Registrant (the “Smith Employment Agreement”)
+10	.12(10)*	Employment Agreement dated as of July 1, 2005 between John Bertucci and the Registrant
+10	.13(10)*	Employment Agreement dated as of July 1, 2005 between William D. Stewart and the Registrant
+10	.14(11)*	Employment Agreement dated July 1, 2005 between Leo Berlinghieri and the Registrant, as amended on November 13, 2007
+10	.15(12)*	Employment Agreement dated as of April 25, 2005 between Gerald Colella and the Registrant
+10	.16(13)*	2010 Management Incentive Bonus Plans for Named Executive Officers
+10	.17(14)	Global Supply Agreement dated April 12, 2005 by and between the Registrant and Applied Materials, Inc.
+10	.18(15)*	Amendment, dated October 19, 2009, to the Amended Berlinghieri Employment Agreement
+10	.19(15)*	Amendment, dated October 19, 2009, to the Amended Colella Employment Agreement
+10	.20(16)*	Amendment, dated November 10, 2008, to Employment Agreement between Leo Berlinghieri and the Registrant, dated July 1, 2005, as amended on November 13, 2007 (the “Amended Berlinghieri Employee Agreement”)
+10	.21(16)*	Amendment, dated November 10, 2008, to the Smith Employment Agreement
+10	.22(16)*	Amendment, dated November 10, 2008, to Employment Agreement between Gerald Colella and the Registrant, dated April 25, 2005 (the “Amended Colella Employment Agreement”)
10	.23*	Employment Agreement dated as of January 6, 2006 between Seth Bagshaw and the Registrant
21.1		Subsidiaries of the Registrant
23.1		Consent of PricewaterhouseCoopers LLP
31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101		The following materials from MKS Instruments, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vi) Schedule II – Valuation and Qualifying Accounts, tagged as blocks of text

+	Previously filed

*	Management contract or compensatory plan arrangement filed as an Exhibit to this Form 10-K pursuant to Item 15(b) of this report.

(1)	Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-49738) filed with the Securities and Exchange Commission on November 13, 2000.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(4)	Incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 2, 1999.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on June 30, 2004.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2005.

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2005.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2010.

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2005.

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2009.

(16)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

(b) Exhibits

MKS hereby files as exhibits to our Annual Report on Form 10-K those exhibits listed in Item 15(a) above.

(c) Financial Statement Schedules

MKS INSTRUMENTS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to
	Beginning of	Costs and	Charged to	Deductions &	Balance at
Description	Year	Expenses	Other Accounts	Write-offs	End of Year
	(Dollars in thousands)

Accounts receivable allowance
Years ended December 31,
2010	$2,415	$3,637	$—	$3,495	$2,557
2009	$2,148	$3,655	$—	$3,388	$2,415
2008	$2,379	$4,612	$—	$4,843	$2,148

		Additions
	Balance at	Charged to
	Beginning of	Costs and	Charged to		Balance at
Description	Year	Expenses	Other Accounts	Deductions	End of Year
	(Dollars in thousands)

Valuation allowance on deferred tax asset
Years ended December 31,
2010	$5,201	$—	$20,833	$767	$25,267
2009	$4,653	$—	$548	$—	$5,201
2008	$534	$4,119	$—	$—	$4,653

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

SIGNATURES	TITLE	DATE

/s/ John R. Bertucci John R. Bertucci	Chairman of the Board of Directors	February 22, 2011
/s/ Leo Berlinghieri Leo Berlinghieri	Chief Executive Officer, President and Director (Principal Executive Officer)	February 25, 2011
/s/ Seth H. Bagshaw Seth H. Bagshaw	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2011
/s/ Cristina H. Amon Cristina H. Amon	Director	February 18, 2011
/s/ Robert R. Anderson Robert R. Anderson	Director	February 22, 2011
/s/ Gregory R. Beecher Gregory R. Beecher	Director	February 25, 2011
/s/ Richard S. Chute Richard S. Chute	Director	February 18, 2011
/s/ Peter R. Hanley Peter R. Hanley	Director	February 18, 2011
/s/ Hans-Jochen Kahl Hans-Jochen Kahl	Director	February 19, 2011
/s/ Louis P. Valente Louis P. Valente	Director	February 22, 2011