Form 10-Q
period 2011-03-31
MKS INSTRUMENTS INC
filed 2011-05-06
CIK 1049502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
     (MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 30, 2011 the registrant had 52,264,426 shares of common stock outstanding.

MKS INSTRUMENTS, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
MKS INSTRUMENTS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	March 31, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$259,207	$162,476
Short-term investments	219,913	269,457
Trade accounts receivable, net	155,682	138,181
Inventories	159,843	156,429
Deferred income taxes	13,489	13,775
Other current assets	15,440	12,577

Total current assets	823,574	752,895

Property, plant and equipment, net	68,912	68,976
Long-term marketable securities	1,301	—
Goodwill	140,020	140,020
Intangible assets, net	1,493	1,743
Other assets	14,019	18,779

Total assets	$1,049,319	$982,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$1,511	$—
Accounts payable	34,856	36,427
Accrued compensation	24,895	29,944
Income taxes payable	13,077	5,347
Other current liabilities	35,713	37,968

Total current liabilities	110,052	109,686

Other liabilities	27,823	25,688
Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, no par value, 200,000,000 shares authorized; 52,235,202 and 50,648,601 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	113	113
Additional paid-in capital	694,355	663,792
Retained earnings	201,636	171,356
Accumulated other comprehensive income	15,340	11,778

Total stockholders’ equity	911,444	847,039

Total liabilities and stockholders’ equity	$1,049,319	$982,413

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Net revenues:
Products	$207,447	$171,071
Services	24,404	21,095

Total net revenues	231,851	192,166
Cost of revenues:
Cost of products	111,215	94,139
Cost of services	14,275	12,532

Total cost of revenues	125,490	106,671

Gross profit	106,361	85,495

Research and development	16,896	15,675
Selling, general and administrative	32,707	27,812
Amortization of intangible assets	250	469
Gain on sale of assets	—	(682)

Income from operations	56,508	42,221
Interest income	276	347
Interest expense	5	22

Income from continuing operations before income taxes	56,779	42,546
Provision for income taxes	18,736	13,548

Income from continuing operations	38,043	28,998
Income from discontinued operations, net of taxes	—	227

Net income	$38,043	$29,225

Basic income per share:
Continuing operations	$0.74	$0.58
Discontinued operations	—	0.01

Net income	$0.74	$0.59

Diluted income per share:
Continuing operations	$0.73	$0.57
Discontinued operations	—	0.01

Net income	$0.73	$0.58

Cash dividends paid per common share	$0.15	$—

Weighted average common shares outstanding:
Basic	51,407	49,601

Diluted	52,386	50,600

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Cash flows from operating activities:
Net income	$38,043	$29,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,177	3,830
Stock-based compensation	3,092	2,137
Provision for excess and obsolete inventory	3,066	1,925
Deferred income taxes	2,993	506
Excess tax benefits from stock-based compensation	(5,032)	(80)
Other	(289)	(797)
Changes in operating assets and liabilities:
Trade accounts receivable	(16,838)	(40,850)
Inventories	(5,984)	(10,907)
Income taxes	12,161	10,570
Other current assets	(1,048)	(145)
Accrued expenses and other current liabilities	(4,847)	10,581
Accounts payable	(1,726)	10,722

Net cash provided by operating activities	26,768	16,717

Cash flows from investing activities:
Purchases of short-term and long-term available-for-sale investments	(103,721)	(73,470)
Maturities, sales and settlements of short-term and long-term available-for-sale investments	152,514	81,808
Purchases of property, plant and equipment	(2,331)	(3,274)
Proceeds from sale of assets	4	2,113
Other	(35)	190

Net cash provided by investing activities	46,431	7,367

Cash flows from financing activities:
Proceeds from short-term borrowings	2,988	39,454
Payments on short-term borrowings	(1,462)	(42,717)
Net proceeds (payments) related to employee stock awards	22,672	(2,593)
Dividend payment to common stockholders	(7,763)	—
Excess tax benefit from stock-based compensation	5,032	80

Net cash provided by (used in) financing activities	21,467	(5,776)

Effect of exchange rate changes on cash and cash equivalents	2,065	(1,012)

Increase in cash and cash equivalents	96,731	17,296
Cash and cash equivalents at beginning of period	162,476	111,009

Cash and cash equivalents at end of period	$259,207	$128,305

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
1)	Basis of Presentation
The terms “MKS” and the “Company” refer to MKS Instruments, Inc. and its subsidiaries. The interim financial data as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 are unaudited; however, in the opinion of MKS, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The consolidated balance sheet presented as of December 31, 2010 has been derived from the audited consolidated financial statements as of that date. The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by United States generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the MKS Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on February 25, 2011.
The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, stock-based compensation, inventory, intangible assets, goodwill and other long-lived assets, acquisition expenses, income taxes and investments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
2)	Recently Issued Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that establishes new accounting and reporting provisions for arrangements including multiple revenue-generating activities. This guidance provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this guidance also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this guidance are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. The Company adopted the new guidance in the first quarter of 2011, and the adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.
In October 2009, the FASB issued guidance that changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance includes factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this guidance are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. The Company adopted the new guidance in the first quarter of 2011, and the adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.
3)	Cash and Cash Equivalents and Investments
The fair value of short-term available-for-sale investments with maturities or estimated lives of less than one year consists of the following:

	March 31, 2011	December 31, 2010

Time deposits and drafts	$1,072	$15,716
Equity mutual funds	510	491
U.S. agency obligations	218,331	253,250

	$219,913	$269,457

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)
The fair value of long-term available-for-sale investments with maturities or estimated lives of more than one year consists of the following:

	March 31, 2011	December 31, 2010

U.S. agency obligations	$1,301	$—

The following tables show the gross unrealized gains and (losses) aggregated by investment category:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value

As of March 31, 2011:
Money market funds	$19,771	$—	$—	$19,771
Time deposits and drafts	30,107	—	—	30,107
Equity mutual funds	659	—	(149)	510
U.S. agency obligations	327,554	73	(8)	327,619

	$378,091	$73	$(157)	$378,007

Reported as follows:
Cash and cash equivalents (1)	$156,791	$2	$—	$156,793
Short-term investments	220,000	70	(157)	219,913
Long-term marketable securities	1,300	1	—	1,301

	$378,091	$73	$(157)	$378,007

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value

As of December 31, 2010:
Money market funds	$7,032	$—	$—	$7,032
Time deposits and drafts	18,554	—	—	18,554
Equity mutual funds	659	—	(168)	491
U.S. agency obligations	298,034	42	(35)	298,041

	$324,279	$42	$(203)	$324,118

Reported as follows:
Cash and cash equivalents (1)	$54,664	$—	$(3)	$54,661
Short-term investments	269,615	42	(200)	269,457

	$324,279	$42	$(203)	$324,118

(1)	The cash and cash equivalent amounts presented in the tables above do not include cash amounts of $102,414,000 and $107,815,000 as of March 31, 2011 and December 31, 2010, respectively.
Interest income is accrued as earned. Dividend income is recognized as income on the date the stock trades “ex-dividend.” The cost of marketable securities sold is determined by the specific identification method and realized gains or losses are reflected in income and were not material for the three months ended March 31, 2011 and 2010, respectively.
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
The fair value measurement guidance establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance describes three levels of inputs that may be used to measure fair value:

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)

Level 1	Quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 assets and liabilities include money market funds and debt and equity securities.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain time deposits, time drafts and non-exchange traded derivative contracts.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.
The following tables provide a summary of assets and liabilities of the Company measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets		Significant
		for Identical	Significant Other	Unobservable
		Assets	Observable	Inputs
Description	March 31, 2011	(Level 1)	Inputs (Level 2)	(Level 3)

Assets:
Available-for-sale securities:
Money market funds	$19,771	$19,771	$—	$—
Time deposits and drafts	30,107	—	30,107	—
Equity mutual funds	510	510	—	—
U.S. agency obligations	327,619	327,619	—	—
Derivatives — currency forward contracts	343	—	343	—

Total assets	$378,350	$347,900	$30,450	$—

Liabilities:

Derivatives — currency forward contracts	$2,746	$—	$2,746	$—

Reported as follows:
Assets:
Cash and cash equivalents	$156,793	$127,758	$29,035	$—
Short-term investments	219,913	218,841	1,072	—
Long-term marketable securities	1,301	1,301	—	—
Other current assets	343	—	343	—

	$378,350	$347,900	$30,450	$—

Liabilities:

Other current liabilities	$2,746	$—	$2,746	$—

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
		Identical Assets	Observable	Inputs
Description	December 31, 2010	(Level 1)	Inputs (Level 2)	(Level 3)

Assets:
Available-for-sale securities:
Money market funds	$7,032	$7,032	$—	$—
Time deposits and drafts	18,554	—	18,554	—
Equity mutual funds	491	491	—	—
U.S. agency obligations	298,041	298,041	—	—
Derivatives — currency forward contracts	369	—	369	—

Total assets	$324,487	$305,564	$18,923	$—

Liabilities:

Derivatives — currency forward contracts	$3,463	$—	$3,463	$—

Reported as follows:
Assets:
Cash and cash equivalents	$54,661	$51,823	$2,838	$—
Short-term investments	269,457	253,741	15,716	—
Other current assets	369	—	369	—

	$324,487	$305,564	$18,923	$—

Liabilities:

Other current liabilities	$3,463	$—	$3,463	$—

Money market funds
As of March 31, 2011 and December 31, 2010, this asset class consisted mainly of a money market portfolio that comprises Federal government and U.S. Treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets.
Time deposits and drafts
As of March 31, 2011, this asset class consisted primarily of time deposits denominated in the Euro currency and time drafts guaranteed by a financial institution. As of December 31, 2010, this asset class consisted of time deposits denominated in the Euro currency. The asset class is valued using other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities and are classified within Level 2 of the fair value hierarchy.
Equity mutual funds
As of March 31, 2011 and December 31, 2010, this asset class consisted of certain U.S. and international equity mutual funds, classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in an active market for identical assets. The equity mutual funds are associated with the Company’s supplemental defined contribution retirement obligations.
U.S. agency obligations
As of March 31, 2011 and December 31, 2010, this asset class consisted of U.S. agency obligations classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in an active market for identical assets.
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
The Company hedges a portion of its forecasted foreign currency denominated intercompany sales of inventory, over a maximum period of eighteen months, using forward foreign exchange contracts accounted for as cash-flow hedges related to Japanese, South Korean, British and European currencies. To the extent these derivatives are effective in off-setting the variability of the hedged cash flows, and otherwise meet the hedge accounting criteria, changes in the derivatives’ fair value are not included in current earnings but are included in other comprehensive income (“OCI”) in stockholders’ equity. These changes in fair value will subsequently be reclassified into earnings, as applicable, when the forecasted transaction occurs. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period it occurs. The cash flows resulting from forward exchange contracts are classified in the consolidated statements of cash flows as part of cash flows from operating activities. The Company does not enter into derivative instruments for trading or speculative purposes.
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
As of March 31, 2011 and December 31, 2010, the Company had outstanding forward foreign exchange contracts with gross notional values of $75,896,000 and $87,666,000, respectively. The following tables provide a summary of the primary net hedging positions and corresponding fair values held as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	Gross Notional
Currency Hedged (Buy/Sell)	Value	Fair Value (1)

U.S. Dollar/Japanese Yen	$36,487	$(1,232)
U.S. Dollar/South Korean Won	24,225	(956)
U.S. Dollar/Euro	8,553	(175)
U.S. Dollar/U.K. Pound Sterling	6,631	(40)

Total	$75,896	$(2,403)

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)

	December 31, 2010
	Gross Notional
Currency Hedged (Buy/Sell)	Value	Fair Value (1)
U.S. Dollar/Japanese Yen	$50,104	$(2,876)
U.S. Dollar/South Korean Won	27,574	(563)
U.S. Dollar/Euro	6,934	305
U.S. Dollar/U.K. Pound Sterling	3,054	40

Total	$87,666	$(3,094)

(1) Represents the net receivable (payable) amount included in the consolidated balance sheets.
The following table provides a summary of the fair value amounts of the Company’s derivative instruments:

Derivatives Designated as Hedging Instruments	March 31, 2011	December 31, 2010
Derivative assets:
Forward exchange contracts	$343	$369
Derivative liabilities:
Forward exchange contracts	(2,746)	(3,463)

Total net derivative liability designated as hedging instruments (1)	$(2,403)	$(3,094)

(1)	The derivative asset of $343,000 and derivative liability of $2,746,000 are classified in other current assets and other current liabilities, respectively, in the consolidated balance sheet as of March 31, 2011. The derivative asset of $369,000 and derivative liability of $3,463,000 are classified in other current assets and other current liabilities, respectively, in the consolidated balance sheet as of December 31, 2010.
The following table provides a summary of the gains (losses) on derivatives designated as hedging instruments:

	Three Months Ended
Derivatives Designated as Cash Flow Hedging Relationships	March 31,
	2011	2010
Forward exchange contracts:
Net (loss) gain recognized in OCI (1)	$(162)	$481
Net loss reclassified from OCI into income (2)	(526)	(138)

(1)	Net change in the fair value of the effective portion classified in OCI.

(2)	Effective portion classified in selling, general and administrative.
6) Inventories
Inventories consist of the following:

	March 31, 2011	December 31, 2010

Raw material	$82,740	$82,012
Work-in-process	22,766	21,891
Finished goods	54,337	52,526

	$159,843	$156,429

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
As of October 31, 2010, the Company performed its annual impairment assessment of goodwill and determined that no impairment charges were required, as the fair value of each reporting unit exceeded its book value.
The changes in the carrying amount of goodwill and accumulated impairment losses during the three months ended March 31, 2011 and the twelve months ended December 31, 2010 were as follows:

	2011			2010
	Gross	Accumulated		Gross	Accumulated
	Carrying	Impairment		Carrying	Impairment
	Amount	Loss	Net	Amount	Loss	Net

Beginning balance at January 1	$279,434	$(139,414)	$140,020	$337,765	$(193,254)	$144,511
Acquired goodwill (1)	—	—	—	2,292	—	2,292
Sale of discontinued operations (2)	—	—	—	(60,623)	53,840	(6,783)

Ending balance at March 31, 2011 and December 31, 2010	$279,434	$(139,414)	$140,020	$279,434	$(139,414)	$140,020

(1)	In 2010, the Company purchased a technology company for $2,447,000 to enhance its product portfolio. The Company recorded $2,292,000 of goodwill in connection with the acquisition.

(2)	In 2010, the Company sold its Ion business and assets of its YDI business and as a result charged the related net goodwill to the gain on sale of discontinued operations.
Intangible Assets
Components of the Company’s acquired intangible assets are comprised of the following:

		Accumulated
	Gross	Amortization	Net

As of March 31, 2011:
Completed technology	$76,829	$(76,382)	$447
Customer relationships	8,940	(8,156)	784
Patents, trademarks, trade names and other	24,638	(24,376)	262

	$110,407	$(108,914)	$1,493

		Accumulated
	Gross	Amortization	Net

As of December 31, 2010
Completed technology	$76,829	$(76,230)	$599
Customer relationships	8,940	(8,083)	857
Patents, trademarks, trade names and other	24,638	(24,351)	287

	$110,407	$(108,664)	$1,743

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)
Aggregate amortization expense related to acquired intangibles for the three months ended March 31, 2011 and 2010 were $250,000 and $469,000, respectively. Estimated amortization expense for each of the three remaining fiscal years is as follows:

Year	Amount
2011 (remaining)	$738
2012	389
2013	366
8) Debt
The Company’s Japanese subsidiary has lines of credit and short-term borrowing arrangements with two financial institutions which provide for aggregate borrowings as of March 31, 2011 of up to an equivalent of $30,164,000 U.S. dollars, which generally expire and are renewed at three month intervals. At March 31, 2011 total borrowings outstanding under these arrangements were $1,511,000 at an interest rate of 1.475%. There were no borrowings outstanding at December 31, 2010.
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
Product warranty activities were as follows:

	Three Months Ended March 31,
	2011	2010

Balance at January 1	$9,865	$6,560
Provision for product warranties	1,986	1,628
Direct charges to warranty liability	(1,898)	(967)

Balance at March 31	$9,953	$7,221

10) Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2011 and 2010 was 33.0% and 31.8%, respectively. The effective tax rates for the three months ended March 31, 2011 and 2010 and the related income tax provisions were lower than the U.S. statutory tax rate primarily due to geographic mix of income and profits earned by the Company’s international subsidiaries being taxed at rates lower than the U.S. statutory rate.
At March 31, 2011, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $15,996,000. At December 31, 2010, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $15,270,000. The net increase from December 31, 2010 was primarily attributable to an increase in reserves for existing uncertain tax positions. If these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of $12,789,000, excluding interest and penalties, would impact the Company’s effective tax rate. The Company accrues interest expense and, if applicable, penalties for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. At March 31, 2011 and December 31, 2010, the Company had accrued interest on unrecognized tax benefits of approximately $1,138,000 and $986,000, respectively.
The Company and its subsidiaries are subject to examination by federal, state and foreign tax authorities. The statute of limitations for the Company’s tax filings varies by tax jurisdiction between fiscal years 2001 through present.

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)
While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from the Company’s accrued positions as a result of uncertain and complex application of tax regulations. Additionally, the recognition and measurement of certain tax benefits include estimates and judgment by management and inherently includes subjectivity. Accordingly, the Company could record additional provisions or benefits due to U.S. federal, state, and foreign tax-related matters in the future as it revises estimates or settles or otherwise resolves the underlying matters.
11) Discontinued Operations
During the second quarter of 2010, the Company executed a plan to divest two product lines, as their growth potential no longer met the Company’s long-term strategic objectives. The Company completed the sale of Ion on May 17, 2010 for $15,092,000 of net cash proceeds after expenses and recorded a pre-tax gain on the sale of $4,208,000. The Company completed the sale of the assets of its YDI business on August 11, 2010 for $490,000 of net cash proceeds after expenses and recorded a pre-tax gain on the sale of $224,000.
The two product lines have been accounted for as discontinued operations. Accordingly, their results of operations have been reclassified to discontinued operations in the consolidated statements of operations for all periods presented. The assets and liabilities of these discontinued businesses have not been reclassified or segregated in the consolidated balance sheets or consolidated statements of cash flows due to their immaterial amounts. Net revenues and income from discontinued operations for the three months ended March 31, 2011 and 2010 are below:

	Three Months Ended March 31,
	2011	2010

Net revenues	$—	$5,903

Income from discontinued operations before income taxes	—	433
Income tax provision	—	206

Income from discontinued operations	$—	$227

12) Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2011	2010
Numerator:
Income from continuing operations	$38,043	$28,998
Income from discontinued operations, net of tax	—	227

Net income	$38,043	$29,225

Denominator:
Shares used in net income per common share — basic	51,407,000	49,601,000
Effect of dilutive securities:
Stock options, restricted stock and employee stock purchase plan	979,000	999,000

Shares used in net income per common share — diluted	52,386,000	50,600,000

Basic income per common share:
Continuing operations	$0.74	$0.58
Discontinued operations	—	0.01

Net income	$0.74	$0.59

Diluted income per common share:
Continuing operations	$0.73	$0.57
Discontinued operations	—	0.01

Net income	$0.73	$0.58

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
As of March 31, 2011, stock options and restricted stock units relating to an aggregate of approximately 1,504,968 shares were outstanding. For the three months ended March 31, 2011, 180,292 shares were excluded from the dilutive computation because the exercise price of the options exceeded the average price per share during the period.
As of March 31, 2010, stock options and restricted stock units relating to an aggregate of approximately 3,737,781 shares were outstanding. For the three months ended March 31, 2010, 1,388,643 shares were excluded from the dilutive computation because the exercise price of the options exceeded the average price per share during the period.
13) Comprehensive Income
Components of comprehensive income were as follows:

	Three Months Ended March 31,
	2011	2010

Net income	$38,043	$29,225
Other comprehensive income (loss):
Changes in value of financial instruments designated as cash flow hedges (net of tax)	394	216
Foreign currency translation adjustments	3,124	(1,968)
Unrealized gain (loss) on investments (net of tax)	48	(35)

Other comprehensive income (loss)	3,566	(1,787)

Total comprehensive income	$41,609	$27,438

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

	Three Months Ended March 31,
	2011	2010

Geographic net revenues:
United States	$110,603	$112,802
Japan	24,639	30,596
Europe	29,704	20,296
Asia (excluding Japan)	66,905	28,472

	$231,851	$192,166

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)

	March 31, 2011	December 31, 2010

Long-lived assets (1):
United States	$53,155	$54,840
Japan	4,048	4,273
Europe	5,139	4,970
Asia (excluding Japan)	8,512	8,597

	$70,854	$72,680

(1) Long-lived assets include property, plant and equipment, net and certain other assets.
The Company groups its products into three product groups. Net product and service revenues for these product groups are as follows:

	Three Months Ended March 31,
	2011	2010

Instruments and Control Systems	$112,136	$89,096
Power and Reactive Gas Products	96,482	85,771
Vacuum Products	23,233	17,299

	$231,851	$192,166

15) Commitments and Contingencies
Brooks Instrument, LLC filed two lawsuits, in one case along with their affiliate BI Products, LLC (collectively with Brooks Instrument, LLC, “Brooks”), against the Company in the United States District Court for the Eastern District of Texas, on April 29, 2010. Brooks also filed one lawsuit against the Company in the United States District Court for the District of Massachusetts on April 29, 2010. These suits were related to the Company’s digital mass flow controllers and digital pressure sensors. Brooks sought injunctive relief and damages for alleged patent infringement, breach of contract and trade secret violations. None of the lawsuits specified a specific amount of damages. The Company responded to the allegations to deny any wrongdoing. In addition, the Company filed counterclaims against Brooks in the courts where they initially brought suit against the Company, seeking injunctive relief and damages for alleged patent infringement by Brooks, relating to their pressure transient insensitive mass flow controllers. On February 22, 2011, the parties entered into a settlement agreement, resolving all the issues in the cases, and on February 23, 2011, the parties filed stipulated dismissals with the appropriate courts.
The Company is subject to various other legal proceedings and claims, which have arisen in the ordinary course of business.
In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
The Company reviewed its contractual obligations and commercial commitments as of March 31, 2011 and determined that there were no significant changes from the ones set forth in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

MKS INSTRUMENTS, INC.
          ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. When used herein, the words “believes,” “anticipates,” “plans,” “expects,” “estimates,” “would,” “will,” “intends” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect management’s current opinions and are subject to certain risks and uncertainties that could cause results to differ materially from those stated or implied. While we may elect to update forward looking statements at some point in the future, we specifically disclaim any obligation to do so even if our estimates or expectations change. Risks and uncertainties include, but are not limited to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 in the section entitled “Risk Factors” as referenced in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.
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
          We have a diverse base of customers that includes manufacturers of semiconductor capital equipment and semiconductor devices, thin film capital equipment used in the manufacture of flat panel displays, LEDs, solar cells, data storage media, and other coating applications; and other industrial, medical, pharmaceutical manufacturing, energy generation, environmental monitoring and other advanced manufacturing companies, as well as university, government and industrial research laboratories. For the three months ended March 31, 2011 and the full year ended December 31, 2010, we estimate that 59% and 64% of our net sales, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers. We expect that sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers will continue to account for a substantial portion of our sales.
          During 2010, we executed a plan to divest two product lines, as their growth potential no longer met our long-term strategic objectives. We completed the sale of Ion Systems, Inc. (“Ion”) during the second quarter of 2010 and the sale of the assets of the Yield Dynamics, LLC (“YDI”) business during the third quarter of 2010 and received total net proceeds of $15.6 million. The results of operations of the two product lines have been classified as discontinued operations in the consolidated statements of operations for the three months ended March 31, 2010. The assets and liabilities of these discontinued product lines have not been reclassified and segregated in the consolidated balance sheets or consolidated statements of cash flows due to their immaterial amounts.
          We have seen a continued improvement in the global economy since late 2009, which has contributed to an increase in our business, financial condition and results of operations for the three months ended March 31, 2011 compared to the same period for the prior year. As a result of the improved global economy, our net revenues to semiconductor capital equipment manufacturers and semiconductor device manufacturers increased 13% for the three months ended March 31, 2011 compared to the same period for the prior year. Although our business levels have increased since 2009, the semiconductor capital equipment industry is subject to rapid demand shifts, which are difficult to predict, and we are uncertain as to the timing or extent of further increased demand or any future weakness in the semiconductor capital equipment industry.
          Our net revenues sold to other advanced markets, which exclude semiconductor capital equipment and semiconductor device product applications, increased 34% for the three months ended March 31, 2011 compared to the same period for the prior year. The increase was mainly due to product revenues from a thin film solar customer in China. These advanced and growing markets include LED, medical, biopharm, environmental, thin films, solar and other markets and we anticipate that these markets will continue to grow and will represent a larger portion of our revenue.

     A significant portion of our net sales is to operations in international markets. International net sales include sales by our foreign subsidiaries, but exclude direct export sales. For the three months ended March 31, 2011 and the year ended December 31, 2010, international net sales accounted for approximately 52% and 43% of our net sales, respectively. A significant portion of our international net sales were in Japan and China. We expect that international net sales will continue to represent a significant percentage of our total net sales.
Critical Accounting Policies and Estimates
     The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. There have been no material changes in our critical accounting policies since December 31, 2010. For further information, please see the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2010 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”
Results of Operations
     The following table sets forth, for the periods indicated, the percentage of total net revenues of certain line items included in MKS’ consolidated statements of operations data.

	Three Months Ended March 31,
	2011	2010

Net revenues:
Product	89.5%	89.0%
Services	10.5	11.0

Total net revenues	100.0	100.0
Cost of revenues:
Cost of product revenues	48.0	49.0
Cost of service revenues	6.1	6.5

Total cost of revenues	54.1	55.5

Gross profit	45.9	44.5
Research and development	7.3	8.2
Selling, general and administrative	14.1	14.5
Amortization of intangible assets	0.1	0.2
Gain on sale of assets	—	(0.4)

Income from operations	24.4	22.0
Interest income, net	0.1	0.2

Income from continuing operations before income taxes	24.5	22.2
Provision for income taxes	8.1	7.1

Income from continuing operations	16.4	15.1
Income from discontinued operations, net of taxes	—	0.1

Net income	16.4%	15.2%

Net Revenues (dollars in millions)

	Three Months Ended March 31,
	2011	2010	% Change

Net Revenues:
Product	$207.5	$171.1	21.3%
Service	24.4	21.1	15.7

Total net revenues	$231.9	$192.2	20.7%

     Product revenues increased $36.4 million during the three months ended March 31, 2011, compared to the same period for the prior year. We have seen a continued recovery in the global economy since late 2009 which has contributed to an increase in demand for our products in many of the markets we serve. Our increase in overall product revenues is primarily due to the increase in our net revenues sold to other advanced markets, which exclude semiconductor capital equipment and semiconductor device product applications. The product revenues to these customers increased by $22.0 million or 33.5% compared to the same period for the prior year. The product revenues related to our semiconductor capital equipment manufacturer and semiconductor device manufacturer customers increased by $14.3 million or 13.6% during the three months ended March 31, 2011, compared to the same period for the prior year. The increase in demand in our other markets included the LED, biopharm, environmental, thin films, solar and other markets.

     Service revenues consisted mainly of fees for services relating to the maintenance and repair of our products, software maintenance, installation services and training. Service revenues increased $3.3 million or 15.7% during the three months ended March 31, 2011, compared to the same period for the prior year, as a result of the continued improvement in the global economy and an increase in product sales.
     Total international net revenues, including product and service, were $121.2 million for the three months ended March 31, 2011, or 52.3% of net revenues compared to $79.4 million for the three months ended March 31, 2010, or 41.3% of net revenues. The increases are due to a general increase in worldwide demand from many of the markets we serve as a result of continued improvement in the global economy. A significant portion of this increase was due to product revenues from a thin film solar customer in China.
Gross Profit

	Three Months Ended March 31,
	2011	2010	% Points Change

Gross profit as percentage of net revenues:
Product	46.4%	45.0%	1.4%
Service	41.5	40.6	0.9

Total gross profit percentage	45.9%	44.5%	1.4%

     Gross profit on product revenues increased by 1.4 percentage points for the three months ended March 31, 2011, compared to the same period for the prior year. The increase is due to an increase of 2.8 percentage points due to favorable product mix, an increase in product revenue volumes which accounted for 0.9 percentage points since a portion of our overhead costs are fixed and an increase of 0.4 percentage points from favorable foreign exchange fluctuations. These increases were partially offset by 2.1 percentage points due to higher overhead spending and 0.7 percentage points related to higher excess and obsolete inventory related net charges. The higher overhead spending is due to higher salary and fringe related costs for additional personnel due to the higher business levels and an increase in incentive compensation.
     Cost of service revenues consists primarily of costs of providing services for repair and training which includes salaries and related expenses and other fixed costs. Service gross profit increased by 0.9 percentage points for the three months ended March 31, 2011, compared to the same period for the prior year. The increase is mainly a result of higher service revenues since a portion of our overhead costs are fixed.
Research and Development (dollars in millions)

	Three Months Ended March 31,
	2011	2010	% Change

Research and development expenses	$16.9	$15.7	7.8%
     Research and development expense increased $1.2 million during the three months ended March 31, 2011, compared to the same period for the prior year. The increase includes a $1.3 million increase in compensation expense and a $0.4 million increase in patent and other legal related costs offset by a $0.5 million decrease in spending on project materials. The increase in compensation expense is due to higher salary costs for additional personnel and an increase in stock-based compensation costs. In addition, compensation costs increased as fringe related costs were higher as a result of increased taxes related to an incentive compensation payment and the restoration in the second quarter of 2010 of the employer match portion of the 401(k) profit-sharing plan and employee stock purchase plans.
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
Selling, General and Administrative (dollars in millions)

	Three Months Ended March 31,
	2011	2010	% Change

Selling, general and administrative expenses	$32.7	$27.8	17.6%
     Selling, general and administrative expenses increased $4.9 million for the three months ended March 31, 2011, compared to the same period for the prior year. The increase includes a $2.4 million increase in compensation expense, a $2.0 million increase in consulting and professional fees, a $0.3 million increase in travel related expenses and a $0.2 million increase in the provision for uncollectable accounts offset by a $0.3 million decrease in depreciation expense. The increase in compensation expense is due to higher salary costs for additional personnel and an increase in stock-based compensation costs. In addition, fringe related costs increased as a result of increased taxes related to an incentive compensation payment and the restoration in the second quarter of 2010 of the employer match portion of the 401(k) profit-sharing plan and employee stock purchase plans.
Amortization of Intangible Assets (dollars in millions)

	Three Months Ended March 31,
	2011	2010	% Change

Amortization of intangible assets	$0.3	$0.5	(46.7)%
     Amortization expense for the three months ended March 31, 2011 decreased $0.2 million, compared to the same period for the prior year, as certain intangible assets became fully amortized during 2010.
Gain on Sale of Assets (dollars in millions)

	Three Months Ended March 31,
	2011	2010	% Change

Gain on sale of assets	$—	$0.7	(100.0)%
     During the first quarter of 2010, we sold two vacated facilities for proceeds of $2.1 million and recorded a $0.7 million net gain on these sales.
Interest Income, Net (dollars in millions)

	Three Months Ended March 31,
	2011	2010	% Change

Interest income, net	$0.3	$0.3	(16.6)%
     Interest income, net decreased modestly in the three months ended March 31, 2011 compared to the same period for the prior year, mainly related to lower interest rates compared to the same period for the prior year.
Provision for Income Taxes (dollars in millions)

	Three Months Ended March 31,
	2011	2010

Provision for income taxes	$18.7	$13.5
     Our effective tax rate for the three months ended March 31, 2011 and 2010 was 33.0% and 31.8%, respectively. The first quarter 2011 and 2010 effective tax rates and the related income tax provisions were lower than the U.S. statutory tax rate primarily due to geographic mix of income and profits earned by our international subsidiaries being taxed at rates lower than the U.S. statutory rate.
     At March 31, 2011, our total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $16.0 million. At December 31, 2010, our total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $15.3 million. The net increase from December 31, 2010 was primarily attributable to an increase in reserves for existing uncertain tax positions. If these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of $12.8 million, excluding interest and penalties, would impact our effective tax rate. We accrue interest expense and, if applicable, penalties for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. At March 31, 2011 and December 31, 2010, we had accrued interest on unrecognized tax benefits of approximately $1.1 million and $1.0 million, respectively.
          We and our subsidiaries are subject to examination by federal, state and foreign tax authorities. The statute of limitations for our tax filings varies by tax jurisdiction between fiscal years 2001 through present.
          Our future effective income tax rate depends on various factors, such as tax legislation and the geographic composition of our pre-tax income. We monitor these factors and timely adjust our effective tax rate accordingly. Additionally, the effective tax rate could be adversely affected by changes in the valuation of deferred tax assets and liabilities. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate sufficient future taxable income in the United States. While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from our accrued positions as a result of uncertain and complex application of tax regulations. Additionally, the recognition and measurement of certain tax benefits include estimates and judgment by management and inherently includes subjectivity. Accordingly, we could record additional provisions or benefits due to U.S. federal, state, and foreign tax-related matters in the future as we revise estimates or settle or otherwise resolve the underlying matters.
Discontinued Operations

	Three Months Ended March 31,
	2011	2010

Income from discontinued operations, net of taxes	$—	$0.2
     During 2010, we divested two product lines as their growth potential no longer met our long-term strategic objectives. We completed the sale of Ion on May 17, 2010 and the sale of the assets of our YDI business on August 11, 2010 for a total of $15.6 million of net cash proceeds after expenses and recorded a $4.4 million pre-tax gain on the combined sales.
          The two product lines have been accounted for as discontinued operations. Accordingly, their results of operations have been reclassified to discontinued operations in the consolidated statements of operations for 2010. The assets and liabilities of these discontinued product lines have not been reclassified or segregated in the consolidated statements of cash flows due to their immaterial amounts.
Liquidity and Capital Resources
          Cash, cash equivalents, long-term and short-term investments totaled $480.4 million at March 31, 2011 compared to $431.9 million at December 31, 2010. This increase was mainly attributable to our net cash provided by operating activities as a result of our net income, net proceeds related to employee stock awards, partially offset by a dividend payment to our common shareholders and capital expenditures.
          Net cash provided by operating activities of $26.8 million for the three months ended March 31, 2011, resulted mainly from net income of $38.0 million and non-cash charges of $9.3 million, partially offset by an $18.3 million change in working capital and a $5.0 million increase in excess tax benefits from stock-based compensation. The increase in working capital consisted primarily of a $16.8 million increase in trade accounts receivable and a $6.0 million increase in inventory as a result of our increased business levels, partially offset by a $12.2 million increase in income taxes payable as a result of our higher operating income.
          Net cash provided by operating activities of $16.7 million for the three months ended March 31, 2010, resulted mainly from net income of $29.2 million and non-cash charges of $7.9 million, partially offset by a $20.0 million change in working capital. The decrease in working capital consisted primarily of a $40.9 million increase in trade accounts receivable and an increase of $10.9 million of inventory as a result of our increased business levels. The increase in net operating assets was partially offset by an increase of $10.7 million in accounts payable related to inventory purchases to support our increased business levels, an increase of $7.0 million in accrued compensation and an increase of $10.6 million in income taxes payable.
          Net cash provided by investing activities of $46.4 million for the three months ended March 31, 2011, resulted primarily from the net sales of $48.8 million of short-term and long-term available-for-sale investments partially offset by $2.3 million in purchases of production related equipment. Net cash provided by investing activities of $7.4 million for the three months ended March 31, 2010, resulted from the net sales of $8.3 million of short-term available-for-sale investments and proceeds of $2.1 million from the sale of two vacated facilities, partially offset by $3.3 million in purchases of production-related equipment.
          Net cash provided by financing activities was $21.5 million for the three months ended March 31, 2011 and consisted primarily of $27.8 million cash received from the exercise of previously issued stock options and $5.0 million from excess tax benefits from stock-based compensation. These increases were partially offset by $5.1 million in taxes paid upon the vesting of restricted stock units and a $7.8 million dividend payment to common stockholders. Net cash used in financing activities was $5.8 million for the three months ended March 31, 2010 and consisted primarily of $3.3 million in net payments on short-term borrowings and $2.6 million related to stock-based compensation.

          Our Japanese subsidiary has lines of credit and short-term borrowing arrangements with two financial institutions which provide for aggregate borrowings as of March 31, 2011 of up to an equivalent of $30.2 million U.S. dollars, which generally expire and are renewed at three month intervals. At March 31, 2011 total borrowings outstanding under these arrangements were $1.5 million at an interest rate of 1.475%. There were no borrowings outstanding at December 31, 2010.
          On May 2, 2011, our Board of Directors authorized a quarterly cash dividend of $0.15 per share, payable on June 17, 2011 to shareholders of record as of June 1, 2011.
          On February 1, 2011, our Board of Directors authorized a quarterly cash dividend of $0.15 per share, payable on March 18, 2011 to shareholders of record as of March 1, 2011. Our cash payment for the dividend on March 18, 2011 was $7.8 million. Future dividend declarations, as well as the record and payment dates for such dividends, are subject to the final determination of our Board of Directors.
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
Recently Issued Accounting Pronouncements
          In October 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that establishes new accounting and reporting provisions for arrangements including multiple revenue-generating activities. This guidance provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this guidance also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this guidance are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. We adopted the new guidance in the first quarter of 2011 and the adoption did not have a material impact on our financial position, results of operations, or cash flows.
          In October 2009, the FASB issued guidance that changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance includes factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this guidance are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. We adopted the new guidance in the first quarter of 2011 and the adoption did not have a material impact on our financial position, results of operations, or cash flows.
          ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          Information concerning market risk is contained in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on February 25, 2011. As of March 31, 2011, there were no material changes in our exposure to market risk from December 31, 2010.

          ITEM 4. CONTROLS AND PROCEDURES.
          Evaluation of Disclosure Controls and Procedures
          Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.
          Changes in Internal Control over Financial Reporting
          There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
          ITEM 1A. RISK FACTORS.
          Information regarding risk factors affecting the Company’s business are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 in the section entitled “Risk Factors.” There have been no material changes from the risks disclosed therein.

ITEM 6. EXHIBITS.

Exhibit No.	Exhibit Description
3.1(1)	Restated Articles of Organization

3.2(2)	Articles of Amendment, as filed with the Secretary of State of Massachusetts on May 18, 2001

3.3(3)	Articles of Amendment, as filed with the Secretary of State of Massachusetts on May 16, 2002

3.4(4)	Amended and Restated By-Laws

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from MKS Instruments, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language):

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

MKS INSTRUMENTS, INC.
May 6, 2011	By:	/s/ Seth H. Bagshaw
Seth H. Bagshaw
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)