Form 10-Q
period 2011-06-30
MKS INSTRUMENTS INC
filed 2011-08-05
CIK 1049502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 29, 2011 the registrant had 52,460,897 shares of common stock outstanding.

MKS INSTRUMENTS, INC.
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Consolidated Balance Sheets — June 30, 2011 and December 31, 2010	3

Consolidated Statements of Operations — Three and six months ended June 30, 2011 and 2010	4

Consolidated Statements of Cash Flows — Six months ended June 30, 2011 and 2010	5

Notes to Unaudited Consolidated Financial Statements	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24

ITEM 4. CONTROLS AND PROCEDURES	25

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	25

ITEM 1A. RISK FACTORS	25

ITEM 6. EXHIBITS	25

SIGNATURES

EXHIBIT INDEX
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
MKS INSTRUMENTS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	June 30, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$226,538	$162,476
Short-term investments	269,749	269,457
Trade accounts receivable, net	150,980	138,181
Inventories	164,450	156,429
Deferred income taxes	13,872	13,775
Other current assets	24,120	12,577

Total current assets	849,709	752,895

Property, plant and equipment, net	69,653	68,976
Long-term marketable securities	5,277	—
Goodwill	140,020	140,020
Intangible assets, net	1,243	1,743
Other assets	14,713	18,779

Total assets	$1,080,615	$982,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$619	$—
Accounts payable	33,754	36,427
Accrued compensation	29,201	29,944
Income taxes payable	490	5,347
Other current liabilities	37,919	37,968

Total current liabilities	101,983	109,686

Other liabilities	29,666	25,688
Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, no par value, 200,000,000 shares authorized; 52,439,231 and 50,648,601 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	113	113
Additional paid-in capital	699,458	663,792
Retained earnings	232,372	171,356
Accumulated other comprehensive income	17,023	11,778

Total stockholders’ equity	948,966	847,039

Total liabilities and stockholders’ equity	$1,080,615	$982,413

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net revenues
Products	$198,737	$198,930	$406,184	$370,001
Services	25,750	21,717	50,154	42,812

Total net revenues	224,487	220,647	456,338	412,813
Cost of revenues
Cost of products	105,086	111,117	216,301	205,256
Cost of services	14,413	12,211	28,688	24,743

Total cost of revenues	119,499	123,328	244,989	229,999

Gross profit	104,988	97,319	211,349	182,814

Research and development	15,582	16,154	32,478	31,829
Selling, general and administrative	31,851	30,902	64,558	58,714
Amortization of intangible assets	250	314	500	783
Gain on sale of asset	—	—	—	(682)

Income from operations	57,305	49,949	113,813	92,170
Interest income	309	284	585	631
Interest expense	—	30	5	52

Income from continuing operations before income taxes	57,614	50,203	114,393	92,749
Provision for income taxes	19,013	17,059	37,749	30,607

Income from continuing operations	38,601	33,144	76,644	62,142
Income from discontinued operations, net of taxes	—	5,633	—	5,860

Net income	$38,601	$38,777	$76,644	$68,002

Basic income per share:
Continuing operations	$0.74	$0.66	$1.48	$1.24
Discontinued operations	—	0.11	—	0.12

Net income	$0.74	$0.77	$1.48	$1.36

Diluted income per share:
Continuing operations	$0.73	$0.65	$1.46	$1.22
Discontinued operations	—	0.11	—	0.12

Net income	$0.73	$0.76	$1.46	$1.34

Cash dividends per common share	$0.15	$—	$0.30	$—

Weighted average common shares outstanding:
Basic	52,346	50,067	51,877	49,834

Diluted	52,906	50,870	52,646	50,735

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010

Cash flows from operating activities:
Net income	$76,644	$68,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,374	7,037
Stock-based compensation	6,048	4,310
Provision for excess and obsolete inventory	6,458	4,926
Gain on disposal of discontinued operations	—	(4,228)
Deferred income taxes	2,485	2,280
Excess tax benefits from stock-based compensation	(5,218)	(640)
Other	299	(722)
Changes in operating assets and liabilities:
Trade accounts receivable	(10,953)	(57,994)
Inventories	(12,880)	(28,280)
Income taxes	(365)	3,519
Other current assets	(9,885)	(696)
Accrued expenses and other current liabilities	2,614	27,700
Accounts payable	(2,897)	13,959

Net cash provided by operating activities	58,724	39,173

Cash flows from investing activities:
Purchases of short-term and long-term available-for-sale investments	(197,574)	(111,767)
Maturities, sales and settlements of short-term and long-term available-for-sale investments	192,944	104,544
Purchases of property, plant and equipment	(6,265)	(6,627)
Proceeds from sale of assets	4	2,113
Net proceeds from sales of discontinued operations	—	15,097
Other	(170)	(1,438)

Net cash (used in) provided by investing activities	(11,061)	1,922

Cash flows from financing activities:
Proceeds from short-term borrowings	13,404	71,795
Payments on short-term borrowings	(12,791)	(72,319)
Net proceeds related to employee stock-based compensation	24,662	2,265
Dividend payments to common stockholders	(15,628)	—
Excess tax benefits from stock-based compensation	5,218	640

Net cash provided by financing activities	14,865	2,381

Effect of exchange rate changes on cash and cash equivalents	1,534	(2,963)

Increase in cash and cash equivalents	64,062	40,513
Cash and cash equivalents at beginning of period	162,476	111,009

Cash and cash equivalents at end of period	$226,538	$151,522

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Tables in thousands, except share and per share data)
1)	Basis of Presentation
The terms “MKS” and the “Company” refer to MKS Instruments, Inc. and its subsidiaries. The interim financial data as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 are unaudited; however, in the opinion of MKS, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The consolidated balance sheet presented as of December 31, 2010 has been derived from the audited consolidated financial statements as of that date. The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by United States generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the MKS Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on February 25, 2011.
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
2)	Recently Issued Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) which eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The ASU requires changes in presentation only and the Company does not expect it will have a material effect on its consolidated financial statements.
In May 2011, the FASB issued an ASU which applies to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. The amendments do not extend the use of fair value accounting, but provide guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP. The amendments change the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the ASU clarifies the FASB’s intent about the application of existing fair value measurements. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company does not expect the new ASU to have a material effect on its financial position, results of operations or cash flows.
In October 2009, the FASB issued an ASU that established new accounting and reporting provisions for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also established a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU were effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. The Company adopted the new ASU in the first quarter of 2011, and the adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)
In October 2009, the FASB issued an ASU that changed the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scoped these products out of current software revenue guidance. The new ASU includes factors to help companies determine what software elements are considered “essential to the functionality.” The amendments now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU were effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. The Company adopted the new ASU in the first quarter of 2011, and the adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.
3)	Cash and Cash Equivalents and Investments
The fair value of short-term available-for-sale investments with maturities or estimated lives of less than one year consists of the following:

	June 30, 2011	December 31, 2010

Time deposits and drafts	$1,597	$15,716
Equity mutual funds	517	491
U.S. treasury and agency obligations	267,635	253,250

	$269,749	$269,457

The fair value of long-term available-for-sale investments with maturities or estimated lives of more than one year consists of the following:

	June 30, 2011	December 31, 2010

U.S. treasury and agency obligations	$5,277	$—

The following table shows the gross unrealized gains and (losses) aggregated by investment category:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	(Losses)	Estimated Fair Value

As of June 30, 2011:
Money market funds	$16,792	$—	$—	$16,792
Time deposits and drafts	31,053	—	—	31,053
Equity mutual funds	659	—	(142)	517
U.S. treasury and agency obligations	347,865	60	(15)	347,910

	$396,369	$60	$(157)	$396,272

Reported as follows:
Cash and cash equivalents (1)	$121,245	$1	$—	$121,246
Short-term investments	269,846	58	(155)	269,749
Long-term marketable securities	5,278	1	(2)	5,277

	$396,369	$60	$(157)	$396,272

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	(Losses)	Estimated Fair Value

As of December 31, 2010:
Money market funds	$7,032	$—	$—	$7,032
Time deposits and drafts	18,554	—	—	18,554
Equity mutual funds	659	—	(168)	491
U.S. treasury and agency obligations	298,034	42	(35)	298,041

	$324,279	$42	$(203)	$324,118

Reported as follows:
Cash and cash equivalents (1)	$54,664	$—	$(3)	$54,661
Short-term investments	269,615	42	(200)	269,457

	$324,279	$42	$(203)	$324,118

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)

(1)	The cash and cash equivalent amounts presented in the tables above do not include cash amounts of $105,292,000 and $107,815,000 as of June 30, 2011 and December 31, 2010, respectively.
Interest income is accrued as earned. Dividend income is recognized as income on the date the stock trades “ex-dividend.” The cost of marketable securities sold is determined by the specific identification method and realized gains or losses are reflected in income and were not material for the three and six months ended June 30, 2011 and 2010.
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
The following tables provide a summary of assets and liabilities of the Company measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	June 30, 2011	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for-sale securities:
Money market funds	$16,792	$16,792	$—	$—
Time deposits and drafts	31,053	—	31,053	—
Equity mutual funds	517	517	—	—
U.S. treasury and agency obligations	347,910	347,910	—	—
Derivatives — currency forward contracts	74	—	74	—

Total assets	$396,346	$365,219	$31,127	$—

Liabilities:

Derivatives — currency forward contracts	$3,301	$—	$3,301	$—

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	June 30, 2011	(Level 1)	(Level 2)	(Level 3)

Reported as follows:
Assets:
Cash and cash equivalents	$121,246	$91,790	$29,456	$—
Short-term investments	269,749	268,152	1,597	—
Long-term marketable securities	5,277	5,277	—	—
Other current assets	74	—	74	—

	$396,346	$365,219	$31,127	$—

Liabilities:

Other current liabilities	$3,301	$—	$3,301	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for-sale securities:
Money market funds	$7,032	$7,032	$—	$—
Time deposits and drafts	18,554	—	18,554	—
Equity mutual funds	491	491	—	—
U.S. treasury and agency obligations	298,041	298,041	—	—
Derivatives — currency forward contracts	369	—	369	—

Total assets	$324,487	$305,564	$18,923	$—

Liabilities:

Derivatives — currency forward contracts	$3,463	$—	$3,463	$—

Reported as follows:
Assets:
Cash and cash equivalents	$54,661	$51,823	$2,838	$—
Short-term investments	269,457	253,741	15,716	—
Other current assets	369	—	369	—

	$324,487	$305,564	$18,923	$—

Liabilities:

Other current liabilities	$3,463	$—	$3,463	$—

Money market funds
As of June 30, 2011 and December 31, 2010, this asset class consisted mainly of a money market portfolio that comprises Federal government agency and U.S. treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets.
Time deposits and drafts
As of June 30, 2011, this asset class consisted primarily of time deposits denominated in the Euro currency and time drafts guaranteed by a financial institution. As of December 31, 2010, this asset class consisted of time deposits denominated in the Euro currency. The asset class is valued using other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities and are classified within Level 2 of the fair value hierarchy.

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)
Equity mutual funds
As of June 30, 2011 and December 31, 2010, this asset class consisted of certain U.S. and international equity mutual funds, classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in an active market for identical assets. The equity mutual funds are associated with the Company’s supplemental defined contribution retirement obligations.
U.S. treasury and agency obligations
As of June 30, 2011 and December 31, 2010, this asset class consisted of U.S. treasury and agency obligations classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in an active market for identical assets.
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

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)
As of June 30, 2011 and December 31, 2010, the Company had outstanding forward foreign exchange contracts with gross notional values of $70,244,000 and $87,666,000, respectively. The following tables provide a summary of the primary net hedging positions and corresponding fair values held as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	Gross Notional
Currency Hedged (Buy/Sell)	Value	Fair Value (1)

U.S. Dollar/Japanese Yen	$33,626	$(1,632)
U.S. Dollar/South Korean Won	21,123	(1,296)
U.S. Dollar/Euro	9,462	(294)
U.S. Dollar/U.K. Pound Sterling	6,033	(5)

Total	$70,244	$(3,227)

	December 31, 2010
	Gross Notional
Currency Hedged (Buy/Sell)	Value	Fair Value (1)

U.S. Dollar/Japanese Yen	$50,104	$(2,876)
U.S. Dollar/South Korean Won	27,574	(563)
U.S. Dollar/Euro	6,934	305
U.S. Dollar/U.K. Pound Sterling	3,054	40

Total	$87,666	$(3,094)

(1)	Represents the net receivable (payable) amount included in the consolidated balance sheets.
The following table provides a summary of the fair value amounts of the Company’s derivative instruments:

Derivatives Designated as Hedging Instruments	June 30, 2011	December 31, 2010

Derivative assets:
Forward exchange contracts	$74	$369
Derivative liabilities:
Forward exchange contracts	(3,301)	(3,463)

Total net derivative liability designated as hedging instruments (1)	$(3,227)	$(3,094)

(1)	The derivative asset of $74,000 and derivative liability of $3,301,000 are classified in other current assets and other current liabilities, respectively, in the consolidated balance sheet as of June 30, 2011. The derivative asset of $369,000 and derivative liability of $3,463,000 are classified in other current assets and other current liabilities, respectively, in the consolidated balance sheet as of December 31, 2010.
The following table provides a summary of the gains (losses) on derivatives designated as hedging instruments:

Derivatives Designated as Cash Flow Hedging Relationships	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Forward exchange contracts:	2011	2010	2011	2010

Net (loss) recognized in OCI (1)	$(157)	$(1,097)	$(319)	$(741)
Net (loss) gain reclassified from OCI into income (2)	(949)	371	(1,475)	384

(1)	Net change in the fair value of the effective portion classified in OCI.

(2)	Classified in selling, general and administrative.

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)
6)	Inventories
Inventories consist of the following:

	June 30, 2011	December 31, 2010

Raw materials	$81,967	$82,012
Work-in-process	22,606	21,891
Finished goods	59,877	52,526

	$164,450	$156,429

7)	Goodwill and Intangible Assets
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
The changes in the carrying amount of goodwill and accumulated impairment losses during the six months ended June 30, 2011 and twelve months ended December 31, 2010 were as follows:

	2011			2010
	Gross	Accumulated		Gross	Accumulated
	Carrying	Impairment		Carrying	Impairment
	Amount	Loss	Net	Amount	Loss	Net

Beginning balance at January 1	$279,434	$(139,414)	$140,020	$337,765	$(193,254)	$144,511
Acquired goodwill (1)	—	—	—	2,292	—	2,292
Sale of discontinued operations (2)	—	—	—	(60,623)	53,840	(6,783)

Ending balance at June 30, 2011 and December 31, 2010	$279,434	$(139,414)	$140,020	$279,434	$(139,414)	$140,020

(1)	In November 2010, the Company purchased a technology company for $2,447,000 to enhance its product portfolio. The Company recorded $2,292,000 of goodwill in connection with the acquisition.

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)

(2)	In May 2010, the Company sold its Ion Systems, Inc. (“Ion”) business and in August 2010 it sold the assets of its Yield Dynamics, LLC (“YDI”) business and as a result charged the related net goodwill to the gain on sale of discontinued operations.
Intangible Assets
Components of the Company’s intangible assets are comprised of the following:

		Accumulated
	Gross	Amortization	Net

As of June 30, 2011:
Completed technology	$76,829	$(76,536)	$293
Customer relationships	8,940	(8,228)	712
Patents, trademarks, trade names and other	24,638	(24,400)	238

	$110,407	$(109,164)	$1,243

		Accumulated
	Gross	Amortization	Net

As of December 31, 2010
Completed technology	$76,829	$(76,230)	$599
Customer relationships	8,940	(8,083)	857
Patents, trademarks, trade names and other	24,638	(24,351)	287

	$110,407	$(108,664)	$1,743

Aggregate amortization expense related to intangible assets for the three and six months ended June 30, 2011 was $250,000 and $500,000, respectively. Aggregate amortization expense related to intangible assets for the three and six months ended June 30, 2010 was $314,000 and $783,000, respectively. Estimated amortization expense for each of the three remaining fiscal years is as follows:

Year	Amount
2011 (remaining)	$488
2012	389
2013	366
8)	Debt
The Company’s Japanese subsidiary has lines of credit and short-term borrowing arrangements with two financial institutions which provide for aggregate borrowings as of June 30, 2011 of up to an equivalent of $30,941,000 U.S. dollars, which generally expire and are renewed at three month intervals. At June 30, 2011 total borrowings outstanding under these arrangements were $619,000 at an interest rate of 0.68%. There were no borrowings outstanding at December 31, 2010.
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
Product warranty activities were as follows:

	Six Months Ended June 30,
	2011	2010

Balance at January 1	$9,865	$6,560
Provision for product warranties	3,638	4,731
Direct charges to warranty liability	(3,832)	(2,309)

Balance at June 30	$9,671	$8,982

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)
10)	Income Taxes
The Company’s effective tax rate for both the three and six months ended June 30, 2011 was 33.0%. The Company’s effective tax rate for the three and six months ended June 30, 2010 was 34.0% and 33.0%, respectively. The effective tax rates for the six months ended June 30, 2011 and 2010, and the related income tax provisions were lower than the U.S. statutory tax rate primarily due to the geographic mix of income and profits earned by the Company’s international subsidiaries being taxed at rates lower than the U.S. statutory rate.
At June 30, 2011, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $16,749,000. At December 31, 2010, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $15,270,000. The net increase from December 31, 2010 was primarily attributable to an increase in reserves for existing uncertain tax positions. If these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of $12,789,000, excluding interest and penalties, would impact the Company’s effective tax rate. The Company accrues interest expense and, if applicable, penalties for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. At June 30, 2011 and December 31, 2010, the Company had accrued interest on unrecognized tax benefits of approximately $1,253,000 and $986,000, respectively.
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
During the second quarter of 2010, the Company committed to a plan to divest two product lines, as their growth potential no longer met the Company’s long-term strategic objectives. The Company completed the sale of Ion on May 17, 2010 for $15,097,000 of net cash proceeds after expenses and recorded a pre-tax gain on the sale of $4,228,000. As a result of committing to a plan to divest a second product line and, therefore, meeting the asset held for sale criteria, during the second quarter of 2010, the Company performed a fair value analysis of its YDI business in order to measure it at the lower of its carrying value or fair value less cost to dispose. Based on the analysis, the Company determined that the carrying value was less than the fair value, less costs to dispose, and therefore, no impairment charge was required. The YDI business was considered held for sale of June 30, 2010. The Company completed the sale of the assets of its YDI business on August 11, 2010 for $490,000 of net cash proceeds after expenses and recorded a pre-tax gain on the sale of $224,000.
The two product lines have been accounted for as discontinued operations. Accordingly, their results of operations have been reclassified to discontinued operations in the consolidated statements of operations for all periods presented. The assets and liabilities of these discontinued businesses have not been reclassified or segregated in the consolidated balance sheets or consolidated statements of cash flows due to their immaterial amounts. Net revenues and income from discontinued operations for the three and six months ended June 30, 2011 and 2010 are below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net revenues	$—	$3,881	$—	$9,784

Income from discontinued operations before income taxes	$—	$786	$—	$1,219
Gain from disposal of discontinued operations before income taxes	—	4,228	—	4,228
Income tax benefit	—	(619)	—	(413)

Income from discontinued operations	$—	$5,633	$—	$5,860

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)
12)	Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Numerator:
Income from continuing operations	$38,601	$33,144	$76,644	$62,142
Income from discontinued operations, net of tax	—	5,633	—	5,860

Net income	$38,601	$38,777	$76,644	$68,002

Denominator:
Shares used in net income per common share — basic	52,346,000	50,067,000	51,877,000	49,834,000
Effect of dilutive securities:
Stock options, restricted stock and employee stock purchase plan	560,000	803,000	769,000	901,000

Shares used in net income per common share — diluted	52,906,000	50,870,000	52,646,000	50,735,000

Basic income per common share:
Continuing operations	$0.74	$0.66	$1.48	$1.24
Discontinued operations	—	0.11	—	0.12

Net income	$0.74	$0.77	$1.48	$1.36

Diluted income per common share:
Continuing operations	$0.73	$0.65	$1.46	$1.22
Discontinued operations	—	0.11	—	0.12

Net income	$0.73	$0.76	$1.46	$1.34

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
As of June 30, 2011, stock options and restricted stock units relating to an aggregate of approximately 1,638,000 shares were outstanding. For the three and six months ended June 30, 2011, the potential dilutive effect of 331,000 and 256,000 weighted-average shares, respectively, of restricted stock units and stock options were excluded from the computation of diluted weighted-average shares outstanding as the shares would have an anti-dilutive effect on EPS.
As of June 30, 2010, stock options and restricted stock units relating to an aggregate of approximately 3,637,000 shares were outstanding. For the three and six months ended June 30, 2010, the potential dilutive effect of 1,201,000 and 1,295,000 weighted-average shares, respectively, of restricted stock units and stock options were excluded from the computation of diluted weighted-average shares outstanding as the shares would have an anti-dilutive effect on EPS.

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)
13)	Comprehensive Income
Components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income	$38,601	$38,777	$76,644	$68,002
Other comprehensive income (loss):
Changes in value of financial instruments designated as cash flow hedges (net of tax)	(517)	(905)	(123)	(690)
Foreign currency translation adjustments	2,207	(2,953)	5,331	(4,921)
Unrealized (loss) gain on investments (net of tax)	(8)	(40)	37	(74)

Other comprehensive income (loss)	1,682	(3,898)	5,245	(5,685)

Total comprehensive income	$40,283	$34,879	$81,889	$62,317

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Geographic net revenues:
United States	$110,412	$128,011	$221,015	$240,813
Japan	27,551	30,704	52,190	61,300
Europe	30,852	22,423	60,556	42,719
Asia (excluding Japan)	55,672	39,509	122,577	67,981

	$224,487	$220,647	$456,338	$412,813

	June 30, 2011	December 31, 2010

Long-lived assets (1):
United States	$53,891	$54,840
Japan	4,073	4,273
Europe	5,404	4,970
Asia (excluding Japan)	8,385	8,597

	$71,753	$72,680

(1)	Long-lived assets include property, plant and equipment, net and certain other assets.

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(Tables in thousands, except share and per share data)
The Company groups its products into three product groups. Net product and service revenues for these product groups are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Instruments and Control Systems	$119,553	$114,249	$231,689	$203,345
Power and Reactive Gas Products	83,523	87,693	180,005	173,464
Vacuum Products	21,411	18,705	44,644	36,004

	$224,487	$220,647	$456,338	$412,813

15)	Commitments and Contingencies
The Company is subject to various legal proceedings and claims, which have arisen in the ordinary course of business.
In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
The Company reviewed its contractual obligations and commercial commitments as of June 30, 2011 and determined that there were no significant changes from the ones set forth in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
16)	Subsequent Events
Stock Repurchase Program
On July 25, 2011, MKS’ Board of Directors approved a share repurchase program for the repurchase of up to an aggregate of $200,000,000 of its common stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means. The timing and quantity of any shares repurchased will depend upon a variety of factors, including business conditions, stock market conditions and business development activities, including but not limited to merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice.
Cash Dividend
On July 25, 2011, MKS’ Board of Directors authorized a quarterly cash dividend of $0.15 per share, payable on September 16, 2011 to shareholders of record as of September 1, 2011. Future dividend declarations, as well as the record and payment dates for such dividends, are subject to the final determination of the Company’s Board of Directors.

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
     We have a diverse base of customers that includes manufacturers of semiconductor capital equipment and semiconductor devices, thin film capital equipment used in the manufacture of flat panel displays, LEDs, solar cells, data storage media, and other coating applications; and industrial, medical, pharmaceutical manufacturing, energy generation, environmental monitoring and other advanced manufacturing companies, as well as university, government and industrial research laboratories. For the six months ended June 30, 2011 and the full year ended December 31, 2010, we estimate that 62% and 64% of our net sales, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers. We expect that sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers will continue to account for a substantial portion of our sales.
     Through the second quarter of 2011, we saw an improvement in the global economy, which contributed to an increase in our business, financial condition and results of operations for the six months ended June 30, 2011 compared to the same period for the prior year. As a result of the improved global economy, our net revenues to semiconductor capital equipment manufacturers and semiconductor device manufacturers increased 7% for the six months ended June 30, 2011 compared to the same period for the prior year. Although our business levels increased for the six months ended June 30, 2011 compared to the same period for the prior year, the semiconductor capital equipment industry is subject to rapid demand shifts, which are difficult to predict, and we are uncertain as to the timing or extent of future demand or any future weakness in the semiconductor capital equipment industry. As we recently reported, we have recently begun to see a moderation in our semiconductor capital equipment manufacture and semiconductor devise manufacture customers’ order rates.
     Our net revenues sold to other advanced markets, which exclude semiconductor capital equipment and semiconductor device product applications, increased 18% for the six months ended June 30, 2011 compared to the same period for the prior year. The increase was mainly due to product revenues from a thin film solar customer in China during the first quarter of 2011. These advanced and growing markets include LED, medical, biopharm, environmental, thin films, solar and other markets and we anticipate that these markets will continue to grow and will represent a larger portion of our revenue.
     A significant portion of our net sales is to customers in international markets. International net sales include sales by our foreign subsidiaries, but exclude direct export sales. For the six months ended June 30, 2011 and the year ended December 31, 2010, international net sales accounted for approximately 52% and 43% of our net sales, respectively. A significant portion of our international net sales were in Japan and China. We expect that international net sales will continue to represent a significant percentage of our total net sales.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net revenues:
Product	88.5%	90.2%	89.0%	89.6%
Services	11.5	9.8	11.0	10.4

Total net revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product revenues	46.8	50.4	47.4	49.7
Cost of service revenues	6.4	5.5	6.3	6.0

Total cost of revenues	53.2	55.9	53.7	55.7

Gross profit	46.8	44.1	46.3	44.3
Research and development	6.9	7.3	7.1	7.7
Selling, general and administrative	14.2	14.0	14.1	14.2
Amortization of intangible assets	0.1	0.2	0.1	0.2
Gain on sale of asset	—	—	—	(0.2)

Income from operations	25.5	22.6	25.0	22.4
Interest income, net	0.1	0.1	0.1	0.1

Income from continuing operations before income taxes	25.7	22.7	25.1	22.5
Provision for income taxes	8.5	7.7	8.3	7.4

Income from continuing operations	17.2	15.0	16.8	15.1
Income from discontinued operations, net of taxes	—	2.6	—	1.4

Net income	17.2%	17.6%	16.8%	16.5%

Net Revenues (dollars in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change

Net Revenues:
Product	$198.7	$198.9	(0.1)%	$406.2	$370.0	9.8%
Service	25.8	21.7	18.6	50.1	42.8	17.1

Total net revenues	$224.5	$220.6	1.7%	$456.3	$412.8	10.5%

     Product revenues decreased $0.2 million and increased $36.2 million during the three and six months ended June 30, 2011, respectively, compared to the same periods for the prior year. For the three months ended June 30, 2011 our product revenues related to our semiconductor capital equipment manufacturer and semiconductor device manufacturer customers increased by $2.9 million, or 2.3%. Although we have seen a recovery in the global economy since late 2009, which has contributed to an increase in demand for our products in many of the markets we serve, we have recently seen a moderation in our semiconductor capital equipment manufacturer and semiconductor device manufacturer customers’ order rates. Our product revenues sold to other advanced markets, which exclude semiconductor capital equipment and semiconductor device product applications decreased $3.1 million, or 4.3%, during the three months ended June 30, 2011 compared to the same period for the prior year primarily due to a reduction in product sales to the solar market.
     For the six months ended June 30, 2011 our product revenues related to our semiconductor capital equipment manufacturer and semiconductor device manufacturer customers increased by $17.3 million, or 7.4%. Our product revenues sold to other advanced markets, which exclude semiconductor capital equipment and semiconductor device product applications increased $18.9 million, or 13.8% during the six months ended June 30, 2011 compared to the same period for the prior year. The increase in demand in our other markets included the LED, biopharm, environmental, thin films, solar and other markets. A significant portion of this increase was due to product revenues from a thin film solar customer in China during the first quarter of 2011.
     Service revenues consisted mainly of fees for services relating to the maintenance and repair of our products, software maintenance, installation services and training. Service revenues increased $4.1 million, or 18.6%, and $7.3 million, or 17.1%, during the three and six months ended June 30, 2011, respectively, compared to the same periods for the prior year, as a result of the improvement in the global economy, increase in product sales and due to our investment to grow our service business in Asia.
     Total international net revenues, including product and service, were $114.1 million, and $235.3 million, or 50.8% and 51.6% of net revenues for the three and six months ended June 30, 2011, respectively. Total international net revenues, including product and service, were $92.6 million, and $172.0 million, or 42.0% and 41.7% of net revenues, for the three and six months ended June 30, 2010, respectively. The increases are due to a general increase in worldwide demand from many of the markets we serve as a result of improvement in the global economy. A significant portion of the increase in international net revenues for the six months ended June 30, 2011 was due to product revenues from a thin film solar customer in China during the first quarter of 2011.
Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Points Change	2011	2010	% Points Change

Gross profit as percentage of net revenues:
Product	47.1%	44.1%	3.0%	46.8%	44.5%	2.3%
Service	44.0	43.8	0.2	42.8	42.2	0.6

Total gross profit percentage	46.8%	44.1%	2.7%	46.3%	44.3%	2.0%

     Gross profit on product revenues increased by 3.0 percentage points for the three months ended June 30, 2011, compared to the same period for the prior year. The increase is due to an increase of 4.8 percentage points due to favorable product mix and an increase of 1.0 percentage points from favorable foreign exchange fluctuations. These increases were partially offset by 1.8 percentage points due to higher overhead and 1.4 percentage points related to higher excess and obsolete inventory related net charges. The higher overhead spending is due to higher salary and fringe related costs for additional personnel due to the higher business levels and an increase in incentive compensation.
     Gross profit on product revenues increased by 2.3 percentage points for the six months ended June 30, 2011, compared to the same period for the prior year. The increase is due to an increase of 4.4 percentage points due to favorable product mix, and an increase of 0.9 percentage points from favorable foreign exchange fluctuations. These increases were partially offset by 1.9 percentage points due to higher overhead and 1.0 percentage points related to higher excess and obsolete inventory related net charges. The higher overhead spending is due to higher salary and fringe related costs for additional personnel due to the higher business levels and an increase in incentive compensation.
     Cost of service revenues consists primarily of costs of providing services for repair and training which includes salaries and related expenses and other fixed costs. Service gross profit increased by 0.2 percentage points and 0.6 percentage points for the three and six months ended June 30, 2011, respectively, compared to the same periods for the prior year. The increase is mainly a result of higher service revenues since a majority of our overhead costs are fixed.
Research and Development (dollars in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change

Research and development expenses	$15.6	$16.2	(3.5)%	$32.5	$31.8	2.0%
     Research and development expense decreased $0.6 million during the three months ended June 30, 2011, compared to the same period for the prior year. The decrease includes a $0.4 million decrease in spending on project materials due to changes in the timeline of certain projects and a $0.2 million decrease in patent and other legal related costs.
     Research and development expense increased $0.7 million during the six months ended June 30, 2011, compared to the same period for the prior year. The increase includes a $1.2 million increase in compensation expense and a $0.2 million increase in patent and other legal related costs offset by a $0.9 million decrease in spending on project materials. The increase in compensation expense is due to higher salary costs for additional personnel and an increase in stock-based compensation costs. In addition, compensation costs increased as fringe related costs were higher as a result of increased taxes related to an incentive compensation payment and the restoration in the second quarter of 2010 of the employer match portion of the 401(k) profit-sharing plan and employee stock purchase plans.

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
     We believe that the continued investment in research and development and ongoing development of new products are essential to the expansion of our markets, and we expect to continue to make significant investment in research and development activities. We are subject to risks if products are not developed in a timely manner, due to rapidly changing customer requirements and competitive threats from other companies and technologies. Our success primarily depends on our products being designed into new generations of equipment for the semiconductor industry and other advanced technology markets. We develop products that are technologically advanced so that they are positioned to be chosen for use in each successive generation of semiconductor capital equipment. If our products are not chosen to be designed into our customers’ products, our net revenues may be reduced during the lifespan of those products.
Selling, General and Administrative (dollars in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change

Selling, general and administrative expenses	$31.9	$30.9	3.1%	$64.6	$58.7	10.0%
     Selling, general and administrative expenses increased $1.0 million for the three months ended June 30, 2011, compared to the same period for the prior year. The increase includes a $0.5 million increase in consulting and professional fees, a $0.5 million unfavorable impact from foreign exchange and a $0.4 million increase in stock-based compensation expense, partially offset by a $0.3 million decrease in depreciation expense.
     Selling, general and administrative expenses increased $5.9 million for the six months ended June 30, 2011, compared to the same period for the prior year. The increase includes a $2.8 million increase in compensation expense, a $2.3 million increase in consulting and professional fees, a $0.5 million increase in travel related expenses, a $0.3 million unfavorable impact from foreign exchange and a $0.3 million increase in the provision for uncollectable accounts partially offset by a $0.6 million decrease in depreciation expense. The increase in compensation expense is due to higher salary costs for additional personnel and an increase in stock-based compensation costs. In addition, fringe related costs increased as a result of increased taxes related to an incentive compensation payment and the restoration in the second quarter of 2010 of the employer match portion of the 401(k) profit-sharing plan and employee stock purchase plans.
Amortization of Intangible Assets (dollars in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change

Amortization of intangible assets	$0.3	$0.3	—%	$0.5	$0.8	(36.1)%
     Amortization expense for the six months ended June 30, 2011 decreased $0.3 million compared to the same period for the prior year as certain intangible assets became fully amortized during 2010.
Gain on Sale of Asset (dollars in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change

Gain on sale of asset	$—	$—	—%	$—	$0.7	(100.0)%
     During the first quarter of 2010, we sold two vacated facilities for proceeds of $2.1 million and recorded a $0.7 million net gain on the sale.
Interest Income, Net (dollars in millions)

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change

Interest income, net	$0.3	$0.3	—%	$0.6	$0.6	—%

     Interest income, net was unchanged for the three and six months ended June 30, 2011 compared to the same periods for the prior year. Although the total cash and marketable securities balance was approximately $170 million higher on average for the six months ended June 30, 2011 compared to the same period for the prior year, interest income, net was unchanged due to a reduction in interest rates and a change in the mix of the investment portfolio.
Provision for Income Taxes (dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Provision for income taxes	$19.0	$17.1	$37.7	$30.6
     Our effective tax rate for both the three and six months ended June 30, 2011 was 33.0%. Our effective tax rate for the three and six months ended June 30, 2010 was 34.0% and 33.0%, respectively. The effective tax rates for the six months ended June 30, 2011 and 2010, and the related income tax provisions were lower than the U.S. statutory tax rate primarily due to the geographic mix of income and profits earned by our international subsidiaries being taxed at rates lower than the U.S. statutory rate.
     At June 30, 2011, our total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $16.7 million. At December 31, 2010, our total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $15.3 million. The net increase from December 31, 2010 was primarily attributable to an increase in reserves for existing uncertain tax positions. If these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of $12.8 million, excluding interest and penalties, would impact our effective tax rate. We accrue interest expense and, if applicable, penalties for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. At June 30, 2011 and December 31, 2010, we had accrued interest on unrecognized tax benefits of approximately $1.3 million and $1.0 million, respectively.
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
Discontinued Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change

Income from discontinued operations, net of taxes	$—	$5.6	(100.0)%	$—	$5.9	(100.0)%
     During the second quarter of 2010, we committed to a plan to divest two product lines as their growth potential no longer met our long-term strategic objectives. We completed the sale of Ion Systems, Inc. in May 2010 for $15.1 million of net cash proceeds after expenses and recorded a pre-tax gain on the sale of $4.2 million. We sold of the assets of our Yield Dynamics, LLC business in August 2010 for a total of $0.5 million of net cash proceeds after expenses and recorded a $0.2 million pre-tax gain on the sales.
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

Liquidity and Capital Resources
     Cash, cash equivalents, long-term and short-term investments totaled $501.6 million at June 30, 2011 compared to $431.9 million at December 31, 2010. This increase was mainly attributable to our net cash provided by operating activities as a result of our net income and net proceeds related to employee stock awards, partially offset by dividend payments to our common shareholders and capital expenditures.
     Net cash provided by operating activities of $58.7 million for the six months ended June 30, 2011, resulted mainly from net income of $76.6 million which included non-cash charges of $18.9 million, partially offset by an increase of $34.4 million in working capital. The increase in working capital consisted primarily of a $12.9 million increase in inventory and an $11.0 million increase in trade accounts receivable, both a result of our increased business levels, and a $9.9 million increase in other current assets partially due to an increase in our value-added tax receivable.
     Net cash provided by operating activities of $39.2 million for the six months ended June 30, 2010, resulted mainly from net income of $68.0 million and non-cash charges of $16.3 million, partially offset by a $41.8 million change in working capital. The increase in working capital consisted primarily of a $58.0 million increase in trade accounts receivable and an increase of $28.3 million of inventory as a result of our increased business levels. The increase in net operating assets was partially offset by an increase of $14.0 million in accounts payable related to inventory purchases to support our increased business levels, an increase of $17.3 million in accrued compensation and an increase of $10.4 million in accrued liabilities. The increase in accrued liabilities is mainly related to an increase in non-income taxes payable.
     Net cash used in investing activities of $11.1 million for the six months ended June 30, 2011, resulted primarily from $6.3 million in purchases of production related equipment and the net purchases of $4.6 million of short-term and long-term available-for-sale investments. Net cash provided by investing activities of $1.9 million for the six months ended June 30, 2010, resulted primarily from $15.1 million in net proceeds from the sale of a discontinued operation and proceeds of $2.1 million from the sale of two vacated facilities, partially offset by $7.2 million of net purchases of available-for-sale investments and by $6.6 million in purchases of property, plant and equipment.
     Net cash provided by financing activities was $14.9 million for the six months ended June 30, 2011 and consisted primarily of $29.3 million cash received from the exercise of previously issued stock options and $5.2 million from excess tax benefits from stock-based compensation. These increases were partially offset by two dividend payments to common stockholders of an aggregate of $15.6 million and $5.1 million in taxes paid upon the vesting of restricted stock units. Net cash provided by financing activities was $2.4 million for the six months ended June 30, 2010 and consisted primarily of $2.3 million related to cash received from the exercise of previously issued stock options.
     Our Japanese subsidiary has lines of credit and short-term borrowing arrangements with two financial institutions which provide for aggregate borrowings as of June 30, 2011 of up to an equivalent of $30.9 million U.S. dollars, which generally expire and are renewed at three month intervals. At June 30, 2011 total borrowings outstanding under these arrangements were $0.6 million at an interest rate of 0.68%. There were no borrowings outstanding at December 31, 2010.
     On July 25, 2011, our Board of Directors approved a share repurchase program for the repurchase of up to an aggregate of $200 million of our common stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means. The timing and quantity of any shares repurchased will depend upon a variety of factors, including business conditions, stock market conditions and business development activities, including but not limited to merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice.
     On July 25, 2011, our Board of Directors authorized a quarterly cash dividend of $0.15 per share, payable on September 16, 2011 to shareholders of record as of September 1, 2011. On May 2, 2011, our Board of Directors authorized a quarterly cash dividend of $0.15 per share, paid on June 17, 2011 to shareholders of record as of June 1, 2011. Our cash payment for the dividend on June 17, 2011 was $7.9 million. On February 1, 2011, our Board of Directors authorized a quarterly cash dividend of $0.15 per share, paid on March 18, 2011 to shareholders of record as of March 1, 2011. Our cash payment for the dividend on March 18, 2011 was $7.8 million. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of our Board of Directors.
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
Contractual Obligations
     We reviewed our contractual obligations and commercial commitments as of June 30, 2011 and determined that there were no significant changes from the ones set forth in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.
Recently Issued Accounting Pronouncements
     In June 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) which eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The ASU requires changes in presentation only and we do not expect it will have a material effect on our consolidated financial statements.
     In May 2011, the FASB issued an ASU which applies to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. The amendments do not extend the use of fair value accounting, but provide guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP. The amendments change the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the ASU clarifies the FASB’s intent about the application of existing fair value measurements. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. We do not expect the new ASU to have a material effect on our financial position, results of operations or cash flows.
     In October 2009, the FASB issued an ASU that established new accounting and reporting provisions for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also established a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU were effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. We adopted the new ASU in the first quarter of 2011 and the adoption did not have a material impact on our financial position, results of operations, or cash flows.
     In October 2009, the FASB issued an ASU that changed the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scoped these products out of current software revenue guidance. The new ASU includes factors to help companies determine what software elements are considered “essential to the functionality.” The amendments now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU were effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. We adopted the new ASU in the first quarter of 2011 and the adoption did not have a material impact on our financial position, results of operations, or cash flows.
     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Information concerning market risk is contained in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on February 25, 2011. As of June 30, 2011, there were no material changes in our exposure to market risk from December 31, 2010.

     ITEM 4. CONTROLS AND PROCEDURES.
     Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.
     Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     ITEM 6. EXHIBITS.

Exhibit No.	Exhibit Description
3.1(1)	Restated Articles of Organization

3.2(2)	Articles of Amendment, as filed with the Secretary of State of Massachusetts on May 18, 2001

3.3(3)	Articles of Amendment, as filed with the Secretary of State of Massachusetts on May 16, 2002

3.4(4)	Amended and Restated By-Laws

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from MKS Instruments, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language):
(i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-49738) filed with the Securities and Exchange Commission on November 13, 2000.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(4)	Incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 28, 1999, as amended.
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MKS INSTRUMENTS, INC.

August 5, 2011	By:	/s/ Seth H. Bagshaw
Seth H. Bagshaw
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)