Form 10-K
period 2011-12-31
MKS INSTRUMENTS INC
filed 2012-02-24
CIK 1049502

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒

Aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of June 30, 2011 based on the closing price of the registrant’s Common Stock on such date as reported by the NASDAQ Global Market: $1,385,444,483.

Number of shares outstanding of the issuer’s Common Stock, no par value, as of February 17, 2012: 52,510,320

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for MKS’ Annual Meeting of Stockholders to be held on May 7, 2012 are incorporated by reference into Part III of this Form 10-K.

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

Our products are used in diverse markets, applications and processes and are derived from our core competencies in pressure measurement and control, materials delivery, gas composition analysis, control and information technology, power and reactive gas generation and vacuum technology. The primary markets we serve are manufacturers of semiconductor capital equipment and semiconductor devices and for other thin film applications including flat panel displays, solar cells, light emitting diodes (“LEDs”), data storage media and other advanced manufactured products. We also leverage our technology into other markets with advanced manufacturing applications including medical equipment, pharmaceutical manufacturing, energy generation and environmental monitoring.

We are managed as one operating segment. We group our products into three product groups, based upon the similarity of the product function, type of product and manufacturing processes. These three groups of products are: Instruments and Control Systems, Power and Reactive Gas Products and Vacuum Products. Our products are derived from our core competencies in pressure measurement and control, materials delivery, gas composition analysis, control and information technology, power and reactive gas generation and vacuum technology.

For 50 years, we have focused on satisfying the needs of our customers by establishing long-term, collaborative relationships. We have a diverse base of customers that includes manufacturers of semiconductor capital equipment and semiconductor devices, thin film capital equipment used in the manufacture of flat panel displays, LEDs, solar cells, data storage media and other coating applications; and other industrial, medical, pharmaceutical manufacturing, energy generation, environmental monitoring and other advanced manufacturing companies, as well as university, government and industrial research laboratories.

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

Our internet address is http://www.mksinst.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through our internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such materials with, or furnish it to, the SEC.

Markets and Applications

We are focused on improving process performance and productivity by measuring, controlling, powering, monitoring and analyzing advanced manufacturing processes in semiconductor, thin film and certain other advanced market sectors. Approximately 61%, 64% and 52% of our net sales for the years 2011, 2010 and 2009, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers. Approximately 39%, 36% and 48% of our net sales in the years 2011, 2010 and 2009, respectively, were for other advanced manufacturing applications. These include, but are not limited to, thin film processing equipment applications such as flat panel displays, LEDs, solar cells, data storage media and other thin film coatings as well as medical equipment; pharmaceutical manufacturing, energy generation and environmental monitoring processes; other industrial manufacturing; and university, government and industrial research laboratories.

During the years 2011, 2010 and 2009, international net sales accounted for approximately 52%, 43% and 46% of our net sales, respectively. Net sales by our Japanese subsidiary were 13%, 14% and 12% for the years 2011, 2010 and 2009, respectively. Long-lived assets located in the U.S. were $56.8 million, $54.8 million and $52.1 million as of December 31, 2011, 2010 and 2009, respectively. Long-lived assets located outside the U.S. were $17.7 million, $17.8 million and $17.4 million as of December 31, 2011, 2010 and 2009, respectively.

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

Light Emitting Diodes (LEDs)

LEDs are made using vacuum processes similar to semiconductor chip manufacturing. Because of their high brightness and long life, as well as environmentally friendly benefits such as lower power consumption, LEDs are expected to experience rapid acceptance in back side lighting of flat screen television displays and are emerging in general lighting applications.

Solar Cells

Our products are used in crystalline silicon and emerging thin film processes to manufacture photovoltaic cells. Crystalline silicon technology requires wafer based deposition systems and is currently the dominant manufacturing technology. Thin film deposition on a non-silicon substrate, such as glass, is the emerging technology.

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

Product Groups

We group our products into three product groups, based upon the similarity of the product function, type of product and manufacturing processes. These three groups of products are: Instruments and Control Systems, Power and Reactive Gas Products and Vacuum Products.

Instruments and Control Systems

This product group includes pressure measurement and control, materials delivery, gas composition analysis and control and information technology products.

Pressure Measurement and Control Products.    Each of our pressure measurement and control product lines consists of products that are designed for a variety of pressure ranges and accuracies.

Baratron® Pressure Measurement Products.    These products are typically used to measure the pressure of the gases being distributed upstream of the process chambers, process chamber pressures and pressures between process chambers, vacuum pumps and exhaust lines. We believe we offer the widest range of gas pressure measurement instruments in the semiconductor and advanced thin film materials processing industries.

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

Connecting sensors, chambers and tools to the factory network is essential for improving quality and productivity. Our connectivity products allow information to flow from the process sensors and subsystems and from the process tool control computer to the factory network. By enabling this information flow, we believe that we help customers optimize their processes through Advanced Process Control, and diagnose equipment problems from a remote location, which is referred to as “e-diagnostics.”

Information Technology Products.    We design on-line and off-line software products to analyze data to improve the quality and yield of semiconductor, thin film, pharmaceutical, injection molding and other manufacturing processes.

Power and Reactive Gas Products

This group of products includes power delivery and reactive gas generation products used in semiconductor and other thin film applications, including solar and in medical imaging equipment applications.

Power Delivery Products.    We design and manufacture microwave, direct current and radio frequency power delivery systems as well as radio frequency matching networks and metrology products. In the semiconductor, thin film and other market sectors, our power supplies are used to provide energy to various etching, stripping and deposition processes. Our power amplifiers are also used in medical imaging equipment.

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

Processing Thin Films.    Our reactive gas products include ozone generators and subsystems used for deposition of insulators onto semiconductor devices, ozonated water delivery systems for advanced semiconductor wafer and flat panel display cleaning, microwave plasma based products for photo resist removal and a line of remote plasma generators which provide reactive gases for a wide range of semiconductor, flat panel and other thin film process applications.

Equipment Cleaning.    As materials are deposited on wafers, films, or solar cells, the deposited material also accumulates on the walls of the vacuum process chamber. Our atomic fluorine generators are used to clean the process chambers between deposition steps to reduce particulates and contamination caused by accumulated build up on the chamber walls.

Vacuum Products

This group of products consists of vacuum technology products, including vacuum containment components, vacuum gauges, vacuum valves, effluent management subsystems and custom stainless steel chambers, vessels, pharmaceutical process equipment (BPE) hardware and housings.

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

Custom Manufactured Components.    Our design and manufacturing facilities build high purity chambers for material and thin film coating, atomic layer deposition, lithography and all semiconductor and solar processes. We design and build custom panels, weldments, ASME (American Society of Manufacturing Engineers) vessels and housings, as well as a line of BPE certified components for biopharmaceutical processes.

Customers

Our largest customers include leading semiconductor capital equipment manufacturers such as Applied Materials, Lam Research, Novellus Systems and Tokyo Electron. Sales to our top ten customers accounted for approximately 41%, 45% and 37% of net sales for the years 2011, 2010 and 2009, respectively. Applied Materials accounted for approximately 14%, 16% and 13% of our net sales for the years 2011, 2010 and 2009, respectively.

Sales, Marketing, Service and Support

Our worldwide sales, marketing, service and support organization is critical to our strategy of maintaining close relationships with semiconductor capital equipment and device manufacturers and manufacturers of other advanced applications. We sell our products primarily through our direct sales force. As of December 31, 2011, we had 152 sales employees worldwide, located in China, France, Germany, Japan, Korea, the Netherlands, Singapore, Sweden, Taiwan, the United Kingdom and the United States. We also maintain sales representatives and agents in a number of countries, who supplement our direct sales force. We maintain a marketing staff that identifies customer requirements, assists in product planning and specifications, and focuses on future trends in semiconductor and other markets.

As semiconductor device manufacturers have become increasingly sensitive to the significant costs of system downtime, they have required that suppliers offer comprehensive local repair service and close customer support. Manufacturers require close support to enable them to repair, modify, upgrade and retrofit their equipment to improve yields and adapt new materials or processes. To meet these market requirements, we maintain internal worldwide sales and support organizations in nine countries and external third party worldwide sales and support organizations in six countries. Technical support is provided from offices in China, France, Germany, Japan, Korea, Singapore, Taiwan, the United Kingdom and the United States. Repair and calibration services are provided at twenty internal and four third party service depots located worldwide. We typically provide warranties from one to three years, depending upon the type of product.

Research and Development

Our products incorporate sophisticated technologies to power, measure, control and monitor increasingly complex gas-related semiconductor and other advanced manufacturing processes, thereby enhancing uptime, yield and throughput for our customers. Our products have continuously advanced as we strive to meet our customers’ evolving needs. We have developed, and continue to develop, new products to address industry trends, such as the shrinking of integrated circuit critical dimensions to 22 nanometers and below and, in the flat panel display and solar markets, the transition to larger substrate sizes, which require more advanced process control technology. In addition, we have developed, and continue to develop, products that support the migration to new classes of materials and ultra-thin layers, such as copper for low resistance conductors, high-k dielectric materials for capacitors and gates and low-k dielectric materials for low loss insulators that are used in small geometry manufacturing. We have undertaken an initiative to involve our marketing, engineering, manufacturing and sales personnel in the development of new products in order to reduce the time to market for new products. Our employees also work closely with our customers’ development personnel helping us to identify and define future technical needs on which to focus research and development efforts. We support research at academic institutions targeted at advances in materials science and semiconductor process development.

As of December 31, 2011, we had 339 research and development employees, primarily located in the United States. Our research and development expenses were $61.0 million, $62.7 million and $50.2 million for the years 2011, 2010 and 2009, respectively. Our research and development efforts include numerous projects, none of which are individually material, and generally have a duration of 3 to 30 months depending upon whether the product is an enhancement of existing technology or a new product. Our current initiatives include projects to enhance the performance characteristics of older products, to develop new products and to integrate various technologies into subsystems.

Manufacturing

Our primary manufacturing facilities are located in China, Germany, Israel, Mexico, the United Kingdom and the United States. Manufacturing activities include the assembly and testing of components and subassemblies, which are integrated into our products. We outsource some of our subassembly work. We purchase a wide range of electronic, mechanical and electrical components, some of which are designed to our specifications. We consider our lean manufacturing techniques and responsiveness to customers’ significantly fluctuating product demands to be a competitive advantage. As of December 31, 2011, we had 1,618 manufacturing related employees located mostly in China and the United States.

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

Patents and Other Intellectual Property Rights

We rely on a combination of patent, copyright, trademark and trade secret laws and license agreements to establish and protect our proprietary rights. As of December 31, 2011, we owned 360 U.S. patents, 382 foreign patents and had 118 pending U.S. patent applications that expire at various dates through 2030. Foreign counterparts of certain of these applications have been filed or may be filed at the appropriate time.

We require each of our employees, including our executive officers, to enter into standard agreements pursuant to which the employee agrees to keep confidential all of our proprietary information and to assign to us all inventions while they are employed by us.

Employees

As of December 31, 2011, we employed 2,429 persons. We believe that our ongoing success depends upon our continued ability to attract and retain highly skilled employees for whom competition is intense. None of our employees are represented by a labor union or are party to a collective bargaining agreement. We believe that our employee relations are good.

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

Approximately 61%, 64% and 52% of our net sales for the years 2011, 2010 and 2009, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers, and we expect that sales to such customers will continue to account for a substantial portion of our sales. Our business depends upon the capital expenditures of semiconductor device manufacturers, which in turn depend upon the demand for semiconductors.

Historically, the semiconductor market has been highly cyclical and has experienced periods of overcapacity, resulting in significantly reduced demand for capital equipment which may result in lower gross margins due to reduced absorption of manufacturing overhead. In addition, many semiconductor manufacturers have operations and customers in Asia, a region that in past years has experienced serious economic problems including currency devaluations, debt defaults, lack of liquidity and recessions. For example, reductions in demand for the products manufactured by semiconductor capital equipment manufacturers and semiconductor device manufacturers in 2008 and early 2009 adversely affected our business. The global economic uncertainty prolonged a steep downturn in semiconductor capital equipment spending and adversely affected our business, financial condition and results of operations. Our net revenues during 2009 for our semiconductor and capital equipment manufacturers and semiconductor device manufacturers decreased by 43%. However, in 2010, sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers increased by 167%. In 2011, our sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers decreased by 8%. We cannot be certain of the timing or magnitude of future semiconductor industry downturns or recoveries. A decline in the level of orders as a result of any downturn or slowdown in the semiconductor capital equipment industry could have a material adverse effect on our business, financial condition and results of operations.

We are exposed to risks associated with instability in the financial markets and any weakness in the global economy.

The markets for semiconductors and flat panel displays in particular depend largely on consumer spending. Economic uncertainty exacerbates negative trends in consumer spending and may cause certain of our customers to push out, cancel, or refrain from placing equipment or service orders, which may affect our ability to convert backlog to sales and may reduce our net sales. Difficulties in obtaining capital and deteriorating market conditions may also lead to the inability of some customers to obtain affordable financing, resulting in lower sales for us. Customers with liquidity issues may lead to additional bad debt expense for us. These conditions may also similarly affect key suppliers, which could affect their ability to deliver parts and result in delays for our products. Further, these conditions and uncertainty about future economic conditions make it challenging for us to forecast our operating results, make business decisions, and identify the risks that may affect our business, financial condition and results of operations. If we are not able to timely and appropriately adapt to changes resulting from a difficult macroeconomic environment, our business, financial condition or results of operations may be materially and adversely affected.

International sales accounted for approximately 52%, 43% and 46%, of net sales for the years 2011, 2010 and 2009, respectively, a substantial portion of which were sales to China, Japan and other Asian countries and we anticipate that international sales will continue to account for a significant portion of our net sales. In addition, certain of our key domestic customers derive a significant portion of their revenues from sales in international markets. Therefore, our sales and results of operations could be adversely affected by economic slowdowns affecting the global economy generally, as well as economic slow downs in particular regions, such as Asia or Europe, or specific countries such as Japan.

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

Our top ten customers accounted for approximately 41%, 45% and 37% of our net sales for the years 2011, 2010 and 2009, respectively. During the years 2011, 2010 and 2009, one customer, Applied Materials, accounted for approximately 14%, 16% and 13%, respectively, of our net sales. The loss of a major customer or any reduction in orders by these customers, including reductions due to market or competitive conditions, would likely have a material adverse effect on our business, financial condition and results of operations. None of our significant customers, including Applied Materials, has entered into an agreement requiring it to purchase any minimum quantity of our products. The demand for our products from our semiconductor capital equipment customers depends in part on orders received by them from their semiconductor device manufacturer customers.

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

In past years, we made numerous acquisitions and, as a part of our business strategy, we may enter into additional business combinations and acquisitions. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations, technology and personnel of the acquired companies, the potential disruption of our ongoing business and distraction of management, possible internal control weaknesses of the acquired companies, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses. If we are not successful in completing acquisitions that we may pursue in the future, we may be required to reevaluate our growth strategy, and we may incur substantial expenses and devote significant management time and resources in seeking to complete proposed acquisitions that may not generate benefits for us.

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

As of December 31, 2011, our goodwill and intangible assets, net, represented approximately $141.1 million, or 13% of our total assets. Goodwill is generated in our acquisitions when the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets we acquire. Goodwill is subject to an impairment analysis at least annually based on the fair value of the reporting unit. Intangible assets, which relate primarily to the customer technologies, relationships, patents and trademarks and in-process research and development acquired by us as part of our acquisitions of other companies, are subject to an impairment analysis whenever events or changes in circumstances exist that indicate that the carrying value of the intangible asset might not be recoverable. During 2009, we recorded non-cash impairment charges of $205.0 million related to goodwill and intangible assets. We will continue to monitor and evaluate the carrying value of goodwill and intangible assets. If market and economic conditions or business performance deteriorate, the likelihood of the Company recording an impairment charge would increase, which could materially and adversely affect our results of operations.

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

As a global company, we are subject to taxation in the United States and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. Our future annual and quarterly effective tax rates could be affected by numerous factors, including changes in the: applicable tax laws; composition of pre-tax income in countries with differing tax rates; and/or valuation of our deferred tax assets and liabilities. In addition, we are subject to regular examination by the Internal Revenue Service and foreign tax authorities. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different from the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our financial condition and results of operations.

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

As of December 31, 2011, we owned 360 U.S. patents, 382 foreign patents and had 118 pending U.S. patent applications that expire at various dates through 2030. Although we seek to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we cannot be certain that:

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

Litigation may be necessary in order to enforce our patents, copyrights or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. We are, from time to time, involved in lawsuits enforcing or defending our intellectual property rights. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

We may not pay dividends on our common stock.

Holders of our common stock are only entitled to receive such dividends when and if they are declared by our Board of Directors. Although we have declared cash dividends on our common stock for the last year, we are not required to do so and may reduce or eliminate our cash dividend in the future. This could adversely affect the market price of our common stock.

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

We are subject to federal, state, local and foreign regulations, including environmental regulations and regulations relating to the design and operation of our products. We must ensure that the affected products meet a variety of standards, many of which vary across the countries in which our systems are used. For example, the European Union has published directives specifically relating to power supplies. In addition, the European Union has issued directives relating to regulation of recycling and hazardous substances, which may be applicable to our products, or to which some customers may voluntarily elect to adhere to. China has adopted, and certain other Asian countries have indicated, an intention to adopt similar regulations. We must comply with any applicable regulation adopted in connection with these types of directives in order to ship affected products into countries that adopt these types of regulations. We believe we are in compliance with current applicable regulations, directives and standards and have obtained all necessary permits, approvals and authorizations to conduct our business. However, compliance with future regulations, directives and standards, or customer demands beyond such requirements, could require us to modify or redesign certain systems, make capital expenditures or incur substantial costs. If we do not comply with current or future regulations, directives and standards:

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table provides information concerning MKS’ principal and certain other owned and leased facilities as of December 31, 2011:

Location	Sq. Ft.	Activity	Products Manufactured	Lease Expires
Akishima, Japan	26,300	Manufacturing, Customer Support and Service	Materials and Power Delivery Products	September 11, 2018
Andover, Massachusetts	118,000	Manufacturing, Research & Development and Corporate Headquarters	Pressure Measurement and Control Products	(1)
Austin, Texas	20,880	Manufacturing, Sales, Customer Support, Service and Research & Development	Control & Information Management Products	June 30, 2015
Berlin, Germany	20,750	Manufacturing, Customer Support, Service and Research & Development	Reactive Gas Generation Products	December 13, 2013
Boulder, Colorado	124,000	Manufacturing, Customer Support, Service and Research & Development	Vacuum Products	(2)
Carmiel, Israel	11,800	Manufacturing and Research & Development	Control & Information Management Products	December 31, 2012
Cheshire, United Kingdom	16,000	Manufacturing, Sales, Customer Support and Service	Materials Delivery Products	November 6, 2018
Colorado Springs, Colorado	24,000	Research & Development	Not applicable	(3)
Filderstadt, Germany	9,300	Sales and Service	Not applicable	July 31, 2014
Fukuoka, Japan	9,300	Customer Support and Service	Not applicable	October 19, 2012
Hellebaek, Denmark	6,400	Manufacturing and Research & Development	Vacuum Products	December 31, 2012

Location	Sq. Ft.	Activity	Products Manufactured	Lease Expires
Kyunggi, Korea	45,600	Sales, Customer Support and Service	Not applicable	(4)
Lawrence, Massachusetts	40,000	Manufacturing	Pressure Measurement and Control Products	(3)
Lod, Israel	7,600	Customer Support and Research & Development	Not applicable	December 31, 2012
Methuen, Massachusetts	85,000	Manufacturing, Customer Support, Service and Research & Development	Pressure Measurement and Control Products and Materials Delivery Products	(3)
Munich, Germany	20,100	Manufacturing, Sales, Customer Support, Service and Research & Development	Pressure Measurement and Control Products and Materials Delivery Products	(5)
Nogales, Mexico	67,700	Manufacturing	Pressure Measurement and Control Products and Reactive Gas Generation Products	March 31, 2014
Richardson, Texas	8,800	Sales, Customer Support and Service	Not applicable	November 30, 2012
Rochester, New York	156,000	Manufacturing, Sales, Customer Support, Service and Research & Development	Power Delivery Products	(3)
San Jose, California	20,400	Sales, Customer Support and Service	Not applicable	January 31, 2018
Shanghai, China	18,700	Sales, Customer Support and Service	Not applicable	February 28, 2014
Shenzhen, China	242,000	Manufacturing	Power Delivery Products	May 31, 2017
Shropshire, United Kingdom	25,000	Manufacturing	Control & Information Management Products	June 23, 2022
Singapore	12,000	Sales, Customer Support and Service	Not applicable	July 31, 2012
Taiwan	21,400	Sales, Customer Support and Service	Not applicable	August 31, 2012
Tokyo, Japan	6,000	Sales and Customer Support	Not applicable	December 31, 2012
Umea, Sweden	7,000	Sales, Customer Support and Research & Development	Not applicable	August 31, 2013
Wilmington, Massachusetts	118,000	Manufacturing, Sales, Customer Support, Service and Research & Development	Reactive Gas Generation Products and Power Delivery Products	(3)

(1)

MKS owns one facility with 82,000 square feet of space used for manufacturing and research and development and leases 36,000 square feet of space used for its corporate headquarters with a lease term that expires on January 1, 2018.

(2)

MKS leases two facilities, of which one has 39,000 square feet of space and the other has 38,000 square feet of space. Both leases expire on May 31, 2015. MKS also owns a third and fourth facility with 27,000 and 20,000 square feet of space, respectively.

(3)	This facility is owned by MKS.

(4)	MKS leases floors 4 and 6 totaling 36,500 square feet with a lease expiration date of May 2, 2020. MKS leases floor 5 totaling 9,100 square feet with a lease expiration date of January 31, 2013.

(5)	MKS owns 14,800 square feet and leases 1,600 square feet with an expiration date of August 31, 2012 and 3,700 square feet with an expiration date of December 31, 2012.

In addition to manufacturing and other operations conducted at the foregoing leased or owned facilities, MKS provides worldwide sales, customer support and services from various other leased facilities throughout the world not listed in the table above. See “Business—Sales, Marketing, Service and Support.”

Item 3.	Legal Proceedings

We are subject to various legal proceedings and claims, which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol MKSI. On February 17, 2012, the closing price of our common stock, as reported on the NASDAQ Global Select Market, was $31.68 per share. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported by the NASDAQ Global Select Market.

	2011		2010
	High	Low	High	Low
First Quarter	$33.68	$23.09	$20.00	$15.94
Second Quarter	33.85	23.37	24.88	17.45
Third Quarter	27.75	20.96	22.26	16.50
Fourth Quarter	28.89	20.01	24.87	17.31

On February 17, 2012, we had approximately 147 stockholders of record.

Dividend Policy and Cash Dividends

Holders of our common stock are entitled to receive dividends when and if they are declared by our Board of Directors. During 2011, our Board of Directors declared four quarterly dividends of $0.15 per share, which totaled $31.4 million or $0.60 per share. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of our Board of Directors. No dividends were declared or paid in 2010. The Board of Directors intends to declare and pay cash dividends on our common stock based on the financial conditions and results of operations of the Company, although it has no obligation to do so.

On February 13, 2012, our Board of Directors declared a quarterly cash dividend of $0.15 per share to be paid on March 16, 2012 to shareholders of record as of March 1, 2012.

Purchase of Equity Shares

On July 25, 2011, our Board of Directors approved and on July 27, 2011, we publicly announced, a share repurchase program for the repurchase of up to an aggregate of $200 million of our outstanding common stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means (the “Program”). The timing and quantity of any shares repurchased will depend upon a variety of factors, including business conditions, stock market conditions and business development activities, including but not limited to merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice.

The following table sets forth certain information with respect to repurchases of our common stock during the three months ended December 31, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 – October 31, 2011	20,000	$21.48	20,000	$199,096,000
November 1 – November 30, 2011	20,000	$23.71	20,000	$198,622,000
December 1 –December 31, 2011	24,000	$26.20	24,000	$197,993,000

Total			64,000

(1)

We have repurchased approximately 86,000 shares of our common stock pursuant to the Program since its adoption. During the three months ended December 31, 2011, we repurchased a total of 64,000 shares of our common stock pursuant to the Program.

Comparative Stock Performance

The following graph compares the cumulative total shareholder return (assuming reinvestment of dividends) from investing $100 on December 31, 2006, and plotted at the last trading day of each of the fiscal years ended December 31, 2007, 2008, 2009, 2010 and 2011, in each of MKS’ common stock; an industry group index of semiconductor equipment/material manufacturers (the “Morningstar Semiconductor Equipment & Materials Industry Group”), compiled by Morningstar, Inc.; and the NASDAQ Market Index of companies. The stock price performance on the graph below is not necessarily indicative of future price performance. The Company’s common stock is listed on the NASDAQ Global Select Market under the ticker symbol “MKSI.”

Performance Graph

	2006	2007	2008	2009	2010	2011
MKS Instruments, Inc.	$100.00	$84.76	$65.49	$77.06	$108.48	$126.04
NASDAQ Market Index	$100.00	$110.65	$66.42	$96.54	$114.06	$113.16
Morningstar Semiconductor Equipment & Materials Industry Group	$100.00	$107.28	$46.89	$78.72	$88.43	$79.02

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

Item 6.	Selected Financial Data

Selected Consolidated Financial Data

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Statement of Operations Data
Net sales (1)	$822,517	$853,114	$392,693	$621,380	$751,445
Gross profit (1)	374,988	378,638	130,216	248,238	316,194
Income (loss) from operations (1)	184,925	195,507	(171,661)	50,874	109,946
Income (loss) from continuing operations	129,731	132,919	(149,361)	40,010	88,569
Income (loss) from discontinued operations, net of taxes (2)	—	9,668	(63,298)	(9,893)	(2,209)
Net income (loss) (3)	$129,731	$142,587	$(212,659)	$30,117	$86,360
Basic income (loss) per share:
Continuing operations	$2.49	$2.66	$(3.03)	$0.81	$1.57
Net income (loss)	$2.49	$2.85	$(4.31)	$0.61	$1.53
Diluted income (loss) per share:
Continuing operations	$2.45	$2.61	$(3.03)	$0.79	$1.55
Net income (loss)	$2.45	$2.80	$(4.31)	$0.59	$1.51
Cash dividends paid per common share	$0.60	$—	$—	$—	$—
Balance Sheet Data
Cash and cash equivalents	$312,916	$162,476	$111,009	$119,261	$223,968
Short-term investments	252,603	269,457	160,786	159,608	99,797
Working capital	788,470	643,209	461,581	452,793	514,235
Long-term investments	7,873	—	4,853	—	—
Total assets	1,118,654	982,413	774,069	984,939	1,076,260
Short-term obligations	1,932	—	12,885	18,678	20,203
Long-term obligations, less current portion	—	—	—	396	5,871
Stockholders’ equity	$990,012	$847,039	$684,933	$886,698	$954,009

(1)

For the years 2007 through 2009, shown in the table above, the amounts have been revised to exclude the results of two product lines that have been classified as discontinued operations. Loss from operations for 2009 includes an impairment charge of $143.0 million related to the write-down of goodwill, intangible and long-lived assets and $5.5 million of restructuring charges.

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

We are managed as one operating segment. We report revenues and group our products into three product groups, based upon the similarity of the product function, type of product and manufacturing processes. These three groups of products are: Instruments and Control Systems, Power and Reactive Gas Products and Vacuum Products. Our products are derived from our core competencies in pressure measurement and control, materials delivery, gas composition analysis, control and information technology, power and reactive gas generation and vacuum technology. Our products are used in diverse markets, applications and processes. Our primary served markets are manufacturers of capital equipment for semiconductor devices, and for other thin film applications including flat panel displays, solar cells, light emitting diodes (“LEDs”), data storage media and other advanced manufactured products. We also leverage our technology in other markets with advanced manufacturing applications including medical equipment, pharmaceutical manufacturing, energy generation and environmental monitoring.

We have a diverse base of customers that includes manufacturers of semiconductor capital equipment and semiconductor devices, thin film capital equipment used in the manufacture of flat panel displays, LEDs, solar cells, data storage media and other coating applications; and other industrial, medical, energy generation, environmental monitoring and manufacturing companies, and university, government and industrial research laboratories. During the years 2011, 2010 and 2009, approximately 61%, 64% and 52% of our net sales, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers. We expect that sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers will continue to account for a substantial portion of our sales.

In the first half of 2011, we delivered our two strongest revenue quarters on record, with net sales of $456.3 million for the six months ended June 30, 2011. However, late in the second quarter of 2011, we started to see a weakening in our orders and sales, mainly in the semiconductor markets. Worldwide economic uncertainty and slowing consumer spending have resulted in lower electronics demand, rising chip inventories and a slowing of investments in semiconductor production capacity for the second half of 2011. Our capital equipment customers have seen their order rates decline significantly, and they have therefore slowed the rate at which they are ordering from us. As a result, sales to our semiconductor customers decreased by 8% in 2011 compared to 2010, after growing by 167% in 2010 compared to 2009. The semiconductor capital equipment industry is subject to rapid demand shifts, which are difficult to predict, and we are uncertain as to the timing or extent of future demand or any future weakness in the semiconductor capital equipment industry.

Our net revenues sold to other advanced markets, which exclude semiconductor capital equipment and semiconductor device product applications, increased 4% in 2011 compared to the prior year. These advanced and growing markets include LED, medical, pharmaceutical, environmental, thin films, solar and other markets. Approximately 39% of our net sales for 2011 were to other advanced markets and we anticipate that these markets will continue to grow and will represent a larger portion of our revenue.

A significant portion of our net sales is to operations in international markets. During the years 2011, 2010 and 2009, international net sales accounted for approximately 52%, 43% and 46% of our net sales, respectively. A significant portion of our international net sales were sales in Japan. We expect that international net sales will continue to represent a significant percentage of our total net sales.

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

Critical Accounting Policies and Estimates

This section, Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition and allowance for doubtful accounts, inventory, warranty costs, stock- based compensation expense, intangible assets, goodwill and other long-lived assets, in-process research and development and income taxes. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Inventory.    We value our inventory at the lower of cost (first-in, first-out method) or market. We regularly review inventory quantities on hand and record a provision to write-down excess and obsolete inventory to its estimated net realizable value, if less than cost, based primarily on our estimated forecast of product demand. Once our inventory value is written-down and a new cost basis has been established, the inventory value is not increased due to demand increases. Demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases as a result of supply shortages or a decrease in the cost of inventory purchases as a result of volume discounts, while a significant decrease in demand could result in an increase in the charges for excess inventory quantities on hand. In addition, our industry is subject to technological change, new product development and product technological obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results. For 2011, 2010 and 2009, our total charges for excess and obsolete inventory totaled $14.9 million, $13.2 million and $20.3 million, respectively.

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

For the past four years, we have been issuing restricted stock units (“RSUs”) as stock-based compensation. For one year we issued restricted stock awards (“RSAs”) and prior to that, we issued share-based options. We also provide employees the opportunity to purchase shares through an Employee Stock Purchase Program (“ESPP”). For restricted stock units, the fair value is the stock price on the date of grant. For share-based options and shares issued under our ESPP, we have estimated the fair value on the date of grant using the Black Scholes pricing model, which is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, expected life, risk free interest rate and expected dividends. We are also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Management determined that blended volatility, a combination of historical and implied volatility, is more reflective of market conditions and a better indicator of expected volatility than historical or implied volatility alone.

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

We have elected to perform our annual goodwill impairment test as of October 31 of each year, or more often if events or circumstances indicate that there may be impairment. Reporting units are defined as operating segments or one level below an operating segment, referred to as a component. We have determined that our reporting units are components of our one operating segment. We allocate goodwill to reporting units at the time of acquisition and when there is a change in the reporting unit structure and base that allocation on which reporting units will benefit from the acquired assets and liabilities. The estimated fair values of our reporting units were based on discounted cash flow models (“DCF”) derived from internal earnings and internal and external market forecasts. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, perpetual growth rates, and the amount and timing of expected future cash flows. Discount rates are based on a weighted average cost of capital (“WACC”), which represents the average rate a business must pay its providers of debt and equity. The WACC used to test goodwill is derived from a group of comparable companies. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. We make every effort to forecast these future cash flows as accurately as possible with the information available at the time the forecast is developed.

In 2011, we adopted authoritative guidance that allows entities to use a qualitative approach to test goodwill for impairment. This authoritative guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying value. For the reporting units that did not experience any significant adverse changes in their business or reporting structures or any other adverse changes, and the reporting unit’s fair value substantially exceeded its amount from the prior year assessment, we performed the qualitative “Step 0” assessment. In performing the qualitative Step 0 assessment, we considered certain events and circumstances specific to the reporting unit and to the entity as a whole, such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. For the remaining reporting units that did not meet the criteria, we performed the two-step goodwill impairment test. Under the two-step goodwill impairment test, we compared the fair value of each reporting unit to its respective carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the reporting unit’s carrying amount exceeds the fair value, the second step of the goodwill impairment test must be completed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of goodwill with the carrying value of goodwill. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit, the excess of the fair value over amounts assigned to its assets and liabilities is the implied fair value of goodwill. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference.

Due to various factors, including market and economic conditions that contributed to a decline in our forecasted business levels, and the excess of our consolidated net assets over market capitalization for a sustained period of time, we concluded an interim assessment for impairment should be conducted for our goodwill and intangible assets as of April 30, 2009, the date of the triggering event. In the interim assessment, we determined that for certain reporting units, the carrying amount of their net assets exceeded their respective fair values, indicating that a potential impairment existed. After completing the second step of the goodwill impairment test, we recorded a goodwill impairment charge in the second quarter of 2009 of $193.3 million. We tested the long-lived assets in question for recoverability by comparing the sum of the undiscounted cash flows attributable to each respective asset group to their carrying amounts, and determined that the carrying amounts were not recoverable. We then evaluated the fair values of each long-lived asset of the potentially impaired long-lived asset group to determine the amount of the impairment, if any. The fair value of each intangible asset was based primarily on an income approach, which is a present value technique used to measure the fair value of future cash flows produced by the asset. We estimated future cash flows over the remaining useful life of each intangible asset. As a result of this analysis, we determined that certain of our intangible assets related to completed technology, customer relationships, and patents and trademarks, had carrying values that exceeded their estimated fair values. As a result, an impairment charge of $11.7 million was recorded in the second quarter of 2009. In 2010, we reclassified $53.8 million and $11.7 million of the goodwill and intangible asset impairment charges, respectively, to discontinued operations for 2009, as the charges related to the two discontinued product lines.

As of October 31, 2011, the Company performed its annual impairment assessment of goodwill and determined that it is more likely than not that the fair values of the reporting units exceed their carrying amount. We will continue to monitor and evaluate the carrying value of goodwill. If market and economic conditions or business performance deteriorate, this could increase the likelihood of us recording an impairment charge, however, management believes it is not reasonably likely that an impairment will occur at any of its reporting units over the next twelve months.

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

The value of IPR&D is determined using the income approach, which discounts expected future cash flows from projects under development to their net present value. Each project is analyzed and estimates and judgments are made to determine the technological innovations included in the utilization of core technology, the complexity, cost, time to complete development, any alternative future use or current technological feasibility and the stage of completion.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total net sales of certain line items included in our consolidated statements of operations data:

	Years Ended December 31,
	2011	2010	2009
Net revenues:
Product	87.4%	89.5%	82.7%
Service	12.6	10.5	17.3

Total net revenues	100.0%	100.0%	100.0%
Cost of revenues:
Product	47.1	49.4	55.9
Service	7.3	6.2	10.9

Total cost of revenues	54.4%	55.6%	66.8%

Gross profit	45.6%	44.4%	33.2%
Research and development	7.4	7.3	12.8
Selling, general and administrative	15.6	14.1	25.6
Amortization of acquired intangible assets	0.1	0.2	0.7
Goodwill and asset impairment	—	—	36.4
Gain on sale of asset	—	(0.1)	—
Restructuring	—	—	1.4

Income (loss) from operations	22.5%	22.9%	(43.7)%
Interest income, net	0.1	0.1	0.4

Income (loss) from continuing operations before income taxes	22.6%	23.0%	(43.3)%
Provision (benefit) for income taxes	6.8	7.4	(5.3)

Income (loss) from continuing operations	15.8%	15.6%	(38.0)%
Income (loss) from discontinued operations, net of taxes	—	1.1	(16.1)

Net income (loss)	15.8%	16.7%	(54.1)%

Year Ended 2011 Compared to 2010 and 2009

Net Revenues

	Years Ended December 31,			% Change in 2011	% Change in 2010
	2011	2010	2009
	(Dollars in millions)
Product	$719.0	$763.4	$325.0	(5.8)%	134.9%
Service	103.5	89.7	67.7	15.4	32.4

Total net revenues	$822.5	$853.1	$392.7	(3.6)%	117.2%

Product revenues decreased $44.4 million during 2011 compared to 2010. Product revenues related to our semiconductor capital equipment manufacturer and semiconductor device manufacturer customers decreased by $51.6 million or 10.6%, as we believe that slowing consumer spending has resulted in lower electronics demand, rising chip inventories and a slowing of investment in semiconductor production capacity. Our product revenues for other advanced markets, which exclude semiconductor capital equipment and semiconductor device product applications, increased by $7.2 million or 2.6%. We saw an increase in our solar and general industrial markets, offset by decreases in film, LED, medical and other markets. Our domestic product revenues decreased by $93.2 million or 20.7%, mainly due to a high concentration of sales to the semiconductor markets. Our international markets increased by $48.8 million or 15.6%, mainly due to sales in China, which increased by $36.7 million. This increase was mainly due to product revenues from a thin film solar customer in China.

Product revenues increased $438.4 million during 2010 compared to 2009. During 2010, we believe a recovery in the global economy contributed to an increase in demand for our products in all of the markets we serve. Our increase in overall product revenues was primarily due to the increase in worldwide demand from our semiconductor capital equipment manufacturer and semiconductor device manufacturer customers. Product revenues related to these customers increased $305.5 million or 175.2% compared to the same period for the prior year. Revenues related to other advanced markets increased $133.0 million or 88.3% compared to the same period for the prior year. The increase in demand in our other advanced markets included the LED, medical, pharmaceutical, environmental, thin films, solar and other markets. Our domestic product revenues increased by $262.5 million or 139.2% mainly due to a high concentration of sales to the semiconductor capital equipment and device manufacturer customers. Our international product revenues increased $176.0 million or 129.1% during 2010. This increase consists of a $107.7 million increase in product revenues from our semiconductor customers and an increase in product revenues of $68.3 million related to other advanced markets.

Service revenues consisted mainly of fees for services related to the maintenance and repair of our products, software maintenance, installation services and training. Service revenues increased $13.8 million during 2011 compared to 2010 as a result of a larger installed base of products and due to our continued investment in 2011 to grow our worldwide service business. Service revenues increased $22.0 million during 2010 compared to 2009 as a result of the improvement in the global economy in 2010 compared to 2009.

Total international net revenues, including product and service, were $431.4 million for 2011 or 52.5% of net sales compared to $369.0 million for 2010 or 43.2% of net sales and $180.1 million or 45.8% of net sales for 2009.

Gross Profit

	Years Ended December 31,			% Points Change in 2011	% Points Change in 2010
	2011	2010	2009
	(As a percentage of net revenues)
Product	46.1%	44.8%	32.4%	1.3%	12.4%
Service	42.0	41.2	37.0	0.8	4.2

Total gross profit percentage	45.6%	44.4%	33.2%	1.2%	11.2%

Gross profit on product revenues increased by 1.3 percentage points during 2011 compared to the prior year. The increase was mainly due to favorable product mix, which accounted for 4.6 percentage points of the overall increase. In addition, 0.9 percentage points of the overall increase is due to favorable foreign exchange rate fluctuations and 0.4 percentage points was due to a duties refund received in late 2011 on duties that were paid in prior years. These increases were partially offset by 2.4 percentage points due to higher overhead, 1.1 percentage points due to higher excess and obsolete inventory net charges and 1.1 percentage points due to unfavorable product revenue volume.

Gross profit on product revenues increased by 12.4 percentage points during 2010 compared to the prior year. The increase was mainly due to an increase in product revenue volumes, which accounted for 8.2 percentage points of the overall increase, and an increase of 1.6 percentage points due to favorable product mix. In addition, our gross profit increased by 2.4 percentage points due to lower excess and obsolete inventory-related net charges. The higher excess and obsolete inventory related charges in 2009 were primarily a result of a lower inventory consumption plan in the first quarter of 2009 that we implemented in response to the weakness in the markets we served during that period.

Cost of service revenues consists primarily of costs of providing services for repair and training which includes salaries and related expenses and other fixed costs. Service gross profit for 2011 increased 0.8 percentage points compared to the same period for the prior year. Of this increase, 1.8 percentage points was due to favorable volume and 1.4 percentage points was due to favorable foreign exchange rate fluctuations. These increases were offset by 2.5 percentage points related to unfavorable mix. Service gross profit for 2010 increased 4.2 percentage points compared to the same period for the prior year. The increase was mainly a result of higher service revenue since a portion of overhead costs are fixed.

Research and Development

	Years Ended December 31,			% Change in 2011	% Change in 2010
	2011	2010	2009
	(Dollars in millions)
Research and development expenses	$61.0	$62.7	$50.2	(2.6)%	24.8%

Research and development expenses decreased $1.7 million during 2011 compared to the prior year. The decrease consists mainly of a $1.1 million decrease in spending on project materials and a $0.6 million decrease in consulting costs, both of which were a result of cost control measures taken primarily in the second half of 2011.

Research and development expenses increased $12.5 million during 2010 compared to the prior year. The increase includes a $5.9 million increase in compensation expense, a $2.4 million increase in spending on project materials, a $3.0 million increase in consulting and other costs and a $1.1 million increase in patent and other legal related costs. The increase in compensation expense is primarily due to the Company’s restoration of both the incentive compensation plan and certain employee benefits that were suspended as part of cost control measures in 2009. Our favorable operating profit levels in 2010 resulted in an increase in incentive compensation expense compared to 2009, since our incentive compensation plan is based on achieving certain operating profit levels.

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

Selling, General and Administrative

	Years Ended December 31,			% Change in 2011	% Change in 2010
	2011	2010	2009
	(Dollars in millions)
Selling, general and administrative expenses	$128.0	$119.8	$100.4	6.8%	19.3%

Selling, general and administrative expenses increased $8.2 million during 2011 compared to 2010. The increase consists primarily of a $4.6 million unfavorable impact from foreign exchange fluctuations, mainly related to changes in the Japanese Yen, and a $4.0 million increase in professional fees, primarily related to information technology projects.

Selling, general and administrative expenses increased $19.4 million during 2010 compared to 2009. The increase includes a $17.9 million increase in compensation expense, a $3.1 million increase in consulting, professional and other fees and a $1.6 million increase in travel related expenses. The increase was partially offset by a $1.4 million decrease in the provision of uncollectable accounts receivable, a $1.1 million decrease in depreciation and facility related costs and a $1.1 million favorable impact from foreign exchange fluctuations. The increase in compensation expense is primarily due to the Company’s restoration of both the incentive compensation plan and certain employee benefits that were suspended as part of cost control measures in 2009. Our favorable operating profit levels in 2010 resulted in an increase in incentive compensation expense compared to 2009, since our incentive compensation plan is based on achieving certain operating profit levels.

Amortization of Acquired Intangible Assets

	Years Ended December 31,			% Change in 2011	% Change in 2010
	2011	2010	2009
	(Dollars in millions)
Amortization of acquired intangible assets	$1.0	$1.3	$2.8	(20.9)%	(53.5)%

Amortization expense decreased by $0.3 million and $1.5 million for 2011 and 2010, respectively, as certain acquired intangible assets became fully amortized during each year.

Goodwill and Asset Impairment Charges

	Years Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Goodwill and asset impairment charges	$—	$—	$143.0

During 2009, we reviewed our goodwill and long-lived assets for potential impairment as a result of market and economic conditions that contributed to a decline in our forecasted business levels, and the excess of our consolidated net assets over our market capitalization for a sustained period of time. As a result of this impairment assessment, we recorded non-cash goodwill and intangible asset impairment charges of $193.3 million and $11.7 million, respectively. In addition, as a result of a facility consolidation in Asia in the second quarter of 2009, we recorded a non-cash impairment charge of $3.5 million to continuing operations resulting from the write-down of the value of a building to its estimated fair value. In 2010, we reclassified $53.8 million and $11.7 million of the goodwill and intangible asset impairment charges, respectively, to discontinued operations for 2009, as the charges related to the two discontinued product lines.

Gain on sale of asset

	Years Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Gain on sale of asset	$—	$0.7	$—

During the first quarter of 2010, we sold two vacated facilities for proceeds of $2.1 million and recorded a $0.7 million net gain on the sale.

Restructuring

	Years Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Restructuring	$—	$—	$5.5

In light of the 2008 and 2009 global financial crisis and its impact on our semiconductor equipment OEM customers and the other markets we serve, we initiated a restructuring plan in the first quarter of 2009. The plan included a reduction in our worldwide headcount of approximately 630 people, which represented approximately 24% of our global workforce. The restructuring charges of $5.5 million in 2009 were primarily for severance and other charges associated with the reductions in workforce. The restructuring plan was completed in the first quarter of 2010.

Interest Income, Net

	Years Ended December 31,			% Change in 2011	% Change in 2010
	2011	2010	2009
	(Dollars in millions)
Interest income, net	$1.1	$0.9	$1.6	22.9%	(44.1)%

Net interest income increased $0.2 million during 2011 compared to the prior year due to an increase in investment balances and a change in the mix of the overall investment portfolio. Net interest income decreased $0.7 million during 2010 compared to the prior year mainly due to a general decrease in market rates and the investment mix of our portfolio during this period.

Provision (Benefit) for Income Taxes

	Years Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Provision (benefit) for income taxes	$56.3	$63.5	$(20.7)

The provision (benefit) for income taxes in 2011, 2010 and 2009 are comprised of U.S. federal, state and foreign income taxes.

Our effective tax rate for the years 2011, 2010 and 2009 was 30.3%, 32.3% and (12.2)%, respectively. The effective tax rate in 2011 and related tax provision is lower than the U.S. statutory tax rate primarily due to geographic mix of income and profits earned by our international subsidiaries being taxed at rates lower than the U.S. statutory tax rate.

The effective tax rate in 2010 and related tax provision is lower than the U.S. statutory tax rate primarily due to geographic mix of income and profits earned by our international subsidiaries being taxed at rates lower than the U.S. statutory tax rate.

The effective tax rate in 2009 and related tax benefit was lower than the U.S. statutory tax rate primarily due to non-deductible goodwill impairment charges of $139.4 million during the second quarter of 2009, partially offset by discrete reserve releases.

At December 31, 2011, our total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $35.2 million. At December 31, 2010, our total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $21.3 million. The net increase from December 31, 2010 was primarily attributable to a current year increase in reserves for uncertain tax positions, partially offset by a reduction due to the effective settlement of a foreign tax audit. As of December 31, 2011, if these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of $15.4 million, excluding interest and penalties, would impact our effective tax rate. We accrue interest expense and, if applicable, penalties, for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. At December 31, 2011, 2010 and 2009 we had accrued interest on unrecognized tax benefits of approximately $1.0 million, $1.0 million and $0.7 million, respectively.

Over the next 12 months it is reasonably possible that we may recognize $2.8 million to $3.4 million of previously unrecognized tax benefits related to various U.S. federal, state and foreign tax positions as a result of the conclusion of various audits and the expiration of statutes of limitations. We are subject to examination by federal, state and foreign tax authorities. Our U.S. federal tax filings are open for examination for tax years 2007 through present. The statute of limitations in our other tax jurisdictions remains open between fiscal years 2004 through present.

On a quarterly basis, we evaluate both positive and negative evidence that affect the realizability of net deferred tax assets and assess the need for a valuation allowance. The future benefit to be derived from our deferred tax assets is dependent upon our ability to generate sufficient future taxable income to realize the assets. During 2011, we increased our valuation allowance by $1.2 million primarily related to capital losses incurred from our foreign affiliates because we determined it is more likely than not that the deferred tax assets related to these attributes will not be realized. In 2010, we increased our valuation allowance by $20.1 million primarily related to capital losses incurred from our discontinued business operations. In 2011, we recorded a net benefit to income tax expense of $2.1 million, excluding interest and penalties, due to discrete reserve releases primarily related to the effective settlement of a German tax audit for years 2001 through 2005. In 2010, we did not record a net benefit to income tax expense. In 2009, we recorded a net benefit to income tax expense of $5.7 million, excluding interest and penalties, due to discrete reserve releases primarily related to the close of the 2005 and 2006 U.S. federal tax audits.

During 2006, we received a notification letter from the Israeli Ministry of Industry Trade and Labor (“MITL”) indicating that our Israeli operations were in compliance with requirements relating to the tax holiday granted to our manufacturing operations in Israel in 2001. This tax holiday expired at December 31, 2011 and was subject to meeting continued investment, employment and other requirements under the guidelines of the MITL. This tax holiday resulted in income tax savings of approximately $1.0 million, $2.7 million and $0.3 million for the years 2011, 2010 and 2009, respectively.

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

Discontinued Operations

	Years Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Income (loss) from discontinued operations, net of taxes	$—	$9.7	$(63.3)

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

Liquidity and Capital Resources

Cash, cash equivalents and short-term marketable investments totaled $565.5 million at December 31, 2011, an increase of $133.6 million compared to $431.9 million at December 31, 2010. This increase was mainly due to the net cash provided by operating activities as a result of our net income and net proceeds related to employee stock option awards, partially offset by dividend payments to our common stockholders and capital expenditures.

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

Net cash provided by operating activities was $156.0 million for 2011 and resulted mainly from net income of $129.7 million, which included non-cash net charges of $39.1 million, partially offset by an increase in working capital of $15.5 million. The increase in working capital consisted primarily of an increase in inventory of $11.7 million, a decrease in accounts payable of $11.6 million, an increase in other operating assets of $7.7 million and an increase in income taxes of $5.3 million. These increases were offset by a decrease in accounts receivable of $17.9 million, and an increase in accrued expenses and other operating liabilities of $2.9 million. The increase in inventory relates to specific solar projects where shipment has been delayed by our customers. The decrease in accounts payable and accounts receivable is caused by a slowdown in our business in the fourth quarter of 2011 compared to the fourth quarter of 2010.

Net cash provided by operating activities was $163.5 million for 2010 and resulted mainly from net income of $142.6 million, which included non-cash net charges of $37.7 million, partially offset by an increase in working capital of $19.8 million. The increase in working capital consisted primarily of a $52.5 million increase in inventory and a $42.5 million increase in accounts receivable. These increases were partially offset by a $40.9 million increase in accrued expenses and other liabilities, a $22.8 million decrease in income taxes receivable and a $11.2 million increase in accounts payable. The increases in working capital are primarily related to our increase in business levels in 2010. The increase in accrued expenses includes an increase of $20.6 million in accrued compensation related to increases in incentive compensation and accrued salaries and benefits. The decrease in income taxes receivable was primarily due to the collection of an income tax refund of $24.7 million.

Net cash used in investing activities was $6.1 million for 2011 and resulted primarily from the purchase of property and equipment of $15.6 million, partially offset by net maturities and sales of investments of $9.9 million. The $15.6 million increase in plant and equipment was primarily for the purchase of calibration and test equipment. Net cash used in investing activities was $105.6 million for 2010 and resulted primarily from the net purchases of $104.1 million of available-for-sale investments and purchases of plant and equipment of $15.8 million, partially offset by $15.6 million in net proceeds from the sale of the discontinued product lines. The $15.8 million increase in plant and equipment was primarily for the purchase of calibration and test equipment.

Net cash provided by financing activities was $2.4 million for 2011 and consisted primarily of $28.5 million received in net proceeds related to employee stock awards, $5.3 million related to excess tax benefit from stock-based compensation and $1.9 million in net proceeds from short-term borrowings. These increases were partially offset by $31.4 million of dividend payments made to common stockholders and $2.0 million related to the repurchase of common stock. Net cash used in financing activities was $5.0 million for 2010 and consisted primarily of $13.7 million in net repayment of short-term borrowings, partially offset by $6.5 million in net proceeds related to stock-based compensation.

Our Japanese subsidiary has lines of credit and short-term borrowing arrangements with two financial institutions which provide for aggregate borrowings as of December 31, 2011 of up to an equivalent of $32.2 million U.S. dollars, which generally expire and are renewed at three month intervals. Total borrowings outstanding under these arrangements at December 31, 2011 were $1.9 million at an average interest rate of 0.65%. There were no borrowings outstanding under these arrangements at December 31, 2010.

We have provided financial guarantees for certain unsecured borrowings and have standby letters of credit, some of which do not have fixed expiration dates. At December 31, 2011, our maximum exposure as a result of these standby letters of credit and performance bonds was approximately $1.0 million.

On July 25, 2011, our Board of Directors approved, and on July 27, 2011 we publicly announced, a share repurchase program for the repurchase of up to an aggregate of $200 million of our common stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means. The timing and quantity of any shares repurchased will depend upon a variety of factors, including business conditions, stock market conditions and business development activities, including but not limited to merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice. During 2011, we repurchased approximately 86,000 shares of our common stock for $2.0 million at an average price of $23.40 per share.

Holders of our common stock are entitled to receive dividends when they are declared by our Board of Directors. For the year ended December 31, 2011, we paid cash dividends of $31.4 million in aggregate, or $0.60 per share. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of our Board of Directors.

On February 13, 2012, our Board of Directors declared a quarterly cash dividend of $0.15 per share to be paid on March 16, 2012 to shareholders of record as of March 1, 2012.

Future payments due under debt, lease and purchase commitment obligations as of December 31, 2011 are as follows:

	Payment Due By Period
Contractual Obligations (In thousands)	Total	Less than 1 Year	1-3 years	3-5 years	After 5 years	Other (3)
Operating lease obligations	$28,723	$7,619	$10,558	$6,557	$3,989	$—
Purchase obligations(1)	141,490	126,776	11,002	3,712	—	—
Other long-term liabilities reflected on the Balance Sheet under U.S. GAAP(2)	32,211	201	99	60	15,767	16,084

Total	$202,424	$134,596	$21,659	$10,329	$19,756	$16,084

(1)

As of December 31, 2011, we have entered into purchase commitments for certain inventory components and other equipment and services used in our normal operations. The majority of these purchase commitments covered by these arrangements are for periods of less than one year and aggregate to approximately $141.5 million.

(2)	The majority of this balance relates to income taxes payable and accrued compensation for certain executives related to supplemental retirement benefits.

(3)	The majority of this balance relates to our reserve for uncertain tax positions.

We believe that our current cash position and available borrowing capacity, together with the cash anticipated to be generated from operations, will be sufficient to satisfy our estimated working capital, planned capital expenditure requirements, and any future cash dividends declared by our Board of Directors or share repurchases through at least the next 12 months and the foreseeable future.

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

We had forward exchange contracts with notional amounts totaling $36.1 million outstanding at December 31, 2011 of which $18.7 million were outstanding to exchange Japanese yen to U.S. dollars. We had forward exchange contracts with notional amounts totaling $87.7 million outstanding at December 31, 2010 of which $50.1 million were outstanding to exchange Japanese yen for U.S. dollars.

As of December 31, 2011, the unrealized loss that will be reclassified from accumulated other comprehensive income to earnings over the next twelve months is $523 thousand. The ineffective portions of the derivatives are recorded in selling, general and administrative costs and were immaterial in 2011, 2010 and 2009, respectively.

We sometimes hedge certain intercompany and other payables with forward exchange contracts. Typically, as these derivatives hedge existing amounts that are denominated in foreign currencies, the derivatives do not qualify for hedge accounting. The foreign exchange gain or loss on these derivatives was immaterial in 2011, 2010 and 2009.

Realized and unrealized gains and losses on forward exchange contracts that do not qualify for hedge accounting are recognized currently in earnings. The cash flows resulting from forward exchange contracts are classified in our consolidated statements of cash flows as part of cash flows from operating activities. We do not hold or issue derivative financial instruments for trading purposes.

Gains and losses on forward exchange contracts that qualify for hedge accounting are classified in selling, general and administrative expenses in 2011 and totaled a loss of $4.0 million. In 2010 and 2009, these gains and losses were classified in cost of products and totaled a gain of $1.0 million and loss of $1.1 million, respectively.

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

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) which simplifies how companies test goodwill for impairment. Under the amendments, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in the goodwill accounting standard. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We adopted this new ASU in the fourth quarter of 2011. The new ASU did not have a material effect on our consolidated financial statements.

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

In May 2011, the FASB issued an ASU which applies to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. The amendments do not extend the use of fair value accounting, but provide guidance on how it should be applied where its use is already required or permitted by other standards within U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). The amendments change the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the ASU clarifies the FASB’s intent about the application of existing fair value measurements. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. We do not expect the new ASU to have a material effect on our consolidated financial statements.

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

There were forward exchange contracts with notional amounts totaling $36.1 million and $87.7 million outstanding at December 31, 2011 and 2010, respectively. Of such forward exchange contracts, $18.7 million and $50.1 million, respectively, were outstanding to exchange Japanese yen for U.S. dollars with the remaining amounts relating to contracts to exchange the British pound, South Korean won and Euro for U.S. dollars. The potential fair value loss for a hypothetical 10% adverse change in the currency exchange rate on our forward exchange contracts at December 31, 2011 and 2010 would be $4.0 million and $9.7 million, respectively. The potential losses in 2011 and 2010 were estimated by calculating the fair value of the forward exchange contracts at December 31, 2011 and 2010 and comparing that with those calculated using hypothetical forward currency exchange rates.

Interest Rate Risk

Due to its short-term duration, the fair value of our cash and investment portfolio at December 31, 2011 and 2010 approximated its carrying value. Interest rate risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for securities contained in the investment portfolio. The resulting hypothetical fair value was not materially different from the year-end carrying values.

From time to time, we have outstanding lines of credit and short-term borrowings with variable interest rates, primarily denominated in Japanese yen. At December 31, 2011, we had $1.9 million outstanding related to these short-term borrowings at an average interest rate of 0.65%. There were no outstanding borrowings at December 31, 2010. Due to the short-term nature and amount of this short-term debt, a hypothetical change of 10% in interest rates would not have a material effect on our near-term financial condition or results of operations.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders of

MKS Instruments, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of MKS Instruments, Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 24, 2012

MKS Instruments, Inc.

Consolidated Balance Sheets

	December 31,
	2011	2010
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$312,916	$162,476
Short-term investments	252,603	269,457
Trade accounts receivable, net of allowances of $2,516 and $2,557 at December 31, 2011 and 2010, respectively	120,894	138,181
Inventories	153,632	156,429
Deferred income taxes	10,618	13,775
Other current assets	34,238	12,577

Total current assets	884,901	752,895
Property, plant and equipment, net	72,487	68,976
Long-term investments	7,873	—
Goodwill	140,084	140,020
Intangible assets, net	1,043	1,743
Other assets	12,266	18,779

Total assets	$1,118,654	$982,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$1,932	$—
Accounts payable	24,853	36,427
Accrued compensation	21,774	29,944
Income taxes payable	7,548	5,347
Other current liabilities	40,324	37,968

Total current liabilities	96,431	109,686
Other liabilities	32,211	25,688
Commitments and contingencies (Note 23)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, no par value, 200,000,000 shares authorized; 52,491,948 and 50,648,601 shares issued and outstanding at December 31, 2011 and 2010, respectively	113	113
Additional paid-in capital	707,419	663,792
Retained earnings	268,870	171,356
Accumulated other comprehensive income	13,610	11,778

Total stockholders’ equity	990,012	847,039

Total liabilities and stockholders’ equity	$1,118,654	$982,413

The accompanying notes are an integral part of the consolidated financial statements.

MKS Instruments, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2011	2010	2009
	(in thousands, except per share data)
Net Revenues:
Products	$719,002	$763,452	$324,951
Services	103,515	89,662	67,742

Total net revenues	822,517	853,114	392,693
Cost of revenues:
Cost of products	387,445	421,777	219,776
Cost of service	60,084	52,699	42,701

Total cost of revenues	447,529	474,476	262,477
Gross profit	374,988	378,638	130,216
Research and development	61,033	62,689	50,212
Selling, general and administrative	128,015	119,841	100,429
Amortization of acquired intangible assets	1,015	1,283	2,762
Goodwill and asset impairment charges	—	—	142,958
Gain on sale of asset	—	(682)	—
Restructuring	—	—	5,516

Income (loss) from operations	184,925	195,507	(171,661)
Interest income	1,159	1,052	1,703
Interest expense	32	135	62

Income (loss) from continuing operations before income taxes	186,052	196,424	(170,020)
Provision (benefit) for income taxes	56,321	63,505	(20,659)

Income (loss) from continuing operations	129,731	132,919	(149,361)
Income (loss) from discontinued operations, net of taxes	—	9,668	(63,298)

Net income (loss)	$129,731	$142,587	$(212,659)

Basic income (loss) per share:
Continuing operations	$2.49	$2.66	$(3.03)
Discontinued operations	—	0.19	(1.28)

Net income (loss)	$2.49	$2.85	$(4.31)

Diluted income (loss) per share:
Continuing operations	$2.45	$2.61	$(3.03)
Discontinued operations	—	0.19	(1.28)

Net income (loss)	$2.45	$2.80	$(4.31)

Cash dividends paid per common share	$0.60	$—	$—

Weighted average common shares outstanding:
Basic	52,169	50,077	49,318

Diluted	52,847	50,927	49,318

The accompanying notes are an integral part of the consolidated financial statements.

MKS Instruments, Inc.

Consolidated Statements of Stockholders’ Equity

	For the years ended December 31, 2011, 2010 and 2009
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Comprehensive Income (loss)	Total Stockholders’ Equity
	Shares	Amount
	(in thousands, except share data)
Balance at December 31, 2008	49,275,975	$113	$637,938	$241,428	$7,219		$886,698
Net issuance under stock-based plans	238,966		(114)				(114)
Stock-based compensation			8,845				8,845
Tax benefit from stock-based plans			(1,258)				(1,258)
Comprehensive income (loss) (net of tax):
Net loss				(212,659)		(212,659)	(212,659)
Other comprehensive income (loss):
Changes in value of financial instruments designated as cash flow hedges					267	267	267
Changes in unrealized gain on investments					92	92	92
Foreign currency translation adjustment					3,062	3,062	3,062

Comprehensive loss						$(209,238)

Balance at December 31, 2009	49,514,941	$113	$645,411	$28,769	$10,640		$684,933
Net issuance under stock-based plans	1,133,660		6,524				6,524
Stock-based compensation			10,604				10,604
Tax expense from stock-based plans			1,253				1,253
Comprehensive income (net of tax):
Net income				142,587		142,587	142,587
Other comprehensive income:
Changes in value of financial instruments designated as cash flow hedges					(2,600)	(2,600)	(2,600)
Changes in unrealized gain on investments					28	28	28
Foreign currency translation adjustment					3,710	3,710	3,710

Comprehensive income						$143,725

Balance at December 31, 2010	50,648,601	$113	$663,792	$171,356	$11,778		$847,039
Net issuance under stock-based plans	1,929,135		28,546				28,546
Stock-based compensation			11,225				11,225
Tax expense from stock-based plans			5,019				5,019
Stock repurchase	(85,788)		(1,163)	(844)			(2,007)
Cash dividend				(31,373)			(31,373)
Comprehensive income (net of tax):
Net income				129,731		129,731	129,731
Other comprehensive income:
Changes in value of financial instruments designated as cash flow hedges					1,570	1,570	1,570
Changes in unrealized gain on investments					133	133	133
Foreign currency translation adjustment					129	129	129

Comprehensive income						$131,563

Balance at December 31, 2011	52,491,948	$113	$707,419	$268,870	$13,610		$990,012

The accompanying notes are an integral part of the consolidated financial statements.

MKS Instruments, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$129,731	$142,587	$(212,659)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,980	13,823	18,759
Stock-based compensation	11,225	10,604	8,845
Provision for excess and obsolete inventory	14,857	13,230	20,335
Impairment of goodwill	—	—	193,255
Impairment of intangibles and other long-lived assets	—	—	15,242
Gain on disposal of discontinued operations	—	(4,432)	—
Deferred income taxes	7,549	10,097	(3,143)
Excess tax benefits from stock-based compensation	(5,338)	(2,112)	(40)
Other	567	(560)	1,003
Changes in operating assets and liabilities:
Trade accounts receivable	17,923	(42,540)	(9,935)
Inventories	(11,697)	(52,467)	(4,677)
Income taxes	(5,345)	22,796	(19,939)
Other current assets	(7,674)	296	2,511
Accrued compensation and other liabilities	2,904	40,928	(10,757)
Accounts payable	(11,646)	11,220	6,103

Net cash provided by operating activities	156,036	163,470	4,903

Cash flows from investing activities:
Purchases of investments	(475,777)	(410,551)	(254,057)
Maturities and sales of investments	485,707	306,498	248,147
Purchases of property, plant and equipment	(15,567)	(15,819)	(4,179)
Proceeds from sale of assets	7	2,318	128
Net proceeds from sale of discontinued operations	—	15,582	—
Other	(448)	(3,651)	333

Net cash used in investing activities	(6,078)	(105,623)	(9,628)

Cash flows from financing activities:
Proceeds from short-term borrowings	41,802	119,209	162,361
Payments on short-term borrowings	(39,915)	(132,872)	(166,847)
Repurchases of common stock	(2,007)	—	—
Net proceeds (payments) related to employee stock awards	28,546	6,524	(114)
Dividend payments to common stockholders	(31,373)	—	—
Excess tax benefit from stock-based compensation	5,338	2,112	40
Other	—	—	(996)

Net cash provided by (used in) financing activities	2,391	(5,027)	(5,556)

Effect of exchange rate changes on cash and cash equivalents	(1,909)	(1,353)	2,029

Increase (decrease) in cash and cash equivalents	150,440	51,467	(8,252)
Cash and cash equivalents at beginning of year	162,476	111,009	119,261

Cash and cash equivalents at end of year	$312,916	$162,476	$111,009

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$144	$78	$187
Income taxes	$52,561	$47,446	$10,038

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1)	Business Description

MKS Instruments, Inc. (“MKS” or the “Company”) was founded in 1961 and is a global provider of instruments, subsystems and process control solutions that measure, control, power, monitor and analyze critical parameters of advanced manufacturing processes to improve process performance and productivity of advanced manufacturing processes. MKS is managed as one operating segment and we group our products into three product groups based upon the similarity of the product function, type of product and manufacturing processes. These three groups of products are: Instruments and Control Systems, Power and Reactive Gas Products and Vacuum Products. MKS’ products are derived from its core competencies in pressure measurement and control, materials delivery, gas composition analysis, control and information technology, power and reactive gas generation and vacuum technology.

2)	Basis of Presentation

The consolidated financial statements include the accounts of MKS Instruments, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates and Reclassifications

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, stock-based compensation, inventory, intangible assets, goodwill, and other long-lived assets, acquisition expenses, income taxes and investments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

For the year 2009, shown in the table below, the Company revised the amounts related to cash provided by operating activities and cash used in financing activities in its consolidated statements of cash flows to correct for immaterial errors. These corrections related to adjusting the excess tax benefit amounts associated with stock-based compensation.

2009
Net cash provided by operating activities:
As reported	$7,368
As adjusted	4,903

Change	$(2,465)

Net cash used in financing activities:
As reported	$(8,021)
As adjusted	(5,556)

Change	$2,465

3)	Summary of Significant Accounting Policies

Revenue Recognition and Accounts Receivable Allowances

Revenue from product sales is recorded upon transfer of title and risk of loss to the customer provided that there is evidence of an arrangement, the sales price is fixed or determinable, and collection of the related receivable is reasonably assured. In most transactions, the Company has no obligations to customers after the date products are shipped other than pursuant to warranty obligations. In some instances, the Company provides installation, training, support and services to customers after the product has been shipped. For revenue arrangements with multiple deliverables, we allocate revenue to each element based upon their relative selling price using vendor-specific objective evidence (“VSOE”), or third-party evidence (“TPE”) or based upon the relative selling price using estimated prices if VSOE or TPE does not exist. We then recognize revenue on each deliverable in accordance with our policies for product and service revenue recognition. The Company provides for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. Shipping and handling fees, if any, billed to customers are recognized as revenue. The related shipping and handling costs are recognized in cost of sales. Accounts receivable allowances include sales returns and bad debt allowances. The Company monitors and tracks the amount of product returns and reduces revenue at the time of shipment for the estimated amount of such future returns, based on historical experience. The Company makes estimates evaluating its allowance for doubtful accounts. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any specific customer collection issues that it has identified.

Research and Development

Research and development costs are expensed as incurred and consist mainly of compensation related expenses and project materials. The Company’s research and development efforts include numerous projects, which generally have a duration of 3 to 30 months. Acquired in-process research and development (“IPR&D”) expenses, which are capitalized at fair value as an intangible asset until the related project is completed, are then amortized over the estimated useful life of the product. Projects that are abandoned are immediately written off. In 2009 and prior years, IPR&D was expensed as incurred.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

Advertising Costs

Advertising costs are expensed as incurred and were immaterial in 2011, 2010 and 2009.

Stock-Based Compensation

The accounting for share-based compensation expense requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. For restricted stock units (“RSUs”), the fair value is the fair value on the date of grant. The Company has estimated the fair value of share-based options on the date of grant using the Black Scholes pricing model, which is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, expected life, risk free interest rate and expected dividends. The Company is also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

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

Other Comprehensive Income

For foreign subsidiaries where the functional currency is the local currency, assets and liabilities are translated into U.S. dollars at the current exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded to Other Comprehensive Income (“OCI”).

Unrealized gains and losses on securities classified as available-for-sale are included in accumulated other comprehensive income in consolidated stockholders’ equity.

For derivative instruments designated as cash-flow hedges, the effective portion of the derivative’s gain (loss) is initially reported as a component of OCI and is subsequently recognized in earnings when the hedged exposure is recognized in earnings.

Net Income Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding, and diluted earnings per share is based on the weighted average number of common shares outstanding and all potential dilutive common equivalent shares outstanding. The dilutive effect of options is determined under the treasury stock method using the average market price for the period. Common equivalent shares are included in the per share calculations when the effect of their inclusion would be dilutive.

Cash and Cash Equivalents and Investments

All highly liquid investments with a maturity date of three months or less at the date of purchase are considered to be cash equivalents. The appropriate classification of investments in securities is determined at the

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

time of purchase. Debt securities that the Company does not have the intent and ability to hold to maturity are classified as “available-for-sale” and are carried at fair value. Mutual funds that are bought and held principally for the purpose of selling them in the near term are classified as “trading” and are carried at fair value.

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

Concentrations of Credit Risk

The Company’s significant concentrations of credit risk consist principally of cash and cash equivalents, investments, forward exchange contracts and trade accounts receivable. The Company maintains cash and cash equivalents with financial institutions including some banks with which it had borrowings. The Company maintains investments primarily in U.S. Treasury and government agency securities and corporate debt securities. The Company enters into forward currency contracts with high credit-quality financial institutions in order to minimize credit risk exposure. The Company’s customers are primarily concentrated in the semiconductor industry, and a limited number of customers account for a significant portion of the Company’s revenues. The Company regularly monitors the creditworthiness of its customers and believes it has adequately provided for potential credit loss exposures. Credit is extended for all customers based primarily on financial condition and collateral is not required.

The Company had one customer comprising 14%, 16% and 13% of net sales for 2011, 2010 and 2009, respectively. During the years 2011, 2010 and 2009, the Company estimated that approximately 61%, 64% and 52% of its net sales, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers. There were no customers comprising 10% or more of the Company’s accounts receivable balance as of December 31, 2011.

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

Depreciation is provided on the straight-line method over the estimated useful lives of twenty to thirty-one and one-half years for buildings and three to seven years for machinery and equipment, furniture and fixtures and office equipment, which includes enterprise resource planning software. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the leased asset.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

Intangible Assets

Intangible assets resulting from the acquisitions of entities are estimated by management based on the fair value of assets acquired. These include acquired customer lists, technology, patents, trade names, covenants not to compete and IPR&D. Intangible assets are amortized from two to eight years on a straight-line basis which represents the estimated periods of benefit and the expected pattern of consumption. During 2009, the Company recorded impairments of indefinite-lived intangible assets of $11,699. These impairment charges are classified in discontinued operations in the consolidated statements of operations as the intangible assets relate to the two discontinued product lines.

Goodwill

Goodwill is the amount by which the cost of acquired net assets exceeded the fair value of those net assets on the date of acquisition. The Company allocates goodwill to reporting units at the time of acquisition or when there is a change in the reporting structure and bases that allocation on which reporting units will benefit from the acquired assets and liabilities. Reporting units are defined as operating segments or one level below an operating segment, referred to as a component. The Company has determined that its reporting units are components of its one operating segment. The Company assesses goodwill for impairment on an annual basis as of October 31 or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded equal to that excess. During 2009, the Company recorded a goodwill impairment charge of $193,254. In 2010, the Company reclassified $53,840 of the goodwill impairment charge to discontinued operations as it related to the two discontinued product lines.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. This periodic review may result in an adjustment of estimated depreciable lives or asset impairment. When indicators of impairment are present, the carrying values of the asset are evaluated in relation to their operating performance and future undiscounted cash flows of the underlying business. If the future undiscounted cash flows are less than their book value, impairment exists. The impairment is measured as the difference between the book value and the fair value of the underlying asset. Fair values are based on estimates of market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. During 2009, the Company recorded an impairment charge of $3,544 resulting from the write-down of the value of a building to its estimated fair value.

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

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. On a quarterly basis, the Company evaluates both the positive and negative evidence that affects the realizability of net deferred tax assets and assesses the need for a valuation allowance. The future benefit to be derived from its deferred tax assets is dependent upon its ability to generate sufficient future taxable income to realize the assets. The Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. To the extent the Company establishes a valuation allowance an expense will be recorded as a component of the provision for income taxes on the statement of operations. As of December 31, 2009, the Company had a valuation allowance of $5,201 primarily related to state tax credit carryforwards. During 2010, the Company increased the valuation allowance by $20,066 primarily related to capital losses incurred from its divested business operations, as the Company determined it is more likely than not that this tax attribute will not be realized. As a result, the valuation allowance was $25,267 at December 31, 2010. During 2011, the Company increased its valuation allowance by $1,208 primarily related to capital losses incurred from its foreign affiliates as management determined it is more likely than not that the deferred tax assets related to these attributes will not be realized. As a result, the valuation allowance is $26,475 at December 31, 2011.

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

4)	Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) which simplifies how companies test goodwill for impairment. Under the amendments, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in the goodwill accounting standard. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company adopted this new ASU in the fourth quarter of 2011. The new ASU did not have a material effect on its consolidated financial statements.

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

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

statements. The amendments are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The ASU requires changes in presentation only and the Company does not expect it will have a material effect on its consolidated financial statements.

In May 2011, the FASB issued an ASU which applies to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. The amendments do not extend the use of fair value accounting, but provide guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP. The amendments change the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the ASU clarifies the FASB’s intent about the application of existing fair value measurements. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company does not expect the new ASU to have a material effect on its consolidated financial statements.

5)	Investments

The fair value of short-term investments with maturities or estimated lives of less than one year consists of the following:

	Years Ended December 31,
	2011	2010
Available-for-sale investments:
Time deposits	$37	$15,716
Bankers acceptance drafts	962	—
U.S. treasury obligations	29,404	76,542
U.S. agency obligations	221,565	176,708
Mutual funds(1)	—	491

	251,968	269,457
Trading investments:
Mutual funds(1)	635	—

	$252,603	$269,457

(1)

During the third quarter of 2011, the Company re-classified the mutual funds from short-term available-for-sale investments to trading investments as it was management’s intention that these investments would be actively traded. The mutual funds are associated with the Company’s supplemental defined contribution retirement obligations.

The fair value of long-term available-for-sale investments with maturities or estimated lives of more than one year consists of the following:

	Years Ended December 31,
	2011	2010
U.S. agency obligations	$7,873	$—

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

The following table shows the gross unrealized gains and (losses) aggregated by investment category for short-term and long-term available-for-sale investments:

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
As of December 31, 2011:
Short-term investments:
Available-for-sale investments:
Time deposits	$37	$—	$—	$37
Bankers acceptance drafts	962	—	—	962
U.S. treasury obligations	29,393	11	—	29,404
U.S. agency obligations	221,516	56	(7)	221,565

	$251,908	$67	$(7)	$251,968
Long-term investments:
U.S. agency obligations	$7,876	$—	$(3)	$7,873

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
As of December 31, 2010:
Short-term investments:
Available-for-sale investments:
Time deposits	$15,716	$—	$—	$15,716
U.S. treasury obligations	76,538	4	—	76,542
U.S. agency obligations	176,702	38	(32)	176,708
Mutual funds	659	—	(168)	491

	$269,615	$42	$(200)	$269,457

Interest income is accrued as earned. Dividend income is recognized as income on the date the stock trades “ex-dividend.” The cost of marketable securities sold is determined by the specific identification method and realized gains or losses are reflected in income and were not material in 2011, 2010 and 2009.

The unrealized gains and losses for trading investments were immaterial in 2011.

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

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

The fair value measurement guidance establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments or securities or derivative contracts that are valued using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.
Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, we categorize such assets and liabilities based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2011, are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents: Money market funds	$137,976	$137,976	$—	$—
Trading securities:
Mutual funds	635	635	—	—
Available-for-sale securities:
Bankers acceptance drafts	962	—	962	—
U.S. treasury obligations	29,404	—	29,404	—
U.S. agency obligations	229,438	147,546	81,892	—
Derivatives — currency forward contracts	531	—	531	—

Total assets	$398,946	$286,157	$112,789	$—

Liabilities:
Derivatives — currency forward contracts	$1,054	$—	$1,054	$—

Reported as follows:
Assets:
Cash and cash equivalents(1)	$137,976	$137,976	$—	$—
Short-term investments(2)	252,566	140,308	112,258	—
Other current assets	531	—	531	—

	$391,073	$278,284	$112,789	$—

Long-term investments	$7,873	$7,873	$—	$—

Liabilities:
Other current liabilities	$1,054	$—	$1,054	$—

(1)	The cash and cash equivalent amounts presented in the table above do not include cash of $146,035 and non-negotiable time deposits of $28,905 as of December 31, 2011.

(2)	The short-term investments presented in the table above do not include non-negotiable time deposits of $37 as of December 31, 2011.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2010, are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$7,032	$7,032	$—	$—
Bankers acceptance drafts	2,838	—	2,838	—
U.S. treasury obligations	29,996	29,996	—	—
U.S. agency obligations	14,795	14,795	—	—
Available-for-sale securities:
U.S. treasury obligations	76,543	76,543	—	—
U.S. agency obligations	176,707	176,707	—	—
Mutual funds	491	491	—	—
Derivatives — currency forward contracts	369	—	369	—

Total assets	$308,771	$305,564	$3,207	$—

Liabilities:
Derivatives — currency forward contracts	$3,463	$—	$3,463	$—

Reported as follows:
Assets:
Cash and cash equivalents(1)	$54,661	$51,823	$2,838	$—
Short-term investments(2)	253,741	253,741	—	—
Other current assets	369	—	369	—

	$308,771	$305,564	$3,207	$—

Liabilities:
Other current liabilities	$3,463	$—	$3,463	$—

(1)	The cash and cash equivalent amounts presented in the table above, do not include cash of $107,815 as of December 31, 2010.

(2)

The short-term investment amounts presented in the table above do not include $15,716 as of December 31, 2010. These amounts represent non-negotiable time deposits which are not subject to the fair value disclosure requirements.

Money Market Funds

Money market funds are cash and cash equivalents and are classified within Level 1 of the fair value hierarchy.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

Trading Mutual Fund Investments

As of December 31, 2011, trading investments consisted of certain U.S. and international equity mutual funds and government agency fixed income mutual funds. In 2011, management changed the classification of the investments from available-for-sale to trading investments. These investments were classified as available-for-sale at December 31, 2010. These investments are classified within Level 1 of the fair value hierarchy.

Available-For-Sale Investments

As of December 31, 2011 and December 31, 2010, available-for-sale investments consisted of time deposits and drafts denominated in the Euro currency, U.S. treasury obligations and U.S. agency obligations. U.S. agency obligations include certain corporate obligations issued under the government’s Term Loan Guarantee Program which removes any credit risk associated with the corporate issuing entity, as they become obligations of the U.S. government should the corporate issuer be unable to honor its obligations.

The Company measures its debt and equity investments at fair value. The Company’s available-for-sale investments are classified within Level 1 and Level 2 of the fair value hierarchy.

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

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2011 and 2010, the Company had outstanding forward foreign exchange contracts with gross notional values of $36,119 and $87,666, respectively. The following tables provide a summary of the primary net hedging positions and corresponding fair values held as of December 31, 2011 and 2010:

	December 31, 2011
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value(1)
U.S. Dollar/Japanese Yen	$18,676	$(961)
U.S. Dollar/South Korean Won	10,799	60
U.S. Dollar/Euro	3,869	288
U.S. Dollar/U.K. Pound Sterling	2,775	90

Total	$36,119	$(523)

	December 31, 2010
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value(1)
U.S. Dollar/Japanese Yen	$50,104	$(2,876)
U.S. Dollar/South Korean Won	27,574	(563)
U.S. Dollar/Euro	6,934	305
U.S. Dollar/U.K. Pound Sterling	3,054	40

Total	$87,666	$(3,094)

(1)	Represents the net receivable (payable) amount included in the consolidated balance sheet.

The following table provides a summary of the fair value amounts of the Company’s derivative instruments:

	Years Ended December 31,
Derivatives Designated as Hedging Instruments	2011	2010
Derivative assets:
Forward exchange contracts	$531	$369
Derivative liabilities:
Forward exchange contracts	(1,054)	(3,463)

Total net derivative asset (liability) designated as hedging instruments(1)	$(523)	$(3,094)

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

The derivative asset of $531 and derivative liability of $1,054 are classified in other current assets and other current liabilities, respectively, in the consolidated balance sheet as of December 31, 2011. The derivative asset of $369 and derivative liability of $3,463 are classified in other current assets and other current liabilities, respectively, in the consolidated balance sheet as of December 31, 2010.

The following table provides a summary of the gains (losses) on derivatives designated as hedging instruments:

	Years Ended December 31,
Derivatives Designated as Cash Flow Hedging Relationships	2011	2010	2009
Forward exchange contracts:
Net gain (loss) recognized in OCI(1)	$4,311	$(3,346)	$1,290
Net gain (loss) reclassified from accumulated OCI into income(2)	$(4,021)	(957)	1,062
Net gain recognized in income(3)	—	—	313

(1)	Net change in the fair value of the effective portion classified in OCI.

(2)	Effective portion classified as selling, general and administrative in 2011 and as cost of products in 2010 and 2009, respectively.

(3)	Ineffective portion amount excluded from effectiveness testing, classified in selling, general and administrative.

The following table provides a summary of gains on derivatives not designated as hedging instruments:

	Years Ended December 31,
Derivatives Not Designated as Hedging Instruments	2011	2010	2009
Forward exchange contracts:
Net gain recognized in income(1)	$—	$—	$9

(1)	Classified in selling, general and administrative.

8)	Inventories

Inventories consist of the following:

	Years Ended December 31,
	2011	2010
Raw material	$78,501	$82,012
Work in process	21,298	21,891
Finished goods	53,833	52,526

	$153,632	$156,429

Inventory related excess and obsolete charges of $14,857, $13,230 and $20,335 were recorded in cost of products in the years ended December 31, 2011, 2010 and 2009, respectively.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

9)	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	Years Ended December 31,
	2011	2010
Land	$8,119	$8,131
Buildings	64,962	63,633
Machinery and equipment	107,304	97,888
Furniture and fixtures, office equipment and software	48,516	50,642
Leasehold improvements	18,617	18,385
Construction in progress	7,075	3,968

	254,593	242,647
Less: accumulated depreciation and amortization	182,106	173,671

	$72,487	$68,976

Depreciation and amortization of property, plant and equipment totaled $11,965, $12,298 and $14,352 for the years 2011, 2010 and 2009, respectively. In 2010, the Company reclassified $85 and $264 of depreciation and amortization of property, plant and equipment to discontinued operations for the years 2010 and 2009, respectively.

10)	Goodwill, Intangible Assets and Other Long-Lived Assets

Goodwill

The Company’s methodology for allocating the purchase price relating to purchase acquisitions is determined through established and generally accepted valuation techniques. Goodwill is measured as the excess of the cost of the acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. The Company assigns assets acquired (including goodwill) and liabilities assumed to one or more reporting units as of the date of acquisition. Typically, acquisitions relate to a single reporting unit and thus do not require the allocation of goodwill to multiple reporting units. If the products obtained in an acquisition are assigned to multiple reporting units, the goodwill is distributed to the respective reporting units as part of the purchase price allocation process.

Goodwill and purchased intangible assets with indefinite useful lives are not amortized, but are reviewed for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The process of evaluating the potential impairment of goodwill and intangible assets requires significant judgment, especially in emerging markets. The Company regularly monitors current business conditions and other factors including, but not limited to, adverse industry or economic trends, restructuring actions and lower projections of profitability that may impact future operating results.

In 2011, the Company adopted authoritative guidance that allows it to utilize a qualitative approach to test goodwill for impairment. This authoritative guidance permitted the Company to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of its reporting units is less than their carrying value. For the reporting units that did not experience any significant adverse changes in their business or reporting structures or any other adverse changes, and the reporting unit’s fair value substantially exceeded its amount from the prior year assessment, then the Company performed the qualitative Step 0 assessment. In performing the qualitative Step 0 assessment, the Company considered certain events and

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

circumstances specific to the reporting unit and to the entity as a whole, such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. For the remaining reporting units that did not meet the criteria, the Company performed the two-step goodwill impairment test. Under the two-step goodwill impairment test the Company compares the fair value of each reporting unit to its respective carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the reporting unit’s carrying amount exceeds the fair value, the second step of the goodwill impairment test must be completed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of goodwill with the carrying value of goodwill. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit, the excess of the fair value over amounts assigned to its assets and liabilities is the implied fair value of goodwill. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference.

We determined the fair value of our reporting units using a DCF analysis. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, perpetual growth rates, and the amount and timing of expected future cash flows. Discount rates are based on a weighted average cost of capital (“WACC”), which represents the average rate a business must pay its providers of debt and equity. The WACC used to test goodwill was derived from a group of comparable companies. The cash flows employed in the DCF analysis were derived from internal earnings and forecasts and external market forecasts.

As of October 31, 2011, the Company performed its annual impairment assessment of goodwill and determined that it is more likely than not that the fair values of the reporting units exceed their carrying amount.

During the second quarter of 2009, the Company determined an interim assessment for impairment should be conducted for its goodwill due to various factors, including market and economic conditions that contributed to a decline in the Company’s forecasted business levels, and the excess of the Company’s consolidated net assets over its market capitalization for a sustained period of time. During this interim assessment, the Company determined that for certain reporting units, the carrying amount of their net assets exceeded their respective fair values, indicating that a potential impairment existed. After completing the second step of the goodwill impairment test, the Company recorded a goodwill impairment charge in the second quarter of 2009 of $193,254. In 2010, the Company reclassified $53,840 of the goodwill impairment charge to discontinued operations for 2009 as it related to the two discontinued product lines.

The changes in the carrying amount of goodwill and accumulated impairment losses were as follows:

	2011			2010
	Gross Carrying Amount	Accumulated Impairment Loss	Net	Gross Carrying Amount	Accumulated Impairment Loss	Net
Beginning balance at January 1	$279,434	$(139,414)	$140,020	$337,765	$(193,254)	$144,511
Acquired goodwill(1)(2)	64	—	64	2,292	—	2,292
Sale of discontinued operations(3)	—	—	—	(60,623)	53,840	(6,783)

Ending balance at December 31	$279,498	$(139,414)	$140,084	$279,434	$(139,414)	$140,020

(1)	In September 2011, the Company purchased a product line from GE Osmonics, Inc. for $458. The Company recorded $315 of intangible assets and $64 of goodwill in connection with the acquisition.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

(2)	In November 2010, the Company purchased a technology company for $2,447 to enhance its product portfolio. The Company recorded $2,292 of goodwill in connection with the acquisition.

(3)	In May 2010, the Company sold its Ion business and in August 2010 it sold the assets of its YDI business and as a result charged the related goodwill to the gain on sale of discontinued operations.

Intangible Assets

The Company is required to test certain long-lived assets when indicators of impairment are present. For the purposes of the impairment test, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Due to various factors, including market and economic conditions that contributed to a decline in the Company’s forecasted business levels, and the excess of the Company’s consolidated net assets over market capitalization for a sustained period of time, the Company concluded an interim assessment for impairment should be conducted for its intangible assets as of April 30, 2009. The Company tested the long-lived assets in question for recoverability by comparing the sum of the undiscounted cash flows attributable to each respective asset group to their carrying amounts, and determined that the carrying amounts were not recoverable. Management then evaluated the fair values of each long-lived asset of the potentially impaired long-lived asset group to determine the amount of the impairment, if any. The fair value of each intangible asset was based primarily on an income approach, which is a present value technique used to measure the fair value of future cash flows produced by the asset. The Company estimated future cash flows over the remaining useful life of each intangible asset. As a result of this analysis, the Company determined that certain of its intangible assets related to completed technology, customer relationships, and patents and trademarks had carrying values that exceeded their estimated fair values. As a result, an impairment charge of $11,699 was recorded in the second quarter of 2009. This impairment charge is classified in discontinued operations in the consolidated statement of operations as the intangible assets relate to the two discontinued product lines.

Components of the Company’s acquired intangible assets are comprised of the following:

As of December 31, 2011:	Gross	Accumulated Amortization	Net
Completed technology	$76,829	$(76,829)	$—
Customer relationships	9,190	(8,393)	797
Patents, trademarks, trade names and other	24,703	(24,457)	246

	$110,722	$(109,679)	$1,043

As of December 31, 2010:	Gross(1)	Accumulated Amortization(1)	Net
Completed technology	$76,829	$(76,230)	$599
Customer relationships	8,940	(8,083)	857
Patents, trademarks, trade names and other	24,638	(24,351)	287

	$110,407	$(108,664)	$1,743

(1)	Excludes $18,299 and $16,603 from gross and accumulated amortization, respectively, as a result of the Company’s sale of its Ion business and assets of its YDI business.

Aggregate amortization expense related to acquired intangibles for the years 2011, 2010 and 2009 were $1,015, $1,525 and $4,407, respectively. In 2010, the Company reclassified $242 and $1,645 of amortization

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

expense to discontinued operations for the years 2010 and 2009, respectively. Estimated amortization expense for each of the five remaining fiscal years and thereafter is as follows:

Year	Amount
2012	$436
2013	423
2014	52
2015	36
2016	36
Thereafter	60

Long-Lived Assets

The Company is required to test long-lived assets, which exclude goodwill and intangible assets that are not amortized, when indicators of impairment are present. For purposes of this test, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. When we determine that indicators of potential impairment exist, the next step of the impairment test requires that the potentially impaired long-lived asset group is tested for recoverability. The test for recoverability compares the undiscounted future cash flows of the long-lived asset group to its carrying value. If the carrying values of the long-lived asset group exceed the future cash flows, the assets are considered to be potentially impaired. The next step in the impairment process is to determine the fair value of the individual net assets within the long-lived asset group. If the aggregate fair values of the individual net assets of the group are less than the carrying values, an impairment charge is recorded equal to the excess of the aggregate carrying value of the group over the aggregate fair value. The loss is allocated to each asset within the group based on their relative carrying values, with no asset reduced below its fair value.

During 2009, a long-lived asset held with a carrying amount of $4,841 was written down to its fair value of $1,297, resulting in a loss of $3,544, which was included in earnings. During 2010, the Company sold this long-lived asset for its net realizable value of approximately $1,297. In addition, the Company sold a vacated facility during 2010 and received net proceeds of $785 and recorded a net gain on the sale of $682. There were no long-lived asset impairment charges in 2011.

11)	Other Assets

	Years Ended December 31,
	2011	2010
Other Current Assets:
Income tax receivable	$12,005	$—
Prepaid income taxes	8,540	6,579
Other	13,693	5,998

Total other current assets	$34,238	$12,577

Other Assets:
Deferred tax assets, net	$10,274	$15,076
Other	1,992	3,703

Total other assets	$12,266	$18,779

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

12)	Other Liabilities

	Years Ended December 31,
	2011	2010
Other Current Liabilities:
Product warranties	$8,315	$9,865
Deferred revenue	11,553	4,970
Non-income taxes	8,319	5,715
Other	12,137	17,418

Total other current liabilities	$40,324	$37,968

Other Liabilities:
Long-term income tax payable	$16,084	$13,688
Accrued compensation	15,174	11,064
Other	953	936

Total other liabilities	$32,211	$25,688

13)	Product Warranties

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

Product warranty activities were as follows:

	Years Ended December 31,
	2011	2010
Beginning balance	$9,865	$6,560
Provisions for product warranties	5,766	9,518
Direct charges to warranty liability	(7,316)	(6,213)

Ending balance	$8,315	$9,865

14)	Restructuring

In the first quarter of 2009, the Company initiated a restructuring plan due to the global financial crisis and its impact on the Company’s semiconductor equipment OEM customers and the other markets it serves. The plan included a reduction in the Company’s worldwide headcount of approximately 630 people, which represented approximately 24% of its global workforce.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

The Company recorded restructuring charges of $5,812 during 2009. For the twelve months ended December 31, 2009, restructuring charges of $296 were classified in discontinued operations in the consolidated statement of operations. The restructuring charges were primarily for severance and other charges associated with the reductions in workforce. The restructuring plan was completed in the first quarter of 2010.

15)	Debt

Credit Agreements and Short-Term Borrowings

The Company’s Japanese subsidiary has lines of credit and short-term borrowing arrangements with two financial institutions which provide for aggregate borrowings as of December 31, 2011 of up to an equivalent of $32,200 U.S. dollars, which generally expire and are renewed at three month intervals. At December 31, 2011, total borrowings outstanding under these arrangements were $1,932 at an average interest rate of 0.65%. There were no borrowings outstanding under these arrangements at December 31, 2010.

16)	Income Taxes

A reconciliation of the Company’s effective tax rate to the U.S. federal statutory rate follows:

	Years Ended December 31,
	2011	2010	2009
U.S. Federal income tax statutory rate	35.0%	35.0%	(35.0)%
Federal and state tax credits	(0.7)	(1.1)	(2.2)
State income taxes, net of federal benefit	1.1	1.0	(0.6)
Effect of foreign operations taxed at various rates	(4.1)	(2.4)	(2.2)
Qualified production activity tax benefit	(1.1)	(0.8)	(0.6)
Non-deductible goodwill	—	—	27.2
Deferred tax asset valuation allowance	0.6	(0.1)	0.3
Other	(0.5)	0.7	0.9

	30.3%	32.3%	(12.2)%

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

The components of income (loss) from continuing operations before income taxes and the related provision (benefit) for income taxes consist of the following:

	Years Ended December 31,
	2011	2010	2009
Income (loss) from continuing operations before income taxes:
United States	$108,474	$110,779	$(193,341)
Foreign	77,578	85,645	23,321

	$186,052	$196,424	$(170,020)

Current taxes (benefit):
United States Federal	$25,824	$27,789	$(24,606)
State	2,602	3,323	(175)
Foreign	20,346	22,296	7,265

	48,772	53,408	(17,516)

Deferred taxes (benefit):
United States Federal	7,795	10,021	(394)
State and Foreign	(246)	76	(2,749)

	7,549	10,097	(3,143)

Provision (benefit) for income taxes	$56,321	$63,505	$(20,659)

The significant components of the deferred tax assets and deferred tax liabilities are as follows:

	Years Ended December 31,
	2011	2010
Deferred tax assets:
Loss carryforwards and credits	$28,053	$27,604
Inventory and warranty reserves	8,789	17,116
Accounts receivable and other accruals	6,875	2,794
Stock-based compensation	4,610	5,692
Executive supplemental retirement benefits	4,826	4,584
Other	1,245	3,824

Total deferred tax assets	$54,398	$61,614

Deferred tax liabilities:
Acquired intangible assets	(3,330)	(3,927)
Depreciation and amortization	(3,679)	(1,621)
Other	(22)	(1,948)

Total deferred tax liabilities	(7,031)	(7,496)

Valuation allowance	(26,475)	(25,267)

Net deferred tax assets	$20,892	$28,851

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

At December 31, 2011, the Company had gross Massachusetts research credit carryforwards of $7,739. These credit carryforwards will expire at various dates through 2026. In addition, at December 31, 2011, the Company had U.S. federal capital loss carryforwards of $2,110, and $59,275 that will expire in 2013 and 2015, respectively.

During 2010, the Company sold the assets of its YDI business that resulted in the expiration of business credit carryforwards of $810 and U.S. federal net operating losses of $1,936. U.S. federal net operating losses available to the Company in the amount of $3,553 were utilized in 2011.

Although the Company believes that its tax positions are consistent with applicable U.S. federal, state and international laws, certain tax reserves are maintained at December 31, 2011 should these positions be challenged by the applicable tax authority and additional tax assessed on audit.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Years Ended December 31,
	2011	2010	2009
Balance at beginning of year	$21,314	$9,085	$14,678
Decreases for prior years	(3)	(6)	(41)
Increases for the current year	15,988	12,839	1,693
Reductions related to settlements with taxing authorities	(2,148)	—	(7,245)
Reductions related to expiration of statute of limitations	—	(604)	—

Balance at end of year	$35,151	$21,314	$9,085

At December 31, 2011, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $35,151. The net increase from December 31, 2010 was primarily attributable to a current year increase in reserves for existing uncertain tax positions, partially offset by a reduction due to the effective settlement of a foreign tax audit. As of December 31, 2011, if these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of $15,354, excluding interest and penalties, would impact the Company’s effective tax rate.

The Company accrues interest expense and, if applicable, penalties, for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. At December 31, 2011, 2010 and 2009 we had accrued interest on unrecognized tax benefits of approximately $973, $986 and $651, respectively.

Over the next 12 months it is reasonably possible that the Company may recognize $2,800 to $3,400 of previously unrecognized tax benefits related to various U.S. federal, state and foreign tax positions as a result of the conclusion of various audits and the expiration of the statute of limitations. The Company is subject to examination by federal, state and foreign tax authorities. The Company’s U.S. federal tax filings are open for examination for tax years 2007 through present. The statute of limitations in the Company’s other tax jurisdictions remains open between fiscal year 2004 through present.

On a quarterly basis, the Company evaluates both positive and negative evidence that affects the realizability of net deferred tax assets and assesses the need for a valuation allowance. The future benefit to be derived from its deferred tax assets is dependent upon its ability to generate sufficient future taxable income to realize the assets. During 2011, the Company increased its valuation allowance by $1,208 primarily related to

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

capital losses incurred from our foreign affiliates because the Company has determined it is more likely than not that the deferred tax assets related to these attributes will not be realized. In 2010, the Company increased its valuation allowance by $20,066, primarily related to capital losses incurred from the Company’s discontinued business operations. In 2011, the Company recorded a net benefit to income tax expense of $2,148, excluding interest and penalties, due to discrete reserve releases primarily related to the effective settlement of a German tax audit for years 2001 through 2005. In 2010, the Company did not record a benefit to income tax expense. In 2009, the Company recorded a net benefit to income tax expense of $5,725, excluding interest and penalties, due to discrete reserve releases primarily related to the closure of the 2005 and 2006 U.S. federal tax audits.

Through December 31, 2011, the Company has not provided deferred income taxes on the undistributed earnings of its foreign subsidiaries because such earnings were intended to be permanently reinvested outside the U.S. Determination of the potential deferred income tax liability on these undistributed earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs. At December 31, 2011, the Company had $382,415 of undistributed earnings in its foreign subsidiaries.

During 2006, the Company received a notification letter from the Israeli Ministry of Industry Trade and Labor (“MITL”) indicating that its Israeli operations were in compliance with requirements relating to the tax holiday granted to its manufacturing operations in Israel in 2001. This tax holiday expired at December 31, 2011 and was subject to meeting continued investment, employment and other requirements under the guidelines of the MITL. This tax holiday resulted in income tax savings of approximately $1,000, $2,700 and $300 for the years 2011, 2010 and 2009, respectively.

17)	Discontinued Operations

During 2010, the Company executed a plan to divest two product lines, as their growth potential no longer met the Company’s long-term strategic objectives. The Company completed the sale of Ion on May 17, 2010 for $15,092 of net cash proceeds after expenses and recorded a pre-tax gain on the sale of $4,208. The Company completed the sale of the assets of its YDI business on August 11, 2010 for $490 of net cash proceeds after expenses and recorded a pre-tax gain on the sale of $224.

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

	Years Ended December 31,
	2011	2010	2009
Net revenues	$—	$11,974	$18,713

Income (loss) from discontinued operations before income taxes	—	2,320	(68,837)
Gain from disposal of discontinued operations before income taxes	—	4,432	—
Income tax (benefit)	—	(2,916)	(5,539)

Income (loss) from discontinued operations	$—	$9,668	$(63,298)

For 2009, the loss from discontinued operations before income taxes includes $65,539 of goodwill and intangible asset impairment charges. These charges were a result of the interim impairment assessment performed on April 30, 2009.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

18)	Stockholders’ Equity

Stock Repurchase

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

During 2011, the Company repurchased approximately 86,000 shares of its common stock for $2,007 at an average price of $23.40 per share.

Dividends

Holders of the Company’s common stock are entitled to receive dividends when they are declared by the Company’s Board of Directors. During 2011, the Board of Directors authorized four quarterly dividends of $0.15 per share, which totaled $31,373 or $0.60 per share. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of the Company’s Board of Directors.

On February 13, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share to be paid on March 16, 2012 to shareholders of record as of March 1, 2012.

Employee Stock Purchase Plans

The Company’s Third Amended and Restated 1999 Employee Stock Purchase Plan (the “Purchase Plan”) authorizes the issuance of up to an aggregate of 1,950,000 shares of Common Stock to participating employees. Offerings under the Purchase Plan commence on June 1 and December 1 and terminate, respectively, on November 30 and May 31. Under the Purchase Plan, eligible employees may purchase shares of Common Stock through payroll deductions of up to 10% of their compensation. The price at which an employee’s option is exercised is the lower of (1) 85% of the closing price of the Common Stock on the NASDAQ Global Select Market on the day that each offering commences or (2) 85% of the closing price on the day that each offering terminates. During 2011 and 2010, the Company issued 137,410 and 67,132 shares, respectively, of Common Stock to employees who participated in the Purchase Plan at an exercise price of $18.26 and $21.62 per share in 2011 and $16.19 per share in 2010. As of December 31, 2011 there were 492,721 shares reserved for future issuance under the Purchase Plan. During 2009, the Company suspended the June 1 and December 1 Purchase Plan cycles and as a result, no shares were issued for these cycles. The Company reinstated the Domestic Purchase Plan on June 1, 2010.

The Company’s Second Amended and Restated International Employee Stock Purchase Plan (the “Foreign Purchase Plan”) authorizes the issuance of up to an aggregate of 400,000 shares of Common Stock to participating employees. Offerings under the Foreign Purchase Plan commence on June 1 and December 1 and terminate, respectively, on November 30 and May 31. Under the Foreign Purchase Plan, eligible employees may purchase shares of Common Stock through payroll deductions of up to 10% of their compensation. The price at which an employee’s option is exercised is the lower of (1) 85% of the closing price of the Common Stock on the NASDAQ Global Select Market on the day that each offering commences or (2) 85% of the closing price on the

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

day that each offering terminates. During 2011 and 2010, the Company issued 29,969 and 15,063 shares, respectively, of Common Stock to employees who participated in the Foreign Purchase Plan at an exercise price of $18.26 and $21.62 per share in 2011 and $16.19 per share in 2010. As of December 31, 2011 there were 126,424 shares reserved for future issuance under the Foreign Purchase Plan. During 2009, the Company suspended the June 1 and December 1 Purchase Plan cycles and as a result, no shares were issued for these cycles. The Company reinstated the Foreign Purchase Plan on June 1, 2010.

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

The Company’s 2004 Plan was adopted by the board of directors on March 4, 2004 and approved by the stockholders on May 13, 2004. As of December 31, 2011, there were 15,000,000 shares authorized for issuance under the 2004 Plan, which amount shall increase each year by an amount equal to 5% of the total outstanding shares of the Company’s common stock outstanding on January 1 of such year, provided that the maximum aggregate number of shares of common stock which may be issued under the 2004 Plan is 15,000,000 shares (subject to adjustment for certain changes in MKS’ capitalization). The Company may grant options, RSUs, stock appreciation rights and other stock-based awards to employees, officers, directors, consultants and advisors under the 2004 Plan. As of December 31, 2011, there were 11,778,755 shares available for future grants under the 2004 Plan.

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

Stock options were granted at an exercise price equal to 100% of the fair value of the Company’s common stock at the date of grant. Generally, stock options granted to employees under the Plans in 2001 and after, vested 25% after one year and 6.25% per quarter thereafter, and expire 10 years after the grant date. Generally, stock options granted under the Plans prior to 2001 vested 20% after one year and 5% per quarter thereafter, and expired 10 years after the grant date. Options granted to directors generally vested at the earliest of (1) one day prior to the next annual meeting, (2) 13 months from date of grant, or (3) the effective date of an acquisition. All stock options are fully vested as of December 31, 2011. RSUs granted in 2011 generally vest 33.3% per year after the date of grant. RSUs granted in 2010 and prior, generally vest three years from the date of grant. RSUs granted to employees who are at least 60 years old and have a combined years of age plus years of service (as defined) equal to 70 or more, are expensed immediately. RSUs granted to directors generally vest at the earliest of (1) one day prior to the next annual meeting, (2) 13 months from date of grant, or (3) the effective date of an acquisition. Certain equity incentive awards involve RSUs that are subject to performance conditions

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

(“performance shares”) under the Company’s stock incentive plans. Such performance shares are available, subject to time-based vesting conditions if, and to the extent that, financial or operational performance criteria for the applicable period are achieved. Accordingly, the number of performance shares earned will vary based on the level of achievement of financial or operational performance objectives for the applicable period.

The following table presents the activity for RSUs under the Plans:

	Years Ended December 31,
	2011		2010		2009
	Non-vested RSUs	Weighted Average Grant Date Fair Value	Non-vested RSUs	Weighted Average Grant Date Fair Value	Non-vested RSUs	Weighted Average Grant Date Fair Value
Non-vested RSUs — beginning of period	1,327,306	$18.34	1,581,883	$19.77	1,824,990	$21.87
Granted	397,492	$30.27	555,995	$19.63	682,156	$15.27
Vested	(569,891)	$20.42	(706,224)	$20.65	(666,247)	$21.91
Forfeited or expired	(39,902)	$18.36	(104,348)	$18.32	(259,016)	$17.25

Non-vested RSUs — end of period	1,115,005	$21.50	1,327,306	$18.34	1,581,883	$19.77

The following table presents the activity for options under the Plans:

	Years Ended December 31,
	2011		2010		2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding — beginning of period	1,793,214	$22.38	2,514,822	$21.67	4,558,838	$23.44
Exercised	(1,351,684)	$22.46	(568,464)	$16.49	(134,118)	$14.54
Forfeited or expired	(20,818)	$22.66	(153,144)	$32.51	(1,909,898)	$26.18

Outstanding — end of period	420,712	$21.97	1,793,214	$22.38	2,514,822	$21.67

Exercisable at end of period	420,712	$21.97	1,793,214	$22.38	2,514,197	$21.67

The following table summarizes information with respect to options outstanding and exercisable under the Plans at December 31, 2011:

	Options Outstanding and Exercisable
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)
$13.54 – $18.44	205,884	$15.91	2.18	2,451
$20.07 – $27.77	139,989	$25.18	2.18	370
$29.93 – $38.30	74,839	$32.63	1.33	—

	420,712			2,821

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

The weighted average remaining contractual life of options exercisable was 2 years at December 31, 2011.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $27.82 as of December 31, 2011, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2011 was 345,873.

The total cash received from employees as a result of employee stock option exercises during the years 2011 and 2010 was approximately $30,362 and $9,375, respectively. In connection with these exercises, the tax benefits realized by the Company for the years 2011 and 2010 were approximately $5,019 and $1,253, respectively.

The Company settles employee stock option exercises and restricted stock vesting with newly issued common shares.

Accumulated Other Comprehensive Income

The balance of accumulated other comprehensive income (loss) was comprised of the following:

	Cumulative Translation Adjustments	Financial Instruments Designated as Cash Flow Hedges	Unrealized Gain (Loss) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2009	$10,101	$570	$(31)	$10,640
Foreign currency translation adjustment, net of tax of $0	3,710	—	—	3,710
Changes in value of financial instruments designated as cash flow hedges, net of tax benefit of $1,576	—	(2,600)	—	(2,600)
Change in unrealized gain on investments, net of tax of $17	—	—	28	28

Balance at December 31, 2010	$13,811	$(2,030)	$(3)	$11,778
Foreign currency translation adjustment, net of tax of $0	129	—	—	129
Changes in value of financial instruments designated as cash flow hedges, net of tax of $937	—	1,570	—	1,570
Change in unrealized gain on investments, net of tax of $79	—	—	133	133

Balance at December 31, 2011	$13,940	$(460)	$130	$13,610

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

19)	Stock-Based Compensation

The Company recognized the full impact of its share-based payment plans in the consolidated statements of operations for the years 2011, 2010 and 2009. As of December 31, 2011 and 2010, the Company capitalized $471 of such cost on its consolidated balance sheet. The following table reflects the effect of recording stock-based compensation for the years 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
Stock-based compensation expense by type of award:
Employee stock options	$—	$—	$158
Restricted stock	10,126	10,026	8,218
Employee stock purchase plan	1,099	578	469

Total stock-based compensation	11,225	10,604	8,845
Tax effect on stock-based compensation	(5,019)	(1,253)	1,258

Net effect on net income or net loss	$6,206	$9,351	$10,103

Effect on net earnings or loss per share:
Basic	$0.12	$0.19	$0.20

Diluted	$0.12	$0.18	$0.20

The pre-tax effect within the consolidated statements of operations of recording stock-based compensation for the years 2011, 2010 and 2009 was as follows:

	Years Ended December 31,
	2011	2010	2009
Cost of sales	$1,511	$1,452	$1,298
Research and development expense	2,197	2,391	2,026
Selling, general and administrative expense	7,517	6,761	5,521

Total pre-tax stock-based compensation expense	$11,225	$10,604	$8,845

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

There were no options granted during 2011, 2010 and 2009. The total intrinsic value of options exercised during 2011, 2010 and 2009 was approximately $9,458, $3,518 and $327, respectively.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

The weighted average fair value per share of employee stock purchase rights granted in 2011, 2010 and 2009 was $5.87, $5.48 and $4.44, respectively. The fair value of the employees’ purchase rights was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2011	2010	2009
Employee stock purchase rights:
Expected life (years)	0.5	0.5	0.5
Risk-free interest rate	0.2%	0.2%	0.5%
Expected volatility	31.9%	48.7%	68.0%
Expected annual dividends per share	$0.60	$—	$—

Expected volatilities for 2011, 2010 and 2009 are based on a combination of implied and historical volatilities of the Company’s common stock; the expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The total intrinsic value of options exercised and the total fair value of shares vested during 2011, 2010 and 2009 was approximately $27,199, $16,846 and $10,188, respectively. As of December 31, 2011, the unrecognized compensation cost related to restricted stock was approximately $11,418, and will be recognized over an estimated weighted average amortization period of 1.7 years.

20)	Employee Benefit Plans

The Company has a 401(k) profit-sharing plan for U.S. employees meeting certain requirements in which eligible employees may contribute between 1% and 50% of their annual compensation to this plan, and, with respect to employees who are age 50 and older, certain specified additional amounts, limited by an annual maximum amount determined by the Internal Revenue Service. The Company, at its discretion, may provide a matching contribution of 50% of each participant’s contributions up to 6% of eligible salary. At the discretion of the board of directors, the Company may also make additional contributions for the benefit of all eligible employees. The Company’s contributions were $2,276, $1,472 and $929, for 2011, 2010 and 2009, respectively. The Company temporarily suspended the employer match portion of the 401(k) profit-sharing plan between April 2009 and March 2010 as a result of cost control measures.

The Company maintains a bonus plan which provides cash awards to key employees, at the discretion of the compensation committee of the board of directors, based upon operating results and employee performance. The bonus expense was $7,559, $18,972 and $881 in 2011, 2010 and 2009, respectively.

The Company provides supplemental retirement benefits for certain of its officers and executive officers. The total cost of these benefits was $3,931, $3,428 and $3,138 for 2011, 2010 and 2009, respectively. The accumulated benefit obligation was $12,870 and $12,225 at December 31, 2011 and 2010, respectively and was included in other long-term liabilities.

21)	Net Income (Loss) Per Share

Basic earnings per share (“EPS”), is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding (using the treasury stock method), if securities containing potentially dilutive common shares (stock options and restricted stock units) had been converted to such common shares, and if such assumed conversion is dilutive.

The following is a reconciliation of basic to diluted net income (loss) per share:

	Years Ended December 31,
	2011	2010	2009
Numerator:
Income (loss) from continuing operations	$129,731	$132,919	$(149,361)
Income (loss) from discontinued operations, net of tax	—	9,668	(63,298)

Net income (loss)	$129,731	$142,587	$(212,659)

Denominator:
Shares used in net income (loss) per common share — basic	52,169,000	50,077,000	49,318,000
Effect of dilutive securities:
Stock options, restricted stock and employee stock purchase plan	678,000	850,000	—

Shares used in net income (loss) per common share — diluted	52,847,000	50,927,000	49,318,000

Basic income (loss) per common share:
Continuing operations	$2.49	$2.66	$(3.03)
Discontinued operations	—	0.19	(1.28)

Net income (loss)	$2.49	$2.85	$(4.31)

Diluted income (loss) per common share:
Continuing operations	$2.45	$2.61	$(3.03)
Discontinued operations	—	0.19	(1.28)

Net income (loss)	$2.45	$2.80	$(4.31)

As of December 31, 2011, 2010 and 2009, stock options and restricted stock units relating to an aggregate of approximately 1,536,000, 3,121,000 and 4,097,000 shares, respectively, were outstanding. In 2011 and 2010, the potential dilutive effect of 259,000 and 1,256,000 weighted average shares, respectively, of stock options were excluded from the computation of diluted weighted-average shares outstanding as the shares would have an anti-dilutive effect on EPS. In 2009, all potentially dilutive common shares were excluded from the dilutive computation as the effect of including such securities in the computation would be anti-dilutive due to the Company’s net loss for the year.

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

	Years Ended December 31,
	2011	2010	2009
Geographic net sales
United States	$391,122	$484,139	$212,639
Japan	106,003	118,537	47,704
Europe	115,362	96,545	63,876
Asia	210,030	153,893	68,474

	$822,517	$853,114	$392,693

	Years Ended December 31,
	2011	2010
Long — lived assets(1)
United States	$56,760	$54,840
Japan	3,908	4,273
Europe	5,437	4,970
Asia	8,374	8,597

	$74,479	$72,680

(1)	Long-lived assets include property, plant and equipment, net and certain other assets.

The Company groups its products into three product groups based upon the similarity of the product function, type of product and manufacturing processes. Net sales for these product groups are as follows:

	Years Ended December 31,
	2011	2010	2009
Instruments and Control Systems	$413,584	$430,468	$205,877
Power and Reactive Gas Products	327,151	343,827	148,191
Vacuum and Other Products	81,782	78,819	38,625

	$822,517	$853,114	$392,693

The Company had one customer comprising 14%, 16% and 13% of net sales for 2011, 2010 and 2009, respectively. During the years 2011, 2010 and 2009, the Company estimated that approximately 61%, 64% and 52% of its net sales, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers.

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

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company leases certain of its facilities and machinery and equipment under operating leases expiring in various years through 2022. Generally, the facility leases require the Company to pay maintenance, insurance and real estate taxes. Rental expense under operating leases totaled $7,747, $8,304 and $8,974 for 2011, 2010 and 2009, respectively.

Minimum lease payments under operating leases are as follows:

Operating Leases
Year ending December 31,
2012	$7,619
2013	5,817
2014	4,741
2015	3,518
2016	3,039
Thereafter	3,989

Total minimum lease payments	$28,723

As of December 31, 2011, the Company has entered into purchase commitments for certain inventory components and other equipment and services used in its normal operations. The majority of these purchase commitments covered by these arrangements are for periods of less than one year and aggregate to approximately $141,490.

To the extent permitted by Massachusetts law, the Company’s Restated Articles of Organization, as amended, require the Company to indemnify any of its current or former officers or directors or any person who has served or is serving in any capacity with respect to any of the Company’s employee benefit plans. The Company believes that the estimated exposure for these indemnification obligations is currently not material. Accordingly, the Company has no material liabilities recorded for these requirements as of December 31, 2011.

The Company also enters into agreements in the ordinary course of business which include indemnification provisions. Pursuant to these agreements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified party, generally its customers, for losses suffered or incurred by the indemnified party in connection with certain patent or other intellectual property infringement claims, and, in some instances, other claims, by any third party with respect to the Company’s products. The term of these indemnification obligations is

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in some instances, not contractually limited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the Company believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these obligations as of December 31, 2011.

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

MKS Instruments, Inc.

Supplemental Financial Data

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(Table in thousands, except per share data) (Unaudited)
2011
Statement of Operations Data
Net sales	$231,851	$224,487	$194,508	$171,671
Gross profit	106,361	104,988	87,678	75,961
Income from continuing operations	38,043	38,601	30,373	22,714
Net income	$38,043	$38,601	$30,373	$22,714
Basic income per share:
Continuing operations	$0.74	$0.74	$0.58	$0.43
Net income	$0.74	$0.74	$0.58	$0.43
Diluted income per share:
Continuing operations	$0.73	$0.73	$0.57	$0.43
Net income	$0.73	$0.73	$0.57	$0.43
Cash dividends paid per common share	$0.15	$0.15	$0.15	$0.15
2010
Statement of Operations Data
Net sales	$192,166	$220,647	$221,323	$218,978
Gross profit	85,495	97,319	98,503	97,321
Income from continuing operations	28,998	33,144	36,601	34,176
Income from discontinued operations, net of taxes(1)	227	5,633	2,035	1,773
Net income	$29,225	$38,777	$38,636	$35,949
Basic income per share:
Continuing operations	$0.58	$0.66	$0.73	$0.68
Net income	$0.59	$0.77	$0.77	$0.71
Diluted income per share:
Continuing operations	$0.57	$0.65	$0.72	$0.67
Net income	$0.58	$0.76	$0.76	$0.70
Cash dividends paid per common share	$—	$—	$—	$—

(1)	Income from discontinued operations, net of taxes for the quarter ended June 30, 2010 includes a $4.2 million gain on the sale of the Company’s Ion product line.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.

Our internal controls over financial reporting as of December 31, 2011 have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears in Item 8.

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

The information required by this item will be set forth under the captions “Election of Directors,” “Executive Officers,” “Code of Ethics,” “Directors — Audit Committee Financial Expert” and “Corporate Governance” in our definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

We are also required under Item 405 of Regulation S-K to provide information concerning delinquent filers of reports under Section 16 of the Securities and Exchange Act of 1934, as amended. This information will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be set forth under the captions “Executive Officers — Executive Compensation” and “Executive Officers — Compensation Discussion and Analysis” in our definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

The information required by Item 201(d) of Regulation S-K will be set forth under the caption “Executive Officers — Equity Compensation Plan Information” in our definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth under the caption “Executive Officers — Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth under the caption “Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Report:

1.   Financial Statements. The following Consolidated Financial Statements are included under Item 8 of this Annual Report on Form 10-K.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements:

2.   Financial Statement Schedules

The following consolidated financial statement schedule is included in this Annual Report on Form 10-K:

Schedule II — Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted since they are either not required or information is otherwise included.

3.   Exhibits. The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit No.	Title

+3.1(1)	Restated Articles of Organization

+3.2(2)	Articles of Amendment, as filed with the Secretary of State of Massachusetts on May 18, 2001

+3.3(3)	Articles of Amendment, as filed with the Secretary of State of Massachusetts on May 16, 2002

+3.4(4)	Amended and Restated By-Laws

+4.1(4)	Specimen certificate representing the common stock

+10.1(5)*	Second Amended and Restated 1997 Director Stock Option Plan, and forms of option agreements thereto

+10.2(8)*	2004 Stock Incentive Plan, as amended (the “2004 Plan”)

+10.3(6)*	Form of Nonstatutory Stock Option Agreement to be granted under the 2004 Plan

+10.4(7)*	Form of Restricted Stock Unit Agreement for Initial Grant to Non-Employee Directors under the 2004 Plan

+10.5(7)*	Form of Restricted Stock Unit Agreement for Annual Grant to Non-Employee Directors under the 2004 Plan

Exhibit No.	Title

+10.6(7)*	Form of Performance-Based Restricted Stock Unit Agreement under the 2004 Plan

+10.7(7)*	Form of Time-Based Restricted Stock Unit Agreement under the 2004 Plan

+10.8(8)*	Form of Time-Based Restricted Stock Unit Agreement and Form of Performance-Based Restricted Stock Unit Agreement under the 2004 Plan (grants beginning in 2011)

+10.9(9)*	Second Restated 1995 Stock Incentive Plan (the “1995 Plan”)

+10.10(10)*	Form of Nonstatutory Stock Option Agreement under the 1995 Plan

+10.11(10)*	Employment Agreement dated as of July 30, 2004 between John Smith and the Registrant (the “Smith Employment Agreement”)

+10.12(11)*	Employment Agreement dated as of July 1, 2005 between John Bertucci and the Registrant

+10.13(11)*	Employment Agreement dated as of July 1, 2005 between William D. Stewart and the Registrant

+10.14(12)*	Employment Agreement dated July 1, 2005 between Leo Berlinghieri and the Registrant, as amended on November 13, 2007

+10.15(13)*	Employment Agreement dated as of April 25, 2005 between Gerald Colella and the Registrant

10.16*	2011 Management Incentive Bonus Plans for Named Executive Officers

+10.17(14)	Global Supply Agreement dated April 12, 2005 by and between the Registrant and Applied Materials, Inc.

+10.18(15)*	Amendment, dated October 19, 2009, to the Amended Berlinghieri Employment Agreement

+10.19(15)*	Amendment, dated October 19, 2009, to the Amended Colella Employment Agreement

+10.20(16)*	Amendment, dated November 10, 2008, to Employment Agreement between Leo Berlinghieri and the Registrant, dated July 1, 2005, as amended on November 13, 2007 (the “Amended Berlinghieri Employee Agreement”)

+10.21(16)*	Amendment, dated November 10, 2008, to the Smith Employment Agreement

+10.22(16)*	Amendment, dated November 10, 2008, to Employment Agreement between Gerald Colella and the Registrant, dated April 25, 2005 (the “Amended Colella Employment Agreement”)

+10.23(8)*	Employment Agreement dated as of January 6, 2006 between Seth Bagshaw and the Registrant

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase.**

101.LAB	XBRL Taxonomy Labels Linkbase Document.**

Exhibit No.	Title

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

+	Previously filed

*	Management contract or compensatory plan arrangement filed as an Exhibit to this Form 10-K pursuant to Item 15(b) of this report.

**	Submitted electronically herewith.

The following materials from MKS Instrument, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, (v) Notes to the Consolidated Financial Statements.

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

(1)	Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-49738) filed with the Securities and Exchange Commission on November 13, 2000.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(4)	Incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 2, 1999.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.

(8)	Incorporate by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on June 30, 2004.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2005.

(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2005.

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2010.

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2005.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2009.

(17)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

(b)	Exhibits

MKS hereby files as exhibits to our Annual Report on Form 10-K those exhibits listed in Item 15(a) above.

(c)	Financial Statement Schedules

MKS INSTRUMENTS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions & Write-offs	Balance at End of Year
	(Dollars in thousands)
Accounts receivable allowance:
Years ended December 31,
2011	$2,557	$3,390	$—	$3,431	$2,516
2010	$2,415	$3,637	$—	$3,495	$2,557
2009	$2,148	$3,655	$—	$3,388	$2,415

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
	(Dollars in thousands)
Valuation allowance on deferred tax asset:
Years ended December 31,
2011	$25,267	$—	$1,208	$—	$26,475
2010	$5,201	$—	$20,833	$767	$25,267
2009	$4,653	$—	$548	$—	$5,201

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

SIGNATURES	TITLE	DATE

/S/ JOHN R. BERTUCCI John R. Bertucci	Chairman of the Board of Directors	February 21, 2012

/S/ LEO BERLINGHIERI Leo Berlinghieri	Chief Executive Officer, President and Director (Principal Executive Officer)	February 24, 2012

/S/ SETH H. BAGSHAW Seth H. Bagshaw	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 24, 2012

/S/ CRISTINA H. AMON Cristina H. Amon	Director	February 24, 2012

/S/ ROBERT R. ANDERSON Robert R. Anderson	Director	February 22, 2012

/S/ GREGORY R. BEECHER Gregory R. Beecher	Director	February 22, 2012

/S/ RICHARD S. CHUTE Richard S. Chute	Director	February 21, 2012

/S/ PETER R. HANLEY Peter R. Hanley	Director	February 21, 2012

/S/ HANS-JOCHEN KAHL Hans-Jochen Kahl	Director	February 20, 2012

/S/ LOUIS P. VALENTE Louis P. Valente	Director	February 18, 2012