Form 10-Q
period 2012-03-31
MKS INSTRUMENTS INC
filed 2012-05-09
CIK 1049502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 2, 2012, the registrant had 52,537,261 shares of common stock outstanding.

MKS INSTRUMENTS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MKS INSTRUMENTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$345,673	$312,916
Short-term investments	223,772	252,603
Trade accounts receivable, net	131,132	120,894
Inventories	148,474	153,632
Deferred income taxes	10,080	10,618
Other current assets	24,978	34,238

Total current assets	884,109	884,901

Property, plant and equipment, net	73,994	72,487
Long-term investments	16,481	7,873
Goodwill	140,084	140,084
Intangible assets, net	1,150	1,043
Other assets	11,915	12,266

Total assets	$1,127,733	$1,118,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$368	$1,932
Accounts payable	22,583	24,853
Accrued compensation	21,210	21,774
Income taxes payable	5,395	7,548
Other current liabilities	37,923	40,324

Total current liabilities	87,479	96,431

Other liabilities	34,212	32,211

Commitments and contingencies (Note 14)

Stockholders’ equity:

Preferred Stock, $0.01 par value per share, 2,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, no par value, 200,000,000 shares authorized; 52,528,749 and 52,491,948 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	113	113
Additional paid-in capital	709,707	707,419
Retained earnings	281,711	268,870
Accumulated other comprehensive income	14,511	13,610

Total stockholders’ equity	1,006,042	990,012

Total liabilities and stockholders’ equity	$1,127,733	$1,118,654

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net revenues:
Products	$164,488	$207,447
Services	26,380	24,404

Total net revenues	190,868	231,851
Cost of revenues:
Cost of products	91,024	111,215
Cost of services	16,053	14,275

Total cost of revenues	107,077	125,490

Gross profit	83,791	106,361

Research and development	16,184	16,896
Selling, general and administrative	34,119	32,707
Amortization of intangible assets	119	250

Income from operations	33,369	56,508
Interest income	261	276
Interest expense	9	5

Income before income taxes	33,621	56,779
Provision for income taxes	10,853	18,736

Net income	22,768	38,043

Other comprehensive income:
Changes in value of financial instruments designated as cash flow hedges, net of tax expense of $413 and $233 for the three months ended March 31, 2012 and 2011, respectively	641	394
Foreign currency translation adjustments, net of tax of $0 for the three months ended March 31, 2012 and 2011, respectively	301	3,124
Unrealized (loss) gain on investments, net of tax (benefit) expense of $(27) and $28 for the three months ended March 31, 2012 and 2011, respectively	(41)	48

Total comprehensive income	$23,669	$41,609

Net income per share:
Basic	$0.43	$0.74

Diluted	$0.43	$0.73

Cash dividends paid per common share	$0.15	$0.15

Weighted average common shares outstanding:
Basic	52,504	51,407

Diluted	53,222	52,386

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$22,768	$38,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,143	3,177
Stock-based compensation	3,300	3,092
Provision for excess and obsolete inventory	4,263	3,066
Deferred income taxes	1,032	2,993
Excess tax benefits from stock-based compensation	(657)	(5,032)
Other	532	(289)
Changes in operating assets and liabilities:
Trade accounts receivable	(12,217)	(16,838)
Inventories	578	(5,984)
Income taxes	3,648	12,161
Other current assets	3,519	(1,048)
Accrued compensation and other liabilities	(187)	(4,847)
Accounts payable	(2,289)	(1,726)

Net cash provided by operating activities	27,433	26,768

Cash flows from investing activities:
Purchases of investments	(101,257)	(103,721)
Maturities and sales of investments	121,414	152,514
Purchases of property, plant and equipment	(4,567)	(2,331)
Other	(146)	(31)

Net cash provided by investing activities	15,444	46,431

Cash flows from financing activities:
Proceeds from short-term borrowings	2,896	2,988
Payments on short-term borrowings	(4,401)	(1,462)
Repurchase of common stock	(3,721)	—
Net proceeds related to employee stock awards	19	22,672
Dividend payments to common stockholders	(7,877)	(7,763)
Excess tax benefit from stock-based compensation	657	5,032

Net cash (used in) provided by financing activities	(12,427)	21,467

Effect of exchange rate changes on cash and cash equivalents	2,307	2,065

Increase in cash and cash equivalents	32,757	96,731
Cash and cash equivalents at beginning of period	312,916	162,476

Cash and cash equivalents at end of period	$345,673	$259,207

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1)	Basis of Presentation

The terms “MKS” and the “Company” refer to MKS Instruments, Inc. and its subsidiaries. The interim financial data as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 are unaudited; however, in the opinion of MKS, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The consolidated balance sheet presented as of December 31, 2011 has been derived from the audited consolidated financial statements as of that date. The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by United States generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the MKS Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on February 24, 2012.

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

2)	Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) which simplifies how companies test goodwill for impairment. Under these amendments, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in the goodwill accounting standard. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted. The Company adopted this new ASU in the fourth quarter of 2011. This new ASU did not have a material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued an ASU which eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments were effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The ASU requires changes in presentation only. The Company adopted this new ASU in the first quarter of 2012, electing to present the components of other comprehensive income as one continuous statement. The new ASU did not have a material effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued an ASU which applies to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. The amendments do not extend the use of fair value accounting, but provide guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP. The amendments change the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the ASU clarifies the FASB’s intent about the application of existing fair value measurements. The amendments in this ASU are to be applied prospectively. For public entities, the amendments were effective during interim and annual periods beginning after December 15, 2011. The Company adopted the new ASU in the first quarter of 2012. The new ASU did not have a material effect on the Company’s consolidated financial statements.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

3)	Investments

The fair value of short-term investments with maturities or estimated lives of less than one year consists of the following:

	March 31, 2012	December 31, 2011
Available-for-sale investments:
Time deposits	$38	$37
Bankers acceptance drafts	364	962
U.S. treasury obligations	17,067	29,404
U.S. agency obligations	205,537	221,565

	223,006	251,968
Trading investments:
Mutual funds	766	635

	$223,772	$252,603

The fair value of long-term available-for-sale investments with maturities of more than one year consists of the following:

	March 31, 2012	December 31, 2011
U.S. agency obligations	$16,481	$7,873

The following tables show the gross unrealized gains and (losses) aggregated by investment category for short-term and long-term available-for-sale investments:

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
As of March 31, 2012:
Short-term investments:
Time deposits	$38	$—	$—	$38
Bankers acceptance drafts	364	—	—	364
U.S. treasury obligations	17,065	2	—	17,067
U.S. agency obligations	205,544	34	(41)	205,537

	$223,011	$36	$(41)	$223,006
Long-term investments:
U.S. agency obligations	$16,477	$4	$—	$16,481

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
As of December 31, 2011:
Short-term investments:
Time deposits	$37	$—	$—	$37
Bankers acceptance drafts	962	—	—	962
U.S. treasury obligations	29,393	11	—	29,404
U.S. agency obligations	221,516	56	(7)	221,565

	$251,908	$67	$(7)	$251,968
Long-term investments:
U.S. agency obligations	$7,876	$—	$(3)	$7,873

Interest income is accrued as earned. Dividend income is recognized as income on the date the stock trades “ex-dividend.” The cost of marketable securities sold is determined by the specific identification method and realized gains or losses are reflected in income and were not material for the three months ended March 31, 2012 and 2011, respectively.

The unrealized gains and losses for trading investments were immaterial for the three months ended March 31, 2012. The Company did not have trading securities as of March 31, 2011.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

Assets and liabilities of the Company measured at fair value on a recurring basis as of March 31, 2012, are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$131,668	$131,668	$—	$—
Trading securities:
Mutual funds	766	766	—	—
Available-for-sale securities:
Bankers acceptance drafts	364	—	364	—
U.S. treasury obligations	17,067	—	17,067	—
U.S. agency obligations	222,018	175,768	46,250	—
Derivatives – currency forward contracts	981	—	981	—

Total assets	$372,864	$308,202	$64,662	$—
Liabilities:
Derivatives – currency forward contracts	$449	$—	$449	$—

Reported as follows:
Assets:
Cash and cash equivalents (1)	$131,668	$131,668	$—	$—
Short-term investments (2)	223,734	165,059	58,675	—
Other current assets	981	—	981	—

Total current assets	$356,383	$296,727	$59,656	$—

Long-term investments	$16,481	$11,475	$5,006	$—

Liabilities:
Other current liabilities	$449	$—	$449	$—

(1)	The cash and cash equivalent amounts presented in the table above do not include cash of $177,615 and non-negotiable time deposits of $36,390 as of March 31, 2012.
(2)	The short-term investments presented in the table above do not include non-negotiable time deposits of $38 as of March 31, 2012.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$137,976	$137,976	$—	$—
Trading securities:
Mutual funds	635	635	—	—
Available-for-sale securities:
Bankers acceptance drafts	962	—	962	—
U.S. treasury obligations	29,404	—	29,404	—
U.S. agency obligations	229,438	147,546	81,892	—
Derivatives – currency forward contracts	531	—	531	—

Total assets	$398,946	$286,157	$112,789	$—
Liabilities:
Derivatives – currency forward contracts	$1,054	$—	$1,054	$—

Reported as follows:
Assets:
Cash and cash equivalents (1)	$137,976	$137,976	$—	$—
Short-term investments (2)	252,566	140,308	112,258	—
Other current assets	531	—	531	—

Total current assets	$391,073	$278,284	$112,789	$—

Long-term investments	$7,873	$7,873	$—	$—

Liabilities:
Other current liabilities	$1,054	$—	$1,054	$—

(1)	The cash and cash equivalent amounts presented in the table above do not include cash of $146,035 and non-negotiable time deposits of $28,905 as of December 31, 2011.
(2)	The short-term investments presented in the table above do not include non-negotiable time deposits of $37 as of December 31, 2011.

Money Market Funds

Money market funds are cash and cash equivalents and are classified within Level 1 of the fair value hierarchy.

Trading Mutual Fund Investments

As of March 31, 2012 and December 31, 2011, trading investments consisted of certain U.S. and international equity mutual funds and government agency fixed income mutual funds. During 2011, management changed the designation of the investments from available-for-sale to trading investments.

Available-For-Sale Investments

As of March 31, 2012 and December 31, 2011, available-for-sale investments consisted of time deposits and drafts denominated in the Euro currency, U.S. treasury obligations and U.S. agency obligations. U.S. agency obligations include certain corporate obligations issued under the government’s Term Loan Guarantee Program which removed any credit risk associated with the corporate issuing entity, as they become obligations of the U.S. government should the corporate issuer be unable to honor its obligations.

The Company measures its debt and equity investments at fair value. The Company’s available-for-sale investments are classified within Level 1 and Level 2 of the fair value hierarchy.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

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

As of March 31, 2012 and December 31, 2011, the Company had outstanding forward foreign exchange contracts with gross notional values of $38,612 and $36,119, respectively. The following tables provide a summary of the primary net hedging positions and corresponding fair values held as of March 31, 2012 and December 31, 2011:

	March 31, 2012
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value (1)
U.S. Dollar/Japanese Yen	$17,754	$859
U.S. Dollar/South Korean Won	14,701	(335)
U.S. Dollar/Euro	3,457	46
U.S. Dollar/U.K. Pound Sterling	2,700	(38)

Total	$38,612	$532

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

	December 31, 2011
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value (1)
U.S. Dollar/Japanese Yen	$18,676	$(961)
U.S. Dollar/South Korean Won	10,799	60
U.S. Dollar/Euro	3,869	288
U.S. Dollar/U.K. Pound Sterling	2,775	90

Total	$36,119	$(523)

(1)	Represents the net receivable (payable) amount included in the consolidated balance sheets.

The following table provides a summary of the fair value amounts of the Company’s derivative instruments:

Derivatives Designated as Hedging Instruments	March 31, 2012	December 31, 2011
Derivative assets:
Forward exchange contracts	$981	$531
Derivative liabilities:
Forward exchange contracts	(449)	(1,054)

Total net derivative asset (liability) designated as hedging instruments (1)	$532	$(523)

(1)	The derivative asset of $981 and derivative liability of $449 are classified in other current assets and other current liabilities, respectively, in the consolidated balance sheet as of March 31, 2012. The derivative asset of $531 and derivative liability of $1,054 are classified in other current assets and other current liabilities, respectively, in the consolidated balance sheet as of December 31, 2011.

The following table provides a summary of the gains (losses) on derivatives designated as hedging instruments:

Derivatives Designated as Cash Flow Hedging Relationships	Three Months Ended March 31,
	2012	2011
Forward exchange contracts:
Net gain (loss) recognized in OCI (1)	$1,334	$(162)
Net loss reclassified from OCI into income (2)	(513)	(526)

(1)	Net change in the fair value of the effective portion classified in OCI.
(2)	Effective portion classified in selling, general and administrative expenses.

6)	Inventories

Inventories consist of the following:

	March 31, 2012	December 31, 2011
Raw material	$80,762	$78,501
Work-in-process	20,106	21,298
Finished goods	47,606	53,833

	$148,474	$153,632

7)	Goodwill and Intangible Assets

Goodwill

The Company’s methodology for allocating the purchase price relating to purchase acquisitions is determined through established and generally accepted valuation techniques. Goodwill is measured as the excess of the cost of the acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. The Company assigns assets acquired (including goodwill) and liabilities assumed to one or more reporting units as of the date of acquisition. Typically

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

acquisitions relate to a single reporting unit and thus do not require the allocation of goodwill to multiple reporting units. If the products obtained in an acquisition are assigned to multiple reporting units, the goodwill is distributed to the respective reporting units as part of the purchase price allocation process.

Goodwill and purchased intangible assets with indefinite useful lives are not amortized, but are reviewed for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The process of evaluating the potential impairment of goodwill and intangible assets requires significant judgment. The Company regularly monitors current business conditions and other factors including, but not limited to, adverse industry or economic trends, restructuring actions and lower projections of profitability that may impact future operating results.

As of October 31, 2011, the Company performed its annual impairment assessment of goodwill and determined that there was no impairment.

The changes in the carrying amount of goodwill and accumulated impairment losses during the three months ended March 31, 2012 and twelve months ended December 31, 2011 were as follows:

	2012			2011
	Gross Carrying Amount	Accumulated Impairment Loss	Net	Gross Carrying Amount	Accumulated Impairment Loss	Net
Beginning balance at January 1	$279,498	$(139,414)	$140,084	$279,434	$(139,414)	$140,020
Acquired goodwill (1)	—	—	—	64	—	64

Ending balance at March 31, 2012 and December 31, 2011	$279,498	$(139,414)	$140,084	$279,498	$(139,414)	$140,084

(1)	In September 2011, the Company purchased a product line from GE Osmonics, Inc. for $458. The Company recorded $315 of intangible assets and $64 of goodwill in connection with the acquisition.

Intangible Assets

Components of the Company’s intangible assets are comprised of the following:

	Gross	Accumulated Amortization	Net
As of March 31, 2012:
Completed technology (1)	$77,055	$(76,842)	$213
Customer relationships	9,190	(8,471)	719
Patents, trademarks, trade names and other	24,703	(24,485)	218

	$110,948	$(109,798)	$1,150

	Gross	Accumulated Amortization	Net
As of December 31, 2011:
Completed technology	$76,829	$(76,829)	$—
Customer relationships	9,190	(8,393)	797
Patents, trademarks, trade names and other	24,703	(24,457)	246

	$110,722	$(109,679)	$1,043

(1)	Intangible assets of $226 were re-classified from other assets to intangible assets during the quarter ended March 31, 2012. This related to in-process research and development which was completed during the first quarter of 2012, related to a previous acquisition.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

Aggregate amortization expense related to acquired intangibles for the three months ended March 31, 2012 and 2011 were $119 and $250, respectively. Estimated amortization expense for each of the three remaining fiscal years is as follows:

Year	Amount
2012 (remaining)	$356
2013	475
2014	97
2015	81
2016	81
Thereafter	60

8)	Debt

The Company’s Japanese subsidiary has lines of credit and short-term borrowing arrangements with two financial institutions which provide for aggregate borrowings as of March 31, 2012 of up to an equivalent of $30,193 U.S. dollars, which generally expire and are renewed at three month intervals. At March 31, 2012 and December 31, 2011 total borrowings outstanding under these arrangements were $368 and $1,932, respectively, at an average interest rate of 0.65%.

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

Product warranty activities were as follows:

	Three Months Ended March 31,
	2012	2011
Balance at January 1	$8,315	$9,865
Provision for product warranties	692	1,986
Direct charges to warranty liability	(1,462)	(1,898)

Balance at March 31	$7,545	$9,953

10)	Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2012 and 2011 was 32.3% and 33.0%, respectively. The effective tax rates for the three months ended March 31, 2012 and 2011, and the related income tax provisions were lower than the U.S. statutory tax rate primarily due to the geographic mix of income and profits earned by the Company’s international subsidiaries being taxed at rates lower than the U.S. statutory rate.

At March 31, 2012, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $35,915. At December 31, 2011, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $35,151. The net increase from December 31, 2011 was attributable to an increase in reserves for existing uncertain tax positions. If these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of $16,151, excluding interest and penalties, would impact the Company’s effective tax rate as of March 31, 2012. The Company accrues interest expense and, if applicable, penalties for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. At March 31, 2012 and December 31, 2011, the Company had accrued interest on unrecognized tax benefits of approximately $1,145 and $973, respectively.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

The Company and its subsidiaries are subject to examination by federal, state and foreign tax authorities. Subsequent to the close of the quarter ended March 31, 2012, the Company was notified by the Internal Revenue Service that an examination of its U.S. federal tax filings for open tax years through 2009 will commence during the second quarter of 2012. The statute of limitations for the Company’s tax filings varies by tax jurisdiction between fiscal years 2001 through present.

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

11)	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income	$22,768	$38,043

Denominator:
Shares used in net income per common share – basic	52,504,000	51,407,000
Effect of dilutive securities:
Stock options, restricted stock and employee stock purchase plan	718,000	979,000

Shares used in net income per common share – diluted	53,222,000	52,386,000

Basic income per common share	$0.43	$0.74
Diluted income per common share	$0.43	$0.73

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

As of March 31, 2012 and 2011, stock options and restricted stock units relating to an aggregate of approximately 1,477,000 and 1,505,000 shares, respectively, were outstanding. For the three months ended March 31, 2012 and 2011, the potential dilutive effect of approximately 97,000 and 180,000 weighted-average shares of stock options were excluded from the computation of diluted weighted-average shares outstanding as the shares would have an anti-dilutive effect on EPS.

12)	Stockholder’s Equity

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

During the three months ended March 31, 2012, the Company repurchased 124,000 shares of its common stock for $3,721 for an average price of $30.01 per share.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

Cash Dividends

Holders of the Company’s common stock are entitled to receive dividends when they are declared by the Company’s Board of Directors. On February 13, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share that was paid on March 16, 2012 to shareholders of record as of March 1, 2012. Cash dividends paid were $7,877 for the quarter ended March 31, 2012.

On May 7, 2012, our Board of Directors declared a quarterly cash dividend of $0.15 per share to be paid on June 15, 2012 to shareholders of record as of June 1, 2012. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of the Company’s Board of Directors.

13)	Geographic, Product and Significant Customer Information

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

	Three Months Ended March 31,
	2012	2011
Geographic net revenues:
United States	$95,104	$110,603
Japan	33,433	24,639
Europe	21,985	29,704
Asia (excluding Japan)	40,346	66,905

	$190,868	$231,851

	March 31, 2012	December 31, 2011
Long-lived assets (1):
United States	$58,482	$56,760
Japan	3,515	3,908
Europe	5,606	5,437
Asia (excluding Japan)	8,271	8,374

	$75,874	$74,479

(1)	Long-lived assets include property, plant and equipment, net and certain other assets.

The Company reports revenues and groups products into three product groups, based upon the similarity of the product function, type of product, and manufacturing process. Net product and service revenues for these product groups are as follows:

	Three Months Ended March 31,
	2012	2011
Instruments and Control Systems	$93,274	$112,136
Power and Reactive Gas Products	77,566	96,482
Vacuum Products	20,028	23,233

	$190,868	$231,851

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

14)	Commitments and Contingencies

The Company is subject to various other legal proceedings and claims, which have arisen in the ordinary course of business.

In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

The Company reviewed its contractual obligations and commercial commitments as of March 31, 2012 and determined that there were no significant changes from the ones set forth in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

MKS INSTRUMENTS, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used herein, the words “believes,” “anticipates,” “plans,” “expects,” “estimates,” “would,” “will,” “intends” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect management’s current opinions and are subject to certain risks and uncertainties that could cause results to differ materially from those stated or implied. While we may elect to update forward looking statements at some point in the future, we specifically disclaim any obligation to do so even if our estimates or expectations change. Risks and uncertainties include, but are not limited to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 in the section entitled “Risk Factors” as referenced in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

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

Our products are derived from our core competencies in pressure measurement and control, materials delivery, gas composition analysis, control and information technology, power and reactive gas generation and vacuum technology. Our products are used in diverse markets, applications and processes. Our primary served markets are manufacturers of capital equipment for semiconductor devices, and for other thin film applications including flat panel displays, solar cells and light emitting diodes (“LEDs”), data storage media and other advanced manufactured products. We also leverage our technology into other markets with advanced manufacturing applications including medical equipment, pharmaceutical manufacturing, energy generation and environmental monitoring.

We have a diverse base of customers that includes manufacturers of semiconductor capital equipment and semiconductor devices, thin film capital equipment used in the manufacture of flat panel displays, LEDs, solar cells, data storage media and other coating applications; and industrial, medical, pharmaceutical manufacturing, energy generation, environmental monitoring and other advanced manufacturing companies, as well as university, government and industrial research laboratories. For the three months ended March 31, 2012 and 2011, approximately 66% and 59% of our net sales, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers. We expect that sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers will continue to account for a substantial portion of our sales.

Net revenues to semiconductor capital equipment manufacture and semiconductor device manufacture customers declined by 8%, for the three months ended March 31, 2012 compared to the same period in the prior year. Late in the second quarter of 2011, we started to see a weakening in our orders and sales, mainly in the semiconductor markets, as worldwide economic uncertainty and slowing consumer spending resulted in lower electronics demand and a slowing of investments in semiconductor production capacity for the second half of 2011. We did however, see order rates improve in the fourth quarter and as a result, sales to semiconductor capital equipment manufacture and semiconductor device manufacture customers have increased by 19%, for the three months ended March 31, 2012 compared to the three months ended December 31, 2011. The semiconductor capital equipment industry is subject to rapid demand shifts, which are difficult to predict, and we are uncertain as to the timing or extent of future demand or any future weakness in the semiconductor capital equipment industry.

Our net revenues sold to other advanced markets, which exclude semiconductor capital equipment and semiconductor device product applications, decreased 32% for the three months ended March 31, 2012 compared to the same period for the prior year. This decline was primarily caused by decreases in the solar and LED markets as manufacturers utilize existing capacity from 2010 and 2011. Our net revenues to all other non-semiconductor markets for the three months ended March 31, 3012 remained relatively flat compared to the fourth quarter of 2011. These advanced and growing markets include LED, medical, pharmaceutical, environmental, thin films, solar and other markets and we anticipate that these markets will grow and could represent a larger portion of our revenue.

A significant portion of our net revenues is to customers in international markets. For the three months ended March 31, 2012 and 2011, international net revenues accounted for approximately 50% and 52% of our net revenues, respectively. A significant portion of our international net revenues were in Japan and China. We expect that international net revenues will continue to represent a significant percentage of our total net revenues.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. There have been no material changes in our critical accounting policies since December 31, 2011. For further information, please see the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2011 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total net revenues of certain line items included in MKS’ consolidated statements of operations and comprehensive income data.

	Three Months Ended March 31,
	2012	2011
Net revenues:
Product	86.2%	89.5%
Services	13.8	10.5

Total net revenues	100.0	100.0
Cost of revenues:
Cost of product revenues	47.7	48.0
Cost of service revenues	8.4	6.1

Total cost of revenues	56.1	54.1

Gross profit	43.9	45.9
Research and development	8.4	7.3
Selling, general and administrative	17.9	14.1
Amortization of intangible assets	0.1	0.1

Income from operations	17.5	24.4
Interest income, net	0.1	0.1

Income before income taxes	17.6	24.5
Provision for income taxes	5.7	8.1

Net income	11.9%	16.4%

Net Revenues (dollars in millions)

	Three Months Ended March 31,
	2012	2011	% Change
Net Revenues:
Product	$164.5	$207.5	(20.7%)
Service	26.4	24.4	8.1

Total net revenues	$190.9	$231.9	(17.7%)

Product revenues decreased $43.0 million during the three months ended March 31, 2012, compared to the same period for the prior year. Product revenues related to our semiconductor capital equipment manufacturer and semiconductor device manufacturer customers decreased by $10.8 million, as late in the second quarter of 2011, we started to see a weakening in orders and sales, mainly in the semiconductor markets, as worldwide economic uncertainty and slowing consumer spending has resulted in lower electronics demand, rising chip inventories and a slowing of investment in semiconductor production capacity. Our product revenues for other advanced markets, which exclude semiconductor capital equipment and semiconductor device product applications, decreased $32.2 million during the three months ended March 31, 2012, compared to the same period for the prior year, primarily due to a reduction in product sales to the solar and LED markets, as they utilize existing capacity from 2010 and 2011.

Service revenues consisted mainly of fees for services relating to the maintenance and repair of our products, software maintenance, installation services and training. Service revenues increased $2.0 million during the three months ended March 31, 2012, compared to the same period for the prior year, as a result of a larger installed base of products and due to our investment in 2011 to grow our worldwide service business.

Total international net revenues, including product and service, were $95.8 million for the three months ended March 31, 2012, or 50.2% of net revenues compared to $121.2 million for the three months ended March 31, 2011, or 52.4% of net revenues. The decrease is mainly attributed to a decrease in sales in China, mainly attributed to a large solar order during the three months ended March 31, 2011 and a decrease in sales in Europe.

Gross Profit

	Three Months Ended March 31,
	2012	2011	% Points Change
Gross profit as percentage of net revenues:
Product	44.7%	46.4%	(1.7)%
Service	39.1	41.5	(2.4)

Total gross profit percentage	43.9%	45.9%	(2.0)%

Gross profit on product revenues decreased by 1.7 percentage points for the three months ended March 31, 2012, compared to the same period for the prior year. The decrease is mainly due to a decrease of 1.9 percentage points due to unfavorable revenue volumes, 1.3 percentage points due to higher excess and obsolete related charges, as there was higher sell through in the prior year and 1.7 percentage points related to higher overhead spending. These decreases were partially offset by 2.3 percentage points primarily related to favorable product mix, an increase of 0.6 percentage points due to lower variable compensation expense and 0.4 percentage points due to a customs and duties refund that was paid in prior years.

Cost of service revenues consists primarily of costs of providing services for repair and training which includes salaries and related expenses and other fixed costs. Service gross profit decreased by 2.4 percentage points for the three months ended March 31, 2012, compared to the same period for the prior year. The decrease is due to a decrease of 2.6 percentage points primarily due to unfavorable product mix and 0.8 percentage points due to higher overhead, as a result of continued investments in service. These decreases were partially offset by 1.2 percentage points due to favorable revenue volumes.

Research and Development (dollars in millions)

	Three Months Ended March 31,
	2012	2011	% Change
Research and development expenses	$16.2	$16.9	(4.2)%

Research and development expense decreased $0.7 million during the three months ended March 31, 2012, compared to the same period for the prior year. The decrease includes a $0.3 million decrease in consulting costs due to changes in the timeline of certain projects, a $0.2 million decrease in compensation expense and a $0.1 million decrease in patent costs.

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

Selling, General and Administrative (dollars in millions)

	Three Months Ended March 31,
	2012	2011	% Change
Selling, general and administrative expenses	$34.1	$32.7	4.3%

Selling, general and administrative expenses increased $1.4 million for the three months ended March 31, 2012, compared to the same period for the prior year. The increase includes a $1.1 million increase due to timing of fringe related benefits and variable compensation and a $0.7 million increase related to unfavorable foreign exchange rates. These increases were offset by a $0.3 million decrease in advertising, investor and public relations expenses and a $0.1 million decrease in facilities expenses.

Amortization of Intangible Assets (dollars in millions)

	Three Months Ended March 31,
	2012	2011	% Change
Amortization of intangible assets	$0.1	$0.3	(52.4)%

Amortization expense for the three months ended March 31, 2012 decreased $0.2 million, compared to the same period for the prior year, as certain intangible assets became fully amortized during 2011.

Interest Income, Net (dollars in millions)

	Three Months Ended March 31,
	2012	2011	% Change
Interest income, net	$0.3	$0.3	(7.0)%

Interest income, net decreased modestly in the three months ended March 31, 2012 compared to the same period for the prior year, mainly related to lower interest rates compared to the same period for the prior year.

Provision for Income Taxes (dollars in millions)

	Three Months Ended March 31,
	2012	2011
Provision for income taxes	$10.9	$18.7

Our effective tax rate for the three months ended March 31, 2012 and 2011 was 32.3% and 33.0%, respectively. The first quarter 2012 and 2011 effective tax rates and the related income tax provisions were lower than the U.S. statutory tax rate primarily due to geographic mix of income and profits earned by our international subsidiaries being taxed at rates lower than the U.S. statutory rate.

At March 31, 2012, our total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $35.9 million. At December 31, 2011, our total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $35.2 million. The net increase from December 31, 2011 was attributable to an increase in reserves for existing uncertain tax positions. If these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of $16.2 million, excluding interest and penalties, would impact our effective tax rate. We accrue interest expense and, if applicable, penalties for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. At March 31, 2012 and December 31, 2011, we had accrued interest on unrecognized tax benefits of approximately $1.1 million and $1.0 million, respectively.

We and our subsidiaries are subject to examination by federal, state and foreign tax authorities. Subsequent to the close of the quarter ended March 31, 2012, the Company was notified by the Internal Revenue Service that an examination of its U.S. federal tax filings for open tax years through 2009 will commence during the second quarter of 2012. The statute of limitations for our tax filings varies by tax jurisdiction between fiscal years 2001 through present.

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

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments totaled $569.4 million at March 31, 2012 compared to $565.5 million at December 31, 2011. This increase was mainly attributable to our net cash provided by operating activities as a result of our net income, partially offset by a dividend payment to our common shareholders, repurchase of common stock and capital expenditures.

Net cash provided by operating activities was $27.4 million for the three months ended March 31, 2012 and resulted mainly from net income of $22.8 million, which included non-cash charges of $10.7 million, partially offset by a change in working capital of $6.9 million. The increase in working capital consisted primarily of a $12.2 million increase in trade accounts receivable and a $2.3 million decrease in accounts payable. These increases were partially offset by a net decrease in income taxes receivable of $3.6 million and a decrease in other current assets of $3.5 million. The increase in trade accounts receivable is mainly a result of higher net sales for the three months ended March 31, 2012, compared to the fourth quarter of 2011.

Net cash provided by operating activities was $26.8 million for the three months ended March 31, 2011 and resulted mainly from net income of $38.0 million which included non-cash charges of $9.3 million, partially offset by an increase of $18.3 million in working capital and a $5.0 million increase in excess tax benefits from stock-based compensation. The increase in working capital consisted primarily of a $16.8 million increase in trade accounts receivable and a $6.0 million increase in inventories as a result of increased business levels, partially offset by a $12.2 million increase in income taxes payable as a result of higher operating income.

Net cash provided by investing activities of $15.4 million for the three months ended March 31, 2012, resulted primarily from net sales of $20.2 million of short-term and long-term investments partially offset by $4.6 million in purchases of production related equipment. Net cash provided by investing activities of $46.4 million for the three months ended March 31, 2011, resulted primarily from the net sales of $48.8 million of short-term and long-term investments partially offset by $2.3 million in purchases of production related equipment.

Net cash used in financing activities was $12.4 million for the three months ended March 31, 2012 and consisted primarily of $7.9 million of dividend payments made to common stockholders, $3.7 million related to the repurchase of common stock and $1.5 million of net payments made on short-term borrowings. Net cash provided by financing activities was $21.5 million for the three months ended March 31, 2011 and consisted primarily of $27.8 million of cash received from the exercise of previously issued stock options and a related $5.0 million from excess tax benefits from stock-based compensation. These increases were partially offset by $5.1 million in taxes paid upon the vesting of restricted stock units and $7.8 million of dividend payments to common stockholders.

Our Japanese subsidiary has lines of credit and short-term borrowing arrangements with two financial institutions which provide for aggregate borrowings as of March 31, 2012 of up to an equivalent of $30.2 million U.S. dollars, which generally expire and are renewed at three month intervals. At March 31, 2012 and December 31, 2011, total borrowings outstanding under these arrangements were $0.4 million and $1.9 million, respectively, at an average interest rate of 0.65%.

On February 13, 2012, our Board of Directors declared a quarterly cash dividend of $0.15 per share that was paid on March 16, 2012 to shareholders of record as of March 1, 2012. Cash dividends paid were $7,877 for the quarter ended March 31, 2012. On May 7, 2012, our Board of Directors declared a quarterly cash dividend of $0.15 per share to be paid on June 15, 2012 to shareholders of record as of June 1, 2012. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of our Board of Directors.

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

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) which simplifies how companies test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in the goodwill accounting standard. The amendments were effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted. We adopted this new ASU in the fourth quarter of 2011. The new ASU did not have a material effect on our consolidated financial statements.

In June 2011, the FASB issued an ASU which eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments were effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The ASU requires changes in presentation only. We adopted this new ASU in the first quarter of 2012, electing to present the components of other comprehensive income as one continuous statement. The new ASU did not have a material effect on our consolidated financial statements.

In May 2011, the FASB issued an ASU which applies to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. The amendments do not extend the use of fair value accounting, but provide guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP. The amendments change the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the ASU clarifies the FASB’s intent about the application of existing fair value measurements. The amendments in this ASU are to be applied prospectively. For public entities, the amendments were effective during interim and annual periods beginning after December 15, 2011. Early application by public entities was not permitted. We adopted the new ASU in the first quarter of 2012. The new ASU did not have a material effect on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information concerning market risk is contained in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on February 24, 2012. As of March 31, 2012, there were no material changes in our exposure to market risk from December 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are subject to various legal proceedings and claims, which have arisen in the ordinary course of business.

In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 1A.	RISK FACTORS.

Information regarding risk factors affecting the Company’s business are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 in the section entitled “Risk Factors.” There have been no material changes from the risks disclosed therein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth certain information with respect to repurchases of our common stock during the three months ended March 31, 2012.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 – January 30, 2012	40,000	$28.99	40,000	$196,834,000
February 1 – February 29, 2012	40,000	$31.51	40,000	$195,573,000
March 1 – March 31, 2012	44,000	$29.56	44,000	$194,272,000

Total	124,000	$30.01	124,000

(1)	On July 25, 2011, our Board of Directors approved a share repurchase program (“the Program”) for the repurchase of up to an aggregate of $200 million of our common stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means, which we announced on July 27, 2011. The timing and quantity of any shares repurchased will depend upon a variety of factors, including business conditions, stock market conditions and business development activities, including but not limited to merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice.
(2)	We have repurchased approximately 210,000 shares of our common stock pursuant to the Program since its adoption.

(3)	ITEM 6. EXHIBITS.

Exhibit No.	Exhibit Description

3.1(1)	Restated Articles of Organization

3.2(2)	Articles of Amendment, as filed with the Secretary of State of Massachusetts on May 18, 2001

3.3(3)	Articles of Amendment, as filed with the Secretary of State of Massachusetts on May 16, 2002

3.4(4)	Amended and Restated By-Laws

10.1*	Form of 2012 Management Incentive Bonus Plan for Named Executive Officers

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document. **

101.SCH	XBRL Taxonomy Extension Schema Document. **

101.CAL	XBRL Taxonomy Calculation Linkbase Document. **

101.LAB	XBRL Taxonomy Labels Linkbase Document. **

101.PRE	XBRL Taxonomy Presentation Linkbase Document. **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **

*	Confidential treatment requested as to certain positions, which portions have been filed separately with the Securities and Exchange Commission.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(1)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 (File No. 333-49738) filed with the Securities and Exchange Commission on November 13, 2000.
(2)	Incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(3)	Incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(4)	Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 28, 1999, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MKS INSTRUMENTS, INC.

May 9, 2012	By:	/s/ Seth H. Bagshaw
Seth H. Bagshaw
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)