Form 10-Q
period 2012-09-30
MKS INSTRUMENTS INC
filed 2012-11-07
CIK 1049502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of October 31, 2012, the registrant had 52,627,677 shares of common stock outstanding.

MKS INSTRUMENTS, INC.

FORM 10-Q

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MKS INSTRUMENTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$284,968	$312,916
Short-term investments	298,666	252,603
Trade accounts receivable, net	87,536	120,894
Inventories	145,518	153,632
Deferred income taxes	11,251	10,618
Other current assets	24,998	34,238

Total current assets	852,937	884,901

Property, plant and equipment, net	77,493	72,487
Long-term investments	40,062	7,873
Goodwill	149,887	140,084
Intangible assets, net	11,843	1,043
Other assets	10,080	12,266

Total assets	$1,142,302	$1,118,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$4,164	$1,932
Accounts payable	16,395	24,853
Accrued compensation	23,771	21,774
Income taxes payable	3,858	7,548
Other current liabilities	41,002	40,324

Total current liabilities	89,190	96,431

Other liabilities	37,925	32,211

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred Stock, $0.01 par value per share, 2,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, no par value, 200,000,000 shares authorized; 52,813,719 and 52,491,948 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	113	113
Additional paid-in capital	715,001	707,419
Retained earnings	284,802	268,870
Accumulated other comprehensive income	15,271	13,610

Total stockholders’ equity	1,015,187	990,012

Total liabilities and stockholders’ equity	$1,142,302	$1,118,654

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues:
Products	$114,647	$167,145	$427,986	$573,329
Services	26,800	27,363	81,726	77,517

Total net revenues	141,447	194,508	509,712	650,846
Cost of revenues:
Cost of products	68,304	90,785	243,950	307,087
Cost of services	16,572	16,045	48,884	44,732

Total cost of revenues	84,876	106,830	292,834	351,819

Gross profit	56,571	87,678	216,878	299,027

Research and development	14,136	14,331	45,911	46,809
Selling, general and administrative	29,661	31,984	96,332	96,542
Litigation	5,316	—	5,316	—
Completed acquisition costs	851	—	1,258	—
Amortization of intangible assets	215	251	453	751

Income from operations	6,392	41,112	67,608	154,925
Interest income	299	284	760	869
Interest expense	32	12	92	17

Income before income taxes	6,659	41,384	68,276	155,777
Provision for income taxes	4,079	11,011	24,356	48,760

Net income	$2,580	$30,373	$43,920	$107,017

Other comprehensive income (loss):
Changes in value of financial instruments designated as cash flow hedges, net of tax (benefit) expense(1)	$(417)	$1,289	$(297)	$1,167
Foreign currency translation adjustments, net of tax of $0 for the three and nine months ended September 30, 2012 and 2011	6,007	(3,997)	1,955	1,330
Unrealized gain on investments, net of tax (benefit) expense(2)	70	79	3	118

Total comprehensive income	$8,240	$27,744	$45,581	$109,632

Net income per share:
Basic	$0.05	$0.58	$0.83	$2.06

Diluted	$0.05	$0.57	$0.82	$2.03

Cash dividends per common share	$0.16	$0.15	$0.46	$0.45

Weighted average common shares outstanding:
Basic	52,854	52,456	52,679	52,070

Diluted	53,290	52,992	53,240	52,761

(1)

Tax (benefit) expense was $(260) and $733 for the three months ended September 30, 2012 and 2011, respectively. Tax (benefit) expense was $(177) and $698 for the nine months ended September 30, 2012 and 2011, respectively.

(2)	Tax expense was $44 and $47 for the three months ended September 30, 2012 and 2011, respectively. Tax expense was $2 and $71 for the nine months ended September 30, 2012 and 2011, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$43,920	$107,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,197	9,641
Stock-based compensation	9,900	8,597
Provision for excess and obsolete inventory	12,596	10,924
Deferred income taxes	3,059	3,084
Excess tax benefits from stock-based compensation	(1,998)	(5,282)
Other	610	503
Changes in operating assets and liabilities:
Trade accounts receivable	33,992	13,511
Inventories	(893)	(14,856)
Income taxes	715	(3,295)
Other current assets	2,984	(9,816)
Accrued compensation and other liabilities	7,516	(1,422)
Accounts payable	(8,750)	(13,962)

Net cash provided by operating activities	113,848	104,644

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(24,385)	—
Purchases of investments	(363,040)	(359,857)
Maturities and sales of investments	288,030	311,419
Purchases of property, plant and equipment	(11,040)	(9,691)
Other	(347)	(466)

Net cash used in investing activities	(110,782)	(58,595)

Cash flows from financing activities:
Proceeds from short-term borrowings	2,896	27,340
Payments on short-term borrowings	(4,956)	(26,094)
Repurchase of common stock	(7,026)	(475)
Net (payments) proceeds related to employee stock-based compensation	(830)	26,327
Dividend payments to common stockholders	(24,261)	(23,498)
Excess tax benefit from stock-based compensation	1,998	5,282

Net cash (used in) provided by financing activities	(32,179)	8,882

Effect of exchange rate changes on cash and cash equivalents	1,165	(1,296)

(Decrease) increase in cash and cash equivalents	(27,948)	53,635
Cash and cash equivalents at beginning of period	312,916	162,476

Cash and cash equivalents at end of period	$284,968	$216,111

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1)	Basis of Presentation

The terms “MKS” and the “Company” refer to MKS Instruments, Inc. and its subsidiaries. The interim financial data as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 are unaudited; however, in the opinion of MKS, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The consolidated balance sheet presented as of December 31, 2011 has been derived from the audited consolidated financial statements as of that date. The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by United States generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the MKS Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on February 24, 2012.

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

For the three and nine month periods ended September 31, 2012, the Company reclassified completed acquisition costs as a separate line item in the consolidated statements of operations. These costs were previously included within the selling, general and administrative line item.

2)	Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) which simplifies how companies test goodwill for impairment. Under these amendments, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in the goodwill accounting standard. The amendments were effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted. The Company adopted this new ASU in the fourth quarter of 2011. This new ASU did not have a material effect on the Company’s consolidated financial statements.

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

3)	Investments

The fair value of short-term investments with maturities or estimated lives of less than one year consists of the following:

	September 30, 2012	December 31, 2011
Available-for-sale investments:
Time deposits	$3,138	$37
Bankers’ acceptance drafts	5,356	962
U.S. treasury obligations	13,061	29,404
U.S. agency obligations	276,328	221,565

	$297,883	$251,968

Trading investments:
Mutual funds	783	635

	$298,666	$252,603

The fair value of long-term available-for-sale investments with maturities of more than one year consists of the following:

	September 30, 2012	December 31, 2011
Time deposits	$369	$—
U.S. agency obligations	39,693	7,873

	$40,062	$7,873

The following tables show the gross unrealized gains and (losses) aggregated by investment category for short-term and long-term available-for-sale investments:

As of September 30, 2012:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Short-term investments:
Time deposits	$3,138	$—	$—	$3,138
Bankers’ acceptance drafts	5,356	—	—	5,356
U.S. treasury obligations	13,054	7	—	13,061
U.S. agency obligations	276,487	45	(204)	276,328

	$298,035	$52	$(204)	$297,883

Long-term investments:
Time deposits	$369	$—	$—	$369
U.S. agency obligations	39,740	1	(48)	39,693

	$40,109	$1	$(48)	$40,062

As of December 31, 2011:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Short-term investments:
Time deposits	$37	$—	$—	$37
Bankers’ acceptance drafts	962	—	—	962
U.S. treasury obligations	29,393	11	—	29,404
U.S. agency obligations	221,516	56	(7)	221,565

	$251,908	$67	$(7)	$251,968

Long-term investments:
U.S. agency obligations	$7,876	$—	$(3)	$7,873

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

Interest income is accrued as earned. Dividend income is recognized as income on the date the stock trades “ex-dividend.” The cost of marketable securities sold is determined by the specific identification method. Realized gains or losses are reflected in income and were not material for the three and nine months ended September 30, 2012 and 2011, respectively.

The unrealized gains and losses for trading investments were immaterial for the three and nine months ended September 30, 2012 and 2011.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the Company categorizes such assets and liabilities based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

Assets and liabilities of the Company are measured at fair value on a recurring basis as of September 30, 2012 and are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	Total September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$70,901	$70,901	$—	$—
Bankers’ acceptance drafts	63	—	63	—
Trading securities:
Mutual funds	783	783	—	—
Available-for-sale securities:
Bankers’ acceptance drafts	5,356	—	5,356	—
U.S. treasury obligations	13,061	—	13,061	—
U.S. agency obligations	316,021	284,373	31,648	—
Derivatives – currency forward contracts	145	—	145	—

Total assets	$406,330	$356,057	$50,273	$—

Liabilities:
Derivatives – currency forward contracts	$1,207	$—	$1,207	$—

Reported as follows:
Assets:
Cash and cash equivalents(1)	$70,964	$70,901	$63	$—
Short-term investments(2)	295,528	245,463	50,065	—
Other current assets	145	—	145	—

Total current assets	$366,637	$316,364	$50,273	$—

Long-term investments(3)	$39,693	$39,693	$—	$—

Liabilities:
Other current liabilities	$1,207	$—	$1,207	$—

(1)	The cash and cash equivalent amounts presented in the table above do not include cash of $176,168 and non-negotiable time deposits of $37,836 as of September 30, 2012.
(2)	The short-term investments presented in the table above do not include non-negotiable time deposits of $3,138 as of September 30, 2012.
(3)	The long-term investments presented in the table above do not include non-negotiable time deposits of $369.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

Assets and liabilities of the Company are measured at fair value on a recurring basis as of December 31, 2011 and are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	Total December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$137,976	$137,976	$—	$—
Trading securities:
Mutual funds	635	635	—	—
Available-for-sale securities:
Bankers’ acceptance drafts	962	—	962	—
U.S. treasury obligations	29,404	—	29,404	—
U.S. agency obligations	229,438	147,546	81,892	—
Derivatives – currency forward contracts	531	—	531	—

Total assets	$398,946	$286,157	$112,789	$—

Liabilities:
Derivatives – currency forward contracts	$1,054	$—	$1,054	$—

Reported as follows:
Assets:
Cash and cash equivalents(1)	$137,976	$137,976	$—	$—
Short-term investments(2)	252,566	140,308	112,258	—
Other current assets	531	—	531	—

Total current assets	$391,073	$278,284	$112,789	$—

Long-term investments	$7,873	$7,873	$—	$—

Liabilities:
Other current liabilities	$1,054	$—	$1,054	$—

(1)	The cash and cash equivalent amounts presented in the table above do not include cash of $146,035 and non-negotiable time deposits of $28,905 as of December 31, 2011.
(2)	The short-term investments presented in the table above do not include non-negotiable time deposits of $37 as of December 31, 2011.

Money Market Funds

Money market funds are cash and cash equivalents and are classified within Level 1 of the fair value hierarchy.

Trading Mutual Fund Investments

As of September 30, 2012 and December 31, 2011, trading investments consisted of certain U.S. and international equity mutual funds and government agency fixed income mutual funds. During 2011, management changed the designation of the investments from available-for-sale to trading investments.

Bankers’ Acceptance Drafts

Bankers’ acceptance drafts are short-term credit investments created by a non-financial firm and guaranteed by a bank. These drafts are often traded at a discount from face value and may be traded on a secondary market.

Available-For-Sale Investments

As of September 30, 2012 and December 31, 2011, available-for-sale investments consisted of time deposits and drafts denominated in the Euro currency, U.S. treasury obligations and U.S. agency obligations. U.S. agency obligations include certain corporate obligations issued under the government’s Term Loan Guarantee Program which removed any credit risk associated with the corporate issuing entity, as they become obligations of the U.S. government should the corporate issuer be unable to honor its obligations.

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

As of September 30, 2012 and December 31, 2011, the Company had outstanding forward foreign exchange contracts with gross notional values of $63,460 and $36,119, respectively. The following tables provide a summary of the primary net hedging positions and corresponding fair values held as of September 30, 2012 and December 31, 2011:

	September 30, 2012
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value(1) Asset/(Liability)
U.S. Dollar/Japanese Yen	$17,508	$(424)
U.S. Dollar/South Korean Won	39,884	(1,288)
U.S. Dollar/Euro	3,454	84
U.S. Dollar/U.K. Pound Sterling	2,614	(52)

Total	$63,460	$(1,680)

(1)	Represents the fair value of the net asset / (liability) amount included in the consolidated balance sheets.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

	December 31, 2011
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value(1) Asset/(Liability)
U.S. Dollar/Japanese Yen	$18,676	$(961)
U.S. Dollar/South Korean Won	10,799	60
U.S. Dollar/Euro	3,869	288
U.S. Dollar/U.K. Pound Sterling	2,775	90

Total	$36,119	$(523)

(1)	Represents the fair value of the net asset / (liability) amount included in the consolidated balance sheets.

The following table provides a summary of the fair value amounts of the Company’s derivative instruments:

Derivatives Designated as Hedging Instruments	September 30, 2012	December 31, 2011
Derivative assets:
Forward exchange contracts	$145	$531
Derivative liabilities:
Forward exchange contracts	(1,273)	(1,054)

Total net derivative liability designated as hedging instruments(1)	$(1,128)	$(523)

Derivatives Not Designated as Hedging Instruments	September 30, 2012	December 31, 2011
Derivative liabilities:
Forward exchange contracts(1)	$(552)	$—

(1)

The derivative assets of $145 and derivative liabilities of $1,825 are classified in other current assets and other current liabilities, respectively, in the consolidated balance sheet as of September 30, 2012. The derivative assets of $531 and derivative liabilities of $1,054 are classified in other current assets and other current liabilities, respectively, in the consolidated balance sheet as of December 31, 2011.

The following table provides a summary of the gains (losses) on derivatives designated as hedging instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Designated as Cash Flow Hedging Relationships	2012	2011	2012	2011
Forward exchange contracts:
Net (loss) gain recognized in OCI(1)	$(581)	$3,284	$(312)	$2,965
Net gain (loss) reclassified from OCI into income(2)	$(739)	$(1,387)	$(1,178)	$(2,861)
Net (loss) recognized in expense(3)	$(66)	$—	$(66)	$—

(1)	Net change in the fair value of the effective portion classified in OCI.
(2)	Effective portion classified in selling, general and administrative expenses.
(3)	Ineffective portion amount excluded from effectiveness testing which is immediately recorded in selling, general and administrative expenses.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

The following table provides a summary of losses on derivatives not designated as hedging instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	2012	2011	2012	2011
Forward exchange contracts:
Net (loss) recognized in expense(1)	$(552)	$—	$(552)	$—

(1)

The Company has a forward foreign exchange contract that hedges an intercompany loan with its Korean subsidiary. This hedge does not qualify for hedge accounting and any gains (losses) are recorded immediately in selling, general and administrative expenses.

6)	Inventories

Inventories consist of the following:

	September 30, 2012	December 31, 2011
Raw materials	$82,386	$78,501
Work-in-process	22,235	21,298
Finished goods	40,897	53,833

	$145,518	$153,632

7)	Acquisition

On August 29, 2012, the Company completed its acquisition of Plasmart, Inc. (“Plasmart”), located in Daejeon, Korea. Plasmart develops radio frequency (RF) plasma generation and monitoring systems for the semiconductor, flat panel display, active matrix organic light emitting diodes and solar photovoltaic industries. Plasmart’s expertise in RF systems and access to the important Korean market were key drivers in the selection of Plasmart for acquisition. The aggregate purchase price, net of cash acquired consisted of $24,385, subject to working capital and net debt adjustments. Acquisition related costs of $1,258 were expensed as incurred.

The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition. The purchase price allocation is preliminary, pending the final determination of fair values of intangible assets and certain assumed assets and liabilities.

Current assets	$7,233
Property, plant and equipment	3,565
Other assets	805
Intangible assets	10,860
Goodwill	9,641

Total assets acquired	$32,104

Debt (Note 9)	4,561
Deferred taxes and other liabilities	3,065

Total liabilities assumed	$7,626

Total purchase price	$24,478
Cash acquired	(93)

Total purchase price, net of cash acquired	$24,385

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

The goodwill and other intangible assets associated with the acquisition are not deductible for tax purposes. The following table reflects the allocation of the acquired intangible assets and related estimates of useful lives. These acquired intangibles will be amortized on a straight-line basis.

Current developed technology	$5,029	7.5 – 9.5 years useful life
Tradenames	335	7 year useful life
Customer relationships	5,496	10 year useful life

	$10,860

This transaction resulted in an amount of purchase price that exceeded the estimated fair value of tangible and intangible assets, which was allocated to goodwill. The Company believes that the amount of goodwill relative to identifiable intangible assets relates to several factors including: (1) potential buyer-specific synergies related to market opportunities for a combined product offering and (2) potential to leverage the Company’s sales force and intellectual property to attract new customers and revenue.

The results of this acquisition were included in the Company’s consolidated operations beginning on August 29, 2012. The pro forma consolidated statements reflecting the operating results of Plasmart, had they been acquired as of January 1, 2012, would not differ materially from the operating results of the Company as reported for the three and nine months ended September 30, 2012. Plasmart is included in the ENI operating segment and the Advanced Manufacturing Capital Equipment reporting segment.

8)	Goodwill and Intangible Assets

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

The changes in the carrying amount of goodwill and accumulated impairment losses during the nine months ended September 30, 2012 and twelve months ended December 31, 2011 were as follows:

	2012			2011
	Gross Carrying Amount	Accumulated Impairment Loss	Net	Gross Carrying Amount	Accumulated Impairment Loss	Net
Beginning balance at January 1	$279,498	$(139,414)	$140,084	$279,434	$(139,414)	$140,020
Acquired goodwill(1)	9,641	—	9,641	64	—	64
Foreign currency translation	162	—	162	—	—	—

Ending balance at September 30, 2012 and December 31, 2011	$289,301	$(139,414)	$149,887	$279,498	$(139,414)	$140,084

(1)

On August 29, 2012, the Company purchased Plasmart for $24,385, net of cash acquired. The Company recorded $10,860 of separately identified intangible assets and $9,641 of goodwill in connection with the acquisition. In September 2011, the Company purchased a product line from GE Osmonics, Inc. for $458. The Company recorded $315 of intangible assets and $64 of goodwill in connection with the acquisition.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

Intangible Assets

Components of the Company’s intangible assets are comprised of the following:

As of September 30, 2012:	Gross	Accumulated Amortization	Net
Completed technology(1)	$82,154	$(76,911)	$5,243
Customer relationships	14,778	(8,675)	6,103
Patents, trademarks, trade names and other	25,043	(24,546)	497

	$121,975	$(110,132)	$11,843

As of December 31, 2011:	Gross	Accumulated Amortization	Net
Completed technology	$76,829	$(76,829)	$—
Customer relationships	9,190	(8,393)	797
Patents, trademarks, trade names and other	24,703	(24,457)	246

	$110,722	$(109,679)	$1,043

(1)

Intangible assets of $226 were re-classified from other assets to intangible assets during the quarter ended March 31, 2012. This was related to in-process research and development which was completed during the first quarter of 2012, related to a previous acquisition.

Aggregate amortization expense related to acquired intangibles for the three and nine months ended September 30, 2012 was $215 and $453, respectively. Aggregate amortization expense related to intangible assets for the three and nine months ended September 30, 2011 was $251 and $751, respectively. Estimated amortization expense for the remainder of the current fiscal year, each of the next five fiscal years and thereafter is as follows:

Year	Amount
2012 (remaining)	$413
2013	1,651
2014	1,273
2015	1,257
2016	1,257
2017	1,212
Thereafter	4,780

9)	Debt

The Company’s Japanese subsidiary has lines of credit and short-term borrowing arrangements with two financial institutions which provide for aggregate borrowings as of September 30, 2012 of up to an equivalent of $29,632 U.S. dollars, at an average interest rate of 0.65%, arrangements which generally expire and are renewed at three month intervals. There were no borrowings outstanding under these arrangements at September 30, 2012. There were $1,932 total borrowings outstanding under these arrangements at December 31, 2011.

The Company acquired six loans and an available line of credit with two financial institutions in the August 2012 Plasmart acquisition. The loans have various maturity dates ranging from 2012 through 2014 at interest rates ranging from 3.15% to 5.63%. There were $4,315 total borrowings outstanding under these loan arrangements at September 30, 2012. The available line of credit provides for aggregate borrowings as of September 30, 2012 of up to an equivalent of $1,343 U.S. dollars, at an average interest rate of 5.19%. There was $134 outstanding under this arrangement at September 30, 2012. Total short-term debt is $4,164 and total long-term debt is $285 at September 30, 2012.

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

Product warranty activities were as follows:

	Nine Months Ended September 30,
	2012	2011
Balance at January 1	$8,315	$9,865
Provision for product warranties	3,750	4,773
Direct charges to warranty liability	(3,733)	(6,492)
Foreign currency translation	505	466

Balance at September 30	$8,837	$8,612

11)	Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2012 was 61.3% and 35.7%, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2011 was 26.6% and 31.3%, respectively. The effective tax rate for the three and nine months ended September 30, 2012, and the related income tax expense were higher than the U.S. statutory tax rate primarily due to the cumulative year-to-date tax effect of a slightly higher annual effective tax rate based on the Company’s revised full year forecast, and non-deductible acquisition costs that were offset in part by geographic mix of income and profits earned by the Company’s international subsidiaries being taxed at rates lower than the U.S. statutory rate. The effective tax rate for the three and nine months ended September 30, 2011, and the related income tax expense were lower than the U.S. statutory tax rate primarily due to the geographic mix of income and profits earned by the Company’s international subsidiaries being taxed at rates lower than the U.S. statutory rate, and recognition of discrete tax benefits realized by the Company that related principally to U.S. tax incentives.

At September 30, 2012, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $39,728. At December 31, 2011, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $35,151. The net increase from December 31, 2011 was attributable to an increase in reserves for existing uncertain tax positions. If these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of $17,891, excluding interest and penalties, would impact the Company’s effective tax rate as of September 30, 2012. The Company accrues interest expense and, if applicable, penalties for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. At September 30, 2012 and December 31, 2011, the Company had accrued interest on unrecognized tax benefits of approximately $1,444 and $973, respectively.

The Company and its subsidiaries are subject to examination by federal, state and foreign tax authorities. The Internal Revenue Service commenced an examination of the Company’s U.S. federal tax filings for open tax years through 2009 during the quarter ended June 30, 2012. The statute of limitations for the Company’s tax filings varies by tax jurisdiction between fiscal years 2006 through present.

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

12)	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income	$2,580	$30,373	$43,920	$107,017

Denominator:
Shares used in net income per common share – basic	52,854,000	52,456,000	52,679,000	52,070,000
Effect of dilutive securities:
Stock options, restricted stock and employee stock purchase plan	436,000	536,000	561,000	691,000

Shares used in net income per common share – diluted	53,290,000	52,992,000	53,240,000	52,761,000

Net income per common share:
Basic	$0.05	$0.58	$0.83	$2.06
Diluted	$0.05	$0.57	$0.82	$2.03

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

As of September 30, 2012, stock options and restricted stock units relating to an aggregate of approximately 1,250,000 shares were outstanding. For the three and nine months ended September 30, 2012, the potential dilutive effect of 105,000 and 227,000 weighted-average shares, respectively, of restricted stock units and stock options were excluded from the computation of diluted weighted-average shares outstanding as the shares would have an anti-dilutive effect on EPS.

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

13)	Stockholder’s Equity

Stock Repurchase Program

On July 25, 2011, the Company’s Board of Directors approved a share repurchase program for the repurchase of up to an aggregate of $200 million of its outstanding common stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means. The timing and quantity of any shares repurchased will depend upon a variety of factors, including business conditions, stock market conditions and business development activities, including but not limited to merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice.

During the nine months ended September 30, 2012, the Company repurchased 244,600 shares of its common stock for $7,026 for an average price of $28.72 per share.

Cash Dividends

Holders of the Company’s common stock are entitled to receive dividends when they are declared by the Company’s Board of Directors. During the nine months ended September 30, 2012, the Board of Directors declared two quarterly dividends of $0.15 per share and one quarterly dividend of $0.16 per share that totaled $24,261 or $0.46 per share. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of the Company’s Board of Directors.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

On October 29, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.16 per share to be paid on December 14, 2012 to stockholders of record as of November 30, 2012.

14)	Business Segment, Geographic Area, Product and Significant Customer Information

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

The eight operating segments are PFMC Products, Controls Products, ASTeX Products, ENI Products, HPS Products (Vacuum Products), Analytical Solutions Group, Asia Region Sales & Service and Europe Region Sales & Service.

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

Analytical Solutions Group, Asia Region Sales & Service and Europe Region Sales & Service are each separate reportable segments. The Company has reported corporate expenses and certain intercompany pricing transactions in a Corporate, Eliminations and Other reconciling column. The Analytical Solutions Group includes gas composition analysis and information technology products. The Europe and Asia sales and service segments mainly resell and service the Advanced Manufacturing Capital Equipment and Analytical Solutions Group products sold in their respective regions.

MKS derives the segment results directly from the manner in which results are reported in its management reporting system. The accounting policies MKS uses to derive reportable segment results are substantially the same as those used for external reporting purposes except that a substantial portion of the sales of the Advanced Manufacturing Capital Equipment and Analytical Solutions Group segments are intercompany sales to the regions at tax-based transfer prices and certain significant costs, including stock-based compensation and management incentive compensation, are not allocated to the segments and are included in Corporate, Eliminations and Other. The CODM reviews several metrics of each operating segment, including net revenues and gross profit (loss).

The following is net revenues by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Advanced Manufacturing Capital Equipment	$104,191	$144,005	$382,016	$525,416
Analytical Solutions Group	15,160	15,130	47,680	45,274
Europe Region Sales & Service Operations(1)	13,485	19,380	38,141	61,546
Asia Region Sales & Service Operations(1)	46,782	72,154	182,663	240,995
Corporate, Eliminations and Other	(38,171)	(56,161)	(140,788)	(222,385)

	$141,447	$194,508	$509,712	$650,846

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

The following is gross profit by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Advanced Manufacturing Capital Equipment	$34,829	$55,484	$141,521	$215,605
Analytical Solutions Group	8,100	7,981	24,485	23,227
Europe Region Sales & Service Operations(1)	3,547	5,779	11,292	17,027
Asia Region Sales & Service Operations(1)	9,030	10,618	28,143	34,866
Corporate, Eliminations and Other	1,065	7,816	11,437	8,302

	$56,571	$87,678	$216,878	$299,027

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

The following is capital expenditures by reportable segment for the three and nine months ended September 30, 2012 and 2011:

	Product Groups		Foreign Sales & Service Operations
	Advanced Manufacturing Capital Equipment	Analytical Solutions Group	Europe	Asia	Corporate, Eliminations and Other	Total
Three Months Ended September 30, 2012:
Capital expenditures	$2,102	$283	$35	$237	$371	$3,028

Nine Months Ended September, 2012:
Capital expenditures	$6,741	$698	$109	$654	$2,838	$11,040

	Product Groups		Foreign Sales & Service Operations
	Advanced Manufacturing Capital Equipment	Analytical Solutions Group	Europe	Asia	Corporate, Eliminations and Other	Total
Three Months Ended September 30, 2011:
Capital expenditures	$2,143	$92	$66	$853	$272	$3,426

Nine Months Ended September 30, 2011:
Capital expenditures	$6,907	$312	$193	$1,329	$950	$9,691

The following is segment assets by reportable segment:

	Product Groups		Foreign Sales & Service Operations
	Advanced Manufacturing Capital Equipment	Analytical Solutions Group	Europe	Asia	Corporate, Eliminations and Other	Total
September 30, 2012:
Segment assets:
Accounts receivable	$12,442	$4,356	$7,136	$33,469	$30,133	$87,536
Inventory	118,009	4,382	4,185	31,215	(12,273)	145,518

Total segment assets	$130,451	$8,738	$11,321	$64,684	$17,860	$233,054

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

	Product Groups		Foreign Sales & Service Operations
	Advanced Manufacturing Capital Equipment	Analytical Solutions Group	Europe	Asia	Corporate, Eliminations and Other	Total
December 31, 2011:
Segment assets:
Accounts receivable	$24,224	$5,099	$6,079	$60,242	$25,250	$120,894
Inventory	119,314	4,442	3,828	45,828	(19,780)	153,632

Total segment assets	$143,538	$9,541	$9,907	$106,070	$5,470	$274,526

A reconciliation of segment assets to consolidated total assets is as follows:

	September 30, 2012	December 31, 2011
Total segment assets	$233,054	$274,526
Cash and cash equivalents and investments	623,696	573,392
Other current assets	36,249	44,856
Property, plant and equipment, net	77,493	72,487
Goodwill and intangible assets, net	161,730	141,127
Other assets	10,080	12,266

Consolidated total assets	$1,142,302	$1,118,654

Worldwide Product Information

Because the reportable segment information above does not reflect worldwide sales of the Company’s products, the Company groups its products into four groups of similar products based upon the similarity of product function. Worldwide net revenue for each group of products is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Instruments and Control Products	$57,761	$81,321	$205,654	$281,157
Power and Reactive Gas Products	52,031	77,193	199,864	257,198
Vacuum Products	15,435	19,834	53,158	64,478
Analytical Solutions Group Products	16,220	16,160	51,036	48,013

	$141,447	$194,508	$509,712	$650,846

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues
United States	$73,775	$89,218	$259,954	$310,233
Japan	14,270	28,571	67,122	80,761
Europe	21,341	30,033	65,800	90,589
Asia (excluding Japan)	32,061	46,686	116,836	169,263

	$141,447	$194,508	$509,712	$650,846

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

	September 30, 2012	December 31, 2011
Long-lived assets(1)
United States	$59,297	$56,760
Japan	3,290	3,908
Europe	5,415	5,437
Asia (excluding Japan)	11,763	8,374

	$79,765	$74,479

(1)	Long-lived assets include property, plant and equipment, net and certain other assets.

Major Customers

The Company had two customers with net revenues greater than 10% of total net revenues in the periods shown as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Customer A	13.9%	12.9%	14.8%	14.0%
Customer B	8.5%	8.0%	10.3%	9.0%

15)	Commitments and Contingencies

During the three months ended September 30, 2012, the Company settled litigation with shareholders of its former subsidiary for $5,316. The complaint alleged certain claims against the Company including breach of contract and implied covenants, and statutory violations. The claims sought unspecified damages and equitable relief. The Company believed that it had meritorious factual and legal defenses to the allegations raised, but reached a settlement primarily to eliminate future legal expenses related to the suit.

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

We have a diverse base of customers that includes manufacturers of semiconductor capital equipment and semiconductor devices, thin film capital equipment used in the manufacture of flat panel displays, LEDs, solar cells, data storage media and other coating applications; and industrial, medical, pharmaceutical manufacturing, energy generation, environmental monitoring and other advanced manufacturing companies, as well as university, government and industrial research laboratories. For the nine months ended September 30, 2012 and 2011, approximately 64% and 61% of our net revenues, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers. We expect that sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers will continue to account for a substantial portion of our sales.

Effective in the second quarter of fiscal 2012, we changed our reporting segments from one to four segments based upon the information that is provided to the Company’s chief operating decision maker. The Company’s new reportable segments are: Advanced Manufacturing Capital Equipment, Analytical Solutions Group, Europe Region Sales & Service, and Asia Region Sales & Service.

The Advanced Manufacturing Capital Equipment segment includes the development, manufacture, sales and servicing of instruments and control products, power and reactive gas products and vacuum products, all of which are utilized in semiconductor processing and other similar advanced manufacturing processes. Sales in this segment include both external sales and intercompany sales (which are stated at agreed upon transfer prices). External sales of these products made in Europe or Asia are reported as sales in the Europe Region Sales & Service or Asia Region Sales & Service segments. The Analytical Solutions Group includes, materials delivery, gas composition analysis and information technology products. The Europe and Asia sales and service groups mainly resell and service the Advanced Manufacturing Capital Equipment and Analytical Solutions Group products sold into their respective regions.

Net revenues to semiconductor capital equipment manufacture and semiconductor device manufacture customers declined by 18% for the nine months ended September 30, 2012 compared to the same period in the prior year. Since the second quarter of 2012, we have seen a weakening in our orders and sales in the semiconductor markets as worldwide economic uncertainty and slowing consumer spending resulted in lower electronics demand and a slowing of investments in semiconductor production capacity. As a result of this weakening in demand in the semiconductor markets, we anticipate that our overall fourth quarter revenue amounts in 2012 could be lower than our third quarter revenue amounts in 2012. The semiconductor capital equipment industry is subject to rapid demand shifts, which are difficult to predict, and we are uncertain as to the timing or extent of future demand or any future weakness in the semiconductor capital equipment industry.

Our net revenues sold to other advanced markets, which exclude semiconductor capital equipment and semiconductor device product applications, declined by 28% for the nine months ended September 30, 2012 compared to the same period for the prior year. This decline was primarily caused by decreases in the solar and LED markets, which in total declined by 65%, as manufacturers are absorbing existing inventories from 2010 and 2011. Our net revenues to all other non-semiconductor markets (excluding solar and LED) declined by 9% for the nine months ended September 30, 3012 compared to the same period for the prior year. These advanced markets include medical, pharmaceutical, environmental, thin films, solar and other markets and we anticipate that these markets will grow and in future years could represent a larger portion of our total revenue.

A significant portion of our net revenues is to customers in international markets. For the nine months ended September 30, 2012 and 2011, international net revenues accounted for approximately 49% and 52% of our net revenues, respectively. A significant portion of our international net revenues were in Japan, Korea and China. We expect that international net revenues will continue to represent a significant percentage of our total net revenues.

On August 29, 2012, we completed our acquisition of Plasmart, Inc. (“Plasmart”) located in Daejeon, Korea. Plasmart develops radio frequency (RF), plasma generation and monitoring systems for the semiconductor, flat panel display, active matrix organic light emitting diodes and solar photovoltaic industries. The purchase price was $24.4 million, net of $0.1 of cash acquired.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues:
Product	81.1%	85.9%	84.0%	88.1%
Services	18.9	14.1	16.0	11.9

Total net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Cost of product revenues	48.3	46.7	47.9	47.2
Cost of service revenues	11.7	8.2	9.6	6.9

Total cost of revenues	60.0%	54.9%	57.5%	54.1%

Gross profit	40.0%	45.1%	42.5%	45.9%
Research and development	10.0	7.4	9.0	7.2
Selling, general and administrative	21.0	16.5	18.9	14.8
Litigation	3.8	—	1.0	—
Completed acquisition costs	0.6	—	0.2	—
Amortization of intangible assets	0.1	0.1	0.1	0.1

Income from operations	4.5%	21.1%	13.3%	23.8%
Interest income, net	0.2	0.1	0.1	0.1

Income from operations before income taxes	4.7%	21.2%	13.4%	23.9%
Provision for income taxes	2.9	5.6	4.8	7.5

Net income	1.8%	15.6%	8.6%	16.4%

Net Revenues (dollars in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Net Revenues:
Product	$114.6	$167.1	(31.4)%	$428.0	$573.3	(25.4)%
Service	26.8	27.4	(2.1)	81.7	77.5	5.4

Total net revenues	$141.4	$194.5	(27.3)%	$509.7	$650.8	(21.7)%

Product revenues decreased $52.5 million and $145.3 million during the three and nine months ended September 30, 2012, respectively, compared to the same periods for the prior year. Product revenues from customers in the semiconductor markets decreased by 25.7% and 17.6% for the three and nine month periods ended in 2012 compared to 2011, while product revenues to customers in our non-semiconductor markets decreased by 29.5% and 28.0% for the same periods. The decrease in the semiconductor markets we serve was mainly the result of the worldwide economic uncertainty and slowing consumer spending resulting in lower electronics demand and a slowing of investments in semiconductor production capacity. The decrease in the non-semiconductor markets was primarily caused by decreases in the solar and LED markets as end market customers utilize existing product shipments from 2010 and 2011.

Service revenues consisted mainly of fees for services relating to the maintenance and repair of our products and software services, installation and training. Service revenues decreased $0.6 million and increased $4.2 million, during the three and nine months ended September 30, 2012, compared to the same period for the prior year. The increase for the nine month period relates primarily to our foreign locations where we have made investments in our service organizations.

Total international net revenues, including product and service, were $67.7 million and $249.8 million or 47.8% and 49.0% of net revenues for the three and nine months ended September 30, 2012, respectively. Total international net revenues, including product and service, were $105.3 million and $340.6 million, or 54.1% and 52.3% of net revenues for the three and nine months ended September 30, 2011, respectively. The decrease in the three and nine month periods are mainly attributable to a decrease in sales in China, primarily attributed to a significant solar shipment during the three months ended March 31, 2011, and a decrease in sales in Japan and Europe.

The following is our net revenues by reportable segment (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Net revenues:
Advanced Manufacturing Capital Equipment	$104.2	$144.0	(27.6)%	$382.0	$525.4	(27.3)%
Analytical Solutions Group	15.1	15.1	0.2	47.7	45.3	5.3
Europe Sales & Service Operations	13.5	19.4	(30.4)	38.1	61.5	(38.0)
Asia Sales & Service Operations	46.8	72.2	(35.2)	182.7	241.0	(24.2)
Corporate, Eliminations and Other	(38.2)	(56.2)	32.0	(140.8)	(222.4)	36.7

Total net revenues	$141.4	$194.5	(27.3)%	$509.7	$650.8	(21.7)%

Net revenues for the Advanced Manufacturing Capital Equipment decreased 27.6% and 27.3% and the Asia Sales & Service segments decreased 35.2% and 24.2% for the three and nine month periods ended September 30, 2012, respectively, compared to the same periods in the prior year. These decreases are consistent with our overall consolidated revenue decreases for the same periods, since both of these groups sell into the semiconductor and non-semiconductor markets and comprise the majority of our consolidated revenues. The decrease in the Europe Sales & Service segment of 30.4% and 38.0% for the three and nine month periods ended September 30, 2012 compared to the same periods in the prior year was mainly caused by lower revenues in Germany related to the solar market. The increase in net revenues in the Analytical Solutions Group of 0.2% and 5.3% for the three and nine month periods ended September 30, 2012 compared to the same periods in the prior year was mainly caused by an increase in sales of certain products to semiconductor device manufacturers.

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Points Change	2012	2011	% Points Change
Gross profit as percentage of net revenues:
Product	40.4%	45.7%	(5.3)%	43.0%	46.4%	(3.4)%
Service	38.2	41.4	(3.2)	40.2	42.3	(2.1)

Total gross profit percentage	40.0%	45.1%	(5.1)%	42.5%	45.9%	(3.4)%

Gross profit on product revenues decreased by 5.3% for the three months ended September 30, 2012, compared to the same period for the prior year. The decrease is primarily due to a decrease of 4.9% due to lower revenue volumes, 1.1% related to unfavorable product mix and 0.3% due to unfavorable foreign exchange. These decreases were partially offset by an increase of 0.8% due to lower overhead spending and 0.5% due to lower excess and obsolete inventory related charges.

Gross profit on product revenues decreased by 3.4% for the nine months ended September 30, 2012, compared to the same period for the prior year. The decrease is mainly due to a decrease of 2.6% due to lower revenue volumes, 1.4% due to higher warranty charges, 1.2% due to higher excess and obsolete related charges and 0.6% due to less overhead absorption. These decreases were partially offset by 2.5% related to favorable product mix.

Cost of service revenues primarily consists of salaries and related expenses and other fixed costs for repair, software services and training. Service gross profit decreased by 3.2% for the three months ended September 30, 2012 compared to the same period for the prior year. The decrease is primarily due to a decrease of 5.0% primarily due to higher overhead, as a result of our continued investment in our service business, and 0.5% related to unfavorable foreign exchange. This decrease was partially offset by 2.3% related to favorable product mix.

Service gross profit decreased by 2.1% for the nine months ended September 30, 2012 compared to the same period for the prior year. This decrease is primarily due to a decrease of 3.0% due to higher overhead spending and less overhead absorption and a decrease of 0.4% due to unfavorable foreign exchange. These decreases were offset by 0.8% due to favorable revenue volumes and 0.5% related to favorable product mix.

The following is gross profit as a percentage of net revenues by reportable segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Points Change	2012	2011	% Points Change
Gross profit:
Advanced Manufacturing Capital Equipment	33.4%	38.5%	(5.1)%	37.0%	41.0%	(4.0)%
Analytical Solutions Group	53.4	52.7	0.7	51.4	51.3	—
Europe Region Sales & Service Operations	26.3	29.8	(3.5)	29.6	27.7	1.9
Asia Region Sales & Service Operations	19.3	14.7	4.6	15.4	14.5	0.9
Corporate, Eliminations and Other	(2.8)	(13.9)	11.1	(8.1)	(3.7)	(4.4)

Total net revenues	40.0%	45.1%	(5.1)%	42.5%	45.9%	(3.4)%

Gross profit for the Advanced Manufacturing Capital Equipment group decreased 5.1% and 4.1% for the three and nine month periods ended September 30, 2012, compared to the same periods in the prior year. The decreases are primarily related to lower revenue volumes.

Gross profit for the Analytical Solutions Group increased 0.7% and was unchanged for the three and nine month periods ended September 30, 2012, compared to the same periods in the prior year. The slight increase in the three month period ended September 30, 2012, is primarily attributed to product mix, offset by higher overhead spending.

Gross profit for the Europe Region Sales & Service Operations decreased 3.5% and increased 1.9% for the three and nine month periods ended September 30, 2012, compared to the same periods in the prior year. The decrease of 3.5% is primarily related to unfavorable product mix, higher warranty charges and higher overhead spending. The increase of 1.9% is primarily related to favorable product mix, partially offset by lower revenue volumes.

Gross profit for the Asia Region Sales & Service Operations increased 4.6% and 0.9% for the three and nine month periods ended September 30, 2012, compared to the same periods in the prior year. The increases are primarily related to favorable product mix, partially offset by lower revenue volumes.

Research and Development (dollars in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Research and development expenses	$14.1	$14.3	(1.4)%	$45.9	$46.8	(1.9)%

Research and development expenses decreased slightly for the three and nine months ended September 30, 2012, compared to the same period for the prior year, as a result of lower consulting and project materials spending.

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

Selling, General and Administrative (dollars in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Selling, general and administrative expenses	$29.7	$32.0	(7.3)%	$96.3	$96.5	(0.2)%

Selling, general and administrative expenses decreased $2.3 million and $0.2 million for the three and nine months ended September 30, 2012, compared to the same periods for the prior year. The decrease in the three month period includes a $1.9 million decrease which was due to favorable changes in foreign exchange rates and a $0.2 million decrease in compensation related expenses.

Litigation (dollars in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Litigation	$5.3	—	100%	$5.3	—	100%

Litigation with shareholders of one of our former subsidiaries was settled for $5.3 million, during the three months ended September 30, 2012. The complaint alleged certain claims against us including breach of contract and implied covenants, and statutory violations. The claims sought unspecified damages and equitable relief. This litigation was long standing and we made the decision to reach a settlement primarily to eliminate future legal expenses related to the suit.

Completed Acquisition Costs (dollars in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Completed acquisition costs	$0.9	—	100%	$1.3	—	100%

The Company incurred $0.9 million and $1.3 million of costs in the three and nine months ended September 30, 2012, respectively, related to the August 2012 acquisition of Plasmart. These costs consisted of investment banking fees, legal fees and due diligence costs.

Amortization of Intangible Assets (dollars in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Amortization of intangible assets	$0.2	$0.3	(14.3)%	$0.5	$0.8	(39.7)%

Amortization expense for the three and nine months ended September 30, 2012 decreased by $0.1 million and $0.3 million, respectively, compared to the same period for the prior year, as certain intangible assets became fully amortized, partially offset by additional amortization related to the Plasmart acquisition.

Interest Income, Net (dollars in millions)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Interest income, net	$0.3	$0.3	(1.8)%	$0.7	$0.9	(21.6)%

Interest income, net decreased modestly for the three and nine months ended September 30, 2012 compared to the same period for the prior year, resulting from slightly lower interest rates and changes in our investment portfolio.

Provision for Income Taxes (dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Provision for income taxes	$4.1	$11.0	$24.4	$48.8

Our effective tax rate for the three and nine months ended September 30, 2012 was 61.3% and 35.7%, respectively. Our effective tax rate for the three and nine months ended September 30, 2011 was 26.6% and 31.3%, respectively. The effective tax rate for the three and nine months ended September 30, 2012, and the related income tax expense were higher than the U.S. statutory tax rate primarily due to the cumulative year-to-date tax effect of a slightly higher annual effective tax rate based on our revised full year forecast, and non-deductible acquisition costs that were offset in part by geographic mix of income and profits earned by our international subsidiaries being taxed at rates lower than the U.S. statutory rate. The effective tax rate for the three and nine months ended September 30, 2011, and the related income tax expense were lower than the U.S. statutory tax rate primarily due to the geographic mix of income and profits earned by our international subsidiaries being taxed at rates lower than the U.S. statutory rate, and recognition of discrete tax benefits realized by us that related principally to U.S. tax incentives.

At September 30, 2012, our total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $39.7 million. At December 31, 2011, our total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $35.2 million. The net increase from December 31, 2011 was attributable to an increase in reserves for existing uncertain tax positions. If these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of $17.9 million, excluding interest and penalties, would impact our effective tax rate. We accrue interest expense and, if applicable, penalties for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. At September 30, 2012 and December 31, 2011, we had accrued interest on unrecognized tax benefits of approximately $1.4 million and $1.0 million, respectively.

We and our subsidiaries are subject to examination by federal, state and foreign tax authorities. The Internal Revenue Service commenced an examination of our U.S. federal tax filings for open tax years through 2009 during the quarter ended June 30, 2012. The statute of limitations for our tax filings varies by tax jurisdiction between fiscal years 2006 through present.

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

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments totaled $583.6 million at September 30, 2012 compared to $565.5 million at December 31, 2011. This increase was mainly attributable to our net cash provided by operating activities as a result of our net income and decreases in working capital, partially offset by the acquisition of Plasmart, dividend payments to our common stockholders, repurchases of common stock and capital expenditures.

Net cash provided by operating activities was $113.8 million for the nine months ended September 30, 2012 and resulted mainly from net income of $43.9 million, which included non-cash charges of $32.7 million and a decrease in working capital of $35.6 million. The decrease in working capital consisted primarily of a $34.0 million decrease in trade accounts receivable as a result of lower revenues and favorable collections, a $7.5 million increase in accrued compensation and other liabilities, and a $3.0 million decrease in other current assets, offset by a decrease in accounts payable of $8.8 million.

Net cash provided by operating activities was $104.6 million for the nine months ended September 30, 2011 and resulted mainly from net income of $107.0 million which included non-cash charges of $29.2 million, partially offset by an increase of $29.8 million in working capital. The increase in working capital consisted primarily of a $14.9 million increase in inventory, a $14.0 million decrease in accounts payable, a $9.8 million increase in other current assets, and a $3.3 million increase in income tax receivable. These increases were partially offset by a decrease in accounts receivable of $13.5 million. The decrease in accounts receivable and decrease in accounts payable reflected a moderation of business activity and favorable customer collections. The increase in inventory related to specific solar products that have now been shipped as of September 30, 2012.

Net cash used in investing activities of $110.8 million for the nine months ended September 30, 2012, resulted primarily from the $24.4 million purchase price for the acquisition of Plasmart, net purchases of short-term and long-term investments of $75.0 million, and $11.0 million in purchases of production related equipment. Net cash used in investing activities of $58.6 million for the nine months ended September 30, 2011, resulted primarily from $48.4 million of net purchases of short-term and long-term investments and $9.7 million in purchases of production related equipment.

Net cash used in financing activities was $32.2 million for the nine months ended September 30, 2012 and consisted primarily of $24.3 million of dividend payments made to common stockholders, $7.0 million related to the repurchase of common stock and $2.1 million of net payments made on short-term borrowings. Net cash provided by financing activities was $8.9 million for the nine months ended September 30, 2011 and consisted primarily of $26.3 million in net proceeds related to employee stock-based compensation and $5.3 million from excess tax benefits from stock-based compensation. These increases were partially offset by dividend payments to common stockholders of an aggregate of $23.5 million.

Our Japanese subsidiary has lines of credit and short-term borrowing arrangements with two financial institutions which provide for aggregate borrowings as of September 30, 2012 of up to an equivalent of $29.6 million U.S. dollars, at an average interest rate of 0.65%, which arrangements will generally expire and are renewed at three month intervals. There were no borrowings outstanding under these arrangements at September 30, 2012. There were $1.9 million total borrowings outstanding under these arrangements at December 31, 2011.

We have six loans and an available line of credit with two financial institutions from the August 29, 2012 Plasmart acquisition. The loans have various maturity dates ranging from 2012 through 2014 at interest rates ranging from 3.15% to 5.63%. There were $4.1 million of total borrowings outstanding under these arrangements at September 30, 2012. The available line of credit provides for aggregate borrowings as of September 30, 2012 of up to an equivalent of $1.3 million U.S. dollars, at an average interest rate of 5.19%. There was $0.1 million outstanding under this arrangement at September 30, 2012. Total short-term debt is $4.2 million and total long-term debt is $0.3 million at September 30, 2012.

On July 25, 2011, our Board of Directors approved a share repurchase program for the repurchase of up to an aggregate of $200 million of our outstanding common stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means. The timing and quantity of any shares repurchased will depend upon a variety of factors, including business conditions, stock market conditions and business development activities, including but not limited to merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice. During the nine months ended September 30, 2012, we repurchased approximately 244,600 shares of our common stock for $7.0 million at an average price of $28.72 per share.

During the nine months ended September 30, 2012, our Board of Directors declared two quarterly dividends of $0.15 per share and one quarterly dividend of $0.16 per share that totaled $24.3 million or $0.46 per share. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of our Board of Directors.

On October 29, 2012, the Board of Directors declared a quarterly cash dividend of $0.16 per share to be paid on December 14, 2012 to stockholders of record as of November 30, 2012.

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

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) which simplifies how companies test goodwill for impairment. Under these amendments, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in the goodwill accounting standard. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted. We adopted this new ASU in the fourth quarter of 2011. This new ASU did not have a material effect on our consolidated financial statements.

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

Information concerning market risk is contained in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on February 24, 2012. As of September 30, 2012, there were no material changes in our exposure to market risk from December 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As previously announced, in May of 2012, an employee from the Company’s Shanghai, China subsidiary was arrested as part of a U.S. government investigation into violations of U.S. law, including providing false information to obtain U.S. export licenses for certain MKS pressure transducers. U.S. government authorities have made it clear that MKS is not a target of the investigation. MKS is cooperating with the government’s investigation. In addition, MKS conducted its own investigation into these matters. Although MKS has taken corrective human resources actions, and has implemented additional export compliance procedures, we cannot be certain these efforts will be sufficient to avoid similar situations. While MKS does not expect any of the alleged violations to have a material adverse effect upon its business, the disruption caused by this matter could adversely affect its Shanghai sales office. Additionally, the Company cannot be certain of the outcome of the governmental investigation, which could include the identification of other violations, fines, penalties, restrictions on export activities or other governmental actions.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth certain information with respect to repurchases of our common stock during the three months ended September 30, 2012.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 – July 31, 2012	—	$—	—	$193,033,000
August 1 – August 31, 2012	40,000	$26.91	40,000	$191,957,000
September 1 – September 30, 2012	36,600	$27.03	36,600	$190,968,000

Total	76,600	$26.97	76,600

(1)	On July 25, 2011, our Board of Directors approved a share repurchase program (the “Program”) for the repurchase of up to an aggregate of $200 million of our common stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means, which we announced on July 27, 2011. The timing and quantity of any shares repurchased will depend upon a variety of factors, including business conditions, stock market conditions and business development activities, including but not limited to merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice.
(2)	We have repurchased approximately 330,000 shares of our common stock pursuant to the Program since its adoption.

ITEM 6.	EXHIBITS.

Exhibit No.	Exhibit Description

3.1(1)	Restated Articles of Organization

3.2(2)	Articles of Amendment, as filed with the Secretary of State of Massachusetts on May 18, 2001

3.3(3)	Articles of Amendment, as filed with the Secretary of State of Massachusetts on May 16, 2002

3.4(4)	Amended and Restated By-Laws

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit No.	Exhibit Description

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 (File No. 333-49738) filed with the Securities and Exchange Commission on November 13, 2000.
(2)	Incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(3)	Incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(4)	Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 28, 1999, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MKS INSTRUMENTS, INC.

November 7, 2012	By:	/s/ Seth H. Bagshaw
Seth H. Bagshaw
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)