Form 10-K
period 2012-12-31
MKS INSTRUMENTS INC
filed 2013-02-26
CIK 1049502

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐        No  ☒

Aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of June 30, 2012 based on the closing price of the registrant’s Common Stock on such date as reported by the NASDAQ Global Select Market: $1,525,840,465.

Number of shares outstanding of the issuer’s Common Stock, no par value, as of February 19, 2013: 52,761,825

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for MKS’ Annual Meeting of Stockholders to be held on May 6, 2013 are incorporated by reference into Part III of this Form 10-K.

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

We group our products into four groups of similar products based upon the similarity of product function. These four groups of products are: Instruments and Control Products, Power and Reactive Gas Products, Vacuum Products and Analytical Solutions Group Products. Our products are derived from our core competencies in pressure measurement and control, materials delivery, gas composition analysis, control and information technology, power and reactive gas generation and vacuum technology. Our products are used in diverse markets, applications and processes. Our primary served markets are manufacturers of capital equipment for semiconductor devices, and for other thin film applications including flat panel displays, solar cells, light emitting diodes (“LEDs”), data storage media and other advanced coatings. We also leverage our technology into other markets with advanced manufacturing processes including medical equipment, pharmaceutical manufacturing, energy generation and environmental monitoring.

Effective in the second quarter of fiscal 2012, we changed our reporting segments from one to four reporting segments based upon the information that is provided to the Company’s chief operating decision maker. Our new reportable segments are: Advanced Manufacturing Capital Equipment, Analytical Solutions Group, Europe Region Sales & Service and Asia Region Sales & Service.

The Advanced Manufacturing Capital Equipment segment includes the development, manufacture, sales and servicing of instruments and control products, power and reactive gas products, materials delivery products and vacuum products, all of which are utilized in semiconductor processing and other similar advanced manufacturing processes. Sales in this segment include both external sales and intercompany sales (which are recorded at agreed upon transfer prices). External sales of these products made in Europe or Asia are reported as sales in the Europe Region Sales & Service or Asia Region Sales & Service segments. The Analytical Solutions Group includes, gas composition analysis, information technology products and custom fabrication services. The Europe and Asia region sales and service segments mainly resell and service the Advanced Manufacturing Capital Equipment and Analytical Solutions Group products sold into their respective regions.

For over 50 years, we have focused on satisfying the needs of our customers by establishing long-term, collaborative relationships. We have a diverse base of customers that includes manufacturers of semiconductor capital equipment and semiconductor devices, thin film capital equipment used in the manufacture of flat panel displays, LEDs, solar cells, data storage media and other coating applications; and other industrial, medical, pharmaceutical manufacturing, energy generation, environmental monitoring and other advanced manufacturing companies, as well as university, government and industrial research laboratories.

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

Markets and Applications

We are focused on improving process performance and productivity by measuring, controlling, powering, monitoring and analyzing advanced manufacturing processes in semiconductor, thin film and certain other advanced market sectors. Approximately 62%, 61% and 64% of our net sales for the years 2012, 2011 and 2010, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers. Approximately 38%, 39% and 36% of our net sales in the years 2012, 2011 and 2010, respectively, were for other advanced manufacturing applications. These include, but are not limited to, thin film processing equipment applications such as flat panel displays, LEDs, solar cells, data storage media and other thin film coatings as well as medical equipment; pharmaceutical manufacturing, energy generation and environmental monitoring processes; other industrial manufacturing; and university, government and industrial research laboratories.

During the years 2012, 2011 and 2010, international net sales accounted for approximately 49%, 52% and 43% of our net sales, respectively. Net sales by our Japanese subsidiary were 13%, 13% and 14% for the years 2012, 2011 and 2010, respectively. Long-lived assets located in the U.S. were $62.2 million, $56.8 million and $54.8 million as of December 31, 2012, 2011 and 2010, respectively. Long-lived assets located outside the U.S. were $20.5 million, $17.7 million and $17.8 million as of December 31, 2012, 2011 and 2010, respectively.

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

We anticipate that the semiconductor manufacturing market will continue to account for a substantial portion of our sales. While the semiconductor device manufacturing market is global, major semiconductor capital equipment manufacturers are concentrated in Japan, Taiwan, Korea and the United States.

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

Other Advanced Applications

Our products are used in other advanced applications, including energy generation and environmental monitoring processes such as nuclear fuel processing, fuel cell research, greenhouse gas monitoring, and chemical agent detection; medical instrument sterilization; consumable medical supply manufacturing and pharmaceutical applications. Our power delivery products are also incorporated into other end-market products such as medical imaging equipment. In addition, our products are sold to government, university and industrial laboratories for vacuum applications involving research and development in materials science, physical chemistry and electronics materials. Major equipment and process providers and research laboratories are concentrated in Europe, Japan and the United States.

Product Groups

We group our products into four product groups, based upon the similarity of the product function, type of product and manufacturing processes. These four groups of products are: Instruments and Control Products, Power and Reactive Gas Products, Vacuum Products and Analytical Solutions Group Products.

Instruments and Control Products

This product group includes pressure measurement and control, materials delivery and control products.

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

In most cases, Baratron® pressure measurement instruments provide the pressure input to the automatic pressure control device. Together, these components create an integrated automatic pressure control subsystem. Our pressure control products can also accept inputs from other measurement instruments, enabling the automatic control of gas input or exhaust based on parameters other than pressure.

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

Control Products.    We design and manufacture a suite of products that allow semiconductor and other manufacturing customers to better control their processes through computer-controlled automation. These products include digital control network products, process chamber, system controllers and connectivity products.

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

Vacuum Products

This group of products consists of vacuum technology products, including vacuum containment components, vacuum gauges, vacuum valves, effluent management subsystems and custom stainless steel chambers, vessels and pharmaceutical process equipment (BPE) hardware and housings.

Vacuum Gauging Products.    We offer a wide range of vacuum instruments consisting of vacuum measurement sensors and associated power supply and readout units as well as transducers where the sensor and electronics are integrated within a single package. These gauges complement our Baratron® capacitance manometers for medium and high vacuum ranges. Our indirect gauges use thermal conductivity and ionization gauge technologies to measure pressure and vacuum levels, and our direct gauges use the pressure measurement technology of a MEMS-based piezo sensor.

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

Custom Manufactured Components.    Our design and manufacturing facilities build high purity chambers for material and thin film coating processes. We design and build custom panels, weldments, American Society of Manufacturing Engineers vessels and housings, as well as a line of Bioprocessing Equipment Standard certified components for biopharmaceutical processes.

Analytical Solutions Group Products

This product group includes gas composition analysis products, information technology products and custom fabrication services.

Gas Composition Analysis Products.    Gas composition analysis instruments are sold to a wide variety of industries including the engine development, environmental emissions monitoring, air safety monitoring and semiconductor industries.

Mass Spectrometry-Based Gas Composition Analysis Instruments.    These products are based on quadrupole mass spectrometer sensors that separate gases based on molecular weight. These sensors include built-in electronics and are provided with software that analyzes the composition of background and process gases in the process chamber. These instruments are provided both as bench top laboratory systems and as process gas monitoring systems used in the diagnosis of semiconductor manufacturing process systems.

Fourier Transform Infra-Red (FTIR) Based Gas Composition Analysis Products.    FTIR-based products provide information about the composition of gases by measuring the absorption of infra-red light as it passes through the sample being measured. Gas analysis applications include measuring the compositions of mixtures of reactant gases; measuring the purity of individual process gases; measuring the composition of process exhaust gas streams to determine process health; monitoring emissions to ensure environmental compliance and monitoring ambient air for safety. These instruments are provided as standalone monitors and as process gas monitoring systems.

Mass spectrometry-based and FTIR-based gas monitoring systems can indicate out-of-bounds conditions, such as the presence of undesirable contaminant gases and water vapor or out-of-tolerance amounts of specific gases in the process, which alert operators to diagnose and repair faulty equipment.

Information Technology Products.    We design software products including design of experiment and multivariate analysis software for analyzing large and complex data sets. Our focus is on providing solutions which improve the quality and yield of manufacturing processes for the pharmaceutical, biotech and other industries.

Custom Fabrication.    Our fabrication facility builds precision machined components and electromechanical assemblies for the analytical instrument, scientific, semiconductor and medical industries to ultra-high vacuum standards.

Customers

Our largest customers include leading semiconductor capital equipment manufacturers such as Applied Materials, Lam Research and Tokyo Electron. Sales to our top ten customers accounted for approximately 42%, 41% and 45% of net sales for the years 2012, 2011 and 2010, respectively. Applied Materials accounted for approximately 14%, 14% and 16% of our net sales for the years 2012, 2011 and 2010, respectively.

Sales, Marketing, Service and Support

Our worldwide sales, marketing, service and support organization is critical to our strategy of maintaining close relationships with semiconductor capital equipment and device manufacturers, and manufacturers of other advanced applications. We sell our products primarily through our direct sales force. As of December 31, 2012, we had 166 sales employees worldwide, located in China, France, Germany, Japan, Korea, the Netherlands, Singapore, Sweden, Taiwan, the United Kingdom and the United States. We also maintain sales representatives and agents in a number of countries, who supplement our direct sales force. We maintain a marketing staff that identifies customer requirements, assists in product planning and specifications, and focuses on future trends in semiconductor and other markets.

As semiconductor device manufacturers have become increasingly sensitive to the significant costs of system downtime, they have required that suppliers offer comprehensive local repair service and close customer support. Manufacturers require close support to enable them to repair, modify, upgrade and retrofit their equipment to improve yields and adapt new materials or processes. To meet these market requirements, we maintain internal worldwide sales and support organizations in nine countries and external third party worldwide sales and support organizations in six countries. Technical support is provided from offices in China, France,

Germany, Japan, Korea, Singapore, Taiwan, the United Kingdom and the United States. Repair and calibration services are provided at nineteen internal and four third party service depots located worldwide. We typically provide warranties from one to three years, depending upon the type of product, with the majority of our products ranging from one to two years.

Research and Development

Our products incorporate sophisticated technologies to power, measure, control and monitor increasingly complex gas-related semiconductor and other advanced manufacturing processes, thereby enhancing uptime, yield and throughput for our customers. Our products have continuously advanced as we strive to meet our customers’ evolving needs. We have developed, and continue to develop, new products to address industry trends, such as the shrinking of integrated circuit critical dimensions to 22 nanometers and below and, in the flat panel display and solar markets, the transition to larger substrate sizes, which require more advanced process control technology. In addition, we have developed, and continue to develop, products that support the migration to new classes of materials and ultra-thin layers, such as copper for low resistance conductors, high-k dielectric materials for capacitors and gates and low-k dielectric materials for low loss insulators that are used in small geometry manufacturing. We involve our marketing, engineering, manufacturing and sales personnel in the development of new products in order to reduce the time to market for new products. Our employees also work closely with our customers’ development personnel helping us to identify and define future technical needs on which to focus research and development efforts. We support research at academic institutions targeted at advances in materials science and semiconductor process development.

As of December 31, 2012, we had 377 research and development employees, primarily located in the United States. Our research and development expenses were $60.1 million, $61.0 million and $62.7 million for the years 2012, 2011 and 2010, respectively. Our research and development efforts include numerous projects, none of which are individually material, and generally have a duration of 3 to 30 months depending upon whether the product is an enhancement of existing technology or a new product. Our current initiatives include projects to enhance the performance characteristics of older products, to develop new products and to integrate various technologies into subsystems.

Manufacturing

Our primary manufacturing facilities are located primarily in the United States and China and also in Mexico, Germany, the United Kingdom and Israel. Manufacturing activities include the assembly and testing of components and subassemblies, which are integrated into our products. We outsource some of our subassembly work. We purchase a wide range of electronic, mechanical and electrical components, some of which are designed to our specifications. We consider our lean manufacturing techniques and responsiveness to customers’ significantly fluctuating product demands to be a competitive advantage. As of December 31, 2012, we had 1,451 manufacturing related employees located mostly in the United States and China.

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

We encounter substantial competition in most of our product lines, although no single competitor competes with us across all product lines. Certain of our competitors may have greater financial and other resources than us. In some cases, competitors are smaller than we are, but are well established in specific product niches. Hitachi and Horiba offer materials delivery products that compete with our product line of mass flow controllers. Nor-Cal Products, Inc. and VAT, Inc. offer products that compete with our vacuum components. Inficon offers products that compete with our vacuum measurement and gas analysis products. Brooks Automation and Inficon offer products that compete with our vacuum gauging products. Advanced Energy offers products that compete with our power delivery and reactive gas generator products.

Patents and Other Intellectual Property Rights

We rely on a combination of patent, copyright, trademark and trade secret laws and license agreements to establish and protect our proprietary rights. As of December 31, 2012, we owned 370 U.S. patents, 440 foreign patents and had 116 pending U.S. patent applications that expire at various dates through 2031. Foreign counterparts of certain of these applications have been filed or may be filed at the appropriate time.

We require each of our employees, including our executive officers, to enter into standard agreements pursuant to which the employee agrees to keep confidential all of our proprietary information and to assign to us all inventions while they are employed by us.

Employees

As of December 31, 2012, we employed 2,305 persons. We believe that our ongoing success depends upon our continued ability to attract and retain highly skilled employees for whom competition is intense. None of our employees are represented by a labor union or are party to a collective bargaining agreement. We believe that our employee relations are good.

Acquisition

On August 29, 2012, we completed our acquisition of Plasmart, Inc. (“Plasmart”) located in Daejeon, Korea. Plasmart develops radio frequency (RF), plasma generation and monitoring systems for the semiconductor, flat panel display, active matrix organic light emitting diodes and solar photovoltaic industries. The purchase price was $22.6 million, net of $0.1 of cash acquired, after final working capital post close adjustments.

Discontinued Operations

During 2010, we executed a plan to divest two product lines, as their growth potential no longer met our long-term strategic objectives. We completed the sale of Ion Systems, Inc. (“Ion”) during the second quarter of 2010 and the sale of the assets of the Yield Dynamics, LLC (“YDI”) business during the third quarter of 2010. The results of operations of these two product lines have been classified as discontinued operations in the consolidated statements of operations and comprehensive income for all periods presented.

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

Approximately 62%, 61% and 64% of our net sales for the years 2012, 2011 and 2010, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers, and we expect that sales to such customers will continue to account for a substantial portion of our sales. Our business depends upon the capital expenditures of semiconductor device manufacturers, which in turn depends upon the demand for semiconductors.

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

The cyclicality of the semiconductor market is demonstrated by the changes in sales to semiconductor capital equipment and device manufacturers in past years. For example, our sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers decreased by 20% and 8% in 2012 and 2011, respectively, compared to the prior year. However, in 2010, sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers increased by 167%. We cannot be certain of the timing or magnitude of future semiconductor industry downturns or recoveries. A decline in the level of orders as a result of any additional downturn or slowdown in the semiconductor capital equipment industry could have a material adverse effect on our business, financial condition and results of operations.

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

International sales accounted for approximately 49%, 52% and 43%, of net sales for the years 2012, 2011 and 2010, respectively, a substantial portion of which were sales to China, Japan, Korea and other Asian countries and we anticipate that international sales will continue to account for a significant portion of our net sales. In addition, certain of our key domestic customers derive a significant portion of their revenues from sales in international markets. Therefore, our sales and results of operations could be adversely affected by economic slowdowns affecting the global economy generally, as well as economic slow downs in particular regions, such as Asia or Europe, or specific countries such as Japan.

Our quarterly operating results have fluctuated, and are likely to continue to vary significantly, which may result in volatility in the market price of our Common Stock.

A substantial portion of our shipments occurs shortly after an order is received and therefore, we operate with a low level of backlog. As a result, a decrease in demand for our products from one or more customers could occur with limited advance notice and could have a material adverse effect on our results of operations in any particular period. A significant percentage of our expenses is relatively fixed and based in part on expectations of future net sales. The inability to adjust spending quickly enough to compensate for any shortfall would magnify the adverse impact of a shortfall in net sales on our results of operations. Factors that could cause fluctuations in our net sales include:

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

Our top ten customers accounted for approximately 42%, 41% and 45% of our net sales for the years 2012, 2011 and 2010, respectively. During the years 2012, 2011 and 2010, one customer, Applied Materials, accounted for approximately 14%, 14% and 16%, respectively, of our net sales. The loss of a major customer or any reduction in orders by these customers, including reductions due to market or competitive conditions, would likely have a material adverse effect on our business, financial condition and results of operations. None of our significant customers, including Applied Materials, has entered into an agreement requiring it to purchase any minimum quantity of our products. The demand for our products from our semiconductor capital equipment customers depends in part on orders received by them from their semiconductor device manufacturer customers.

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

We have made numerous acquisitions and, as a part of our business strategy, we may enter into additional business combinations and acquisitions. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations, technology and personnel of the acquired companies, the potential disruption of our ongoing business and distraction of management, possible internal control weaknesses of the acquired companies, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses. If we are not successful in completing acquisitions that we may pursue in the future, we may be required to reevaluate our growth strategy, and we may incur substantial expenses and devote significant management time and resources in seeking to complete proposed acquisitions that may not generate benefits for us.

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

As a result of our previous acquisitions, we have several different decentralized operating and accounting systems. We will need to continue to modify our accounting policies, internal controls, procedures and compliance programs to provide consistency across all of our operations. In order to increase efficiency and operating effectiveness and improve corporate visibility into our decentralized operations, we are currently implementing a worldwide Enterprise Resource Planning (“ERP”) system. We expect to continue to implement the ERP system in phases over the next few years. Any future implementations may risk potential disruption of our operations during the conversion periods and the implementations could require significantly more management time and higher implementation costs than currently estimated.

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

Manufacturing interruptions or delays could affect our ability to meet customer demand and lead to higher costs, while the failure to estimate customer demand accurately could result in excess or obsolete inventory.

Our business depends on its timely supply of equipment, services and related products that meet the rapidly changing technical and volume requirements of our customers, which depends in part on the timely delivery of parts, components and subassemblies (collectively, parts) from suppliers, including contract manufacturers. Cyclical industry conditions and the volatility of demand for manufacturing equipment increase capital, technical, operational and other risks for us and for companies throughout our supply chain. We may also experience significant interruptions of our manufacturing operations, delays in our ability to deliver products or services, increased costs or customer order cancellations as a result of:

•	volatility in the availability and cost of materials, including rare earth elements;

•	information technology or infrastructure failures; and

•

natural disasters or other events beyond our control (such as earthquakes, floods or storms, regional economic downturns, pandemics, social unrest, political instability, terrorism, or acts of war), particularly where we conduct manufacturing.

In addition, if we need to rapidly increase our business and manufacturing capacity to meet increases in demand or expedited shipment schedules, this may exacerbate any interruptions in our manufacturing operations and supply chain and the associated effect on our working capital. Moreover, if actual demand for our products is different than expected, we may purchase more/fewer parts than necessary or incur costs for canceling, postponing or expediting delivery of parts. If we purchase inventory in anticipation of customer demand that does not materialize, or if our customers reduce or delay orders, we may incur excess inventory charges. Any or all of these factors could materially and adversely affect our business, financial condition and results of operations.

A material amount of our assets represents goodwill and intangible assets, and our net income will be reduced if our goodwill or intangible assets become impaired.

As of December 31, 2012, our goodwill and intangible assets, net, represented approximately $162.3 million, or 14% of our total assets. Goodwill is generated in our acquisitions when the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets we acquire. Goodwill is subject to an impairment analysis at least annually based on the fair value of the reporting unit. Intangible assets, which relate primarily to the developed technologies, customer relationships, patents and trademarks and in-process research and development acquired by us as part of our acquisitions of other companies, are subject to an impairment analysis whenever events or changes in circumstances exist that indicate that the carrying value of the intangible asset might not be recoverable. We will continue to monitor and evaluate the carrying value of goodwill and intangible assets. If market and economic conditions or business performance deteriorate, the likelihood of the Company recording an impairment charge would increase, which could materially and adversely affect our results of operations.

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

We have significant international sales, service, engineering and manufacturing operations in Europe, Israel and Asia, and have outsourced a portion of our manufacturing and service to a subcontractor in Mexico. In the future, we may expand the level of manufacturing and certain other operations that we perform offshore in order to take advantage of cost efficiencies available to us in those countries. However, we may not achieve the significant cost savings or other benefits that we would anticipate from moving manufacturing and other operations to a lower cost region. These foreign operations expose us to operational and political risks that may harm our business, including:

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

In May 2012, an employee from the Company’s Shanghai, China subsidiary was arrested as part of a U.S. government investigation into violations of U.S. law, including providing false information to obtain U.S. export licenses for certain MKS pressure transducers. U.S. government authorities have made it clear that MKS is not a target of the investigation. MKS is cooperating with the government’s investigation. In addition, MKS conducted its own investigation into these matters. Although MKS has taken corrective human resources actions, has implemented additional export compliance procedures and is continuing to review and expand upon procedures, we cannot be certain these efforts will be sufficient to avoid similar situations. While MKS does not expect any of the alleged violations to have a material adverse effect upon its business, the disruption caused by this matter could adversely affect its Shanghai sales office. Additionally, the Company cannot be certain of the outcome of the governmental investigation, which could include the identification of other violations, fines, penalties, restrictions on export activities or other governmental actions.

Unfavorable currency exchange rate fluctuations may lead to lower operating margins or may cause us to raise prices, which could result in reduced sales.

Currency exchange rate fluctuations could have an adverse effect on our net sales and results of operations and we could experience losses with respect to our hedging activities. Unfavorable currency fluctuations could require us to increase prices to foreign customers, which could result in lower net sales by us to such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be adversely affected. In addition, most sales made by our foreign subsidiaries are denominated in the currency of the country in which these products are sold and the currency they receive in payment for such sales could be less valuable at the time of receipt as a result of exchange rate fluctuations. We enter into forward foreign exchange contracts to reduce currency exposure arising from intercompany sales of inventory. However, we cannot be certain that our efforts will be adequate to protect us against significant currency fluctuations or that such efforts will not expose us to additional exchange rate risks.

Changes in tax rates or tax regulation could affect results of operations.

As a global company, we are subject to taxation in the United States and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. Our future annual and quarterly effective tax rates could be affected by numerous factors, including changes in the: applicable tax laws; composition of pre-tax income in countries with differing tax rates; and/or valuation of our deferred tax assets and liabilities. In addition, we are subject to regular examination by the Internal Revenue Service, state, local and foreign tax authorities. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different from the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our financial condition and results of operations.

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

As of December 31, 2012, we owned 370 U.S. patents, 440 foreign patents and had 116 pending U.S. patent applications that expire at various dates through 2031. Although we seek to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we cannot be certain that:

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

Holders of our Common Stock are only entitled to receive such dividends when and if they are declared by our board of directors. Although we have declared cash dividends on our Common Stock for the past two years, we are not required to do so and may reduce or eliminate our cash dividend in the future. This could adversely affect the market price of our Common Stock.

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

We are subject to federal, state, local and foreign regulations, including environmental regulations and regulations relating to the design and operation of our products. We must ensure that the affected products meet a variety of standards, many of which vary across the countries in which our systems are used. For example, the

European Union has published directives specifically relating to power supplies. In addition, the European Union has issued directives relating to regulation of recycling and hazardous substances, which may be applicable to our products, or to which some customers may voluntarily elect to adhere to. China has adopted, and certain other Asian countries have indicated, an intention to adopt similar regulations. The U.S. adopted a final rule that will require public companies to make disclosures about the use of certain “conflict minerals” in the products they manufacture or contract to manufacture. We must comply with any applicable regulation adopted in connection with these types of directives in order to ship affected products into countries that adopt these types of regulations. We believe we are in compliance with current applicable regulations, directives and standards and have obtained all necessary permits, approvals and authorizations to conduct our business. However, compliance with future regulations, directives and standards, or customer demands beyond such requirements, could require us to modify or redesign certain systems, make capital expenditures or incur substantial costs. If we do not comply with current or future regulations, directives and standards:

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table provides information concerning MKS’ principal and certain other owned and leased facilities as of December 31, 2012:

Location	Sq. Ft.	Activity	Reportable Segment	Lease Expires
Akishima, Japan	26,300	Manufacturing, Customer Support and Service	Asia Region Sales & Service	September 11, 2018
Andover, Massachusetts	118,000	Manufacturing, Research & Development and Corporate Headquarters	Advanced Manufacturing Capital Equipment and Analytical Solutions Group	(1)
Austin, Texas	20,880	Manufacturing, Sales, Customer Support, Service and Research & Development	Advanced Manufacturing Capital Equipment and Analytical Solutions Group	June 30, 2015
Berlin, Germany	20,750	Manufacturing, Customer Support, Service and Research & Development	Advanced Manufacturing Capital Equipment	December 13, 2013
Boulder, Colorado	124,000	Manufacturing, Customer Support, Service and Research & Development	Advanced Manufacturing Capital Equipment	(2)
Carmiel, Israel	11,800	Manufacturing and Research & Development	Advanced Manufacturing Capital Equipment	(3)
Cheshire, United Kingdom	16,000	Manufacturing, Sales, Customer Support and Service	Analytical Solutions Group and Europe Region Sales & Service	November 6, 2018
Colorado Springs, Colorado	24,000	Research & Development	Advanced Manufacturing Capital Equipment	(4)
Daejeon, Korea	21,400	Manufacturing, Sales, Customer Support, Service and Research & Development	Advanced Manufacturing Capital Equipment	(5)
Filderstadt, Germany	9,300	Sales and Service	Europe Region Sales & Service	July 31, 2014
Hellebaek, Denmark	6,400	Manufacturing and Research & Development	Advanced Manufacturing Capital Equipment	December 31, 2013
Kyunggi, Korea	45,600	Sales, Customer Support and Service	Asia Region Sales & Service	(6)
Lawrence, Massachusetts	40,000	Manufacturing	Advanced Manufacturing Capital Equipment and Analytical Solutions Group	(4)
Lod, Israel	7,600	Customer Support and Research & Development	Advanced Manufacturing Capital Equipment	December 31, 2014
Methuen, Massachusetts	85,000	Manufacturing, Customer Support, Service and Research & Development	Advanced Manufacturing Capital Equipment and Analytical Solutions Group	(4)

Location	Sq. Ft.	Activity	Reportable Segment	Lease Expires
Munich, Germany	20,100	Manufacturing, Sales, Customer Support, Service and Research & Development	Europe Region Sales & Service	(7)
Nogales, Mexico	101,600	Manufacturing	Advanced Manufacturing Capital Equipment	August 31, 2022
Osaka, Japan	5,000	Sales, Customer Support and Service	Asia Region Sales & Service	August 31, 2013
Richardson, Texas	8,800	Sales, Customer Support and Service	Advanced Manufacturing Capital Equipment and Analytical Solutions Group	May 31, 2013
Rochester, New York	156,000	Manufacturing, Sales, Customer Support, Service and Research & Development	Advanced Manufacturing Capital Equipment	(4)
San Jose, California	20,400	Sales, Customer Support and Service	Advanced Manufacturing Capital Equipment and Analytical Solutions Group	January 31, 2018
Shanghai, China	18,700	Sales, Customer Support and Service	Asia Region Sales & Service	February 28, 2014
Shenzhen, China	242,000	Manufacturing	Advanced Manufacturing Capital Equipment	May 31, 2017
Shropshire, United Kingdom	25,000	Manufacturing	Analytical Solutions Group	June 23, 2022
Singapore	13,700	Sales, Customer Support and Service	Asia Region Sales & Service	November 30, 2015
Taiwan	24,900	Sales, Customer Support and Service	Asia Region Sales & Service	August 31, 2015
Tokyo, Japan	6,000	Sales and Customer Support	Asia Region Sales & Service	December 31, 2013
Umea, Sweden	7,000	Sales, Customer Support and Research & Development	Analytical Solutions Group	August 31, 2013
Wilmington, Massachusetts	118,000	Manufacturing, Sales, Customer Support, Service and Research & Development	Advanced Manufacturing Capital Equipment	(4)

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

(3)	This lease expired on December 31, 2012. A lease renewal is currently being negotiated.

(4)	This facility is owned by MKS.

(5)	MKS owns 18,100 square feet of space and leases 3,300 square feet of space with an expiration date of March 1, 2013.

(6)	MKS leases 36,500 square feet of space with an expiration date of May 2, 2020. MKS leases 9,100 square feet of space with an expiration date of January 31, 2014.

(7)	MKS owns 14,800 square feet of space and leases 1,600 square feet of space with an expiration date of August 31, 2013 and 2,400 square feet of space with an expiration date of December 31, 2013.

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

Price Range of Common Stock

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol MKSI. On February 19, 2013, the closing price of our Common Stock, as reported on the NASDAQ Global Select Market, was $28.34 per share. The following table sets forth for the periods indicated the high and low sales prices per share of our Common Stock as reported by the NASDAQ Global Select Market.

	2012		2011
	High	Low	High	Low
First Quarter	$34.99	$27.33	$33.68	$23.09
Second Quarter	29.75	23.93	33.85	23.37
Third Quarter	29.75	24.18	27.75	20.96
Fourth Quarter	25.87	22.45	28.89	20.01

On February 19, 2013, we had approximately 138 stockholders of record.

Dividend Policy and Cash Dividends

Holders of our Common Stock are entitled to receive dividends when and if they are declared by our board of directors. During 2012, our board of directors declared four quarterly dividends, two quarterly dividends of $0.15 per share and two quarterly dividends of $0.16 per share, which totaled $32.7 million or $0.62 per share. During 2011, our board of directors declared four quarterly dividends of $0.15 per share, which totaled $31.4 million or $0.60 per share. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of our board of directors. The board of directors intends to declare and pay cash dividends on our Common Stock based on the financial conditions and results of operations of the Company, although it has no obligation to do so.

On February 11, 2013, our board of directors declared a quarterly cash dividend of $0.16 per share to be paid on March 15, 2013 to shareholders of record as of March 1, 2013.

Purchase of Equity Shares

On July 25, 2011, our board of directors approved and on July 27, 2011, we publicly announced, a share repurchase program for the repurchase of up to an aggregate of $200 million of our outstanding Common Stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means (the “Program”). The timing and quantity of any shares repurchased will depend upon a variety of factors, including business conditions, stock market conditions and business development activities, including, but not limited to, merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice.

The following table sets forth certain information with respect to repurchases of our Common Stock during the three months ended December 31, 2012.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 – October 31, 2012	190,000	$23.55	190,000	$186,493,000
November 1 – November 30, 2012	—	—	—	$186,493,000
December 1 – December 31, 2012	—	—	—	$186,493,000

Total	190,000	$23.55	190,000

(1)	We have repurchased approximately 520,000 shares of our Common Stock pursuant to the Program since its adoption.

Comparative Stock Performance

The following graph compares the cumulative total shareholder return (assuming reinvestment of dividends) from investing $100 on December 31, 2007, and plotted at the last trading day of each of the fiscal years ended December 31, 2008, 2009, 2010, 2011 and 2012, in each of MKS’ Common Stock; an industry group index of semiconductor equipment/material manufacturers (the “Morningstar Semiconductor Equipment & Materials Industry Group”), compiled by Morningstar, Inc.; and the NASDAQ Market Index of companies. The stock price performance on the graph below is not necessarily indicative of future price performance. The Company’s Common Stock is listed on the NASDAQ Global Select Market under the ticker symbol “MKSI.”

Performance Graph

	2007	2008	2009	2010	2011	2012
MKS Instruments, Inc.	$100.00	$77.27	$90.91	$127.98	$148.70	$141.02
NASDAQ Market Index	$100.00	$60.02	$87.24	$103.08	$102.26	$120.41
Morningstar Semiconductor Equipment & Materials Industry Group	$100.00	$43.70	$73.37	$82.43	$73.65	$91.19

Item 6.	Selected Financial Data

Selected Consolidated Financial Data

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Statement of Operations Data
Net sales(1)	$643,508	$822,517	$853,114	$392,693	$621,380
Gross profit(1)	269,479	374,988	378,638	130,216	248,238
Income (loss) from operations(1)(2)	74,223	184,925	195,507	(171,661)	50,874
Income (loss) from continuing operations	48,029	129,731	132,919	(149,361)	40,010
Income (loss) from discontinued operations, net of taxes(3)	—	—	9,668	(63,298)	(9,893)
Net income (loss)(4)	$48,029	$129,731	$142,587	$(212,659)	$30,117
Basic income (loss) per share:
Continuing operations	$0.91	$2.49	$2.66	$(3.03)	$0.81
Net income (loss)	$0.91	$2.49	$2.85	$(4.31)	$0.61
Diluted income (loss) per share:
Continuing operations	$0.90	$2.45	$2.61	$(3.03)	$0.79
Net income (loss)	$0.90	$2.45	$2.80	$(4.31)	$0.59
Cash dividends paid per common share	$0.62	$0.60	$—	$—	$—
Balance Sheet Data
Cash and cash equivalents	$287,588	$312,916	$162,476	$111,009	$119,261
Short-term investments	327,653	252,603	269,457	160,786	159,608
Working capital	788,871	788,470	643,209	461,581	452,793
Long-term investments	12,158	7,873	—	4,853	—
Total assets	1,134,842	1,118,654	982,413	774,069	984,939
Short-term obligations	—	1,932	—	12,885	18,678
Long-term obligations, less current portion	—	—	—	—	396
Stockholders’ equity	$1,012,156	$990,012	$847,039	$684,933	$886,698

(1)	For the years 2008 through 2009, shown in the table above, the amounts have been revised to exclude the results of two product lines that have been classified as discontinued operations.

(2)

Income from operations for 2012 includes $5.3 million for litigation settlement and $1.3 million of acquisition related costs from our acquisition of Plasmart, Inc. in August 2012. Loss from operations for 2009 includes an impairment charge of $143.0 million related to the write-down of goodwill, intangible, and long-lived assets and $5.5 million of restructuring charges.

(3)

Income from discontinued operations, net of taxes for 2010 includes a $4.4 million gain on the sale of the two discontinued product lines. Loss from discontinued operations, net of taxes for 2009 includes charges related to the discontinued product lines of $53.8 million for the goodwill impairment and $7.3 million for the intangible assets impairment.

(4)

Net income for 2012 includes charges, net of tax, of $3.3 million for litigation settlement and $0.8 million of acquisition related costs. Net loss for 2009 includes charges, net of tax, of $202.7 million related to the write-down of goodwill, intangible and long-lived assets and $3.6 million of restructuring charges. Net income for 2008 includes an impairment charge of $3.8 million, net of tax, related to the write-down of intangible assets.

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

Our products are derived from our core competencies in pressure measurement and control, materials delivery, gas composition analysis, control and information technology, power and reactive gas generation and vacuum technology. Our products are used in diverse markets, applications and processes. Our primary service markets are manufacturers of capital equipment for semiconductor devices, and for other thin film applications including flat panel displays, solar cells and light emitting diodes (“LEDs”), data storage media and other advanced coatings. We also leverage our technology into other markets with advanced manufacturing applications including medical equipment, pharmaceutical manufacturing, energy generation and environmental monitoring.

We have a diverse base of customers that includes manufacturers of semiconductor capital equipment and semiconductor devices, thin film capital equipment used in the manufacture of flat panel displays, LEDs, solar cells, data storage media and other coating applications; and other industrial, medical, energy generation, environmental monitoring and manufacturing companies, and university, government and industrial research laboratories. During the years 2012, 2011 and 2010, approximately 62%, 61% and 64% of our net sales, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers. We expect that sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers will continue to account for a substantial portion of our sales.

Effective in the second quarter of fiscal 2012, we changed our reporting segments from one to four segments based upon the information that is provided to the Company’s chief operating decision maker. The Company’s new reportable segments are: Advanced Manufacturing Capital Equipment, Analytical Solutions Group, Europe Region Sales & Service, and Asia Region Sales & Service.

The Advanced Manufacturing Capital Equipment segment includes the development, manufacture, sales and servicing of instruments and control products, power and reactive gas products and vacuum products, all of which are utilized in semiconductor processing and other similar advanced manufacturing processes. Sales in this segment include both external sales and intercompany sales (which are recorded at agreed upon transfer prices). External sales of these products made in Europe or Asia are reported as sales in the Europe Region Sales & Service or Asia Region Sales & Service segments. The Analytical Solutions Group includes, gas composition analysis, information technology products and custom fabrication services. The Europe and Asia region sales and service groups mainly resell and service the Advanced Manufacturing Capital Equipment and Analytical Solutions Group products sold into their respective regions.

We group our products into four groups of similar products based upon similarity of product function. These four groups of products are: Instruments and Control Products, Power and Reactive Gas Products, Vacuum Products and Analytical Solutions Group Products.

Since the second quarter of 2012, we have seen a weakening in our orders and sales in the semiconductor markets as worldwide economic uncertainty and slowing consumer spending resulted in lower electronics demand and a slowing of investments in semiconductor production capacity. Net revenues to semiconductor capital equipment manufacture and semiconductor device manufacture customers declined by 20% in 2012 compared to 2011 and declined by 8% in 2011 compared to 2010, after growing by 167% in 2010 compared to 2009. The semiconductor capital equipment industry is subject to rapid demand shifts, which are difficult to predict, and we are uncertain as to the timing or extent of future demand or any future weakness in the semiconductor capital equipment industry.

Our net revenues sold to other advanced markets, which exclude semiconductor capital equipment and semiconductor device product applications, decreased 24% in 2012 compared to the prior year. This decline was primarily caused by decreases in the solar and LED markets, which in total declined by 63%, as manufacturers are absorbing existing inventories from 2010 and 2011. Our net revenues to all other non-semiconductor markets (excluding solar and LED) declined by 7% in 2012 compared to the prior year. These advanced markets include general industrial, medical, solar, thin films, pharmaceutical and other markets. Approximately 38% of our net sales for 2012 were to other advanced markets and we anticipate that these markets will grow and will represent a larger portion of our revenue.

A significant portion of our net sales is to operations in international markets. During the years 2012, 2011 and 2010, international net sales accounted for approximately 49%, 52% and 43% of our net sales, respectively. A significant portion of our international net sales were sales in Japan and Korea. We expect that international net sales will continue to represent a significant percentage of our total net sales.

On August 29, 2012, we completed our acquisition of Plasmart, Inc. located in Daejeon, Korea. Plasmart develops radio frequency (RF), plasma generation and monitoring systems for the semiconductor, flat panel display, active matrix organic light emitting diodes and solar photovoltaic industries. The purchase price was $22.6 million, net of $0.1 of cash acquired, after final working capital post close adjustments.

During 2010, we executed a plan to divest two product lines, as their growth potential no longer met our long-term strategic objectives. We completed the sale of Ion Systems, Inc. (“Ion”) during the second quarter of 2010 and the sale of the assets of the Yield Dynamics, LLC (“YDI”) business during the third quarter of 2010 and received total net proceeds of $15.6 million. The results of operations of the two product lines have been classified as discontinued operations in the consolidated statements of operations and comprehensive income for all periods presented.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, inventory, warranty costs, stock-based compensation expense, intangible assets, goodwill and other long-lived assets, in-process research and development and income taxes. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the most significant judgments, assumptions and estimates we use in preparing our consolidated financial statements:

Revenue Recognition and Allowance for Doubtful Accounts.    Revenue from product sales is recorded upon transfer of title and risk of loss to the customer provided that there is evidence of an arrangement, the sales price is fixed or determinable, and collection of the related receivable is reasonably assured. In most transactions, we have no obligations to our customers after the date products are shipped other than pursuant to warranty obligations. For revenue arrangements with multiple deliverables, we allocate revenue to each element based upon their relative selling price using vendor-specific objective evidence (“VSOE”), or third-party evidence (“TPE”) or based upon the relative selling price using estimated prices if VSOE or TPE does not exist. We then recognize revenue on each deliverable in accordance with our policies for product and service revenue recognition. We defer the fair value of any undelivered elements until the undelivered element is delivered. Fair value is the price charged when the element is sold separately. Shipping and handling fees billed to customers, if any, are recognized as revenue. The related shipping and handling costs are recognized in cost of sales.

We monitor and track the amount of product returns, provide for sales return allowances and reduce revenue at the time of shipment for the estimated amount of such future returns, based on historical experience. While product returns have historically been within our expectations and the provisions established, there is no assurance that we will continue to experience the same return rates that we have in the past. Any significant increase in product return rates could have a material adverse impact on our operating results for the period or periods in which such returns materialize.

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

Inventory.    We value our inventory at the lower of cost (first-in, first-out method) or market. We regularly review inventory quantities on hand and record a provision to write-down excess and obsolete inventory to its estimated net realizable value, if less than cost, based primarily on our estimated forecast of product demand. Once our inventory value is written-down and a new cost basis has been established, the inventory value is not increased due to demand increases. Demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases as a result of supply shortages or a decrease in the cost of inventory purchases as a result of volume discounts, while a significant decrease in demand could result in an increase in the charges for excess inventory quantities on hand. In addition, our industry is subject to technological change, new product development and product technological obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results. For 2012, 2011 and 2010, our total charges for excess and obsolete inventory totaled $15.0 million, $14.9 million and $13.2 million, respectively.

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

We typically issue restricted stock units (“RSUs”) as stock-based compensation. We also provide employees the opportunity to purchase shares through an Employee Stock Purchase Program (“ESPP”). For RSUs, the fair value is the stock price on the date of grant. For shares issued under our ESPP, we have estimated the fair value on the date of grant using the Black Scholes pricing model, which is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, expected life, risk free interest rate and expected dividends. Management determined that blended volatility, a combination of historical and implied volatility, is more reflective of market conditions and a better indicator of expected volatility than historical or implied volatility alone. We are also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

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

We have elected to perform our annual goodwill impairment test as of October 31 of each year, or more often if events or circumstances indicate that there may be impairment. Goodwill is the amount by which the cost of acquired net assets exceeded the fair value of those net assets on the date of acquisition. We allocate goodwill to reporting units at the time of acquisition or when there is a change in the reporting structure and bases that allocation on which reporting units will benefit from the acquired assets and liabilities. Reporting units are defined as operating segments or one level below an operating segment, referred to as a component.

We have the option of first assessing qualitative factors to determine whether it is necessary to perform the current two-step impairment test or we can perform the two-step impairment test without doing the qualitative assessment. In the current fiscal year, we performed the quantitative two-step goodwill impairment analysis. In the first step, we compare the fair value of our reporting unit to its carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of our reporting unit, then the second step of the impairment test is performed in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of our reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference.

We determined the fair value of our reporting units using a discounted cash flow analysis, derived from internal earnings and internal and external market forecasts. Discount rates are based on a weighted average cost of capital (“WACC”), which represents the average rate a business must pay its providers of debt and equity. The WACC used to test goodwill was derived from a group of comparable companies. The cash flows employed in the DCF analysis were derived from internal earnings and forecasts and external market forecast. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. We make every effort to forecast these future cash flows as accurately as possible with the information available at the time the forecast is developed.

As of October 31, 2012, we performed our annual impairment assessment of goodwill using the two-step analysis and determined that there was no impairment. We will continue to monitor and evaluate the carrying value of goodwill. If market and economic conditions or business performance deteriorate, this could increase the likelihood of us recording an impairment charge.

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

Income Taxes.    We evaluate the realizability of our net deferred tax assets and assess the need for a valuation allowance on a quarterly basis. The future benefit to be derived from our deferred tax assets is dependent upon our ability to generate sufficient future taxable income to realize the assets. We record a valuation allowance to reduce our net deferred tax assets to the amount that may be more likely than not to be realized. To the extent we established a valuation allowance an expense is recorded within the provision for income taxes line in the consolidated statements of operations and comprehensive income. In future periods, if we were to determine that it was more likely than not that we would not be able to realize the recorded amount of our remaining net deferred tax assets, an adjustment to the valuation allowance would be recorded as an increase to income tax expense in the period such determination was made.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total net sales of certain line items included in our consolidated statements of operations and comprehensive income data:

	Years Ended December 31,
	2012	2011	2010
Net revenues:
Product	83.4%	87.4%	89.5%
Service	16.6	12.6	10.5

Total net revenues	100.0%	100.0%	100.0%
Cost of revenues:
Product	48.2	47.1	49.4
Service	9.9	7.3	6.2

Total cost of revenues	58.1%	54.4%	55.6%

Gross profit	41.9%	45.6%	44.4%
Research and development	9.3	7.4	7.3
Selling, general and administrative	19.8	15.6	14.1
Litigation	0.8	—	—
Completed acquisition costs	0.2	—	—
Restructuring	0.1	—	—
Amortization of acquired intangible assets	0.1	0.1	0.2
Gain on sale of asset	—	—	(0.1)

Income from operations	11.6%	22.5%	22.9%
Interest income, net	0.1	0.1	0.1

Income from continuing operations before income taxes	11.7%	22.6%	23.0%
Provision for income taxes	4.2	6.8	7.4

Income from continuing operations	7.5%	15.8%	15.6%
Income from discontinued operations, net of taxes	—	—	1.1

Net income	7.5%	15.8%	16.7%

Year Ended 2012 Compared to 2011 and 2010

Net Revenues

	Years Ended December 31,			% Change in 2012	% Change in 2011
(Dollars in millions)	2012	2011	2010
Product	$536.8	$719.0	$763.4	(25.3)%	(5.8)%
Service	106.7	103.5	89.7	3.1	15.4

Total net revenues	$643.5	$822.5	$853.1	(21.8)%	(3.6)%

Product revenues decreased $182.2 million during 2012 compared to the prior year. Product revenues related to our semiconductor capital equipment manufacturer and semiconductor device manufacturer customers decreased by $101.3 million, or 23.3%, as we believe that slowing consumer spending resulted in lower electronics demand, rising chip inventories and a slowing of investment in semiconductor production capacity. Our product revenues for other advanced markets, which exclude semiconductor capital equipment and semiconductor device product applications, decreased by $80.9 million, or 28.4%. We saw a significant decrease in the solar and LED markets, which in total decreased by 63.4%, as end market customers continued to utilize existing product shipments from 2010 and 2011.

Product revenues decreased $44.4 million during 2011 compared to the prior year. Product revenues related to our semiconductor capital equipment manufacturer and semiconductor device manufacturer customers decreased by $51.6 million, or 10.6%, as we believe that slowing consumer spending has resulted in lower electronics demand, rising chip inventories and a slowing of investment in semiconductor production capacity. Our product revenues for other advanced markets, which exclude semiconductor capital equipment and semiconductor device product applications, increased by $7.2 million, or 2.6%. We saw an increase in our solar and general industrial markets, offset by decreases in film, LED, medical and other markets. Our domestic product revenues decreased by $93.2 million, or 20.7%, mainly due to a high concentration of sales to the semiconductor markets. Our international markets increased by $48.8 million, or 15.6%, mainly due to sales in China, which increased by $36.7 million. This increase was mainly due to product revenues from a thin film solar customer in China.

Service revenues consisted mainly of fees for services related to the maintenance and repair of our products, software maintenance, installation services and training. Service revenues increased $3.2 million during 2012 compared to the prior year. The increase related primarily to our foreign locations where we have made investments in our service organizations. Service revenues increased $13.8 million during 2011 compared to 2010 as a result of a larger installed base of products and due to our continued investment in 2011 to grow our worldwide service business.

Total international net revenues, including product and service, were $316.6 million for 2012 or 49.2% of net sales, compared to $431.4 million for 2011, or 52.5% of net sales, and $369.0 million, or 43.2% of net sales, for 2010.

The following table sets forth our net revenues by reportable segment:

Net Revenues

	Years Ended December 31,			% Change in 2012	% Change in 2011
(Dollars in millions)	2012	2011	2010
Advanced Manufacturing Capital Equipment	$479.8	$647.9	$712.7	(26.0)%	(9.1)%
Analytical Solutions Group	62.8	61.3	52.9	2.4	15.9
Europe Region Sales & Service	51.4	75.3	70.2	(31.6)	7.3
Asia Region Sales & Service	229.7	305.4	274.9	(24.8)	11.1
Corporate, Eliminations and Other	(180.2)	(267.4)	(257.6)	32.6	(3.8)

Total net revenues	$643.5	$822.5	$853.1	(21.8)%	(3.6)%

Net revenues for the Advanced Manufacturing Capital Equipment segment, the Europe Region Sales & Service segment and the Asia Region Sales & Service segment decreased by 26.0%, 31.6% and 24.8%, respectively, for 2012, compared to 2011. This was primarily caused by the decrease in our semiconductor capital equipment manufacturer and semiconductor device manufacturer customers which decreased 23.3% in the same period as noted above. The majority of our sales in these three reportable segments are sold to the semiconductor capital equipment and semiconductor device manufacturers. In addition, the decrease in the Europe Region Sales & Service segment was also impacted by a decrease related to the solar market.

Net revenues for the Advanced Manufacturing Capital Equipment segment decreased by 9.1% for 2011, compared to 2010. This was also primarily caused by the decrease in sales to our semiconductor capital equipment manufacturer and semiconductor device manufacturer customers, which decreased 10.6% in the same period as noted above.

Net revenues for the Europe Region Sales & Service segment and the Asia Region Sales & Service segment increased by 7.3% and 11.1%, respectively, for 2011 compared to 2010. The increase in the Europe Region Sales & Service segment was mainly due to an increase in our other advanced markets and primarily from one customer in our coating/thin film market. The increase in the Asia Region Sales & Service segment was mainly due to an increase in our other advanced markets, primarily in our solar market. Both of the increases in the Europe and Asia Region Sales & Service segments were partially offset by minor decreases in our semiconductor markets in these segments in 2011.

Net revenues for the Analytical Solutions Group segment increased by 2.4% and 15.9% in 2012 and 2011, respectively, compared to the same periods in the prior years. This segment sells more to our other advanced markets rather than to our semiconductor market, and therefore, was not impacted as directly by the decrease in the semiconductor market in 2012 and 2011 as the other segments were. While we have seen a decrease in other advanced markets in 2012 and an increase in other advanced markets in 2011, the overall increases in 2012 and 2011 are primarily attributed to increases in sales in our general and industrial markets, which increased by 7.3% in 2012 and 94.3% in 2011, compared to the same periods in the prior years.

The following is gross profit as a percentage of net revenues by product and service:

Gross Profit

	Years Ended December 31,			% Points Change in 2012	% Points Change in 2011
(As a percentage of net revenues)	2012	2011	2010
Product	42.2%	46.1%	44.8%	(3.9)	1.3
Service	40.5	42.0	41.2	(1.5)	0.8

Total gross profit percentage	41.9%	45.6%	44.4%	(3.7)	1.2

Gross profit on product revenues decreased by 3.9 percentage points during 2012 compared to the prior year. The decrease was mainly due to a decrease of 3.7 percentage points due to unfavorable product revenue volume and overhead absorption from lower production and 0.3 percentage points due to higher excess and obsolete inventory charges. These decreases were partially offset by an increase of 0.2 percentage points due to lower compensation related expenses.

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

Cost of service revenues consists primarily of costs for providing services for repair and training which includes salaries and related expenses and other overhead costs. Service gross profit for 2012 decreased by 1.5 percentage points compared to the prior year. The decrease was mainly attributed to a decrease of 3.6 percentage points due to higher overhead spending. This decrease was partially offset by an increase of 1.9 percentage points due to favorable product mix and an increase of 0.5 percentage points due to favorable revenue volume. Service gross profit for 2011 increased 0.8 percentage points compared to the same period for the prior year. Of this increase, 1.8 percentage points was due to favorable volume and 1.4 percentage points was due to favorable foreign exchange rate fluctuations. These increases were offset by 2.5 percentage points related to unfavorable mix.

The following is gross profit as a percentage of net revenues by reportable segment:

Gross Profit

	Years Ended December 31,			% Points Change in 2012	% Points Change in 2011
(As a percentage of net revenues)	2012	2011	2010
Advanced Manufacturing Capital Equipment	35.7%	40.7%	41.3%	(5.0)	(0.6)
Analytical Solutions Group	52.2	51.9	48.8	0.3	3.1
Europe Region Sales & Service	29.5	28.3	27.9	1.2	0.4
Asia Region Sales & Service	16.1	14.8	17.8	1.3	(3.0)
Corporate, Eliminations and Other	(7.4)	(4.8)	4.0	(2.6)	(8.8)

Total net revenues	41.9%	45.6%	44.4%	(3.7)	1.2

Gross profit for the Advanced Manufacturing Capital Equipment segment decreased 5.0 percentage points and 0.6 percentage points in 2012 and 2011, respectively, compared to the same periods in the prior year. The decrease of 5.0 percentage points in 2012 is primarily due to a decline in revenue volume. The decrease of 0.6 percentage points in 2011 is primarily due to a decline in revenue volume and higher excess and obsolete inventory charges, partially offset by favorable product mix.

Gross profit for the Analytical Solutions Group increased 0.3 percentage points and 3.1 percentage points in 2012 and 2011, respectively, compared to the same periods in the prior year. The slight increase of 0.3 percentage points in 2012 is primarily attributed to product mix, favorable revenue volume and lower warranty charges, partially offset by lower overhead spending. The increase of 3.1 percentage points in 2011 is primarily attributed to favorable revenue volume and favorable product mix.

Gross profit for the Europe Region Sales & Service segment increased 1.2 percentage points and 0.4 percentage points in 2012 and 2011, respectively, compared to the same periods in the prior year. The increase of 1.2 percentage points in 2012 is primarily related to favorable product mix, partially offset by a decline in revenue volume. The increase of 0.4 percentage points is primarily related to lower excess and obsolete inventory charges and favorable product mix, partially offset by higher overhead spending.

Gross profit for the Asia Region Sales & Service segment increased 1.3 percentage points and decreased 3.0 percentage points in 2012 and 2011, respectively, compared to the same periods in the prior year. The increase of 1.3 percentage points in 2012 is primarily related to favorable product mix, partially offset by lower revenue volume. The decrease of 3.0 percentage points in 2011 was primarily due to unfavorable product mix.

Research and Development

	Years Ended December 31,			% Change in 2012	% Change in 2011
(Dollars in millions)	2012	2011	2010
Research and development expenses	$60.1	$61.0	$62.7	(1.5)%	(2.6)%

Research and development expenses decreased $0.9 million during 2012 compared to the prior year. The decrease resulted from additional cost control measures including a decrease of $0.9 million in consulting costs and a $0.5 million decrease in project materials. These decreases are partially offset by a $0.4 million increase in patent related costs.

Research and development expenses decreased $1.7 million during 2011 compared to the prior year. The decrease consists mainly of a $1.1 million decrease in spending on project materials and a $0.6 million decrease in consulting costs, both of which were the result of cost control measures taken primarily in the second half of 2011.

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

Selling, General and Administrative

	Years Ended December 31,			% Change in 2012	% Change in 2011
(Dollars in millions)	2012	2011	2010
Selling, general and administrative expenses	$127.2	$128.0	$119.8	(0.6)%	6.8%

Selling, general and administrative expenses decreased $0.8 million during 2012 compared to the prior year. The decrease consists mainly of a $2.5 million favorable impact from foreign exchange fluctuations, a $0.5 million decrease in facilities related expenses, a $0.4 million decrease in recruiting and relocation expenses and a $0.3 million decrease in advertising and investor relations expenses. These decreases are partially offset by a $1.8 million increase in professional fees, primarily related to legal expenses, a $0.5 million increase in depreciation expense and a $0.5 million increase in bad debt expense.

Selling, general and administrative expenses increased $8.2 million during 2011 compared to the prior year. The increase consists primarily of a $4.6 million unfavorable impact from foreign exchange fluctuations, mainly related to changes in the Japanese Yen, and a $4.0 million increase in professional fees, primarily related to information technology projects.

Litigation

	Years Ended December 31,			% Change in 2012	% Change in 2011
(Dollars in millions)	2012	2011	2010
Litigation	$5.3	$—	$—	100.0%	0.0%

Litigation with shareholders of one of our former subsidiaries was settled for $5.3 million during the third quarter of 2012. The complaint alleged certain claims against us including breach of contract and implied covenants, and statutory violations. The claims sought unspecified damages and equitable relief. This litigation was long standing and we made the decision to reach a settlement primarily to eliminate future legal expenses related to the suit.

Completed Acquisition Costs

	Years Ended December 31,			% Change in 2012	% Change in 2011
(Dollars in millions)	2012	2011	2010
Completed acquisition costs	$1.3	$—	$—	100.0%	0.0%

We incurred $1.3 million of acquisition costs in 2012 related to our August 2012 acquisition of Plasmart. These costs consisted of investment banking fees, legal fees and due diligence costs.

Restructuring

	Years Ended December 31,			% Change in 2012	% Change in 2011
(Dollars in millions)	2012	2011	2010
Restructuring	$0.3	$—	$—	100.0%	0.0%

During the fourth quarter of 2012, we implemented a workforce reduction plan as a result of a continued slowdown in our business. We reduced our worldwide workforce by 84 people and recorded a restructuring charge of $0.3 million. This restructuring was substantially complete at December 31, 2012.

Amortization of Acquired Intangible Assets

	Years Ended December 31,			% Change in 2012	% Change in 2011
(Dollars in millions)	2012	2011	2010
Amortization of acquired intangible assets	$1.0	$1.0	$1.3	2.1%	(20.9)%

Amortization expense remained relatively flat during 2012 compared to the prior year. Increased amortization expense from our August 2012 Plasmart acquisition was offset by intangible assets that became fully amortized during the year. The decrease of $0.3 million from 2011 to 2010 was due to acquired intangible assets becoming fully amortized during the year.

Gain on Sale of Asset

	Years Ended December 31,			% Change in 2012	% Change in 2011
(Dollars in millions)	2012	2011	2010
Gain on sale of asset	$—	$—	$0.7	0.0%	(100.0)%

During 2010, we sold two vacated facilities for proceeds of $2.1 million and recorded a net gain of $0.7 million on the sale.

Interest Income, Net

	Years Ended December 31,			% Change in 2012	% Change in 2011
(Dollars in millions)	2012	2011	2010
Interest income, net	$0.9	$1.1	$0.9	(18.9)%	22.9%

Net interest income decreased $0.2 million during 2012 compared to the prior year, partially due to higher interest expense related to the acquisition of Plasmart, which had debt when we acquired them in August 2012. Net interest income increased $0.2 million during 2011 compared to the prior year due to an increase in investment balances and a change in the mix of the overall investment portfolio.

Provision for Income Taxes

	Years Ended December 31,			% Change in 2012	% Change in 2011
(Dollars in millions)	2012	2011	2010
Provision for income taxes	$27.1	$56.3	$63.5	(51.9)%	(11.3)%

The provision for income taxes in 2012, 2011 and 2010 are comprised of U.S. federal, state and foreign income taxes.

Our effective tax rate for the years 2012, 2011 and 2010 was 36.1%, 30.3% and 32.3%, respectively. The effective tax rate in 2012 and related tax provision is higher than the U.S. statutory tax rate primarily due to the expiration of certain tax incentives under U.S. tax law, and non-deductible acquisition costs that were offset in part by geographic mix of income and profits earned by our international subsidiaries being taxed at rates lower than the U.S. statutory tax rate. On January 2, 2013, the American Taxpayer Relief Act of 2012 reinstated certain tax incentives with retroactive application to January 1, 2012, the tax effect of which will be recognized as a discrete event in the first quarter of 2013. Had the extension been enacted prior to January 1, 2013, our effective tax rate would have been reduced by approximately 3%.

The effective tax rates in 2011 and 2010 and related tax provisions are lower than the U.S. statutory tax rate primarily due to geographic mix of income and profits earned by our international subsidiaries being taxed at rates lower than the U.S. statutory tax rate.

At December 31, 2012, our total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $40.7 million. At December 31, 2011, our total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $36.5 million. The net increase at December 31, 2012 from December 31, 2011 was primarily attributable to an increase in reserves for uncertain tax positions in 2012. As of December 31, 2012, if these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of $19.8 million, excluding interest and penalties, would impact our effective tax rate. We accrue interest expense and, if applicable, penalties, for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. At December 31, 2012, 2011 and 2010, we had accrued interest on unrecognized tax benefits of approximately $1.6 million, $1.0 million and $1.0 million, respectively.

Over the next 12 months it is reasonably possible that we may recognize $2.5 million to $3.1 million of previously unrecognized tax benefits related to various U.S. federal, state and foreign tax positions as a result of the conclusion of various audits and the expiration of statutes of limitations. We are subject to examination by federal, state and foreign tax authorities. During the quarter ended June 30, 2012, the Internal Revenue Service commenced an examination of our U.S. federal tax filings for tax years 2007 through 2009. The statute of limitations in our other tax jurisdictions remains open between fiscal years 2006 through present.

On a quarterly basis, we evaluate both positive and negative evidence that affect the realizability of net deferred tax assets and assess the need for a valuation allowance. The future benefit to be derived from our deferred tax assets is dependent upon our ability to generate sufficient future taxable income to realize the assets. During 2012, we increased our valuation allowance by $1.0 million primarily related to an increase in state tax credit carryforwards because we determined it is more likely than not that the deferred tax assets related to these attributes will not be realized. In 2011, we increased our valuation allowance by $1.2 million primarily related to capital losses incurred from our foreign affiliates because we determined it is more likely than not that the deferred tax assets related to these attributes will not be realized. In 2011, we recorded a net benefit to income tax expense of $2.1 million, excluding interest and penalties, due to discrete reserve releases primarily related to the effective settlement of a German tax audit for years 2001 through 2005.

During 2006, we received a notification letter from the Israeli Ministry of Industry Trade and Labor (“MITL”) indicating that our Israeli operations were in compliance with requirements relating to the tax holiday granted to our manufacturing operations in Israel in 2001. This tax holiday expired at December 31, 2011 and was subject to meeting continued investment, employment and other requirements under the guidelines of the MITL. This tax holiday resulted in income tax savings of approximately $1.0 million and $2.7 million for the years 2011 and 2010, respectively. Upon expiration of its tax holiday, the Company elected to be treated under a new preferential Israeli tax regime under which a tax rate of 10% applies for 2012, and is reduced to 7% for 2013.

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

Discontinued Operations

	Years Ended December 31,
(Dollars in millions)	2012	2011	2010
Income from discontinued operations, net of taxes	$—	$—	$9.7

During 2010, we divested two product lines as their growth potential no longer met our long-term strategic objectives. We completed the sale of Ion on May 17, 2010 and the sale of the assets of our YDI business on August 11, 2010 for a total of $15.6 million of net cash proceeds, after expenses, and recorded a $4.4 million pre-tax gain on the combined sales.

The two product lines have been accounted for as discontinued operations. Accordingly, their results of operations have been reclassified to discontinued operations in the consolidated statements of operations and comprehensive income for all periods presented. The assets and liabilities of these discontinued product lines have not been reclassified or segregated in the consolidated statements of cash flows due to their immaterial amounts.

Liquidity and Capital Resources

Cash, cash equivalents and short-term marketable investments totaled $615.2 million at December 31, 2012, an increase of $49.7 million compared to $565.5 million at December 31, 2011. This increase was mainly due to net cash provided by operating activities as a result of our net income and decreases in working capital, partially offset by net purchases of investments, dividend payments to our common stockholders, capital expenditures, the acquisition of Plasmart and repurchases of Common Stock. The primary driver in our current and anticipated future cash flows is and will continue to be cash generated from operations, consisting mainly of our net income and changes in operating assets and liabilities. In periods when our sales are growing, higher sales to customers will result in increased trade receivables, and inventories will generally increase as we build products for future sales. This may result in lower cash generated from operations. Conversely, in periods when our sales are declining, our trade accounts receivable and inventory balances will generally decrease, resulting in increased cash from operations.

Net cash provided by operating activities was $137.2 million for 2012 and resulted mainly from net income of $48.0 million, which included non-cash net charges of $42.5 million and a decrease in working capital of $44.0 million. The decrease in working capital consisted primarily of a decrease in trade accounts receivable of $38.3 million, a decrease in other current assets of $7.7 million and a decrease in inventory of $5.3 million. These decreases are partially offset by a decrease in accounts payable of $8.3 million. The decrease in accounts payable and accounts receivable was caused by a slowdown in our business in the fourth quarter of 2012 compared to the fourth quarter of 2011.

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

Net cash used in investing activities was $117.9 million for 2012 and resulted primarily from the net purchases of investments of $76.1 million, the acquisition of Plasmart of $22.6 million net of cash acquired and $17.7 million in purchases of production related equipment. Net cash used in investing activities was $6.1 million for 2011 and resulted primarily from the purchase of property and equipment of $15.6 million, partially offset by net maturities and sales of investments of $9.9 million. The $15.6 million increase in plant and equipment was primarily for the purchase of calibration and test equipment.

Net cash used in financing activities was $47.0 million for 2012 and consisted primarily of $32.7 million in dividend payments made to common stockholders, $11.5 million for the repurchase of Common Stock, and $6.5 million of net payments made on short-term borrowings. These decreases were partially offset by $2.1 million of excess tax benefit from stock-based compensation. Net cash provided by financing activities was $2.4 million for 2011 and consisted primarily of $28.5 million received in net proceeds related to employee stock awards, $5.3 million related to excess tax benefit from stock-based compensation and $1.9 million in net proceeds from short-term borrowings. These increases were partially offset by $31.4 million of dividend payments made to common stockholders and $2.0 million related to the repurchase of Common Stock.

Our Japanese subsidiary has lines of credit and short-term borrowing arrangements with two financial institutions, which generally expire and are renewed at three month intervals. These lines of credit provide for aggregate borrowings as of December 31, 2012 of up to an equivalent of $26.7 million U.S. dollars, with interest rates ranging from 0.63% - 1.475%. There were no borrowings outstanding under these arrangements at December 31, 2012. There were $1.9 million total borrowings outstanding under these arrangements at December 31, 2011.

We acquired an available line of credit with a financial institution in the August 2012 Plasmart acquisition. The available line of credit, which expires in 2014, provides for aggregate borrowings as of December 31 2012 of up to an equivalent of $1.4 million U.S. dollars, at an average interest rate of 5.19%. There were no borrowings outstanding under this arrangement at December 31, 2012.

We have provided financial guarantees for certain unsecured borrowings and have standby letters of credit, some of which do not have fixed expiration dates. At December 31, 2012, our maximum exposure as a result of these standby letters of credit and performance bonds was approximately $0.9 million.

On July 25, 2011, our board of directors approved a share repurchase program for the repurchase of up to an aggregate of $200 million of our Common Stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means. The timing and quantity of any shares repurchased will depend upon a variety of factors, including business conditions, stock market conditions and business development activities, including, but not limited to, merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice. During 2012, we repurchased approximately 434,000 shares of our Common Stock for $11.5 million at an average price of $26.46 per share. During 2011, we repurchased approximately 86,000 shares of our common stock for $2.0 million at an average price of $23.40 per share.

Holders of our Common Stock are entitled to receive dividends when they are declared by our board of directors. For the year ended December 31, 2012, we paid cash dividends of $32.7 million in aggregate, or $0.62 per share. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of our board of directors.

On February 11, 2013, our board of directors declared a quarterly cash dividend of $0.16 per share to be paid on March 15, 2013 to shareholders of record as of March 1, 2013.

Future payments due under debt, lease and purchase commitment obligations as of December 31, 2012 are as follows:

	Payment Due By Period
Contractual Obligations (In thousands)	Total	Less than 1 Year	1-3 years	3-5 years	After 5 years	Other(1)
Operating lease obligations	$26,461	$7,561	$9,722	$5,927	$3,251	$—
Purchase obligations(2)	125,378	116,398	8,977	3	—	—
Other long-term liabilities reflected on the Balance Sheet under U.S. GAAP(3)	43,375	—	39	—	19,703	23,633

Total	$195,214	$123,959	$18,738	$5,930	$22,954	$23,633

(1)	This balance relates to our reserve for uncertain tax positions.

(2)

As of December 31, 2012, we have entered into purchase commitments for certain inventory components and other equipment and services used in our normal operations. The majority of these purchase commitments covered by these arrangements are for periods of less than one year and aggregate to approximately $125.4 million.

(3)	The majority of this balance relates to reserve for uncertain tax positions and accrued compensation for certain executives related to supplemental retirement benefits.

We believe that our current cash and investments position and available borrowing capacity, together with the cash anticipated to be generated from operations, will be sufficient to satisfy our estimated working capital, planned capital expenditure requirements, and any future cash dividends declared by our board of directors or share repurchases through at least the next 12 months and the foreseeable future.

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

We hedge a portion of our forecasted foreign currency denominated intercompany sales of inventory, over a maximum period of eighteen months, using forward foreign exchange contracts accounted for as cash-flow hedges related to Japanese, South Korean, British and Euro currencies. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, and otherwise meet the hedge accounting criteria, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income in stockholders’ equity. These changes in fair value will subsequently be reclassified into earnings, as applicable, when the forecasted transaction occurs. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period it occurs. The cash flows resulting from forward exchange contracts are classified in the consolidated statements of cash flows as part of cash flows from operating activities. We do not enter into derivative instruments for trading or speculative purposes.

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

We had forward exchange contracts with notional amounts totaling $41.4 million outstanding at December 31, 2012 of which $19.4 million were outstanding to exchange Korean won to U.S. dollars. We had forward exchange contracts with notional amounts totaling $36.1 million outstanding at December 31, 2011 of which $18.7 million were outstanding to exchange Japanese yen for U.S. dollars.

As of December 31, 2012, the unrealized loss that will be reclassified from accumulated other comprehensive income to earnings over the next twelve months is immaterial. The ineffective portions of the derivatives are recorded in selling, general and administrative costs and were immaterial in 2012, 2011 and 2010.

We sometimes hedge certain intercompany and other payables with forward exchange contracts. Typically, as these derivatives hedge existing amounts that are denominated in foreign currencies, the derivatives do not qualify for hedge accounting. The foreign exchange gain or loss on these derivatives was $1.6 million in 2012, and was immaterial in 2011 and 2010.

Realized and unrealized gains and losses on forward exchange contracts that do not qualify for hedge accounting are recognized currently in earnings. The cash flows resulting from forward exchange contracts are classified in our consolidated statements of cash flows as part of cash flows from operating activities. We do not hold or issue derivative financial instruments for trading purposes.

Gains and losses on forward exchange contracts that qualify for hedge accounting are classified in selling, general and administrative expenses in 2012 and totaled a loss of $0.9 million. In 2011 and 2010, these gains and losses were classified in cost of products and totaled a gain of $4.0 million and loss of $1.0 million, respectively.

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

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) which eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments were effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The ASU required changes in presentation only. We adopted this new ASU in the first quarter of 2012, electing to present the components of other comprehensive income as one continuous statement. This new ASU did not have a material effect on our consolidated financial statements.

In May 2011, the FASB issued an ASU which applies to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. The amendments do not extend the use of fair value accounting, but provide guidance on how it should be applied where its use is already required or permitted by other standards within United States Generally Accepted Accounting Principles (“U.S. GAAP”). The amendments changed the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the ASU clarifies the FASB’s intent about the application of existing fair value measurements. The amendments in this ASU are to be applied prospectively. For public entities, the amendments were effective during interim and annual periods beginning after December 15, 2011. We adopted the new ASU in the first quarter of 2012. This new ASU did not have a material effect on our consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” This ASU is intended to enhance the understanding of the effects of netting arrangements on an entity’s financial statements, including financial instruments and derivative instruments that are either offset or subject to a master netting arrangement. The scope of this ASU includes derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities borrowing and lending arrangements. In January 2013, the FASB issued ASU No. 2013-01 “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” This standard provided additional guidance on the scope of ASU 2011-11. The provisions of this ASU are effective for interim and annual periods beginning on or after January 1, 2013. This new ASU is not expected to have a material effect on our consolidated financial statements.

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

We had forward exchange contracts with notional amounts totaling $41.4 million outstanding at December 31, 2012, of which $19.4 million were outstanding to exchange South Korean won to U.S. dollars. We had forward exchange contracts with notional amounts totaling $36.1 million outstanding at December 31, 2011, of which $18.7 million were outstanding to exchange Japanese yen for U.S. dollars. The potential fair value loss for a hypothetical 10% adverse change in the currency exchange rate on our forward exchange contracts at

December 31, 2012 and 2011 would be $6.8 million and $4.0 million, respectively. The potential losses in 2012 and 2011 were estimated by calculating the fair value of the forward exchange contracts at December 31, 2012 and 2011 and comparing that with those calculated using hypothetical forward currency exchange rates.

Interest Rate Risk

Due to its short-term duration, the fair value of our cash and investment portfolio at December 31, 2012 and 2011 approximated its carrying value. Interest rate risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for securities contained in the investment portfolio. The resulting hypothetical fair value was not materially different from the year-end carrying values.

From time to time, we have outstanding lines of credit and short-term borrowings with variable interest rates, primarily denominated in Japanese yen. There were no borrowings outstanding under these arrangements at December 31, 2012. There were $1.9 million total borrowings outstanding under these arrangements at December 31, 2011, at an average interest rate of 0.65%. Due to the short-term nature and amount of this short-term debt, a hypothetical change of 10% in interest rates would not have had a material effect on our near-term financial condition or results of operations.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders of

MKS Instruments, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of MKS Instruments, Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Plasmart, Inc. (“Plasmart”) from its assessment of internal control over financial reporting as of December 31, 2012 because Plasmart was acquired by the Company in a purchase business combination during 2012. We have also excluded Plasmart from our audit of internal control over financial reporting. Plasmart is a wholly-owned subsidiary whose total assets and total revenues represent approximately 2.5% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 26, 2013

MKS Instruments, Inc.

Consolidated Balance Sheets

	December 31,
	2012	2011
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$287,588	$312,916
Short-term investments	327,653	252,603
Trade accounts receivable, net of allowances of $2,879 and $2,516 at December 31, 2012 and 2011, respectively	82,060	120,894
Inventories	134,639	153,632
Deferred income taxes	8,194	10,618
Other current assets	28,048	34,238

Total current assets	868,182	884,901
Property, plant and equipment, net	80,516	72,487
Long-term investments	12,158	7,873
Goodwill	150,733	140,084
Intangible assets, net	11,561	1,043
Other assets	11,692	12,266

Total assets	$1,134,842	$1,118,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$1,932
Accounts payable	16,803	24,853
Accrued compensation	20,955	21,774
Income taxes payable	4,148	7,548
Other current liabilities	37,405	40,324

Total current liabilities	79,311	96,431
Other liabilities	43,375	32,211
Commitments and contingencies (Note 23)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, no par value, 200,000,000 shares authorized; 52,748,849 and 52,491,948 shares issued and outstanding at December 31, 2012 and 2011, respectively	113	113
Additional paid-in capital	718,005	707,419
Retained earnings	278,583	268,870
Accumulated other comprehensive income	15,455	13,610

Total stockholders’ equity	1,012,156	990,012

Total liabilities and stockholders’ equity	$1,134,842	$1,118,654

The accompanying notes are an integral part of the consolidated financial statements.

MKS Instruments, Inc.

Consolidated Statements of Operations and Comprehensive Income

	Years Ended December 31,
	2012	2011	2010
	(in thousands, except per share data)
Net Revenues:
Products	$536,774	$719,002	$763,452
Services	106,734	103,515	89,662

Total net revenues	643,508	822,517	853,114
Cost of revenues:
Cost of products	310,485	387,445	421,777
Cost of service	63,544	60,084	52,699

Total cost of revenues	374,029	447,529	474,476
Gross profit	269,479	374,988	378,638
Research and development	60,118	61,033	62,689
Selling, general and administrative	127,185	128,015	119,841
Litigation	5,316	—	—
Completed acquisition costs	1,258	—	—
Restructuring	343	—	—
Amortization of acquired intangible assets	1,036	1,015	1,283
Gain on sale of asset	—	—	(682)

Income from operations	74,223	184,925	195,507
Interest income	1,059	1,159	1,052
Interest expense	146	32	135

Income from continuing operations before income taxes	75,136	186,052	196,424
Provision for income taxes	27,107	56,321	63,505

Income from continuing operations	48,029	129,731	132,919
Income from discontinued operations, net of taxes	—	—	9,668

Net income	$48,029	$129,731	$142,587

Other comprehensive income:
Changes in value of financial instruments designated as cash flow hedges, net of tax expense (benefit)(1)	$150	$1,570	$(2,600)
Foreign currency translation adjustments, net of tax of $0 for 2012, 2011 and 2010	1,664	129	3,710
Unrealized gain on investments, net of tax expense(2)	31	133	28

Total comprehensive income	$49,874	$131,563	$143,725

Basic income per share:
Continuing operations	$0.91	$2.49	$2.66
Discontinued operations	—	—	0.19

Net income	$0.91	$2.49	$2.85

Diluted income per share:
Continuing operations	$0.90	$2.45	$2.61
Discontinued operations	—	—	0.19

Net income	$0.90	$2.45	$2.80

Cash dividends paid per common share	$0.62	$0.60	$—

Weighted average common shares outstanding:
Basic	52,686	52,169	50,077

Diluted	53,234	52,847	50,927

(1)	Tax expense (benefit) was $88, $937 and $(1,576) for the years ended December 31, 2012, 2011 and 2010, respectively.

(2)	Tax expense was $19, $79 and $17 for the years ended December 31, 2012, 2011, and 2010, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

MKS Instruments, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2009	49,514,941	$113	$645,411	$28,769	$10,640	$684,933
Net issuance under stock-based plans	1,133,660		6,524			6,524
Stock-based compensation			10,604			10,604
Tax effect from stock-based plans			1,253			1,253
Comprehensive income (net of tax):
Net income				142,587		142,587
Other comprehensive income					1,138	1,138

Balance at December 31, 2010	50,648,601	$113	$663,792	$171,356	$11,778	$847,039
Net issuance under stock-based plans	1,929,135		28,546			28,546
Stock-based compensation			11,225			11,225
Tax effect from stock-based plans			5,019			5,019
Stock repurchase	(85,788)		(1,163)	(844)		(2,007)
Cash dividend				(31,373)		(31,373)
Comprehensive income (net of tax):
Net income				129,731		129,731
Other comprehensive income					1,832	1,832

Balance at December 31, 2011	52,491,948	$113	$707,419	$268,870	$13,610	$990,012
Net issuance under stock-based plans	691,501		1,564			1,564
Stock-based compensation			13,031			13,031
Tax effect from stock-based plans			1,862			1,862
Stock repurchase	(434,600)		(5,871)	(5,630)		(11,501)
Cash dividend				(32,686)		(32,686)
Comprehensive income (net of tax):
Net income				48,029		48,029
Other comprehensive income					1,845	1,845

Balance at December 31, 2012	52,748,849	$113	$718,005	$278,583	$15,455	$1,012,156

The accompanying notes are an integral part of the consolidated financial statements.

MKS Instruments, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income	$48,029	$129,731	$142,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,442	12,980	13,823
Stock-based compensation	13,031	11,225	10,604
Provision for excess and obsolete inventory	15,028	14,857	13,230
Gain on disposal of discontinued operations	—	—	(4,432)
Deferred income taxes	3,819	7,549	10,097
Excess tax benefits from stock-based compensation	(2,105)	(5,338)	(2,112)
Other	929	567	(560)
Changes in operating assets and liabilities:
Trade accounts receivable	38,288	17,923	(42,540)
Inventories	5,341	(11,697)	(52,467)
Income taxes	(3,126)	(5,345)	22,796
Other current assets	7,689	(7,674)	296
Accrued compensation and other liabilities	4,083	2,904	40,928
Accounts payable	(8,281)	(11,646)	11,220

Net cash provided by operating activities	137,167	156,036	163,470

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(22,607)	—	—
Purchases of investments	(435,961)	(475,777)	(410,551)
Maturities of investments	313,298	385,613	188,819
Sales of investments	46,559	100,094	117,679
Purchases of property, plant and equipment	(17,705)	(15,567)	(15,819)
Proceeds from sale of assets	50	7	2,318
Net proceeds from sale of discontinued operations	—	—	15,582
Other	(1,501)	(448)	(3,651)

Net cash used in investing activities	(117,867)	(6,078)	(105,623)

Cash flows from financing activities:
Proceeds from short-term borrowings	2,896	41,802	119,209
Payments on short-term borrowings	(9,348)	(39,915)	(132,872)
Repurchases of Common Stock	(11,501)	(2,007)	—
Net proceeds related to employee stock awards	1,564	28,546	6,524
Dividend payments	(32,686)	(31,373)	—
Excess tax benefit from stock-based compensation	2,105	5,338	2,112

Net cash (used in) provided by financing activities	(46,970)	2,391	(5,027)

Effect of exchange rate changes on cash and cash equivalents	2,342	(1,909)	(1,353)

(Decrease) increase in cash and cash equivalents	(25,328)	150,440	51,467
Cash and cash equivalents at beginning of year	312,916	162,476	111,009

Cash and cash equivalents at end of year	$287,588	$312,916	$162,476

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$212	$144	$78
Income taxes	$18,033	$52,561	$47,446

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1)	Business Description

MKS Instruments, Inc. (“MKS” or the “Company”) was founded in 1961 and is a global provider of instruments, subsystems and process control solutions that measure, control, power, monitor and analyze critical parameters of advanced manufacturing processes to improve process performance and productivity of advanced manufacturing processes. MKS groups its products into four product groups based upon the similarity of the product function, type of product and manufacturing processes. These four groups of products are: Instruments and Control Products, Power and Reactive Gas Products, Vacuum Products and Analytical Solutions Group Products. MKS’ products are derived from its core competencies in pressure measurement and control, materials delivery, gas composition analysis, control and information technology, power and reactive gas generation and vacuum technology.

Effective in the second quarter of fiscal 2012, the Company changed its reporting segments from one to four segments based upon the information that is provided to the Company’s chief operating decision maker. The Company’s new reportable segments are: Advanced Manufacturing Capital Equipment, Analytical Solutions Group, Europe Region Sales & Service, and Asia Region Sales & Service.

2)	Basis of Presentation

The consolidated financial statements include the accounts of MKS Instruments, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition and allowance for doubtful accounts, inventory, warranty costs, stock-based compensation, intangible assets, goodwill, other long-lived assets, in process research and development and other acquisition expenses and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

3)	Summary of Significant Accounting Policies

Revenue Recognition and Accounts Receivable Allowances

Revenue from product sales is recorded upon transfer of title and risk of loss to the customer provided that there is evidence of an arrangement, the sales price is fixed or determinable, and collection of the related receivable is reasonably assured. In most transactions, the Company has no obligations to customers after the date products are shipped other than pursuant to warranty obligations. In some instances, the Company provides installation, training, support and services to customers after the product has been shipped. For revenue arrangements with multiple deliverables, the Company allocates revenue to each element based upon their relative selling price using vendor-specific objective evidence (“VSOE”), or third-party evidence (“TPE”) or

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

based upon the relative selling price using estimated prices if VSOE or TPE does not exist. The Company then recognizes revenue on each deliverable in accordance with its policies for product and service revenue recognition. The Company provides for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. Shipping and handling fees, if any, billed to customers are recognized as revenue. The related shipping and handling costs are recognized in cost of sales. Accounts receivable allowances include sales returns and bad debt allowances. The Company monitors and tracks the amount of product returns and reduces revenue at the time of shipment for the estimated amount of such future returns, based on historical experience. The Company makes estimates evaluating its allowance for doubtful accounts. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any specific customer collection issues that it has identified.

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

Advertising Costs

Advertising costs are expensed as incurred and were immaterial in 2012, 2011 and 2010.

Stock-Based Compensation

The accounting for share-based compensation expense requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. For restricted stock units (“RSUs”), the fair value is the fair value on the date of grant. The Company also provides employees the opportunity to purchase shares through an Employee Stock Purchase Plan (“ESPP”). For shares issued under its ESPP, the Company has estimated the fair value on the date of grant using the Black Scholes pricing model, which is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, expected life, risk free interest rate and expected dividends. The Company is also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

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

Net Income Per Share

Basic net income per share is based on the weighted average number of common shares outstanding, and diluted net income per share is based on the weighted average number of common shares outstanding and all potential dilutive common equivalent shares outstanding. The dilutive effect of options is determined under the treasury stock method using the average market price for the period. Common equivalent shares are included in the per share calculations when the effect of their inclusion would be dilutive.

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

The Company had one customer comprising 14%, 14% and 16% of net sales for 2012, 2011 and 2010, respectively and another customer comprising 10%, 7% and 9% of net sales for 2012, 2011 and 2010. During the years 2012, 2011 and 2010, approximately 62%, 61% and 64% of the Company’s net sales, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers. There was one customer comprising 10% or more of the Company’s accounts receivable balance as of December 31, 2012.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

Inventories

Inventories are stated at the lower of cost or market, cost being determined using a standard costing system which approximates cost based on a first-in, first-out method. The Company regularly reviews inventory quantities on hand and records a provision to write-down excess and obsolete inventory to its estimated net realizable value, if less than cost, based primarily on its estimated forecast of product demand.

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

Intangible Assets

Intangible assets resulting from the acquisitions of businesses are estimated by management based on the fair value of assets acquired. These include acquired customer lists, technology, patents, trade names, covenants not to compete and IPR&D. Intangible assets are amortized from two to ten years on a straight-line basis which represents the estimated periods of benefit and the expected pattern of consumption.

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

The Company has the option of either assessing qualitative factors to determine whether it is necessary to perform the current two-step impairment test or performing the two-step impairment test without doing the qualitative assessment. In the current fiscal year, the Company performed the quantitative two-step goodwill impairment analysis. In the first step, the Company compares the fair value of its reporting unit to its carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of our reporting unit, then the second step of the impairment test is performed in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of the Company’s reporting unit’s goodwill exceeds its implied fair value, then the Company records an impairment loss equal to the difference.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

The Company determined the fair value of its reporting units using a discounted cash flow analysis, derived from internal earnings and internal and external market forecasts. Discount rates are based on a weighted average cost of capital (“WACC”), which represents the average rate a business must pay its providers of debt and equity. The WACC used to test goodwill was derived from a group of comparable companies. The cash flows employed in the DCF analysis were derived from internal earnings and forecasts and external market forecast. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. The Company makes every effort to forecast these future cash flows as accurately as possible with the information available at the time the forecast is developed.

As of October 31, 2012, the Company performed its annual impairment assessment of goodwill using the two-step analysis and determined that there was no impairment.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. This periodic review may result in an adjustment of estimated depreciable lives or asset impairment. When indicators of impairment are present, the carrying values of the asset are evaluated in relation to their operating performance and future undiscounted cash flows of the underlying business. If the future undiscounted cash flows are less than their carrying value, impairment exists. The impairment is measured as the difference between the carrying value and the fair value of the underlying asset. Fair values are based on estimates of market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

Foreign Exchange

The functional currency of the majority of the Company’s foreign subsidiaries is the applicable local currency. For those subsidiaries, assets and liabilities are translated to U.S. dollars at year-end exchange rates. Income and expense accounts are translated at the average exchange rates prevailing during the year. The resulting translation adjustments are included in accumulated other comprehensive income in consolidated stockholders’ equity. Foreign exchange transaction gains and losses, which arise from transaction activity, are reflected in selling, general and administrative expenses in the statement of operations. Net foreign exchange gains and losses resulting from re-measurement are included in selling general and administrative expense and were a gain of $301, a loss of $126 and a loss of $728, respectively, for the years ended December 31, 2012, 2011 and 2010. These amounts do not reflect the corresponding gain (loss) from foreign exchange contracts. See Note 7 “Derivatives” regarding foreign exchange contracts.

Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. On a quarterly basis, the Company evaluates both the positive and negative evidence that affects the realizability of net deferred tax assets and assesses the need for a valuation allowance. The future benefit to be derived from its deferred tax assets is dependent upon its ability to generate sufficient future taxable income to realize the assets. The Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. To the extent the Company establishes a

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

valuation allowance an expense will be recorded as a component of the provision for income taxes on the statement of operations. As of December 31, 2010, the Company had a valuation allowance of $25,267 primarily related to capital losses incurred from its divested operations, and state tax credit carryforwards. During 2011, the Company increased its valuation allowance by $1,208 primarily related to capital losses incurred from its foreign affiliates as management determined it is more likely than not that the deferred tax assets related to these attributes will not be realized. As a result, the valuation allowance was $26,475 at December 31, 2011. During 2012, the Company increased its valuation allowance by $1,022 primarily related to an increase in state tax credit carryforwards as management determined it is more likely than not that the deferred tax assets related to these attributes will not be realized. As a result, the valuation allowance is $27,497 at December 31, 2012.

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

4)	Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) which eliminates the option to present the components of other comprehensive income as part of the statement of equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments were effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The ASU required changes in presentation only. The Company adopted this new ASU in the first quarter of 2012, electing to present the components of other comprehensive income as one continuous statement. This new ASU did not have a material effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued an ASU which applies to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. The amendments do not extend the use of fair value accounting, but provide guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP. The amendments changed the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the ASU clarifies the FASB’s intent about the application of existing fair value measurements. The amendments in this ASU are to be applied prospectively. For public entities, the amendments were effective during interim and annual periods beginning after December 15, 2011. The Company adopted the new ASU in the first quarter of 2012. This new ASU did not have a material effect on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” This ASU is intended to enhance the understanding of the effects of netting arrangements on an entity’s financial statements, including financial instruments and derivative instruments that are either offset or subject to a master netting arrangement. The scope of this ASU includes derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities borrowing and lending arrangements. In January 2013, the FASB issued ASU No. 2013-01 “Clarifying the Scope of Disclosures about Offsetting Assets

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

and Liabilities.” This standard provided additional guidance on the scope of ASU 2011-11. The provisions of this ASU are effective for interim and annual periods beginning on or after January 1, 2013. This new ASU is not expected to have a material effect on the Company’s consolidated financial statements.

5)	Investments

The fair value of short-term investments with maturities or estimated lives of less than one year consists of the following:

	Years Ended December 31,
	2012	2011
Available-for-sale investments:
Time deposits	$52	$37
Bankers acceptance drafts	242	962
U.S. treasury obligations	13,054	29,404
U.S. agency obligations	313,514	221,565

	326,862	251,968
Trading investments:
Mutual funds(1)	791	635

	$327,653	$252,603

(1)	The mutual funds are associated with the Company’s supplemental defined contribution retirement obligations.

The fair value of long-term available-for-sale investments with maturities or estimated lives of more than one year consists of the following:

	Years Ended December 31,
	2012	2011
U.S. agency obligations	$12,158	$7,873

The following table shows the gross unrealized gains and (losses) aggregated by investment category for short-term and long-term available-for-sale investments:

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
As of December 31, 2012:
Short-term investments:
Available-for-sale investments:
Time deposits	$52	$—	$—	$52
Bankers acceptance drafts	242	—	—	242
U.S. treasury obligations	13,045	9	—	13,054
U.S. agency obligations	313,262	258	(6)	313,514

	$326,601	$267	$(6)	$326,862

Long-term investments:
U.S. agency obligations	$12,156	$2	$—	$12,158

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
As of December 31, 2011:
Short-term investments:
Available-for-sale investments:
Time deposits	$37	$—	$—	$37
Bankers acceptance drafts	962	—	—	962
U.S. treasury obligations	29,393	11	—	29,404
U.S. agency obligations	221,516	56	(7)	221,565

	$251,908	$67	$(7)	$251,968

Long-term investments:
U.S. agency obligations	$7,876	$—	$(3)	$7,873

Interest income is accrued as earned. Dividend income is recognized as income on the date the stock trades “ex-dividend.” The cost of marketable securities sold is determined by the specific identification method and realized gains or losses are reflected in income and was not material in 2012, 2011 and 2010.

The unrealized gains and losses for trading investments were immaterial in 2012.

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2012, are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$51,291	$51,291	$—	$—
Bankers acceptance drafts	16	—	16	—
Trading securities:
Mutual funds	791	791	—	—
Available-for-sale securities:
Bankers acceptance drafts	242	—	242	—
U.S. treasury obligations	13,054	—	13,054	—
U.S. agency obligations	325,672	295,665	30,007	—
Derivatives — currency forward contracts	961	—	961	—

Total assets	$392,027	$347,747	$44,280	$—

Liabilities:
Derivatives — currency forward contracts	$1,310	$—	$1,310	$—

Reported as follows:
Assets:
Cash and cash equivalents(1)	$51,307	$51,291	$16	$—
Short-term investments(2)	327,601	284,298	43,303	—
Other current assets	961	—	961	—

	$379,869	$335,589	$44,280	$—

Long-term investments	$12,158	$12,158	$—	$—

Liabilities:
Other current liabilities	$1,310	$—	$1,310	$—

(1)	The cash and cash equivalent amounts presented in the table above do not include cash of $185,143 and non-negotiable time deposits of $51,138 as of December 31, 2012.

(2)	The short-term investments presented in the table above do not include non-negotiable time deposits of $52 as of December 31, 2012.

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

Money Market Funds

Money market funds are cash and cash equivalents, and are classified within Level 1 of the fair value hierarchy.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

Trading Mutual Fund Investments

As of December 31, 2012, trading investments consisted of certain U.S. and international equity mutual funds and government agency fixed income mutual funds. In 2011, management changed the classification of the investments from available-for-sale to trading investments. These investments were classified as available-for-sale at December 31, 2011. These investments are classified within Level 1 of the fair value hierarchy.

Available-For-Sale Investments

As of December 31, 2012 and 2011, available-for-sale investments consisted of time deposits and drafts denominated in the Euro currency, U.S. treasury obligations and U.S. agency obligations. As of December 31, 2011, U.S. agency obligations include certain corporate obligations issued under the government’s Term Loan Guarantee Program which removes any credit risk associated with the corporate issuing entity, as they become obligations of the U.S. government should the corporate issuer be unable to honor its obligations. There were no corporate obligations that were issued under the government’s Term Loan Guarantee Program as of December 31, 2012.

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

The Company hedges a portion of its forecasted foreign currency denominated intercompany sales of inventory, over a maximum period of eighteen months, using forward foreign exchange contracts accounted for as cash-flow hedges related to Japanese, South Korean, British and Euro currencies. To the extent these derivatives are effective in off-setting the variability of the hedged cash flows, and otherwise meet the hedge accounting criteria, changes in the derivatives’ fair value are not included in current earnings but are included in

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

OCI in stockholders’ equity. These changes in fair value will subsequently be reclassified into earnings, as applicable, when the forecasted transaction occurs. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period it occurs. The cash flows resulting from forward exchange contracts are classified in the consolidated statements of cash flows as part of cash flows from operating activities. The Company does not enter into derivative instruments for trading or speculative purposes.

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

As of December 31, 2012 and 2011, the Company had outstanding forward foreign exchange contracts with gross notional values of $41,448 and $36,119, respectively. The following tables provide a summary of the primary net hedging positions and corresponding fair values held as of December 31, 2012 and 2011:

	December 31, 2012
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value(1)
U.S. Dollar/Japanese Yen	$13,992	$961
U.S. Dollar/South Korean Won	19,374	(1,180)
U.S. Dollar/Euro	4,217	(57)
U.S. Dollar/U.K. Pound Sterling	3,865	(73)

Total	$41,448	$(349)

	December 31, 2011
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value(1)
U.S. Dollar/Japanese Yen	$18,676	$(961)
U.S. Dollar/South Korean Won	10,799	60
U.S. Dollar/Euro	3,869	288
U.S. Dollar/U.K. Pound Sterling	2,775	90

Total	$36,119	$(523)

(1)	Represents the net receivable (payable) amount included in the consolidated balance sheet.

The following table provides a summary of the fair value amounts of the Company’s derivative instruments:

	Years Ended December 31,
Derivatives Designated as Hedging Instruments	2012	2011
Derivative assets:
Forward exchange contracts	$961	$531
Derivative liabilities:
Forward exchange contracts	(1,310)	(1,054)

Total net derivative (liability) designated as hedging instruments(1)	$(349)	$(523)

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

(1)

The derivative asset of $961 and derivative liability of $1,310 are classified in other current assets and other current liabilities, respectively, in the consolidated balance sheet as of December 31, 2012. The derivative asset of $531 and derivative liability of $1,054 are classified in other current assets and other current liabilities, respectively, in the consolidated balance sheet as of December 31, 2011.

The net amount of existing losses as of December 31, 2012 that is expected to be reclassified from accumulated OCI into earnings within the next twelve months is not immaterial.

The following table provides a summary of the gains (losses) on derivatives designated as hedging instruments:

	Years Ended December 31,
Derivatives Designated as Cash Flow Hedging Relationships	2012	2011	2010
Forward exchange contracts:
Net gain (loss) recognized in OCI(1)	$936	$4,311	$(3,346)
Net (loss) reclassified from accumulated OCI into income(2)	$(930)	$(4,021)	$(957)

(1)	Net change in the fair value of the effective portion classified in OCI.

(2)	Effective portion classified as selling, general and administrative in 2012 and 2011 and as cost of products in 2010.

The following table provides a summary of (losses) on derivatives not designated as hedging instruments:

	Years Ended December 31,
Derivatives Not Designated as Hedging Instruments	2012	2011	2010
Forward exchange contracts:
Net (loss) recognized in income(1)	$(1,606)	$—	$—

(1)

The Company has a forward foreign exchange contract that hedges an intercompany loan with its Korean subsidiary. This hedge does not qualify for hedge accounting and any gains (losses) are recorded immediately in selling, general and administrative expenses.

8)	Inventories

Inventories consist of the following:

	Years Ended December 31,
	2012	2011
Raw material	$76,610	$78,501
Work-in-process	19,708	21,298
Finished goods	38,321	53,833

	$134,639	$153,632

Inventory related excess and obsolete charges of $15,028, $14,857 and $13,230 were recorded in cost of products in the years ended December 31, 2012, 2011 and 2010, respectively.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

9)	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	Years Ended December 31,
	2012	2011
Land	$9,188	$8,119
Buildings	68,831	64,962
Machinery and equipment	115,032	107,304
Furniture and fixtures, office equipment and software	51,669	48,516
Leasehold improvements	18,003	18,617
Construction in progress	9,227	7,075

	271,950	254,593
Less: accumulated depreciation and amortization	191,434	182,106

	$80,516	$72,487

Depreciation and amortization of property, plant and equipment totaled $13,406, $11,965 and $12,298 for the years ended 2012, 2011 and 2010, respectively. In 2010, the Company reclassified $85 of depreciation of property, plant and equipment to discontinued operations.

10)	Acquisition

On August 29, 2012, the Company acquired Plasmart, Inc. (“Plasmart”), located in Daejeon, Korea. Plasmart develops radio frequency (RF) plasma generation and monitoring systems for the semiconductor, flat panel display, active matrix organic light emitting diodes and solar photovoltaic industries. Plasmart’s expertise in RF systems and access to the important Korean market were key drivers in the selection of Plasmart for acquisition. The aggregate purchase price, net of cash acquired, consisted of $22,607, subject to final working capital adjustments in the fourth quarter of 2012 of $1,778. Acquisition related costs of $1,258 and step-up inventory of $303 were expensed as incurred.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition.

Current assets	$5,536
Property, plant and equipment	3,565
Other assets	554
Intangible assets	10,745
Goodwill	9,989

Total assets acquired	$30,389

Debt (Note 15)	4,561
Deferred taxes and other liabilities	3,128

Total liabilities assumed	$7,689

Total purchase price	$22,700
Cash acquired	(93)

Total purchase price, net of cash acquired	$22,607

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

Current developed technology	$5,029	7.5 – 9.5 years useful life
Tradenames	335	7 year useful life
Customer relationships	5,381	10 year useful life

	$10,745

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

The results of this acquisition were included in the Company’s consolidated operations beginning on August 29, 2012. The pro forma consolidated statements reflecting the operating results of Plasmart, had they been acquired as of January 1, 2012, would not differ materially from the operating results of the Company as reported for the year ended December 31, 2012. Plasmart is included in the Power and Reactive Gas Products group and the Advanced Manufacturing Capital Equipment reportable segment.

11)	Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill and accumulated impairment losses were as follows:

	2012			2011
	Gross Carrying Amount	Accumulated Impairment Loss	Net	Gross Carrying Amount	Accumulated Impairment Loss	Net
Beginning balance at January 1	$279,498	$(139,414)	$140,084	$279,434	$(139,414)	$140,020
Acquired goodwill(1)	9,989	—	9,989	64	—	64
Foreign currency translation	660	—	660	—	—	—

Ending balance at December 31	$290,147	$(139,414)	$150,733	$279,498	$(139,414)	$140,084

(1)

On August 29, 2012, the Company purchased Plasmart, Inc. for $22,607, net of cash acquired. The Company recorded $9,989 of goodwill in connection with the acquisition. In September 2011, the Company purchased a product line from GE Osmonics, Inc. for $458. The Company recorded $64 of goodwill in connection with the acquisition.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

Goodwill associated with each of our reportable segments is as follows:

	Years Ended December 31,
	2012	2011
Reportable segment:
Advanced Manufacturing Capital Equipment	$142,065	$125,026
Analytical Solutions Group	8,668	15,058
Europe Region Sales & Service	—	—
Asia Region Sales & Service	—	—

Total goodwill	$150,733	$140,084

Intangible Assets

The Company is required to test certain long-lived assets when indicators of impairment are present. For the purposes of the impairment test, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. There were no intangible asset impairment charges in 2012, 2011 or 2010.

Components of the Company’s acquired intangible assets are comprised of the following:

As of December 31, 2012	Gross	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology(1)(2)	$82,084	$(77,243)	$254	$5,095
Customer relationships(2)	14,571	(8,886)	312	5,997
Patents, trademarks, trade names and other(2)	25,038	(24,587)	18	469

	$121,693	$(110,716)	$584	$11,561

(1)

Intangible assets of $226 were re-classified from other assets to intangible assets (completed technology) during the quarter ended March 31, 2012. This was related to in-process research and development which was completed during the first quarter of 2012, related to a previous acquisition.

(2)

On August 29, 2012, the Company purchased Plasmart for $22,607, net of cash acquired. The Company recorded $10,745 of separately identified intangible assets, of which $5,029 was completed technology, $5,381 was customer relationships and $335 was trade names.

As of December 31, 2011	Gross	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology	$76,829	$(76,829)	$—	$—
Customer relationships(1)	9,190	(8,393)	—	797
Patents, trademarks, trade names and other(1)	24,703	(24,457)	—	246

	$110,722	$(109,679)	$—	$1,043

(1)

In September 2011, the Company purchased a product line from GE Osmonics, Inc. for $458. The Company recorded $315 of intangible assets in connection with the acquisition of which $250 was customer relationships and $65 was trade names.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

Aggregate amortization expense related to acquired intangible assets for the years 2012, 2011 and 2010 was $1,036, $1,015 and $1,283, respectively. In 2010, the Company re-classified $242 of amortization expense to discontinued operations. Estimated amortization expense for each of the five remaining fiscal years and thereafter is as follows:

Year	Amount
2013	$1,639
2014	1,261
2015	1,245
2016	1,244
2017	1,244
Thereafter	4,928

12)	Other Assets

	Years Ended December 31,
	2012	2011
Other Current Assets:
Income tax receivable	$12,768	$12,005
Prepaid income taxes	4,344	8,540
Other	10,936	13,693

Total other current assets	$28,048	$34,238

Other Assets:
Deferred tax assets, net	$9,497	$10,274
Other	2,195	1,992

Total other assets	$11,692	$12,266

13)	Other Liabilities

	Years Ended December 31,
	2012	2011
Other Current Liabilities:
Product warranties	$8,266	$8,315
Deferred revenue	9,280	11,553
Non-income taxes	3,514	8,319
Other	16,345	12,137

Total other current liabilities	$37,405	$40,324

Other Liabilities:
Long-term income tax payable	$20,880	$16,084
Accrued compensation	18,750	15,174
Other	3,745	953

Total other liabilities	$43,375	$32,211

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

14)	Product Warranties

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

Product warranty activities were as follows:

	Years Ended December 31,
	2012	2011
Beginning balance	$8,315	$9,865
Provisions for product warranties	4,514	5,766
Direct charges to warranty liability	(4,985)	(6,857)
Foreign currency translation	422	(459)

Ending balance	$8,266	$8,315

15)	Debt

Credit Agreements and Short-Term Borrowings

The Company’s Japanese subsidiary has lines of credit and short-term borrowing arrangements with two financial institutions which, generally expire and are renewed at three month intervals. The lines of credit provide for aggregate borrowings as of December 31, 2012 of up to an equivalent of $26,729 U.S. dollars, with interest rates ranging from 0.63% - 1.475%. There were no borrowings outstanding under these arrangements at December 31, 2012. There were $1,932 total borrowings outstanding under these arrangements at December 31, 2011.

The Company has an available line of credit with a financial institution from the August 2012 Plasmart acquisition. The available line of credit, which expires in 2014, provides for aggregate borrowings as of December 31 2012 of up to an equivalent of $1,401 U.S. dollars at an average interest rate of 5.19%. There were no borrowings outstanding under this arrangement at December 31, 2012.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

16)	Income Taxes

A reconciliation of the Company’s effective tax rate to the U.S. federal statutory rate is as follows:

	Years Ended December 31,
	2012	2011	2010
U.S. Federal income tax statutory rate	35.0%	35.0%	35.0%
Federal tax credits	—	(0.7)	(1.1)
State income taxes, net of federal benefit	1.3	1.1	1.0
Effect of foreign operations taxed at various rates	(2.6)	(4.1)	(2.4)
Qualified production activity tax benefit	(0.5)	(1.1)	(0.8)
Deferred tax asset valuation allowance	1.4	0.6	(0.1)
Other	1.5	(0.5)	0.7

	36.1%	30.3%	32.3%

The components of income from continuing operations before income taxes and the related provision for income taxes consist of the following:

	Years Ended December 31,
	2012	2011	2010
Income from continuing operations before income taxes:
United States	$28,652	$108,474	$110,779
Foreign	46,484	77,578	85,645

	$75,136	$186,052	$196,424

Current taxes:
United States	$10,431	$25,824	$27,789
State	783	2,602	3,323
Foreign	12,074	20,346	22,296

	23,288	48,772	53,408

Deferred taxes:
United States	2,019	7,795	10,021
State and Foreign	1,800	(246)	76

	3,819	7,549	10,097

Provision for income taxes	$27,107	$56,321	$63,505

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

The significant components of the deferred tax assets and deferred tax liabilities are as follows:

	Years Ended December 31,
	2012	2011
Deferred tax assets:
Loss carryforwards and credits	$29,032	$28,053
Inventory and warranty reserves	10,959	8,789
Accounts receivable and other accruals	2,647	6,875
Stock-based compensation	5,032	4,610
Executive supplemental retirement benefits	6,132	4,826
Other	—	1,245

Total deferred tax assets	$53,802	$54,398

Deferred tax liabilities:
Acquired intangible assets	(5,857)	(3,330)
Depreciation and amortization	(4,461)	(3,679)
Other	(1,145)	(22)

Total deferred tax liabilities	(11,463)	(7,031)

Valuation allowance	(27,497)	(26,475)

Net deferred tax assets	$14,842	$20,892

At December 31, 2012, the Company had gross Massachusetts research and other tax credit carryforwards of $8,229. These credit carryforwards will expire at various dates through 2027. In addition, at December 31, 2012, the Company had U.S. federal capital loss carryforwards of $1,984, and $59,275 that will expire in 2013 and 2015, respectively.

Although the Company believes that its tax positions are consistent with applicable U.S. federal, state and international laws, it maintains certain tax reserves at December 31, 2012 in the event its tax positions were to be challenged by the applicable tax authority and additional tax assessed on audit.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Years Ended December 31,
	2012	2011	2010
Balance at beginning of year	$36,540	$22,028	$9,085
Decreases for prior years	—	(3)	(6)
Increases for the current year	4,134	16,663	13,553
Reductions related to settlements with taxing authorities	—	(2,148)	—
Reductions related to expiration of statute of limitations	—	—	(604)

Balance at end of year	$40,674	$36,540	$22,028

At December 31, 2012, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $40,674. The net increase from December 31, 2011 was primarily attributable to a current year increase in reserves for existing uncertain tax positions. As of December 31, 2012, if these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of $19,788, excluding interest and penalties, would impact the Company’s effective tax rate.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

The Company accrues interest expense and, if applicable, penalties, for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. At December 31, 2012, 2011 and 2010, the Company had accrued interest on unrecognized tax benefits of approximately $1,571, $973 and $986, respectively.

Over the next 12 months it is reasonably possible that the Company may recognize $2,545 to $3,145 of previously unrecognized tax benefits related to various U.S. federal, state and foreign tax positions as a result of the conclusion of various audits and the expiration of the statute of limitations. The Company is subject to examination by federal, state and foreign tax authorities. The Internal Revenue Service commenced an examination of its U.S. federal tax filings for open tax years through 2009 during the quarter ended June 30, 2012. The statute of limitations in the Company’s other tax jurisdictions remains open between fiscal year 2006 through present.

On a quarterly basis, the Company evaluates both positive and negative evidence that affects the realizability of net deferred tax assets and assesses the need for a valuation allowance. The future benefit to be derived from its deferred tax assets is dependent upon its ability to generate sufficient future taxable income to realize the assets. During 2012, the Company increased its valuation allowance by $1,022 primarily related to an increase in state tax credit carryforwards because the Company has determined it is more likely than not that the deferred tax assets related to these attributes will not be realized. In 2011, the Company increased its valuation allowance by $1,208 primarily related to capital losses incurred from our foreign affiliates because the Company has determined it is more likely than not that the deferred tax assets related to these attributes will not be realized. In 2011, the Company recorded a net benefit to income tax expense of $2,148, excluding interest and penalties, due to discrete reserve releases primarily related to the effective settlement of a German tax audit for years 2001 through 2005.

Through December 31, 2012, the Company has not provided deferred income taxes on the undistributed earnings of its foreign subsidiaries because such earnings were intended to be permanently reinvested outside the U.S. Determination of the potential deferred income tax liability on these undistributed earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs. At December 31, 2012, the Company had $421,734 of undistributed earnings in its foreign subsidiaries.

During 2006, the Company received a notification letter from the Israeli Ministry of Industry Trade and Labor (“MITL”) indicating that its Israeli operations were in compliance with requirements relating to the tax holiday granted to its manufacturing operations in Israel in 2001. This tax holiday expired at December 31, 2012 and was subject to meeting continued investment, employment and other requirements under the guidelines of the MITL. This tax holiday resulted in income tax savings of approximately $1,000 and $2,700 for the years 2011 and 2010, respectively. Upon expiration of its tax holiday, the Company elected to be treated under a new preferential Israeli tax regime under which a tax rate of 10% applies for 2012, and is reduced to 7% for 2013.

On January 2, 2013, the American Taxpayer Relief Act of 2012 reinstated certain tax incentives with retroactive application to January 1, 2012, the tax effect of which will be recognized as a discrete event in the first quarter of 2013. Had the extension been enacted prior to January 1, 2013, our effective tax rate would have been reduced by approximately 3%.

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

The two product lines have been accounted for as discontinued operations. Accordingly, their results of operations have been reclassified to discontinued operations in the consolidated statements of operations and comprehensive income. The assets and liabilities of these discontinued businesses have not been reclassified or segregated in the consolidated statements of cash flows due to their immaterial amounts. Net revenues and income from discontinued operations are below:

	Years Ended December 31,
	2012	2011	2010
Net revenues	$—	$—	$11,974

Income from discontinued operations before income taxes	—	—	2,320
Gain from disposal of discontinued operations before income taxes	—	—	4,432
Income tax benefit	—	—	2,916

Income from discontinued operations	$—	$—	$9,668

18)	Stockholders’ Equity

Stock Repurchase

On July 25, 2011, the Company’s board of directors approved a share repurchase program for the repurchase of up to an aggregate of $200,000 of its outstanding Common Stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means. The timing and quantity of any shares repurchased will depend upon a variety of factors, including business conditions, stock market conditions and business development activities, including, but not limited to, merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice.

During 2012, the Company repurchased 434,600 shares of its Common Stock for $11,501 at an average price of $26.46 per share. During 2011, the Company repurchased 85,800 shares of its common stock for $2,007 at an average price of $23.40 per share.

Dividends

Holders of the Company’s Common Stock are entitled to receive dividends when they are declared by the Company’s board of directors. During 2012, the board of directors authorized four quarterly dividends, two quarterly dividends of $0.15 per share and two quarterly dividends of $0.16 per share, which totaled $32,686. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of the Company’s board of directors.

On February 11, 2013, the Company’s board of directors declared a quarterly cash dividend of $0.16 per share to be paid on March 15, 2013 to shareholders of record as of March 1, 2013.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

19)	Stock-Based Compensation

Employee Stock Purchase Plans

The Company’s Third Amended and Restated 1999 Employee Stock Purchase Plan (the “Purchase Plan”) authorizes the issuance of up to an aggregate of 1,950,000 shares of Common Stock to participating employees. Offerings under the Purchase Plan commence on June 1 and December 1 and terminate, respectively, on November 30 and May 31. Under the Purchase Plan, eligible employees may purchase shares of Common Stock through payroll deductions of up to 10% of their compensation or up to an annual maximum amount of $21,250. The price at which an employee’s purchase option is exercised is the lower of (1) 85% of the closing price of the Common Stock on the NASDAQ Global Select Market on the day that each offering commences, or (2) 85% of the closing price on the day that each offering terminates. During 2012 and 2011, the Company issued 141,975 and 137,410 shares, respectively, of Common Stock to employees who participated in the Purchase Plan at an exercise price of $22.40 and $22.01 per share in 2012 and $18.26 and $21.62 per share in 2011. As of December 31, 2012, there were 350,748 shares reserved for future issuance under the Purchase Plan.

The Company’s Second Amended and Restated International Employee Stock Purchase Plan (the “Foreign Purchase Plan”) authorizes the issuance of up to an aggregate of 400,000 shares of Common Stock to participating employees. Offerings under the Foreign Purchase Plan commence on June 1 and December 1 and terminate, respectively, on November 30 and May 31. Under the Foreign Purchase Plan, eligible employees may purchase shares of Common Stock through payroll deductions of up to 10% of their compensation or up to an annual maximum amount of $21,250. The price at which an employee’s purchase option is exercised is the lower of (1) 85% of the closing price of the Common Stock on the NASDAQ Global Select Market on the day that each offering commences, or (2) 85% of the closing price on the day that each offering terminates. During 2012 and 2011, the Company issued 29,954 and 29,969 shares, respectively, of Common Stock to employees who participated in the Foreign Purchase Plan at an exercise price of $22.40 and $22.01 per share in 2012 and $18.26 and $21.62 per share in 2011. As of December 31, 2012, there were 96,470 shares reserved for future issuance under the Foreign Purchase Plan.

Equity Incentive Plans

The Company has granted options to employees under the 2004 Stock Incentive Plan (the “2004 Plan”) and under the Second Restated 1995 Stock Incentive Plan (the “1995 Plan”), and to directors under the 1997 Director Stock Plan (the “1997 Director Plan”) (collectively, the “Plans”). The Company has also granted restricted stock units (“RSU”s) to employees and directors under the 2004 Plan. The Plans are administered by the Compensation Committee of the Company’s board of directors.

The Company’s equity incentive Plans are intended to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. Employees may be granted RSUs, options to purchase shares of the Company’s stock and other equity incentives under the Plans.

The Company’s 2004 Plan was adopted by the board of directors on March 4, 2004 and approved by the stockholders on May 13, 2004. As of December 31, 2012, there were 15,000,000 shares authorized for issuance under the 2004 Plan. The Company may grant options, RSUs, stock appreciation rights and other stock-based awards to employees, officers, directors, consultants and advisors under the 2004 Plan. As of December 31, 2012, there were 11,394,493 shares available for future grants under the 2004 Plan.

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

Stock options were granted at an exercise price equal to 100% of the fair value of the Company’s Common Stock at the date of grant. Generally, stock options granted to employees under the Plans in 2001 and after, vested 25% after one year and 6.25% per quarter thereafter, and expire 10 years after the grant date. Generally, stock options granted under the Plans prior to 2001 vested 20% after one year and 5% per quarter thereafter, and expired 10 years after the grant date. Options granted to directors generally vested at the earliest of (1) one day prior to the next annual meeting, (2) 13 months from date of grant, or (3) the effective date of an acquisition. All stock options are fully vested as of December 31, 2012. RSUs granted in 2012 and 2011 generally vest 33.3% per year after the date of grant. RSUs granted in 2010 and prior, generally vest three years from the date of grant. RSUs granted to employees who are at least 60 years old and have a combined years of age plus years of service (as defined) equal to 70 years or more, are expensed immediately. RSUs granted to directors generally vest at the earliest of (1) one day prior to the next annual meeting, (2) 13 months from date of grant, or (3) the effective date of an acquisition. Certain equity incentive awards involve RSUs that are subject to performance conditions (“performance shares”) under the Company’s stock incentive plans. Such performance shares are available, subject to time-based vesting conditions if, and to the extent that, financial or operational performance criteria for the applicable period are achieved. Accordingly, the number of performance shares earned will vary based on the level of achievement of financial or operational performance objectives for the applicable period.

The following table presents the activity for RSUs under the Plans:

	Years Ended December 31,
	2012		2011		2010
	Non-vested RSUs	Weighted Average Grant Date Fair Value	Non-vested RSUs	Weighted Average Grant Date Fair Value	Non-vested RSUs	Weighted Average Grant Date Fair Value
Non-vested RSUs — beginning of period	1,115,005	$21.50	1,327,306	$18.34	1,581,883	$19.77
Granted	426,583	$29.14	397,492	$30.27	555,995	$19.63
Vested	(557,314)	$19.01	(569,891)	$20.42	(706,224)	$20.65
Forfeited or expired	(42,071)	$22.36	(39,902)	$18.36	(104,348)	$18.32

Non-vested RSUs — end of period	942,203	$26.58	1,115,005	$21.50	1,327,306	$18.34

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

The following table presents the activity for options under the Plans:

	Years Ended December 31,
	2012		2011		2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding — beginning of period	420,712	$21.97	1,793,214	$22.38	2,514,822	$21.67
Exercised	(123,650)	$18.78	(1,351,684)	$22.46	(568,464)	$16.49
Forfeited or expired	(41,413)	$32.32	(20,818)	$22.66	(153,144)	$32.51

Outstanding — end of period	255,649	$21.74	420,712	$21.97	1,793,214	$22.38

Exercisable at end of period	255,649	$21.74	420,712	$21.97	1,793,214	$22.38

The following table summarizes information with respect to options outstanding and exercisable under the Plans at December 31, 2012:

	Options Outstanding and Exercisable
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)
$13.54 – $18.38	109,614	$15.42	1.87	$1,135
$20.07 – $29.93	146,035	$26.48	1.37	128

	255,649			$1,263

The weighted average remaining contractual life of options exercisable was 1.6 years at December 31, 2012.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $25.78 as of December 31, 2012, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2012 was 151,239.

The total cash received from employees as a result of employee stock option exercises during the years 2012 and 2011 was approximately $2,322 and $30,362, respectively. In connection with these exercises, the tax benefit realized by the Company for the years 2012 and 2011 were approximately $299 and $2,972, respectively.

The Company settles employee stock option exercises and restricted stock vesting with newly issued common shares.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

Stock-based compensation expense

The Company recognized the full impact of its share-based payment plans in the consolidated statements of operations and comprehensive income for the years 2012, 2011 and 2010. As of December 31, 2012 and 2011, the Company capitalized $471 of such cost on its consolidated balance sheet. The following table reflects the effect of recording stock-based compensation for the years 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Stock-based compensation expense by type of award:
Restricted stock	$11,836	$10,126	$10,026
Employee stock purchase plan	1,195	1,099	578

Total stock-based compensation	13,031	11,225	10,604
Tax effect on stock-based compensation	(1,862)	(5,019)	(1,253)

Net effect on net income	$11,169	$6,206	$9,351

Effect on net earnings per share:
Basic	$0.21	$0.12	$0.19

Diluted	$0.21	$0.12	$0.18

The pre-tax effect within the consolidated statements of operations and comprehensive income of recording stock-based compensation for the years 2012, 2011 and 2010 was as follows:

	Years Ended December 31,
	2012	2011	2010
Cost of sales	$1,867	$1,511	$1,452
Research and development expense	2,278	2,197	2,391
Selling, general and administrative expense	8,886	7,517	6,761

Total pre-tax stock-based compensation expense	$13,031	$11,225	$10,604

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

There were no options granted during 2012, 2011 and 2010. The total intrinsic value of options exercised during 2012, 2011 and 2010 was approximately $1,228, $9,458 and $3,518, respectively.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

The weighted average fair value per share of employee stock purchase rights granted in 2012, 2011 and 2010 was $7.24, $5.87 and $5.48, respectively. The fair value of the employees’ purchase rights was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2012	2011	2010
Employee stock purchase rights:
Expected life (years)	0.5	0.5	0.5
Risk-free interest rate	0.1%	0.2%	0.2%
Expected volatility	32.2%	31.9%	48.7%
Expected annual dividends per share	$0.62	$0.60	$—

Expected volatilities for 2012, 2011 and 2010 are based on a combination of implied and historical volatilities of the Company’s Common Stock; the expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The total intrinsic value of options exercised and the total fair value of shares vested during 2012, 2011 and 2010 was approximately $16,498, $27,199 and $16,846, respectively. As of December 31, 2012, the unrecognized compensation cost related to restricted stock was approximately $11,238, and will be recognized over an estimated weighted average amortization period of 1.6 years.

20)	Employee Benefit Plans

The Company has a 401(k) profit-sharing plan for U.S. employees meeting certain requirements in which eligible employees may contribute between 1% and 50% of their annual compensation to this plan, and, with respect to employees who are age 50 and older, certain specified additional amounts, limited by an annual maximum amount determined by the Internal Revenue Service. The Company, at its discretion, may provide a matching contribution of 50% of each participant’s contributions up to 6% of eligible salary. At the discretion of the board of directors, the Company may also make additional contributions for the benefit of all eligible employees. The Company’s contributions were $2,245, $2,276 and $1,472 for 2012, 2011 and 2010, respectively.

The Company has one foreign defined benefit plan which is frozen for Company contributions. The total accrual and projected benefit obligation is not material for this plan.

The Company maintains a bonus plan which provides cash awards to key employees, at the discretion of the compensation committee of the board of directors, based upon operating results and employee performance. The bonus expense was $6,248, $7,559, and $18,972 in 2012, 2011 and 2010, respectively.

The Company provides supplemental retirement benefits for certain of its officers and executive officers. The total cost of these benefits was $3,454, $3,931 and $3,428 for 2012, 2011 and 2010, respectively. The accumulated benefit obligation was $16,353 and $12,870 at December 31, 2012 and 2011, respectively and was included in other long-term liabilities.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

21)	Net Income Per Share

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

The following is a reconciliation of basic to diluted net income per share:

	Years Ended December 31,
	2012	2011	2010
Numerator:
Income from continuing operations	$48,029	$129,731	$132,919
Income from discontinued operations, net of tax	—	—	9,668

Net income	$48,029	$129,731	$142,587

Denominator:
Shares used in net income per common share — basic	52,686,000	52,169,000	50,077,000
Effect of dilutive securities:
Stock options, restricted stock and employee stock purchase plan	548,000	678,000	850,000

Shares used in net income per common share — diluted	53,234,000	52,847,000	50,927,000

Basic income per common share:
Continuing operations	$0.91	$2.49	$2.66
Discontinued operations	—	—	0.19

Net income	$0.91	$2.49	$2.85

Diluted income per common share:
Continuing operations	$0.90	$2.45	$2.61
Discontinued operations	—	—	0.19

Net income	$0.90	$2.45	$2.80

As of December 31, 2012, 2011 and 2010, stock options and restricted stock units relating to an aggregate of approximately 1,198,000, 1,536,000 and 3,121,000 shares, respectively, were outstanding. In 2012, 2011 and 2010, the potential dilutive effect of 204,000, 259,000 and 1,256,000 weighted average shares, respectively, of stock options were excluded from the computation of diluted weighted-average shares outstanding as the shares would have an anti-dilutive effect on EPS.

22)	Business Segment, Geographic Area, Product and Significant Customer Information

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

The eight operating segments are PFMC Products, Controls Products, ASTeX Products, ENI Products, HPS Products (Vacuum Products), Analytical Solutions Group, Europe Region Sales & Service and Asia Region Sales & Service.

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

Analytical Solutions Group, Europe Region Sales & Service and Asia Region Sales & Service are each separate reportable segments. The Company has reported corporate expenses and certain intercompany pricing transactions in a Corporate, Eliminations and Other reconciling column. The Analytical Solutions Group includes gas composition analysis and information technology products and custom fabrication services. The Europe and Asia sales and service segments mainly resell and service the Advanced Manufacturing Capital Equipment and Analytical Solutions Group products sold in their respective regions.

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

The following is net revenues by reportable segment:

	Years Ended December 31,
	2012	2011	2010
Advanced Manufacturing Capital Equipment	$479,751	$647,908	$712,737
Analytical Solutions Group	62,765	61,303	52,888
Europe Region Sales & Service(1)	51,440	75,253	70,153
Asia Region Sales & Service(1)	229,731	305,448	274,912
Corporate, Eliminations and Other	(180,179)	(267,395)	(257,576)

	$643,508	$822,517	$853,114

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

The following is gross profit by reportable segment:

	Years Ended December 31,
	2012	2011	2010
Advanced Manufacturing Capital Equipment	$171,308	$263,863	$294,502
Analytical Solutions Group	32,741	31,800	25,830
Europe Region Sales & Service(1)	15,156	21,323	19,587
Asia Region Sales & Service(1)	36,962	45,267	48,952
Corporate, Eliminations and Other	13,312	12,735	(10,233)

	$269,479	$374,988	$378,638

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

The following is capital expenditures by reportable segment for the years ended December 31, 2012, 2011 and 2010:

	Product Groups		Foreign Sales & Service Operations
	Advanced Manufacturing Capital Equipment	Analytical Solutions Group	Europe	Asia	Corporate, Eliminations and Other	Total
December 31, 2012:
Capital expenditures	$11,817	$1,228	$132	$886	$3,642	$17,705

December 30, 2011:
Capital expenditures	$11,947	$868	$362	$1,552	$838	$15,567

December 30, 2010:
Capital expenditures	$11,148	$1,287	$374	$1,189	$1,821	$15,819

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

The following is depreciation and amortization expense by reportable segment for the years ended December 31, 2012, 2011 and 2010:

	Product Groups		Foreign Sales & Service Operations
	Advanced Manufacturing Capital Equipment	Analytical Solutions Group	Europe	Asia	Corporate, Eliminations and Other	Total
December 31, 2012:
Depreciation and amortization	$9,594	$1,176	$326	$1,711	$1,635	$14,442

December 30, 2011:
Depreciation and amortization	$8,143	$1,470	$366	$1,539	$1,462	$12,980

December 30, 2010:
Depreciation and amortization	$7,872	$1,432	$279	$1,473	$2,767	$13,823

Total income tax expense is impracticable to present by reportable segment because the necessary information is not available.

The following is segment assets by reportable segment:

	Product Groups		Foreign Sales & Service Operations
	Advanced Manufacturing Capital Equipment	Analytical Solutions Group	Europe	Asia	Corporate, Eliminations and Other	Total
December 31, 2012:
Segment assets:
Accounts receivable	$9,644	$5,889	$5,813	$32,088	$28,626	$82,060
Inventory	108,397	3,841	3,691	29,534	(10,824)	134,639

Total segment assets	$118,041	$9,730	$9,504	$61,622	$17,802	$216,699

	Product Groups		Foreign Sales & Service Operations
	Advanced Manufacturing Capital Equipment	Analytical Solutions Group	Europe	Asia	Corporate, Eliminations and Other	Total
December 31, 2011:
Segment assets:
Accounts receivable	$24,224	$5,099	$6,079	$60,242	$25,250	$120,894
Inventory	119,314	4,442	3,828	45,828	(19,780)	153,632

Total segment assets	$143,538	$9,541	$9,907	$106,070	$5,470	$274,526

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

A reconciliation of segment assets to consolidated total assets is as follows:

	Years Ended December 31,
	2012	2011
Total segment assets	$216,699	$274,526
Cash and cash equivalents and investments	627,399	573,392
Other current assets	36,242	44,856
Property, plant and equipment, net	80,516	72,487
Goodwill and intangible assets, net	162,294	141,127
Other assets	11,692	12,266

Consolidated total assets	$1,134,842	$1,118,654

Information about the Company’s operations in different geographic regions is presented in the tables below. Net revenues to unaffiliated customers are based on the location in which the sale originated. Transfers between geographic areas are at negotiated transfer prices and have been eliminated from consolidated net revenues.

	Years Ended December 31,
	2012	2011	2010
Net revenues:
United States	$326,894	$391,122	$484,139
Japan	81,883	106,003	118,537
Europe	85,362	115,362	96,545
Asia (excluding Japan)	149,369	210,030	153,893

	$643,508	$822,517	$853,114

	Years Ended December 31,
	2012	2011
Long-lived assets:(1)
United States	$62,203	$56,760
Japan	2,562	3,908
Europe	5,844	5,437
Asia (excluding Japan)	12,102	8,374

	$82,711	$74,479

(1)	Long-lived assets include property, plant and equipment, net and certain other assets.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

Worldwide Product Information

Because the reportable segment information above does not reflect worldwide sales of the Company’s products, the Company groups its products into four groups of similar products based upon the similarity of product function. Worldwide net revenue for each group of products is as follows:

	Years Ended December 31,
	2012	2011	2010
Instruments and Control Products	$258,521	$348,735	$373,909
Power and Reactive Gas Products	251,669	327,151	343,827
Vacuum Products	66,418	81,782	78,819
Analytical Solutions Group Products	66,900	64,849	56,559

	$643,508	$822,517	$853,114

Sales of Instruments and Control Products, Power and Reactive Gas Products and Vacuum Products are included in the Company’s Advanced Manufacturing Capital Equipment Products segment as well as in the foreign sales and service operations because the products are sold through the foreign sales and service operations in their respective regions. Sales of the Analytical Solutions Group Products are included in the Analytical Solutions Group Products segment as well as in the foreign sales and service operations because the products are sold through the foreign sales and service operations in their respective regions.

Major Customers

The Company had two customers with net revenues greater than 10% of total net revenues in the periods shown as follows:

	Years Ended December 31,
	2012	2011	2010
Customer A	14.50%	13.56%	15.76%
Customer B	10.12%	6.52%	9.00%

23)	Commitments and Contingencies

During the third quarter of 2012, the Company settled litigation with shareholders of its former subsidiary for $5,316. The complaint alleged certain claims against the Company including breach of contract and implied covenants, and statutory violations. The claims sought unspecified damages and equitable relief. The Company believed that it had meritorious factual and legal defenses to the allegations raised, but reached a settlement primarily to eliminate future legal expenses related to the suit.

The Company is subject to various other legal proceedings and claims, which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

The Company leases certain of its facilities and machinery and equipment under operating leases expiring in various years through 2022. Generally, the facility leases require the Company to pay maintenance, insurance and real estate taxes. Rental expense under operating leases totaled $8,219, $7,747 and $8,304 for 2012, 2011 and 2010, respectively.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

Minimum lease payments under operating leases are as follows:

Operating Leases
Year ending December 31,
2013	$7,561
2014	5,749
2015	3,973
2016	2,974
2017	2,952
Thereafter	3,252

Total minimum lease payments	$26,461

As of December 31, 2012, the Company has entered into purchase commitments for certain inventory components and other equipment and services used in its normal operations. The majority of these purchase commitments covered by these arrangements are for periods of less than one year and aggregate to approximately $125,378.

To the extent permitted by Massachusetts law, the Company’s Restated Articles of Organization, as amended, require the Company to indemnify any of its current or former officers or directors or any person who has served or is serving in any capacity with respect to any of the Company’s employee benefit plans. The Company believes that the estimated exposure for these indemnification obligations is currently not material. Accordingly, the Company has no material liabilities recorded for these requirements as of December 31, 2012.

The Company also enters into agreements in the ordinary course of business which include indemnification provisions. Pursuant to these agreements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified party, generally its customers, for losses suffered or incurred by the indemnified party in connection with certain patent or other intellectual property infringement claims, and, in some instances, other claims, by any third party with respect to the Company’s products. The term of these indemnification obligations is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in some instances, not contractually limited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the Company believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these obligations as of December 31, 2012.

As part of past acquisitions and divestitures of businesses or assets, the Company has provided a variety of indemnifications to the sellers and purchasers for certain events or occurrences that took place prior to the date of the acquisition or divestiture. Typically, certain of the indemnifications expire after a defined period of time following the transaction, but certain indemnifications may survive indefinitely. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. Other than obligations recorded as liabilities at the time of the acquisitions, historically the Company has not made significant payments for these indemnifications. Accordingly, no material liabilities have been recorded for these obligations.

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

MKS Instruments, Inc.

Supplemental Financial Data

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(Table in thousands, except per share data) (Unaudited)
2012
Statement of Operations Data
Net sales	$190,868	$177,397	$141,447	$133,796
Gross profit	83,791	76,516	56,571	52,601
Income from operations	33,369	27,847	6,392	6,615
Net income	$22,768	$18,572	$2,580	$4,109
Net income per share:
Basic	$0.43	$0.35	$0.05	$0.08
Diluted	$0.43	$0.35	$0.05	0.08
Cash dividends paid per common share	$0.15	$0.15	$0.16	$0.16
2011
Statement of Operations Data
Net sales	$231,851	$224,487	$194,508	$171,671
Gross profit	106,361	104,988	87,678	75,961
Income from operations	56,508	57,305	41,112	30,000
Net income	$38,043	$38,601	$30,373	$22,714
Net income per share:
Basic	$0.74	$0.74	$0.58	$0.43
Diluted	$0.73	$0.73	$0.57	$0.43
Cash dividends paid per common share	$0.15	$0.15	$0.15	$0.15

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.

Management has excluded the operations of Plasmart, Inc. (“Plasmart”) from its assessment of internal control over financial reporting as of December 31, 2012 because this entity was acquired by the Company in a purchase business combination during the second half of fiscal year 2012. The total assets and total revenues of the acquired businesses of Plasmart represent approximately 2.5% and less than 1%, respectively, of the related consolidated financial statement amounts of the Company as of and for the year ended December 31, 2012.

Our internal controls over financial reporting as of December 31, 2012 have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears in Item 8.

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

The information required by this item will be set forth under the captions “Election of Directors,” “Executive Officers,” “Code of Ethics,” “Directors — Audit Committee Financial Expert” and “Corporate Governance” in our definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

We are also required under Item 405 of Regulation S-K to provide information concerning delinquent filers of reports under Section 16 of the Securities and Exchange Act of 1934, as amended. This information will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be set forth under the captions “Executive Officers — Executive Compensation” and “Executive Officers — Compensation Discussion and Analysis” in our definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

The information required by Item 201(d) of Regulation S-K will be set forth under the caption “Executive Officers — Equity Compensation Plan Information” in our definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth under the caption “Executive Officers — Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth under the caption “Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements:

2.   Financial Statement Schedules

The following consolidated financial statement schedule is included in this Annual Report on Form 10-K:

Schedule II — Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted since they are either not required or information is otherwise included.

3.   Exhibits. The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit No.	Title

+3.1(1)	Restated Articles of Organization

+3.2(2)	Articles of Amendment, as filed with the Secretary of State of Massachusetts on May 18, 2001

+3.3(3)	Articles of Amendment, as filed with the Secretary of State of Massachusetts on May 16, 2002

+3.4(4)	Amended and Restated By-Laws

+4.1(4)	Specimen certificate representing the Common Stock

+10.1(5)*	Second Amended and Restated 1997 Director Stock Option Plan, and forms of option agreements thereto

+10.2(6)*	2004 Stock Incentive Plan, as amended (the “2004 Plan”)

+10.3(7)*	Form of Nonstatutory Stock Option Agreement to be granted under the 2004 Plan

+10.4(8)*	Form of Restricted Stock Unit Agreement for Initial Grant to Non-Employee Directors under the 2004 Plan

+10.5(8)*	Form of Restricted Stock Unit Agreement for Annual Grant to Non-Employee Directors under the 2004 Plan

Exhibit No.	Title

+10.6(8)*	Form of Performance-Based Restricted Stock Unit Agreement under the 2004 Plan

+10.7(8)*	Form of Time-Based Restricted Stock Unit Agreement under the 2004 Plan

+10.8(6)*	Form of Time-Based Restricted Stock Unit Agreement and Form of Performance-Based Restricted Stock Unit Agreement under the 2004 Plan (grants beginning in 2011)

10.9*	Form of Restricted Stock Unit Agreement under the 2004 Plan (grants beginning in 2013)

+10.10(9)*	Second Restated 1995 Stock Incentive Plan (the “1995 Plan”)

+10.11(10)*	Form of Nonstatutory Stock Option Agreement under the 1995 Plan

+10.12(10)*	Employment Agreement dated as of July 30, 2004 between John Smith and the Registrant (the “Smith Employment Agreement”)

+10.13(11)	Global Supply Agreement dated April 12, 2005 by and between the Registrant and Applied Materials, Inc.

+10.14(11)*	Employment Agreement dated as of April 25, 2005 between Gerald Colella and the Registrant (the “Colella Employment Agreement”)

+10.15(12)*	Employment Agreement dated as of July 1, 2005 between John Bertucci and the Registrant

+10.16(12)*	Employment Agreement dated as of July 1, 2005 between William D. Stewart and the Registrant

+10.17(13)*	Employment Agreement dated July 1, 2005 between Leo Berlinghieri and the Registrant, as amended on November 13, 2007 (the “Berlinghieri Employment Agreement”)

+10.18(6)*	Employment Agreement dated as of January 6, 2006 between Seth Bagshaw and the Registrant

+10.19(14)*	Amendment, dated November 10, 2008, to the Berlinghieri Employment Agreement

+10.20(14)*	Amendment, dated November 10, 2008, to the Smith Employment Agreement

+10.21(14)*	Amendment, dated November 10, 2008, to the Colella Employment Agreement

+10.22(15)*	Amendment, dated October 19, 2009, to the Berlinghieri Employment Agreement, as amended

+10.23(15)*	Amendment, dated October 19, 2009, to the Colella Employment Agreement, as amended

10.24*	Amendment, dated December 21, 2012, to the Berlinghieri Employment Agreement, as amended

10.25*	Amendment, dated December 21, 2012, to the Colella Employment Agreement, as amended

10.26*	Amendment, dated December 21, 2012, to the Smith Employment Agreement, as amended

10.27*	2012 Management Incentive Bonus Plan for Named Executive Officers

10.28*	Form of 2013 Management Incentive Bonus Plan for Named Executive Officers

10.29	Amendment, dated October 25, 2012, to Applied Global Supply Agreement

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit No.	Title

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document. **

101.SCH	XBRL Taxonomy Extension Schema Document. **

101.CAL	XBRL Taxonomy Calculation Linkbase. **

101.LAB	XBRL Taxonomy Labels Linkbase Document. **

101.PRE	XBRL Taxonomy Presentation Linkbase Document. **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **

+	Previously filed

*	Management contract or compensatory plan arrangement filed as an Exhibit to this Form 10-K pursuant to Item 15(b) of this report.

**	Submitted electronically herewith.

The following materials from MKS Instrument, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, (v) Notes to the Consolidated Financial Statements.

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

(1)	Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-49738) filed with the Securities and Exchange Commission on November 13, 2000.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(4)	Incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 2, 1999.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on June 30, 2004.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2005.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2005.

(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2009.

(b)	Exhibits

MKS hereby files as exhibits to our Annual Report on Form 10-K those exhibits listed in Item 15(a) above.

(c)	Financial Statement Schedules

MKS INSTRUMENTS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions & Write-offs	Balance at End of Year
	(Dollars in thousands)
Accounts receivable allowance:
Years ended December 31,
2012	$2,516	$3,452	$—	$3,089	$2,879
2011	$2,557	$3,390	$—	$3,431	$2,516
2010	$2,415	$3,637	$—	$3,495	$2,557

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
	(Dollars in thousands)
Valuation allowance on deferred tax asset:
Years ended December 31,
2012	$26,475	$(44)	$1,066	—	$27,497
2011	$25,267	$—	$1,208	$—	$26,475
2010	$5,201	$—	$20,833	$767	$25,267

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MKS INSTRUMENTS, INC.

By:	/s/ LEO BERLINGHIERI
LEO BERLINGHIERI Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURES	TITLE	DATE

/S/ JOHN R. BERTUCCI John R. Bertucci	Chairman of the Board of Directors	February 18, 2013

/S/ LEO BERLINGHIERI Leo Berlinghieri	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2013

/S/ SETH H. BAGSHAW Seth H. Bagshaw	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 26, 2013

/S/ CRISTINA H. AMON Cristina H. Amon	Director	February 21, 2013

/S/ ROBERT R. ANDERSON Robert R. Anderson	Director	February 21, 2013

/S/ GREGORY R. BEECHER Gregory R. Beecher	Director	February 19, 2013

/S/ RICHARD S. CHUTE Richard S. Chute	Director	February 19, 2013

/S/ PETER R. HANLEY Peter R. Hanley	Director	February 21, 2013

/S/ ELIZABETH A. MORA Elizabeth A. Mora	Director	February 20, 2013