Form 10-Q
period 2013-03-31
MKS INSTRUMENTS INC
filed 2013-05-08
CIK 1049502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 1, 2013, the registrant had 53,006,559 shares of common stock outstanding.

MKS INSTRUMENTS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MKS INSTRUMENTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$266,708	$287,588
Short-term investments	331,634	327,653
Trade accounts receivable, net	90,457	82,060
Inventories	131,253	134,639
Deferred income taxes	8,585	8,194
Other current assets	30,008	28,048

Total current assets	858,645	868,182

Property, plant and equipment, net	79,709	80,516
Long-term investments	10,157	12,158
Goodwill	150,340	150,733
Intangible assets, net	13,750	11,561
Other assets	12,807	11,692

Total assets	$1,125,408	$1,134,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$759	$—
Accounts payable	21,159	16,803
Accrued compensation	17,621	20,955
Income taxes payable	3,151	4,148
Other current liabilities	34,042	37,405

Total current liabilities	76,732	79,311

Other liabilities	45,613	43,375

Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred Stock, $0.01 par value per share, 2,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, no par value, 200,000,000 shares authorized; 52,794,736 and 52,748,849 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	113	113
Additional paid-in capital	719,782	718,005
Retained earnings	275,058	278,583
Accumulated other comprehensive income	8,110	15,455

Total stockholders’ equity	1,003,063	1,012,156

Total liabilities and stockholders’ equity	$1,125,408	$1,134,842

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net revenues:
Products	$116,611	$164,488
Services	25,034	26,380

Total net revenues	141,645	190,868
Cost of revenues:
Cost of products	70,575	91,024
Cost of services	16,368	16,053

Total cost of revenues	86,943	107,077

Gross profit	54,702	83,791

Research and development	15,248	16,184
Selling, general and administrative	34,173	34,119
Completed acquisition costs	171	—
Amortization of intangible assets	434	119

Income from operations	4,676	33,369
Interest income	305	261
Interest expense	14	9

Income before income taxes	4,967	33,621
(Benefit) provision for income taxes	(794)	10,853

Net income	$5,761	$22,768

Other comprehensive (loss) income:
Changes in value of financial instruments designated as cash flow hedges, net of tax expense(1)	$1,011	$641
Foreign currency translation adjustments, net of tax of $0 for the three months ended March 31, 2013 and 2012, respectively	(8,340)	301
Unrealized (loss) on investments, net of tax (benefit)(2)	(16)	(41)

Total comprehensive (loss) income	$(1,584)	$23,669

Net income per share:
Basic	$0.11	$0.43

Diluted	$0.11	$0.43

Cash dividends per common share	$0.16	$0.15

Weighted average common shares outstanding:
Basic	52,773	52,504

Diluted	53,359	53,222

(1)	Tax expense was $605 and $413 for the three months ended March 31, 2013 and 2012, respectively.
(2)	Tax benefit was $(10) and $(27) for the three months ended March 31, 2013 and 2012, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$5,761	$22,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,092	3,143
Stock-based compensation	3,798	3,300
Provision for excess and obsolete inventory	3,161	4,263
Deferred income taxes	1,228	1,032
Excess tax benefits from stock-based compensation	(199)	(657)
Other	936	532
Changes in operating assets and liabilities:
Trade accounts receivable	(10,348)	(12,217)
Inventories	(347)	578
Income taxes	(3,253)	3,648
Other current assets	(1,801)	3,519
Accrued compensation and other liabilities	(4,884)	(187)
Accounts payable	4,512	(2,289)
Other non-current assets/liabilities	(193)	—

Net cash provided by operating activities	2,463	27,433

Cash flows from investing activities:
Acquisition of business	(1,963)	—
Purchases of investments	(88,525)	(101,257)
Maturities of investments	84,145	105,473
Sales of investments	2,371	15,941
Purchases of property, plant and equipment	(3,356)	(4,567)
Other	130	(146)

Net cash (used in) provided by investing activities	(7,198)	15,444

Cash flows from financing activities:
Proceeds from short-term borrowings	6	2,896
Payments on short-term borrowings	—	(4,401)
Repurchase of common stock	(1,668)	(3,721)
Net (payments) proceeds related to employee stock awards	(1,251)	19
Dividend payments to common stockholders	(8,448)	(7,877)
Excess tax benefits from stock-based compensation	199	657

Net cash (used in) financing activities	(11,162)	(12,427)

Effect of exchange rate changes on cash and cash equivalents	(4,983)	2,307

(Decrease) increase in cash and cash equivalents	(20,880)	32,757
Cash and cash equivalents at beginning of period	287,588	312,916

Cash and cash equivalents at end of period	$266,708	$345,673

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1)	Basis of Presentation

The terms “MKS” and the “Company” refer to MKS Instruments, Inc. and its subsidiaries. The interim financial data as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 are unaudited; however, in the opinion of MKS, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The consolidated balance sheet presented as of December 31, 2012 has been derived from the audited consolidated financial statements as of that date. The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by United States generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the MKS Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on February 26, 2013.

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

2)	Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” This ASU is intended to enhance the understanding of the effects of netting arrangements on an entity’s financial statements, including financial instruments and derivative instruments that are either offset or subject to a master netting arrangement. The scope of this ASU includes derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities borrowing and lending arrangements. In January 2013, the FASB issued ASU No. 2013-01 “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” This standard provided additional guidance on the scope of ASU 2011-11. The provisions of this ASU are effective for interim and annual periods beginning on or after January 1, 2013. This new ASU does not have a material effect on the Company’s consolidated financial statements.

On February 5, 2013, the FASB issued ASU No. 2013-02, “Other Comprehensive Income (Topic 220: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU is intended to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income, by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirely in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The provisions of this ASU are effective prospectively for interim and annual periods beginning after December 15, 2012. This new ASU does not have a material effect on the Company’s consolidated financial statements.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

3)	Investments

The fair value of short-term investments with maturities or estimated lives of less than one year consists of the following:

	March 31, 2013	December 31, 2012
Available-for-sale investments:
Time deposits	$—	$52
Bankers’ acceptance drafts	93	242
U.S. treasury obligations	13,042	13,054
U.S. agency obligations	317,686	313,514

	$330,821	$326,862

Trading investments:
Mutual funds	813	791

	$331,634	$327,653

The fair value of long-term available-for-sale investments with maturities of more than one year consists of the following:

	March 31, 2013	December 31, 2012
Time deposits	$53	$—
U.S. agency obligations	10,104	12,158

	$10,157	$12,158

The following tables show the gross unrealized gains and (losses) aggregated by investment category for short-term and long-term available-for-sale investments:

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
As of March 31, 2013:
Short-term investments:
Bankers’ acceptance drafts	$93	$—	$—	$93
U.S. treasury obligations	13,036	6	—	13,042
U.S. agency obligations	317,517	171	(2)	317,686

	$330,646	$177	$(2)	$330,821

Long-term investments:
Time deposits	$53	$—	$—	$53
U.S. agency obligations	10,099	5	—	10,104

	$10,152	$5	$—	$10,157

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
As of December 31, 2012:
Short-term investments:
Time deposits	$52	$—	$—	$52
Bankers’ acceptance drafts	242	—	—	242
U.S. treasury obligations	13,045	9	—	13,054
U.S. agency obligations	313,262	258	(6)	313,514

	$326,601	$267	$(6)	$326,862

Long-term investments:
U.S. agency obligations	$12,156	$2	$—	$12,158

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

Interest income is accrued as earned. Dividend income is recognized as income on the date the stock trades “ex-dividend.” The cost of marketable securities sold is determined by the specific identification method. Realized gains or losses are reflected in income and were not material for the three months ended March 31, 2013 and 2012, respectively.

The unrealized gains and losses for trading investments were immaterial for the three months ended March 31, 2013 and 2012.

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

Assets and liabilities of the Company are measured at fair value on a recurring basis as of March 31, 2013 and are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	Total March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$85,863	$85,863	$—	$—
Bankers’ acceptance drafts	136	—	136	—
Trading securities:
Mutual funds	813	813	—	—
Available-for-sale securities:
Bankers’ acceptance drafts	93	—	93	—
U.S. treasury obligations	13,042	—	13,042	—
U.S. agency obligations	327,790	302,684	25,106	—
Derivatives – currency forward contracts	1,566	—	1,566	—

Total assets	$429,303	$389,360	$39,943	$—

Liabilities:
Derivatives – currency forward contracts	$300	$—	$300	$—

Reported as follows:
Assets:
Cash and cash equivalents(1)	$85,999	$85,863	$136	$—
Short-term investments	331,634	293,393	38,241	—
Other current assets	1,566	—	1,566	—

Total current assets	$419,199	$379,256	$39,943	$—

Long-term investments(2)	$10,104	$10,104	$—	$—

Liabilities:
Other current liabilities	$300	$—	$300	$—

(1)	The cash and cash equivalent amounts presented in the table above do not include cash of $169,929 and non-negotiable time deposits of $10,780 as of March 31, 2013.
(2)	The long-term investments presented in the table above do not include non-negotiable time deposits of $53 as of March 31, 2013.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

Assets and liabilities of the Company are measured at fair value on a recurring basis as of December 31, 2012 and are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	Total December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$51,291	$51,291	$—	$—
Bankers acceptance drafts	16	—	16	—
Trading securities:
Mutual funds	791	791	—	—
Available-for-sale securities:
Bankers’ acceptance drafts	242	—	242	—
U.S. treasury obligations	13,054	—	13,054	—
U.S. agency obligations	325,672	295,665	30,007	—
Derivatives – currency forward contracts	961	—	961	—

Total assets	$392,027	$347,747	$44,280	$—

Liabilities:
Derivatives – currency forward contracts	$1,310	$—	$1,310	$—

Reported as follows:
Assets:
Cash and cash equivalents(1)	$51,307	$51,291	$16	$—
Short-term investments(2)	327,601	284,298	43,303	—
Other current assets	961	—	961	—

Total current assets	$379,869	$335,589	$44,280	$—

Long-term investments	$12,158	$12,158	$—	$—

Liabilities:
Other current liabilities	$1,310	$—	$1,310	$—

(1)	The cash and cash equivalent amounts presented in the table above do not include cash of $185,143 and non-negotiable time deposits of $51,138 as of December 31, 2012.
(2)	The short-term investments presented in the table above do not include non-negotiable time deposits of $52 as of December 31, 2012.

Money Market Funds

Money market funds are cash and cash equivalents and are classified within Level 1 of the fair value hierarchy.

Trading Mutual Fund Investments

As of March 31, 2013 and December 31, 2012, trading investments consisted of certain U.S. and international equity mutual funds and government agency fixed income mutual funds.

Bankers’ Acceptance Drafts

Bankers’ acceptance drafts are short-term credit investments created by a non-financial firm and guaranteed by a bank. These drafts are often traded at a discount from face value and may be traded on a secondary market.

Available-For-Sale Investments

As of March 31, 2013 and December 31, 2012, available-for-sale investments consisted of time deposits and drafts denominated in the Euro currency, U.S. treasury obligations and U.S. agency obligations. The Company measures its debt and equity investments at fair value. The Company’s available-for-sale investments are classified within Level 1 and Level 2 of the fair value hierarchy.

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

As of March 31, 2013 and December 31, 2012, the Company had outstanding forward foreign exchange contracts with gross notional values of $26,596 and $41,448, respectively. The following tables provide a summary of the primary net hedging positions and corresponding fair values held as of March 31, 2013 and December 31, 2012:

	March 31, 2013
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value(1) Asset/(Liability)
U.S. Dollar/Japanese Yen	$8,962	$1,291
U.S. Dollar/South Korean Won	12,684	(183)
U.S. Dollar/Euro	2,669	38
U.S. Dollar/U.K. Pound Sterling	2,281	120

Total	$26,596	$1,266

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

	December 31, 2012
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value(1) Asset/(Liability)
U.S. Dollar/Japanese Yen	$13,992	$961
U.S. Dollar/South Korean Won	19,374	(1,180)
U.S. Dollar/Euro	4,217	(57)
U.S. Dollar/U.K. Pound Sterling	3,865	(73)

Total	$41,448	$(349)

(1)	Represents the fair value of the net asset / (liability) amount included in the consolidated balance sheets.

The following table provides a summary of the fair value amounts of the Company’s derivative instruments:

Derivatives Designated as Hedging Instruments	March 31, 2013	December 31, 2012
Derivative assets:
Forward exchange contracts	$1,566	$961
Derivative liabilities:
Forward exchange contracts	(300)	(1,310)

Total net derivative asset (liability) designated as hedging instruments(1)	$1,266	$(349)

(1)	The derivative assets of $1,566 and derivative liabilities of $300 are classified in other current assets and other current liabilities, respectively, in the consolidated balance sheet as of March 31, 2013. The derivative assets of $961 and derivative liabilities of $1,310 are classified in other current assets and other current liabilities, respectively, in the consolidated balance sheet as of December 31, 2012. These foreign exchange contracts are subject to a master netting agreement with one financial institution however, the Company has elected to record these contracts gross in the balance sheet.

The net amount of existing gains as of March 31, 2013 that is expected to be reclassified from accumulated OCI into earnings within the next twelve months is not material.

The following table provides a summary of the gains (losses) on derivatives designated as hedging instruments:

	Three Months Ended March 31,
Derivatives Designated as Cash Flow Hedging Relationships	2013	2012
Forward exchange contracts:
Net gain recognized in OCI(1)	$1,779	$1,334
Net gain (loss) reclassified from OCI into income(2)	203	(513)

(1)	Net change in the fair value of the effective portion classified in OCI.
(2)	Effective portion classified in cost of products for the three months ended March 31, 2013 and in selling, general and administrative expenses for the three months ended March 31, 2012.

The following table provides a summary of gains on derivatives not designated as hedging instruments:

	Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments	2013	2012
Forward exchange contracts:
Net gain recognized in income(1)	$491	$—

(1)	The Company has a forward foreign exchange contract that hedges an intercompany loan with its Korean subsidiary. This hedge does not qualify for hedge accounting and any gains (losses) are recorded immediately in selling, general and administrative expenses.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

6)	Inventories

Inventories consist of the following:

	March 31, 2013	December 31, 2012
Raw materials	$75,752	$76,610
Work-in-process	19,708	19,708
Finished goods	35,793	38,321

	$131,253	$134,639

7)	Acquisition

On March 12, 2013, the Company acquired Alter Power Systems S.r.l. (“Alter”), located in Reggio Emilia, Italy for a purchase price of approximately $2,454. Total cash paid was $1,963 in March 2013. The remaining $491 will be paid once holdback provisions are met. Alter develops advanced microwave power generators, components and systems for industrial microwave heating, microwave plasma coating and semiconductor applications. This acquisition, strengthens the Company’s existing microwave plasma expertise and product portfolio, and extends its opportunity into high growth, non-plasma microwave applications for industrial processes, food and beverage manufacturing and other markets.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition:

Current assets	$1,608
Property and equipment	211
Intangible assets	3,093

Total assets acquired	4,912
Debt (Note 11)	791
Deferred taxes and other liabilities	1,667

Total liabilities assumed	2,458

Total purchase price	$2,454

The intangible assets associated with the acquisition are not deductible for tax purposes. The following table reflects the allocation of the acquired intangible assets and related estimates of useful lives. These acquired intangibles will be amortized on a straight-line basis.

Current developed technology	$2,495	9 year useful life
Trade names	598	3 year useful life

	$3,093

The results of this acquisition were included in the Company’s consolidated operations beginning on March 12, 2013. The pro forma consolidated statements reflecting the operating results of Alter, had they been acquired as of January 1, 2013, would not differ materially from the operating results of the Company as reported for the quarter ended March 31, 2013. Alter is included in the Power and Reactive Gas Products group and the Advanced Manufacturing Capital Equipment reportable segment.

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

As of October 31, 2012, the Company performed its annual impairment assessment of goodwill and determined that there was no impairment.

The changes in the carrying amount of goodwill and accumulated impairment losses during the three months ended March 31, 2013 and twelve months ended December 31, 2012 were as follows:

	2013			2012
	Gross Carrying Amount	Accumulated Impairment Loss	Net	Gross Carrying Amount	Accumulated Impairment Loss	Net
Beginning balance at January 1	$290,147	$(139,414)	$150,733	$279,498	$(139,414)	$140,084
Acquired goodwill(1)	—	—	—	9,989	—	9,989
Foreign currency translation	(393)	—	(393)	660	—	660

Ending balance at March 31, 2013 and December 31, 2012	$289,754	$(139,414)	$150,340	$290,147	$(139,414)	$150,733

(1)	In August 2012, the Company purchased Plasmart, Inc. for $22,607, net of cash acquired. The Company recorded $9,989 of goodwill in connection with the acquisition.

Intangible Assets

Components of the Company’s intangible assets are comprised of the following:

	Gross	Accumulated Amortization	Foreign Currency Translation	Net
As of March 31, 2013:
Completed technology(1)	$84,579	$(77,391)	$(8)	$7,180
Customer relationships	14,571	(9,125)	109	5,555
Patents, trademarks, trade names and other(1)	25,636	(24,634)	13	1,015

	$124,786	$(111,150)	$114	$13,750

(1)	In March 2013, the Company purchased Alter for $2,454. The Company recorded $3,093 of separately identified intangible assets, of which $2,495 was completed technology and $598 was trademarks and trade names.

	Gross	Accumulated Amortization	Foreign Currency Translation	Net
As of December 31, 2012:
Completed technology	$82,084	$(77,243)	$254	$5,095
Customer relationships	14,571	(8,886)	312	5,997
Patents, trademarks, trade names and other	25,038	(24,587)	18	469

	$121,693	$(110,716)	$584	$11,561

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

Aggregate amortization expense related to acquired intangibles for the three months ended March 31, 2013 and 2012 were $434 and $119, respectively. Estimated amortization expense for each of the remaining fiscal years is as follows:

Year	Amount
2013 (remaining)	$1,536
2014	1,685
2015	1,668
2016	1,511
2017	1,469
2018	1,460
Thereafter	4,421

9)	Other Assets

	March 31, 2013	December 31, 2012
Other Current Assets:
Income tax receivable	$12,513	$12,768
Other	17,495	15,280

Total other current assets	$30,008	$28,048

Other Assets:
Deferred tax assets, net	$10,907	$9,497
Other	1,900	2,195

Total other assets	$12,807	$11,692

10)	Other Liabilities

	March 31, 2013	December 31, 2012
Other Current Liabilities:
Product warranties	$7,533	$8,266
Deferred revenue	7,143	9,280
Other	19,366	19,859

Total other current liabilities	$34,042	$37,405

Other Liabilities:
Long-term income tax payable	$21,123	$20,880
Accrued compensation	19,620	18,750
Other	4,870	3,745

Total other liabilities	$45,613	$43,375

11)	Debt

The Company’s Japanese subsidiary has lines of credit and short-term borrowing arrangements with two financial institutions which, generally expire and are renewed at three month intervals. The lines of credit provide for aggregate borrowings as of March 31, 2013 of up to an equivalent of $24,424 U.S. dollars, with interest rates ranging from 0.63% to 1.475%. There were no borrowings outstanding under these arrangements at March 31, 2013 and December 31, 2012.

The Company’s Korean subsidiary has an available line of credit with a financial institution from the 2012 Plasmart acquisition. The available line of credit, which expires in 2014, provides for aggregate borrowings as of March 31, 2013 of up to an equivalent of $1,349 U.S. dollars at an average interest rate of 5.19%. There were no borrowings outstanding under this arrangement at March 31, 2013 and December 31, 2012.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

The Company has lines of credit and short and long term borrowing arrangements with four financial institutions with various maturity dates from 2013 through 2015 as a result of the Alter acquisition. The lines of credit provide for aggregate borrowings as of March 31, 2013 of up to $872 U.S. dollars at interest rates ranging from 6.66% to 7.75%. The term loans provide for aggregate borrowings of up to an equivalent of $564 U.S. dollars at interest rates ranging from 1.34% to 4.23%. There was $791 outstanding under these arrangements at March 31, 2013.

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

Product warranty activities were as follows:

	Three Months Ended March 31,
	2013	2012
Balance at January 1	$8,266	$8,315
Provision for product warranties	630	692
Direct charges to warranty liability	(1,250)	(1,462)
Foreign currency translation	(113)	—

Balance at March 31	$7,533	$7,545

13)	Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2013 and 2012 was (16.0)% and 32.3%, respectively. The effective tax rate for the three months ended March 31, 2013, which was a benefit, was lower than the U.S. statutory tax rate due to certain tax incentives realized by the Company related to the year ended December 31, 2012, and recognized as discrete events in the quarter. These incentives were reinstated retroactively under The American Taxpayer Relief Act of 2012 that was signed into law on January 2, 2013, and reduced the effective tax rate for the three months ended March 31, 2013 by approximately 47%. The effective tax rate for the three months ended March 31, 2012, and the related income tax expense was lower than the U.S. statutory tax rate primarily due to the geographic mix of income and profits earned by the Company’s international subsidiaries being taxed at rates lower than the U.S. statutory rate.

At March 31, 2013, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $41,134. At December 31, 2012, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $40,674. The net increase from December 31, 2012 was attributable to an increase in reserves for existing uncertain tax positions. If these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of $20,038, excluding interest and penalties, would impact the Company’s effective tax rate as of March 31, 2013. The Company accrues interest expense and, if applicable, penalties for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. At March 31, 2013 and December 31, 2012, the Company had accrued interest on unrecognized tax benefits of approximately $1,771 and $1,571, respectively.

The Company and its subsidiaries are subject to examination by federal, state and foreign tax authorities. The Internal Revenue Service commenced an examination of the Company’s U.S. federal tax filings for open tax years through 2009 during the quarter ended June 30, 2012. The statute of limitations in the Company’s other tax jurisdictions remain open between fiscal year 2006 through present.

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

14)	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2013	2012
Numerator:
Net income	$5,761	$22,768

Denominator:
Shares used in net income per common share – basic	52,773,000	52,504,000
Effect of dilutive securities:
Stock options, restricted stock and employee stock purchase plan	586,000	718,000

Shares used in net income per common share – diluted	53,359,000	53,222,000

Net income per common share:
Basic	$0.11	$0.43
Diluted	$0.11	$0.43

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

As of March 31, 2013, stock options and restricted stock units relating to an aggregate of approximately 1,261,000 shares were outstanding. For the three months ended March 31, 2013 and 2012, the potential dilutive effect of approximately 98,000 and 97,000 weighted-average shares, respectively, of restricted stock units and stock options were excluded from the computation of diluted weighted-average shares outstanding as the shares would have an anti-dilutive effect on EPS.

15)	Stockholder’s Equity

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

During the three months ended March 31, 2013, the Company repurchased 61,000 shares of its common stock for $1,668 for an average price of $27.35 per share.

Cash Dividends

Holders of the Company’s common stock are entitled to receive dividends when they are declared by the Company’s Board of Directors. During the three months ended March 31, 2013, the Board of Directors authorized a cash dividend of $0.16 per share, which totaled $8,448. During the three months ended March 31, 2012, the Board of Directors authorized a cash dividend of $0.15 per share, which totaled $7,877.

On May 6, 2013, our Board of Directors declared a quarterly cash dividend of $0.16 per share to be paid on June 14, 2013 to shareholders of record as of June 3, 2013. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of the Company’s Board of Directors.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

16)	Business Segment, Geographic Area, Product and Significant Customer Information

The Company has four reportable segments based upon the manner in which information is produced internally and provided to the Company’s chief operating decision-maker (“CODM”).

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

PFMC Products, Controls Products, ASTeX Products, ENI Products and HPS Products comprise a single reportable segment due to the similarities of the operating segments. This reportable segment, Advanced Manufacturing Capital Equipment, includes the development, manufacturing, sales and servicing of instruments and control products, power and reactive gas products, and vacuum products, all of which are utilized in semiconductor processing and other similar advanced manufacturing processes. Sales in this segment include both external sales and intercompany sales (which are stated at agreed upon transfer prices). External sales of these products made in Europe or Asia are reported as sales in the Europe Region Sales & Service or Asia Region Sales & Service segments.

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

The following is net revenues by reportable segment:

	Three Months Ended March 31,
	2013	2012
Advanced Manufacturing Capital Equipment	$105,327	$143,223
Analytical Solutions Group	14,396	15,793
Europe Region Sales & Service Operations(1)	11,646	12,206
Asia Region Sales & Service Operations(1)	47,353	72,097
Corporate, Eliminations and Other	(37,077)	(52,451)

	$141,645	$190,868

(1)	The Europe and Asia foreign sales and service operations do not represent total geographical Europe and Asia financial information. These sales and service operations mainly represent the sales from the resale and service of Advanced Manufacturing Capital Equipment and Analytical Solutions Group products in their respective regions. The Advanced Manufacturing Capital Equipment and Analytical Solutions Group segments both have sales in each region. Accordingly, total geographical sales include sales from multiple reportable segments.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

The following is gross profit by reportable segment:

	Three Months Ended March 31,
	2013	2012
Advanced Manufacturing Capital Equipment	$34,836	$57,838
Analytical Solutions Group	7,448	8,100
Europe Region Sales & Service Operations(1)	3,191	4,151
Asia Region Sales & Service Operations(1)	8,831	11,861
Corporate, Eliminations and Other	396	1,841

	$54,702	$83,791

(1)	The Europe and Asia foreign sales and service operations do not represent total geographical Europe and Asia financial information. These sales and service operations mainly represent the sales from the resale and service of Advanced Manufacturing Capital Equipment and Analytical Solutions Group products in their respective regions. The Advanced Manufacturing Capital Equipment and Analytical Solutions Group segments both have sales in each region. Accordingly, total geographical sales include sales from multiple reportable segments.

The following is capital expenditures by reportable segment for the three months ended March 31, 2013 and 2012:

	Product Groups		Foreign Sales & Service Operations
	Advanced Manufacturing Capital Equipment	Analytical Solutions Group	Europe	Asia	Corporate, Eliminations and Other	Total
Three Months Ended March 31, 2013:
Capital expenditures	$2,612	$111	$15	$63	$555	$3,356

	Product Groups		Foreign Sales & Service Operations
	Advanced Manufacturing Capital Equipment	Analytical Solutions Group	Europe	Asia	Corporate, Eliminations and Other	Total
Three Months Ended March 31, 2012:
Capital expenditures	$3,176	$115	$45	$292	$939	$4,567

The following is depreciation and amortization by reportable segment for the three months ended March 31, 2013 and 2012:

	Product Groups		Foreign Sales & Service Operations
	Advanced Manufacturing Capital Equipment	Analytical Solutions Group	Europe	Asia	Corporate, Eliminations and Other	Total
Three Months Ended March 31, 2013:
Depreciation and amortization	$2,941	$243	$74	$294	$540	$4,092

	Product Groups		Foreign Sales & Service Operations
	Advanced Manufacturing Capital Equipment	Analytical Solutions Group	Europe	Asia	Corporate, Eliminations and Other	Total
Three Months Ended March 31, 2012:
Depreciation and amortization	$2,138	$199	$81	$369	$356	$3,143

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

The following is segment assets by reportable segment:

	Product Groups		Foreign Sales & Service Operations
	Advanced Manufacturing Capital Equipment	Analytical Solutions Group	Europe	Asia	Corporate, Eliminations and Other	Total
March 31, 2013:
Segment assets:
Accounts receivable	$13,696	$5,497	$5,865	$33,413	$31,986	$90,457
Inventory	106,872	3,975	3,770	24,367	(7,731)	131,253

Total segment assets	$120,568	$9,472	$9,635	$57,780	$24,255	$221,710

	Product Groups		Foreign Sales & Service Operations
	Advanced Manufacturing Capital Equipment	Analytical Solutions Group	Europe	Asia	Corporate, Eliminations and Other	Total
December 31, 2012:
Segment assets:
Accounts receivable	$9,644	$5,889	$5,813	$32,088	$28,626	$82,060
Inventory	108,397	3,841	3,691	29,534	(10,824)	134,639

Total segment assets	$118,041	$9,730	$9,504	$61,622	$17,802	$216,699

A reconciliation of segment assets to consolidated total assets is as follows:

	March 31, 2013	December 31, 2012
Total segment assets	$221,710	$216,699
Cash and cash equivalents and investments	608,499	627,399
Other current assets	38,593	36,242
Property, plant and equipment, net	79,709	80,516
Goodwill and intangible assets, net	164,090	162,294
Other assets	12,807	11,692

Consolidated total assets	$1,125,408	$1,134,842

Worldwide Product Information

Because the reportable segment information above does not reflect worldwide sales of the Company’s products, the Company groups its products into four groups of similar products based upon the similarity of product function. Worldwide net revenue for each group of products is as follows:

	Three Months Ended March 31,
	2013	2012
Instruments and Control Products	$60,028	$77,481
Power and Reactive Gas Products	52,063	77,566
Vacuum Products	15,158	20,028
Analytical Solutions Group Products	14,396	15,793

	$141,645	$190,868

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

	Three Months Ended March 31,
	2013	2012
Net revenues
United States	$74,567	$95,104
Japan	13,829	33,433
Europe	18,803	21,985
Asia (excluding Japan)	34,446	40,346

	$141,645	$190,868

	March 31, 2013	December 31, 2012
Long-lived assets(1)
United States	$62,536	$62,203
Japan	2,237	2,562
Europe	5,215	5,844
Asia (excluding Japan)	11,621	12,102

	$81,609	$82,711

(1)	Long-lived assets include property, plant and equipment, net and certain other long-term assets.

Major Customers

The Company had two customers with net revenues greater than 10% of total net revenues in the periods shown as follows:

	Three Months Ended March 31,
	2013	2012
Customer A	14.7%	14.9%
Customer B	9.6%	10.8%

17)	Commitments and Contingencies

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

MKS INSTRUMENTS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used herein, the words “believes,” “anticipates,” “plans,” “expects,” “estimates,” “would,” “will,” “intends” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect management’s current opinions and are subject to certain risks and uncertainties that could cause results to differ materially from those stated or implied. While we may elect to update forward looking statements in the future, we specifically disclaim any obligation to do so even if our estimates or expectations change. Risks and uncertainties include, but are not limited to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 in the section entitled “Risk Factors” as referenced in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

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

We have a diverse base of customers that includes manufacturers of semiconductor capital equipment and semiconductor devices, thin film capital equipment used in the manufacture of flat panel displays, LEDs, solar cells, data storage media and other coating applications; and other industrial, medical, pharmaceutical manufacturing, energy generation, environmental monitoring and other advanced manufacturing companies, as well as university, government and industrial research laboratories. For the three months ended March 31, 2013 and 2012, approximately 63% and 66% of our net revenues, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers. We expect that sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers will continue to account for a substantial portion of our sales.

We have four reportable segments: Advanced Manufacturing Capital Equipment, Analytical Solutions Group, Europe Region Sales & Service and Asia Region Sales & Service. The Advanced Manufacturing Capital Equipment segment includes the development, manufacture, sales and servicing of instruments and control products, power and reactive gas products, materials delivery products and vacuum products, all of which are utilized in semiconductor processing and other similar advanced manufacturing processes. Sales in this segment include both external sales and intercompany sales (which are recorded at agreed upon transfer prices). External sales of these products made in Europe or Asia are reported as sales in the Europe Region Sales & Service or Asia Region Sales & Service segments. The Analytical Solutions Group includes gas composition analysis, information technology products and custom fabrication services. The Europe and Asia region sales and service segments mainly resell and service the Advanced Manufacturing Capital Equipment and Analytical Solutions Group products sold into their respective regions.

Net revenues to semiconductor capital equipment manufacture and semiconductor device manufacture customers declined by 28% for the three months ended March 31, 2013 compared to the same period in the prior year. In the second half of 2012, we witnessed a significant drop in semiconductor capital spending, but conditions stabilized in the fourth quarter of 2012 and our semiconductor net revenue increased approximately 21% in the first quarter of 2013 compared to the fourth quarter of 2012. The semiconductor capital equipment industry is subject to rapid demand shifts, which are difficult to predict, and we are uncertain as to the timing or extent of future demand or any future weakness in the semiconductor capital equipment industry.

Our net revenues sold to other advanced markets, which exclude semiconductor capital equipment and semiconductor device product applications, declined by 21% for the three months ended March 31, 2013 compared to the same period for the prior year. This decline was primarily caused by a decrease in the solar market, which declined by 74%, as this industry has contracted over the past two years due to oversupply.

A significant portion of our net revenues is to customers in international markets. For the three months ended March 31, 2013 and 2012, international net revenues accounted for approximately 47% and 50% of our net revenues, respectively. A significant portion of our international net revenues were in Japan, Korea and China. We expect that international net revenues will continue to represent a significant percentage of our total net revenues.

On March 12, 2013, we completed our acquisition of Alter Power Systems S.r.l (“Alter”) located in Reggio Emilia, Italy. Alter develops advanced microwave power generators, components and systems for industrial microwave heating, microwave plasma coating and semiconductor applications. The purchase price was $2.5 million.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. There have been no material changes in our critical accounting policies since December 31, 2012. For further information, please see the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2012 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total net revenues of certain line items included in MKS’ consolidated statements of operations and comprehensive income data.

	Three Months Ended March 31,
	2013	2012
Net revenues:
Product	82.3%	86.2%
Services	17.7	13.8

Total net revenues	100.0	100.0
Cost of revenues:
Cost of product revenues	49.8	47.7
Cost of service revenues	11.6	8.4

Total cost of revenues	61.4	56.1

Gross profit	38.6	43.9
Research and development	10.8	8.4
Selling, general and administrative	24.1	17.9
Completed acquisition costs	0.1	—
Amortization of intangible assets	0.3	0.1

Income from operations	3.3	17.5
Interest income, net	0.2	0.1

Income from operations before income taxes	3.5	17.6
(Benefit) provision for income taxes	(0.6)	5.7

Net income	4.1%	11.9%

Net Revenues

	Three Months Ended March 31,
(dollars in millions)	2013	2012	% Change
Product	$116.6	$164.5	(29.1)%
Service	25.0	26.4	(5.1)

Total net revenues	$141.6	$190.9	(25.8%)

Product revenues decreased $47.9 million during the three months ended March 31, 2013, compared to the same period for the prior year. Product revenues from customers in the semiconductor markets decreased by 32.1% for the three month period ended March 31, 2013 compared to the same period in the prior year, while product revenues to customers in our non-semiconductor markets decreased by 23.1% for the same period. The decrease in the semiconductor markets we serve was mainly the result of the worldwide economic uncertainty as these industries have contracted over the past two years due to oversupply and slowing consumer spending in the second half of 2012 resulting in lower electronics demand and a slowing of investments in semiconductor production capacity. The decrease in the non-semiconductor markets was primarily caused by decreases in the solar markets.

Service revenues consisted mainly of fees for services relating to the maintenance and repair of our products and software services, installation and training. Service revenues decreased $1.4 million during the three months ended March 31, 2013, compared to the same period in the prior year.

Total international net revenues, including product and service, were $67.1 million for the three months ended March 31, 2013, or 47.4% of net revenues, compared to $95.8 million for the three months ended March 31, 2012, or 50.2% of net revenues. The decrease is mainly attributable to a decrease in sales in China, primarily attributed to a significant solar shipment during the three months ended March 31, 2012, and a decrease in sales in Japan.

The following is our net revenues by reportable segment (in millions):

	Three Months Ended March 31,
	2013	2012	% Change
Net revenues:
Advanced Manufacturing Capital Equipment	$105.3	$143.2	(26.5)
Analytical Solutions Group	14.4	15.8	(8.8)
Europe Region Sales & Service	11.6	12.2	(4.6)
Asia Region Sales & Service	47.4	72.1	(34.3)
Corporate, Eliminations and Other	(37.1)	(52.4)	29.3

Total net revenues	$141.6	$190.9	(25.8)

Net revenues decreased 34.3% for the Asia Region Sales & Service segment and 26.5% for the Advanced Manufacturing Capital Equipment segment for the three months ended March 31, 2013, compared to the same period in the prior year. These decreases are consistent with our overall consolidated revenue decreases for the same periods, since both of these groups sell into the semiconductor and non-semiconductor markets and comprise the majority of our consolidated revenues. The decrease of 4.6% in the Europe Region Sales & Service segment and 8.8% for the Analytical Solutions Group segment for the three months ended March 31, 2013, compared to the same period in the prior year was mainly due to the fact that these two product groups do not sell as much to the semiconductor markets and had increases in the general industrial markets, related to specific customers, which offset decreases in other advanced markets.

Gross Profit

	Three Months Ended March 31,
	2013	2012	% Points Change
Gross profit as a percentage of net revenues:
Product	39.5%	44.7%	(5.2)
Service	34.6	39.1	(4.5)

Total gross profit percentage	38.6%	43.9%	(5.3)

Gross profit on product revenues decreased by 5.2% for the three months ended March 31, 2013, compared to the same period for the prior year. The decrease is primarily due to a decrease of 4.1% due to lower revenue volumes and 3.4% related to unfavorable product mix. These decreases were partially offset by an increase of 1.3% due to lower overhead spending, 0.5% due to less variable compensation, and 0.4% due to lower warranty charges.

Cost of service revenues, which includes salaries and related expenses and other fixed costs, consists primarily of providing services for repair and software services and training. Service gross profit decreased by 4.5% for the three months ended March 31, 2013 compared to the same period in the prior year. The decrease is primarily due to a decrease of 3.5% due to higher overhead costs, 1.1% due to lower revenue volumes and 0.3% due to higher warranty charges. These decreases were partially offset by an increase of 0.6% related to favorable product mix. The higher overhead costs are mainly due to continued investment in our service organization.

The following is gross profit as a percentage of net revenues by reportable segment:

	Three Months Ended March 31,
	2013	2012	% Points Change
Gross profit:
Advanced Manufacturing Capital Equipment	33.1%	40.4%	(7.3)
Analytical Solutions Group	51.7	51.3	0.4
Europe Region Sales & Service	27.4	34.0	(6.6)
Asia Region Sales & Service	18.6	16.5	2.1
Corporate, Eliminations and Other	(1.1)	(3.5)	2.4

Total gross profit	38.6%	43.9%	(5.3)

Gross profit for the Advanced Manufacturing Capital Equipment group decreased 7.3% for the three month period ended March 31, 2013, compared to the same period in the prior year. The decrease is primarily related to lower revenue volumes and unfavorable product mix.

Gross profit for the Analytical Solutions Group remained relatively flat for the three month period ended March 31, 2013, compared to the same period in the prior year.

Gross profit for the Europe Region Sales & Service operations decreased 6.6% for the three month period ended March 31, 2013, compared to the same period in the prior year. The decrease is primarily related to unfavorable product mix and higher excess and obsolete inventory charges.

Gross profit for the Asia Region Sales & Service operations increased 2.1% for the three month period ended March 31, 2013, compared to the same period in the prior year. The increase is primarily related to favorable product mix, partially offset by unfavorable revenue volumes and unfavorable foreign exchange.

Research and Development

	Three Months Ended March 31,
(dollars in millions)	2013	2012	% Change
Research and development expenses	$15.2	$16.2	(5.8)

Research and development expenses decreased $1.0 million for the three months ended March 31, 2013, compared to the same period in the prior year. This decrease includes a decrease of $0.5 million in consulting and professional fees and a decrease of $0.4 million in project materials.

Our research and development is primarily focused on developing and improving our instruments, components, subsystems and process control solutions to improve process performance and productivity.

We have thousands of products and our research and development efforts primarily consist of a large number of projects related to these products, none of which is individually material to us. Current projects typically have durations of 3 to 30 months depending upon whether the product is an enhancement of existing technology or a new product. Our current initiatives include projects to enhance the performance characteristics of older products, to develop new products and to integrate various technologies into subsystems. These projects support in large part, the transition in the semiconductor industry to smaller integrated circuit geometries and in the flat panel display and solar markets to larger substrate sizes, which require more advanced process control technology. Research and development expenses consist primarily of salaries and related expenses for personnel engaged in research and development, fees paid to consultants, material costs for prototypes and other expenses related to the design, development, testing and enhancement of our products as well as legal costs associated with maintaining and defending our intellectual property.

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

Selling, General and Administrative

	Three Months Ended March 31,
(dollars in millions)	2013	2012	% Change
Selling, general and administrative expenses	$34.2	$34.1	0.2

Selling, general and administrative expenses remained relatively flat for the three months ended March 31, 2013, compared to the same period in the prior year. A decrease in commissions of $0.9 million was offset by an increase in foreign exchange of $0.8 million.

Completed Acquisition Costs

	Three Months Ended March 31,
(dollars in millions)	2013	2012	%Change
Completed acquisition costs	$0.2	—	100.0

We incurred $0.2 million of acquisition costs in 2013 related to our March 2013 acquisition of Alter. These costs are comprised of legal fees.

Amortization of Intangible Assets

	Three Months Ended March 31,
(dollars in millions)	2013	2012	% Change
Amortization of intangible assets	$0.4	$0.1	264.7

Amortization expense for the three months ended March 31, 2013 increased by $0.3 million, compared to the same period in the prior year. This increase is primarily attributed to an increase relating to amortization from our August 2012 Plasmart, Inc. acquisition, offset by intangible assets that became fully amortized.

Interest Income, Net

	Three Months Ended March 31,
(dollars in millions)	2013	2012	% Change
Interest income, net	$0.3	$0.3	15.5

Interest income, net increased slightly for the three months ended March 31, 2013 compared to the same period in the prior year, resulting from changes in our investment portfolio.

(Benefit) Provision for Income Taxes

	Three Months Ended March 31,
(dollars in millions)	2013	2012	% Change
(Benefit) provision for income taxes	$(0.8)	$10.9	(107.3)

Our effective tax rate for the three months ended March 31, 2013 and 2012 was (16.0)% and 32.3%, respectively. The effective tax rate for the three months ended March 31, 2013, which was a benefit, was lower than the U.S. statutory tax rate primarily due to certain tax incentives realized by us related to the year ended December 31, 2012, and recognized as discrete events in the quarter. These incentives were reinstated retroactively under The American Taxpayer Relief Act of 2012 that was signed into law on January 2, 2013, and reduced the effective tax rate for the three months ended March 31, 2013 by approximately 47%. The effective tax rate for March 31, 2012, and the related income tax expense were lower than the U.S. statutory tax rate primarily due to the geographic mix of income and profits earned by our international subsidiaries being taxed at rates lower than the U.S. statutory rate.

At March 31, 2013, our total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $41.1 million. At December 31, 2012, our total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $40.7 million. The net increase from December 31, 2012 was attributable to an increase in reserves for existing uncertain tax positions. If these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of $20.0 million, excluding interest and penalties, would impact our effective tax rate as of March 31, 2013. We accrue interest expense and, if applicable, penalties for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. At March 31, 2013 and December 31, 2012, we had accrued interest on unrecognized tax benefits of approximately $1.8 million and $1.6 million, respectively.

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

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments totaled $598.3 million at March 31, 2013 compared to $615.2 million at December 31, 2012. This decrease was mainly attributable to our net cash used in investing activities and financing activities as a result of dividend payments to our common stockholders and capital expenditures.

Net cash provided by operating activities was $2.5 million for the three months ended March 31, 2013 and resulted mainly from net income of $5.8 million, which included non-cash charges of $11.1 million and changes in working capital of $16.3 million. The increase in working capital was primarily due to an increase in trade accounts receivable of $10.3 million, a decrease in accrued compensation of $4.9 million, a decrease in income taxes of $3.3 million, offset by an increase in accounts payable of $4.5 million. The increase in accounts receivable and accounts payable is due to increased business activities during the three months ended March 31, 2013, compared to the fourth quarter of 2012.

Net cash provided by operating activities was $27.4 million for the three months ended March 31, 2012 and resulted mainly from net income of $22.8 million, which included non-cash charges of $10.7 million, partially offset by a change in working capital of $6.9 million. The increase in working capital consisted primarily of a $12.2 million increase in trade accounts receivable and a $2.3 million decrease in accounts payable. These increases were partially offset by a decrease in income taxes receivable of $3.6 million and a decrease in other current assets of $3.5 million. The increase in trade accounts receivable is mainly a result of higher net sales for the three months ended March 31, 2012, compared to the fourth quarter of 2011.

Net cash used in investing activities of $7.2 million for the three months ended March 31, 2013, resulted primarily from $3.4 million in purchases of production related equipment, $2.0 million in net purchases of investments and $2.0 million from the acquisition of Alter. Net cash provided by investing activities of $15.4 million for the three months ended March 31, 2012, resulted primarily from net sales and maturities of $20.2 million of short-term and long-term investments partially offset by $4.6 million in purchases of production related equipment.

Net cash used in financing activities was $11.2 million for the three months ended March 31, 2013 and consisted primarily of $8.4 million of dividend payments made to common stockholders, $1.7 million related to the repurchase of common stock and $1.3 million of net payments related to tax payments for employee stock awards. Net cash used in financing activities was $12.4 million for the three months ended March 31, 2012 and consisted primarily of $7.9 million of dividend payments made to common stockholders, $3.7 million related to the repurchase of common stock and $1.5 million of net payments made on short-term borrowings.

Our Japanese subsidiary has lines of credit and short-term borrowing arrangements with two financial institutions which, generally expire and are renewed at three month intervals. The lines of credit provide for aggregate borrowings as of March 31, 2013 of up to an equivalent of $24.4 million U.S. dollars, with interest rates ranging from 0.63% to1.475%. There were no borrowings outstanding under these arrangements at March 31, 2013 and December 31, 2012.

Our Korean subsidiary has an available line of credit with a financial institution from the 2012 Plasmart acquisition. The available line of credit, which expires in 2014, provides for aggregate borrowings as of March 31, 2013 of up to an equivalent of $1.3 million U.S. dollars at an average interest rate of 5.19%. There were no borrowings outstanding under this arrangement at March 31, 2013 and December 31, 2012.

We have lines of credit and short and long term borrowing arrangements with four financial institutions with various maturity dates from 2013 through 2015 from the March 2013 Alter acquisition. The lines of credit provide for aggregate borrowings as of March 31, 2013 of up to $0.9 million U.S. dollars at interest rates ranging from 6.66% to 7.75%. The term loans provide for aggregate borrowings of up to an equivalent of $0.6 million U.S. dollars at interest rates ranging from 1.34% to 4.23%. There was $0.8 million outstanding under these arrangements at March 31, 2013.

On July 25, 2011, our Board of Directors approved a share repurchase program for the repurchase of up to an aggregate of $200 million of our outstanding common stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means. The timing and quantity of any shares repurchased will depend upon a variety of factors, including business conditions, stock market conditions and business development activities, including but not limited to merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice. During the three months ended March 31, 2013, we repurchased approximately 61,000 shares of our common stock for $1.7 million at an average price of $27.35 per share.

During the three months ended March 31, 2013, our Board of Directors declared a quarterly dividend of $0.16 per share that totaled $8.4 million.

On May 6, 2013, the Board of Directors declared a quarterly cash dividend of $0.16 per share to be paid on June 14, 2013 to stockholders of record as of June 3, 2013. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of our Board of Directors.

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

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board “FASB” issued Accounting Standards Update “ASU” No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” This ASU is intended to enhance the understanding of the effects of netting arrangements on an entity’s financial statements, including financial instruments and derivative instruments that are either offset or subject to a master netting arrangement. The scope of this ASU includes derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities borrowing and lending arrangements. In January 2013, the FASB issued ASU No. 2013-01 “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” This standard provided additional guidance on the scope of ASU 2011-11. The provisions of this ASU are effective for interim and annual periods beginning on or after January 1, 2013. This new ASU does not have a material effect on our consolidated financial statements.

On February 5, 2013, the FASB issued ASU No. 2013-02, “Other Comprehensive Income (Topic 220: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU is intended to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income, by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirely in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The provisions of this ASU are effective prospectively for interim and annual periods beginning after December  15, 2012. This new ASU does not have a material effect on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information concerning market risk is contained in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on February 26, 2013. As of March 31, 2013, there were no material changes in our exposure to market risk from December  31, 2012.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are subject to various legal proceedings and claims, which have arisen in the ordinary course of business.

In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS.

Information regarding risk factors affecting the Company’s business are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 in the section entitled “Risk Factors.” There have been no material changes from the risks disclosed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth certain information with respect to repurchases of our common stock during the three months ended March 31, 2013.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 – January 30, 2013	—	—	—	$186,493,000
February 1 – February 28, 2013	21,000	$27.81	21,000	$185,909,000
March 1 – March 31, 2013	40,000	$27.11	40,000	$184,825,000

Total	61,000	$27.35	61,000

(1)	On July 25, 2011, our Board of Directors approved a share repurchase program (the “Program”) for the repurchase of up to an aggregate of $200 million of our common stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means, which we announced on July 27, 2011. The timing and quantity of any shares repurchased will depend upon a variety of factors, including business conditions, stock market conditions and business development activities, including but not limited to merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice.
(2)	We have repurchased approximately 581,000 shares of our common stock pursuant to the Program since its adoption.

ITEM 6. EXHIBITS.

Exhibit No.	Exhibit Description
3.1(1)	Restated Articles of Organization

3.2(2)	Articles of Amendment, as filed with the Secretary of State of Massachusetts on May 18, 2001

3.3(3)	Articles of Amendment, as filed with the Secretary of State of Massachusetts on May 16, 2002

3.4(4)	Amended and Restated By-Laws

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 (File No. 333-49738) filed with the Securities and Exchange Commission on November 13, 2000.
(2)	Incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(3)	Incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(4)	Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 28, 1999, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MKS INSTRUMENTS, INC.

May 8, 2013	By:	/s/ Seth H. Bagshaw
Seth H. Bagshaw
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)