Form 10-Q
period 2013-06-30
MKS INSTRUMENTS INC
filed 2013-08-06
CIK 1049502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of July 30, 2013, the registrant had 53,161,233 shares of common stock outstanding.

MKS INSTRUMENTS, INC.

FORM 10-Q

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MKS INSTRUMENTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$235,724	$287,588
Short-term investments	346,715	327,653
Trade accounts receivable, net	95,771	82,060
Inventories	137,006	134,639
Deferred income taxes	8,046	8,194
Other current assets	38,426	28,048

Total current assets	861,688	868,182

Property, plant and equipment, net	78,875	80,516
Long-term investments	15,788	12,158
Goodwill	150,012	150,733
Intangible assets, net	12,523	11,561
Other assets	11,461	11,692

Total assets	$1,130,347	$1,134,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,302	$16,803
Accrued compensation	19,318	20,955
Income taxes payable	3,269	4,148
Other current liabilities	32,697	37,405

Total current liabilities	79,586	79,311

Other liabilities	46,693	43,375

Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred Stock, $0.01 par value per share, 2,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, no par value, 200,000,000 shares authorized; 53,153,412 and 52,748,849 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	113	113
Additional paid-in capital	723,360	718,005
Retained earnings	273,296	278,583
Accumulated other comprehensive income	7,299	15,455

Total stockholders’ equity	1,004,068	1,012,156

Total liabilities and stockholders’ equity	$1,130,347	$1,134,842

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues:
Products	$132,541	$148,851	$249,152	$313,339
Services	24,387	28,546	49,421	54,926

Total net revenues	156,928	177,397	298,573	368,265
Cost of revenues:
Cost of products	79,206	84,622	149,781	175,646
Cost of services	15,764	16,259	32,132	32,312

Total cost of revenues	94,970	100,881	181,913	207,958

Gross profit	61,958	76,516	116,660	160,307

Research and development	16,813	15,591	32,061	31,775
Selling, general and administrative	34,849	32,582	68,982	66,701
Insurance reimbursement	(1,071)	—	(1,071)	—
Completed acquisition costs	—	377	171	377
Restructuring	198	—	238	—
Amortization of intangible assets	742	119	1,176	238

Income from operations	10,427	27,847	15,103	61,216
Interest income	234	200	539	461
Interest expense	23	51	37	60

Income before income taxes	10,638	27,996	15,605	61,617
Provision for income taxes	3,318	9,424	2,524	20,277

Net income	$7,320	$18,572	$13,081	$41,340

Other comprehensive income:
Changes in value of financial instruments designated as cash flow hedges, net of tax expense (benefit)(1)	56	(522)	1,076	114
Foreign currency translation adjustments, net of tax of $0 for the three and six months ended June 30, 2013 and 2012	(836)	(4,353)	(9,175)	(4,052)
Unrealized (loss) on investments, net of tax (benefit)(2)	(36)	(25)	(61)	(61)

Total comprehensive income	$6,504	$13,672	$4,921	$37,341

Net income per share:
Basic	$0.14	$0.35	$0.25	$0.79

Diluted	$0.14	$0.35	$0.25	$0.78

Cash dividends per common share	$0.16	$0.15	$0.32	$0.30

Weighted average common shares outstanding:
Basic	53,054	52,679	52,914	52,591

Diluted	53,358	53,206	53,359	53,214

(1)	Tax expense (benefit) was $56 and $(330) for the three months ended June 30, 2013 and 2012, respectively. Tax expense was $652 and $89 for the six months ended June 30, 2013 and 2012, respectively.
(2)	Tax (benefit) was $(36) and $(16) for the three months ended June 30, 2013 and 2012, respectively. Tax (benefit) was $(37) and $(48) for the six months ended June 30, 2013 and 2012, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June,
	2013	2012
Cash flows from operating activities:
Net income	$13,081	$41,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,470	6,557
Stock-based compensation	8,809	7,079
Provision for excess and obsolete inventory	7,372	8,377
Deferred income taxes	2,845	2,179
Excess tax benefits from stock-based compensation	(814)	(1,995)
Other	1,001	486
Changes in operating assets and liabilities:
Trade accounts receivable	(16,345)	14,584
Inventories	(10,934)	(1,044)
Income taxes	(3,645)	2,955
Other current assets	(8,639)	4,022
Accrued compensation and other liabilities	(3,041)	(1,180)
Accounts payable	7,681	(1,365)
Other non-current assets/liabilities	(195)	—

Net cash provided by operating activities	5,646	81,995

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(2,058)	—
Purchases of investments	(226,377)	(199,576)
Maturities of investments	156,306	124,583
Sales of investments	47,243	121,441
Purchases of property, plant and equipment	(6,360)	(8,012)
Other	(59)	(26)

Net cash (used in) provided by investing activities	(31,305)	38,410

Cash flows from financing activities:
Proceeds from short-term borrowings	6	2,896
Payments on short-term borrowings	(776)	(4,771)
Repurchase of common stock	(2,875)	(4,960)
Net payments related to employee stock awards	(2,426)	(1,088)
Dividend payments to common stockholders	(16,951)	(15,806)
Excess tax benefits from stock-based compensation	814	1,995

Net cash (used in) financing activities	(22,208)	(21,734)

Effect of exchange rate changes on cash and cash equivalents	(3,997)	(2,371)

(Decrease) increase in cash and cash equivalents	(51,864)	96,300
Cash and cash equivalents at beginning of period	287,588	312,916

Cash and cash equivalents at end of period	$235,724	$409,216

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1)	Basis of Presentation

The terms “MKS” and the “Company” refer to MKS Instruments, Inc. and its subsidiaries. The interim financial data as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 are unaudited; however, in the opinion of MKS, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The consolidated balance sheet presented as of December 31, 2012 has been derived from the audited consolidated financial statements as of that date. The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by United States generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the MKS Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on February 26, 2013.

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

2)	Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” This ASU is intended to enhance the understanding of the effects of netting arrangements on an entity’s financial statements, including financial instruments and derivative instruments that are either offset or subject to a master netting arrangement. The scope of this ASU includes derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities borrowing and lending arrangements. In January 2013, the FASB issued ASU No. 2013-01 “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” This standard provided additional guidance on the scope of ASU No. 2011-11. The provisions of this ASU are effective for interim and annual periods beginning on or after January 1, 2013. The adoption of ASU No. 2011-11 did not have a material effect on the Company’s consolidated financial statements.

On February 5, 2013, the FASB issued ASU No. 2013-02, “Other Comprehensive Income (Topic 220: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU is intended to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income, by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirely in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The provisions of this ASU are effective prospectively for interim and annual periods beginning after December 15, 2012. The adoption of ASU No. 2013-12 did not have a material effect on the Company’s consolidated financial statements.

On July 18, 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by unrecognized tax benefits. The provisions of this ASU are effective for interim and annual periods beginning on or after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material effect on the Company’s consolidated financial statements.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

3)	Investments

The fair value of short-term investments with maturities or estimated lives of less than one year consists of the following:

	June 30, 2013	December 31, 2012
Available-for-sale investments:
Bankers’ acceptance drafts	$145	$242
Time deposits	52,157	52
Commercial paper	46,495	—
U.S. treasury obligations	5,004	13,054
U.S. agency obligations	242,000	313,514

	345,801	326,862

Trading investments:
Mutual funds	914	791

	$346,715	$327,653

The fair value of long-term investments with maturities of more than one year consists of the following:

	June 30, 2013	December 31, 2012
Available-for-sale investments:
Time deposits	$54	$—
U.S. agency obligations	15,734	12,158

	$15,788	$12,158

The following tables show the gross unrealized gains and (losses) aggregated by investment category for short-term and long-term available-for-sale investments:

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
As of June 30, 2013:
Short-term investments:
Bankers’ acceptance drafts	$145	$—	$—	$145
Time deposits	52,157	—	—	52,157
Commercial paper	46,495	—	—	46,495
U.S. treasury obligations	5,003	1	—	5,004
U.S. agency obligations	241,992	26	(18)	242,000

	$345,792	$27	$(18)	$345,801

Long-term investments:
Time deposits	$54	$—	$—	$54
U.S. agency obligations	15,736	1	(3)	15,734

U.S. agency obligations	$15,790	$1	$(3)	$15,788

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
As of December 31, 2012:
Short-term investments:
Time deposits	$52	$—	$—	$52
Bankers’ acceptance drafts	242	—	—	242
U.S. treasury obligations	13,045	9	—	13,054
U.S. agency obligations	313,262	258	(6)	313,514

	$326,601	$267	$(6)	$326,862

Long-term investments:
U.S. agency obligations	$12,156	$2	$—	$12,158

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

Interest income is accrued as earned. Dividend income is recognized as income on the date the stock trades “ex-dividend.” The cost of marketable securities sold is determined by the specific identification method. Realized gains or (losses) are reflected in income and were not material for the three and six months ended June 30, 2013 and 2012, respectively.

The gains and (losses) for trading investments were immaterial for the three and six months ended June 30, 2013 and 2012.

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

The fair value measurement guidance establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities assessed at the measurement date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments or securities or derivative contracts that are valued using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the Company categorizes such assets and liabilities based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

Assets and liabilities of the Company are measured at fair value on a recurring basis as of June 30, 2013 and are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	Total June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$45,222	$45,222	$—	$—
Bankers’ acceptance drafts	211	—	211	—
Trading securities:
Mutual funds	914	914	—	—
Available-for-sale securities:
Bankers’ acceptance drafts	145	—	145	—
Time deposits	52,211	—	52,211	—
Commercial paper	46,495	—	46,495	—
U.S. treasury obligations	5,004	—	5,004	—
U.S. agency obligations	257,734	238,534	19,200	—
Derivatives – currency forward contracts	1,598	—	1,598	—

Total assets	$409,534	$284,670	$124,864	$—

Liabilities:
Derivatives – currency forward contracts	$219	$—	$219	$—

Reported as follows:
Assets:
Cash and cash equivalents(1)	$45,433	$45,222	$211	$—
Short-term investments	346,715	226,712	120,003	—
Other current assets	1,598	—	1,598	—

Total current assets	$393,746	$271,934	$121,812	$—

Long-term investments	$15,788	$12,736	$3,052	$—

Liabilities:
Other current liabilities	$219	$—	$219	$—

(1)	The cash and cash equivalent amounts presented in the table above do not include cash of $188,029 and non-negotiable time deposits of $2,262 as of June 30, 2013.

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

Trading Mutual Fund Investments

Trading investments consist of certain U.S. and international equity mutual funds and government agency fixed income mutual funds.

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

As of June 30, 2013 and December 31, 2012, the Company had outstanding forward foreign exchange contracts with gross notional values of $30,887 and $41,448, respectively. The following tables provide a summary of the primary net hedging positions and corresponding fair values held as of June 30, 2013 and December 31, 2012:

	June 30, 2013
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value(1) Asset/(Liability)
U.S. Dollar/Japanese Yen	$11,005	$1,321
U.S. Dollar/South Korean Won	14,276	(23)
U.S. Dollar/Euro	3,335	(3)
U.S. Dollar/U.K. Pound Sterling	2,271	84

Total	$30,887	$1,379

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

	December 31, 2012
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value(1) Asset/(Liability)
U.S. Dollar/Japanese Yen	$13,992	$961
U.S. Dollar/South Korean Won	19,374	(1,180)
U.S. Dollar/Euro	4,217	(57)
U.S. Dollar/U.K. Pound Sterling	3,865	(73)

Total	$41,448	$(349)

(1)	Represents the fair value of the net asset / (liability) amount included in the consolidated balance sheets.

The following table provides a summary of the fair value amounts of the Company’s derivative instruments:

Derivatives Designated as Hedging Instruments	June 30, 2013	December 31, 2012
Derivative assets:
Forward exchange contracts	$1,598	$961
Derivative liabilities:
Forward exchange contracts	(219)	(1,310)

Total net derivative asset (liability) designated as hedging instruments(1)	$1,379	$(349)

(1)	The derivative assets of $1,598 and derivative liabilities of $219 are classified in other current assets and other current liabilities, respectively, in the consolidated balance sheet as of June 30, 2013. The derivative assets of $961 and derivative liabilities of $1,310 are classified in other current assets and other current liabilities, respectively, in the consolidated balance sheet as of December 31, 2012. These foreign exchange contracts are subject to a master netting agreement with one financial institution. However, the Company has elected to record these contracts gross in the balance sheet.

The net amount of existing gains as of June 30, 2013 that are expected to be reclassified from accumulated OCI into earnings within the next twelve months is $1,379.

The following table provides a summary of the gains (losses) on derivatives designated as hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Designated as Cash Flow Hedging Relationships	2013	2012	2013	2012
Forward exchange contracts:
Net gain (loss) recognized in OCI(1)	$(257)	$(1,065)	$1,359	$398
Net gain (loss) reclassified from OCI into income(2)	$602	$74	$805	$(439)

(1)	Net change in the fair value of the effective portion classified in OCI.
(2)	Effective portion classified in cost of products for the three and six months ended June 30, 2013 and selling, general and administrative expenses for the three and six months ended June 30, 2012.

The following table provides a summary of gains on derivatives not designated as hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	2013	2012	2013	2012
Forward exchange contracts:
Net gain recognized in income(1)	$163	$—	$654	$—

(1)	The Company has a forward foreign exchange contract that hedges an intercompany loan with its Korean subsidiary. This hedge does not qualify for hedge accounting and any gains (losses) are recorded immediately in selling, general and administrative expenses.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

6)	Inventories

Inventories consist of the following:

	June 30, 2013	December 31, 2012
Raw materials	$75,423	$76,610
Work-in-process	20,485	19,708
Finished goods	41,098	38,321

	$137,006	$134,639

7)	Acquisition

On March 12, 2013, the Company acquired Alter Power Systems S.r.l. (“Alter”), located in Reggio Emilia, Italy. The aggregate purchase price, net of cash acquired and after final debt and working capital adjustments was $2,426. Total cash paid as of June 30, 2013, net of cash acquired of $21 was $2,058. During June 2013, one of two holdback provisions was met and the Company released $123. The Company will pay the remaining $368 subject to a final holdback provision being met. Alter develops advanced microwave power generators, components and systems for industrial microwave heating, microwave plasma coating and semiconductor applications. This acquisition strengthens the Company’s existing microwave plasma expertise and product portfolio, and extends its opportunity into high growth, non-plasma microwave applications for industrial processes, food and beverage manufacturing and other markets.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition:

Current assets	$1,053
Property and equipment	211
Intangible assets	2,806
Other assets	67

Total assets acquired	4,137

Debt (Note 11)	770
Deferred taxes and other liabilities	920

Total liabilities assumed	1,690

Total purchase price	2,447
Cash acquired	(21)

Total purchase price, net of cash acquired	$2,426

The intangible assets associated with the acquisition are not deductible for tax purposes. The following table reflects the allocation of the acquired intangible assets and related estimates of useful lives. These acquired intangibles will be amortized on a straight-line basis.

Current developed technology	$2,208	9 year useful life
Trade names	598	3 year useful life

	$2,806

The results of this acquisition were included in the Company’s consolidated operations beginning on March 12, 2013. The pro forma consolidated statements reflecting the operating results of Alter, had it been acquired as of January 1, 2013, would not differ materially from the operating results of the Company as reported for the quarter ended March 31, 2013. Alter is included in the Company’s Power and Reactive Gas Products group and the Advanced Manufacturing Capital Equipment reportable segment.

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

The changes in the carrying amount of goodwill and accumulated impairment (loss) during the six months ended June 30, 2013 and twelve months ended December 31, 2012 were as follows:

	2013			2012
	Gross Carrying Amount	Accumulated Impairment (Loss)	Net	Gross Carrying Amount	Accumulated Impairment (Loss)	Net
Beginning balance at January 1	$290,147	$(139,414)	$150,733	$279,498	$(139,414)	$140,084
Acquired goodwill(1)	—	—	—	9,989	—	9,989
Foreign currency translation	(721)	—	(721)	660	—	660

Ending balance at June 30, 2013 and December 31, 2012	$289,426	$(139,414)	$150,012	$290,147	$(139,414)	$150,733

(1)	In August 2012, the Company purchased Plasmart, Inc. for $22,607, net of cash acquired. The Company recorded $9,989 of goodwill in connection with the acquisition.

Intangible Assets

Components of the Company’s intangible assets are comprised of the following:

As of June 30, 2013:	Gross	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology(1)	$84,292	$(77,786)	(56)	$6,450
Customer relationships	14,571	(9,357)	(38)	5,176
Patents, trademarks, trade names and other(1)	25,636	(24,749)	10	897

	$124,499	$(111,892)	$(84)	$12,523

(1)	In March 2013, the Company purchased Alter for $2,447. The Company recorded $2,806 of separately identified intangible assets, of which $2,208 was completed technology and $598 was trademarks and trade names.

As of December 31, 2012:	Gross	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology	$82,084	$(77,243)	$254	$5,095
Customer relationships	14,571	(8,886)	312	5,997
Patents, trademarks, trade names and other	25,038	(24,587)	18	469

	$121,693	$(110,716)	$584	$11,561

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

Aggregate amortization expense related to acquired intangibles for the three and six months ended June 30, 2013 were $742 and $1,176, respectively. Aggregate amortization expense related to acquired intangibles for the three and six months ended June 30, 2012 were $119 and $238, respectively. Estimated amortization expense for each of the remaining fiscal years is as follows:

Year	Amount
2013 (remaining)	$794
2014	1,627
2015	1,611
2016	1,445
2017	1,411
2018	1,402
Thereafter	4,233

9)	Other Assets

	June 30, 2013	December 31, 2012
Other Current Assets:
Income tax receivable	$13,520	$12,768
Other	24,906	15,280

Total other current assets	$38,426	$28,048

Other Assets:
Deferred tax assets, net	$9,613	$9,497
Other	1,848	2,195

Total other assets	$11,461	$11,692

10)	Other Liabilities

	June 30, 2013	December 31, 2012
Other Current Liabilities:
Product warranties	$7,175	$8,266
Deferred revenue	6,318	9,280
Other	19,204	19,859

Total other current liabilities	$32,697	$37,405

Other Liabilities:
Long-term income tax payable	$21,683	$20,880
Accrued compensation	20,109	18,750
Other	4,901	3,745

Total other liabilities	$46,693	$43,375

11)	Debt

The Company’s Japanese subsidiary has lines of credit and short-term borrowing arrangements with two financial institutions which, generally expire and are renewed at three month intervals. The lines of credit provide for aggregate borrowings as of June 30, 2013 of up to an equivalent of $24,457 U.S. dollars. One of the borrowing arrangement’s interest rate is based on the Tokyo Interbank Offer Rate at the time of borrowing and the other is based on the Japanese Short-term Prime Lending Rate. There were no borrowings outstanding under these arrangements at June 30, 2013 and December 31, 2012.

The Company also had various lines of credit and short and long-term borrowing arrangements as a result of its acquisitions of Plasmart, Inc. in 2012 and Alter in March 2013. There were $791 borrowings outstanding under these arrangements at March 31, 2013 and none outstanding at December 31, 2012, respectively. All of these lines of credit and borrowing arrangements have been paid off and terminated in the second quarter of 2013. There were no outstanding balances at June 30, 2013.

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

Product warranty activities were as follows:

	Six Months Ended June 30,
	2013	2012
Balance at January 1	$8,266	$8,315
Provision for product warranties	1,251	2,886
Direct charges to warranty liability	(2,206)	(2,475)
Foreign currency translation	(136)	—

Balance at June 30	$7,175	$8,726

13)	Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2013 was 31.2% and 16.2%, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2012 was 33.7% and 32.9%, respectively. The effective tax rates for the six months ended June 30, 2013 and 2012, and related income tax expense were lower than the U.S. statutory tax rate primarily due to the geographic mix of income and profits earned by the Company’s international subsidiaries being taxed at rates lower than the U.S. statutory rate. Additionally, certain tax incentives realized by the Company were recognized as discrete events during the quarter ended March 31, 2013. These incentives were reinstated under The American Taxpayer Relief Act of 2012 that was signed into law on January 2, 2013.

At June 30, 2013, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $41,964. At December 31, 2012, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $40,674. The net increase from December 31, 2012 was attributable to an increase in reserves for existing uncertain tax positions. If these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of $20,481, excluding interest and penalties, would impact the Company’s effective tax rate as of June 30, 2013. The Company accrues interest expense and, if applicable, penalties for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. At June 30, 2013 and December 31, 2012, the Company had accrued interest on unrecognized tax benefits of approximately $1,968 and $1,571, respectively.

The Company and its subsidiaries are subject to examination by federal, state and foreign tax authorities. The Internal Revenue Service commenced an examination of the Company’s U.S. federal tax filings for open tax years 2007 through 2009 during the quarter ended June 30, 2012. The statute of limitations for the Company’s tax filings varies by tax jurisdiction between fiscal years 2006 through present.

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

14)	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income	$7,320	$18,572	$13,081	$41,340

Denominator:
Shares used in net income per common share – basic	53,054,000	52,679,000	52,914,000	52,591,000
Effect of dilutive securities:
Stock options, restricted stock and employee stock purchase plan	304,000	527,000	445,000	623,000

Shares used in net income per common share – diluted	53,358,000	53,206,000	53,359,000	53,214,000

Net income per common share:
Basic	$0.14	$0.35	$0.25	$0.79
Diluted	$0.14	$0.35	$0.25	$0.78

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

As of June 30, 2013, stock options and restricted stock units relating to an aggregate of approximately 1,083,000 shares were outstanding. For the three and six months ended June 30, 2013, the potential dilutive effect of approximately 102,000 and 100,000 weighted-average shares, respectively, of restricted stock units and stock options were excluded from the computation of diluted weighted-average shares outstanding as the shares would have an anti-dilutive effect on EPS.

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

Stock Repurchase Program

On July 25, 2011, the Company’s Board of Directors approved a share repurchase program for the repurchase of up to an aggregate of $200,000 of its outstanding common stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means. The timing and quantity of any shares repurchased depends upon a variety of factors, including business conditions, stock market conditions and business development activities, including, but not limited to, merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice.

During the six months ended June 30, 2013, the Company repurchased 107,000 shares of its common stock for $2,875, or an average price of $26.87 per share.

Cash Dividends

Holders of the Company’s common stock are entitled to receive dividends when they are declared by the Company’s Board of Directors. During the six months ended June 30, 2013, the Board of Directors authorized two quarterly dividends of $0.16 per share, which totaled $16,951 or $0.32 per share. During the six months ended June 30, 2012, the Board of Directors declared two quarterly dividends of $0.15 per share, which totaled $15,806 or $0.30 per share.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

On July 29, 2013, our Board of Directors declared a quarterly cash dividend of $0.16 per share to be paid on September 13, 2013 to shareholders of record as of August 30, 2013. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of the Company’s Board of Directors.

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

The following is net revenues by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Advanced Manufacturing Capital Equipment	$124,876	$134,601	$230,205	$277,824
Analytical Solutions Group	13,508	16,727	27,904	32,521
Europe Region Sales & Service Operations(1)	11,803	12,449	22,851	24,656
Asia Region Sales & Service Operations(1)	49,566	63,783	96,709	135,882
Corporate, Eliminations and Other	(42,825)	(50,163)	(79,096)	(102,618)

	$156,928	$177,397	$298,573	$368,265

(1)	The Europe and Asia foreign sales and service operations do not represent total geographical Europe and Asia financial information. These sales and service operations mainly represent the sales from the resale and service of Advanced Manufacturing Capital Equipment and Analytical Solutions Group products in their respective regions. The Advanced Manufacturing Capital Equipment and Analytical Solutions Group segments both have sales in each region. Accordingly, total geographical sales include sales from multiple reportable segments.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

The following is gross profit by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Advanced Manufacturing Capital Equipment	$43,660	$48,858	$78,496	$106,695
Analytical Solutions Group	7,033	8,284	14,481	16,384
Europe Region Sales & Service Operations(1)	3,387	3,742	6,578	7,745
Asia Region Sales & Service Operations(1)	10,954	11,851	19,786	19,113
Corporate, Eliminations and Other	(3,076)	3,781	(2,681)	10,370

	$61,958	$76,516	$116,660	$160,307

(1)	The Europe and Asia foreign sales and service operations do not represent total geographical Europe and Asia financial information. These sales and service operations mainly represent the sales from the resale and service of Advanced Manufacturing Capital Equipment and Analytical Solutions Group products in their respective regions. The Advanced Manufacturing Capital Equipment and Analytical Solutions Group segments both have sales in each region. Accordingly, total geographical sales include sales from multiple reportable segments.

The following is capital expenditures by reportable segment for the three and six months ended June 30, 2013 and 2012:

	Product Groups		Foreign Sales & Service Operations
	Advanced Manufacturing Capital Equipment	Analytical Solutions Group	Europe	Asia	Corporate, Eliminations and Other	Total
Three Months Ended June 30, 2013:
Capital expenditures	$2,094	$29	$98	$133	$650	$3,004

Six Months Ended June 30, 2013:
Capital expenditures	$4,706	$140	$113	$196	$1,205	$6,360

	Product Groups		Foreign Sales & Service Operations
	Advanced Manufacturing Capital Equipment	Analytical Solutions Group	Europe	Asia	Corporate, Eliminations and Other	Total
Three Months Ended June 30, 2012:
Capital expenditures	$1,464	$300	$29	$124	$1,528	$3,445

Six Months Ended June 30, 2012:
Capital expenditures	$4,639	$415	$74	$417	$2,467	$8,012

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

The following is depreciation and amortization by reportable segment for the three and six months ended June 30, 2013 and 2012:

	Product Groups		Foreign Sales & Service Operations
	Advanced Manufacturing Capital Equipment	Analytical Solutions Group	Europe	Asia	Corporate, Eliminations and Other	Total
Three Months Ended June 30, 2013:
Depreciation and amortization	$3,071	$307	$81	$288	$631	$4,378

Six Months Ended June 30, 2013:
Depreciation and amortization	$5,958	$604	$174	$582	$1,152	$8,470

	Product Groups		Foreign Sales & Service Operations
	Advanced Manufacturing Capital Equipment	Analytical Solutions Group	Europe	Asia	Corporate, Eliminations and Other	Total
Three Months Ended June 30, 2012:
Depreciation and amortization	$2,263	$236	$103	$423	$389	$3,414

Six Months Ended June 30, 2012:
Depreciation and amortization	$4,388	$467	$203	$793	$706	$6,557

The following is segment assets by reportable segment:

	Product Groups		Foreign Sales & Service Operations
	Advanced Manufacturing Capital Equipment	Analytical Solutions Group	Europe	Asia	Corporate, Eliminations and Other	Total
June 30, 2013:
Segment assets:
Accounts receivable (1)	$13,151	$4,004	$6,741	$36,644	$35,231	$95,771
Inventory	111,253	4,090	3,614	26,217	(8,168)	137,006

Total segment assets	$124,404	$8,094	$10,355	$62,861	$27,063	$232,777

	Product Groups		Foreign Sales & Service Operations
	Advanced Manufacturing Capital Equipment	Analytical Solutions Group	Europe	Asia	Corporate, Eliminations and Other	Total
December 31, 2012:
Segment assets:
Accounts receivable (1)	$9,644	$5,889	$5,813	$32,088	$28,626	$82,060
Inventory	108,397	3,841	3,691	29,534	(10,824)	134,639

Total segment assets	$118,041	$9,730	$9,504	$61,622	$17,802	$216,699

(1)	A significant portion of segment receivables are facilitated at the Company’s shared services center at the Corporate location.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

A reconciliation of segment assets to consolidated total assets is as follows:

	June 30, 2013	December 31, 2012
Total segment assets	$232,777	$216,699
Cash and cash equivalents and investments	598,227	627,399
Other current assets	46,472	36,242
Property, plant and equipment, net	78,875	80,516
Goodwill and intangible assets, net	162,535	162,294
Other assets	11,461	11,692

Consolidated total assets	$1,130,347	$1,134,842

Worldwide Product Information

Because the reportable segment information above does not reflect worldwide sales of the Company’s products, the Company groups its products into four groups of similar products based upon the similarity of product function. Worldwide net revenue for each group of products is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Instruments and Control Products	$65,638	$71,589	$124,114	$147,888
Power and Reactive Gas Products	57,760	70,267	109,823	147,833
Vacuum Products	19,242	17,695	35,490	37,723
Analytical Solutions Group Products	14,288	17,846	29,146	34,821

	$156,928	$177,397	$298,573	$368,265

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues:
United States	$86,851	$91,075	$161,418	$186,179
Korea	16,507	18,625	30,106	39,181
Japan	12,589	19,419	26,418	52,852
Europe	18,722	22,474	37,525	44,459
Asia (excluding Korea and Japan)	22,259	25,804	43,106	45,594

	$156,928	$177,397	$298,573	$368,265

	June 30, 2013	December 31, 2012
Long-lived assets:(1)
United States	$62,404	$62,203
Europe	5,086	5,844
Asia	13,232	14,664

	$80,722	$82,711

(1)	Long-lived assets include property, plant and equipment, net and certain other long-term assets.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

Major Customers

The Company had two customers with net revenues greater than 10% of total net revenues in the periods shown as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Customer A	18.8%	14.9%	16.8%	14.7%
Customer B	11.9%	11.3%	10.8%	11.0%

17)	Commitments and Contingencies

In the third quarter of 2012, we incurred $5.3 million in charges to settle litigation with former shareholders of one of our former subsidiaries. This litigation was long-standing and the decision to reach a settlement was made to eliminate future legal expenses related to the suit. In the second quarter of 2013, we recovered $1.1 million from our insurance company relating to the 2012 litigation settlement.

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

We have a diverse base of customers that includes manufacturers of semiconductor capital equipment and semiconductor devices, thin film capital equipment used in the manufacture of flat panel displays, LEDs, solar cells, data storage media and other coating applications; and other industrial, medical, pharmaceutical manufacturing, energy generation, environmental monitoring and other advanced manufacturing companies, as well as university, government and industrial research laboratories. For the six months ended June 30, 2013 and 2012, approximately 65% and 65% of our net revenues, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers. We expect that sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers will continue to account for a substantial portion of our sales.

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

Net revenues to semiconductor capital equipment manufacture and semiconductor device manufacture customers declined by 20% for the six months ended June 30, 2013 compared to the same period in the prior year. Throughout most of the second half of 2012, we witnessed a drop in semiconductor capital spending, but conditions stabilized in the fourth quarter of 2012 and our semiconductor net revenues have increased sequentially in the first two quarters of 2013. The semiconductor capital equipment industry is subject to rapid demand shifts, which are difficult to predict, and we are uncertain as to the timing or extent of future demand or any future weakness in the semiconductor capital equipment industry.

Our net revenues sold to other advanced markets, which exclude semiconductor capital equipment and semiconductor device product applications, declined by 18% for the six months ended June 30, 2013 compared to the same period for the prior year. This decline was primarily caused by a significant decrease in our solar product revenues, which declined by 76% for the six months ended June 30, 2013, as this industry has contracted over the past two years due to oversupply.

A significant portion of our net revenues is to customers in international markets. For the six months ended June 30, 2013 and 2012, international net revenues accounted for approximately 46% and 49% of our net revenues, respectively. A significant portion of our international net revenues were in Japan and Korea. We expect that international net revenues will continue to represent a significant percentage of our total net revenues.

On March 12, 2013, we completed our acquisition of Alter Power Systems S.r.l. (“Alter”) located in Reggio Emilia, Italy. Alter develops advanced microwave power generators, components and systems for industrial microwave heating, microwave plasma coating and semiconductor applications. The purchase price net of cash acquired and after final debt and working capital adjustments, was $2.4 million. Total cash paid as of June 30, 2013, net of cash acquired was $2.1 million. During June 2013, one of two holdback provisions was met and we released an additional $0.1. We will pay the remaining $0.4 subject to a final holdback provision being met.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues:
Product	84.5%	83.9%	83.4%	85.1%
Services	15.5	16.1	16.6	14.9

Total net revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product revenues	50.5	47.7	50.2	47.7
Cost of service revenues	10.0	9.2	10.7	8.8

Total cost of revenues	60.5	56.9	60.9	56.5

Gross profit	39.5	43.1	39.1	43.5
Research and development	10.7	8.8	10.7	8.6
Selling, general and administrative	22.2	18.3	23.1	18.1
Insurance reimbursement	(0.6)	—	(0.4)	—
Completed acquisition costs	—	0.2	0.1	0.1
Restructuring	0.1	—	0.1	—
Amortization of intangible assets	0.4	0.1	0.4	0.1

Income from operations	6.7	15.7	5.1	16.6
Interest income, net	0.1	0.1	0.1	0.1

Income from operations before income taxes	6.8	15.8	5.2	16.7
Provision for income taxes	2.1	5.3	0.8	5.5

Net income	4.7%	10.5%	4.4%	11.2%

Net Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2013	2012	% Change	2013	2012	% Change
Product	$132.5	$148.9	(11.0)%	$249.2	$313.3	(20.5)%
Service	24.4	28.5	(14.6)	49.4	55.0	(10.0)

Total net revenues	$156.9	$177.4	(11.5)%	$298.6	$368.3	(18.9)%

Product revenues decreased $16.4 million and $64.1 million during the three and six months ended June 30, 2013, compared to the same periods in the prior year. Product revenues from customers in the semiconductor markets decreased by 8.6% and 21.0% for the three and six months ended June 30, 2013, compared to the same periods in the prior year, while product revenues to customers in our non-semiconductor markets decreased by 15.5% and 19.5% for the same periods. The decrease in the semiconductor markets we serve was mainly the result of a volume decreases throughout 2012. The decrease in the non-semiconductor markets was primarily caused by decreases in the solar markets, as this industry has contracted over the past two years due to oversupply.

Service revenues consisted mainly of fees for services relating to the maintenance and repair of our products and software services, installation and training. Service revenues decreased $4.1 million and $5.6 million during the three and six months ended June 30, 2013, compared to the same period in the prior year, consistent with the decreases in product revenues.

Total international net revenues, including product and service, were $70.1 million and $137.2 million for the three and six months ended June 30, 2013, or 44.7% and 45.9% of net revenues, compared to $86.3 million and $182.1 million for the three and six months ended June 30, 2012, or 48.7% and 49.4% of net revenues, respectively. The decrease in the three and six month periods is mainly attributable to a decrease in sales in Japan, which has been impacted by decreasing volumes as well as a weakening in the Japanese Yen.

The following is our net revenues by reportable segment (dollars in millions):

	Three Months Ended June 30,			Six Month Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Net revenues:
Advanced Manufacturing Capital Equipment	$124.9	$134.6	(7.2)%	$230.2	$277.8	(17.1)%
Analytical Solutions Group	13.5	16.7	(19.2)	27.9	32.5	(14.2)
Europe Region Sales & Service	11.8	12.4	(5.2)	22.9	24.7	(7.3)
Asia Region Sales & Service	49.5	63.8	(22.3)	96.7	135.9	(28.8)
Corporate, Eliminations and Other	(42.8)	(50.1)	14.6	(79.1)	(102.6)	22.9

Total net revenues	$156.9	$177.4	(11.5)%	$298.6	$368.3	(18.9)%

Net revenues for the Asia Region Sales & Service segment decreased 22.3% and 28.8% for the three and six months ended June 30, 2013, which is higher than the decreases in consolidated revenues, mainly as a result of lower semiconductor revenue volumes in Japan as well as a weakening in the Japanese Yen during 2013. Net revenues for the Advanced Manufacturing Capital Equipment segment decreased 7.2% and 17.1%, which is slightly lower than the decreases in consolidated revenues, mainly due to an increase of 3.5% in revenues from our top two customers for the three months ended June 30, 2013 compared to the same period in the prior year. These customers are mainly in the semiconductor market.

The decrease in net revenues of 5.2% and 7.3% in the Europe Region Sales & Service segment and 19.2% and 14.2% for the Analytical Solutions Group segment for the three and six months ended June 30, 2013, compared to the same period in the prior year was mainly due to the fact that these two product groups do not sell as much to the semiconductor markets and had increases in the general industrial markets, related to specific customers, which offset decreases in other advanced markets. As these segments are much smaller than the Advanced Manufacturing Capital Equipment segment and Asia Region Sales & Service segment, a small dollar change can cause the percentage change to significantly increase or decrease.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Points Change	2013	2012	% Points Change
Gross profit as a percentage of net revenues:
Product	40.2%	43.1%	(2.9)%	39.9%	43.9%	(4.0)%
Service	35.4	43.0	(7.6)	35.0	41.2	(6.2)

Total gross profit percentage	39.5%	43.1%	(3.6)%	39.1%	43.5%	(4.4)%

Gross profit on product revenues decreased by 2.9% for the three months ended June 30, 2013, compared to the same period in the prior year. The decrease is primarily due to unfavorable product mix of 4.0% and unfavorable foreign exchange of 0.2%. These decreases were partially offset by lower excess and obsolete inventory charges of 0.8% and lower warranty charges of 0.7%.

Gross profit on product revenues decreased by 4.0% for the six months ended June 30, 2013, compared to the same period in the prior year. The decrease is primarily due to unfavorable product mix of 3.9% and unfavorable revenue volume of 2.0%. These decreases were partially offset by an increase in gross profit due to lower overhead spending of 0.6% and lower warranty and excess and obsolete inventory charges of 1.1%.

Cost of service revenues, which includes salaries and related expenses and other fixed costs, consists primarily of providing services for repair and software services and training.

Gross profit on service revenues decreased by 7.6% for the three months ended June 30, 2013, compared to the same period in the prior year. The decrease is primarily due to unfavorable revenue volume of 3.1%, unfavorable product mix of 2.1%, unfavorable foreign exchange of 1.1% and higher overhead charges of 0.8%.

Gross profit on service revenues decreased by 6.2% for the six months ended June 30, 2013, compared to the same period in the prior year. The decrease is primarily due to higher overhead charges of 2.2%, unfavorable product mix of 1.8%, unfavorable revenue volume of 1.4% and unfavorable foreign exchange of 0.5%.

The following is gross profit as a percentage of net revenues by reportable segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Points Change	2013	2012	% Points Change
Gross profit:
Advanced Manufacturing Capital Equipment	35.0%	36.3%	(1.3)%	34.1%	38.4%	(4.3)%
Analytical Solutions Group	52.1	49.5	2.6	51.9	50.4	1.5
Europe Region Sales & Service	28.7	30.1	(1.4)	28.8	31.4	(2.6)
Asia Region Sales & Service	22.1	18.6	3.5	20.5	14.1	6.4
Corporate, Eliminations and Other	7.2	(7.5)	14.7	3.4	(10.1)	13.5

Total gross profit	39.5%	43.1%	(3.6)%	39.1%	43.5%	(4.4)%

Gross profit for the Advanced Manufacturing Capital Equipment segment decreased 1.3% and 4.3% for the three and six months ended June 30, 2013, compared to the same periods in the prior year. The decreases are primarily related to unfavorable product mix and lower revenue volumes, partially offset by lower warranty costs.

Gross profit for the Analytical Solutions Group increased 2.6% and 1.5% for the three and six months ended June 30, 2013, compared to the same periods in the prior year. The increases are primarily related to favorable mix and lower warranty charges, partially offset by lower revenue volumes.

Gross profit for the Europe Region Sales & Service operations decreased 1.4% and 2.6% for the three and six months ended June 30, 2013, compared to the same periods in the prior year. The decrease for the three months ended June 30, 2013 is primarily related to unfavorable product mix and higher warranty charges, partially offset by lower overhead charges. The decrease for the six months ended June 30, 2013 is primarily related to unfavorable product mix and higher excess and obsolete inventory charges.

Gross profit for the Asia Region Sales & Service operations increased 3.5% and 6.4% for the three and six months ended June 30, 2013, compared to the same periods in the prior year. The increases are primarily related to favorable product mix, partially offset by unfavorable foreign exchange and lower revenue volumes.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2013	2012	% Change	2013	2012	% Change
Research and development expenses	$16.8	$15.6	7.8%	$32.1	$31.8	0.9%

Research and development expenses increased $1.2 million for the three months ended June 30, 2013, compared to the same period in the prior year. This increase includes an increase of $0.8 million in compensation related expenses and an increase of $0.5 million in patent related expense.

Research and development expense was flat for the six months ended June 30, 2013, compared to the same period in the prior year.

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

Selling, General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2013	2012	% Change	2013	2012	% Change
Selling, general and administrative expenses	$34.8	$32.6	7.0%	$69.0	$66.7	3.4%

Selling, general and administrative expenses increased by $2.2 million for the three months ended June 30, 2013. This increase includes a $2.6 million increase in salaries and compensation related expenses, mainly related to the timing of stock compensation expense, and a $0.8 million increase due to unfavorable changes in foreign exchange. These increases are partially offset by a decrease of $1.1 million in consulting and professional fees.

Selling, general and administrative expenses increased by $2.3 million for the six months ended June 30, 2013. This increase includes a $2.8 million increase in salaries and compensation related expense mainly related to the timing of stock compensation expense and a $0.7 million increase due to changes in foreign exchange. These increases are partially offset by a decrease of $1.3 million in consulting and professional fees.

Insurance reimbursement

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2013	2012	% Change	2013	2012	% Change
Insurance reimbursement	$(1.1)	$—	100%	$(1.1)	$—	100%

In the third quarter of 2012, we incurred $5.3 million in charges to settle litigation with former shareholders of one of our former subsidiaries. This litigation was long standing and the decision to reach a settlement was made to eliminate future legal expenses related to the suit. In the second quarter of 2013, we recovered $1.1 million from our insurance company relating to the 2012 litigation settlement.

Completed Acquisition Costs

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2013	2012	% Change	2013	2012	% Change
Completed acquisition costs	$—	$0.4	(100.0)%	$0.2	$0.4	(54.6)%

We incurred $0.2 million of acquisition costs in the six months ended June 30, 2013 related to the acquisition of Alter in March 2013. These costs are comprised of legal fees.

We incurred $0.4 million of acquisition costs in the three and six months ended June 30, 2012 related to the acquisition of Plasmart, Inc. (“Plasmart”) in 2012. These costs are comprised of investment banking fees, legal fees and due diligence fees.

Restructuring

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2013	2012	% Change	2013	2012	% Change
Restructuring	$0.2	$—	100.0%	$0.2	$—	100.0%

The restructuring charges for the three and six months ended June 30, 2013 are primarily for severance costs related to the consolidation of two sites.

Amortization of Intangible Assets

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2013	2012	% Change	2013	2012	% Change
Amortization of intangible assets	$0.7	$0.1	523.5%	$1.2	$0.2	394.1%

Amortization expense for the three and six months ended June 30, 2013 increased by $0.6 million and $1.0 million, compared to the same periods in the prior year. These increases are primarily attributed to increased intangible assets from our August 2012 Plasmart acquisition and our March 2013 acquisition of Alter, offset by intangible assets that became fully amortized.

Interest Income, Net

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2013	2012	% Change	2013	2012	% Change
Interest income, net	$0.2	$0.1	41.6%	$0.5	$0.4	25.2%

Interest income, net increased slightly for the three and six months ended June 30, 2013, compared to the same periods in the prior year, resulting from changes in our investment portfolio.

Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2013	2012	% Change	2013	2012	% Change
Provision for income taxes	$3.3	$9.4	(64.8)%	$2.5	$20.3	(87.6)%

Our effective tax rate for the three and six months ended June 30, 2013 was 31.2% and 16.2%, respectively. Our effective tax rate for the three and six months ended June 30, 2012 was 33.7% and 32.9%. The effective tax rates for the six months ended June 30, 2013 and 2012 and related income tax expense were lower than the U.S. statutory tax rate primarily due to the geographic mix of income and profits earned by our international subsidiaries being taxed at rates lower than the U.S. statutory rate. Additionally, certain tax incentives realized by the Company were recognized as discrete events during the quarter ended March 31, 2013. These incentives were reinstated under The American Taxpayer Relief Act of 2012 that was signed into law on January 2, 2013.

At June 30, 2013, our total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $42.0 million. At December 31, 2012, our total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $40.7 million. The net increase from December 31, 2012 was attributable to an increase in reserves for existing uncertain tax positions. If these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of $20.5 million, excluding interest and penalties, would impact our effective tax rate as of June 30, 2013. We accrue interest expense and, if applicable, penalties for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. At June 30, 2013 and December 31, 2012, we had accrued interest on unrecognized tax benefits of approximately $2.0 million and $1.6 million, respectively.

We and our subsidiaries are subject to examination by federal, state and foreign tax authorities. The Internal Revenue Service commenced an examination of our U.S. federal tax filings for open tax years 2007 through 2009 during the quarter ended June 30, 2012. The statute of limitations for our tax filings varies by tax jurisdiction between fiscal years 2006 through present.

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

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments totaled $582.4 million at June 30, 2013 compared to $615.2 million at December 31, 2012. The decrease in cash and cash equivalents and short-term investments was mainly attributable to our net cash used in investing activities and financing activities as a result of net purchases of investments, dividend payments to our common stockholders and capital expenditures.

Net cash provided by operating activities was $5.6 million for the six months ended June 30, 2013 and resulted mainly from net income of $13.1 million, which included non-cash charges of $24.7 million and changes in working capital of $35.1 million. The increase in working capital was primarily due to an increase in trade accounts receivable of $16.3 million, an increase in inventory of $10.9 million as business levels increased, an increase in other current assets of $8.6 million, an increase in income taxes of $3.6 million, a decrease in accrued compensation and other liabilities of $3.0 million partially offset by an increase in accounts payable of $7.7 million.

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

Net cash used in investing activities of $31.3 million for the six months ended June 30, 2013, resulted primarily from $22.8 million in in net purchases of short-term and long-term investments, and $6.4 million in purchases of production related equipment and $2.1 million from the acquisition of Alter. Net cash provided by investing activities of $38.4 million for the six months ended June 30, 2012, resulted primarily from net maturities and sales of $46.4 million of short-term and long-term investments partially offset by $8.0 million in purchases of production related equipment.

Net cash used in financing activities was $22.2 million for the six months ended June 30, 2013 and consisted primarily of $17.0 million of dividend payments made to common stockholders, $2.9 million related to the repurchase of common stock and $2.4 million of net payments related to employee stock awards. Net cash used in financing activities was $21.7 million for the six months ended June 30, 2012 and consisted primarily of $15.8 million of dividend payments made to common stockholders, $5.0 million related to the repurchase of common stock and $1.9 million of net payments made on short-term borrowings.

Our Japanese subsidiary has lines of credit and short-term borrowing arrangements with two financial institutions which, generally expire and are renewed at three month intervals. The lines of credit provide for aggregate borrowings as of June 30, 2013 of up to an equivalent of $24.5 million U.S. dollars. One of the borrowing arrangement’s interest rate is based on the Tokyo Interbank Offer Rate at the time of borrowing and the other is based on the Japanese Short-term Prime Lending Rate. There were no borrowings outstanding under these arrangements at June 30, 2013 and December 31, 2012.

We also had various lines of credit and short and long-term borrowing arrangements as a result of our acquisitions of Plasmart in 2012 and Alter in March 2013. There were $0.7 million borrowings outstanding under these arrangements at March 31, 2013 and none outstanding at December 31, 2012, respectively. All of these lines of credit and borrowing arrangements have been paid off and terminated in the second quarter of 2013. There were no outstanding balances at June 30, 2013.

On July 25, 2011, our Board of Directors approved a share repurchase program for the repurchase of up to an aggregate of $200 million of our outstanding common stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means. The timing and quantity of any shares repurchased depends upon a variety of factors, including business conditions, stock market conditions and business development activities, including but not limited to merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice. During the six months ended June 30, 2013, we repurchased approximately 107,000 shares of our common stock for $2.9 million at an average price of $26.87 per share.

During the six months ended June 30, 2013, our Board of Directors declared two quarterly dividends of $0.16 per share that totaled $17.0 million.

On July 29, 2013, the Board of Directors declared a quarterly cash dividend of $0.16 per share to be paid on September 13, 2013 to stockholders of record as of August 30, 2013. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of our Board of Directors.

Our total cash and cash equivalents and short-term marketable investments at June 30, 2013 consisted of $322 million held in the U.S. and $260 million held by our foreign subsidiaries, substantially all of which would be subject to tax in the U.S. if returned to the U.S.. We believe our existing U.S. cash and short-term investment balances are adequate to meet domestic operating needs, including estimated working capital, planned capital expenditure requirements and any future cash dividends, if declared, or share repurchases in the next twelve months and foreseeable future.

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

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board “FASB” issued Accounting Standards Update “ASU” No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” This ASU is intended to enhance the understanding of the effects of netting arrangements on an entity’s financial statements, including financial instruments and derivative instruments that are either offset or subject to a master netting arrangement. The scope of this ASU includes derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities borrowing and lending arrangements. In January 2013, the FASB issued ASU No. 2013-01 “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” This standard provided additional guidance on the scope of ASU 2011-11. The provisions of this ASU are effective for interim and annual periods beginning on or after January 1, 2013. The adoption of ASU No. 2011-11 did not have a material effect on our consolidated financial statements.

On February 5, 2013, the FASB issued ASU No. 2013-02, “Other Comprehensive Income (Topic 220: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU is intended to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income, by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirely in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The provisions of this ASU are effective prospectively for interim and annual periods beginning after December 15, 2012. The adoption of ASU No. 2013-02 did not have a material effect on our consolidated financial statements.

On July 18, 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by unrecognized tax benefits. The provisions of this ASU are effective for interim and annual periods beginning on or after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material effect on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information concerning market risk is contained in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on February 26, 2013. As of June 30, 2013, there were no material changes in our exposure to market risk from December 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth certain information with respect to repurchases of our common stock during the three months ended June 30, 2013.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 – April 30, 2013	44,000	$26.23	44,000	$183,671,000
May 1 – May 31, 2013	2,000	$26.29	2,000	$183,618,000
June 1 – June 30, 2013	—	—	—	$183,618,000

Total	46,000		46,000

(1)	On July 25, 2011, our Board of Directors approved a share repurchase program (the “Program”) for the repurchase of up to an aggregate of $200 million of our common stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means, which we announced on July 27, 2011. The timing and quantity of any shares repurchased depends upon a variety of factors, including business conditions, stock market conditions and business development activities, including but not limited to merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice.
(2)	We have repurchased approximately 627,000 shares of our common stock pursuant to the Program since its adoption.

ITEM 6.	EXHIBITS.

Exhibit No.	Exhibit Description

3.1(1)	Restated Articles of Organization

3.2(2)	Articles of Amendment, as filed with the Secretary of State of Massachusetts on May 18, 2001

3.3(3)	Articles of Amendment, as filed with the Secretary of State of Massachusetts on May 16, 2002

3.4(4)	Amended and Restated By-Laws

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 (File No. 333-49738) filed with the Securities and Exchange Commission on November 13, 2000.
(2)	Incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(3)	Incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(4)	Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 28, 1999, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MKS INSTRUMENTS, INC.

August 6, 2013	By:	/s/ Seth H. Bagshaw
Seth H. Bagshaw
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)