Form 10-Q
period 2014-03-31
MKS INSTRUMENTS INC
filed 2014-05-07
CIK 1049502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of April 30, 2014, the registrant had 53,535,421 shares of common stock outstanding.

MKS INSTRUMENTS, INC.

FORM 10-Q

INDEX

PART I.	FINANCIAL INFORMATION

PART II.	OTHER INFORMATION

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MKS INSTRUMENTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$287,090	$288,902
Short-term investments	306,513	300,715
Trade accounts receivable, net	119,463	116,744
Inventories	147,511	142,727
Deferred income taxes	16,053	13,428
Other current assets	17,552	16,715
Assets classified as held for sale	1,427	—

Total current assets	895,609	879,231

Property, plant and equipment, net	75,517	77,536
Long-term investments	53,620	60,405
Goodwill	151,112	150,909
Intangible assets, net	12,519	13,090
Other assets	34,383	31,847

Total assets	$1,222,760	$1,213,018

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,385	$40,074
Accrued compensation	35,763	43,662
Income taxes payable	8,620	10,444
Other current liabilities	36,442	34,242

Total current liabilities	116,210	128,422
Other liabilities	60,782	63,073
Commitments and contingencies (Note 18)

Stockholders’ equity:
Preferred Stock, $0.01 par value per share, 2,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, no par value, 200,000,000 shares authorized; 53,456,493 and 53,363,450 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	113	113
Additional paid-in capital	732,741	730,571
Retained earnings	301,147	278,966
Accumulated other comprehensive income	11,767	11,873

Total stockholders’ equity	1,045,768	1,021,523

Total liabilities and stockholders’ equity	$1,222,760	$1,213,018

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net revenues:
Products	$181,186	$116,611
Services	25,167	25,034

Total net revenues	206,353	141,645
Cost of revenues:
Cost of products	100,211	70,575
Cost of services	16,770	16,368

Total cost of revenues	116,981	86,943

Gross profit	89,372	54,702
Research and development	15,618	15,248
Selling, general and administrative	34,591	34,133
Acquisition costs	228	171
Restructuring	747	40
Amortization of intangible assets	410	434

Income from operations	37,778	4,676
Interest income	252	305
Interest expense	17	14

Income before income taxes	38,013	4,967
Provision (benefit) for income taxes	6,768	(794)

Net income	$31,245	$5,761

Other comprehensive income (loss):
Changes in value of financial instruments designated as cash flow hedges, net of tax (benefit) expense(1)	$(163)	$1,011
Foreign currency translation adjustments, net of tax of $0 for the three months ended March 31, 2014 and 2013	21	(8,340)
Unrealized gain (loss) on investments, net of tax expense (benefit)(2)	36	(16)

Total comprehensive income (loss)	$31,139	$(1,584)

Net income per share:
Basic	$0.58	$0.11

Diluted	$0.58	$0.11

Cash dividends per common share	$0.16	$0.16

Weighted average common shares outstanding:
Basic	53,411	52,773

Diluted	53,776	53,359

(1)	Tax (benefit) expense was $(108) and $605 for the three months ended March 31, 2014 and 2013, respectively.
(2)	Tax expense (benefit) was $24 and $(10) for the three months ended March 31, 2014 and 2013, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$31,245	$5,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,150	4,092
Stock-based compensation	3,198	3,798
Provision for excess and obsolete inventory	2,613	3,161
Provision for bad debt	94	969
Deferred income taxes	(3,974)	1,228
Excess tax benefits from stock-based compensation	(189)	(199)
Other	(141)	(33)
Changes in operating assets and liabilities:
Trade accounts receivable	(2,784)	(10,348)
Inventories	(7,402)	(347)
Income taxes	(5,462)	(3,253)
Other current assets	(1,286)	(1,801)
Accrued compensation	(6,872)	(2,271)
Other current liabilities	2,512	(2,613)
Accounts payable	(4,656)	4,512
Other non-current assets	(1,143)	(193)

Net cash provided by operating activities	9,903	2,463

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(1,963)
Purchases of investments	(128,524)	(88,525)
Maturities of investments	104,623	84,145
Sales of investments	24,948	2,371
Purchases of property, plant and equipment	(3,098)	(3,356)
Other	79	130

Net cash used in investing activities	(1,972)	(7,198)

Cash flows from financing activities:
Proceeds from short-term borrowings	—	6
Repurchase of common stock	(945)	(1,668)
Net payments related to employee stock awards	(762)	(1,251)
Dividend payments to common stockholders	(8,553)	(8,448)
Excess tax benefits from stock-based compensation	189	199

Net cash used in financing activities	(10,071)	(11,162)

Effect of exchange rate changes on cash and cash equivalents	328	(4,983)

Decrease in cash and cash equivalents	(1,812)	(20,880)
Cash and cash equivalents at beginning of period	288,902	287,588

Cash and cash equivalents at end of period	$287,090	$266,708

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1)	Basis of Presentation

The terms “MKS” and the “Company” refer to MKS Instruments, Inc. and its subsidiaries. The interim financial data as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 are unaudited; however, in the opinion of MKS, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The consolidated balance sheet presented as of December 31, 2013 has been derived from the audited consolidated financial statements as of that date. The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by United States generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the MKS Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on February 26, 2014.

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

2)	Recently Issued Accounting Pronouncements

On July 18, 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by unrecognized tax benefits. The provisions of this ASU are effective for interim and annual periods beginning on or after December 15, 2013. The adoption of ASU No. 2013-11 did not have a material effect on the Company’s consolidated financial statements.

3)	Investments

The fair value of short-term investments with maturities or estimated lives of less than one year consists of the following:

	March 31, 2014	December 31, 2013
Available-for-sale investments:
Bankers’ acceptance drafts	$637	$491
Time deposits	3,442	3,439
Commercial paper and certificates of deposit	127,524	114,984
Corporate obligations	16,826	18,351
U.S. agency obligations	158,084	162,450

	306,513	299,715
Trading investments:
Mutual funds	—	1,000

	$306,513	$300,715

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

The fair value of long-term investments with maturities of more than one year consists of the following:

	March 31, 2014	December 31, 2013
Available-for-sale investments:
Time deposits	$54	$54
U.S. agency obligations	53,566	60,351

	$53,620	$60,405

The following tables show the gross unrealized gains and (losses) aggregated by investment category for short-term and long-term available-for-sale investments:

As of March 31, 2014:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Short-term investments:
Bankers’ acceptance drafts	$637	$—	$—	$637
Time deposits	3,442	—	—	3,442
Commercial paper and certificates of deposit	127,514	14	(4)	127,524
Corporate obligations	16,827	1	(2)	16,826
U.S. agency obligations	158,044	48	(8)	158,084

	$306,464	$63	$(14)	$306,513

Long-term investments:
Time deposits	$54	$—	$—	$54
U.S. agency obligations	53,558	18	(10)	53,566

	$53,612	$18	$(10)	$53,620

As of December 31, 2013:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Short-term investments:
Available-for-sale investments:
Time deposits	$3,439	$—	$—	$3,439
Bankers’ acceptance drafts	491	—	—	491
Commercial paper and certificates of deposit	114,973	15	(4)	114,984
Corporate obligations	18,360	—	(9)	18,351
U.S. agency obligations	162,430	22	(2)	162,450

	$299,693	$37	$(15)	$299,715

Long-term investments:
Time Deposits	$54	$—	$—	$54
U.S. agency obligations	60,374	9	(32)	60,351

	$60,428	$9	$(32)	$60,405

Interest income is accrued as earned. Dividend income is recognized as income on the date the stock trades “ex-dividend.” The cost of marketable securities sold is determined by the specific identification method. Realized gains or (losses) are reflected in income and were not material for the three months ended March 31, 2014 and 2013, respectively.

The gains and losses for trading investments were immaterial for the three months ended March 31, 2014 and 2013.

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

The fair value measurement guidance establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities assessed as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments or securities or derivative contracts that are valued using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

Assets and liabilities of the Company are measured at fair value on a recurring basis as of March 31, 2014 and are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	Total March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$60,742	$60,742	$—	$—
Bankers acceptance drafts	25	—	25	—
Commercial paper and certificates of deposit	3,568	—	3,568	—
Available-for-sale securities:
Bankers’ acceptance drafts	637	—	637	—
Time deposits	3,496	—	3,496	—
Commercial paper and certificates of deposit	127,524	—	127,524	—
Corporate obligations	16,826	—	16,826	—
U.S. agency obligations	211,650	—	211,650	—
Derivatives – currency forward contracts	401	—	401	—

Total assets	$424,869	$60,742	$364,127	$—

Liabilities:
Derivatives – currency forward contracts	$408	$—	$408	$—

Reported as follows:
Assets:
Cash and cash equivalents(1)	$64,335	$60,742	$3,593	$—
Short-term investments	306,513	—	306,513	—
Other current assets	401	—	401	—

Total current assets	$371,249	$60,742	$310,507	$—

Long-term investments	$53,620	$—	$53,620	$—

Liabilities:
Other current liabilities	$408	$—	$408	$—

(1)	The cash and cash equivalent amounts presented in the table above do not include cash of $211,210 and non-negotiable time deposits of $11,545 as of March 31, 2014.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

Assets and liabilities of the Company are measured at fair value on a recurring basis as of December 31, 2013 and are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	Total December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$38,166	$38,166	$—	$—
Bankers acceptance drafts	32	—	32	—
Commercial paper and certificates of deposit	10,400	—	10,400	—
Trading securities:
Mutual funds	1,000	1,000	—	—
Available-for-sale securities:
Time deposits	3,493	—	3,493	—
Bankers acceptance drafts	491	—	491	—
Commercial paper and certificates of deposit	114,984	—	114,984	—
Corporate obligations	18,351	—	18,351	—
U.S. agency obligations	222,801	—	222,801	—
Derivatives – currency forward contracts	920	—	920	—

Total assets	$410,638	$39,166	$371,472	$—

Liabilities:
Derivatives – currency forward contracts	$656	$—	$656	$—

Reported as follows:
Assets:
Cash and cash equivalents (1)	$48,598	$38,166	$10,432	$—
Short-term investments	300,715	1,000	299,715	—
Other current assets	920	—	920	—

Total current assets	$350,233	$39,166	$311,067	$—

Long-term investments	$60,405	$—	$60,405	$—

Liabilities:
Other current liabilities	$656	$—	$656	$—

(1)	The cash and cash equivalent amounts presented in the table above do not include cash of $234,675 and non-negotiable time deposits of $5,629 as of December 31, 2013.

Money Market Funds

Money market funds are cash and cash equivalents and are classified within Level 1 of the fair value hierarchy.

Trading Securities

As of December 31, 2013, trading securities consisted of certain U.S. and international equity mutual funds and government agency fixed income mutual funds.

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

As of March 31, 2014 and December 31, 2013, the Company had outstanding forward foreign exchange contracts with gross notional values of $36,893 and $21,018, respectively. The following tables provide a summary of the primary net hedging positions and corresponding fair values held as of March 31, 2014 and December 31, 2013:

	March 31, 2014
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value(1) Asset/(Liability)
U.S. Dollar/Japanese Yen	$14,995	$345
U.S. Dollar/South Korean Won	15,037	(258)
U.S. Dollar/Euro	4,344	(51)
U.S. Dollar/U.K. Pound Sterling	2,517	(43)

Total	$36,893	$(7)

(1)	Represents the fair value of the net asset / (liability) amount included in the consolidated balance sheets.

	December 31, 2013
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value(1) Asset/(Liability)
U.S. Dollar/Japanese Yen	$7,191	$920
U.S. Dollar/South Korean Won	9,254	(521)
U.S. Dollar/Euro	2,806	(85)
U.S. Dollar/U.K. Pound Sterling	1,767	(50)

Total	$21,018	$264

(1)	Represents the fair value of the net asset / (liability) amount included in the consolidated balance sheets.

The following table provides a summary of the fair value amounts of the Company’s derivative instruments:

Derivatives Designated as Hedging Instruments	March 31, 2014	December 31, 2013
Derivative assets:
Forward exchange contracts	$401	$920
Derivative liabilities:
Forward exchange contracts	(408)	(656)

Total net derivative asset (liability) designated as hedging instruments(1)	$(7)	$264

(1)	The derivative assets of $401 and derivative liabilities of $408 are classified in other current assets and other current liabilities, respectively, in the consolidated balance sheet as of March 31, 2014. The derivative asset of $920 and derivative liability of $656 are classified in other current assets and other current liabilities, respectively, in the consolidated balance sheet as of December 31, 2013. These foreign exchange contracts are subject to a master netting agreement with one financial institution. However, the Company has elected to record these contracts on a gross basis in the balance sheet.

The net amount of existing losses as of March 31, 2014 that is expected to be reclassified from accumulated OCI into earnings within the next twelve months is immaterial.

The following table provides a summary of the gains (losses) on derivatives designated as hedging instruments:

	Three Months Ended March 31,
Derivatives Designated as Cash Flow Hedging Relationships	2014	2013
Forward exchange contracts:
Net (loss) gain recognized in OCI(1)	$(334)	$1,779
Net (loss) gain reclassified from OCI into income(2)	$(94)	203

(1)	Net change in the fair value of the effective portion classified in OCI.
(2)	Effective portion classified in cost of products for the three months ended March 31, 2014 and 2013.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

The following table provides a summary of gains on derivatives not designated as hedging instruments:

	Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments	2014	2013
Forward exchange contracts:
Net gain recognized in income(1)	$106	$491

(1)	The Company has a forward foreign exchange contract that hedges an intercompany loan with its Korean subsidiary. This hedge does not qualify for hedge accounting and any gains (losses) are recorded immediately in selling, general and administrative expenses.

6)	Inventories

Inventories consist of the following:

	March 31, 2014	December 31, 2013
Raw materials	$76,520	$75,687
Work-in-process	23,140	24,304
Finished goods	47,851	42,736

	$147,511	$142,727

7)	Acquisitions

Granville-Phillips

On March 18, 2014, the Company announced an agreement to purchase the assets of Granville-Phillips, a division of Brooks Automation, Inc., for $87,000 in cash. Granville-Phillips is a leading global provider of vacuum measurement and control instruments to the semiconductor, thin film and general industrial markets with sales of approximately $30,000 in 2013. The acquisition aligns with the Company’s current strategy to grow its semiconductor business, while diversifying into other high growth advanced markets. Presuming regulatory approvals and other customary closing conditions are met, the acquisition is expected to close in the second quarter of 2014.

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

The changes in the carrying amount of goodwill and accumulated impairment (loss) during the three months ended March 31, 2014 and twelve months ended December 31, 2013 were as follows:

	2014			2013
	Gross Carrying Amount	Accumulated Impairment (Loss)	Net	Gross Carrying Amount	Accumulated Impairment (Loss)	Net
Beginning balance at January 1	$290,323	$(139,414)	$150,909	$290,147	$(139,414)	$150,733
Acquired goodwill(1)	381	—	381	—	—	—
Foreign currency translation	(178)	—	(178)	176	—	176

Ending balance at March 31, 2014 and December 31, 2013	$290,526	$(139,414)	$151,112	$290,323	$(139,414)	$150,909

(1)	During the three months ended March 31, 2014, the Company recorded a purchase accounting adjustment for $381 related to the March 12, 2013 purchase of Alter S.r.l.

Intangible Assets

Components of the Company’s intangible assets are comprised of the following:

As of March 31, 2014:	Gross	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology	$84,680	$(78,277)	$445	$6,848
Customer relationships	14,571	(9,983)	372	4,960
Patents, trademarks, trade names and other	25,636	(25,004)	79	711

	$124,887	$(113,264)	$896	$12,519

As of December 31, 2013:	Gross	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology	$84,680	$(78,072)	$519	$7,127
Customer relationships	14,571	(9,831)	454	5,194
Patents, trademarks, trade names and other	25,636	(24,951)	84	769

	$124,887	$(112,854)	$1,057	$13,090

Aggregate amortization expense related to acquired intangibles for the three months ended March 31, 2014 and 2013 were $410 and $434, respectively. Estimated amortization expense for each of the remaining fiscal years is as follows:

Year	Amount
2014 (remaining)	$1,376
2015	1,769
2016	1,586
2017	1,555
2018	1,546
Thereafter	4,687

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

9)	Other Assets

	March 31, 2014	December 31, 2013
Other Assets:
Deferred tax assets, net	$10,969	$9,208
Long-term income tax receivable	21,315	20,516
Other	2,099	2,123

Total other assets	$34,383	$31,847

10)	Other Liabilities

	March 31, 2014	December 31, 2013
Other Current Liabilities:
Product warranties	$7,013	$6,956
Deferred revenue	6,353	5,556
Other	23,076	21,730

Total other current liabilities	$36,442	$34,242

Other Liabilities:
Long-term income tax payable	$43,713	$46,745
Accrued compensation	10,690	9,646
Other	6,379	6,682

Total other liabilities	$60,782	$63,073

11)	Debt

The Company’s Japanese subsidiary has lines of credit and short-term borrowing arrangements with two financial institutions which generally expire and are renewed at three month intervals. The lines of credit provide for aggregate borrowings as of March 31, 2014 of up to an equivalent of $22,527 U.S. dollars. One of the borrowing arrangements has an interest rate based on the Tokyo Interbank Offer Rate at the time of borrowing and the other has an interest rate based on the Japanese Short-term Prime Lending Rate. There were no borrowings outstanding under these arrangements at March 31, 2014 and December 31, 2013.

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

Product warranty activities were as follows:

	Three Months Ended March 31,
	2014	2013
Balance at December 31	$6,956	$8,266
Provision for product warranties	704	630
Direct charges to warranty liability	(656)	(1,250)
Foreign currency translation	9	(113)

Balance at March 31	$7,013	$7,533

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

13)	Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2014 and 2013 was 17.8% and (16.0)%, respectively. The primary reason the effective tax rate for the three months ended March 31, 2014, and related income tax expense was lower than the U.S. statutory tax rate was due to the discrete release of income tax reserves related to the effective settlement of a foreign tax examination. The geographic mix of income and profits earned by the Company’s international subsidiaries being taxed at rates lower than the U.S. statutory rate also had a significant impact on the effective tax rate. The effective tax rate for the three months ended March 31, 2013, and related tax benefit were lower than the U.S. statutory tax rate due to certain tax incentives realized by the Company, and recognized as discrete events in the quarter. These incentives were reinstated under The American Taxpayer Relief Act of 2012 that was signed into law on January 2, 2013.

At March 31, 2014, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $42,794. At December 31, 2013, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $47,684. The net decrease from December 31, 2013 was primarily attributable to a release in reserves for uncertain tax positions due to the effective settlement of a foreign tax examination in the current quarter. As of March 31, 2014, if these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of $20,536, excluding interest and penalties, would impact the Company’s effective tax rate. The Company accrues interest expense and, if applicable penalties, for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. At March 31, 2014, and December 31, 2013, the Company had accrued interest on unrecognized tax benefits of approximately $1,863 and $2,159, respectively.

The Company and its subsidiaries are subject to examination by federal, state and foreign tax authorities. The Internal Revenue Service commenced an examination of the Company’s U.S. federal tax filings for tax years 2007 through 2009 during the quarter ended June 30, 2012. As a result, the U.S. statute of limitations remains open between tax years 2007 through present. However, carryforward amounts from prior years may still be adjusted upon examination by tax authorities if they are used in a future period. The statute of limitations for the Company’s tax filings in other jurisdictions varies between fiscal years 2007 through present.

While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from the Company’s accrued positions as a result of uncertain and complex application of tax regulations. Additionally, the recognition and measurement of certain tax benefits include estimates and judgment by management. Accordingly, the Company may record additional provisions or benefits due to U.S. federal, state, and foreign tax-related matters in the future as it obtains new information or settles or otherwise resolves the underlying matters.

14)	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2014	2013
Numerator:
Net income	$31,245	$5,761

Denominator:
Shares used in net income per common share – basic	53,411,000	52,773,000
Effect of dilutive securities:
Stock options, restricted stock and employee stock purchase plan	365,000	586,000

Shares used in net income per common share – diluted	53,776,000	53,359,000

Net income per common share:
Basic	$0.58	$0.11
Diluted	$0.58	$0.11

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

As of March 31, 2014, stock options and restricted stock units relating to an aggregate of approximately 1,034,000 shares were outstanding. For the three months ended March 31, 2014 and 2013, the potential dilutive effect of approximately 1,400 and 98,000 weighted-average shares, respectively, of restricted stock units and stock options were excluded from the computation of diluted weighted-average shares outstanding as the shares would have an anti-dilutive effect on EPS.

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

During the three months ended March 31, 2014, the Company repurchased approximately 32,000 shares of its common stock for $945, or an average price of $29.81 per share.

Cash Dividends

Holders of the Company’s common stock are entitled to receive dividends when they are declared by the Company’s Board of Directors. During the three months ended March 31, 2014, the Board of Directors authorized a cash dividend of $0.16 per share, which totaled $8,553. During the three months ended March 31, 2013, the Board of Directors authorized a cash dividend of $0.16 per share, which totaled $8,448.

On May 5, 2014, our Board of Directors declared a quarterly cash dividend of $0.165 per share to be paid on June 13, 2014 to shareholders of record as of June 2, 2014. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of the Company’s Board of Directors.

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

The following is net revenues by reportable segment:

	Three Months Ended March 31,
	2014	2013
Advanced Manufacturing Capital Equipment	$169,197	$104,810
Analytical Solutions Group	14,170	14,396
Europe Region Sales & Service Operations(1)	14,386	11,048
Asia Region Sales & Service Operations(1)	66,683	47,143
Corporate, Eliminations and Other	(58,083)	(35,752)

	$206,353	$141,645

(1)	The Europe and Asia foreign sales and service operations do not represent total geographical Europe and Asia financial information. These sales and service operations mainly represent the sales from the resale and service of Advanced Manufacturing Capital Equipment and Analytical Solutions Group products in their respective regions. The Advanced Manufacturing Capital Equipment and Analytical Solutions Group segments both have sales in each region. Accordingly, total geographical sales include sales from multiple reportable segments.

The following is gross profit by reportable segment:

	Three Months Ended March 31,
	2014	2013
Advanced Manufacturing Capital Equipment	$67,614	$34,836
Analytical Solutions Group	6,547	7,448
Europe Region Sales & Service Operations(1)	4,240	3,191
Asia Region Sales & Service Operations(1)	13,024	8,831
Corporate, Eliminations and Other	(2,053)	396

	$89,372	$54,702

(1)	The Europe and Asia foreign sales and service operations do not represent total geographical Europe and Asia financial information. These sales and service operations mainly represent the sales from the resale and service of Advanced Manufacturing Capital Equipment and Analytical Solutions Group products in their respective regions. The Advanced Manufacturing Capital Equipment and Analytical Solutions Group segments both have sales in each region. Accordingly, total geographical sales include sales from multiple reportable segments.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

The following is capital expenditures by reportable segment for the three months ended March 31, 2014 and 2013:

	Product Groups		Foreign Sales & Service Operations
	Advanced Manufacturing Capital Equipment	Analytical Solutions Group	Europe	Asia	Corporate, Eliminations and Other	Total
Three Months Ended March 31, 2014:
Capital expenditures	$1,709	$1,014	$15	$122	$238	$3,098

	Product Groups		Foreign Sales & Service Operations
	Advanced Manufacturing Capital Equipment	Analytical Solutions Group	Europe	Asia	Corporate, Eliminations and Other	Total
Three Months Ended March 31, 2013:
Capital expenditures	$2,612	$111	$15	$63	$555	$3,356

The following is depreciation and amortization by reportable segment for the three months ended March 31, 2014 and 2013:

	Product Groups		Foreign Sales & Service Operations
	Advanced Manufacturing Capital Equipment	Analytical Solutions Group	Europe	Asia	Corporate, Eliminations and Other	Total
Three Months Ended March 31, 2014:
Depreciation and amortization	$2,911	$214	$90	$289	$646	$4,150

	Product Groups		Foreign Sales & Service Operations
	Advanced Manufacturing Capital Equipment	Analytical Solutions Group	Europe	Asia	Corporate, Eliminations and Other	Total
Three Months Ended March 31, 2013:
Depreciation and amortization	$2,941	$243	$74	$294	$540	$4,092

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

The following is segment assets by reportable segment:

	Product Groups		Foreign Sales & Service Operations
	Advanced Manufacturing Capital Equipment	Analytical Solutions Group	Europe	Asia	Corporate, Eliminations and Other	Total
March 31, 2014:
Segment assets:
Accounts receivable(1)	$17,055	$4,513	$7,592	$43,216	$47,087	$119,463
Inventory	121,897	4,342	4,305	26,475	(9,508)	147,511

Total segment assets	$138,952	$8,855	$11,897	$69,691	$37,579	$266,974

	Product Groups		Foreign Sales & Service Operations
	Advanced Manufacturing Capital Equipment	Analytical Solutions Group	Europe	Asia	Corporate, Eliminations and Other	Total
December 31, 2013:
Segment assets:
Accounts receivable(1)	$20,767	$5,603	$6,538	$44,207	$39,629	$116,744
Inventory	117,822	4,391	4,254	25,094	(8,834)	142,727

Total segment assets	$138,589	$9,994	$10,792	$69,301	$30,795	$259,471

(1)	A significant portion of segment receivables are processed at the Company’s shared services center at the Corporate location.

A reconciliation of segment assets to consolidated total assets is as follows:

	March 31, 2014	December 31, 2013
Total segment assets	$266,974	$259,471
Cash and cash equivalents and investments	647,223	650,022
Other current assets	35,032	30,143
Property, plant and equipment, net	75,517	77,536
Goodwill and intangible assets, net	163,631	163,999
Other assets	34,383	31,847

Consolidated total assets	$1,222,760	$1,213,018

Worldwide Product Information

Because the reportable segment information above does not reflect worldwide sales of the Company’s products, the Company groups its products into three groups of similar products based upon the similarity of product function. Worldwide net revenue for each group of products is as follows:

	Three Months Ended March 31,
	2014	2013
Instruments, Control and Vacuum Products	$101,657	$75,186
Power and Reactive Gas Products	90,602	52,063
Analytical Solutions Group Products	14,094	14,396

	$206,353	$141,645

Sales of Instruments, Control and Vacuum Products and Power and Reactive Gas Products are included in the Company’s Advanced Manufacturing Capital Equipment Products segment as well as in the foreign sales and service operations because the products are sold through the foreign sales and service operations in their respective regions. Sales of the Analytical Solutions Group products are included in the Analytical Solutions Group segment as well as in the foreign sales and service operations because the products are sold through the foreign sales and service operations in their respective regions.

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

	Three Months Ended March 31,
Net revenues:	2014	2013
United States	$117,377	$74,567
Korea	27,591	13,477
Japan	16,928	13,829
Europe	19,555	18,803
Asia (excluding Korea and Japan)	24,902	20,969

	$206,353	$141,645

Long-lived assets:(1)	March 31, 2014	December 31, 2013
United States	$58,176	$60,700
Europe	6,222	5,484
Asia	12,775	13,475

	$77,173	$79,659

(1)	Long-lived assets include property, plant and equipment, net and certain other long-term assets, excluding long-term income tax receivable.

Major Customers

The Company had two customers with net revenues greater than 10% of total net revenues in the three months ended March 31, 2014 and 2013 as shown below:

	Three Months Ended March 31,
	2014	2013
Customer A	20.3%	14.7%
Customer B	13.1%	9.6%

17)	Restructuring

The Company recorded restructuring charges of $747 during the three months ended March 31, 2014. The restructuring charges were primarily for severance associated with the reduction in workforce of approximately 65 people throughout the Company.

The activity related to the Company’s restructuring accrual is shown below:

Three Months Ended March 31,
2014
Balance at December 31	$—
Charged to expense	747
Payments	(217)

Balance at March 31	$530

During the three months ended March 31, 2014, the Company re-classified certain assets from property, plant and equipment to current assets classified as held for sale, as these assets met the criteria for classification as held for sale. These assets relate to the Company closing one of its facilities in Colorado, as part of restructuring activities announced during the third quarter of 2013.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

The net book value of assets held for sale consists of the following:

March 31, 2014
Land	$474
Building and building improvements	953

$1,427

The estimated fair value approximates the net book value of the land and building at March 31, 2014.

18)	Commitments and Contingencies

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used herein, the words “believes,” “anticipates,” “plans,” “expects,” “estimates,” “would,” “will,” “intends” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect management’s current opinions and are subject to certain risks and uncertainties that could cause results to differ materially from those stated or implied. While we may elect to update forward looking statements in the future, we specifically disclaim any obligation to do so even if our estimates or expectations change. Risks and uncertainties include, but are not limited to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013 in the section entitled “Risk Factors” as referenced in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

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

We have a diverse base of customers that includes manufacturers of semiconductor capital equipment and semiconductor devices, thin film capital equipment used in the manufacture of flat panel displays, LEDs, solar cells, data storage media and other coating applications; and other industrial, medical, pharmaceutical manufacturing, energy generation, environmental monitoring and other advanced manufacturing companies, as well as university, government and industrial research laboratories. For the three months ended March 31, 2014 and 2013, approximately 73% and 63% of our net revenues, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers. We expect that sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers will continue to account for a substantial portion of our sales.

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

Net revenues from semiconductor capital equipment manufacture and semiconductor device manufacture customers increased by 67% for the three months ended March 31, 2014 compared to the same period in the prior year. Net revenues to semiconductor capital equipment manufacture and semiconductor device manufacture customers increased sequentially each quarter since March 31, 2013, from $90 million in the first quarter of 2013 to $150 million in the first quarter of 2014. Based upon current business levels in our semiconductor market, we believe that second quarter semiconductor revenues could be lower than our first quarter semiconductor revenues. The semiconductor capital equipment industry is subject to rapid demand shifts, which are difficult to predict, and we are uncertain as to the timing or extent of future demand or any future weakness in the semiconductor capital equipment industry.

Our net revenues sold to other advanced markets, which exclude semiconductor capital equipment and semiconductor device product applications, increased by 8% for the three months ended March 31, 2014, compared to the same period for the prior year. This increase was primarily attributed to increases in the general industrial and thin film markets.

A significant portion of our net revenues is to customers in international markets. For the three months ended March 31, 2014 and 2013, international net revenues accounted for approximately 43% and 47% of our net revenues, respectively. A significant portion of our international net revenues were in Korea and Japan. We expect that international net revenues will continue to represent a significant percentage of our total net revenues.

On March 18, 2014, we announced an agreement to purchase the assets of Granville-Phillips, a division of Brooks Automation, Inc., for $87 million in cash. Granville-Phillips is a leading global provider of vacuum measurement and control instruments to the semiconductor, thin film and general industrial markets with sales of approximately $30 million in 2013. The acquisition aligns with our current strategy to grow our semiconductor business, while diversifying into other high growth advanced markets. Presuming regulatory approvals and other customary closing conditions are met, the acquisition is expected to close in the second quarter of 2014.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. There have been no material changes in our critical accounting policies since December 31, 2013. For further information, please see the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2013 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total net revenues of certain line items included in MKS’ consolidated statements of operations and comprehensive income data.

	Three Months Ended March 31,
	2014	2013
Net revenues:
Product	87.8%	82.3%
Services	12.2	17.7

Total net revenues	100.0	100.0
Cost of revenues:
Cost of product revenues	48.6	49.8
Cost of service revenues	8.1	11.6

Total cost of revenues	56.7	61.4

Gross profit	43.3	38.6
Research and development	7.5	10.8
Selling, general and administrative	16.8	24.1
Acquisition costs	0.1	0.1
Restructuring	0.4	—
Amortization of intangible assets	0.2	0.3

Income from operations	18.3	3.3
Interest income, net	0.1	0.2

Income from operations before income taxes	18.4	3.5
Provision (benefit) for income taxes	3.3	(0.6)

Net income	15.1%	4.1%

Net Revenues

	Three Months Ended March 31,
(dollars in millions)	2014	2013	% Change
Product	$181.2	$116.6	55.4%
Service	25.2	25.0	0.5

Total net revenues	$206.4	$141.6	45.7%

Product revenues increased $64.6 million during the three months ended March 31, 2014, compared to the same period for the prior year. Product revenues related to our semiconductor capital equipment manufacturer and semiconductor device manufacturer customers increased by $59.6 million, or 80.6%. The increase in the semiconductor markets we serve was mainly the results of volume increases in four consecutive quarters since March 31, 2013. Our product revenues for other advanced markets, which exclude semiconductor capital equipment and semiconductor device product applications, increased by $5.0 million, or 11.7% during the three months ended March 31, 2014, compared to the same period for the prior year. The increase in our non-semiconductor markets was primarily caused by volumes increases of $5.9 million in our general industrial markets.

Service revenues consisted mainly of fees for services relating to the maintenance and repair of our products and software services, installation and training. Service revenues increased $0.2 million during the three months ended March 31, 2014, compared to the same period in the prior year. The increases in service revenues are primarily attributed to increases in the semiconductor markets.

Total international net revenues, including product and service, were $89.0 million for the three months ended March 31, 2014, or 43.1% of net revenues, compared to $67.1 million for the three months ended March 31, 2013, or 47.4% of net revenues. The increase for the three months ended March 31, 2014 compared to the same period in the prior year related mainly to an increase in net revenues in Korea.

The following is our net revenues by reportable segment (dollars in millions):

	Three Months Ended March 31,
	2014	2013	% Change
Net revenues:
Advanced Manufacturing Capital Equipment	$169.2	$104.8	61.4%
Analytical Solutions Group	14.2	14.4	(1.6)
Europe Region Sales & Service	14.4	11.0	30.2
Asia Region Sales & Service	66.7	47.1	41.4
Corporate, Eliminations and Other	(58.1)	(35.7)	(62.5)

Total net revenues	$206.4	$141.6	45.7%

Net revenues increased in our Advanced Manufacturing Capital Equipment segment by 61.4% for the three months ended March 31, 2014, compared to the same period in the prior year. This increase was mainly driven by an increase in net revenues from our top two customers who represented approximately 33% of our total revenues in 2014. This segment sells mainly in the semiconductor market where net revenues from semiconductor capital equipment manufacturers and semiconductor device manufacturers increased by 67% for the three months ended March 31, 2014, compared to the same period in the prior year.

Net revenues for our Analytical Solutions Group remained relatively flat for the three months ended March 31, 2014, compared to the same period in the prior year. This segment sells to many different markets and sales in this segment can vary from quarter to quarter depending upon specific orders.

Net revenues for the Europe Region Sales & Service segment increased by 30.2% for the three months ended March 31, 2014, compared to the same period in the prior year. This segment sells to many different markets and sales increased primarily in the general industrial market.

Net revenues for the Asia Region Sales & Service segment increased by 41.4% for the three months ended March 31, 2014, compared to the same period in the prior year. This increase is consistent with overall consolidated net revenue increases for the same periods since most of Asia sales are in the semiconductor market.

Gross Profit

	Three Months Ended March 31,
	2014	2013	% Points Change
Gross profit as a percentage of net revenues:
Product	44.7%	39.5%	5.2%
Service	33.4%	34.6	(1.2)

Total gross profit percentage	43.3%	38.6%	4.7%

Gross profit on product revenues increased by 5.2 percentage points for the three months ended March 31, 2014, compared to the same period for the prior year. The increase is primarily due to an increase of 6.9 percentage points due to higher revenue volume and a net increase of 0.6 percentage points due to lower direct labor and overhead costs, partially offset by a decrease of 2.2 percentage points related to unfavorable product mix.

Cost of service revenues, which includes salaries and related expenses and other fixed costs, consists primarily of providing services for repair and software services and training. Service gross profit decreased by 1.2 percentage points for the three months ended March 31, 2014, compared to the same period in the prior year. The decrease is primarily due to a decrease of 0.7 percentage points due to unfavorable foreign exchange and 0.5 percentage points due to higher overhead costs.

The following is gross profit as a percentage of net revenues by reportable segment:

	Three Months Ended March 31,
	2014	2013	% Points Change
Gross profit:
Advanced Manufacturing Capital Equipment	40.0%	33.1%	6.9%
Analytical Solutions Group	46.2	51.7	(5.5)
Europe Region Sales & Service	29.5	28.9	0.6
Asia Region Sales & Service	19.5	18.7	0.8
Corporate, Eliminations and Other	3.5	(1.1)	4.6

Total gross profit	43.3%	38.6%	4.7%

Gross profit for the Advanced Manufacturing Capital Equipment group increased 6.9 percentage points for the three month period ended March 31, 2014, compared to the same period in the prior year. The increase is primarily attributed to higher revenue and production volumes.

Gross profit for the Analytical Solutions Group decreased 5.5 percentage points for the three month period ended March 31, 2014, compared to the same period in the prior year. The decrease is primarily related to unfavorable product mix and higher direct labor and overhead costs, partially offset by lower material costs.

Gross profit for the Europe Region Sales & Service operations increased 0.6 percentage points for the three month period ended March 31, 2014, compared to the same period in the prior year. The increase is primarily related to higher revenue volumes, lower excess and obsolete inventory charges and lower direct labor and overhead costs. These increases are partially offset by unfavorable product mix.

Gross profit for the Asia Region Sales & Service operations increased 0.8 percentage points for the three month period ended March 31, 2014, compared to the same period in the prior year. The increase is primarily related to favorable revenue volumes, lower excess and obsolete inventory charges and lower material costs, partially offset by unfavorable product mix.

Research and Development

	Three Months Ended March 31,
(dollars in millions)	2014	2013	% Change
Research and development expenses	$15.6	$15.2	2.4%

Research and development expenses increased $0.4 million for the three months ended March 31, 2014, compared to the same period in the prior year. This increase is primarily attributed to an increase of $0.6 million for compensation related costs and $0.1 million in consulting and professional fees, partially offset by a $0.5 million decrease in project materials.

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

Selling, General and Administrative

	Three Months Ended March 31,
(dollars in millions)	2014	2013	% Change
Selling, general and administrative expenses	$34.6	$34.1	1.3%

Selling, general and administrative expenses increased by $0.5 million in the three months ended March 31, 2014, compared to the same period in the prior year. The increase is primarily attributed to an increase of $0.8 million in consulting and professional fees, $0.5 million in commissions and $0.5 million in variable compensation charges, partially offset by a decrease of $0.9 million in bad debt expense and $0.6 million in favorable foreign exchange.

Acquisition Costs

	Three Months Ended March 31,
(dollars in millions)	2014	2013	% Change
Acquisition costs	$0.2	$0.2	33.0%

We incurred $0.2 million of acquisition costs in the three months ended March 31, 2014, comprising of legal and filing fees related to the Granville-Philips acquisition, which is expected to close in the second quarter of 2014. We incurred $0.2 million of acquisition costs, comprising of legal fees in the three months ended March 31, 2013 related to our March 2013 acquisition of Alter S.r.l.

Restructuring

	Three Months Ended March 31,
(dollars in millions)	2014	2013	% Change
Restructuring	$0.7	$—	1767.0%

The three months ended March 31, 2014, includes restructuring charges primarily related to severance costs associated with a reduction in workforce or approximately 65 people throughout the Company. The three months ended March 31, 2013 includes restructuring charges of $40 thousand related to the consolidation of two sites.

Amortization of Intangible Assets

	Three Months Ended March 31,
(dollars in millions)	2014	2013	% Change
Amortization of intangible assets	$0.4	$0.4	(5.6)%

Amortization expense for the three months ended March 31, 2014 remained relatively flat compared to the same period in the prior year.

Interest Income, Net

	Three Months Ended March 31,
(dollars in millions)	2014	2013	% Change
Interest income, net	$0.2	$0.3	(0.2)%

Interest income, net remained relatively flat for the three months ended March 31, 2014 compared to the same period in the prior year.

Provision for Income Taxes

	Three Months Ended March 31,
(dollars in millions)	2014	2013	% Change
Provision (benefit) for income taxes	$6.8	$(0.8)	(952.1)%

Our effective tax rate for the three months ended March 31, 2014 and 2013 was 17.8% and (16.0)%, respectively. The primary reason the effective tax rate for the three months ended March 31, 2014, and related income tax expense was lower than the U.S. statutory tax rate was due to the discrete release of income tax reserves related to the effective settlement of a foreign tax examination. The geographic mix of income and profits earned by the Company’s international subsidiaries being taxed at rates lower than the U.S. statutory rate also had a significant impact on the effective tax rate. The effective tax rate for the three months ended March 31, 2013, and related tax benefit were lower than the U.S. statutory tax rate due to certain tax incentives realized by the Company, and recognized as discrete events in the quarter. These incentives were reinstated under The American Taxpayer Relief Act of 2012 that was signed into law on January 2, 2013.

We and our subsidiaries are subject to examination by federal, state and foreign tax authorities. The Internal Revenue Service commenced an examination of our U.S. federal tax filings for open tax years 2007 through 2009 during the quarter ended June 30, 2012.

Our future effective income tax rate depends on various factors, including the impact of tax legislation, the geographic composition of our pre-tax income, and changes in tax reserves for unrecognized tax benefits. We monitor these factors and timely adjust our effective tax rate accordingly. Additionally, the effective tax rate could be adversely affected by changes in the valuation of deferred tax assets and liabilities. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate sufficient future taxable income in the United States. While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from our accrued positions as a result of uncertain and complex application of tax law and regulations. Additionally, the recognition and measurement of certain tax benefits include estimates and judgment by management. Accordingly, we could record additional provisions or benefits for U.S. federal, state, and foreign taxes matters in future periods as new information becomes available.

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments totaled $593.6 million at March 31, 2014, compared to $589.6 million at December 31, 2013.

Net cash provided by operating activities was $9.9 million for the three months ended March 31, 2014 and resulted mainly from net income of $31.2 million, which included non-cash charges of $6.1 million and changes in working capital of $27.1 million. The increase in working capital was primarily due to an increase in inventories of $7.4 million and an increase in trade accounts receivable of $2.8 million, due to increased business levels, a decrease in accrued compensation of $6.9 million, a decrease in income taxes of $5.5 million and a decrease in accounts payable of $4.7 million, primarily due to timing of payments, offset by an increase in other current liabilities of $2.5 million.

Net cash provided by operating activities was $2.5 million for the three months ended March 31, 2013 and resulted mainly from net income of $5.8 million, which included non-cash charges of $13.2 million and changes in working capital of $16.3 million. The increase in working capital was primarily due to an increase in trade accounts receivable of $10.3 million, a decrease in accrued compensation of $4.9 million, a decrease in income taxes of $3.3 million, offset by an increase in accounts payable of $4.5 million. The increase in accounts receivable and accounts payable is due to increased business activities during the three months ended March 31, 2013, compared to the fourth quarter of 2012. The decrease in accrued compensation and income taxes is related to the timing of payments.

Net cash used in investing activities of $2.0 million for the three months ended March 31, 2014 resulted primarily from $3.1 million in purchases of production related equipment, partially offset by $1.0 million in net sales and maturities of short-term and long-term investments. Net cash used in investing activities of $7.2 million for the three months ended March 31, 2013 resulted primarily from $3.4 million in purchases of production related equipment, $2.0 million in net purchases of investments and $2.0 million from the acquisition of Alter, S.r.l.

Net cash used in financing activities was $10.1 million for the three months ended March 31, 2014 and consisted primarily of $8.6 million of dividend payments made to common stockholders, $0.9 million related to the repurchase of common stock and $0.8 million of net payments related to tax payments for employee stock awards. Net cash used in financing activities was $11.2 million for the three months ended March 31, 2013 and consisted primarily of $8.4 million of dividend payments made to common stockholders, $1.7 million related to the repurchase of common stock and $1.3 million of net payments related to tax payments for employee stock awards.

Our Japanese subsidiary has lines of credit and short-term borrowing arrangements with two financial institutions which generally expire and are renewed at three month intervals. The lines of credit provide for aggregate borrowings as of March 31, 2014 of up to an equivalent of

$22.5 million U.S. dollars. One of the borrowing arrangements has an interest rate based on the Tokyo Interbank Offer Rate at the time of borrowing and the other has an interest rate based on the Japanese Short-term Prime Lending Rate. There were no borrowings outstanding under these arrangements at March 31, 2014 and December 31, 2013.

On July 25, 2011, our Board of Directors approved a share repurchase program for the repurchase of up to an aggregate of $200 million of our outstanding common stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means. The timing and quantity of any shares repurchased depends upon a variety of factors, including business conditions, stock market conditions and business development activities, including but not limited to merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice. During the three months ended March 31, 2014, we repurchased approximately 32,000 shares of our common stock for $0.9 million at an average price of $29.81 per share. During the three months ended March 31, 2013, we repurchased 61,000 shares of our common stock for $1.7 million at an average price of $27.35 per share.

During the three months ended March 31, 2014, our Board of Directors declared a quarterly dividend of $0.16 per share that totaled $8.6 million.

On May 5, 2014, the Board of Directors declared a quarterly cash dividend of $0.165 per share to be paid on June 13, 2014 to stockholders of record as of June 2, 2014. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of our Board of Directors.

Our total cash and cash equivalents and short-term marketable investments at March 31, 2014 consisted of $326.6 million held in the U.S. and $267.0 million held by our foreign subsidiaries, substantially all of which would be subject to tax in the U.S. if returned to the U.S. We believe our existing U.S. cash and short-term investment balances are adequate to meet domestic operating needs, including estimated working capital, planned capital expenditure requirements and any future cash dividends, if declared, or share repurchases in the next twelve months and foreseeable future.

As previously noted, presuming receipt of regulatory approval and satisfaction of other customary closing conditions, we expect to close our acquisition of Granville-Philips in the second quarter of 2014, for approximately $87 million of cash.

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

Recently Issued Accounting Pronouncements

On July 18, 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists.” Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carry-forwards that would be utilized, rather than only against carry-forwards that are created by unrecognized tax benefits. The provisions of this ASU are effective for interim and annual periods beginning on or after December 15, 2013. The adoption of ASU No 2013-11 did not have a material effect on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information concerning market risk is contained in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on February 26, 2014. As of March 31, 2014, there were no material changes in our exposure to market risk from December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are subject to various legal proceedings and claims, which have arisen in the ordinary course of business.

In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 1A.	RISK FACTORS.

Information regarding risk factors affecting the Company’s business are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 in the section entitled “Risk Factors.” There have been no material changes from the risks disclosed therein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth certain information with respect to repurchases of our common stock during the three months ended March 31, 2014.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 – January 30, 2014	—	$—	—	$183,618,000
February 1 – February 28, 2014	21,807	$29.76	21,807	$182,969,000
March 1 – March 31, 2014	9,900	$29.93	9,900	$182,673,000

Total	31,707	$29.81	31,707

(1)	On July 25, 2011, our Board of Directors approved a share repurchase program (the “Program”) for the repurchase of up to an aggregate of $200 million of our common stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means, which we announced on July 27, 2011. The timing and quantity of any shares repurchased will depend upon a variety of factors, including business conditions, stock market conditions and business development activities, including but not limited to merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice.
(2)	We have repurchased approximately 659,000 shares of our common stock pursuant to the Program since its adoption.

ITEM 6.	EXHIBITS.

Exhibit No.	Exhibit Description

+3.1(1)	Restated Articles of Organization of the Registrant

+3.2(2)	Articles of Amendment to Articles of Organization, as filed with the Secretary of State of Massachusetts on May 18, 2001

+3.3(3)	Articles of Amendment to Articles of Organization, as filed with the Secretary of State of Massachusetts on May 16, 2002

+3.4(4)	Amended and Restated By-Laws of the Registrant

+10.1(4)*	2014 Stock Incentive Plan

+10.2(4)*	2014 Employee Stock Purchase Plan

+10.3(4)*	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2014 Stock Incentive Plan

+10.4(4)*	Form of Restricted Stock Unit Agreement for employees under the 2014 Stock Incentive Plan

†10.5*	2014 Sales Commission Plan for John R. Abrams

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+	Previously filed
*	Management contract or compensatory plan arrangement.
†	Confidential Treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-49738) filed with the Securities and Exchange Commission on November 13, 2000.
(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(4)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2014.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MKS INSTRUMENTS, INC.

May 7, 2014	By:	/s/ Seth H. Bagshaw
Seth H. Bagshaw
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)