Form 10-Q
period 2014-06-30
MKS INSTRUMENTS INC
filed 2014-08-06
CIK 1049502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of July 30, 2014, the registrant had 53,044,049 shares of common stock outstanding.

MKS INSTRUMENTS, INC.

FORM 10-Q

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MKS INSTRUMENTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$262,789	$288,902
Short-term investments	202,128	300,715
Trade accounts receivable, net	101,487	116,744
Inventories	155,872	142,727
Deferred income taxes	10,618	13,428
Other current assets	28,707	16,715
Assets classified as held for sale	1,427	—

Total current assets	763,028	879,231

Property, plant and equipment, net	75,960	77,536
Long-term investments	80,912	60,405
Goodwill	193,050	150,909
Intangible assets, net	51,012	13,090
Other assets	33,939	31,847

Total assets	$1,197,901	$1,213,018

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,654	$40,074
Accrued compensation	22,443	43,662
Income taxes payable	4,168	10,444
Other current liabilities	39,507	34,242

Total current liabilities	92,772	128,422

Other liabilities	61,843	63,073

Commitments and contingencies (Note 18)

Stockholders’ equity:
Preferred Stock, $0.01 par value per share, 2,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, no par value, 200,000,000 shares authorized; 53,031,291 and 53,363,450 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	113	113
Additional paid-in capital	726,831	730,571
Retained earnings	303,277	278,966
Accumulated other comprehensive income	13,065	11,873

Total stockholders’ equity	1,043,286	1,021,523

Total liabilities and stockholders’ equity	$1,197,901	$1,213,018

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues:
Products	$157,466	$132,541	$338,652	$249,152
Services	27,231	24,387	52,398	49,421

Total net revenues	184,697	156,928	391,050	298,573
Cost of revenues:
Cost of products	87,513	79,206	187,724	149,781
Cost of services	17,549	15,764	34,319	32,132

Total cost of revenues	105,062	94,970	222,043	181,913

Gross profit	79,635	61,958	169,007	116,660
Research and development	15,421	16,813	31,039	32,061
Selling, general and administrative	32,239	34,849	66,830	68,982
Insurance reimbursement	—	(1,071)	—	(1,071)
Acquisition costs	271	—	499	171
Restructuring	—	198	747	238
Amortization of intangible assets	1,044	742	1,454	1,176

Income from operations	30,660	10,427	68,438	15,103
Interest income	243	234	495	539
Interest expense	12	23	29	37

Income before income taxes	30,891	10,638	68,904	15,605
Provision for income taxes	9,667	3,318	16,435	2,524

Net income	$21,224	$7,320	$52,469	$13,081

Other comprehensive income:
Changes in value of financial instruments designated as cash flow hedges, net of tax (benefit) expense(1)	$(682)	$56	$(845)	$1,076
Foreign currency translation adjustments, net of tax of $0 for the three months and six months ended June 30, 2014 and 2013	1,973	(836)	1,994	(9,175)
Unrealized gain (loss) on investments, net of tax expense (benefit)(2)	7	(36)	43	(61)

Total comprehensive income	$22,522	$6,504	$53,661	$4,921

Net income per share:
Basic	$0.40	$0.14	$0.98	$0.25

Diluted	$0.40	$0.14	$0.98	$0.25

Cash dividends per common share	$0.165	$0.16	$0.325	$0.32

Weighted average common shares outstanding:
Basic	53,361	53,054	53,386	52,914

Diluted	53,537	53,358	53,657	53,359

(1)	Tax (benefit) expense was $(428) and $56 for the three months ended June 30, 2014 and 2013, respectively. Tax (benefit) expense was $(536) and $652 for the six months ended June 30, 2014 and 2013, respectively.
(2)	Tax expense (benefit) was $4 and $(36) for the three months ended June 30, 2014 and 2013, respectively. Tax expense (benefit) was $28 and $(37) for the six months ended June 30, 2014 and 2013, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$52,469	$13,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,965	8,470
Stock-based compensation	5,998	8,809
Provision for excess and obsolete inventory	5,532	7,372
Provision for bad debt	329	1,017
Deferred income taxes	1,396	2,845
Excess tax benefits from stock-based compensation	(348)	(814)
Other	24	(16)
Changes in operating assets and liabilities:
Trade accounts receivable	15,842	(16,345)
Inventories	(11,804)	(10,934)
Income taxes	(17,209)	(3,645)
Other current assets	(3,749)	(8,639)
Accrued compensation	(19,662)	(44)
Other current and non-current liabilities	4,518	(2,997)
Accounts payable	(13,538)	7,681
Other assets	(949)	(195)

Net cash provided by operating activities	27,814	5,646

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(86,950)	(2,058)
Purchases of investments	(231,293)	(226,377)
Maturities of investments	154,505	156,306
Sales of investments	154,992	47,243
Purchases of property, plant and equipment	(7,255)	(6,360)
Other	135	(59)

Net cash used in investing activities	(15,866)	(31,305)

Cash flows from financing activities:
Proceeds from short-term borrowings	—	6
Payments on short-term borrowings	—	(776)
Repurchase of common stock	(20,809)	(2,875)
Net payments related to employee stock awards	(11)	(2,426)
Dividend payments to common stockholders	(17,326)	(16,951)
Excess tax benefits from stock-based compensation	348	814

Net cash used in financing activities	(37,798)	(22,208)

Effect of exchange rate changes on cash and cash equivalents	(263)	(3,997)

Decrease in cash and cash equivalents	(26,113)	(51,864)
Cash and cash equivalents at beginning of period	288,902	287,588

Cash and cash equivalents at end of period	$262,789	$235,724

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1)	Basis of Presentation

The terms “MKS” and the “Company” refer to MKS Instruments, Inc. and its subsidiaries. The interim financial data as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 are unaudited; however, in the opinion of MKS, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The consolidated balance sheet presented as of December 31, 2013 has been derived from the audited consolidated financial statements as of that date. The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by United States generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the MKS Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on February 26, 2014.

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

2)	Recently Issued Accounting Pronouncements

In May 2014 the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods and services to customers in an amount that reflects the consideration that the company expects to be entitled to in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and assets recognized from costs incurred to obtain or fulfill a contract. This pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company has not yet selected a transition method. The Company is currently evaluating the requirements of ASU No. 2014-09 and has not yet determined its impact on the Company’s consolidated financial statements.

3)	Investments

The fair value of short-term investments with maturities or estimated lives of less than one year consists of the following:

	June 30, 2014	December 31, 2013
Available-for-sale investments:
Bankers’ acceptance drafts	$968	$491
Time deposits and certificates of deposit	69,266	64,989
Commercial paper	27,180	53,434
Corporate obligations	12,880	18,351
U.S. agency obligations	91,834	162,450

	$202,128	$299,715
Trading investments:
Mutual funds	—	1,000

	$202,128	$300,715

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The fair value of long-term investments with maturities of more than one year consists of the following:

	June 30, 2014	December 31, 2013
Available-for-sale investments:
Time deposits	$54	$54
Asset-backed securities	26,411	—
Corporate obligations	36,341	—
U.S. agency obligations	18,106	60,351

	$80,912	$60,405

The following tables show the gross unrealized gains and (losses) aggregated by investment category for short-term and long-term available-for-sale investments:

As of June 30, 2014:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Short-term investments:
Bankers’ acceptance drafts	$968	$—	$—	$968
Time deposits and certificates of deposit	69,264	5	(3)	69,266
Commercial paper	27,176	4	—	27,180
Corporate obligations	12,880	1	(1)	12,880
U.S. agency obligations	91,798	36	—	91,834

	$202,086	$46	$(4)	$202,128

Long-term investments:
Time deposits	$54	$—	$—	$54
Asset-backed securities	26,398	20	(7)	26,411
Time deposits	36,354	5	(18)	36,341
U.S. agency obligations	18,082	24	—	18,106

	$80,888	$49	$(25)	$80,912

As of December 31, 2013:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Short-term investments:
Bankers’ acceptance drafts	$491	$—	$—	$491
Time deposits and certificates of deposit	64,983	10	(4)	64,989
Commercial paper	53,429	5	—	53,434
Corporate obligations	18,360	—	(9)	18,351
U.S. agency obligations	162,430	22	(2)	162,450

	$299,693	$37	$(15)	$299,715

Long-term investments:
Time Deposits	$54	$—	$—	$54
U.S. agency obligations	60,374	9	(32)	60,351

	$60,428	$9	$(32)	$60,405

Interest income is accrued as earned. Dividend income is recognized as income on the date the stock trades “ex-dividend.” The cost of marketable securities sold is determined by the specific identification method. Realized gains or (losses) are reflected in income and were not material for the three and six months ended June 30, 2014 and 2013, respectively.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The gains and losses for trading investments were immaterial for the three and six months ended June 30, 2014 and 2013.

In accordance with the Company’s investment policy, no security shall be of a maturity or average life longer than three years. The average duration of the portfolio shall be no more than one year. Corporate securities must have ratings of A3/A- or better. Asset-backed securities must be rated AAA. Short-term ratings of A-2/P2/F2 or higher are also permitted. With respect to compliance with these investment guidelines the rating agencies include Moody’s Investor Service, Standard & Poor’s and Fitch Investor Service. The middle of Moody’s, Standard & Poor’s and Fitch rating shall be used to determine compliance with credit quality guidelines. If a security is rated by two rating agencies agencies, the lower rating will apply. If only one rating exists, that rating shall be used.

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Assets and liabilities of the Company are measured at fair value on a recurring basis as of June 30, 2014 and are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	Total June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$22,167	$22,167	$—	$—
Time deposits and certificates of deposit	10,700	—	10,700	—
Bankers’ acceptance drafts	63	—	63	—
Available-for-sale securities:
Bankers’ acceptance drafts	968	—	968	—
Time deposits and certificates of deposit	69,320	—	69,320	—
Commercial paper	27,180	—	27,180	—
Asset-backed securities	26,411	—	26,411	—
Corporate obligations	49,221	—	49,221	—
U.S. agency obligations	109,940	—	109,940	—
Derivatives – currency forward contracts	44	—	44	—

Total assets	$316,014	$22,167	$293,847	$—

Liabilities:
Derivatives – currency forward contracts	$1,161	$—	$1,161	$—

Reported as follows:
Assets:
Cash and cash equivalents(1)	$32,930	$22,167	$10,763	$—
Short-term investments	202,128	—	202,128	—
Other current assets	44	—	44	—

Total current assets	$235,102	$22,167	$212,935	$—

Long-term investments	$80,912	$—	$80,912	$—

Liabilities:
Other current liabilities	$1,161	$—	$1,161	$—

(1)	The cash and cash equivalent amounts presented in the table above do not include cash of $222,590 and non-negotiable time deposits of $7,269 as of June 30, 2014.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Assets and liabilities of the Company are measured at fair value on a recurring basis as of December 31, 2013 and are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	Total December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents
Money market funds	$38,166	38,166	—	—
Time deposits and certificates of deposit	7,050	—	7,050	—
Bankers’ acceptance drafts	32	—	32	—
Commercial paper	3,350	—	3,350	—
Trading securities:
Mutual funds	1,000	1,000	—	—
Available-for-sale securities:
Bankers’ acceptance drafts	491	—	491	—
Time deposits and certificates of deposit	65,043	—	65,043	—
Commercial paper	53,434	—	53,434	—
Corporate obligations	18,351	—	18,351	—
U.S. agency obligations	222,801	—	222,801	—
Derivatives – currency forward contracts	920	—	920	—

Total assets	$410,638	$39,166	$371,472	$—

Liabilities:
Derivatives – currency forward contracts	$656	$—	$656	$—

Reported as follows:
Assets:
Cash and cash equivalents(1)	$48,598	$38,166	$10,432	$—
Short-term investments	300,715	1,000	299,715	—
Other current assets	920	—	920	—

Total current assets	$350,233	$39,166	$311,067	$—

Long-term investments	$60,405	$—	$60,405	$—

Liabilities:
Other current liabilities	$656	$—	$656	$—

(1)	The cash and cash equivalent amounts presented in the table above do not include cash of $234,675 and non-negotiable time deposits of $5,629 as of December 31, 2013.

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

Available-For-Sale Investments

Available-for-sale investments consisted of time deposits and drafts denominated in the Euro currency, commercial paper, certificates of deposit, asset-backed securities which include auto loans, credit card receivables, equipment trust receivables, corporate obligations and U.S. agency obligations. The Company measures its debt and equity investments at fair value.

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

The Company hedges a portion of its forecasted foreign currency denominated intercompany sales of inventory, over a maximum period of eighteen months, using forward foreign exchange contracts accounted for as cash-flow hedges related to Japanese, South Korean, British, Euro and Taiwan currencies. To the extent these derivatives are effective in off-setting the variability of the hedged cash flows, and otherwise meet the hedge accounting criteria, changes in the derivatives’ fair value are not included in current earnings but are included in other comprehensive income (“OCI”) in stockholders’ equity. These changes in fair value will subsequently be reclassified into earnings, as applicable, when the forecasted transaction occurs. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period it occurs. The cash flows resulting from forward exchange contracts are classified in the consolidated statements of cash flows as part of cash flows from operating activities. The Company does not enter into derivative instruments for trading or speculative purposes.

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

As of June 30, 2014 and December 31, 2013, the Company had outstanding forward foreign exchange contracts with gross notional values of $48,667 and $21,018, respectively. The following tables provide a summary of the primary net hedging positions and corresponding fair values held as of June 30, 2014 and December 31, 2013:

	June 30, 2014
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value(1) Asset/(Liability)
U.S. Dollar/Japanese Yen	$16,170	$(194)
U.S. Dollar/South Korean Won	17,742	(758)
U.S. Dollar/Euro	4,188	(11)
U.S. Dollar/U.K. Pound Sterling	2,340	(67)
U.S. Dollar/Taiwan Dollar	8,227	(87)

Total	$48,667	$(1,117)

(1)	Represents the fair value of the net asset / (liability) amount included in the consolidated balance sheets.

	December 31, 2013
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value(1) Asset/(Liability)
U.S. Dollar/Japanese Yen	$7,191	$920
U.S. Dollar/South Korean Won	9,254	(521)
U.S. Dollar/Euro	2,806	(85)
U.S. Dollar/U.K. Pound Sterling	1,767	(50)

Total	$21,018	$264

(1)	Represents the fair value of the net asset / (liability) amount included in the consolidated balance sheets.

The following table provides a summary of the fair value amounts of the Company’s derivative instruments:

Derivatives Designated as Hedging Instruments	June 30, 2014	December 31, 2013
Derivative assets:
Forward exchange contracts	$44	$920
Derivative liabilities:
Forward exchange contracts	(1,161)	(656)

Total net derivative asset (liability) designated as hedging instruments(1)	$(1,117)	$264

(1)	The derivative asset of $44 and derivative liability of $1,161 are classified in other current assets and other current liabilities, respectively, in the consolidated balance sheet as of June 30, 2014. The derivative asset of $920 and derivative liability of $656 are classified in other current assets and other current liabilities, respectively, in the consolidated balance sheet as of December 31, 2013. These foreign exchange contracts are subject to a master netting agreement with one financial institution. However, the Company has elected to record these contracts on a gross basis in the balance sheet.

The net amount of existing losses as of June 30, 2014 that is expected to be reclassified from accumulated OCI into earnings within the next twelve months is immaterial.

The following table provides a summary of the gains (losses) on derivatives designated as hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Designated as Cash Flow Hedging Relationships	2014	2013	2014	2013
Forward exchange contracts:
Net (loss) gain recognized in OCI(1)	$(1,230)	$(257)	$(1,564)	$1,359
Net (loss) gain reclassified from OCI into income(2)	$(76)	$602	$(151)	$805

(1)	Net change in the fair value of the effective portion classified in OCI.
(2)	Effective portion classified in cost of products for the three and six months ended June 30, 2014 and 2013.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The following table provides a summary of (losses) gains on derivatives not designated as hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	2014	2013	2014	2013
Forward exchange contracts:
Net (loss) gain recognized in income(1)	$(204)	$163	$(98)	$654

(1)	The Company had a forward foreign exchange contract that hedged an intercompany loan with its Korean subsidiary, which expired during the three months ended June 30, 2014. This hedge did not qualify for hedge accounting and any gains (losses) were recorded immediately in selling, general and administrative expenses.

6)	Inventories

Inventories consist of the following:

	June 30, 2014	December 31, 2013
Raw materials	$81,270	$75,687
Work-in-process	26,416	24,304
Finished goods	48,186	42,736

	$155,872	$142,727

7)	Acquisitions

Granville-Phillips

On May 30, 2014, the Company acquired Granville-Phillips (“GP”), a division of Brooks Automation, Inc. (“Brooks”), for $87,000, which includes $86,950 in cash and $50 in contingent consideration. MKS will pay contingent consideration if it does not cease use of certain of Brooks’ administrative services by a pre-defined date in accordance with a transition services agreement. Granville-Phillips is a leading global provider of vacuum measurement and control instruments to the semiconductor, thin film and general industrial markets with sales of approximately $30,000 in 2013. The Company believes that the amount of goodwill relative to identifiable intangible assets relates to several factors including: a well-regarded leader in indirect vacuum gauges, a premium brand, an excellent reputation for quality, reliability and performance and assembled workforce. The acquisition aligns with the Company’s current strategy to grow its semiconductor business, while diversifying into other high growth advanced markets.

The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Inventory	$6,223
Other assets	490
Intangible assets	39,050
Goodwill	41,412
Warranty liability	(175)

Total purchase price	$87,000

The entire purchase price is expected to be deductible for tax purposes. The following table reflects the allocation of the acquired intangible assets and related estimates of useful lives. These acquired intangibles will be amortized on a straight-line basis.

Customer relationships	$21,250	7 years
Trademark and trade names	2,100	12 years
Current developed technology	15,700	9-12 years

	$39,050

The results of this acquisition were included in the Company’s consolidated operations beginning on May 30, 2014. The pro forma consolidated statements reflecting the operating results of GP, had it been acquired January 1, 2014, would not differ materially from the operating results of the Company as reported for the three and six months ended June 30, 2014. GP is included in the Company’s Instruments, Control and Vacuum Products group and the Advanced Manufacturing Capital Equipment reportable segment.

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

The changes in the carrying amount of goodwill and accumulated impairment (loss) during the six months ended June 30, 2014 and twelve months ended December 31, 2013 were as follows:

	2014			2013
	Gross Carrying Amount	Accumulated Impairment (Loss)	Net	Gross Carrying Amount	Accumulated Impairment (Loss)	Net
Beginning balance at January 1	$290,323	$(139,414)	$150,909	$290,147	$(139,414)	$150,733
Acquired goodwill(1)	41,793	—	41,793	—	—	—
Foreign currency translation	348	—	348	176	—	176

Ending balance at June 30, 2014 and December 31, 2013	$332,464	$(139,414)	$193,050	$290,323	$(139,414)	$150,909

(1)	During the second quarter of 2014, the Company recorded $41,412 of goodwill related to the May 30, 2014 GP acquisition. During the first quarter of 2014, the Company recorded a purchase accounting adjustment for $381 related to the March 12, 2013 purchase of Alter S.r.l.

Goodwill associated with each of our reportable segments is as follows:

	June 30, 2014	December 31, 2013
Reportable segment:
Advanced Manufacturing Capital Equipment	$184,382	$142,241
Analytical Solutions Group	8,668	8,668
Europe Region Sales & Service	—	—
Asia Region Sales & Service	—	—

Total goodwill	$193,050	$150,909

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Intangible Assets

Components of the Company’s intangible assets are comprised of the following:

As of June 30, 2014:	Gross	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology(1)	$100,380	$(78,640)	$662	$22,402
Customer relationships(1)	35,821	(10,581)	631	25,871
Patents, trademarks, trade names and other(1)	27,736	(25,087)	90	2,739

	$163,937	$(114,308)	$1,383	$51,012

(1)	During the second quarter of 2014, the Company recorded $39,050 of separately identified intangible assets of which $15,700 was completed technology, $21,250 was customer relationships and $2,100 was trademarks and trade names, relating to the May 30, 2014 GP acquisition.

As of December 31, 2013:	Gross	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology	$84,680	$(78,072)	$519	$7,127
Customer relationships	14,571	(9,831)	454	5,194
Patents, trademarks, trade names and other	25,636	(24,951)	84	769

	$124,887	$(112,854)	$1,057	$13,090

Aggregate amortization expense related to acquired intangibles for the three and six months ended June 30, 2014 were $1,044 and $1,454, respectively. Aggregate amortization expense related to acquired intangibles for the three and six months ended June 30, 2013 were $742 and $1,176, respectively. Estimated amortization expense for each of the remaining fiscal years is as follows:

Year	Amount
2014 (remaining)	$3,590
2015	6,615
2016	6,346
2017	6,314
2018	6,305
Thereafter	21,842

9)	Other Assets

	June 30, 2014	December 31, 2013
Other Assets:
Deferred tax assets, net	$10,480	$9,208
Other	23,459	22,639

Total other assets	$33,939	$31,847

10)	Other Liabilities

	June 30, 2014	December 31, 2013
Other Current Liabilities:
Product warranties	$7,117	$6,956
Deferred revenue	6,186	5,556
Other	26,204	21,730

Total other current liabilities	$39,507	$34,242

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Other Liabilities:
Long-term income tax payable	$44,039	$46,745
Accrued compensation	11,187	9,646
Other	6,617	6,682

Total other liabilities	$61,843	$63,073

11)	Debt

The Company’s Japanese subsidiary has lines of credit and short-term borrowing arrangements with two financial institutions which generally expire and are renewed at three month intervals. The lines of credit provide for aggregate borrowings as of June 30, 2014 of up to an equivalent of $22,609 U.S. dollars. One of the borrowing arrangements has an interest rate based on the Tokyo Interbank Offer Rate at the time of borrowing and the other has an interest rate based on the Japanese Short-term Prime Lending Rate. There were no borrowings outstanding under these arrangements at June 30, 2014 and December 31, 2013.

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

Product warranty activities were as follows:

	Six Months Ended June 30,
	2014	2013
Beginning of period	$6,956	$8,266
Provision for product warranties	1,589	1,251
Direct charges to warranty liability	(1,476)	(2,206)
Foreign currency translation	48	(136)

End of period	$7,117	$7,175

13)	Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2014 was 31.3% and 23.9%, respectively. The effective tax rate for the three months ended June 30, 2014 was lower than the U.S. statutory rate due to the impact of lower tax rates on foreign income and the deduction for domestic production activities. The effective tax rate was lower in the six months ended June 30, 2014 primarily due to the discrete release of income tax reserves related to the effective settlement of a foreign tax examination in the quarter ended March 31, 2014. The geographic mix of income and profits earned by the Company’s international subsidiaries being taxed at rates lower than the U.S. statutory rate and the deduction for domestic production activities also had a significant impact in reducing the effective tax rate in the six month period. The Company’s effective tax rate for the three and six months ended June 30, 2013 was 31.2% and 16.2%, respectively. The effective tax rate for the six months ended June 30, 2013, and related tax expense was lower than the U.S. statutory rate due to certain tax incentives realized by the Company, and recognized as discrete events in the quarter ended March 31, 2013. These incentives were reinstated under The American Taxpayer Relief Act of 2012 that was signed into law on January 2, 2013.

At June 30, 2014, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $42,794. At December 31, 2013, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $47,684. The net decrease from December 31, 2013 was primarily attributable to a release in reserves for uncertain tax positions due to the effective settlement of a foreign tax examination during the quarter ended March 31, 2014. As of June 30, 2014, if these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of $20,536, excluding interest and penalties, would impact the Company’s effective tax rate. The Company accrues interest expense and, if applicable penalties, for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. At June 30, 2014, and December 31, 2013, the Company had accrued interest on unrecognized tax benefits of approximately $1,961 and $2,159, respectively.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The Company and its subsidiaries are subject to examination by federal, state and foreign tax authorities. The Internal Revenue Service commenced an examination of the Company’s U.S. federal tax filings for tax years 2007 through 2009 during the quarter ended June 30, 2012. As a result, the U.S. statute of limitations remains open between tax years 2007 through the present. However, carryforward amounts from prior years may still be adjusted upon examination by tax authorities if they are used in a future period. The statute of limitations for the Company’s tax filings in other jurisdictions varies between fiscal years 2007 through the present.

While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from the Company’s accrued positions as a result of uncertain and complex application of tax law and regulations. Additionally, the recognition and measurement of certain tax benefits includes estimates and judgments by management. Accordingly, the Company may record additional provisions or benefits due to U.S. federal, state, and foreign tax-related matters in the future as it obtains new information or settles or otherwise resolves the underlying matters.

14)	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net income	$21,224	$7,320	$52,469	$13,081

Denominator:
Shares used in net income per common share – basic	53,361,000	53,054,000	53,386,000	52,914,000
Effect of dilutive securities:
Stock options, restricted stock and employee stock purchase plan	176,000	304,000	271,000	445,000

Shares used in net income per common share – diluted	53,537,000	53,358,000	53,657,000	53,359,000

Net income per common share:
Basic	$0.40	$0.14	$0.98	$0.25
Diluted	$0.40	$0.14	$0.98	$0.25

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

As of June 30, 2014, stock options and restricted stock units relating to an aggregate of approximately 830,000 shares were outstanding. For the three and six months ended June 30, 2014, the potential dilutive effect of approximately 90 and 800 weighted-average shares, respectively, of restricted stock units and stock options were excluded from the computation of diluted weighted-average shares outstanding as the shares would have an anti-dilutive effect on EPS.

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

During the six months ended June 30, 2014, the Company repurchased approximately 728,000 shares of its common stock for $20,809, or an average price of $28.59 per share.

Cash Dividends

Holders of the Company’s common stock are entitled to receive dividends when they are declared by the Company’s Board of Directors. During the six months ended June 30, 2014, the Board of Directors authorized a cash dividend of $0.16 per share during the first quarter of 2014 and a cash dividend of $0.165 during the second quarter of 2014, which totaled $17,326.

On July 28, 2014, our Board of Directors declared a quarterly cash dividend of $0.165 per share to be paid on September 12, 2014 to shareholders of record as of September 2, 2014. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of the Company’s Board of Directors.

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

The following is net revenues by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Advanced Manufacturing Capital Equipment	$150,739	$124,487	$319,936	$229,297
Analytical Solutions Group	15,300	13,508	29,470	27,904
Europe Region Sales & Service Operations(1)	12,656	11,803	27,042	22,851
Asia Region Sales & Service Operations(1)	55,815	49,566	122,498	96,709
Corporate, Eliminations and Other	(49,813)	(42,436)	(107,896)	(78,188)

	$184,697	$156,928	$391,050	$298,573

(1)	The Europe and Asia foreign sales and service operations do not represent total geographical Europe and Asia financial information. These sales and service operations mainly represent the sales from the resale and service of Advanced Manufacturing Capital Equipment and Analytical Solutions Group products in their respective regions. The Advanced Manufacturing Capital Equipment and Analytical Solutions Group segments both have sales in each region. Accordingly, total geographical sales include sales from multiple reportable segments.

The following is gross profit by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Advanced Manufacturing Capital Equipment	$61,548	$43,660	$129,162	$78,496
Analytical Solutions Group	7,853	7,033	14,399	14,481
Europe Region Sales & Service Operations(1)	3,622	3,387	7,861	6,578
Asia Region Sales & Service Operations(1)	9,641	10,954	22,665	19,786
Corporate, Eliminations and Other	(3,029)	(3,076)	(5,080)	(2,681)

	$79,635	$61,958	$169,007	$116,660

(1)	The Europe and Asia foreign sales and service operations do not represent total geographical Europe and Asia financial information. These sales and service operations mainly represent the sales from the resale and service of Advanced Manufacturing Capital Equipment and Analytical Solutions Group products in their respective regions. The Advanced Manufacturing Capital Equipment and Analytical Solutions Group segments both have sales in each region. Accordingly, total geographical sales include sales from multiple reportable segments.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The following is capital expenditures by reportable segment for the three and six months ended June 30, 2014 and 2013:

	Product Groups		Foreign Sales & Service Operations
	Advanced Manufacturing Capital Equipment	Analytical Solutions Group	Europe	Asia	Corporate, Eliminations and Other	Total
Three Months Ended June 30, 2014:
Capital expenditures	$2,232	$788	$12	$131	$994	$4,157

Six Months Ended June 30, 2014:
Capital expenditures	$3,941	$1,802	$27	$253	$1,232	$7,255

	Product Groups		Foreign Sales & Service Operations
	Advanced Manufacturing Capital Equipment	Analytical Solutions Group	Europe	Asia	Corporate, Eliminations and Other	Total
Three Months Ended June 30, 2013:
Capital expenditures	$2,094	$29	$98	$133	$650	$3,004

Six Months Ended June 30, 2013:
Capital expenditures	$4,706	$140	$113	$196	$1,205	$6,360

The following is depreciation and amortization by reportable segment for the three and six months ended June 30, 2014 and 2013:

	Product Groups		Foreign Sales & Service Operations
	Advanced Manufacturing Capital Equipment	Analytical Solutions Group	Europe	Asia	Corporate, Eliminations and Other	Total
Three Months Ended June 30, 2014:
Depreciation and amortization	$3,512	$261	$85	$290	$667	$4,815

Six Months Ended June 30, 2014:
Depreciation and amortization	$6,423	$476	$175	$579	$1,312	$8,965

	Product Groups		Foreign Sales & Service Operations
	Advanced Manufacturing Capital Equipment	Analytical Solutions Group	Europe	Asia	Corporate, Eliminations and Other	Total
Three Months Ended June 30, 2013:
Depreciation and amortization	$3,071	$307	$81	$288	$631	$4,378

Six Months Ended June 30, 2013:
Depreciation and amortization	$5,958	$604	$174	$582	$1,152	$8,470

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The following is segment assets by reportable segment:

	Product Groups		Foreign Sales & Service Operations
	Advanced Manufacturing Capital Equipment	Analytical Solutions Group	Europe	Asia	Corporate, Eliminations and Other	Total
June 30, 2014:
Segment assets:
Accounts receivable(1)	$14,692	$5,084	$6,183	$34,533	$40,995	$101,487
Inventory	125,221	4,711	4,067	27,568	(5,695)	155,872

Total segment assets	$139,913	$9,795	$10,250	$62,101	$35,300	$257,359

	Product Groups		Foreign Sales & Service Operations
	Advanced Manufacturing Capital Equipment	Analytical Solutions Group	Europe	Asia	Corporate, Eliminations and Other	Total
December 31, 2013:
Segment assets:
Accounts receivable(1)	$20,767	$5,603	$6,538	$44,207	$39,629	$116,744
Inventory	117,822	4,391	4,254	25,094	(8,834)	142,727

Total segment assets	$138,589	$9,994	$10,792	$69,301	$30,795	$259,471

(1)	A significant portion of segment receivables are processed at the Company’s shared services center at the Corporate location.

A reconciliation of segment assets to consolidated total assets is as follows:

	June 30, 2014	December 31, 2013
Total segment assets	$257,359	$259,471
Cash and cash equivalents and investments	545,829	650,022
Other current assets	39,325	30,143
Property, plant and equipment, net	77,387	77,536
Goodwill and intangible assets, net	244,062	163,999
Other assets	33,939	31,847

Consolidated total assets	$1,197,901	$1,213,018

Worldwide Product Information

Because the reportable segment information above does not reflect worldwide sales of the Company’s products, the Company groups its products into three groups of similar products based upon the similarity of product function. Worldwide net revenue for each group of products is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Instruments, Control and Vacuum Products	$90,250	$84,880	$191,907	$159,604
Power and Reactive Gas Products	79,360	57,760	169,962	109,823
Analytical Solutions Group Products	15,087	14,288	29,181	29,146

	$184,697	$156,928	$391,050	$298,573

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues:
United States	$107,931	$86,851	$225,309	$161,418
Korea	17,169	16,507	44,760	30,106
Japan	14,416	12,589	31,343	26,418
Europe	18,812	18,722	38,367	37,525
Asia (excluding Korea and Japan)	26,369	22,259	51,271	43,106

	$184,697	$156,928	$391,050	$298,573

	June 30, 2014	December 31, 2013
Long-lived assets:(1)
United States	$58,450	$60,700
Europe	6,682	5,484
Asia	12,412	13,475

	$77,544	$79,659

(1)	Long-lived assets include property, plant and equipment, net and certain other long-term assets, excluding long-term income tax receivable.

Major Customers

The Company had two customers with net revenues greater than 10% of total net revenues in the periods shown as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Customer A	18.9%	18.8%	19.6%	16.8%
Customer B	13.8%	11.9%	13.4%	10.8%

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

17)	Restructuring

The Company recorded restructuring charges of $747 during the six months ended June 30, 2014. The restructuring charges were primarily for severance associated with the reduction in workforce of approximately 75 people throughout the Company.

The activity related to the Company’s restructuring accrual is shown below:

Six Months Ended June 30, 2014
Balance at December 31	$—
Charged to expense	747
Payments	(624)

Balance at June 30	$123

During the first quarter of 2014, the Company re-classified certain assets from property, plant and equipment to current assets classified as held for sale, as these assets met the criteria for classification as held for sale. These assets relate to the Company closing one of its facilities in Colorado, as part of restructuring activities announced during the third quarter of 2013.

The net book value of assets held for sale consists of the following:

June 30, 2014
Land	$474
Building and building improvements	953

$1,427

The estimated fair value approximates the net book value of the land and building at June 30, 2014.

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

We have a diverse base of customers that includes manufacturers of semiconductor capital equipment and semiconductor devices, thin film capital equipment used in the manufacture of flat panel displays, LEDs, solar cells, data storage media and other coating applications; and other industrial, medical, pharmaceutical manufacturing, energy generation, environmental monitoring and other advanced manufacturing companies, as well as university, government and industrial research laboratories. For the six months ended June 30, 2014 and 2013, approximately 71% and 65% of our net revenues, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers. We expect that sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers will continue to account for a substantial portion of our sales.

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

Net revenues from semiconductor capital equipment manufacture and semiconductor device manufacture customers increased by 43% for the six months ended June 30, 2014 compared to the same period in the prior year. Net revenues to semiconductor capital equipment manufacture and semiconductor device manufacture customers had increased sequentially each quarter since March 31, 2013, from $90 million in the first quarter of 2013 to $150 million in the first quarter of 2014. In the second quarter of 2014, there was a pause in spending in the semiconductor market and our semiconductor revenues decreased by $23 million sequentially from the previous quarter. The semiconductor capital equipment industry is subject to rapid demand shifts, which are difficult to predict, and we are uncertain as to the timing or extent of future demand or any future weakness in the semiconductor capital equipment industry.

Our net revenues sold to customers in other advanced markets, which exclude semiconductor capital equipment and semiconductor device product applications, increased by 9% for the six months ended June 30, 2014, compared to the same period for the prior year. Revenues from customers in other advanced markets are made up of many different markets including general industrial, solar, film, medical, analysis metrology and other markets. The increase is primarily attributed to an increase in the general industrial market.

A significant portion of our net revenues is from sales to customers in international markets. For the six months ended June 30, 2014 and 2013, international net revenues accounted for approximately 42% and 46% of our net revenues, respectively. A significant portion of our international net revenues were in Korea and Japan. We expect that international net revenues will continue to represent a significant percentage of our total net revenues.

On May 30, 2014 we completed our acquisition of Granville-Phillips (“GP”), a division of Brooks Automation, Inc. (“Brooks”), for $87 million. Granville-Phillips is a leading global provider of vacuum measurement and control instruments to the semiconductor, thin film and general industrial markets with sales of approximately $30 million in 2013. The pro forma consolidated statements reflecting the operating results of GP, had it been acquired January 1, 2014, would not differ materially from the operating results of the Company as reported for the three and six months ended June 30, 2014. The acquisition aligns with our current strategy to grow our semiconductor business, while diversifying into other high growth advanced markets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues:
Product	85.3%	84.5%	86.6%	83.4%
Services	14.7	15.5	13.4	16.6

Total net revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product revenues	47.4	50.5	48.0	50.2
Cost of service revenues	9.5	10.0	8.8	10.7

Total cost of revenues	56.9	60.5	56.8	60.9

Gross profit	43.1	39.5	43.2	39.1
Research and development	8.4	10.7	7.9	10.7
Selling, general and administrative	17.5	22.2	17.1	23.1
Acquisition costs	0.1	—	0.1	0.1
Insurance reimbursement	—	(0.7)	—	(0.4)
Restructuring	—	0.1	0.2	0.1
Amortization of intangible assets	0.5	0.5	0.4	0.4

Income from operations	16.6	6.7	17.5	5.1
Interest income, net	0.1	0.1	0.1	0.1

Income from operations before income taxes	16.7	6.8	17.6	5.2
Provision for income taxes	5.2	2.1	4.2	0.8

Net income	11.5%	4.7%	13.4%	4.4%

Net Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2014	2013	% Change	2014	2013	% Change
Product	$157.5	$132.5	18.8%	$338.7	$249.2	35.9%
Service	27.2	24.4	11.7	52.4	49.4	6.0

Total net revenues	$184.7	$156.9	17.7%	$391.1	$298.6	31.0%

Product revenues increased $25.0 million and $89.5 million during the three and six months ended June 30, 2014, respectively, compared to the same periods for the prior year. Product revenues related to our semiconductor capital equipment manufacturer and semiconductor device manufacturer customers increased by $19.9 million and $79.5 million for the three and six months ended June 30, 2014, respectively, compared to the same periods for the prior year. The increase in the semiconductor markets we serve was mainly the result of volume increases throughout 2013 and into the three months ended March 31, 2014.

Our product revenues for other advanced markets, which exclude semiconductor capital equipment and semiconductor device product applications, increased by $5.0 million and $10.0 million during the three and six months ended June 30, 2014, respectively, compared to the same periods for the prior year. The increase in our non-semiconductor markets was primarily due to volume increases of $3.6 million and $9.5 million for the three and six months ended June 30, 2014, respectively, in our general industrial markets.

Service revenues consisted mainly of fees for services relating to the maintenance and repair of our products and software services, installation and training. Service revenues increased $2.8 million and $3.0 million during the three and six months ended June 30, 2014, respectively, compared to the same periods in the prior year. The increases in service revenues are primarily attributed to increases in the semiconductor markets.

Total international net revenues, including product and service, were $76.8 million and $165.7 million for the three and six months ended June 30, 2014, respectively, compared to $70.1 million and $137.2 million for the three and six months ended June 30, 2013, respectively. The increase for the three and six months ended June 30, 2014, compared to the same periods in the prior year related mainly to an increase in net revenues in Korea and Japan, where we sell primarily into the semiconductor markets.

The following is our net revenues by reportable segment (dollars in millions):

	Three Months Ended June 30,			Six Month Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Net revenues:
Advanced Manufacturing Capital Equipment	$150.7	$124.5	21.1%	$319.9	$229.3	39.5%
Analytical Solutions Group	15.3	13.5	13.3	29.5	27.9	5.6
Europe Region Sales & Service	12.7	11.8	7.2	27.0	22.8	18.3
Asia Region Sales & Service	55.8	49.5	12.6	122.5	96.7	26.7
Corporate, Eliminations and Other	(49.8)	(42.4)	(17.4)	(107.8)	(78.1)	(38.0)

Total net revenues	$184.7	$156.9	17.7%	$391.1	$298.6	31.0%

Net revenues increased in our Advanced Manufacturing Capital Equipment segment by 21.1% and 39.5% for the three and six months ended June 30, 2014, respectively, compared to the same periods in the prior year. These increases were mainly driven by an increase in net revenues from our top two customers who represented, approximately 33% of our net revenues for both the three and six months ended June 30, 2014. This segment sells mainly in the semiconductor market where net revenues from semiconductor capital equipment manufacturers and semiconductor device manufacturers increased by 22% and 43% for the three and six months ended June 30, 2014, respectively, compared to the same periods in the prior year.

Net revenues increased for our Analytical Solutions Group segment by 13.3% and 5.6% for the three and six months ended June 30, 2014, respectively, compared to the same periods in the prior year. For this segment, we sell to customers marking up many different markets including general industrial, solar, film, medical, analysis metrology and other markets.

Net revenues increased for our Europe Region Sales & Service segment by 7.2% and 18.3% for the three and six months ended June 30, 2014, respectively, compared to the same periods in the prior year. For this segment, we sell to customers marking up many different markets including general industrial, solar, film, medical, analysis metrology and other markets.

Net revenues increased for our Asia Region Sales & Service segment by 12.6% and 26.7% for the three and six months ended June 30, 2014, respectively, compared to the same periods in the prior year. These increases are primarily driven by increases in sales for Korea and Japan, where we sell mainly sell into the semiconductor markets.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Points Change	2014	2013	% Points Change
Gross profit as a percentage of net revenues:
Product	44.4%	40.2%	4.2	44.6%	39.9%	4.7
Service	35.6	35.4	0.2	34.5	35.0	(0.5)

Total gross profit percentage	43.1%	39.5%	3.6	43.2%	39.1%	4.1

Gross profit on product revenues increased by 4.2 percentage points for the three months ended June 30, 2014, compared to the same period for the prior year. The increase is primarily due to increases of 2.7 percentage points related to higher revenue volume and 1.3 percentage points related to favorable product mix.

Gross profit on product revenues increased by 4.7 percentage points for the six months ended June 30, 2014, compared to the same period in the prior year. The increase is primarily due to an increase of 4.8 percentage points from higher revenue volumes.

Cost of service revenues, which includes salaries and related expenses and other fixed costs, consists primarily of providing services for repair, software services and training.

Gross profit on service revenues remained relatively flat for the three months ended June 30, 2014, compared to the same period in the prior year.

Gross profit on service revenues decreased by 0.5 percentage points for the six months ended June 30, 2014, compared to the same period in the prior year. The decrease is primarily due to a decrease of 0.5 percentage points related to higher excess and obsolete inventory charges and 0.5 percentage points due to higher warranty charges. These decreases are partially offset by an increase of 0.6 percentage points due to lower freight and duty costs.

The following is gross profit as a percentage of net revenues by reportable segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Points Change	2014	2013	% Points Change
Gross profit:
Advanced Manufacturing Capital Equipment	40.8%	35.1%	5.7	40.4%	34.2%	6.2
Analytical Solutions Group	51.3	52.1	(0.8)	48.9	51.9	(3.0)
Europe Region Sales & Service	28.6	28.7	(0.1)	29.1	28.8	0.3
Asia Region Sales & Service	17.3	22.1	(4.8)	18.5	20.5	(2.0)
Corporate, Eliminations and Other	6.1	7.2	(1.1)	4.7	3.4	1.3

Total gross profit	43.1%	39.5%	3.6	43.2%	39.1%	4.1

Gross profit for the Advanced Manufacturing Capital Equipment group increased 5.7 and 6.2 percentage points for the three and six month periods ended June 30, 2014, respectively, compared to the same periods in the prior year. These increases are primarily attributed to higher revenue volumes and favorable product mix.

Gross profit for the Analytical Solutions Group decreased 0.8 and 3.0 percentage points for the three and six month periods ended June 30, 2014, respectively, compared to the same periods in the prior year. These decreases are primarily related to unfavorable product mix and higher warranty costs, partially offset by higher revenue volumes.

Gross profit for the Europe Region Sales & Service operations remained relatively flat for the three and six month periods ended June 30, 2014, compared to the same periods in the prior year.

Gross profit for the Asia Region Sales & Service operations decreased 4.8 and 2.0 percentage points for the three and six month periods ended June 30, 2014, respectively, compared to the same periods in the prior year. The decreases are primarily attributed to unfavorable product mix, partially offset by lower freight and duty costs.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2014	2013	% Change	2014	2013	% Change
Research and development expenses	$15.4	$16.8	(8.3)%	$31.0	$32.1	(3.2)%

Research and development expenses decreased $1.4 million for the three months ended June 30, 2014, compared to the same period in the prior year. The decrease is primarily attributed to decreases of $0.5 million in project materials, $0.4 million in consulting and professional fees and $0.4 million in compensation related costs.

Research and development expense decreased $1.1 million for the six months ended June 30, 2014, compared to the same period in the prior year. The decrease is primarily attributed to a decrease of $1.0 million in project materials.

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

Selling, General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2014	2013	% Change	2014	2013	% Change
Selling, general and administrative expenses	$32.2	$34.8	(7.5)%	$66.8	$69.0	(3.1)%

Selling, general and administrative expenses decreased by $2.6 million in the three months ended June 30, 2014, compared to the same period in the prior year. The decrease is primarily attributed to a $1.4 million decrease in compensation related costs and a $1.1 million favorable change in foreign exchange rates.

Selling, general and administrative expenses decreased by $2.2 million for the six months ended June 30, 2014, compared to the same period in the prior year. The decrease is primarily attributed to a $1.7 million favorable change in foreign exchange rates, a decrease of $0.7 million in bad debt expense and a decrease of $0.5 million in compensation related costs. These decreases are partially offset by an increase of $0.5 million in commission expense.

Insurance Reimbursement

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2014	2013	% Change	2014	2013	% Change
Insurance reimbursement	$—	$1.1	(100.0)%	$—	$1.1	(100.0)%

In the third quarter of 2012, we incurred $5.3 million in charges to settle litigation with former shareholders of one of our former subsidiaries. This litigation was long standing and the decision to reach a settlement was made to eliminate future legal expenses related to the suit. In the second quarter of 2013, we recovered $1.1 million from our insurance company relating to the 2012 litigation settlement and recorded a gain in our consolidated statement of operations.

Acquisition Costs

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2014	2013	% Change	2014	2013	% Change
Acquisition costs	$0.3	$—	100.0%	$0.5	$0.2	191.4%

We incurred $0.3 million and $0.5 million of acquisition costs in the three and six month periods ended June 30, 2014, respectively, which was comprised primarily of legal fees related to the Granville-Philips acquisition that was completed during the second quarter of 2014. We incurred $0.2 million of acquisition costs, consisting primarily of legal fees, in the six months ended June 30, 2013 related to our acquisition of Alter S.r.l. in March 2013.

Restructuring

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2014	2013	% Change	2014	2013	% Change
Restructuring	$—	$0.2	(100.0)%	$0.7	$0.2	214.3%

The six months ended June 30, 2014, includes restructuring charges primarily related to severance costs associated with a reduction in workforce or approximately 75 people throughout the Company. The restructuring charges for the three and six months ended June 30, 2013 are primarily for severance costs related to the consolidation of two sites.

Amortization of Intangible Assets

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2014	2013	% Change	2014	2013	% Change
Amortization of intangible assets	$1.0	$0.7	40.8%	$1.5	$1.2	23.6%

Amortization expense increased by $0.3 million for both the three and six months ended June 30, 2014, respectively, compared to the same periods in the prior year. The increases are primarily attributed to increases in amortization expense from the intangible assets acquired through the Granville-Phillips acquisition which closed during the second quarter of 2014.

Interest Income, Net

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2014	2013	% Change	2014	2013	% Change
Interest income, net	$0.2	$0.2	9.1%	$0.5	$0.5	(7.2)%

Interest income, net remained relatively flat for the three and six months ended June 30, 2014, compared to the same periods in the prior year.

Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2014	2013	% Change	2014	2013	% Change
Provision for income taxes	$9.7	$3.3	191.3%	$16.4	$2.5	551.1%

Our effective tax rate for the three and six months ended June 30, 2014 was 31.3% and 23.9%, respectively. The effective tax rate for the three months ended June 30, 2014 was lower than the U.S. statutory rate due to the impact of lower tax rates on foreign income and the deduction for domestic production activities. The effective tax rate was lower in the six months ended June 30, 2014 primarily due to the discrete release of income tax reserves related to the effective settlement of a foreign tax examination in the quarter ended March 31, 2014. The geographic mix of income and profits earned by the Company’s international subsidiaries being taxed at rates lower than the U.S. statutory rate and the deduction for domestic production activities also had a significant impact in reducing the effective tax rate in the six month period. The Company’s effective tax rate for the three and six months ended June 30, 2013 was 31.2% and 16.2%, respectively. The effective tax rate for the six months ended June 30, 2013, and related tax expense was lower than the U.S. statutory rate due to certain tax incentives realized by the Company, and recognized as discrete events in the quarter ended March 31, 2013. These incentives were reinstated under The American Taxpayer Relief Act of 2012 that was signed into law on January 2, 2013.

We and our subsidiaries are subject to examination by federal, state and foreign tax authorities. The Internal Revenue Service commenced an examination of our U.S. federal tax filings for open tax years 2007 through 2009 during the quarter ended June 30, 2012.

Our future effective tax rate depends on various factors, including the impact of tax legislation, the geographic composition of our pre-tax income, and changes in tax reserves for unrecognized tax benefits. We monitor these factors and timely adjust our effective tax rate accordingly. Additionally, the effective tax rate could be adversely affected by changes in the valuation of deferred tax assets and liabilities.

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

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments totaled $464.9 million at June 30, 2014, compared to $589.6 million at December 31, 2013.

Net cash provided by operating activities was $27.8 million for the six months ended June 30, 2014 and resulted mainly from net income of $52.5 million, which included non-cash charges of $22.2 million and changes in working capital of $46.6 million. The increase in working capital was primarily due to a decrease in accrued compensation of $19.7 million, mainly related to a retirement payment to our former chief executive officer, net payments of income taxes of $17.2 million, an increase in inventories of $11.8 million, a decrease in accounts payable of $13.5 million and an increase in other current assets of $3.7 million, partially offset by a decrease in accounts receivable of $15.8 million and an increase in other current liabilities of $4.5 million.

Net cash provided by operating activities was $5.6 million for the six months ended June 30, 2013 and resulted mainly from net income of $13.1 million, which included non-cash charges of $28.5 million and changes in working capital of $35.1 million. The increase in working capital was primarily due to an increase in trade accounts receivable of $16.3 million and an increase in inventory of $10.9 million, both of which are a result of increased sales, an increase in other current assets of $8.6 million, an increase in income taxes of $3.6 million, a decrease in accrued compensation and other liabilities of $3.0 million, partially offset by an increase in accounts payable of $7.7 million.

Net cash used in investing activities of $15.9 million for the six months ended June 30, 2014 resulted primarily from $87.0 million of cash used for the acquisition of Granville-Phillips and $7.3 million in purchases of production related equipment, partially offset by $78.2 million in net sales and maturities of short-term and long-term investments. Net cash used in investing activities of $31.3 million for the six months ended June 30, 2013, resulted primarily from $22.8 million in net purchases of short-term and long-term investments, $6.4 million in purchases of production related equipment and $2.1 million from the acquisition of Alter S.r.l.

Net cash used in financing activities was $37.8 million for the six months ended June 30, 2014 and consisted primarily of $20.8 million related to the repurchase of common stock and $17.3 million of dividend payments made to common stockholders. Net cash used in financing activities was $22.2 million for the six months ended June 30, 2013 and consisted primarily of $17.0 million of dividend payments made to common stockholders, $2.9 million related to the repurchase of common stock and $2.4 million of net payments related to employee stock awards.

Our Japanese subsidiary has lines of credit and short-term borrowing arrangements with two financial institutions which generally expire and are renewed at three month intervals. The lines of credit provide for aggregate borrowings as of June 30, 2014 of up to an equivalent of $22.6 million U.S. dollars. One of the borrowing arrangements has an interest rate based on the Tokyo Interbank Offer Rate at the time of borrowing and the other has an interest rate based on the Japanese Short-term Prime Lending Rate. There were no borrowings outstanding under these arrangements at June 30, 2014 and December 31, 2013.

On July 25, 2011, our Board of Directors approved a share repurchase program for the repurchase of up to an aggregate of $200 million of our outstanding common stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means. The timing and quantity of any shares repurchased depends upon a variety of factors, including business conditions, stock market conditions and business development activities, including but not limited to merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice. During the six months ended June 30, 2014, we repurchased approximately 728,000 shares of our common stock for $20.8 million at an average price of $28.59 per share. During the six months ended June 30, 2013, we repurchased approximately 107,000 shares of our common stock for $2.9 million at an average price of $26.87 per share.

During the six months ended June 30, 2014, our Board of Directors declared two quarterly dividends of $0.16 and $0.165 per share that totaled $17.3 million.

On July 28, 2014, the Board of Directors declared a quarterly cash dividend of $0.165 per share to be paid on September 12, 2014 to stockholders of record as of September 2, 2014. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of our Board of Directors.

Our total cash and cash equivalents and short-term marketable investments at June 30, 2014 consisted of $196.1 million held in the U.S. and $268.8 million held by our foreign subsidiaries, substantially all of which would be subject to tax in the U.S. if returned to the U.S. We believe our existing U.S. cash and short-term investment balances are adequate to meet domestic operating needs, including estimated working capital, planned capital expenditure requirements and any future cash dividends, if declared.

As previously noted, we completed the acquisition of Granville-Philips in the second quarter of 2014, for approximately $87 million.

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

Recently Issued Accounting Pronouncements

In May 2014 the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods and services to customers in an amount that reflects the consideration that the company expects to be entitled to in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and assets recognized from costs incurred to obtain or fulfill a contract. This pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have not yet selected a transition method. We are currently evaluating the requirements of ASU No. 2014-09 and have not yet determined its impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information concerning market risk is contained in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on February 26, 2014. As of June 30, 2014, there were no material changes in our exposure to market risk from December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth certain information with respect to repurchases of our common stock during the three months ended June 30, 2014.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 – April 30, 2014	52,429	$28.79	52,429	$181,164,000
May 1 – May 31, 2014	365,683	$28.13	365,683	$170,878,000
June 1 – June 30, 2014	278,093	$29.01	278,093	$162,810,000

Total	696,205	$28.53	696,205

(1)	On July 25, 2011, our Board of Directors approved a share repurchase program (the “Program”) for the repurchase of up to an aggregate of $200 million of our common stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means, which we announced on July 27, 2011. The timing and quantity of any shares repurchased will depend upon a variety of factors, including business conditions, stock market conditions and business development activities, including but not limited to merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice.
(2)	We have repurchased approximately 1,355,000 shares of our common stock pursuant to the Program since its adoption.

ITEM 6.	EXHIBITS.

Exhibit No.	Exhibit Description

+3.1(1)	Restated Articles of Organization of the Registrant

+3.2(2)	Articles of Amendment to Articles of Organization, as filed with the Secretary of State of Massachusetts on May 18, 2001

+3.3(3)	Articles of Amendment to Articles of Organization, as filed with the Secretary of State of Massachusetts on May 16, 2002

+3.4(4)	Amended and Restated By-Laws of the Registrant

10.1	Amendment, dated April 16, 2014, to Global Supply Agreement dated April 21, 2005 by and between the Registrant and Applied Materials, Inc.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+	Previously filed
(1)	Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-49738) filed with the Securities and Exchange Commission on November 13, 2000.
(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(4)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2014.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MKS INSTRUMENTS, INC.

August 6, 2014	By:	/s/ Seth H. Bagshaw
Seth H. Bagshaw
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)