Form 10-Q
period 2014-09-30
MKS INSTRUMENTS INC
filed 2014-11-05
CIK 1049502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of October 29, 2014, the registrant had 53,069,061 shares of common stock outstanding.

MKS INSTRUMENTS, INC.

FORM 10-Q

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MKS INSTRUMENTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$295,456	$288,902
Short-term investments	140,042	300,715
Trade accounts receivable, net	106,290	116,744
Inventories	153,930	142,727
Deferred income taxes	12,422	13,428
Other current assets	28,735	16,715

Total current assets	736,875	879,231

Property, plant and equipment, net	73,642	77,536
Long-term investments	134,749	60,405
Goodwill	193,125	150,909
Intangible assets, net	48,812	13,090
Other assets	30,165	31,847

Total assets	$1,217,368	$1,213,018

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,809	$40,074
Accrued compensation	27,277	43,662
Income taxes payable	3,821	10,444
Other current liabilities	42,961	34,242

Total current liabilities	104,868	128,422

Other liabilities	53,940	63,073

Commitments and contingencies (Note 18)

Stockholders’ equity:
Preferred Stock, $0.01 par value per share, 2,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, no par value, 200,000,000 shares authorized; 53,065,338 and 53,363,450 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	113	113
Additional paid-in capital	730,110	730,571
Retained earnings	323,639	278,966
Accumulated other comprehensive income	4,698	11,873

Total stockholders’ equity	1,058,560	1,021,523

Total liabilities and stockholders’ equity	$1,217,368	$1,213,018

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues:
Products	$158,520	$139,846	$497,172	$388,998
Services	28,278	26,607	80,676	76,028

Total net revenues	186,798	166,453	577,848	465,026
Cost of revenues:
Cost of products	89,181	87,809	276,905	237,590
Cost of services	18,292	16,410	52,611	48,542

Total cost of revenues (exclusive of amortization shown separately below)	107,473	104,219	329,516	286,132

Gross profit	79,325	62,234	248,332	178,894
Research and development	15,827	15,257	46,866	47,318
Selling, general and administrative	32,365	33,158	99,195	102,140
Insurance reimbursement	—	—	—	(1,071)
Acquisition costs	—	—	499	171
Restructuring	1,223	1,126	1,970	1,364
Amortization of intangible assets	1,760	361	3,214	1,537

Income from operations	28,150	12,332	96,588	27,435
Interest income	399	221	895	760
Interest expense	5	13	35	50

Income before income taxes	28,544	12,540	97,448	28,145
(Benefit) provision for income taxes	(573)	10,082	15,862	12,606

Net income	$29,117	$2,458	$81,586	$15,539

Other comprehensive income:
Changes in value of financial instruments designated as cash flow hedges, net of tax expense (benefit)(1)	$1,302	$(891)	$458	$185
Foreign currency translation adjustments, net of tax of $0 for the three months and nine months ended September 30, 2014 and 2013	(9,598)	5,593	(7,604)	(3,582)
Unrealized (loss) gain on investments, net of tax expense (benefit)(2)	(71)	48	(29)	(13)

Total comprehensive income	$20,750	$7,208	$74,411	$12,129

Net income per share:
Basic	$0.55	$0.05	$1.53	$0.29

Diluted	$0.55	$0.05	$1.52	$0.29

Cash dividends per common share	$0.165	$0.16	$0.49	$0.48

Weighted average common shares outstanding:
Basic	53,054	53,165	53,276	52,998

Diluted	53,310	53,513	53,541	53,410

(1)	Tax expense (benefit) was $671 and $(491) for the three months ended September 30, 2014 and 2013, respectively. Tax expense was $134 and $161 for the nine months ended September 30, 2014 and 2013, respectively.
(2)	Tax (benefit) expense was $(37) and $26 for the three months ended September 30, 2014 and 2013, respectively. Tax (benefit) was $(8) and $(11) for the nine months ended September 30, 2014 and 2013, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$81,586	$15,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,757	12,715
Stock-based compensation	8,751	11,509
Provision for excess and obsolete inventory	8,707	16,554
Provision for bad debt	450	1,061
Deferred income taxes	474	3,623
Excess tax benefits from stock-based compensation	(416)	(825)
Other	24	173
Changes in operating assets and liabilities:
Trade accounts receivable	9,252	(17,702)
Inventories	(14,476)	(17,949)
Income taxes	(26,765)	3,887
Other current assets	(3,064)	(2,974)
Accrued compensation	(14,079)	6,649
Other current and non-current liabilities	9,904	(737)
Accounts payable	(9,168)	10,468
Other assets	1,763	(209)

Net cash provided by operating activities	67,700	41,782

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(86,950)	(2,326)
Purchases of investments	(307,355)	(374,998)
Maturities of investments	211,385	253,231
Sales of investments	182,011	90,580
Proceeds from sale of property, plant and equipment	1,508	—
Purchases of property, plant and equipment	(9,362)	(9,154)
Other	53	(59)

Net cash used in investing activities	(8,710)	(42,726)

Cash flows from financing activities:
Proceeds from short-term borrowings	—	6
Payments on short-term borrowings	—	(776)
Repurchase of common stock	(20,809)	(2,875)
Net receipts (payments) related to employee stock awards	457	(2,464)
Dividend payments to common stockholders	(26,081)	(25,458)
Excess tax benefits from stock-based compensation	416	825

Net cash used in financing activities	(46,017)	(30,742)

Effect of exchange rate changes on cash and cash equivalents	(6,419)	(1,124)

Increase (decrease) in cash and cash equivalents	6,554	(32,810)
Cash and cash equivalents at beginning of period	288,902	287,588

Cash and cash equivalents at end of period	$295,456	$254,778

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1)	Basis of Presentation

The terms “MKS” and the “Company” refer to MKS Instruments, Inc. and its subsidiaries. The interim financial data as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 are unaudited; however, in the opinion of MKS, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The consolidated balance sheet presented as of December 31, 2013 has been derived from the audited consolidated financial statements as of that date. The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by United States generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the MKS Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on February 26, 2014.

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

In August 2014, the Financial Accounting Standards Board issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, and for annual and interim periods thereafter. This ASU is not expected to have an impact on the Company’s financial statements or disclosures.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

3)	Investments

The fair value of short-term investments with maturities or estimated lives of less than one year consists of the following:

	September 30, 2014	December 31, 2013
Available-for-sale investments:
Bankers’ acceptance drafts	$765	$491
Time deposits and certificates of deposit	40,672	64,989
Commercial paper	9,691	53,434
Corporate obligations	14,890	18,351
Municipal bonds	2,099	—
U.S. agency obligations	71,925	162,450

	$140,042	$299,715
Trading investments:
Mutual funds	—	1,000

	$140,042	$300,715

The fair value of long-term investments with maturities of more than one year consists of the following:

	September 30, 2014	December 31, 2013
Available-for-sale investments:
Time deposits and certificates of deposit	$50	$54
Asset-backed securities	63,986	—
Corporate obligations	61,446	—
Municipal bonds	1,257	—
U.S. agency obligations	8,010	60,351

	$134,749	$60,405

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The following tables show the gross unrealized gains and (losses) aggregated by investment category for short-term and long-term available-for-sale investments:

As of September 30, 2014:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Short-term investments:
Bankers’ acceptance drafts	$765	$—	$—	$765
Time deposits and certificates of deposit	40,672	1	(1)	40,672
Commercial paper	9,692	2	(3)	9,691
Corporate obligations	14,889	1	—	14,890
Municipal bonds	2,100	—	(1)	2,099
U.S. agency obligations	71,879	46	—	71,925

	$139,997	$50	$(5)	$140,042

Long-term investments:
Time deposits	$50	$—	$—	$50
Asset-backed securities	64,039	12	(65)	63,986
Corporate obligations	61,496	13	(63)	61,446
Municipal bonds	1,260	—	(3)	1,257
U.S. agency obligations	8,011	—	(1)	8,010

	$134,856	$25	$(132)	$134,749

As of December 31, 2013:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Short-term investments:
Bankers’ acceptance drafts	$491	$—	$—	$491
Time deposits and certificates of deposit	64,983	10	(4)	64,989
Commercial paper	53,429	5	—	53,434
Corporate obligations	18,360	—	(9)	18,351
U.S. agency obligations	162,430	22	(2)	162,450

	$299,693	$37	$(15)	$299,715

Long-term investments:
Time Deposits	$54	$—	$—	$54
U.S. agency obligations	60,374	9	(32)	60,351

	$60,428	$9	$(32)	$60,405

Interest income is accrued as earned. Dividend income is recognized as income on the date the stock trades “ex-dividend.” The cost of marketable securities sold is determined by the specific identification method. Realized gains or (losses) are reflected in income and were immaterial for the three and nine months ended September 30, 2014 and 2013, respectively.

The gains and losses for trading investments were immaterial for the three and nine months ended September 30, 2014 and 2013, respectively.

In accordance with the Company’s investment policy, no security shall have a maturity or average life longer than three years. The average duration of the portfolio shall be no more than one year. Corporate securities must have ratings of A3/A- or better. Asset-backed securities must be rated AAA. Short-term ratings of A-2/P2/F2 or higher are also permitted. With respect to compliance with these investment guidelines the rating agencies include Moody’s Investor Service, Standard & Poor’s and Fitch Investor Service. The middle of Moody’s, Standard & Poor’s and Fitch rating shall be used to determine compliance with credit quality guidelines. If a security is rated by two rating agencies, the lower rating will apply. If only one rating exists, that rating shall be used.

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Assets and liabilities of the Company are measured at fair value on a recurring basis as of September 30, 2014 and are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	Total September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$78,268	$78,268	$—	$—
Time deposits and certificates of deposit	8,239	—	8,239	—
Bankers’ acceptance drafts	83	—	83	—
Available-for-sale securities:
Bankers’ acceptance drafts	765	—	765	—
Time deposits and certificates of deposit	40,722	—	40,722	—
Commercial paper	9,691	—	9,691	—
Asset-backed securities	63,986	—	63,986	—
Corporate obligations	76,336	—	76,336	—
Municipal bonds	3,356	—	3,356	—
U.S. agency obligations	79,935	—	79,935	—
Derivatives – currency forward contracts	1,042	—	1,042	—

Total assets	$362,423	$78,268	$284,155	$—

Liabilities:
Derivatives – currency forward contracts	$88	$—	$88	$—

Reported as follows:
Assets:
Cash and cash equivalents(1)	$86,590	$78,268	$8,322	$—
Short-term investments	140,042	—	140,042	—
Other current assets	1,042	—	1,042	—

Total current assets	$227,674	$78,268	$149,406	$—

Long-term investments	$134,749	$—	$134,749	$—

Liabilities:
Other current liabilities	$88	$—	$88	$—

(1)	The cash and cash equivalent amounts presented in the table above do not include cash of $201,135 and non-negotiable time deposits of $7,731, as of September 30, 2014.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Assets and liabilities of the Company are measured at fair value on a recurring basis as of December 31, 2013 and are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	Total December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$38,166	$38,166	$—	$—
Time deposits and certificates of deposit	7,050	—	7,050	—
Bankers’ acceptance drafts	32	—	32	—
Commercial paper	3,350	—	3,350	—
Trading securities:
Mutual funds	1,000	1,000	—	—
Available-for-sale securities:
Bankers’ acceptance drafts	491	—	491	—
Time deposits and certificates of deposit	65,043	—	65,043	—
Commercial paper	53,434	—	53,434	—
Corporate obligations	18,351	—	18,351	—
U.S. agency obligations	222,801	—	222,801	—
Derivatives – currency forward contracts	920	—	920	—

Total assets	$410,638	$39,166	$371,472	$—

Liabilities:
Derivatives – currency forward contracts	$656	$—	$656	$—

Reported as follows:
Assets:
Cash and cash equivalents (1)	$48,598	$38,166	$10,432	$—
Short-term investments	300,715	1,000	299,715	—
Other current assets	920	—	920	—

Total current assets	$350,233	$39,166	$311,067	$—

Long-term investments	$60,405	$—	$60,405	$—

Liabilities:
Other current liabilities	$656	$—	$656	$—

(1)	The cash and cash equivalent amounts presented in the table above do not include cash of $234,675 and non-negotiable time deposits of $5,629, as of December 31, 2013.

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

Available-For-Sale Investments

Available-for-sale investments consisted of time deposits and drafts denominated in the Euro currency, commercial paper, certificates of deposit, asset-backed securities which include auto loans, credit card receivables, equipment trust receivables, corporate obligations, municipal bonds and U.S. agency obligations. The Company measures its debt and equity investments at fair value.

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

As of September 30, 2014 and December 31, 2013, the Company had outstanding forward foreign exchange contracts with gross notional values of $27,643 and $21,018, respectively. The following tables provide a summary of the primary net hedging positions and corresponding fair values held as of September 30, 2014 and December 31, 2013:

	September 30, 2014
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value(1) Asset/(Liability)
U.S. Dollar/Japanese Yen	$9,014	$610
U.S. Dollar/South Korean Won	10,122	48
U.S. Dollar/Euro	2,500	205
U.S. Dollar/U.K. Pound Sterling	1,261	40
U.S. Dollar/Taiwan Dollar	4,746	51

Total	$27,643	$954

(1)	Represents the fair value of the net asset / (liability) amount included in the consolidated balance sheets.

	December 31, 2013
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value(1) Asset/(Liability)
U.S. Dollar/Japanese Yen	$7,191	$920
U.S. Dollar/South Korean Won	9,254	(521)
U.S. Dollar/Euro	2,806	(85)
U.S. Dollar/U.K. Pound Sterling	1,767	(50)

Total	$21,018	$264

(1)	Represents the fair value of the net asset / (liability) amount included in the consolidated balance sheets.

The following table provides a summary of the fair value amounts of the Company’s derivative instruments:

	September 30, 2014	December 31, 2013
Derivative assets:
Forward exchange contracts	$1,042	$920
Derivative liabilities:
Forward exchange contracts	(88)	(656)

Total net derivative asset (liability) designated as hedging instruments(1)	$954	$264

(1)	The derivative asset of $1,042 and derivative liability of $(88) are classified in other current assets and other current liabilities in the consolidated balance sheet as of September 30, 2014. The derivative asset of $920 and derivative liability of $(656) are classified in other current assets and other current liabilities, respectively, in the consolidated balance sheet as of December 31, 2013. These foreign exchange contracts are subject to a master netting agreement with one financial institution. However, the Company has elected to record these contracts on a gross basis in the balance sheet.

The net amount of existing gains or losses as of September 30, 2014 that is expected to be reclassified from accumulated OCI into earnings within the next twelve months is immaterial.

The following table provides a summary of the gains (losses) on derivatives designated as hedging instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Designated as Cash Flow Hedging Relationships	2014	2013	2014	2013
Forward exchange contracts:
Net gain (loss) recognized in OCI(1)	$2,071	$(1,837)	$689	$(315)
Net (loss) gain reclassified from OCI into income(2)	$(352)	$297	$(145)	$1,102

(1)	Net change in the fair value of the effective portion classified in OCI.
(2)	Effective portion classified in cost of products for the three and nine months ended September 30, 2014 and 2013.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The following table provides a summary of (losses) gains on derivatives not designated as hedging instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	2014	2013	2014	2013
Forward exchange contracts:
Net gain (loss) recognized in income(1)	$(70)	$(514)	$(168)	$141

(1)	The Company enters into foreign exchange contracts to hedge against changes in the balance sheet for certain subsidiaries. These derivatives are not designated as hedging instruments and are recorded immediately in selling, general and administrative expenses.

6)	Inventories

Inventories consist of the following:

	September 30, 2014	December 31, 2013
Raw materials	$77,737	$75,687
Work-in-process	26,428	24,304
Finished goods	49,765	42,736

	$153,930	$142,727

7)	Acquisitions

Granville-Phillips

On May 30, 2014, the Company acquired Granville-Phillips (“GP”), a division of Brooks Automation, Inc. (“Brooks”), for $87,000, which includes $86,950 in cash and $50 in contingent consideration. MKS will pay contingent consideration if it does not cease use of certain of Brooks’ administrative services by a pre-defined date in accordance with a transition services agreement. Granville-Phillips is a leading global provider of vacuum measurement and control instruments to the semiconductor, thin film and general industrial markets with sales of approximately $30,000 in 2013. The Company believes that the amount of goodwill relative to identifiable intangible assets relates to several factors, including: a well-regarded leader in indirect vacuum gauges, a premium brand, an excellent reputation for quality, reliability and performance and an assembled workforce. The acquisition aligns with the Company’s current strategy to grow its semiconductor business, while diversifying into other high growth advanced markets.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Inventory	$6,223
Property and equipment	299
Other assets	191
Intangible assets	38,850
Goodwill	41,612
Warranty liability	(175)

Total purchase price	$87,000

The entire purchase price is expected to be deductible for tax purposes. The following table reflects the allocation of the acquired intangible assets and related estimates of useful lives. These acquired intangibles will be amortized on a straight-line basis.

Customer relationships	$21,250	7 years
Trademark and trade names	1,900	12 years
Current developed technology	15,700	9-12 years

	$38,850

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The results of this acquisition were included in the Company’s consolidated operations beginning on May 30, 2014. The pro forma consolidated statements reflecting the operating results of GP, had it been acquired January 1, 2013, would not differ materially from the operating results of the Company as reported for the nine months ended September 30, 2014. GP is included in the Company’s Instruments, Control and Vacuum Products group and the Advanced Manufacturing Capital Equipment reportable segment.

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

The changes in the carrying amount of goodwill and accumulated impairment (loss) during the nine months ended September 30, 2014 and twelve months ended December 31, 2013 were as follows:

	2014			2013
	Gross Carrying Amount	Accumulated Impairment (Loss)	Net	Gross Carrying Amount	Accumulated Impairment (Loss)	Net
Beginning balance at January 1	$290,323	$(139,414)	$150,909	$290,147	$(139,414)	$150,733
Acquired goodwill(1)	41,993	—	41,993	—	—	—
Foreign currency translation	223	—	223	176	—	176

Ending balance at September 30, 2014 and December 31, 2013	$332,539	$(139,414)	$193,125	$290,323	$(139,414)	$150,909

(1)	During the second quarter of 2014, the Company recorded $41,612 of goodwill related to the May 30, 2014 GP acquisition. During the first quarter of 2014, the Company recorded a purchase accounting adjustment for $381 related to the March 12, 2013 purchase of Alter S.r.l.

Goodwill associated with each of our reportable segments is as follows:

	September 30, 2014	December 31, 2013
Reportable segment:
Advanced Manufacturing Capital Equipment	$184,234	$142,065
Analytical Solutions Group	8,668	8,668
Europe Region Sales & Service	—	—
Asia Region Sales & Service	—	—
Foreign currency translation	223	176

Total goodwill	$193,125	$150,909

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Intangible Assets

Components of the Company’s intangible assets are comprised of the following:

As of September 30, 2014:	Gross	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology(1)	$100,380	$(79,263)	$490	$21,607
Customer relationships(1)	35,821	(11,612)	588	24,797
Patents, trademarks, trade names and other(1)	27,536	(25,193)	65	2,408

	$163,737	$(116,068)	$1,143	$48,812

(1)	During the nine months ended September 30, 2014, the Company recorded $38,850 of separately identified intangible assets of which $15,700 was completed technology, $21,250 was customer relationships and $1,900 was trademarks and trade names, relating to the May 30, 2014 GP acquisition.

As of December 31, 2013:	Gross	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology	$84,680	$(78,072)	$519	$7,127
Customer relationships	14,571	(9,831)	454	5,194
Patents, trademarks, trade names and other	25,636	(24,951)	84	769

	$124,887	$(112,854)	$1,057	$13,090

Aggregate amortization expense related to acquired intangibles for the three and nine months ended September 30, 2014 were $1,760 and $3,214, respectively. Aggregate amortization expense related to acquired intangibles for the three and nine months ended September 30, 2013 were $361 and $1,537, respectively. Estimated amortization expense for each of the remaining fiscal years is as follows:

Year	Amount
2014 (remaining)	$1,777
2015	6,555
2016	6,306
2017	6,268
2018	6,260
2019	6,214
Thereafter	15,432

9)	Other Assets

	September 30, 2014	December 31, 2013
Other Assets:
Deferred tax assets, net	$9,538	$9,208
Long-term income tax receivable	18,616	20,516
Other	2,011	2,123

Total other assets	$30,165	$31,847

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

10)	Other Liabilities

	September 30, 2014	December 31, 2013
Other Current Liabilities:
Product warranties	$6,689	$6,956
Deferred revenue	6,463	5,556
Other	29,809	21,730

Total other current liabilities	$42,961	$34,242

Other Liabilities:
Long-term income tax payable	$35,417	$46,745
Accrued compensation	11,570	9,646
Other	6,953	6,682

Total other liabilities	$53,940	$63,073

11)	Debt

The Company’s Japanese subsidiary has lines of credit and short-term borrowing arrangements with two financial institutions which generally expire and are renewed at three month intervals. The lines of credit provide for aggregate borrowings as of September 30, 2014 of up to an equivalent of $21,049 U.S. dollars. One of the borrowing arrangements has an interest rate based on the Tokyo Interbank Offer Rate at the time of borrowing and the other has an interest rate based on the Japanese Short-term Prime Lending Rate. There were no borrowings outstanding under these arrangements at September 30, 2014 and December 31, 2013.

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

Product warranty activities were as follows:

	Nine Months Ended September 30,
	2014	2013
Beginning of period	$6,956	$8,266
Provision for product warranties	1,880	1,705
Direct charges to warranty liability	(2,119)	(3,142)
Foreign currency translation	(28)	(97)

End of period	$6,689	$6,732

13)	Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2014 was (2.0)% and 16.3%, respectively. The effective tax rate for the three and nine months ended September 30, 2014 was lower than the U.S. statutory tax rate primarily due to the discrete release of income tax reserves related to the effective settlement of foreign tax examinations in the first and third quarters of 2014. The effective tax rate for the three and nine months ended September 30, 2014 also benefited from a third quarter discrete release of income tax reserves related to the expiration of the statute of limitations for a previously open tax year and a third quarter discrete benefit resulting from foreign tax credits recognized on the payment of a dividend from a foreign subsidiary. The geographic mix of income and profits earned by the Company’s international subsidiaries being taxed at rates lower than the U.S. statutory tax rate and the deduction for domestic production activities also had an impact in reducing the effective tax rate in the three and nine month periods.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The Company’s effective tax rate for the three and nine months ended September 30, 2013 was 80.4% and 44.8%, respectively. The effective tax rate for the three and nine months ended September 30, 2013, and related income tax expense was higher than the U.S. statutory tax rate primarily due to a decision made during the quarter ended September 30, 2013 to pay currently, at a substantially reduced rate, taxes on certain accumulated earnings of its Israeli subsidiary relating to calendar year periods 2002 through 2011 covered under its tax holiday that expired on December 31, 2011. This additional charge was partially offset by additional U.S. tax incentives realized by the Company and recognized as discrete events during the quarter ended September 30, 2013, and the geographic mix of income and profits earned by the Company’s international subsidiaries being taxed at rates lower than the U.S. statutory rate. Additionally, certain tax incentives realized by the Company were recognized as discrete events during the quarter ended March 31, 2013. These incentives were reinstated under The American Taxpayer Relief Act of 2012 that was signed into law on January 2, 2013.

At September 30, 2014 the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $32,318. At December 31, 2013 the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $47,684. The net decrease from December 31, 2013 was primarily attributable to a release in reserves for uncertain tax positions due to the effective settlement of foreign tax examinations and the expiration of the statute of limitations related to a previously open tax year. As of September 30, 2014, if these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of $15,286, excluding interest and penalties, would impact the Company’s effective tax rate. The Company accrues interest expense, and if applicable penalties, for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. At September 30, 2014, and December 31, 2013, the Company had accrued interest on unrecognized tax benefits of approximately $1,340 and $2,159, respectively.

The Company and its subsidiaries are subject to examination by federal, state and foreign tax authorities. The Internal Revenue Service commenced an examination of the Company’s U.S. federal tax filings for tax years 2007 through 2009 during the quarter ended June 30, 2012. As a result, the U.S. statute of limitations remains open between tax years 2007 through 2009 and from 2011 through the present. However, carryforward amounts from prior years may still be adjusted upon examination by tax authorities if they are used in a future period. The statute of limitations for the Company’s tax filings in other jurisdictions varies between fiscal years 2005 through the present.

14)	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income	$29,117	$2,458	$81,586	$15,539

Denominator:
Shares used in net income per common share – basic	53,054,000	53,165,000	53,276,000	52,998,000
Effect of dilutive securities:
Stock options, restricted stock and employee stock purchase plan	256,000	348,000	265,000	412,000

Shares used in net income per common share – diluted	53,310,000	53,513,000	53,541,000	53,410,000

Net income per common share:
Basic	$0.55	$0.05	$1.53	$0.29
Diluted	$0.55	$0.05	$1.52	$0.29

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

As of September 30, 2014, stock options and restricted stock units relating to an aggregate of approximately 769,000 shares were outstanding. For the three and nine months ended September 30, 2014, the potential dilutive effect of approximately 64 and 534 weighted-average shares, respectively, of restricted stock units and stock options were excluded from the computation of diluted weighted-average shares outstanding as the shares would have an anti-dilutive effect on EPS.

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

During the nine months ended September 30, 2014, the Company repurchased approximately 728,000 shares of its common stock for $20,809, or an average price of $28.59 per share.

Cash Dividends

Holders of the Company’s common stock are entitled to receive dividends when they are declared by the Company’s Board of Directors. During the nine months ended September 30, 2014, the Board of Directors authorized a cash dividend of $0.16 per share during the first quarter of 2014 and a cash dividend of $0.165 during the second and third quarters of 2014, which totaled $26,081.

On October 27, 2014, our Board of Directors declared a quarterly cash dividend of $0.165 per share to be paid on December 12, 2014 to shareholders of record as of December 1, 2014. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of the Company’s Board of Directors.

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

The following is net revenues by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Advanced Manufacturing Capital Equipment	$152,901	$132,856	$472,837	$362,153
Analytical Solutions Group	15,079	13,313	44,549	41,217
Europe Region Sales & Service Operations(1)	14,295	12,436	41,337	35,287
Asia Region Sales & Service Operations(1)	55,416	52,558	177,914	149,267
Corporate, Eliminations and Other	(50,893)	(44,710)	(158,789)	(122,898)

	$186,798	$166,453	$577,848	$465,026

(1)	The Europe and Asia foreign sales and service operations do not represent total geographical Europe and Asia financial information. These sales and service operations mainly represent the sales from the resale and service of Advanced Manufacturing Capital Equipment and Analytical Solutions Group products in their respective regions. The Advanced Manufacturing Capital Equipment and Analytical Solutions Group segments both have sales in each region. Accordingly, total geographical sales include sales from multiple reportable segments.

The following is gross profit by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Advanced Manufacturing Capital Equipment	$61,887	$43,151	$191,049	$121,647
Analytical Solutions Group	7,667	6,758	22,066	21,239
Europe Region Sales & Service Operations(1)	4,221	3,427	12,082	10,005
Asia Region Sales & Service Operations(1)	7,974	11,580	30,639	31,366
Corporate, Eliminations and Other	(2,424)	(2,682)	(7,504)	(5,363)

	$79,325	$62,234	$248,332	$178,894

(1)	The Europe and Asia foreign sales and service operations do not represent total geographical Europe and Asia financial information. These sales and service operations mainly represent the sales from the resale and service of Advanced Manufacturing Capital Equipment and Analytical Solutions Group products in their respective regions. The Advanced Manufacturing Capital Equipment and Analytical Solutions Group segments both have sales in each region. Accordingly, total geographical sales include sales from multiple reportable segments.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The following is capital expenditures by reportable segment for the three and nine months ended September 30, 2014 and 2013:

	Product Groups		Foreign Sales & Service Operations
	Advanced Manufacturing Capital Equipment	Analytical Solutions Group	Europe	Asia	Corporate, Eliminations and Other	Total
Three Months Ended September 30, 2014:
Capital expenditures	$1,341	$21	$60	$307	$378	$2,107

Nine Months Ended September 30, 2014:
Capital expenditures	$5,282	$1,823	$87	$560	$1,610	$9,362

	Product Groups		Foreign Sales & Service Operations
	Advanced Manufacturing Capital Equipment	Analytical Solutions Group	Europe	Asia	Corporate, Eliminations and Other	Total
Three Months Ended September 30, 2013:
Capital expenditures	$1,893	$125	$24	$239	$513	$2,794

Nine Months Ended September 30, 2013:
Capital expenditures	$6,599	$265	$137	$435	$1,718	$9,154

The following is depreciation and amortization by reportable segment for the three and nine months ended September 30, 2014 and 2013:

	Product Groups		Foreign Sales & Service Operations
	Advanced Manufacturing Capital Equipment	Analytical Solutions Group	Europe	Asia	Corporate, Eliminations and Other	Total
Three Months Ended September 30, 2014:
Depreciation and amortization	$4,393	$319	$85	$295	$700	$5,792

Nine Months Ended September 30, 2014:
Depreciation and amortization	$10,816	$795	$260	$874	$2,012	$14,757

	Product Groups		Foreign Sales & Service Operations
	Advanced Manufacturing Capital Equipment	Analytical Solutions Group	Europe	Asia	Corporate, Eliminations and Other	Total
Three Months Ended September 30, 2013:
Depreciation and amortization	$2,861	$319	$86	$294	$685	$4,245

Nine Months Ended September 30, 2013:
Depreciation and amortization	$8,819	$923	$260	$876	$1,837	$12,715

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The following is segment assets by reportable segment:

	Product Groups		Foreign Sales & Service Operations
	Advanced Manufacturing Capital Equipment	Analytical Solutions Group	Europe	Asia	Corporate, Eliminations and Other	Total
September 30, 2014:
Segment assets:
Accounts receivable(1)	$15,853	$4,843	$7,711	$36,800	$41,083	$106,290
Inventory	125,309	4,638	3,697	27,612	(7,326)	153,930

Total segment assets	$141,162	$9,481	$11,408	$64,412	$33,757	$260,220

	Product Groups		Foreign Sales & Service Operations
	Advanced Manufacturing Capital Equipment	Analytical Solutions Group	Europe	Asia	Corporate, Eliminations and Other	Total
December 31, 2013:
Segment assets:
Accounts receivable(1)	$20,767	$5,603	$6,538	$44,207	$39,629	$116,744
Inventory	117,822	4,391	4,254	25,094	(8,834)	142,727

Total segment assets	$138,589	$9,994	$10,792	$69,301	$30,795	$259,471

(1)	A significant portion of segment receivables are processed at the Company’s shared services center at the Corporate location.

A reconciliation of segment assets to consolidated total assets is as follows:

	September 30, 2014	December 31, 2013
Total segment assets	$260,220	$259,471
Cash and cash equivalents and investments	570,247	650,022
Other current assets	41,157	30,143
Property, plant and equipment, net	73,642	77,536
Goodwill and intangible assets, net	241,937	163,999
Other assets	30,165	31,847

Consolidated total assets	$1,217,368	$1,213,018

Worldwide Product Information

Because the reportable segment information above does not reflect worldwide sales of the Company’s products, the Company groups its products into three groups of similar products based upon the similarity of product function. Worldwide net revenue for each group of products is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Instruments, Control and Vacuum Products	$93,027	$78,713	$284,934	$238,317
Power and Reactive Gas Products	79,228	72,471	249,190	182,294
Analytical Solutions Group Products	14,543	15,269	43,724	44,415

	$186,798	$166,453	$577,848	$465,026

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues:
United States	$107,583	$91,286	$332,892	$252,704
Korea	20,540	19,012	70,806	52,224
Japan	14,798	13,825	46,141	40,243
Asia (excluding Korea and Japan)	22,539	21,897	68,304	61,897
Europe	21,338	20,433	59,705	57,958

	$186,798	$166,453	$577,848	$465,026

	September 30, 2014	December 31, 2013
Long-lived assets:(1)
United States	$57,560	$60,700
Europe	6,075	5,484
Asia	12,019	13,475

	$75,654	$79,659

(1)	Long-lived assets include property, plant and equipment, net and certain other long-term assets, excluding long-term income tax receivable.

Major Customers

The Company had two customers with net revenues greater than 10% of total net revenues in the periods shown as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Customer A	19.5%	16.4%	19.6%	16.7%
Customer B	11.2%	13.5%	12.7%	11.8%

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

17)	Restructuring

The Company recorded restructuring charges of $1,223 and $1,970 during the three and nine months ended September 30, 2014. The restructuring charges were primarily for severance associated with the reduction in workforce of approximately 111 people throughout the Company.

The activity related to the Company’s restructuring accrual is shown below:

Nine Months Ended September 30, 2014
Balance at December 31	$—
Charged to expense	1,970
Payments	(1,580)

Balance at September 30	$390

During the first quarter of 2014, the Company re-classified certain assets from property, plant and equipment to current assets classified as held for sale, as these assets met the criteria for classification as held for sale. These assets relate to the Company closing one of its facilities in Colorado, as part of restructuring activities announced during the third quarter of 2013. The Company sold this building during the third quarter of 2014 for $1,316, net of commissions, and recorded an immaterial loss.

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

We have a diverse base of customers that includes manufacturers of semiconductor capital equipment and semiconductor devices, thin film capital equipment used in the manufacture of flat panel displays, LEDs, solar cells, data storage media and other coating applications; and other industrial, medical, pharmaceutical manufacturing, energy generation, environmental monitoring and other advanced manufacturing companies, as well as university, government and industrial research laboratories. For the nine months ended September 30, 2014 and 2013, approximately 70% and 66% of our net revenues, respectively, were from sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers. We expect that sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers will continue to account for a substantial portion of our sales.

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

Net revenues from semiconductor capital equipment manufacture and semiconductor device manufacture customers increased by approximately 31% for the nine months ended September 30, 2014, compared to the same period in the prior year. Net revenues to semiconductor capital equipment manufacture and semiconductor device manufacture customers increased sequentially each quarter since March 31, 2013, from $90 million in the first quarter of 2013 to $150 million in the first quarter of 2014. In the second and third quarters of 2014, there has been a pause in spending in the semiconductor market, and we saw a decrease in our semiconductor revenues to $127 million in the second quarter of 2014 and $126 million in the third quarter of 2014. The semiconductor capital equipment industry is subject to rapid demand shifts, which are difficult to predict, and we are uncertain as to the timing or extent of future demand or any future weakness in the semiconductor capital equipment industry.

Our net revenues sold to customers in other advanced markets, which exclude semiconductor capital equipment and semiconductor device product applications, increased by approximately 12% for the nine months ended September 30, 2014, compared to the same period for the prior year. We have seen four consecutive quarters of growth in our other advanced markets starting in the quarter ended December 31, 2013. Revenues from customers in other advanced markets are made up of many different markets including general industrial, solar, film, medical, analysis metrology and other markets. The increase is primarily attributed to the general industrial market.

A significant portion of our net revenues is from sales to customers in international markets. For the nine months ended September 30, 2014 and 2013, international net revenues accounted for approximately 42% and 46% of our net revenues, respectively. A significant portion of our international net revenues were in Korea and Japan. We expect that international net revenues will continue to represent a significant percentage of our total net revenues.

On May 30, 2014 we completed our acquisition of Granville-Phillips (“GP”), a division of Brooks Automation, Inc., for $87 million. GP is a leading global provider of vacuum measurement and control instruments to the semiconductor, thin film and general industrial markets with sales of approximately $30 million in 2013. The pro forma consolidated statements reflecting the operating results of GP, had it been acquired January 1, 2013, would not differ materially from the operating results of the Company as reported for the nine months ended September 30, 2014. The acquisition aligns with our current strategy to grow our semiconductor business, while diversifying into other high growth advanced markets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues:
Product	84.9%	84.0%	86.0%	83.7%
Services	15.1	16.0	14.0	16.3

Total net revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product revenues	47.7	52.7	47.9	51.1
Cost of service revenues	9.8	9.9	9.1	10.4

Total cost of revenues (exclusive of amortization shown separately below)	57.5	62.6	57.0	61.5

Gross profit	42.5	37.4	43.0	38.5
Research and development	8.5	9.2	8.1	10.2
Selling, general and administrative	17.3	19.9	17.2	22.0
Acquisition costs	—	—	0.1	—
Insurance reimbursement	—	—	—	(0.2)
Restructuring	0.7	0.7	0.3	0.3
Amortization of intangible assets	0.9	0.2	0.6	0.3

Income from operations	15.1	7.4	16.7	5.9
Interest income, net	0.2	0.1	0.1	0.1

Income from operations before income taxes	15.3	7.5	16.8	6.0
(Benefit) provision for income taxes	(0.3)	6.0	2.7	2.7

Net income	15.6%	1.5%	14.1%	3.3%

Net Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2014	2013	% Change	2014	2013	% Change
Product	$158.5	$139.8	13.4%	$497.2	$389.0	27.8%
Service	28.3	26.6	6.3	80.6	76.0	6.1

Total net revenues	$186.8	$166.4	12.2%	$577.8	$465.0	24.3%

Product revenues increased $18.7 million and $108.2 million during the three and nine months ended September 30, 2014, respectively, compared to the same periods for the prior year. Product revenues related to our semiconductor capital equipment manufacturer and semiconductor device manufacturer customers increased by $11.7 million and $91.2 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods for the prior year. The increase in the semiconductor markets we serve was mainly the result of volume increases throughout 2013 and into the three months ended March 31, 2014.

Our product revenues for other advanced markets, which exclude semiconductor capital equipment and semiconductor device product applications, increased by $7.0 million and $17.0 million during the three and nine months ended September 30, 2014, respectively, compared to the same periods for the prior year. The increase in our non-semiconductor markets was primarily due to volume increases of $3.5 million and $13.0 million for the three and nine months ended September 30, 2014, respectively, in our general industrial markets.

Service revenues consisted mainly of fees for services relating to the maintenance and repair of our products and software services, installation and training. Service revenues increased $1.7 million and $4.6 million during the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year. The increase in service revenues for the three months ended September 30, 2014, compared to the same period in the prior year, is primarily attributed to increases in the non-semiconductor markets, primarily in the medical market. The increase in service revenues for the nine months ended September 30, 2014, compared to the same period in the prior year is primarily attributed to increases in the semiconductor markets.

Total international net revenues, including product and services, were $79.2 million and $245.0 million for the three and nine months ended September 30, 2014, respectively, compared to $75.2 million and $212.3 million for the three and nine months ended September 30, 2013, respectively. The increase for the three and nine months ended September 30, 2014, compared to the same periods in the prior year related mainly to an increase in net revenues in Korea and Japan, where we sell primarily into the semiconductor markets.

The following is our net revenues by reportable segment (dollars in millions):

	Three Months Ended September 30,			Nine Month Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Net revenues:
Advanced Manufacturing Capital Equipment	$152.9	$132.8	15.1%	$472.8	$362.1	30.6%
Analytical Solutions Group	15.1	13.3	13.3	44.5	41.2	8.1
Europe Region Sales & Service	14.3	12.4	14.9	41.3	35.3	17.1
Asia Region Sales & Service	55.4	52.6	5.4	177.9	149.3	19.2
Corporate, Eliminations and Other	(50.9)	(44.7)	(13.8)	(158.7)	(122.9)	(29.2)

Total net revenues	$186.8	$166.4	12.2%	$577.8	$465.0	24.3%

Net revenues increased in our Advanced Manufacturing Capital Equipment segment by 15.1% and 30.6% for the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year. These increases were mainly driven by an increase in net revenues from our top two customers which represented approximately 30.7% and 32.3% of our net revenues for the three and nine months ended September 30, 2014, respectively. The increase was also driven by revenue from our acquisition of GP, which occurred during the three months ended June 30, 2014. This segment sells mainly in the semiconductor market where net revenues from semiconductor capital equipment manufacturers and semiconductor device manufacturers increased by 9.9% and 30.5% for the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year.

Net revenues increased for our Analytical Solutions Group segment by 13.3% and 8.1% for the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year. This increase was primarily driven by volume increases. For this segment, we sell to customers making up many different markets including general industrial, solar, film, medical, analysis metrology and other markets, which are included in our other advanced markets. Revenues from our other advanced markets increased by 17.4% and 11.9% for the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year.

Net revenues increased for our Europe Region Sales & Service segment by 14.9% and 17.1% for the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year. For this segment, we sell to customers making up many different markets including general industrial, solar, film, medical, analysis metrology and other markets. Revenues from our other advanced markets increased by 17.4% and 11.9% for the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year.

Net revenues increased for our Asia Region Sales & Service segment by 5.4% and 19.2% for the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year. These increases are primarily driven by increases in sales for Korea and Japan, where we mainly sell into the semiconductor markets.

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Points Change	2014	2013	% Points Change
Gross profit as a percentage of net revenues:
Product	43.7%	37.2%	6.5	44.3%	38.9%	5.4
Service	35.3	38.3	(3.0)	34.8	36.2	(1.4)

Total gross profit percentage	42.5%	37.4%	5.1	43.0%	38.5%	4.5

Gross profit on product revenues increased by 6.5 percentage points for the three months ended September 30, 2014, compared to the same period in the prior year. The increase is primarily due to an increase of 4.2 percentage points due to lower excess and obsolete inventory charges and 2.3 percentage points related to higher revenue volume. Excess and obsolete inventory charges are lower due to the recognition of a special excess and obsolete inventory charge during the three months ended September 30, 2013, primarily related to a unique product in a solar application in which slowing market conditions provided uncertainty as to the net realizable value of this inventory.

Gross profit on product revenues increased by 5.4 percentage points for the nine months ended September 30, 2014, compared to the same period in the prior year. The increase is primarily due to an increase of 4.1 percentage points from higher revenue volumes and 1.8 percentage points due to lower excess and obsolete inventory charges. Excess and obsolete inventory charges are lower due to the recognition of a special excess and obsolete inventory charge during the three months ended September 30, 2013, primarily related to a unique product in a solar application in which slowing market conditions provided uncertainty as to the net realizable value of this inventory.

Cost of service revenues, which includes salaries and related expenses and other fixed costs, consists primarily of providing services for repair, software services and training.

Gross profit on service revenues decreased by 3.0 percentage points for the three months ended September 30, 2014, compared to the same period in the prior year. The decrease is primarily attributed to a net decrease of 2.0 percentage points due to higher material costs.

Gross profit on service revenues decreased by 1.4 percentage points for the nine months ended September 30, 2014, compared to the same period in the prior year. The decrease is primarily due to a decrease of 0.7 percentage points due to higher overhead and higher excess and obsolete and warranty charges.

The following is gross profit as a percentage of net revenues by reportable segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Points Change	2014	2013	% Points Change
Gross profit:
Advanced Manufacturing Capital Equipment	40.5%	32.5%	8.0	40.4%	33.6%	6.8
Analytical Solutions Group	50.8	50.8	—	49.5	51.5	(2.0)
Europe Region Sales & Service	29.5	27.6	1.9	29.2	28.4	0.8
Asia Region Sales & Service	14.4	22.0	(7.6)	17.2	21.0	(3.8)
Corporate, Eliminations and Other	4.8	6.0	(1.2)	4.7	4.4	0.3

Total gross profit	42.5%	37.4%	5.1	43.0%	38.5%	4.5

Gross profit for the Advanced Manufacturing Capital Equipment segment increased 8.0 and 6.8 percentage points for the three and nine month periods ended September 30, 2014, respectively, compared to the same periods in the prior year. These increases are primarily attributed to higher revenue volumes, favorable product mix and lower excess and obsolete inventory charges.

Gross profit for the Analytical Solutions Group segment remained flat for the three months ended September 30, 2014 and decreased 2.0 percentage points for the nine month period ended September 30, 2014, compared to the same periods in the prior year. The decrease for the nine month period ended September 30, 2014 is primarily attributed to unfavorable product mix.

Gross profit for the Europe Region Sales & Service segment increased 1.9 and 0.8 percentage points for the three and nine month periods ended September 30, 2014, respectively, compared to the same periods in the prior year. These increases are primarily attributed to favorable changes in foreign exchange rates and higher revenue volume.

Gross profit for the Asia Region Sales & Service operations decreased 7.6 and 3.8 percentage points for the three and nine month periods ended September 30, 2014, respectively, compared to the same periods in the prior year. The decreases are primarily attributed to unfavorable product mix.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2014	2013	% Change	2014	2013	% Change
Research and development expenses	$15.8	$15.2	3.7%	$46.9	$47.3	(1.0)%

Research and development expenses increased $0.6 million for the three months ended September 30, 2014, compared to the same period in the prior year. The increase is primarily attributed to an increase of $0.5 million in compensation related costs.

Research and development expense decreased $0.4 million for the nine months ended September 30, 2014, compared to the same period in the prior year. The decrease is primarily attributed to a decrease of $0.9 million in project materials, partially offset by an increase of $0.7 million in compensation related costs.

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

Selling, General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2014	2013	% Change	2014	2013	% Change
Selling, general and administrative expenses	$32.4	$33.2	(2.4)%	$99.2	$102.1	(2.9)%

Selling, general and administrative expenses decreased by $0.8 million in the three months ended September 30, 2014, compared to the same period in the prior year. The decrease is primarily attributed to a $1.1 million decrease in compensation related costs, a $0.3 million decrease in travel expenses and a $0.3 million decrease in bad debt expense. These decreases are partially offset by a $1.4 million increase due to unfavorable changes in foreign exchange rates.

Selling, general and administrative expenses decreased by $2.9 million for the nine months ended September 30, 2014, compared to the same period in the prior year. The decrease is primarily attributed to a $1.5 million decrease in compensation related costs, a $1.0 million decrease in bad debt expense, a $0.6 million decrease in travel expenses and a $0.3 million decrease due to favorable changes in foreign exchange rates. These decreases are partially offset by an increase in commission expense of $0.8 million.

Insurance Reimbursement

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2014	2013	% Change	2014	2013	% Change
Insurance reimbursement	$—	$—	0.0%	$—	$(1.1)	(100.0)%

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

Acquisition Costs

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2014	2013	% Change	2014	2013	% Change
Acquisition costs	$—	$—	0.0%	$0.5	$0.2	191.4%

We incurred $0.5 million of acquisition costs in the nine months ended September 30, 2014, which was comprised primarily of legal fees related to the GP acquisition that was completed during the second quarter of 2014. We incurred $0.2 million of acquisition costs in the nine months ended September 30, 2013 related to our acquisition of Alter S.r.l. in March 2013. These costs are comprised of legal fees.

Restructuring

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2014	2013	% Change	2014	2013	% Change
Restructuring	$1.2	$1.1	8.6%	$2.0	$1.4	44.4%

The three and nine months ended September 30, 2014, includes restructuring charges primarily related to severance costs associated with a reduction in workforce of approximately 111 people throughout the Company. The three and nine months ended September 30, 2013, includes restructuring charges primarily related to the consolidation of certain facilities.

Amortization of Intangible Assets

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2014	2013	% Change	2014	2013	% Change
Amortization of intangible assets	$1.8	$0.4	387.1%	$3.2	$1.5	109.0%

Amortization expense increased by $1.4 million and $1.7 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year. The increases are primarily attributed to increases in amortization expense from the intangible assets acquired through our GP acquisition that was completed during the second quarter of 2014.

Interest Income, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2014	2013	% Change	2014	2013	% Change
Interest income, net	$0.4	$0.2	90.0%	$0.9	$0.7	21.3%

Interest income, increased by $0.2 million for both the three and nine months ended September 30, 2014, compared to the same periods in the prior year. The increases are attributed to a change in the mix of our investment portfolio.

Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2014	2013	% Change	2014	2013	% Change
(Benefit) provision for income taxes	$(0.6)	$10.1	(105.7)%	$15.9	$12.6	25.8%

Our effective tax rate for the three and nine months ended September 30, 2014 was (2.0)% and 16.3%, respectively. The effective tax rate for the three and nine months ended September 30, 2014 was lower than the U.S. statutory tax rate primarily due to the discrete release of income tax reserves related to the effective settlement of foreign tax examinations in the first and third quarters of 2014. The effective tax rate for the three and nine months ended September 30, 2014 also benefited from a third quarter discrete release of income tax reserves related to the expiration of the statute of limitations for a previously open tax year and a third quarter discrete benefit resulting from foreign tax credits recognized on the payment of a dividend from a foreign subsidiary. The geographic mix of income and profits earned by our international subsidiaries being taxed at rates lower than the U.S. statutory tax rate and the deduction for domestic production activities also had a significant impact in reducing the effective tax rate in the three and nine month periods.

Our effective tax rate for the three and nine months ended September 30, 2013 was 80.4% and 44.8%, respectively. The effective tax rate for the three and nine months ended September 30, 2013, and related income tax expense was higher than the U.S. statutory tax rate primarily due to a decision made during the quarter ended September 30, 2013 to pay currently, at a substantially reduced rate, taxes on certain accumulated earnings of our Israeli subsidiary relating to calendar year periods 2002 through 2011 covered under a tax holiday that expired on December 31, 2011. This additional charge was partially offset by additional U.S. tax incentives realized and recognized as discrete events during the three months ended September 30, 2013, and the geographic mix of income and profits earned by our international subsidiaries being taxed at rates lower than the U.S. statutory rate. Additionally, we realized and recognized certain tax incentives as discrete events during the three months ended March 31, 2013. These incentives were reinstated under The American Taxpayer Relief Act of 2012 that was signed into law on January 2, 2013.

We and our subsidiaries are subject to examination by federal, state and foreign tax authorities. The Internal Revenue Service commenced an examination of our U.S. federal tax filings for open tax years 2007 through 2009 during the three months ended June 30, 2012.

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

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments totaled $435.5 million at September 30, 2014, compared to $589.6 million at December 31, 2013.

Net cash provided by operating activities was $67.7 million for the nine months ended September 30, 2014 and resulted mainly from net income of $81.6 million, which included non-cash charges of $33.1 million offset by increases in working capital of $46.6 million. The net increase in working capital was primarily due to a net decrease in income taxes of $26.8 million, an increase in inventories of $14.5 million, a decrease in accrued compensation of $14.1 million, mainly related to a retirement payment to our former chief executive officer, a decrease in accounts payable of $9.2 million and an increase in other current assets of $3.1 million. These increases are offset by an increase in other current and non-current liabilities of $9.9 million, a decrease in trade accounts receivable of $9.3 million, and a decrease in other assets of $1.8 million.

Net cash provided by operating activities was $41.8 million for the nine months ended September 30, 2013 and resulted mainly from net income of $15.5 million, which included non-cash charges of $45.5 million offset by increases in working capital of $18.6 million. The net increase in working capital was primarily due to an increase in inventories of $17.9 million and an increase in accounts receivable of $17.7 million, both of which are the result of increased business levels, and an increase in other current assets of $3.0 million, offset by an increase in accounts payable of $10.5 million as a result of increased business levels, an increase in accrued compensation of $6.6 million and a net decrease in income taxes of $3.9 million.

Net cash used in investing activities of $8.7 million for the nine months ended September 30, 2014 resulted primarily from $87.0 million of cash used for the acquisition of GP and $9.4 million in purchases of production related equipment, partially offset by $86.0 million in net sales and maturities of short-term and long-term investments. Net cash used in investing activities of $42.7 million for the nine months ended September 30, 2013, resulted primarily from $31.2 million in net purchases of short-term and long-term investments, $9.2 million in purchases of production related equipment and $2.3 million of cash used primarily for our acquisition of Alter S.r.l.

Net cash used in financing activities was $46.0 million for the nine months ended September 30, 2014 and consisted primarily of $26.1 million of dividend payments made to common stockholders and $20.8 million related to the repurchase of our common stock. Net cash used in financing activities was $30.7 million for the nine months ended September 30, 2013 and consisted primarily of $25.5 million of dividend payments made to common stockholders, $2.9 million related to the repurchase of common stock and $2.5 million of net payments related to employee stock awards.

Our Japanese subsidiary has lines of credit and short-term borrowing arrangements with two financial institutions which generally expire and are renewed at three month intervals. The lines of credit provide for aggregate borrowings as of September 30, 2014 of up to an equivalent of $21.0 million U.S. dollars. One of the borrowing arrangements has an interest rate based on the Tokyo Interbank Offer Rate at the time of borrowing and the other has an interest rate based on the Japanese Short-term Prime Lending Rate. There were no borrowings outstanding under these arrangements at September 30, 2014 and December 31, 2013.

On July 25, 2011, our Board of Directors approved a share repurchase program for the repurchase of up to an aggregate of $200 million of our outstanding common stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means. The timing and quantity of any shares repurchased depends upon a variety of factors, including business conditions, stock market conditions and business development activities, including but not limited to merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice. During the nine months ended September 30, 2014, we repurchased approximately 728,000 shares of our common stock for $20.8 million at an average price of $28.59 per share. During the nine months ended September 30, 2013, we repurchased approximately 107,000 shares of our common stock for $2.9 million at an average price of $26.87 per share.

During the nine months ended September 30, 2014, our Board of Directors declared one quarterly dividend of $0.16 and two quarterly dividends of $0.165 per share that totaled $26.1 million.

On October 27, 2014, the Board of Directors declared a quarterly cash dividend of $0.165 per share to be paid on December 12, 2014 to stockholders of record as of December 1, 2014. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of our Board of Directors.

Our total cash and cash equivalents and short-term marketable investments at September 30, 2014 consisted of $193.8 million held in the U.S. and $241.7 million held by our foreign subsidiaries, substantially all of which would be subject to tax in the U.S. if returned to the U.S. We believe our existing U.S. cash and short-term investment balances are adequate to meet domestic operating needs, including estimated working capital, planned capital expenditure requirements and any future cash dividends, if declared, during the next twelve months and the foreseeable future.

As previously noted, we completed the acquisition of GP in the second quarter of 2014, for approximately $87 million.

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

In August 2014, the Financial Accounting Standards Board issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, and for annual and interim periods thereafter. This ASU is not expected to have an impact on our financial statements or disclosures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information concerning market risk is contained in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on February 26, 2014. As of September 30, 2014, there were no material changes in our exposure to market risk from December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.	EXHIBITS.

Exhibit No.	Exhibit Description

+3.1(1)	Restated Articles of Organization of the Registrant

+3.2(2)	Articles of Amendment to Articles of Organization, as filed with the Secretary of State of Massachusetts on May 18, 2001

+3.3(3)	Articles of Amendment to Articles of Organization, as filed with the Secretary of State of Massachusetts on May 16, 2002

+3.4(4)	Amended and Restated By-Laws of the Registrant

†10.1	Amendments, dated July 31, 2014, August 29, 2014 and September 15, 2014, respectively, to Global Supply Agreement, dated April 21, 2005, by and between the Registrant and Applied Materials, Inc.

10.2*	Separation Agreement and General Release, dated September 26, 2014, between Paul Loomis and the Registrant

10.3*	Form of Restricted Stock Unit Agreement for Employees under the 2014 Stock Incentive Plan

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+	Previously filed
*	Management contract or compensatory plan arrangement.
†	Confidential Treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-49738) filed with the Securities and Exchange Commission on November 13, 2000.
(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(4)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2014.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MKS INSTRUMENTS, INC.

November 5, 2014	By:	/s/ Seth H. Bagshaw
Seth H. Bagshaw
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)