Form 10-K
period 2014-12-31
MKS INSTRUMENTS INC
filed 2015-02-25
CIK 1049502

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2014

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

(978) 645-5500

(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of exchange on which registered
Common Stock, no par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒        No  ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐        No  ☒

Aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of June 30, 2014 based on the closing price of the registrant’s Common Stock on such date as reported by the NASDAQ Global Select Market: $1,656,697,531.

Number of shares outstanding of the issuer’s Common Stock, no par value, as of February 18, 2015: 53,199,337

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for MKS’ Annual Meeting of Stockholders to be held on May 4, 2015 are incorporated by reference into Part III of this Form 10-K.

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

MKS Instruments, Inc. (the “Company” or “MKS”) was founded in 1961 as a Massachusetts corporation. We are a global provider of instruments, subsystems and process control solutions that measure, control, power, monitor and analyze critical parameters of advanced manufacturing processes to improve process performance and productivity. We also provide services relating to the maintenance and repair of our products, software, service and maintenance, installation services and training.

We group our products into three groups of similar products based upon the similarity of product function. These three groups of products are: Instruments, Control and Vacuum Products; Power and Reactive Gas Products; and Analytical Solutions Group Products. Our products are derived from our core competencies in pressure measurement and control, materials delivery, gas composition analysis, control and information technology, power and reactive gas generation and vacuum technology. Our products are used in diverse markets, applications and processes. Our primary served markets are manufacturers of semiconductor capital equipment and manufacturers of semiconductor devices, and for other thin film applications including flat panel displays, solar cells, light emitting diodes (“LEDs”), data storage media and other advanced coatings. We also leverage our technology into other markets with advanced manufacturing processes including medical equipment, pharmaceutical manufacturing, energy generation and environmental monitoring.

We have four reportable segments: Advanced Manufacturing Capital Equipment; Analytical Solutions Group; Europe Region Sales & Service; and Asia Region Sales & Service. The Advanced Manufacturing Capital Equipment segment includes the development, manufacture, sales and servicing of instruments and control products, power and reactive gas products, materials delivery products and vacuum products, all of which are utilized in semiconductor processing and other similar advanced manufacturing processes. Sales in this segment include both external sales and intercompany sales (which are recorded at agreed upon transfer prices). External sales of these products made in Europe or Asia are reported as sales in the Europe Region Sales & Service or Asia Region Sales & Service segments. The Analytical Solutions Group includes gas composition analysis, information technology products and custom fabrication services. The Europe and Asia region sales and service segments mainly resell and service the Advanced Manufacturing Capital Equipment and Analytical Solutions Group products sold into their respective regions. For further information on our segments please see Note 21 to the Notes to the Consolidated Financials contained in this Annual Report on Form 10-K.

Since our inception, we have focused on satisfying the needs of our customers by establishing long-term, collaborative relationships. We have a diverse base of customers that includes manufacturers of semiconductor capital equipment and semiconductor devices; thin film capital equipment used in the manufacture of flat panel displays; LEDs, solar cells, data storage media and other coating applications; and other industrial, medical, pharmaceutical manufacturing, energy generation, environmental monitoring and other advanced manufacturing companies, as well as university, government and industrial research laboratories.

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

Markets and Applications

We are focused on improving process performance and productivity by measuring, controlling, powering, monitoring and analyzing advanced manufacturing processes in semiconductor, thin film and certain other advanced market sectors. Approximately 70%, 68% and 62% of our net revenues for the years 2014, 2013 and 2012, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers. Approximately 30%, 32% and 38% of our net revenues in the years 2014, 2013 and 2012, respectively, were for other advanced manufacturing applications. These include, but are not limited to, thin film processing equipment applications such as flat panel displays; LEDs, solar cells, data storage media and other thin film coatings; as well as medical equipment, pharmaceutical manufacturing, energy generation and environmental monitoring processes; other industrial manufacturing; and university, government and industrial research laboratories.

During the years 2014, 2013 and 2012, international net revenues accounted for approximately 43%, 46% and 49% of our total net revenues, respectively. Net revenues from our Japan and Korea subsidiaries were 20%, 20% and 23% of our total net revenues for the years 2014, 2013 and 2012, respectively. Long-lived assets, excluding long-term income tax receivables located in the U.S. were $57.7 million, $60.7 million and $62.2 million as of December 31, 2014, 2013 and 2012, respectively. Long-lived assets, excluding long-term income tax receivable located outside of the U.S. were $17.0 million, $19.0 million, and $20.5 million as of December 31, 2014, 2013 and 2012, respectively.

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

We anticipate that the semiconductor manufacturing market will continue to account for a substantial portion of our sales. While the semiconductor device manufacturing market is global, major semiconductor capital equipment manufacturers are concentrated in China, Japan, Korea, Taiwan and the United States.

Other Advanced Manufacturing Applications

Our products are used in the manufacture of flat panel displays, LEDs, data storage media, solar cells and other coating applications, including architectural glass, that require the same or similar thin film processes as semiconductor manufacturing.

Flat Panel Display Manufacturing

Flat panel displays are used in electronic hand-held devices, laptop computers, desktop computer monitors and television sets. We sell products to flat panel display equipment manufacturers and to end-users in the flat panel display market. Major manufacturers of flat panel displays are concentrated in China, Japan, Korea and Taiwan, and major manufacturers of flat panel display equipment are concentrated in China, Japan, Korea and the United States. The transition to larger panel sizes and higher display resolution is driving the need for improved process control to reduce defects.

Light Emitting Diodes

LEDs are made using vacuum processes similar to semiconductor chip manufacturing. Because of their high brightness and long life, as well as environmentally friendly benefits such as lower power consumption, LEDs have experienced rapid acceptance in back side lighting of flat screen television displays and in general lighting applications.

Solar Cells

Our products are used in crystalline silicon and thin film processes to manufacture photovoltaic cells. Crystalline silicon technology requires wafer based deposition systems and is currently the dominant manufacturing technology in the solar panel industry.

Data Storage Media

Our products are used to manufacture storage media that store and read data magnetically; optical storage media that store and read data using laser technology; hard disks; data storage devices; and digital video discs.

The transition to higher density storage capacity requires manufacturing processes incorporating tighter process controls. Major manufacturers of storage media are concentrated in Japan and the Asia Pacific region, and major manufacturers of storage media capital equipment are concentrated in Europe, Korea and the United States.

Other Advanced Coatings

Thin film coatings for diverse applications such as architectural glass and packaging are deposited using processes similar to those used in semiconductor manufacturing. Thin film processing manufacturers are concentrated in Europe, Korea and the United States.

Other Advanced Applications

Our products are used in other advanced applications, including energy generation and environmental monitoring processes such as nuclear fuel processing, fuel cell research, greenhouse gas monitoring, and chemical agent detection; medical instrument sterilization; consumable medical supply manufacturing and pharmaceutical applications. Our power delivery products are also incorporated into other end-market products such as medical imaging equipment. In addition, our products are sold to government, university and industrial laboratories for vacuum applications involving research and development in materials science, physical chemistry and electronics materials. Major equipment and process providers and research laboratories are concentrated in Europe, Korea and the United States.

Product Groups

We group our products into three product groups, based upon the similarity of the product function, type of product and manufacturing processes. These three groups of products are: Instruments, Control and Vacuum Products; Power and Reactive Gas Products; and Analytical Solutions Group Products.

Instruments, Control and Vacuum Products

This product group includes pressure measurement and control, materials delivery, control products and vacuum products.

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

Vacuum Products.    This group of products consists of vacuum technology products, including vacuum containment components, vacuum gauges, vacuum valves, effluent management subsystems and custom stainless steel chambers, vessels and pharmaceutical process equipment hardware and housings.

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

Mass Spectrometry-Based Gas Composition Analysis Instruments.    These products are based on quadrupole mass spectrometer sensors that separate gases based on molecular weight. These sensors include built-in electronics and software that analyzes the composition of background and process gases in the process chamber. These instruments are provided both as bench top laboratory systems and as process gas monitoring systems used in the diagnosis of semiconductor manufacturing process systems.

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

Customers

Our largest customers include leading semiconductor capital equipment manufacturers such as Applied Materials, Inc. and Lam Research Corporation. Revenues to our top ten customers accounted for approximately 50%, 46% and 42% of net revenues for the years 2014, 2013 and 2012, respectively. Applied Materials, Inc. accounted for approximately 19%, 17% and 14% and Lam Research Corporation accounted for 13%, 12% and 10% of our net revenues for the years 2014, 2013 and 2012, respectively.

Sales, Marketing, Service and Support

Our worldwide sales, marketing, service and support organization is critical to our strategy of maintaining close relationships with semiconductor capital equipment and device manufacturers and manufacturers of other advanced applications. We sell our products primarily through our direct sales force. As of December 31, 2014, we had 161 sales employees worldwide, located in China, Germany, Italy, Japan, Korea, the Netherlands, Singapore, Sweden, Taiwan, the United Kingdom and the United States. We also maintain sales representatives and agents in a number of countries, who supplement our direct sales force. We maintain a marketing staff that identifies customer requirements, assists in product planning and specifications, and focuses on future trends in semiconductor and other markets.

As semiconductor device manufacturers have become increasingly sensitive to the significant costs of system downtime, they have required that suppliers offer comprehensive local repair service and close customer support. Manufacturers require close support to enable them to repair, modify, upgrade and retrofit their equipment to improve yields and adapt new materials or processes. To meet these market requirements, we maintain internal worldwide sales and support organizations in nine countries and external third party worldwide sales and support organizations in six countries. Technical support is provided from offices in China, Germany, Japan, Korea, Singapore, Taiwan, the United Kingdom and the United States. Repair and calibration services are provided at seventeen internal and four third party service depots located worldwide. We typically provide warranties from one to three years, depending upon the type of product, with the majority of our products ranging from one to two years.

Research and Development

Our products incorporate sophisticated technologies to power, measure, control and monitor increasingly complex gas-related semiconductor and other advanced manufacturing processes, thereby enhancing uptime, yield and throughput for our customers. Our products have continuously advanced as we strive to meet our customers’ evolving needs. We have developed, and continue to develop, new products to address industry trends, such as the shrinking of integrated circuit critical dimensions to 14 nanometers and below and, in the flat panel display and solar markets, the transition to larger substrate sizes, which require more advanced process control technology. In addition, we have developed, and continue to develop, products that support the migration to new classes of materials, ultra-thin layers, and new structures such as copper for low resistance conductors, high-k dielectric materials for capacitors and gates and low-k dielectric materials for low loss insulators and 3D structures that are used in small geometry manufacturing. We involve our marketing, engineering, manufacturing and sales personnel in the development of new products in order to reduce the time to market for new products. Our employees also work closely with our customers’ development personnel, helping us to identify and define future technical needs on which to focus research and development efforts. We support research at academic institutions targeted at advances in materials science and semiconductor process development.

As of December 31, 2014, we had 348 research and development employees, primarily located in the United States. Our research and development expenses were $62.9 million, $63.6 million and $60.1 million for the years 2014, 2013 and 2012, respectively. Our research and development efforts include numerous projects, none of which are individually material, and generally have a duration of 3 to 30 months depending upon whether the product is an enhancement of existing technology or a new product. Our current initiatives include projects to enhance the performance characteristics of older products, to develop new products and to integrate various technologies into subsystems.

Manufacturing

Our primary manufacturing facilities are located in the United States, China, Mexico, Korea, Germany, the United Kingdom and Israel. Manufacturing activities include the assembly and testing of components and subassemblies, which are integrated into our products. We outsource some of our subassembly work. We purchase a wide range of electronic, mechanical and electrical components, some of which are designed to our specifications. We consider our lean manufacturing techniques and responsiveness to customers’ significantly fluctuating product demands to be a competitive advantage. As of December 31, 2014, we had 1,555 manufacturing related employees, located mostly in the United States and China.

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

We encounter substantial competition in most of our product lines, although no single competitor competes with us across all product lines. Certain of our competitors may have greater financial and other resources than we do. In some cases, competitors are smaller than we are, but are well established in specific product niches. Hitachi and Horiba offer materials delivery products that compete with our product line of mass flow controllers. Nor-Cal Products, Inc. and VAT, Inc. offer products that compete with our vacuum components. Inficon offers products that compete with our vacuum measurement and gas analysis products and our vacuum gauging products. Advanced Energy offers products that compete with our power delivery and reactive gas generator products.

Patents and Other Intellectual Property Rights

We rely on a combination of patent, copyright, trademark and trade secret laws and license agreements to establish and protect our proprietary rights. As of December 31, 2014, we owned 376 U.S. patents and 696 foreign patents that expire at various dates through 2034. As of December 31, 2014, we had 77 pending U.S. patent applications. Foreign counterparts of certain U.S. applications have been filed or may be filed at the appropriate time.

We require each of our employees, including our executive officers, to enter into standard agreements pursuant to which the employee agrees to keep confidential all of our proprietary information and to assign to us all inventions while they are employed by us.

Employees

As of December 31, 2014, we employed 2,371 persons. We believe that our ongoing success depends upon our continued ability to attract and retain highly skilled employees for whom competition is intense. None of our employees is represented by a labor union or is party to a collective bargaining agreement. We believe that our employee relations are good.

Acquisitions

On May 30, 2014, we acquired Granville-Phillips (“GP”), a division of Brooks Automation, Inc. (“Brooks”), for $87 million. GP is a leading global provider of vacuum measurement and control instruments to the semiconductor, thin film and general industrial markets.

On March 12, 2013, we acquired Alter S.r.l. (“Alter”) located in Reggio Emilia, Italy. Alter develops advanced microwave power generators, components and systems for industrial microwave heating, microwave plasma coating and semiconductor applications. The purchase price net of cash acquired and after final debt and working capital post-close adjustments, was $2.4 million.

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

Our business depends substantially on capital spending in the semiconductor industry, which is characterized by periodic fluctuations that may cause a reduction in demand for our products.

Approximately 70%, 68% and 62% of our net revenues for the years 2014, 2013 and 2012, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers, and we expect that sales to such customers will continue to account for a substantial portion of our sales. Our business depends upon the capital expenditures of semiconductor device manufacturers, which in turn depends upon the demand for semiconductors.

Historically, the semiconductor market has been highly cyclical and has experienced periods of overcapacity, resulting in significantly reduced demand for capital equipment, which may result in lower gross margins due to reduced absorption of manufacturing overhead. In addition, many semiconductor manufacturers have operations and customers in Asia, a region that in past years has experienced serious economic problems including currency devaluations, debt defaults, lack of liquidity and recessions.

The cyclicality of the semiconductor market is demonstrated by the changes in sales to semiconductor capital equipment and device manufacturers in past years. For example, our sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers increased by 19% and 14% in 2014 and 2013, respectively, but decreased by 20% in 2012, compared to 2011. We cannot be certain of the timing or magnitude of future semiconductor industry downturns or recoveries. A decline in the level of orders as a result of any additional downturn or slowdown in the semiconductor capital equipment industry could have a material adverse effect on our business, financial condition and results of operations.

Our quarterly operating results have fluctuated, and are likely to continue to vary significantly, which may result in volatility in the market price of our Common Stock.

A substantial portion of our shipments occurs shortly after an order is received and therefore, we operate with a low level of backlog. As a result, a decrease in demand for our products from one or more customers could occur with limited advance notice and could have a material adverse effect on our results of operations in any particular period. A significant percentage of our expenses are fixed and based in part on expectations of future net revenues. The inability to adjust spending quickly enough to compensate for any shortfall would magnify the adverse impact of a shortfall in net revenues on our results of operations. Factors that could cause fluctuations in our net revenues include:

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

The loss of net revenues to any one of our major customers would likely have a material adverse effect on us.

Our top ten customers accounted for approximately 50%, 46% and 42% of our net revenues for the years 2014, 2013 and 2012, respectively. During the years 2014, 2013 and 2012, one customer, Applied Materials, accounted for approximately 19%, 17% and 14%, of our net revenues, respectively and another customer, Lam Research, accounted for 13%, 12% and 10% of our net revenues, respectively. The loss of a major customer or any reduction in orders by these customers, including reductions due to market or competitive conditions, would likely have a material adverse effect on our business, financial condition and results of operations. None of our significant customers has entered into an agreement with us requiring it to purchase any minimum quantity of our products. The demand for our products from our semiconductor capital equipment customers depends on the cyclicality of our served markets, specifically semiconductor device manufacturer customers.

Attempts to lessen the adverse effect of any loss or reduction of net revenues through the rapid addition of new customers could be difficult because prospective customers typically require lengthy qualification periods prior to placing volume orders with a new supplier. Our future success will continue to depend upon:

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

In addition, with future acquisitions, we could use substantial portions of our available cash as all or a portion of the purchase price. We could also issue additional securities as consideration for these acquisitions, which could cause significant stockholder dilution, or obtain debt financing, which could reduce our future cash flow, without achieving the desired accretion to our business. Further, our prior acquisitions and any future acquisitions may not ultimately help us achieve our strategic goals and may pose other risks to us.

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

If our products are not designed into successive generations of our customers’ products, we will lose significant net revenues during the lifespan of those products.

New products designed by capital equipment manufacturers typically have a lifespan of five to ten years. Our success depends on our products being designed into new generations of equipment. We must develop products that are technologically advanced so that they are positioned to be chosen for use in each successive generation of capital equipment. If customers do not choose our products, our net revenues may be reduced during the lifespan of our customers’ products. In addition, we must make a significant capital investment to develop products for our customers well before our products are introduced and before we can be sure that we will recover our capital investment through sales to the customers in significant volume. We are thus also at risk during the development phase that our products may fail to meet our customers’ technical or cost requirements and may be replaced by a competitive product or alternative technology solution. If that happens, we may be unable to recover our development costs.

The semiconductor industry is subject to rapid demand shifts which are difficult to predict. As a result, our inability to expand our manufacturing capacity in response to these rapid shifts may cause a reduction in our market share.

Our ability to increase sales of certain products depends in part upon our ability to expand our manufacturing capacity for such products in a timely manner. If we are unable to expand our manufacturing capacity on a timely basis or to manage such expansion effectively, our customers could implement our competitors’ products and, as a result, our market share could be reduced. Because the semiconductor industry is subject to rapid demand shifts, which are difficult to foresee, we may not be able to increase capacity quickly enough to respond to a rapid increase in demand. Additionally, capacity expansion could increase our fixed operating expenses and if sales levels do not increase to offset the additional expense levels associated with any such expansion, our business, financial condition and results of operations could be materially adversely affected.

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

As of December 31, 2014, our goodwill and intangible assets, net, represented approximately $238.8 million, or 19.5% of our total assets. Goodwill is generated in our acquisitions when the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets we acquire. Goodwill is subject to an impairment analysis at least annually based on the fair value of the reporting unit. Intangible assets relate primarily to the developed technologies, customer relationships and patents and trademarks acquired by us as part of our acquisitions of other companies and are subject to an impairment analysis whenever events or changes in circumstances exist that indicate that the carrying value of the intangible asset might not be recoverable. We will continue to monitor and evaluate the carrying value of goodwill and intangible assets. If market and economic conditions or business performance deteriorate, the likelihood that we would record an impairment charge would increase, which impairment charge could materially and adversely affect our results of operations.

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

We may have risks associated with export violations in our Shanghai office.

In 2012, an employee from our Shanghai, China subsidiary was arrested as part of a U.S. government investigation into violations of U.S. law, and plead guilty to providing false information to obtain U.S. export licenses for certain of our pressure transducers. In 2013, U.S. authorities also indicted third parties not affiliated with us for export violations relating to the downstream sale of our products. We have cooperated fully with the government’s investigation, and authorities have made it clear that we are not a target of the investigation. In addition, we have conducted our own investigation. Although we took corrective human resources actions and have, since 2012, implemented additional export compliance procedures, we cannot be certain these efforts will be sufficient to avoid similar situations. While we do not expect any of the alleged violations to have a material adverse effect upon our business, we cannot be certain of the outcome of the governmental investigation, which could include the identification of other violations, fines, penalties, restrictions on export activities or other governmental actions.

Unfavorable currency exchange rate fluctuations may lead to lower operating margins or may cause us to raise or reduce prices, which could result in reduced sales.

Currency exchange rate fluctuations could have an adverse effect on our net revenues and results of operations and we could experience losses with respect to our hedging activities. Unfavorable currency fluctuations could require us to increase or decrease prices to foreign customers, which could result in lower net revenues by us to such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be adversely affected. In addition, most sales made by our foreign subsidiaries are denominated in the currency of the country in which these products are sold and the currency they receive in payment for such sales could be less valuable at the time of receipt as a result of exchange rate fluctuations. We enter into forward foreign exchange contracts to reduce currency exposure arising from intercompany sales of inventory as well as intercompany accounts receivable and intercompany loans. However, we cannot be certain that our efforts will be adequate to protect us against significant currency fluctuations or that such efforts will not expose us to additional exchange rate risks.

Changes in tax rates or tax regulation could affect results of operations.

As a global company, we are subject to taxation in the United States and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. Our future annual and quarterly effective tax rates could be affected by numerous factors, including changes in the applicable tax laws; composition of pre-tax income in countries with differing tax rates; and/or valuation of our deferred tax assets and liabilities. In addition, we are subject to regular examination by the United States Internal Revenue Service and state, local and foreign tax authorities. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different from the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our financial condition and results of operations.

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

A breach of our operational or security systems could negatively affect our business and results of operations.

We rely on various information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, including confidential data, and to carry out and support a variety of business activities, including manufacturing, research and development, supply chain management, sales and accounting. A failure in or a breach of our operational or security systems or infrastructure, or those of our suppliers and other service providers, including as a result of cyber attacks, could disrupt our business, result in the disclosure or misuse of proprietary or confidential information, damage our reputation, cause losses and increase our costs.

Our proprietary technology is important to the continued success of our business. Our failure to protect this proprietary technology may significantly impair our competitive position.

As of December 31, 2014, we owned 376 U.S. patents and 696 foreign patents, that expire at various dates through 2034. As of December 31, 2014, we had 77 pending U.S. patent applications. Although we seek to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we cannot be certain that:

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

Holders of our Common Stock are only entitled to receive such dividends when and if they are declared by our board of directors. Although we have declared cash dividends on our Common Stock since 2011, we are not required to do so and may reduce or eliminate our cash dividend in the future. This could adversely affect the market price of our Common Stock.

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

We are subject to federal, state, local and foreign regulations, including environmental regulations and regulations relating to the design and operation of our products. We must ensure that the affected products meet a variety of standards, many of which vary across the countries in which our systems are used. For example, the European Union has published directives specifically relating to power supplies. In addition, the European Union has issued directives relating to regulation of recycling and hazardous substances, which may be applicable to our products, or to which some customers may voluntarily elect to adhere to. China has adopted, and certain other Asian countries have indicated, an intention to adopt, similar regulations. We must comply with any applicable regulation adopted in connection with these types of directives in order to ship affected products into countries that adopt these types of regulations. We believe we are in compliance with current applicable regulations, directives and standards and have obtained all necessary permits, approvals and authorizations to conduct our business. However, compliance with future regulations, directives and standards, or customer demands beyond such requirements, could require us to modify or redesign certain systems, make capital expenditures or incur substantial costs. If we do not comply with current or future regulations, directives and standards:

•	we could be subject to fines;

•	our production could be suspended; or

•	we could be prohibited from offering particular systems in specified markets.

Regulations and customer demands related to conflict minerals and hazardous materials may adversely affect us.

The Dodd-Frank Wall Street Reform and Consumer Protection Act imposes disclosure requirements regarding the use in our products of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries, whether or not the components of our products are manufactured by us or third parties. In addition, several of our customers have requested that we disclose to them our use of numerous hazardous materials in our products. Our supply chain is very complex and the implementation of these requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of our products. In addition, there are additional costs associated with complying with the disclosure requirements and customer requests, such as costs related to our due diligence to determine the source of any “conflict minerals” or the identity of any hazardous materials used in our products. We face the additional challenge that many of our suppliers, both domestic and foreign, are not obligated by the new “conflict minerals” law to investigate their own supply chain. Despite our due diligence efforts, we may be unable to verify the origin of all “conflict minerals” used in our products and/or the use of one or more hazardous materials in our products. As a result, we may be unable to certify that our products are “conflict-free” and/or free of certain hazardous materials. If we are unable to meet our customer requirements, customers may discontinue purchasing from us, which could adversely impact our business, financial condition or operating results.

Some provisions of our restated articles of organization, as amended, our amended and restated by-laws and Massachusetts law could discourage potential acquisition proposals and could delay or prevent a change in control.

Anti-takeover provisions could diminish the opportunities for stockholders to participate in tender offers, including tender offers at a price above the then current market price of the Common Stock. Such provisions may also inhibit increases in the market price of the Common Stock that could result from takeover attempts. For example, while we have no present plans to issue any preferred stock, our board of directors, without further stockholder approval, may issue preferred stock that could have the effect of delaying, deterring or preventing a change in control of us. The issuance of preferred stock could adversely affect the voting power of the holders of our Common Stock, including the loss of voting control to others. In addition, our amended and restated by-laws provide for a classified board of directors consisting of three classes. The classified board could also have the effect of delaying, deterring or preventing a change in control of our Company.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table provides information concerning MKS’ principal and certain other owned and leased facilities as of December 31, 2014:

Location	Sq. Ft.	Activity	Reportable Segment	Lease Expires
Akishima, Japan	26,500	Manufacturing, Customer Support and Service	Asia Region Sales & Service	September 11, 2018
Andover, Massachusetts	118,000	Manufacturing, Research & Development and Corporate Headquarters	Advanced Manufacturing Capital Equipment and Analytical Solutions Group	(1)
Austin, Texas	20,880	Manufacturing, Sales, Customer Support, Service and Research & Development	Advanced Manufacturing Capital Equipment and Analytical Solutions Group	June 30, 2020
Berlin, Germany	20,750	Manufacturing, Customer Support, Service and Research & Development	Advanced Manufacturing Capital Equipment	December 13, 2014 (8)
Boulder, Colorado	124,000	Manufacturing, Customer Support, Service and Research & Development	Advanced Manufacturing Capital Equipment	(2)
Carmiel, Israel	11,800	Manufacturing and Research & Development	Advanced Manufacturing Capital Equipment	December 31, 2017
Cheshire, United Kingdom	16,000	Manufacturing, Sales, Customer Support and Service	Analytical Solutions Group and Europe Region Sales & Service	November 6, 2018
Daejeon, Korea	21,400	Manufacturing, Sales, Customer Support, Service and Research & Development	Advanced Manufacturing Capital Equipment	(4)
Filderstadt, Germany	9,300	Sales and Service	Europe Region Sales & Service	July 31, 2015
Hellebaek, Denmark	7,900	Manufacturing and Research & Development	Advanced Manufacturing Capital Equipment	December 1, 2016
Kyunggi, Korea	45,600	Sales, Customer Support and Service	Asia Region Sales & Service	(5)
Lawrence, Massachusetts	40,000	Manufacturing	Advanced Manufacturing Capital Equipment and Analytical Solutions Group	(3)
Lod, Israel	7,600	Customer Support and Research & Development	Advanced Manufacturing Capital Equipment	December 31, 2016
Longmont, Colorado	60,900	Manufacturing, Customer Support, Service and Research & Development	Advanced Manufacturing Capital Equipment	February 29, 2020
Methuen, Massachusetts	85,000	Manufacturing, Customer Support, Service and Research & Development	Advanced Manufacturing Capital Equipment and Analytical Solutions Group	(3)

Location	Sq. Ft.	Activity	Reportable Segment	Lease Expires
Munich, Germany	19,900	Manufacturing, Sales, Customer Support, Service and Research & Development	Europe Region Sales & Service	(6)
Nogales, Mexico	101,600	Manufacturing and Service	Advanced Manufacturing Capital Equipment	August 31, 2022
Reggio Emilia, Italy	10,000	Manufacturing, Customer Support, Service and Research & Development	Advanced Manufacturing Capital Equipment	August 31, 2019
Rochester, New York	156,000	Manufacturing, Sales, Customer Support, Service and Research & Development	Advanced Manufacturing Capital Equipment	(3)
San Jose, California	20,400	Sales, Customer Support and Service	Advanced Manufacturing Capital Equipment and Analytical Solutions Group	January 31, 2018
Shanghai, China	18,700	Sales, Customer Support and Service	Asia Region Sales & Service	February 28, 2017
Shenzhen, China	242,000	Manufacturing	Advanced Manufacturing Capital Equipment	August 31, 2017
Shropshire, United Kingdom	25,000	Manufacturing	Analytical Solutions Group	June 23, 2022
Singapore	13,700	Sales, Customer Support and Service	Asia Region Sales & Service	November 30, 2015
Taiwan	24,900	Sales, Customer Support and Service	Asia Region Sales & Service	August 31, 2015
Tokyo, Japan	6,000	Sales and Customer Support	Asia Region Sales & Service	(9)
Umea, Sweden	7,500	Sales, Customer Support and Research & Development	Analytical Solutions Group	(7)
Wilmington, Massachusetts	118,000	Manufacturing, Sales, Customer Support, Service and Research & Development	Advanced Manufacturing Capital Equipment	(3)

(1)

MKS owns one facility with 82,000 square feet of space used for manufacturing and research and development and leases 36,000 square feet of space used for its corporate headquarters with a lease that expires on May 31, 2018.

(2)

MKS leases two facilities, one of which has 38,000 square feet of space and the lease expires on May 31, 2015. The other has 39,000 square feet of space and the lease expires on May 31, 2020. MKS also owns a third and fourth facility with 27,000 and 20,000 square feet of space, respectively.

(3)	This facility is owned by MKS.

(4)	MKS owns 18,100 square feet of space and leases 3,300 square feet of space with an expiration date of March 1, 2015.

(5)	MKS leases 36,500 square feet of space with an expiration date of May 2, 2020. MKS leases 9,100 square feet of space with an expiration date of January 31, 2017.

(6)	MKS owns 14,800 square feet of space and leases 1,600 square feet of space with an expiration date of August 31, 2015 and 3,500 square feet of space with an expiration date of December 31, 2015.

(7)

MKS leases two facilities, one of which has 3,300 square feet of space with an expiration date of December 31, 2015, and the other of which has 4,200 square feet of space with an expiration date of August 31, 2016.

(8)	We are currently in discussions for an extension on the lease for this existing space. Because this lease has expired we are currently paying month to month until we complete our negotiations.

(9)

This lease expired on December 31, 2014. We are in the process of negotiating a new lease in a different location. We will lease this space month to month until negotiations on a new space are complete.

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

Price Range of Common Stock

Our Common Stock is traded on the NASDAQ Global Select Market under the symbol MKSI. On February 18, 2015, the closing price of our Common Stock, as reported on the NASDAQ Global Select Market, was $35.44 per share. The following table sets forth for the periods indicated the high and low sales prices per share of our Common Stock as reported by the NASDAQ Global Select Market.

	2014		2013
	High	Low	High	Low
First Quarter	$32.50	$28.52	$29.45	$25.67
Second Quarter	31.33	26.80	29.02	24.64
Third Quarter	34.89	30.87	28.97	24.71
Fourth Quarter	37.83	30.52	31.00	26.39

On February 18, 2015, we had approximately 117 stockholders of record.

Dividend Policy and Cash Dividends

Holders of our Common Stock are entitled to receive dividends when and if they are declared by our board of directors. During 2014, our board of directors declared one quarterly dividend of $0.16 per share and three quarterly dividends of $0.165 per share, which totaled $34.9 million or $0.655 per share. During 2013, our board of directors declared four quarterly dividends of $0.16 per share, which totaled $34.0 million or $0.64 per share.

Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of our board of directors. The board of directors intends to declare and pay cash dividends on our Common Stock based on the financial conditions and results of operations of the Company, although it has no obligation to do so.

On February 9, 2015, our board of directors declared a quarterly cash dividend of $0.165 per share to be paid on March 13, 2015 to shareholders of record as of March 2, 2015.

Purchase of Equity Shares

On July 25, 2011, our board of directors approved and on July 27, 2011, we publicly announced, a share repurchase program for the repurchase of up to an aggregate of $200 million of our outstanding Common Stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means (the “Program”). The timing and quantity of any shares repurchased will depend upon a variety of factors, including business conditions, stock market conditions and business development activities, including, but not limited to, merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice. During the twelve months ended December 31, 2014, we repurchased approximately 728,000 shares of our common stock for $20.8 million at an average price of $28.59 per share. No repurchases occurred during the three months ended December 31, 2014.

We have repurchased approximately 1.4 million shares of our common stock for approximately $37.2 million pursuant to the Program since its adoption.

Comparative Stock Performance

The following graph compares the cumulative total shareholder return (assuming reinvestment of dividends) from investing $100 on December 31, 2009, and plotted at the last trading day of each of the fiscal years ended December 31, 2010, 2011, 2012, 2013 and 2014, in each of MKS’ Common Stock; an industry group index of semiconductor equipment/material manufacturers (the “Morningstar Semiconductor Equipment & Materials Industry Group”), compiled by Morningstar, Inc.; and the NASDAQ Market Index of companies. The stock price performance on the graph below is not necessarily indicative of future price performance. Our Common Stock is listed on the NASDAQ Global Select Market under the ticker symbol MKSI.

Performance Graph

	2009	2010	2011	2012	2013	2014
MKS Instruments, Inc.	$100.00	$140.80	$163.65	$155.19	$184.36	$230.26
NASDAQ Market Index	$100.00	$118.02	$117.04	$137.47	$192.62	$221.02
Morningstar Semiconductor Equipment & Materials Industry Group	$100.00	$111.46	$95.36	$109.40	$155.00	$192.62

Item 6.	Selected Financial Data

Selected Consolidated Financial Data

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Statement of Operations Data
Net revenues	$780,869	$669,420	$643,508	$822,517	$853,114
Gross profit	337,766	266,574	269,479	374,988	378,638
Income from operations(1)	135,142	58,387	74,223	184,925	195,507
Income from continuing operations	115,778	35,776	48,029	129,731	132,919
Income from discontinued operations, net of taxes(2)	—	—	—	—	9,668
Net income(3)	$115,778	$35,776	$48,029	$129,731	$142,587
Basic income per share:
Continuing operations	$2.17	$0.67	$0.91	$2.49	$2.66
Net income	$2.17	$0.67	$0.91	$2.49	$2.85
Diluted income per share:
Continuing operations	$2.16	$0.67	$0.90	$2.45	$2.61
Net income	$2.16	$0.67	$0.90	$2.45	$2.80

Cash dividends paid per common share	$0.655	$0.64	$0.62	$0.60	$—

Balance Sheet Data
Cash and cash equivalents	$305,437	$288,902	$287,588	$312,916	$162,476
Short-term investments	129,594	300,715	327,653	252,603	269,457
Working capital	634,464	750,809	788,871	788,470	643,209
Long-term investments	157,201	60,405	12,158	7,873	—
Total assets(4)	1,224,044	1,213,018	1,152,562	1,133,935	982,413
Short-term obligations	—	—	—	1,932	—
Other liabilities	38,595	63,073	61,095	47,492	25,688
Stockholders’ equity	$1,081,822	$1,021,523	$1,012,156	$990,012	$847,039

(1)

Income from operations for 2014 includes $2.5 million of restructuring charges and $0.5 million of acquisition related costs from our acquisition of Granville-Phillips in May 2014. Income from operations for 2013 includes $2.6 million of costs and other benefits related to the retirement of the Company’s Chief Executive Officer in the fourth quarter of 2013, $1.4 million of restructuring charges and $1.1 million from an insurance reimbursement related to a 2012 litigation settlement. Income from operations for 2012 includes $5.3 million for payment of litigation settlement and $1.3 million of acquisition related costs from our acquisition of Plasmart, Inc. in 2012.

(2)	Income from discontinued operations, net of taxes for 2010 includes a $4.4 million gain on the sale of two discontinued product lines.

(3)

Net income for 2014 includes charges, net of tax, of $1.5 million of restructuring costs and $0.3 million of acquisition related costs. Net income for 2014 also includes $14.6 million in tax credits for reserve releases related to the settlement of tax audits and the expiration of the statute of limitations.

Net income for 2013 includes charges, net of tax, of $1.6 million of costs and other benefits related to the retirement of the Company’s Chief Executive Officer and $0.9 million of restructuring costs and a benefit, net of tax, of $0.7 million from an insurance reimbursement related to a 2012 litigation settlement. Net income for 2012 includes charges, net of tax, of $3.3 million for a litigation settlement and $0.8 million of acquisition related costs.

(4)

For the years ended December 31, 2012 and 2011, total assets and other liabilities have been revised to adjust for a prior period error related to uncertain tax benefits, which had been shown net instead of gross in the balance sheet.

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

We have a diverse base of customers that includes manufacturers of semiconductor capital equipment and semiconductor devices; thin film capital equipment used in the manufacture of flat panel displays; LEDs, solar cells, data storage media and other coating applications; and other industrial, medical, energy generation, environmental monitoring and manufacturing companies, and university, government and industrial research laboratories. During the years 2014, 2013 and 2012, approximately 70%, 68% and 62% of our net revenues, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers. We expect that sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers will continue to account for a substantial portion of our sales.

We have four reportable segments: Advanced Manufacturing Capital Equipment; Analytical Solutions Group; Europe Region Sales & Service; and Asia Region Sales & Service. The Advanced Manufacturing Capital Equipment segment includes the development, manufacture, sales and servicing of instruments and control products, power and reactive gas products, materials delivery products and vacuum products, all of which are utilized in semiconductor processing and other similar advanced manufacturing processes. Sales in this segment include both external sales and intercompany sales (which are recorded at agreed upon transfer prices). External sales of these products made in Europe or Asia are reported as sales in the Europe Region Sales & Service or Asia Region Sales & Service segments. The Analytical Solutions Group includes, gas composition analysis, information technology products and custom fabrication services. The Europe and Asia Region Sales and Service segments mainly resell and service the Advanced Manufacturing Capital Equipment and Analytical Solutions Group products sold into their respective regions.

We group our products into three product groups, based upon the similarity of the product function, type of product and manufacturing processes. These three groups of products are: Instruments, Control and Vacuum Products; Power and Reactive Gas Products; and Analytical Solutions Group Products.

Net revenues to semiconductor capital equipment manufacture and semiconductor device manufacture customers increased by 19% in 2014 compared to the prior year, after increasing by 14% in 2013 compared to 2012. We had sequential revenue increases in each quarter of 2013 and into the first quarter of 2014. Semiconductor revenues increased from $90 million in the first quarter of 2013 to $150 million in the first quarter of 2014. In the second and third quarters of 2014, there was a pause in spending in the semiconductor market, and we saw a decrease in our semiconductor revenues to $127 million and $126 million, respectively. However, in the fourth quarter of 2014, we saw an increase in semiconductor revenues to $142 million. The semiconductor capital equipment industry is subject to rapid demand shifts, which are difficult to predict, and we are uncertain as to the timing or extent of future demand or any future weakness in the semiconductor capital equipment industry.

Our net revenues from other advanced markets, which exclude semiconductor capital equipment and semiconductor device product applications, increased 12% in 2014 compared to the prior year after decreasing 13% in 2013, mainly as a result of decrease in the solar markets. We saw five consecutive quarters of growth in our other advanced markets starting in the quarter ended December 31, 2013. Revenues from customers in other advanced markets are made up of many different markets including general industrial, solar, film, medical, analysis metrology and other markets. The increase is primarily attributed to the general industrial market which increased 38% in 2014 compared to the prior year. Approximately 30% of our net revenues for 2014 were to other advanced markets and we anticipate that these markets will grow and could represent a larger portion of our revenue.

A significant portion of our net revenues is in international markets. During the years 2014, 2013 and 2012, international net revenues accounted for approximately 43%, 46% and 49% of our net revenues, respectively. A significant portion of our international net revenues were sales in Korea and Japan. We expect that international net revenues will continue to represent a significant percentage of our total net revenues.

On May 30, 2014, we acquired Granville-Phillips (“GP”), a division of Brooks Automation, Inc. (“Brooks”), for $87 million. GP is a leading global provider of vacuum measurement and control instruments to the semiconductor, thin film and general industrial markets. The acquisition aligns with our current strategy to grow our semiconductor business, while diversifying into other high growth markets.

On March 12, 2013, we acquired Alter S.r.l. (“Alter”), located in Reggio Emilia, Italy. Alter develops advanced microwave power generators, components and systems for industrial microwave heating, microwave plasma coating and semiconductor applications. The purchase price net of cash acquired and after final debt and working capital post-close adjustments, was $2.4 million.

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

We believe the following critical accounting policies affect the most significant judgments, assumptions and estimates we use in preparing our consolidated financial statements:

Revenue Recognition and Allowance for Doubtful Accounts.    Revenue from product sales is recorded upon transfer of title and risk of loss to the customer provided that there is evidence of an arrangement, the sales price is fixed or determinable, and collection of the related receivable is reasonably assured. In most transactions, we have no obligations to our customers after the date products are shipped other than pursuant to warranty obligations. We do not frequently enter into arrangements with multiple deliverables; however, for those revenue arrangements with multiple deliverables, we allocate revenue to each element based upon its relative selling price using vendor-specific objective evidence (“VSOE”), or third-party evidence (“TPE”) or based upon the relative selling price using estimated prices if VSOE or TPE does not exist. We then recognize revenue on each deliverable in accordance with our policies for product and service revenue recognition. We defer the fair value of any undelivered elements until the undelivered element is delivered. Fair value is the price charged when the element is sold separately. Shipping and handling fees billed to customers, if any, are recognized as revenue. The related shipping and handling costs are recognized in cost of sales.

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

Inventory.    We value our inventory at the lower of cost (first-in, first-out method) or market. We regularly review inventory quantities on hand and record a provision to write-down excess and obsolete inventory to its estimated net realizable value, if less than cost, based primarily on our estimated forecast of product demand. Once our inventory value is written-down and a new cost basis has been established, the inventory value is not increased due to demand increases. Demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases as a result of supply shortages or a decrease in the cost of inventory purchases as a result of volume discounts, while a significant decrease in demand could result in an increase in the charges for excess inventory quantities on hand. In addition, our industry is subject to technological change, new product development and product technological obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results. For 2014, 2013 and 2012, our total charges for excess and obsolete inventory totaled $12.1 million, $21.7 million and $15.0 million, respectively. Included in our total charges for excess and obsolete inventory in 2013 is $6.4 million of special charges for obsolete inventory related to a unique product in a solar application as a result of slowing market conditions, which provided uncertainty as to the net realizable value of this inventory.

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

We have the option of first assessing qualitative factors to determine whether it is necessary to perform the current two-step impairment test or we can perform the two-step impairment test without performing the qualitative assessment. For the reporting units that did not experience any significant adverse changes in their business or reporting structures or any other adverse changes, and the reporting unit’s fair value substantially exceeded its carrying value from when the previous Step 1 analysis was performed, we performed the qualitative “Step 0” assessment. In performing the qualitative Step 0 assessment, we considered certain events and circumstances specific to the reporting unit and to the entity as a whole, such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. For the remaining reporting units that did not meet these criteria we performed the two-step goodwill impairment test. Under the two-step goodwill impairment test, we compared the fair value of each reporting unit to its respective carrying amount, including goodwill. If the carrying value of the reporting unit exceeds the fair value, the second step of the goodwill impairment test must be completed to measure the amount of impairment loss, if any. The second step compares the implied fair value of goodwill with the carrying value of goodwill. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit, the excess of the fair value over amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference.

As of October 31, 2014, we performed our annual impairment assessment of goodwill and determined that it is more likely than not that the fair values of the reporting units exceed their carrying amount. We will continue to monitor and evaluate the carrying value of goodwill. If market and economic conditions or business performance deteriorate, this could increase the likelihood of us recording an impairment charge. However, management believes it is not reasonably likely that an impairment will occur at any of its reporting units over the next twelve months.

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

Income Taxes.    We evaluate the realizability of our net deferred tax assets and assess the need for a valuation allowance on a quarterly basis. The future benefit to be derived from our deferred tax assets is dependent upon our ability to generate sufficient future taxable income in each jurisdiction of the right type to realize the assets. We record a valuation allowance to reduce our net deferred tax assets to the amount that may be more likely than not to be realized. To the extent we established a valuation allowance an expense is recorded within the provision for income taxes line in the consolidated statements of operations and comprehensive income. In future periods, if we were to determine that it was more likely than not that we would not be able to realize the recorded amount of our remaining net deferred tax assets, an adjustment to the valuation allowance would be recorded as an increase to income tax expense in the period such determination was made.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total net revenues of certain line items included in our consolidated statements of operations and comprehensive income data:

	Years Ended December 31,
	2014	2013	2012
Net revenues:
Product	86.3%	84.9%	83.4%
Service	13.7	15.1	16.6

Total net revenues	100.0%	100.0%	100.0%
Cost of revenues:
Product	47.9	50.4	48.2
Service	8.8	9.8	9.9

Total cost of revenues	56.7%	60.2%	58.1%

Gross profit	43.3%	39.8%	41.9%
Research and development	8.1	9.5	9.3
Selling, general and administrative	16.9	21.2	19.8
Litigation	—	—	0.8
Insurance reimbursement	—	(0.1)	—
Acquisition costs	0.1	—	0.2
Restructuring	0.3	0.2	0.1
Amortization of intangible assets	0.6	0.3	0.1

Income from operations	17.3%	8.7%	11.6%
Interest income, net	0.1	0.1	0.1

Income before income taxes	17.4%	8.8%	11.7%
Provision for income taxes	2.6	3.5	4.2

Net income	14.8%	5.3%	7.5%

Year Ended December 31, 2014 Compared to 2013 and 2012

Net Revenues

	Years Ended December 31,			% Change in 2014	% Change in 2013
(Dollars in millions)	2014	2013	2012
Product	$673.8	$568.3	$536.8	18.6%	5.9%
Service	107.1	101.1	106.7	5.9	(5.3)

Total net revenues	$780.9	$669.4	$643.5	16.7%	4.0%

Product revenues increased $105.5 million during 2014 compared to 2013. Product revenues related to our semiconductor capital equipment manufacturer and semiconductor device manufacturer customers increased by $83.5 million in 2014 compared to 2013, mainly the result of volume increases in the first quarter of 2014. There was a pause in spending in the semiconductor market in the second and third quarters of 2014 and we saw a decrease in our product semiconductor revenues. However, we then saw an increase in semiconductor product revenues in the fourth quarter of 2014. In the fourth quarter of 2014, our product revenues for other advanced markets, which exclude semiconductor capital equipment and semiconductor device product applications, increased by $22.0 million. The increase in our non-semiconductor markets was primarily caused by volume increases of $15.4 million in our general industrial markets.

Product revenues increased $31.5 million during 2013 compared to 2012. Product revenues related to our semiconductor capital equipment manufacturer and semiconductor device manufacturer customers increased by $59.4 million in 2013 compared to 2012, mainly as a result of volume increases for four consecutive quarters in 2013 in product revenues to the semiconductor markets. Our product revenues for other advanced markets, which exclude semiconductor capital equipment and semiconductor device product applications, decreased by $27.8 million in 2013 compared to 2012, primarily due to volume decreases of $21.0 million in our solar market and $9.9 million in our general industrial market. The solar market has decreased over the past few years due to overcapacity. The industrial market decrease relates to specific projects.

Service revenues consisted mainly of fees for services related to the repair of our products, software license and maintenance, installation services and training. Service revenues increased $6 million during 2014 compared to 2013. This increase was primarily attributed to increases in the semiconductor markets. Service revenues decreased $5.6 million during 2013 compared to 2012. The decrease was primarily attributed to the timing and fulfillment of service orders as we transitioned and merged one of our service locations into an existing service site.

Total international net revenues, including product and service, were $332.4 million for 2014 or 42.6% of net revenues, compared to $305.5 million for 2013, or 45.6% of net revenues, and $316.6 million, or 49.2% of net revenues for 2012. The majority of our foreign revenues are to customers in Korea and Japan.

The following table sets forth our net revenues by reportable segment:

Net Revenues

	Years Ended December 31,			% Change in 2014	% Change in 2013
(Dollars in millions)	2014	2013	2012
Advanced Manufacturing Capital Equipment	$639.6	$526.0	$479.8	21.6%	9.6%
Analytical Solutions Group	61.2	56.3	62.8	8.6	(10.3)
Europe Region Sales & Service	55.1	48.5	51.4	13.6	(5.7)
Asia Region Sales & Service	240.8	218.0	229.7	10.4	(5.1)
Corporate, Eliminations and Other	(215.8)	(179.4)	(180.2)	(20.2)	0.4

Total net revenues	$780.9	$669.4	$643.5	16.6%	4.0%

Net revenues for the Advanced Manufacturing Capital Equipment segment increased by 21.6% in 2014 compared to 2013 and 9.6% in 2013 compared to 2012. These increases were mainly due to volume increases of 27.4% and 23.8%, respectively, in revenues from our top two customers, which represented approximately 32% and 29% of our total revenues in 2014 and 2013, respectively.

Net revenues for the Analytical Solutions Group segment increased by 8.6% in 2014 compared to 2013 and decreased 10.3% in 2013 compared to 2012. Net revenues increased for our Europe Region Sales & Service segment by 13.6% in 2014 compared to the prior year and decreased 5.7% in 2013 compared to 2012. For these segments, we sell to customers making up many different markets including general industrial solar, film, medical, analysis metrology and other markets, which are included in our other advanced markets. Revenues from other advanced markets increased by 11.5% in 2014 compared to 2013, which was mainly attributed to volume increases, particularly in the general industrial markets, which increased 37.6%. Revenues from other advanced markets decreased by 12.7% in 2013 compared to 2012, which was mainly due to volume decreases in our solar and general and industrial markets.

Net revenues for the Asia Region Sales & Service segment increased by 10.4% in 2014 compared to 2013 and decreased 5.1% in 2013 compared to 2012. The increase in 2014 compared to 2013 was primarily driven by increases in sales in Korea and Japan, where we mainly sell into the semiconductor markets. The decrease in 2013 compared to 2012 is primarily the result of decreases in sales in the solar markets, which decreased by 73.3%, mainly due to a decrease in orders from a customer in China. In addition, foreign exchange rates, primarily related to the Japanese Yen decreased by approximately 22% in 2013 compared to 2012, which had an unfavorable impact on revenues for the Asia Region Sales & Service segment. Excluding the impact of solar and unfavorable foreign exchange revenues, the Asia Region Sales & Service segment increased by 2.9% in 2013 compared to 2012.

The following is gross profit as a percentage of net revenues by product and service:

Gross Profit

	Years Ended December 31,			% Points Change in 2014	% Points Change in 2013
(As a percentage of net revenues)	2014	2013	2012
Product	44.5%	40.6%	42.2%	3.9	(1.6)
Service	35.6	35.3	40.5	0.3	(5.2)

Total gross profit percentage	43.3%	39.8%	41.9%	3.5	(2.1)

Gross profit on product revenues increased by 3.9 percentage points during 2014 compared to 2013. The increase was primarily due to an increase of 2.8 percentage points due to higher revenue volumes and 1.4 percentage points due to lower excess and obsolete inventory charges.

Gross profit on product revenues decreased by 1.6 percentage points during 2013 compared to 2012. The decrease was primarily due to a decrease of 2.7 percentage points due to unfavorable product mix, a decrease of 0.9 percentage points due to higher excess and obsolete inventory charges related to a unique product in a solar application as a result of slowing market conditions, which provided uncertainty as to the net realizable value of this inventory and 0.5 percentage points from unfavorable foreign exchange. These decreases were partially offset by an increase of 1.2 percentage points due to favorable revenue volumes and 1.1 percentage points due to lower overhead expenses.

Cost of service revenues consists primarily of costs for providing services for repair and training which includes salaries, related expenses and other overhead costs. Service gross profit for 2014 remained relatively flat compared to 2013.

Service gross profit for 2013 decreased by 5.2 percentage points compared to 2012. The decrease was primarily attributed to a decrease of 2.3 percentage points due to unfavorable product mix, a decrease of 1.1 percentage points due to unfavorable foreign exchange, a decrease of 0.6 percentage points due to higher overhead charges, a decrease of 0.5 percentage points due to unfavorable revenue volumes and a decrease of 0.4 percentage points due to higher warranty charges.

The following is gross profit as a percentage of net revenues by reportable segment:

Gross Profit

	Years Ended December 31,			% Points Change in 2014	% Points Change in 2013
(As a percentage of net revenues)	2014	2013	2012
Advanced Manufacturing Capital Equipment	40.8%	35.7%	35.7%	5.1	—
Analytical Solutions Group	50.3	52.3	52.2	(2.0)	0.1
Europe Region Sales & Service	28.1	28.0	29.5	0.1	(1.5)
Asia Region Sales & Service	16.9	19.7	16.1	(2.8)	3.6
Corporate, Eliminations and Other	4.6	4.0	(7.4)	0.6	11.4

Total net revenues	43.3%	39.8%	41.9%	3.5	(2.1)

Gross profit for the Advanced Manufacturing Capital Equipment segment increased 5.1 percentage points in 2014 compared to 2013. The increase was primarily due to higher revenue volumes, favorable product mix and lower excess and obsolete inventory charges, partially offset by lower material costs. Gross profit for the Advanced Manufacturing Capital Equipment segment in 2013 compared with 2012 was relatively flat.

Gross profit for the Analytical Solutions Group segment decreased 2.0 percentage points in 2014 compared to 2013. Gross profit for the Analytical Solutions Group segment remained flat in 2013 compared to 2012. The decrease of 2.0 percentage points in 2014 compared to 2013 was primarily attributable to unfavorable product mix and higher overhead charges, partially offset by lower material costs and higher revenue volumes.

Gross profit for the Europe Region Sales & Service segment remained flat in 2014 compared to 2013. Gross profit for the Europe Region Sales & Service segment decreased 1.5 percentage points in 2013 compared to 2012. The decrease of 1.5 percentage points in 2013 compared to 2012 was primarily related to unfavorable product mix.

Gross profit for the Asia Region Sales & Service segment decreased 2.8 percentage points in 2014 compared to 2013 and increased 3.6 percentage in 2013 compared to 2012. The decrease of 2.8 percentage points in 2014 compared to 2013 was primarily due to unfavorable product mix and the unfavorable impact of foreign exchange. The increase of 3.6 percentage points in 2013 compared to 2012 was primarily due to favorable product mix, lower excess and obsolete inventory charges and lower overhead spending, partially offset by unfavorable foreign exchange.

Research and Development

	Years Ended December 31,			% Change in 2014	% Change in 2013
(Dollars in millions)	2014	2013	2012
Research and development expenses	$62.9	$63.6	$60.1	(1.1)%	5.7%

Research and development expenses decreased $0.7 million during 2014 compared to 2013. The decrease was primarily attributed to a decrease of $0.7 million in consulting and professional fees and a decrease of $0.5 million in project materials, partially offset by an increase of $0.5 million in compensation related costs, including variable compensation and fringe benefits.

Research and development expenses increased $3.5 million during 2013 compared to 2012. The increase was primarily attributed to an increase of $3.4 million in compensation related costs, including variable compensation and fringe benefits and an increase of $0.4 million in project materials. These increases were partially offset by a decrease of $0.6 million in consulting costs.

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

Selling, General and Administrative

	Years Ended December 31,			% Change in 2014	% Change in 2013
(Dollars in millions)	2014	2013	2012
Selling, general and administrative expenses	$131.8	$142.0	$127.2	(7.2)%	11.7%

Selling, general and administrative expenses decreased $10.2 million during 2014 compared to 2013. The decrease was primarily attributed to a $7.1 million decrease in compensation related costs primarily related to headcount reductions, variable compensation and lower fringe benefits, a $2.6 million decrease due to executive retirement costs recorded in the fourth quarter of 2013 as a result of the retirement of our Chief Executive Officer in December 2013 and a $1.2 million decrease related to favorable foreign exchange. These decreases were partially offset by a $1.3 million increase in volume related commission expenses.

Selling, general and administrative expenses increased $14.8 million during 2013 compared to 2012. The increase was primarily attributed to a $10.0 million increase in compensation related costs primarily related to variable compensation and higher fringe benefit costs, a $2.6 million increase related to executive retirement costs recorded in the fourth quarter of 2013 as a result of the retirement of our Chief Executive Officer and a $1.6 million increase in consulting costs.

Litigation

	Years Ended December 31,			% Change in 2014	% Change in 2013
(Dollars in millions)	2014	2013	2012
Litigation	$—	$—	$5.3	—%	(100.0)%

Litigation with shareholders of one of our former subsidiaries was settled for $5.3 million during the third quarter of 2012. The complaint alleged certain claims against us including breach of contract, implied covenants and statutory violations. The claims sought unspecified damages and equitable relief. This litigation was long standing and we made the decision to reach a settlement primarily to eliminate future legal expenses related to the suit.

Insurance Reimbursement

	Years Ended December 31,			% Change in 2014	% Change in 2013
(Dollars in millions)	2014	2013	2012
Insurance reimbursement	$—	$(1.1)	$—	100.0%	(100.0)%

In 2013, we recovered $1.1 million from our insurance company relating to the 2012 litigation settlement with certain former shareholders that we settled in 2012.

Acquisition Costs

	Years Ended December 31,			% Change in 2014	% Change in 2013
(Dollars in millions)	2014	2013	2012
Acquisition costs	$0.5	$0.2	$1.3	191.4%	(86.4)%

We incurred $0.5 million of legal and filing fees in 2014 related to our June 2014 acquisition of GP. We incurred $0.2 million of legal fees in 2013 related to our 2013 acquisition of Alter. We incurred $1.3 million of investment banking fees, legal fees and due diligence costs in 2012 related to our 2012 acquisition of Plasmart, Inc.

Restructuring

	Years Ended December 31,			% Change in 2014	% Change in 2013
(Dollars in millions)	2014	2013	2012
Restructuring	$2.5	$1.4	$0.3	80.7%	297.1%

During 2014, we recorded $2.5 million of restructuring charges primarily for severance related costs related to a reduction in workforce of approximately 131 people throughout our Company. This restructuring was substantially complete at December 31, 2014. During 2013, we recorded $1.4 million of restructuring charges primarily related to the consolidation of certain facilities. The majority of these costs were related to severance expenses and these programs were substantially completed by December 31, 2013. The plans included a small reduction in headcount. During the fourth quarter of 2012, we implemented a workforce reduction plan as a result of a slowdown in our business. We reduced our worldwide workforce by 84 people and recorded a restructuring charge of $0.3 million. This restructuring was substantially complete at December 31, 2012.

Amortization of Intangible Assets

	Years Ended December 31,			% Change in 2014	% Change in 2013
(Dollars in millions)	2014	2013	2012
Amortization of intangible assets	$4.9	$2.1	$1.0	131.2%	106.7%

Amortization increased by $2.8 million during 2014 compared to 2013. This increase was primarily attributed to an increase of $3.2 million of amortization related to intangible assets from our May 2014 acquisition of GP. This increase was offset by intangible assets that became fully amortized during the year. Amortization increased by $1.1 million during 2013 compared to 2012. This increase was primarily attributed to an increase in intangible assets from our August 2012 acquisition of Plasmart and our March 2013 acquisition of Alter, partially offset by intangible assets that became fully amortized.

Interest Income, Net

	Years Ended December 31,			% Change in 2014	% Change in 2013
(Dollars in millions)	2014	2013	2012
Interest income, net	$1.3	$0.9	$0.9	36.9%	—%

Net interest income for 2014 increased $0.4 million compared to 2013. The increase was attributable to a change in the mix of our investment portfolio. Net interest income for 2013 remained flat compared to 2012.

Provision for Income Taxes

	Years Ended December 31,			% Change in 2014	% Change in 2013
(Dollars in millions)	2014	2013	2012
Provision for income taxes	$20.6	$23.5	$27.1	(12.4)%	(13.2)%

The provision for income taxes in 2014, 2013 and 2012 are comprised of U.S. federal, state and foreign income taxes.

Our effective tax rate for the years 2014, 2013 and 2012 was 15.1%, 39.7%, and 36.1%, respectively. The effective tax rate in 2014, and related income tax expense was lower than the U.S. statutory tax rate primarily due to the release of income tax reserves related to the effective settlement of various foreign and U.S. tax audits. The effective tax rate for 2014 also benefited from a release of income tax reserves related to the expiration of the statute of limitations for a previously open tax year, a benefit resulting from foreign tax credits recognized on the payment of a dividend from a foreign subsidiary and a benefit from a change in tax election resulting in the recording of a deferred tax asset for previously unavailable foreign net operating losses. Apart from atypical benefits, the 2014 effective tax rate also benefited from foreign earnings taxed at lower rates, the deduction for domestic production activities, and the research credit offset by state income taxes.

The effective tax rate in 2013, and related income tax expense was higher than the U.S. statutory tax rate primarily due to a decision to pay currently, at a substantially reduced rate, taxes on certain accumulated earnings of its Israeli subsidiary relating to calendar year periods 2002-2011 covered under its Israeli tax holiday that expired on December 31, 2011. This additional charge was partially offset by additional U.S. tax incentives realized, and earnings of our international subsidiaries taxed at rates lower than the U.S. statutory rate. Additionally, certain tax incentives realized by us were reinstated under The American Taxpayer Relief Act of 2012 that was signed into law on January 2, 2013.

The effective tax rate in 2012 and related income tax expense is higher than the U.S. statutory tax rate primarily due to the expiration of certain tax incentives under U.S. tax law noted above, and non-deductible acquisition costs that were offset in part by income and profits earned by our international subsidiaries being taxed at rates lower than the U.S. statutory tax rate.

Our effective tax rate has been impacted on a year to year basis by the expiration and extension of certain U.S. tax benefits. If the extension of these benefits was enacted in 2012 rather than retroactively to 2012 in 2013, our 2012 effective tax rate would have been decreased by approximately 3%. These tax benefits were extended again in December 2014 resulting in a tax rate benefit of approximately 1% in 2014. These U.S. tax benefits expired again at December 31, 2014 and will be unavailable in 2015 without a further extension.

At December 31, 2014, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $19.6 million. At December 31, 2013, our total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $47.7 million. The net decrease at December 31, 2014 from December 31, 2013 was primarily attributable to current year releases in reserves for existing uncertain tax positions. At December 31, 2014, excluding interest and penalties, there were $11.5 million of net unrecognized tax benefits that, if recognized, would affect our annual effective tax rate. We accrued interest and, if applicable, penalties for any uncertain tax positions. Interest and penalties were classified as a component of income tax expense. At December 31, 2014, 2013 and 2012, we had accrued interest on unrecognized tax benefits of approximately $0.6 million, $2.2 million and $1.6 million, respectively.

Over the next 12 months it is reasonably possible that we may recognize approximately $0.1 million of previously net unrecognized tax benefits related to various U.S. federal, state and foreign tax positions primarily as a result of the expiration of various statutes of limitations. We are subject to examination by U.S. federal, state and foreign tax authorities. The United States Internal Revenue Service commenced an examination of our U.S. federal tax filings for tax years 2007 through 2009 during the quarter ended June 30, 2012. This audit was effectively settled in the fourth quarter upon receipt of an audit approval letter from the Joint Committee on Taxation. Due to consents to extend the statute of limitations executed by us during the audit, the U.S. statute of limitations remains open for tax years 2007 through 2009 until December 31, 2015. We were notified of an audit of our U.S. federal tax filings for tax years 2011 through 2013 on February 3, 2015. The U.S. statute of limitations remains open for tax years 2011 through present. The statute of limitations for our tax filings in other jurisdictions varies between fiscal years 2008 through present.

On a quarterly basis, we evaluate both positive and negative evidence that affect the realizability of net deferred tax assets and assess the need for a valuation allowance. The future benefit to be derived from our deferred tax assets is dependent upon our ability to generate sufficient future taxable income in each jurisdiction of the right type to realize the assets. During 2014, we decreased our valuation allowance by $0.3 million primarily related to the effective settlement of a foreign tax audit. In 2013, we decreased our valuation allowance by $0.4 million primarily related to the expiration of U.S. capital loss carry forwards. In 2012, we increased our valuation allowance by $1.0 million primarily related to an increase in state tax credit carry forwards because we determined it is more likely than not that the deferred tax assets related to these attributes will not be realized.

In 2014, we recorded a net benefit to income tax expense of $13.4 million, excluding interest and penalties, due to reserve releases related to the effective settlement of various U.S. and foreign audits along with the expiration of the statute of limitations related to a previously open tax year. In 2013, we recorded a net benefit to income tax expense of $0.1 million, excluding interest and penalties, due to reserve releases primarily related to the expiration of certain statutes of limitations.

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

Liquidity and Capital Resources

Cash, cash equivalents and short-term marketable investments totaled $435.0 million at December 31, 2014, a decrease of $154.6 million compared to $589.6 million at December 31, 2013. This decrease was mainly due to dividend payments to common stockholders, repurchase of common stock, the acquisition of GP, and purchases of property, plant and equipment, partially offset by net income and non-cash net charges. The primary driver in our current and anticipated future cash flows is and will continue to be cash generated from operations, consisting mainly of our net income, excluding non-cash changes and changes in operating assets and liabilities. In periods when our sales are growing, higher sales to customers will result in increased trade receivables, and inventories will generally increase as we build products for future sales. This may result in lower cash generated from operations. Conversely, in periods when our sales are declining, our trade accounts receivable and inventory balances will generally decrease, resulting in increased cash from operations.

Net cash provided by operating activities was $101.9 million for 2014 and resulted mainly from net income of $115.8 million, which included non-cash net charges of $49.9 million, partially offset by an increase in working capital of $63.4 million. The increase in working capital consisted primarily of a decrease in income taxes of $32.7 million, an increase in inventories of $20.9 million, mainly related to an increase in business levels, a decrease in accrued compensation of $13.6 million, mainly related to a payment made to our former CEO who retired in 2013 and a decrease in accounts payable of $5.5 million. These increases are partially offset by a decrease in trade accounts receivable of $6.1 million, mainly due to better collections and a decrease in the number of days of sales outstanding in receivables and an increase in other current and non-current liabilities of $3.5 million.

Net cash provided by operating activities was $76.1 million for 2013 and resulted mainly from net income of $35.8 million, which included non-cash net charges of $50.3 million, partially offset by an increase in working capital of $9.3 million. The increase in working capital consisted primarily of an increase in trade accounts receivable of $36.2 million and an increase in inventories of $29.8 million. These increases are partially offset by an increase in income taxes of $24.4 million, an increase in accounts payable of $23.2 million and an increase in accrued compensation of $13.7 million. The increase in trade accounts receivable and accounts payable was caused by an increase in our business in the fourth quarter of 2013 compared to the fourth quarter of 2012.

Net cash used in investing activities was $24.8 million for 2014 and resulted primarily from $87.0 million used for the acquisition of GP and $13.2 million used for the purchase of production related equipment, partially offset by $73.7 million from net maturities and sales of investments. Net cash used in investing activities was $36.5 million for 2013 and resulted primarily from the net purchases of investments of $21.6 million, $12.4 million used for the purchases of production related equipment and facility expansion and $2.3 million, primarily used for the acquisition of Alter.

Net cash used in financing activities was $52.7 million for 2014 and consisted primarily of $34.9 million in dividend payments made to common stockholders and $20.8 million for the repurchase of Common Stock. Net cash used in financing activities was $37.1 million for 2013 and consisted primarily of $34.0 million in dividend payments made to common stockholders and $2.9 million for the repurchase of Common Stock.

Our Japanese subsidiary has lines of credit and short-term borrowing arrangements with two financial institutions, which generally expire and are renewed at three month intervals. These lines of credit provide for aggregate borrowings as of December 31, 2014 of up to an equivalent of $19.3 million U.S. dollars. There were no borrowings outstanding under these arrangements at December 31, 2014 and December 31, 2013.

We previously had various lines of credit and short and long-term borrowing arrangements as a result of our acquisition of Plasmart in 2012 and Alter in March 2013. All of these lines of credit and borrowing arrangements were paid off and terminated in 2013. There were no outstanding balances at December 31, 2013.

We have provided financial guarantees for certain unsecured borrowings and have standby letters of credit, some of which do not have fixed expiration dates. At December 31, 2014, our maximum exposure as a result of these performance bonds and standby letters of credit was approximately $1.3 million.

On July 25, 2011, our board of directors approved a share repurchase program for the repurchase of up to an aggregate of $200 million of our Common Stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means. The timing and quantity of any shares repurchased will depend upon a variety of factors, including business conditions, stock market conditions and business development activities, including, but not limited to, merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice. During 2014, we repurchased approximately 728,000 shares of our Common Stock for $20.8 million at an average price of $28.59 per share. During 2013, we repurchased approximately 107,000 shares of our Common Stock for $2.9 million at an average price of $26.87 per share.

Holders of our Common Stock are entitled to receive dividends when and if they are declared by our board of directors. For the year ended December 31, 2014, we paid cash dividends of $34.9 million in aggregate, or $0.655 per share. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of our board of directors.

On February 9, 2015, our board of directors declared a quarterly cash dividend of $0.165 per share to be paid on March 13, 2015 to shareholders of record as of March 2, 2015.

Our total cash and cash equivalents and short-term marketable investments at December 31, 2014 consisted of $191.5 million held in the U.S. and $243.5 million held by our foreign subsidiaries, substantially all of which would be subject to tax in the U.S. if returned to the U.S. We believe that our current cash and investments position and available borrowing capacity, together with the cash anticipated to be generated from operations, will be sufficient to satisfy our estimated working capital, planned capital expenditure requirements, and any future cash dividends declared by our board of directors or share repurchases through at least the next 12 months and the foreseeable future.

Future payments due under debt, lease and purchase commitment obligations as of December 31, 2014 are as follows:

	Payment Due By Period
		Less than			After
Contractual Obligations (In thousands)	Total	1 Year	1-3 years	3-5 years	5 years	Other (1)
Operating lease obligations	$22,716	$6,197	$9,037	$5,281	$2,201	$—
Purchase obligations(2)	137,683	111,850	11,404	9,556	4,873	—
Other long-term liabilities reflected on the Balance Sheet under U.S. GAAP(3)	38,595	—	—	6,804	11,588	20,203

Total	$198,994	$118,047	$20,441	$21,641	$18,662	$20,203

(1)	This balance relates to our reserve for uncertain tax positions.

(2)

As of December 31, 2014, we have entered into purchase commitments for certain inventory components and other equipment and services used in our normal operations. The majority of these purchase commitments covered by these arrangements are for periods of less than one year and aggregate to approximately $138 million.

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

We hedge a portion of our forecasted foreign currency denominated intercompany sales of inventory, over a maximum period of eighteen months, using forward foreign exchange contracts accounted for as cash-flow hedges related to Japanese, South Korean, British, Euro and Taiwanese currencies. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, and otherwise meet the hedge accounting criteria, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income in stockholders’ equity. These changes in fair value will subsequently be reclassified into earnings, as applicable, when the forecasted transaction occurs. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period it occurs. The cash flows resulting from forward exchange contracts are classified in the consolidated statements of cash flows as part of cash flows from operating activities. We do not enter into derivative instruments for trading or speculative purposes.

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

We had forward exchange contracts with notional amounts totaling $28.6 million outstanding at December 31, 2014 of which $12.5 million were outstanding to exchange Korean Won to U.S. dollars. We had forward exchange contracts with notional amounts totaling $21.0 million outstanding at December 31, 2013 of which $9.3 million were outstanding to exchange Korean Won to U.S. dollars.

As of December 31, 2014, the unrealized gain that will be reclassified from accumulated other comprehensive income to earnings over the next twelve months is immaterial. The ineffective portions of the derivatives are recorded in selling, general and administrative costs and were immaterial in 2014, 2013 and 2012.

We hedge certain intercompany accounts receivable and intercompany loans with forward exchange contracts. Typically, as these derivatives hedge existing amounts that are denominated in foreign currencies, the derivatives do not qualify for hedge accounting. The foreign exchange loss on these derivatives was $0.1 million in 2014, $0.2 million in 2013 and $1.6 million in 2012.

Realized and unrealized gains and losses on forward exchange contracts that do not qualify for hedge accounting are recognized currently in earnings. The cash flows resulting from forward exchange contracts are classified in our consolidated statements of cash flows as part of cash flows from operating activities. We do not hold or issue derivative financial instruments for trading purposes.

Gains and losses on forward exchange contracts that qualify for hedge accounting are classified in cost of products in 2014 and 2013 and totaled a loss of $0.2 million and a gain of $1.1 million, respectively. In 2012, these gains and losses were classified in selling, general and administrative and totaled a loss of $0.9 million.

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

In August 2014, the Financial Accounting Standards Board issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, and for annual and interim periods thereafter. This ASU is not expected to have an impact on our financial statements or disclosures.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk and Sensitivity Analysis

Our primary exposures to market risks include fluctuations in interest rates on our investment portfolio, as well as fluctuations in foreign currency exchange rates.

Foreign Exchange Rate Risk

We mainly enter into forward exchange contracts to reduce currency exposure arising from intercompany sales of inventory. We also enter into forward exchange contracts to reduce foreign exchange risks arising from the change in fair value of certain foreign currency denominated assets and liabilities.

We had forward exchange contracts with notional amounts totaling $28.6 million outstanding and a net fair value asset of $2.0 million at December 31, 2014. We had forward exchange contracts with notional amounts totaling $21.8 million outstanding and a net fair value asset of $0.3 million at December 31, 2013. The potential fair value loss for a hypothetical 10% adverse change in the currency exchange rate on our forward exchange contracts at December 31, 2014 and 2013 would be immaterial.

Interest Rate Risk

The fair value of our cash and investment portfolio at December 31, 2014 and 2013 approximated its carrying value. Interest rate risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for securities contained in the investment portfolio. The resulting hypothetical fair value was not materially different from the year-end carrying values.

From time to time, we have outstanding lines of credit and short-term borrowings with variable interest rates, primarily denominated in Japanese yen. There were no borrowings outstanding under these arrangements at December 31, 2014 or December 31, 2013.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

MKS Instruments, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of MKS Instruments, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Granville Phillips from its assessment of internal control over financial reporting as of December 31, 2014 because Granville Phillips was acquired by the Company in a purchase business combination during 2014. We have also excluded Granville Phillips from our audit of internal control over financial reporting. Granville Phillips is a product line whose total assets and total revenues represent less than 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 25, 2015

MKS Instruments, Inc.

Consolidated Balance Sheets

	December 31,
	2014	2013
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$305,437	$288,902
Short-term investments	129,594	300,715
Trade accounts receivable, net of allowances of $2,250 and $1,924 at December 31, 2014 and 2013, respectively	106,362	116,744
Inventories	155,169	142,727
Deferred income taxes	14,017	13,428
Other current assets	27,512	16,715

Total current assets	738,091	879,231

Property, plant and equipment, net	72,776	77,536
Long-term investments	157,201	60,405
Goodwill	192,381	150,909
Intangible assets, net	46,389	13,090
Other assets	17,206	31,847

Total assets	$1,224,044	$1,213,018

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,166	$40,074
Accrued compensation	26,970	43,662
Income taxes payable	6,702	10,444
Other current liabilities	35,789	34,242

Total current liabilities	103,627	128,422

Other liabilities	38,595	63,073
Commitments and contingencies (Note 23)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, no par value, 200,000,000 shares authorized; 53,154,666 and 53,363,450 shares issued and outstanding at December 31, 2014 and 2013, respectively	113	113
Additional paid-in capital	734,732	730,571
Retained earnings	349,061	278,966
Accumulated other comprehensive income/(loss)	(2,084)	11,873

Total stockholders’ equity	1,081,822	1,021,523

Total liabilities and stockholders’ equity	$1,224,044	$1,213,018

The accompanying notes are an integral part of the consolidated financial statements.

MKS Instruments, Inc.

Consolidated Statements of Operations and Comprehensive Income

	Years Ended December 31,
	2014	2013	2012
	(in thousands, except per share data)
Net Revenues:
Products	$673,819	$568,317	$536,774
Services	107,050	101,103	106,734

Total net revenues	780,869	669,420	643,508
Cost of revenues:
Cost of products	374,200	337,464	310,485
Cost of service	68,903	65,382	63,544

Total cost of revenues (exclusive of amortization shown separately below)	443,103	402,846	374,029
Gross profit	337,766	266,574	269,479
Research and development	62,888	63,570	60,118
Selling, general and administrative	131,828	142,014	127,185
Litigation	—	—	5,316
Insurance reimbursement	—	(1,071)	—
Acquisition costs	499	171	1,258
Restructuring	2,464	1,364	343
Amortization of intangible assets	4,945	2,139	1,036

Income from operations	135,142	58,387	74,223
Interest income	1,323	999	1,059
Interest expense	72	85	146

Income before income taxes	136,393	59,301	75,136
Provision for income taxes	20,615	23,525	27,107

Net income	$115,778	$35,776	$48,029

Other comprehensive income:
Changes in value of financial instruments designated as cash flow hedges, net of tax expense (1)	$1,210	$62	$150
Foreign currency translation adjustments, net of tax of $0 for 2014, 2013 and 2012	(14,707)	(3,604)	1,664
Unrealized (loss) gain on investments, net of tax (benefit) expense (2)	(460)	(40)	31

Total comprehensive income	$101,821	$32,194	$49,874

Net income per share:
Basic	$2.17	$0.67	$0.91

Diluted	$2.16	$0.67	$0.90

Cash dividends paid per common share	$0.655	$0.64	$0.62

Weighted average common shares outstanding:
Basic	53,232	53,061	52,686

Diluted	53,515	53,481	53,234

(1)	Tax expense was $144, $551 and $88 for the years ended December 31, 2014, 2013 and 2012, respectively.

(2)	Tax (benefit) expense was $(55), $(355), and $19 for the years ended December 31, 2014, 2013 and 2012, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

MKS Instruments, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
(in thousands)	Shares	Amount
Balance at December 31, 2011	52,491,948	$113	$707,419	$268,870	$13,610	$990,012
Net issuance under stock-based plans	691,501		1,564			1,564
Stock-based compensation			13,031			13,031
Tax effect from stock-based plans			1,862			1,862
Stock repurchase	(434,600)		(5,871)	(5,630)		(11,501)
Cash dividend				(32,686)		(32,686)
Comprehensive income (net of tax):
Net income				48,029		48,029
Other comprehensive income					1,845	1,845

Balance at December 31, 2012	52,748,849	$113	$718,005	$278,583	$15,455	$1,012,156
Net issuance under stock-based plans	721,601		(464)			(464)
Stock-based compensation			13,992			13,992
Tax effect from stock-based plans			495			495
Stock repurchase	(107,000)		(1,457)	(1,418)		(2,875)
Cash dividend				(33,975)		(33,975)
Comprehensive income (net of tax):
Net income				35,776		35,776
Other comprehensive (loss)					(3,582)	(3,582)

Balance at December 31, 2013	53,363,450	$113	$730,571	$278,966	$11,873	$1,021,523
Net issuance under stock-based plans	519,128		2,492			2,492
Stock-based compensation			11,315			11,315
Tax effect from stock-based plans			331			331
Stock repurchase	(727,912)		(9,977)	(10,832)		(20,809)
Cash dividend				(34,851)		(34,851)
Comprehensive income (net of tax):
Net income				115,778		115,778
Other comprehensive (loss)					(13,957)	(13,957)

Balance at December 31, 2014	53,154,666	$113	$734,732	$349,061	$(2,084)	$1,081,822

The accompanying notes are an integral part of the consolidated financial statements.

MKS Instruments, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$115,778	$35,776	$48,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,514	17,102	14,442
Stock-based compensation	11,315	13,992	13,031
Provision for excess and obsolete inventory	12,131	21,671	15,028
Provision for doubtful accounts	668	631	888
Deferred income taxes	5,264	(3,089)	3,819
Excess tax benefits from stock-based compensation	(447)	(935)	(2,105)
Other	139	200	41
Changes in operating assets and liabilities:
Trade accounts receivable	6,103	(36,153)	38,288
Inventories	(20,910)	(29,797)	5,341
Income taxes	(32,744)	24,441	(3,126)
Other current and non-current assets	(325)	1,355	7,689
Accrued compensation	(13,563)	13,677	2,759
Other current and non-current liabilities	3,469	(5,956)	1,324
Accounts payable	(5,478)	23,172	(8,281)

Net cash provided by operating activities	101,914	76,087	137,167

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(86,950)	(2,326)	(22,607)
Purchases of investments	(360,813)	(550,076)	(435,961)
Maturities of investments	249,359	417,566	313,298
Sales of investments	185,186	110,928	46,559
Purchases of property, plant and equipment	(13,183)	(12,410)	(17,705)
Other	1,593	(216)	(1,451)

Net cash used in investing activities	(24,808)	(36,534)	(117,867)

Cash flows from financing activities:
Proceeds from short-term borrowings	—	6	2,896
Payments on short-term borrowings	—	(776)	(9,348)
Repurchases of common stock	(20,809)	(2,875)	(11,501)
Net proceeds related to employee stock awards	2,492	(464)	1,564
Dividend payments	(34,851)	(33,975)	(32,686)
Excess tax benefit from stock-based compensation	447	935	2,105

Net cash used in financing activities	(52,721)	(37,149)	(46,970)

Effect of exchange rate changes on cash and cash equivalents	(7,850)	(1,090)	2,342

Increase (decrease) in cash and cash equivalents	16,535	1,314	(25,328)
Cash and cash equivalents at beginning of year	288,902	287,588	312,916

Cash and cash equivalents at end of year	$305,437	$288,902	$287,588

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$44	$60	$212
Income taxes	$47,948	$11,878	$18,335

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1)	Business Description

MKS Instruments, Inc. (“MKS” or the “Company”) was founded in 1961 and is a global provider of instruments, subsystems and process control solutions that measure, control, power, monitor and analyze critical parameters of advanced manufacturing processes to improve process performance and productivity of advanced manufacturing processes. MKS groups its products into three product groups based upon the similarity of the product function, type of product and manufacturing processes. These three groups of products are: Instruments, Control and Vacuum Products; Power and Reactive Gas Products; and Analytical Solutions Group Products. MKS’ products are derived from its core competencies in pressure measurement and control, materials delivery, gas composition analysis, control and information technology, power and reactive gas generation and vacuum technology.

The Company has four reportable segments: Advanced Manufacturing Capital Equipment; Analytical Solutions Group; Europe Region Sales & Service; and Asia Region Sales & Service.

2)	Basis of Presentation

The consolidated financial statements include the accounts of MKS Instruments, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition and allowance for doubtful accounts, inventory valuation, warranty costs, stock-based compensation, intangible assets, goodwill, other long-lived assets, in process research and development and other acquisition expenses and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Reclassifications

Certain prior year amounts have been reclassified to be consistent with current year classifications.

3)	Summary of Significant Accounting Policies

Revenue Recognition and Accounts Receivable Allowances

Revenue from product sales is recorded upon transfer of title and risk of loss to the customer provided that there is evidence of an arrangement, the sales price is fixed or determinable, and collection of the related receivable is reasonably assured. In most transactions, the Company has no obligations to customers after the date products are shipped other than pursuant to warranty obligations. In some instances, the Company provides installation, training, support and services to customers after the product has been shipped. The Company does not frequently enter into arrangements with multiple deliverables; however, for those revenue arrangements with

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

multiple deliverables, the Company allocates revenue to each element based upon its relative selling price using vendor-specific objective evidence (“VSOE”), or third-party evidence (“TPE”) or based upon the relative selling price using estimated prices if VSOE or TPE does not exist. The Company then recognizes revenue on each deliverable in accordance with its policies for product and service revenue recognition. The Company provides for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. Shipping and handling fees, if any, billed to customers are recognized as revenue. The related shipping and handling costs are recognized in cost of revenues. Accounts receivable allowances include sales returns and bad debt allowances. The Company monitors and tracks the amount of product returns and reduces revenue at the time of shipment for the estimated amount of such future returns, based on historical experience. The Company makes estimates evaluating its allowance for doubtful accounts. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any specific customer collection issues that it has identified.

Research and Development

Research and development costs are expensed as incurred and consist mainly of compensation related expenses and project materials. The Company’s research and development efforts include numerous projects, which generally have a duration of 3 to 30 months. Acquired in-process research and development (“IPR&D”) expenses, which are capitalized at fair value as an intangible asset until the related project is completed, are then amortized over the estimated useful life of the product. The Company monitors projects and, if they are abandoned, the Company immediately writes them off.

Advertising Costs

Advertising costs are expensed as incurred and were immaterial in 2014, 2013 and 2012.

Stock-Based Compensation

The accounting for share-based compensation expense requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. For restricted stock units (“RSUs”), the fair value is the fair value on the date of grant that normally vest over a three year period. The Company also provides employees the opportunity to purchase shares through an employee stock purchase plan. For shares issued under its employee stock purchase plan, the Company has estimated the fair value on the date of grant using the Black Scholes pricing model, which is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, expected life, risk free interest rate and expected dividends. The Company is also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

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

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

Accumulated Other Comprehensive Income

For foreign subsidiaries where the functional currency is the local currency, assets and liabilities are translated into U.S. dollars at the current exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded to Accumulated Other Comprehensive Income (“OCI”).

Unrealized gains and losses on securities classified as available-for-sale are included in OCI in consolidated stockholders’ equity.

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

The Company reviews its investment portfolio on a quarterly basis to identify and evaluate individual investments that have indications of possible impairment. The factors considered in determining whether a loss is other-than-temporary include: the length of time and extent to which fair market value has been below the cost basis, the financial condition and near-term prospects of the issuer, credit quality, and the Company’s ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

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

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

The Company had one customer comprising 19%, 17% and 14% of net revenues for 2014, 2013 and 2012, respectively, and another customer comprising 13%, 12% and 10% of net revenues for 2014, 2013, and 2012, respectively. During the years 2014, 2013 and 2012, approximately 70%, 68% and 62% of the Company’s net revenues, respectively, were to semiconductor capital equipment manufacturers and semiconductor device manufacturers. There were two customers comprising 10% or more of the Company’s accounts receivable balance as of December 31, 2014.

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

The Company has the option of first assessing qualitative factors to determine whether it is necessary to perform the current two-step impairment test or the Company can perform the two-step impairment test without performing the qualitative assessment. For the reporting units that did not experience any significant adverse changes in their business or reporting structures or any other adverse changes, and the reporting unit’s fair value substantially exceeded its amount from the prior year assessment, the Company performed the qualitative “Step 0” assessment. In performing the qualitative Step 0 assessment, the Company considered certain events and circumstances specific to the reporting unit and to the entity as a whole, such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. For the remaining reporting units that did not meet these criteria, the Company performed the two-step goodwill impairment test. Under the two-step goodwill impairment test, the Company compared the fair value of each reporting unit to its respective carrying amount, including goodwill. If the fair value of the reporting unit exceeds the fair value, the second step of the goodwill impairment test must be completed to measure the amount of impairment loss, if any. The second step compares the implied fair value of goodwill with the carrying value of goodwill. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit, the excess of the fair value of the amounts assigned to its assets and liabilities it the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment loss is recognized equal to the difference.

As of October 31, 2014, the Company performed its annual impairment assessment of goodwill and determined that it is more likely than not that the fair values of the reporting units exceed their carrying amount.

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

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

Net foreign exchange gains and losses resulting from re-measurement are included in selling general and administrative expense and were a loss of $314, a loss of $1,937 and a gain of $301, respectively, for the years ended December 31, 2014, 2013 and 2012. These amounts do not reflect the corresponding gain (loss) from foreign exchange contracts. See Note 7 “Derivatives” regarding foreign exchange contracts.

Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and also for operating loss and tax credit carry forwards. On a quarterly basis, the Company evaluates both the positive and negative evidence that affects the realizability of net deferred tax assets and assesses the need for a valuation allowance. The future benefit to be derived from its deferred tax assets is dependent upon its ability to generate sufficient future taxable income in each jurisdiction of the right type to realize the assets. The Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. To the extent the Company establishes a valuation allowance an expense will be recorded as a component of the provision for income taxes on the statement of operations. During 2012, the Company increased its valuation allowance by $1,022 primarily related to an increase in state tax credit carry forwards as management determined it is more likely than not that the deferred tax assets related to these attributes will not be realized. As a result, the valuation allowance was $27,497 at December 31, 2012. During 2013, the Company decreased its valuation allowance by $395 primarily related to the expiration of U.S. capital loss carry forwards. As a result, the valuation allowance was $27,102 at December 31, 2013. During 2014, the Company decreased its valuation allowance by $339 primarily related to the effective settlement of a foreign tax audit. As a result, the valuation allowance was $26,763 at December 31, 2014.

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

In August 2014, the Financial Accounting Standards Board issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, and for annual and interim periods thereafter. This ASU is not expected to have an impact on the Company’s financial statements or disclosures.

5)	Investments

The fair value of short-term investments with maturities or estimated lives of less than one year consists of the following:

	Years Ended December 31,
	2014	2013
Available-for-sale investments:
Time deposits and certificates of deposit	$20,900	$64,989
Bankers acceptance drafts	82	491
Commercial paper	—	53,434
Corporate obligations	24,020	18,351
Municipal bonds	2,099	—
U.S. agency obligations	82,493	162,450

	129,594	299,715
Trading securities:
Mutual funds (1)	—	1,000

	$129,594	$300,715

(1)	The mutual funds are associated with the Company’s supplemental defined contribution retirement obligations.

The fair value of long-term available-for-sale investments with maturities or estimated lives of more than one year consists of the following:

	Years Ended December 31,
	2014	2013
Time deposits and certificates of deposit	$48	$54
Asset-backed securities	75,674	—
Corporate obligations	64,669	—
Municipal bonds	1,254	—
U.S. agency obligations	15,556	60,351

	$157,201	$60,405

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

The following table shows the gross unrealized gains and (losses) aggregated by investment category for short-term and long-term available-for-sale investments:

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
As of December 31, 2014:
Short-term investments:
Available-for-sale investments:
Time deposits and certificates of deposit	$20,901	$—	$(1)	$20,900
Bankers acceptance drafts	82	—	—	82
Corporate obligations	24,029	2	(11)	24,020
Municipal bonds	2,100	—	(1)	2,099
U.S. agency obligations	82,488	14	(9)	82,493

	$129,600	$16	$(22)	$129,594

Long-term investments:
Time deposits	$48	$—	$—	$48
Asset-backed securities	75,778	5	(109)	75,674
Corporate obligations	64,842	1	(174)	64,669
Municipal bonds	1,258	—	(4)	1,254
U.S. agency obligations	15,563	2	(9)	15,556

	$157,489	$8	$(296)	$157,201

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
As of December 31, 2013:
Short-term investments:
Available-for-sale investments:
Time deposits and certificates of deposit	$64,983	$10	$(4)	$64,989
Bankers acceptance drafts	491	—	—	491
Commercial paper	53,429	5	—	53,434
Corporate obligations	18,360	—	(9)	18,351
U.S. agency obligations	162,430	22	(2)	162,450

	$299,693	$37	$(15)	$299,715

Long-term investments:
Time deposits and certificates of deposit	$54	$—	$—	$54
U.S. agency obligations	60,374	9	(32)	60,351

	$60,428	$9	$(32)	$60,405

Interest income is accrued as earned. Dividend income is recognized as income on the date the stock trades “ex-dividend.” The cost of marketable securities sold is determined by the specific identification method and realized gains or losses are reflected in income and was not material in 2014, 2013 and 2012.

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

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2014, are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$129,092	$129,092	$—	$—
Bankers acceptance drafts	131	—	131	—
Corporate obligations	700	—	700	—
Available-for-sale securities:
Time deposits and certificates of deposit	20,948	—	20,948	—
Asset-backed securities	75,674	—	75,674	—
Bankers acceptance drafts	82	—	82	—
Corporate obligations	88,689	—	88,689	—
Municipal bonds	3,353	—	3,353	—
U.S. agency obligations	98,049	—	98,049	—
Derivatives — currency forward contracts	2,110	—	2,110	—

Total assets	$418,828	$129,092	$289,736	$—

Liabilities:
Derivatives — currency forward contracts	$—	$—	$—	$—

Reported as follows:
Assets:
Cash and cash equivalents (1)	$129,923	$129,092	$831	$—
Short-term investments	129,594	—	129,594	—
Other current assets	2,110	—	2,110	—

	$261,627	$129,092	$132,535	$—

Long-term investments	$157,201	$—	$157,201	$—

Liabilities:
Other current liabilities	$—	$—	$—	$—

(1)	The cash and cash equivalent amounts presented in the table above do not include cash of $167,517 and non-negotiable time deposits of $7,997 as of December 31, 2014.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2013, are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$38,166	$38,166	$—	$—
Time deposits and certificates of deposit	7,050	—	7,050	—
Bankers acceptance drafts	32	—	32	—
Commercial paper	3,350	—	3,350	—
Trading securities:
Mutual funds	1,000	1,000	—	—
Available-for-sale securities:
Time deposits and certificates of deposit	65,043	—	65,043	—
Bankers acceptance drafts	491	—	491	—
Commercial paper	53,434	—	53,434	—
Corporate obligations	18,351	—	18,351	—
U.S. agency obligations	222,801	—	222,801	—
Derivatives — currency forward contracts	920	—	920	—

Total assets	$410,638	$39,166	$371,472	$—

Liabilities:
Derivatives — currency forward contracts	$656	$—	$656	$—

Reported as follows:
Assets:
Cash and cash equivalents (1)	$48,598	$38,166	$10,432	$—
Short-term investments	300,715	1,000	299,715	—
Other current assets	920	—	920	—

	$350,233	$39,166	$311,067	$—

Long-term investments	$60,405	$—	$60,405	$—

Liabilities:
Other current liabilities	$656	$—	$656	$—

(1)	The cash and cash equivalent amounts presented in the table above do not include cash of $234,675 and non-negotiable time deposits of $5,629 as of December 31, 2013.

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

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

Available-For-Sale Investments

As of December 31, 2014, available-for-sale investments consisted of time deposits and drafts denominated in the Euro currency, certificates of deposit, asset-backed securities (which include auto loans, credit card receivables and equipment trust receivables), corporate obligations, U.S. treasury obligations and U.S. agency obligations. As of December 31, 2013, available-for-sale investments consisted of time deposits and drafts denominated in the Euro currency, commercial paper, certificates of deposit, corporate obligations, and U.S. agency obligations.

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

The Company hedges a portion of its forecasted foreign currency denominated intercompany sales of inventory, over a maximum period of eighteen months, using forward foreign exchange contracts accounted for as cash-flow hedges related to Japanese, South Korean, British, Euro and Taiwanese currencies. To the extent these derivatives are effective in off-setting the variability of the hedged cash flows, and otherwise meet the hedge accounting criteria, changes in the derivatives’ fair value are not included in current earnings but are included in OCI in stockholders’ equity. These changes in fair value will subsequently be reclassified into earnings, as applicable, when the forecasted transaction occurs. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period it occurs. The cash flows resulting from forward exchange contracts are classified in the consolidated statements of cash flows as part of cash flows from operating activities. The Company does not enter into derivative instruments for trading or speculative purposes.

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

As of December 31, 2014 and 2013, the Company had outstanding forward foreign exchange contracts with gross notional values of $28,650 and $21,018, respectively. The following tables provide a summary of the primary net hedging positions and corresponding fair values held as of December 31, 2014 and 2013:

	December 31, 2014
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value (1)
U.S. Dollar/Japanese Yen	$8,035	$1,107
U.S. Dollar/South Korean Won	12,512	372
U.S. Dollar/Euro	2,060	185
U.S. Dollar/U.K. Pound Sterling	1,308	70
U.S. Dollar/Taiwan Dollar	4,735	232

Total	$28,650	$1,966

	December 31, 2013
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value (1)
U.S. Dollar/Japanese Yen	$7,191	$920
U.S. Dollar/South Korean Won	9,254	(521)
U.S. Dollar/Euro	2,806	(85)
U.S. Dollar/U.K. Pound Sterling	1,767	(50)

Total	$21,018	$264

The following table provides a summary of the fair value amounts of the Company’s derivative instruments:

	Years Ended December 31,
Derivatives Designated as Hedging Instruments	2014	2013
Derivative assets:
Forward exchange contracts	$1,966	$920
Derivative liabilities:
Forward exchange contracts	—	(656)

Total net derivative asset designated as hedging instruments (1)	$1,966	$264

(1)

The derivative asset of $1,966 is classified in other current assets in the consolidated balance sheet as of December 31, 2014. The derivative asset of $920 and derivative liability of $(656) are classified in other current assets and other current liabilities, respectively, in the consolidated balance sheet as of December 31, 2013.

The net amount of existing gains as of December 31, 2014 that is expected to be reclassified from OCI into earnings within the next twelve months is immaterial.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

The following table provides a summary of the (losses) gains on derivatives designated as hedging instruments:

	Years Ended December 31,
Derivatives Designated as Cash Flow Hedging Relationships	2014	2013	2012
Forward exchange contracts:
Net (loss) gain recognized in OCI (1)	$(984)	$(48)	$936
Net (loss) gain reclassified from OCI into income (2)	$(160)	$1,086	$(930)

(1)	Net change in the fair value of the effective portion classified in OCI.

(2)	Effective portion classified as cost of products in 2014 and 2013 and selling, general and administrative in 2012.

The following table provides a summary of gains (losses) on derivatives not designated as hedging instruments:

	Years Ended December 31,
Derivatives Not Designated as Hedging Instruments	2014	2013	2012
Forward exchange contracts:
Net gain (loss) recognized in income (1)	$101	$(215)	$(1,606)

(1)

The Company enters into foreign exchange contracts to hedge against changes in the balance sheet, including accounts receivable and intercompany loans, for certain subsidiaries. These derivatives are not designated as hedging instruments.

8)	Inventories

Inventories consist of the following:

	Years Ended December 31,
	2014	2013
Raw material	$81,121	$75,687
Work-in-process	26,604	24,304
Finished goods	47,444	42,736

	$155,169	$142,727

Inventory related excess and obsolete charges of $12,131, $21,671 and $15,028 were recorded in cost of products in the years ended December 31, 2014, 2013 and 2012, respectively. Included in excess and obsolete charges for 2013 was $6,423 of special charges for obsolete inventory related to a unique product in a solar application as a result of slowing market conditions, which provided uncertainty as to the net realizable value of this inventory.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

9)	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	Years Ended December 31,
	2014	2013
Land	$8,650	$9,225
Buildings	66,885	68,569
Machinery and equipment	122,720	116,475
Furniture and fixtures, office equipment and software	59,972	59,068
Leasehold improvements	21,353	20,590
Construction in progress	3,647	3,702

	283,227	277,629
Less: accumulated depreciation	210,451	200,093

	$72,776	$77,536

Depreciation of property, plant and equipment totaled $15,569, $14,964 and $13,406 for the years ended 2014, 2013 and 2012, respectively.

10)	Acquisitions

Granville-Phillips

On May 30, 2014, the Company acquired Granville-Phillips (“GP”), a division of Brooks Automation, Inc. (“Brooks”), for $87,000, which included $86,950 in cash and $50 in contingent consideration. MKS will pay contingent consideration if it does not cease use of certain of Brooks’ administrative services by a pre-defined date in accordance with a transition services agreement. GP is a leading global provider of vacuum measurement and control instruments to the semiconductor, thin film and general industrial markets. The Company believes that the amount of goodwill relative to identifiable intangible assets relates to several factors, including: a well-regarded leader in indirect vacuum gauges, a premium brand, an excellent reputation for quality, reliability and performance and an assembled workforce. The acquisition aligns with the Company’s current strategy to grow its semiconductor business, while diversifying into other high growth advanced markets.

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

Customer relationships	$21,250	7 years
Trademark and trade names	1,900	12 years
Developed technology	15,700	9-12 years

	$38,850

This transaction resulted in an amount of purchase price that exceeded the estimated fair value of tangible and intangible assets, which was allocated to goodwill. The Company believes that the amount of goodwill relative to identifiable intangible assets relates to several factors including: (1) potential buyer-specific synergies related to market opportunities for a combined product offering; (2) potential to leverage the Company’s sales force and intellectual property to attract new customers and revenue and (3) potential to strengthen the Company’s position in the vacuum gauge market.

The results of this acquisition were included in the Company’s consolidated operations beginning on May 30, 2014. The pro forma consolidated statements reflecting the operating results of GP, had it been acquired as of January 1, 2013, would not differ materially from the operating results of the Company as reported for the year ended December 31, 2014. GP is included in the Company’s Instruments, Control and Vacuum Products group and the Advanced Manufacturing Capital Equipment reportable segment.

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

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition:

Current assets	$1,053
Property and equipment	211
Intangible assets	2,806
Goodwill	381
Other assets	67

Total assets acquired	$4,518

Debt (Note 15)	770
Deferred taxes and other liabilities	1,301

Total liabilities assumed	$2,071
Total purchase price	$2,447
Cash acquired	(21)

Total purchase price, net of cash acquired	$2,426

The intangible assets associated with the acquisition are not deductible for tax purposes. The following table reflects the allocation of the acquired intangible assets and related estimates of useful lives. These acquired intangibles will be amortized on a straight-line basis.

Current developed technology	$2,208	9 year useful life
Trademarks and trade names	598	3 year useful life

	$2,806

The results of this acquisition were included in the Company’s consolidated operations beginning on March 12, 2013. The pro forma consolidated statements reflecting the operating results of Alter, had it been acquired as of January 1, 2012, would not differ materially from the operating results of the Company as reported for the year ended December 31, 2013. Alter is included in the Company’s Power and Reactive Gas Products group and the Advanced Manufacturing Capital Equipment reportable segment.

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

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

11)	Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill and accumulated impairment losses were as follows:

	2014			2013
	Gross Carrying Amount	Accumulated Impairment Loss	Net	Gross Carrying Amount	Accumulated Impairment Loss	Net
Beginning balance at January 1	$290,323	$(139,414)	$150,909	$290,147	$(139,414)	$150,733
Acquired goodwill(1)	41,993	—	41,993	—	—	—
Foreign currency translation	(521)	—	(521)	176	—	176

Ending balance at December 31	$331,795	$(139,414)	$192,381	$290,323	$(139,414)	$150,909

(1)

During the second quarter of 2014, the Company recorded $41,612 of goodwill related to the May 30, 2014 GP acquisition. During the first quarter of 2014, the Company recorded a purchase accounting adjustment for $381 related to the March 12, 2013 purchase of Alter S.r.l.

Goodwill associated with each the Company’s reportable segments is as follows:

	Years Ended December 31,
	2014	2013
Reportable segment:
Advanced Manufacturing Capital Equipment	$184,234	$142,065
Analytical Solutions Group	8,668	8,668
Europe Region Sales & Service	—	—
Asia Region Sales & Service	—	—
Foreign currency translation	(521)	176

Total goodwill	$192,381	$150,909

Intangible Assets

The Company is required to test certain long-lived assets when indicators of impairment are present. For the purposes of the impairment test, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. There were no intangible asset impairment charges in 2014, 2013 or 2012.

Components of the Company’s acquired intangible assets are comprised of the following:

As of December 31, 2014	Gross	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology(1)	$100,380	$(79,875)	$135	$20,640
Customer relationships(1)	35,821	(12,634)	280	23,467
Patents, trademarks, trade names and other(1)	27,536	(25,290)	36	2,282

	$163,737	$(117,799)	$451	$46,389

(1)

During 2014 the Company recorded $38,850 of separately identified intangible assets relating to the May 30, 2014 GP acquisition, of which $15,700 was completed technology, $21,250 was customer relationships and $1,900 was trademarks and trade names.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

As of December 31, 2013	Gross	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology(1)	$84,680	$(78,072)	$519	$7,127
Customer relationships	14,571	(9,831)	454	5,194
Patents, trademarks, trade names and other (1)	25,636	(24,951)	84	769

	$124,887	$(112,854)	$1,057	$13,090

(1)

During 2013, the Company purchased $268 of net assets of which $388 was completed technology. In March 2013, the Company purchased Alter for $2,426, net of cash acquired. The Company recorded $2,806 of separately identified intangible assets, of which $2,208 was completed technology and $598 was trademarks and trade names.

Aggregate amortization expense related to acquired intangible assets for the years 2014, 2013 and 2012 was $4,945, $2,139 and $1,036, respectively. Aggregate amortization expense related to acquired intangible assets for future years is:

Year	Amount
2015	$6,451
2016	6,226
2017	6,173
2018	6,164
2019	6,121
Thereafter	15,254

12)	Other Assets

	Years Ended December 31,
	2014	2013
Other Current Assets:
Income tax receivable	$10,322	$39
Other	17,190	16,676

Total other current assets	$27,512	$16,715

Other Assets:
Deferred tax assets, net	$7,202	$9,208
Long-term income tax receivable	8,092	20,516
Other	1,912	2,123

Total other assets	$17,206	$31,847

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

13)	Other Liabilities

	Years Ended December 31,
	2014	2013
Other Current Liabilities:
Product warranties	$6,266	$6,956
Deferred revenue	8,283	5,556
Other	21,240	21,730

Total other current liabilities	$35,789	$34,242

Other Liabilities:
Long-term income tax payable	$20,203	$46,745
Accrued compensation	12,068	9,646
Other	6,324	6,682

Total other liabilities	$38,595	$63,073

14)	Product Warranties

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

Product warranty activities were as follows:

	Years Ended December 31,
	2014	2013
Beginning balance	$6,956	$8,266
Provisions for product warranties	2,713	2,755
Direct charges to warranty liability	(3,271)	(3,987)
Foreign currency translation	(132)	(78)

Ending balance	$6,266	$6,956

15)	Debt

Credit Agreements and Short-Term Borrowings

The Company’s Japanese subsidiary has lines of credit and short-term borrowing arrangements with two financial institutions which generally expire and are renewed at three month intervals. The lines of credit provided for aggregate borrowings as of December 31, 2014 of up to an equivalent of $19,250 U.S. dollars. One of the borrowing arrangements has an interest rate based on the Tokyo Interbank Offer Rate at the time of borrowing and the other has an interest rate based on the Japanese Short-term Prime Lending Rate. There were no borrowings outstanding under these arrangements at December 31, 2014 and 2013.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

The Company also had various lines of credit and short and long-term borrowing arrangements as a result of its acquisitions of Plasmart in 2012 and Alter in March 2013. All of these lines of credit and borrowing arrangements were paid off and terminated in 2013. There were no outstanding balances at December 31, 2013.

16)	Income Taxes

A reconciliation of the Company’s effective tax rate to the U.S. federal statutory rate is as follows:

	Years Ended December 31,
	2014	2013	2012
U.S. Federal income tax statutory rate	35.0%	35.0%	35.0%
Federal tax credits	(1.0)	(1.8)	—
State income taxes, net of federal benefit	2.0	1.3	1.3
Effect of foreign operations taxed at various rates	(7.3)	0.3	(2.6)
Qualified production activity tax benefit	(1.8)	(1.4)	(0.5)
Deferred tax asset valuation allowance	(0.5)	(0.7)	1.4
Release of income tax reserves (including interest)	(10.7)	—	—
Foreign tax credits in excess of taxes on foreign dividends	(1.0)	—	—
Income tax charges on accumulated foreign earnings	—	10.9	—
Tax benefit related to reinstatement of tax incentives	—	(4.0)	—
Other	0.4	0.1	1.5

	15.1%	39.7%	36.1%

The components of income from continuing operations before income taxes and the related provision for income taxes consist of the following:

	Years Ended December 31,
	2014	2013	2012
Income from continuing operations before income taxes:
United States	$86,015	$29,546	$28,652
Foreign	50,378	29,755	46,484

	$136,393	$59,301	$75,136

Current taxes:
United States	$8,361	$11,338	$14,745
State	1,124	1,159	783
Foreign	5,866	14,117	7,760

	15,351	26,614	23,288
Deferred taxes:
United States	8,908	(1,730)	2,019
State and Foreign	(3,644)	(1,359)	1,800

	5,264	(3,089)	3,819

Provision for income taxes	$20,615	$23,525	$27,107

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

The significant components of the deferred tax assets and deferred tax liabilities are as follows:

	Years Ended December 31,
	2014	2013
Deferred tax assets:
Loss carry-forwards and credits	$30,523	$28,138
Inventory and warranty reserves	15,015	10,890
Accounts receivable and other accruals	2,726	2,615
Stock-based compensation	3,255	3,581
Executive supplemental retirement benefits	3,321	8,026
Other	—	63

Total deferred tax assets	$54,840	$53,313

Deferred tax liabilities:
Acquired intangible assets	(2,833)	(2,782)
Depreciation and amortization	(6,537)	(5,085)
Other	(2,002)	(1,202)

Total deferred tax liabilities	(11,372)	(9,069)

Valuation allowance	(26,763)	(27,102)

Net deferred tax assets	$16,705	$17,142

At December 31, 2014, the Company had gross Massachusetts research and other tax credit carry forwards of $8,762. These credit carry forwards will expire at various dates through 2028. In addition, at December 31, 2014, the Company had U.S. federal capital loss carry forwards of $59,275 that will expire in 2015.

The Company recorded the benefit of a previously unavailable German net operating loss in 2014 as a result of a change in tax status of a German subsidiary. Starting in 2015, the Company will be able to utilize the net operating loss against the profits of the German subsidiary. The German net operating loss is approximately $9,869 and can be carried forward indefinitely.

Although the Company believes that its tax positions are consistent with applicable U.S. federal, state and international laws, it maintains certain tax reserves at December 31, 2014 in the event its tax positions were to be challenged by the applicable tax authority and additional tax assessed on audit.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Years Ended December 31,
	2014	2013	2012
Balance at beginning of year	$47,684	$40,674	$36,540
Decreases for prior years	(13)	—	—
Increases for the current year	550	7,308	4,134
Reductions related to settlements with taxing authorities	(18,235)	—	—
Reductions related to expiration of statute of limitations	(10,376)	(298)	—

Balance at end of year	$19,610	$47,684	$40,674

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

At December 31, 2014, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was $19,610. The net decrease from December 31, 2013 was primarily attributable to current year releases in reserves for existing uncertain tax positions. At December 31, 2014, excluding interest and penalties, there are $11,533 of net unrecognized tax benefits that, if recognized, would affect the Company’s annual effective tax rate. In 2014, the Company recorded a net benefit to income tax expense of $13,380, excluding interest and penalties, due to the release of income tax reserves related to the expiration of the statute of limitations for a previously open tax year and the effective settlement of a U.S. and foreign income tax audit.

The Company accrues interest and, if applicable, penalties for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. At December 31, 2014, 2013 and 2012, the Company had accrued interest on unrecognized tax benefits of approximately $578, $2,159 and $1,571, respectively.

Over the next 12 months it is reasonably possible that the Company may recognize approximately $134 of previously net unrecognized tax benefits related to various U.S. federal, state and foreign tax positions primarily as a result of the expiration of certain statutes of limitations. The Company is subject to examination by U.S. federal, state and foreign tax authorities. The United States Internal Revenue Service commenced an examination of the Company’s U.S. federal tax filings for open tax years 2007 through 2009 during the quarter ended June 30, 2012. This audit was effectively settled in the fourth quarter upon the receipt of an audit approval letter from the Joint Committee on Taxation. Due to the consents to extend the statute of limitation executed by the Company during the audit, the U.S. statue of limitations remains open for tax years 2007 through 2009 until December 31, 2015. The Company was notified of an audit of its U.S. federal tax filings for tax years 2011 through 2013 on February 3, 2015. The U.S. statute of limitations remains open between tax years 2011 through present. The statute of limitations for the Company’s tax filings in other jurisdictions varies between fiscal years 2008 through present.

On a quarterly basis, the Company evaluates both positive and negative evidence that affects the realizability of net deferred tax assets and assesses the need for a valuation allowance. The future benefit to be derived from its deferred tax assets is dependent upon its ability to generate sufficient future taxable income to realize the assets. During 2014, the Company decreased its valuation allowance by $339 primarily related to the effective settlement of a foreign tax audit. During 2013, the Company decreased its valuation allowance by $395 primarily related to the expiration of U.S. capital loss carry forwards. In 2012, the Company increased its valuation allowance by $1,022 primarily related to an increase in state tax credit carry forwards because the Company determined it is more likely than not that the deferred tax assets related to these attributes will not be realized.

Through December 31, 2014, the Company has not provided deferred income taxes on the undistributed earnings of its foreign subsidiaries because such earnings were intended to be permanently reinvested outside the U.S. Determination of the potential deferred income tax liability on these undistributed earnings is not practicable because such liability, if any, is dependent on circumstances existing and tax planning choices available when remittance occurs. At December 31, 2014, the Company had approximately $471,155 of undistributed earnings in its foreign subsidiaries which are considered to be indefinitely reinvested.

The Company’s Israeli subsidiary elected to be treated under a preferential Israeli tax regime under which a reduced tax rate of 10% applied for 2012, was reduced to 7% for 2013, and increased to 9% for 2014 for a portion of its taxable income. The Company’s other operations in Israel are also taxed at a preferential rate under the tax regime at 16%. The Company’s Israeli subsidiary effectively settled an examination for tax years 2009 through 2011 during the quarter ended March 31, 2014.

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

During 2014, the Company repurchased 727,912 shares of its Common Stock for $20,809 at an average price of $28.59 per share. During 2013, the Company repurchased 107,000 shares of its Common Stock for $2,875 at an average price of $26.87 per share.

Dividends

Holders of the Company’s Common Stock are entitled to receive dividends when and if they are declared by the Company’s board of directors. During 2014, the board of directors authorized one quarterly dividend of $0.16 per share and three quarterly dividends of $0.165 per share which totaled $34,851. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of the Company’s board of directors.

On February 9, 2015, the Company’s board of directors declared a quarterly cash dividend of $0.165 per share to be paid on March 13, 2015 to shareholders of record as of March 2, 2015.

18)	Stock-Based Compensation

Employee Stock Purchase Plans

The Company’s Fourth Restated 1999 Employee Stock Purchase Plan (the “Purchase Plan”) authorized the issuance of up to an aggregate of 1,950,000 shares of Common Stock to participating employees. Offerings under the Purchase Plan commenced on June 1 and December 1 and terminated, respectively, on November 30 and May 31. Under the Purchase Plan, eligible employees purchased shares of Common Stock through payroll deductions of up to 10% of their compensation or up to an annual maximum amount of $21,250. The price at which an employee’s purchase option was exercised was the lower of (1) 85% of the closing price of the Common Stock on the NASDAQ Global Select Market on the day that each offering commenced, or (2) 85% of the closing price on the day that each offering terminates. During 2014 and 2013, the Company issued 69,474 and 138,674 shares, respectively, of Common Stock to employees who participated in the Purchase Plan at an exercise price of $24.52 per share in 2014 and $20.42 and $23.96 per share in 2013. As of June 1, 2014, the Purchase Plan was replaced by the 2014 Employee Stock Purchase Plan (the “2014 ESPP Plan”).

The Company’s Third Amended and Restated International Employee Stock Purchase Plan (the “Foreign Purchase Plan”) authorized the issuance of up to an aggregate of 400,000 shares of Common Stock to participating employees. Offerings under the Foreign Purchase Plan commenced on June 1 and December 1 and terminated, respectively, on November 30 and May 31. Under the Foreign Purchase Plan, eligible employees purchased shares of Common Stock through payroll deductions of up to 10% of their compensation or up to an annual maximum amount of $21,250. The price at which an employee’s purchase option was exercised was the lower of (1) 85% of the closing price of the Common Stock on the NASDAQ Global Select Market on the day that each offering commenced, or (2) 85% of the closing price on the day that each offering terminated. During

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

2014 and 2013, the Company issued 20,053 and 33,929 shares, respectively, of Common Stock to employees who participated in the Foreign Purchase Plan at exercise prices of $24.52 per share in 2014 and $20.42 and $23.96 per share in 2013. As of June 1, 2014, the Foreign Purchase Plan was replaced by the 2014 ESPP Plan.

The 2014 ESPP Plan was adopted by the Board of Directors on February 10, 2014 and approved by the Company’s stockholders on May 5, 2014. The 2014 ESPP Plan authorizes the issuance of up to an aggregate of 2,500,000 shares of Common Stock to participating employees. Offerings under the 2014 ESPP Plan commence on June 1 and December 1 and terminate, respectively, on November 30 and May 31. Under the 2014 ESPP Plan, eligible employees may purchase shares of Common Stock through payroll deductions of up to 10% of their compensation or up to an annual maximum amount of $21,250. The price at which an employee’s purchase option is exercised is the lower of (1) 85% of the closing price of the Common Stock on the NASDAQ Global Select Market on the day that each offering commences, or (2) 85% of the closing price on the day that each offering terminates. During 2014, the Company issued 82,481 shares of Common Stock to employees who participated in the 2014 ESPP Plan at an exercise price of $24.33 per share. As of December 31, 2014, there were 2,417,519 shares reserved for future issuance under the 2014 ESPP Plan.

Equity Incentive Plans

The Company has granted options to employees under the 2004 Stock Incentive Plan (the “2004 Plan”) and the Second Restated 1995 Stock Incentive Plan (the “1995 Plan”), and to directors under the 1997 Director Stock Plan (the “1997 Director Plan”); the Company has also granted restricted stock units (“RSUs”) to employees and directors under the 2004 Plan and the 2014 Stock Incentive Plan (the “2014 Plan”) and together with the 2004 Plan, the 1995 Plan, and the 1997 Director Plan, (the “Plans”). The Plans are administered by the Compensation Committee of the Company’s Board of Directors.

The Plans are intended to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. Employees may be granted RSUs, options to purchase shares of the Company’s stock and other equity incentives under the Plans.

The Company’s 2014 Plan was adopted by the Board of Directors on February 10, 2014 and approved by the Company’s stockholders on May 5, 2014. Up to 18,000,000 shares of Common Stock (subject to adjustment in the event of stock splits and other similar events) may be issued pursuant to awards granted under the 2014 Plan. The Company may grant options, RSUs, restricted stock appreciation rights and other stock-based awards to employees, officers, directors, consultants and advisors under the 2014 Plan. Any full-value awards granted under the 2014 Plan will be counted against the shares reserved for issuance under the 2014 Plan as 2.4 shares for each share of Common Stock subject to such award and any award granted under the 2014 Plan that is not a full-value award (including, without limitation, any option or SAR) will be counted against the shares reserved for issuance under the plan as one share for each one share of Common Stock subject to such award. “full-value award” means any RSU, or other stock-based award with a per share price or per unit purchase price lower than 100% of fair market value on the date of grant. To the extent a share that was subject to an award that counted as one share is returned to the 2014 Plan, each applicable share reserve will be credited with one share. To the extent that a share that was subject to an award that counts as 2.4 shares is returned to the 2014 Plan, each applicable share reserve will be credited with 2.4 shares. As of December 31, 2014, there were 17,876,234 shares reserved for future issuance under the 2014 Plan.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

The Company’s 2004 Plan expired in March 2014 and no further awards may be granted under the 2004 Plan, although there are still outstanding options which may be exercised and outstanding RSUs which may vest under the 2004 Plan.

The Company’s 1995 Plan expired in November 2005 and no further awards may be granted under the 1995 Plan, although there are still outstanding options which may be exercised under the 1995 Plan.

The Company’s 1997 Director Plan expired in February 2007 and no further awards may be granted under the 1997 Director Plan, although there are still outstanding options which may be exercised under the 1997 Director Plan.

Stock options are granted at an exercise price equal to 100% of the fair value of the Company’s Common Stock on the date of grant. Generally, stock options granted to employees under the 1995 Plan and the 2004 Plan from 2001 to 2006, vested 25% after one year and 6.25% per quarter thereafter, and expired 10 years after the grant date. Options granted to directors generally vested at the earliest of (1) one day prior to the next annual meeting, (2) 13 months from the date of grant, or (3) the effective date of an acquisition. All outstanding stock options were fully vested as of December 31, 2014. RSUs granted to employees in 2014 and 2013 generally vest 33.3% per year on the anniversary of the date of grant. RSUs granted to employees in 2010, generally vest three years from the date of grant. RSUs granted to employees who are at least 60 years old and have a combined years of age plus Years of Service (as defined in the applicable RSU agreement) equal to 70 years or more are expensed immediately. RSUs granted to directors generally vest at the earliest of (1) one day prior to the next annual meeting, (2) 13 months from date of grant, or (3) the effective date of an acquisition. Certain RSUs are subject to performance conditions (“performance shares”) under the Company’s 2004 Plan and 2014 Plan. Such performance shares are available, subject to time-based vesting conditions, if, and to the extent that, financial or operational performance criteria for the applicable period are achieved. Accordingly, the number of performance shares earned will vary based on the level of achievement of financial or operational performance objectives for the applicable period.

The following table presents the activity for RSUs under the Plans:

	Year Ended December 31, 2014
	Non-vested RSUs	Weighted Average Grant Date Fair Value
Non-vested RSUs — beginning of period	732,034	$28.08
Granted	442,836	$29.44
Vested	(375,354)	$28.53
Forfeited or expired	(82,802)	$28.24

Non-vested RSUs — end of period	716,714	$28.67

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

The following table presents the activity for options under the Plans:

	Year Ended December 31, 2014
	Options	Weighted Average Exercise Price
Outstanding — beginning of period	135,733	$20.88
Exercised	(83,336)	$19.26
Forfeited or expired	(22,173)	$28.64

Outstanding — end of period	30,224	$19.67

Exercisable at end of period	30,224	$19.67

The following table summarizes information with respect to options outstanding and exercisable under the Plans at December 31, 2014:

Range of Exercise Prices	Options Outstanding and Exercisable
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)
$15.84 – $24.35	30,224	$19.67	0.85	$511,728

The weighted average remaining contractual life of options exercisable was 0.85 years at December 31, 2014.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $36.60 as of December 31, 2014, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2014 was 30,224.

The total cash received from employees as a result of employee stock option exercises during the years 2014 and 2013 were approximately $1,605 and $1,869, respectively. In connection with these exercises, the tax benefit realized by the Company for the years 2014 and 2013 was approximately $175 and $94, respectively.

The Company settles employee stock option exercises and restricted stock unit vesting with newly issued common shares.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

Stock-Based Compensation Expense

The Company recognized the full impact of its share-based payment plans in the consolidated statements of operations and comprehensive income for the years 2014, 2013 and 2012. As of December 31, 2014 and 2013, the Company capitalized $471 of such cost on its consolidated balance sheet. The following table reflects the effect of recording stock-based compensation for the years 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
Stock-based compensation expense by type of award:
Restricted stock units	$10,203	$12,982	$11,836
Employee stock purchase plan	1,112	1,010	1,195

Total stock-based compensation	11,315	13,992	13,031
Tax effect on stock-based compensation	(331)	(495)	(1,862)

Net effect on net income	$10,984	$13,497	$11,169

Effect on net earnings per share:
Basic	$0.21	$0.25	$0.21

Diluted	$0.21	$0.25	$0.21

The pre-tax effect within the consolidated statements of operations and comprehensive income of recording stock-based compensation for the years 2014, 2013 and 2012 was as follows:

	Years Ended December 31,
	2014	2013	2012
Cost of revenues	$1,960	$2,038	$1,867
Research and development expense	1,659	1,902	2,278
Selling, general and administrative expense	7,696	10,052	8,886

Total pre-tax stock-based compensation expense	$11,315	$13,992	$13,031

Valuation Assumptions

The Company determines the fair value of restricted stock units based on the closing market price of the Company’s Common Stock on the date of the award, and estimates the fair value of stock options and employee stock purchase plan rights using the Black-Scholes valuation model. Such values are recognized as expense on a straight-line basis over the requisite service periods, net of estimated forfeitures except for retirement eligible employees in which the Company expenses the fair value of the grant in the period the grant is issued. The estimation of stock-based awards that will ultimately vest requires significant judgment. The Company considers many factors when estimating expected forfeitures, including types of awards and historical experience. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

The Company did not grant options during 2014, 2013 and 2012. The total intrinsic value of options exercised during 2014, 2013 and 2012 was approximately $958, $684 and $1,228, respectively.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

The weighted average fair value per share of employee stock purchase plan rights granted in 2014, 2013 and 2012 was $6.37, $5.76 and $7.24, respectively. The fair value of the employees’ purchase plan rights was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2014	2013	2012
Employee stock purchase plan rights:
Expected life (years)	0.5	0.5	0.5
Risk-free interest rate	0.1%	0.1%	0.1%
Expected volatility	26.4%	27.7%	32.2%
Expected annual dividends per share	$0.655	$0.64	$0.62

Expected volatilities for 2014, 2013 and 2012 are based on a combination of implied and historical volatilities of the Company’s Common Stock; the expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The total intrinsic value of options exercised and the total fair value of options vested during 2014, 2013 and 2012 was approximately $12,106, $19,221 and $16,498, respectively. As of December 31, 2014, the unrecognized compensation cost related to restricted stock units was approximately $11,618, and will be recognized over an estimated weighted average amortization period of 1.27 years.

19)	Employee Benefit Plans

The Company has a 401(k) profit-sharing plan for U.S. employees meeting certain requirements in which eligible employees may contribute between 1% and 50% of their annual compensation to this plan, and, with respect to employees who are age 50 and older, certain specified additional amounts, limited by an annual maximum amount determined by the Internal Revenue Service. The Company, at its discretion, may provide a matching contribution of 50% of each participant’s contributions up to 6% of eligible salary. At the discretion of the board of directors, the Company may also make additional contributions for the benefit of all eligible employees. The Company’s contributions were $2,484, $2,334 and $2,245 for 2014, 2013 and 2012, respectively.

The Company has one foreign defined benefit plan which is frozen for Company contributions. The total accrual and projected benefit obligation is not material for this plan.

The Company maintains a bonus plan which provides cash awards to key employees, at the discretion of the compensation committee of the board of directors, based upon operating results and employee performance. In addition, its foreign locations also have various bonus plans based upon local operating results and employee performance. The total bonus expense was $14,434, $16,006 and $8,855 for 2014, 2013 and 2012, respectively.

The Company provides supplemental retirement benefits for one of its current executive officers and a number of former retired executives. The total cost of these benefits was $2,258, $4,988 and $3,454 for 2014, 2013 and 2012, respectively. The accumulated benefit obligation was $8,941 at December 31, 2014 which was included in other long-term liabilities. The accumulated benefit obligation was $21,403 at December 31, 2013, of which $14,517 was included in other current liabilities and $6,886 was included in other long-term liabilities.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

In the fourth quarter of 2013, the Company’s Chief Executive Officer (“CEO”) retired. In June 2014, the Company made a payment of $13,921 including interest to its former CEO related to these accrued supplemental retirement benefits.

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

The following is a reconciliation of basic to diluted net income per share:

	Years Ended December 31,
	2014	2013	2012
Numerator:
Net income	$115,778	$35,776	$48,029

Denominator:
Shares used in net income per common share — basic	53,232,000	53,061,000	52,686,000
Effect of dilutive securities:
Stock options, restricted stock and employee stock purchase plan	283,000	420,000	548,000

Shares used in net income per common share — diluted	53,515,000	53,481,000	53,234,000

Net income per common share:
Basic	$2.17	$0.67	$0.91
Diluted	$2.16	$0.67	$0.90

As of December 31, 2014, 2013 and 2012, stock options and restricted stock units relating to an aggregate of approximately 747,000, 868,000 and 1,198,000 shares, respectively, were outstanding. In 2014, 2013 and 2012, the potential dilutive effect of 600, 83,000 and 204,000 weighted average shares, respectively, of stock options were excluded from the computation of diluted weighted-average shares outstanding as the shares would have an anti-dilutive effect on EPS.

21)	Business Segment, Geographic Area, Product and Significant Customer Information

The Company develops, manufactures, sells and services products that measure, control, power and monitor critical parameters of advanced manufacturing processes. The Company’s Chief Operating Decision Maker (“CODM”) utilizes consolidated financial information to make decisions about allocating resources and assessing performance for the entire Company. In addition, certain disaggregated financial information is also provided to the CODM. Based upon the information provided to the CODM, the Company has determined it has nine operating segments and four reportable segments.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

The nine operating segments are PFMC Products, Controls Products, ASTeX Products, Granville-Phillips Products, ENI Products, HPS Products (Vacuum Products), Analytical Solutions Group, Europe Region Sales & Service and Asia Region Sales & Service.

PFMC Products, Controls Products, ASTeX Products, Granville-Phillips Products, ENI Products and HPS Products comprise a single reportable segment due to the similarities of the segments. This reportable segment, Advanced Manufacturing Capital Equipment, includes the development, manufacturing, sales and servicing of instruments and control products, power and reactive gas products and vacuum products, all of which are utilized in semiconductor processing and other similar advanced manufacturing processes. Sales in this segment include both external sales and intercompany sales (which are stated at agreed upon transfer prices). External sales of these products made in Europe or Asia are reported as sales in the Europe Region Sales & Service or Asia Region Sales & Service segments.

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

The following is net revenues by reportable segment:

	Years Ended December 31,
	2014	2013	2012
Advanced Manufacturing Capital Equipment	$639,623	$526,027	$479,751
Analytical Solutions Group	61,161	56,324	62,765
Europe Region Sales & Service(1)	55,115	48,518	51,440
Asia Region Sales & Service(1)	240,772	218,048	229,731
Corporate, Eliminations and Other	(215,802)	(179,497)	(180,179)

	$780,869	$669,420	$643,508

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

The following is a reconciliation of segment gross profit to consolidated net income:

	Years Ended December 31,
	2014	2013	2012
Gross profit by reportable segment:
Advanced Manufacturing Capital Equipment	260,669	187,685	171,308
Analytical Solutions Group	30,787	29,431	32,741
Europe Region Sales & Service(1)	15,467	13,600	15,156
Asia Region Sales & Service(1)	40,717	42,948	36,962
Corporate, Eliminations and Other	(9,874)	(7,090)	13,312

Total gross profit by reportable segment	337,766	266,574	269,479
Operating expenses:
Research and development	62,888	63,570	60,118
Selling, general and administrative	131,828	142,014	127,185
Litigation	—	—	5,316
Insurance reimbursement	—	(1,071)	—
Acquisition costs	499	171	1,258
Restructuring	2,464	1,364	343
Amortization of intangible assets	4,945	2,139	1,036

Income from operations	135,142	58,387	74,223
Net interest income	1,251	914	913

Income before income taxes	136,393	59,301	75,136
Provision for income taxes	20,615	23,525	27,107

Net income	$115,778	$35,776	$48,029

(1)

The Europe and Asia sales and service operations do not represent total geographical Europe and Asia financial information. These sales and service operations only represent the sales from the resale and service of Advanced Manufacturing Capital Equipment and Analytical Solutions Group products in their respective regions. The Advanced Manufacturing Capital Equipment and Analytical Solutions Group segments both have sales in each region. Accordingly, total geographical sales include sales from multiple reportable segments.

The following is capital expenditures by reportable segment for the years ended December 31, 2014, 2013 and 2012:

	Product Groups		Foreign Sales & Service Operations
	Advanced Manufacturing Capital Equipment	Analytical Solutions Group	Europe	Asia	Corporate, Eliminations and Other	Total
December 31, 2014:
Capital expenditures	$8,634	$1,763	$183	$690	$1,913	$13,183
December 31, 2013:
Capital expenditures	$8,729	$513	$250	$857	$2,061	$12,410
December 31, 2012:
Capital expenditures	$11,817	$1,228	$132	$886	$3,642	$17,705

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

The following is depreciation and amortization expense by reportable segment for the years ended December 31, 2014, 2013 and 2012:

	Product Groups		Foreign Sales & Service Operations
	Advanced Manufacturing Capital Equipment	Analytical Solutions Group	Europe	Asia	Corporate, Eliminations and Other	Total
December 31, 2014:
Depreciation and amortization	$15,119	$1,101	$488	$1,241	$2,565	$20,514
December 31, 2013:
Depreciation and amortization	$11,836	$1,252	$348	$1,177	$2,489	$17,102
December 31, 2012:
Depreciation and amortization	$9,594	$1,176	$326	$1,711	$1,635	$14,442

Total income tax expense is impracticable to present by reportable segment because the necessary information is not available or used by the CODM.

The following is segment assets by reportable segment:

	Product Groups		Foreign Sales & Service Operations
	Advanced Manufacturing Capital Equipment	Analytical Solutions Group	Europe	Asia	Corporate, Eliminations and Other	Total
December 31, 2014:
Segment assets:
Accounts receivable	$15,296	$5,335	$6,503	$39,046	$40,182	$106,362
Inventory	128,345	3,915	3,241	24,619	(4,951)	155,169

Total segment assets	$143,641	$9,250	$9,744	$63,665	$35,231	$261,531

	Product Groups		Foreign Sales & Service Operations
	Advanced Manufacturing Capital Equipment	Analytical Solutions Group	Europe	Asia	Corporate, Eliminations and Other	Total
December 31, 2013:
Segment assets:
Accounts receivable	$20,767	$5,603	$6,538	$44,207	$39,629	$116,744
Inventory	117,822	4,391	4,254	25,094	(8,834)	142,727

Total segment assets	$138,589	$9,994	$10,792	$69,301	$30,795	$259,471

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

A reconciliation of segment assets to consolidated total assets is as follows:

	Years Ended December 31,
	2014	2013
Total segment assets	$261,531	$259,471
Cash and cash equivalents and investments	592,232	650,022
Other current assets	41,529	30,143
Property, plant and equipment, net	72,776	77,536
Goodwill and intangible assets, net	238,770	163,999
Other assets	17,206	31,847

Consolidated total assets	$1,224,044	$1,213,018

Information about the Company’s operations in different geographic regions is presented in the tables below. Net revenues to unaffiliated customers are based on the location in which the sale originated. Transfers between geographic areas are at negotiated transfer prices and have been eliminated from consolidated net revenues.

	Years Ended December 31,
	2014	2013	2012
Net revenues:
United States	$448,452	$363,948	$326,894
Korea	97,323	75,401	64,541
Japan	61,092	56,978	81,883
Europe	80,659	77,910	85,362
Asia (excluding Korea and Japan)	93,343	95,183	84,828

	$780,869	$669,420	$643,508

	Years Ended December 31,
	2014	2013
Long-lived assets:(1)
United States	$57,701	$60,700
Europe	6,099	5,484
Asia	10,887	13,475

	$74,687	$79,659

(1)	Long-lived assets include property, plant and equipment, net and certain other assets, excluding long-term income tax receivable in the U.S.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

Worldwide Product Information

Because the reportable segment information above does not reflect worldwide sales of the Company’s products, the Company groups its products into three groups of similar products based upon the similarity of product function. Worldwide net revenue for each group of products is as follows:

	Years Ended December 31,
	2014	2013	2012
Instruments, Control and Vacuum Products	$383,863	$341,375	$324,939
Power and Reactive Gas Products	335,271	273,357	251,669
Analytical Solutions Group Products	61,735	54,688	66,900

	$780,869	$669,420	$643,508

Sales of Instruments, Control Products and Vacuum Products, Power and Reactive Gas Products are included in the Company’s Advanced Manufacturing Capital Equipment Products segment as well as in the foreign sales and service operations because the products are sold through the foreign sales and service operations in their respective regions. Sales of the Analytical Solutions Group Products are included in the Analytical Solutions Group Products segment as well as in the foreign sales and service operations because the products are sold through the foreign sales and service operations in their respective regions.

Major Customers

The Company had two customers with net revenues greater than 10% of total net revenues in the periods shown as follows:

	Years Ended December 31,
	2014	2013	2012
Applied Materials, Inc.	19.1%	17.0%	14.5%
Lam Research Corporation	12.9%	12.3%	10.1%

Net revenues for each of our reportable segments include revenues from each of the two customers, which represent net revenues greater than 10% of total net revenues.

22)	Restructurings

During 2014, the Company recorded restructuring charges of $2,464. The restructuring charges were primarily for severance associated with the reduction in workforce of approximately 131 people throughout the Company. These restructuring charges impacted each of our reportable segments.

The activity related to the Company’s restructuring accrual is shown below:

2014
Balance at January 1	$—
Charged to expense	2,464
Payments	(2,372)

Balance at December 31	$92

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

During 2013, the Company initiated restructuring plans to consolidate a sales office and an engineering facility into other MKS facilities. The plans included a reduction in headcount. The Company recorded restructuring charges of $1,364 during 2013. The restructuring charges were primarily for severance and other charges associated with the reductions in workforce. The restructuring was substantially complete at December 31, 2013.

During 2012, the Company implemented a workforce reduction plan as a result of a continued slowdown in the business. The Company reduced its worldwide workforce by 84 people and recorded a restructuring charge of $343.

23)	Commitments and Contingencies

During 2012, the Company settled litigation with shareholders of its former subsidiary for $5,316. The complaint alleged certain claims against the Company including breach of contract and implied covenants, and statutory violations. The claims sought unspecified damages and equitable relief. The Company believed that it had meritorious factual and legal defenses to the allegations raised, but reached a settlement primarily to eliminate future legal expenses related to the suit. In 2013, the Company recovered $1,071 from its insurance company relating to the 2012 litigation settlement.

The Company is subject to various other legal proceedings and claims, which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

The Company leases certain of its facilities and machinery and equipment under operating leases expiring in various years through 2022. Generally, the facility leases require the Company to pay maintenance, insurance and real estate taxes. Rental expense under operating leases totaled $6,909, $7,896 and $8,219 for 2014, 2013 and 2012, respectively.

Minimum lease payments under operating leases are as follows:

Operating Leases
Year ending December 31,
2015	$6,197
2016	4,935
2017	4,102
2018	3,111
2019	2,170
Thereafter	2,201

Total minimum lease payments	$22,716

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

As of December 31, 2014, the Company has entered into purchase commitments for certain inventory components and other equipment and services used in its normal operations. The majority of these purchase commitments covered by these arrangements are for periods of less than one year and aggregate to approximately $137,683.

To the extent permitted by Massachusetts law, the Company’s Restated Articles of Organization, as amended, require the Company to indemnify any of its current or former officers or directors or any person who has served or is serving in any capacity with respect to any of the Company’s employee benefit plans. The Company believes that the estimated exposure for these indemnification obligations is currently not material. Accordingly, the Company has no material liabilities recorded for these requirements as of December 31, 2014.

The Company also enters into agreements in the ordinary course of business which include indemnification provisions. Pursuant to these agreements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified party, generally its customers, for losses suffered or incurred by the indemnified party in connection with certain patent or other intellectual property infringement claims, and, in some instances, other claims, by any third party with respect to the Company’s products. The term of these indemnification obligations is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in some instances, not contractually limited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the Company believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these obligations as of December 31, 2014.

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

MKS Instruments, Inc.

Supplemental Financial Data

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(Table in thousands, except per share data) (Unaudited)
2014
Statement of Operations Data
Net revenues	$206,353	$184,697	$186,798	$203,021
Gross profit	89,372	79,635	79,325	89,434
Income from operations	37,778	30,660	28,150	38,554
Net income	$31,245	$21,224	$29,117	$34,192
Net income per share:
Basic	$0.58	$0.40	$0.55	$0.64
Diluted	$0.58	$0.40	$0.55	$0.64
Cash dividends paid per common share	$0.16	$0.165	$0.165	$0.165
2013
Statement of Operations Data
Net revenues	$141,645	$156,928	$166,453	$204,394
Gross profit	54,702	61,958	62,234	87,680
Income from operations	4,676	10,427	12,332	30,952
Net income	$5,761	$7,320	$2,458	$20,237
Net income per share:
Basic	$0.11	$0.14	$0.05	$0.38
Diluted	$0.11	$0.14	$0.05	$0.38
Cash dividends paid per common share	$0.16	$0.16	$0.16	$0.16

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the 2013 published criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

Management has excluded the operations of Granville-Phillips, (“GP”) from its assessment of internal control over financial reporting as of December 31, 2014 because this entity was acquired by the Company in a purchase business combination during the first half of fiscal year 2014. The total assets and total revenues of the acquired business of GP represent less than 2% of the related consolidated financial statement amounts of the Company as of and for the year ended December 31, 2014.

Our internal controls over financial reporting as of December 31, 2014 have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears in Item 8 of this Annual Report on Form 10-K.

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

The information required by this item will be set forth under the captions “Election of Directors,” “Executive Officers,” “Code of Ethics,” “Directors – Audit Committee Financial Expert” and “Corporate Governance” in our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

We are also required under Item 405 of Regulation S-K to provide information concerning delinquent filers of reports under Section 16 of the Securities and Exchange Act of 1934, as amended. This information will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be set forth under the captions “Executive Officers – Executive Compensation” and “Executive Officers — Compensation Discussion and Analysis” in our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

The information required by Item 201(d) of Regulation S-K will be set forth under the caption “Executive Officers — Equity Compensation Plan Information” in our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth under the caption “Executive Officers — Certain Relationships and Related Transactions” and “Corporate Governance” in our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth under the caption “Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Report:

1.   Financial Statements. The following Consolidated Financial Statements are included under Item 8 of this Annual Report on Form 10-K.

2.   Financial Statement Schedules. The following consolidated financial statement schedule is included in this Annual Report on Form 10-K:

Schedule II — Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted since they are either not required or information is otherwise included.

3.   Exhibits. The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit No.	Title

+3.1(1)	Restated Articles of Organization of the Registrant

+3.2(2)	Articles of Amendment to Articles of Organization, as filed with the Secretary of State of Massachusetts on May 18, 2001

+3.3(3)	Articles of Amendment to Articles of Organization, as filed with the Secretary of State of Massachusetts on May 16, 2002

+3.4(4)	Amended and Restated By-Laws of the Registrant

+4.1(5)	Specimen certificate representing the Common Stock

+10.1(6)*	Second Amended and Restated 1997 Director Stock Option Plan, and forms of option agreements thereto

+10.2(7)*	2004 Stock Incentive Plan, as amended (the “2004 Plan”)

+10.3(4)*	2014 Stock Incentive Plan

+10.4(4)*	2014 Employee Stock Purchase Plan

+10.5(4)*	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2014 Stock Incentive Plan

Exhibit No.	Title

+10.6(7)*	Form of Time-Based Restricted Stock Unit Agreement and Form of Performance-Based Restricted Stock Unit Agreement under the 2004 Plan (grants from 2011 to 2013)

+10.7(8)*	Form of Restricted Stock Unit Agreement under the 2004 Plan (grants in 2013)

+10.8(9)*	Form of Restricted Stock Unit Agreement under the 2004 Plan (grants in 2014)

+10.9(16)*	Form of Restricted Stock Unit Agreement for employees under the 2014 Stock Incentive Plan

+10.10(18)*	162(m) Executive Cash Incentive Plan

10.11*	Form of Bonus Award Agreement under 162(m) Executive Cash Incentive Plan

+10.12(10)*	Employment Agreement, dated as of July 1, 2005, between John Bertucci and the Registrant

+10.13(11)*	Employment Agreement, dated July 1, 2005, between Leo Berlinghieri and the Registrant, as amended on November 13, 2007 (the “Berlinghieri Employment Agreement”)

+10.14(12)*	Amendment, dated November 10, 2008, to the Berlinghieri Employment Agreement

+10.15(13)*	Amendment, dated October 19, 2009, to the Berlinghieri Employment Agreement

+10.16(8)*	Amendment, dated December 21, 2012, to the Berlinghieri Employment Agreement

+10.17(14)*	Separation Agreement, dated October 22, 2013, between Leo Berlinghieri and the Registrant

+10.18(14)*	Employment Agreement, dated October 22, 2013, between Gerald G. Colella and the Registrant

+10.19(9)*	Employment Agreement, dated February 24, 2014, between Seth Bagshaw and the Registrant

+10.20(9)*	Employment Agreement, dated February 24, 2014, between John Abrams and the Registrant

+10.21(9)*	Employment Agreement, dated February 24, 2014, between Paul Eyerman and the Registrant

+10.22(9)*	Employment Agreement, dated February 24, 2014, between John T.C. Lee and the Registrant

+10.23(9)*	Employment Agreement, dated February 24, 2014, between Paul Loomis and the Registrant

+10.24(16)*	Separation Agreement and General Release, dated September 26, 2014, between Paul Loomis and the Registrant.

+10.25(9)*	Employment Agreement, dated February 24, 2014, between Brian Quirk and the Registrant

†+10.26(17)	Global Supply Agreement, dated April 21, 2005, by and between the Registrant and Applied Materials, Inc.

†10.27	Amendments, dated October 25, 2012, October 4, 2013, April 16, 2014, July 31, 2014, August 29, 2014, September 15, 2014 and October 3, 2014, to Global Supply Agreement, dated April 21, 2005 by and between the Registrant and Applied Materials, Inc.

†+10.28(15)*	2014 Sales Commission Plan for John R. Abrams

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Title

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+	Previously filed

*	Management contract or compensatory plan arrangement.

†	Confidential Treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.

The following materials from MKS Instrument, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, are formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, (v) Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-49738) filed with the Securities and Exchange Commission on November 13, 2000.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(4)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2014.

(5)	Incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 2, 1999.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2005.

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2009.

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2013.

(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2014.

(16)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 5, 2014.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2005.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2015.

(b)	Exhibits

MKS hereby files as exhibits to our Annual Report on Form 10-K those exhibits listed in Item 15(a) above.

(c)	Financial Statement Schedules

MKS INSTRUMENTS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions & Write-offs	Balance at End of Year
	(in thousands)
Allowance for doubtful acounts:
Years ended December 31,
2014	$1,924	$668	$12	$(354)	$2,250
2013	$2,078	$631	$(62)	$(723)	$1,924
2012	$1,349	$888	$—	$(159)	$2,078

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions & Write-offs	Balance at End of Year
	(in thousands)
Allowance for sales returns:
Years ended December 31,
2014	$827	$2,223	$—	$(2,320)	$730
2013	$801	$1,933	$(36)	$(1,871)	$827
2012	$1,167	$2,564	$—	$(2,930)	$801

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
	(in thousands)
Valuation allowance on deferred tax asset:
Years ended December 31,
2014	$27,102	$—	$—	$(339)	$26,763
2013	$27,497	$—	$—	$(395)	$27,102
2012	$26,475	$(44)	$1,066	—	$27,497

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2014, to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of February 2015.

MKS INSTRUMENTS, INC.

By:	/s/ Gerald G. Colella
Gerald G. Colella Chief Executive Officer, President and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURES	TITLE	DATE

/s/ John R. Bertucci John R. Bertucci	Chairman of the Board of Directors	February 20, 2015

/s/ Gerald G. Colella Gerald G. Colella	Chief Executive Officer, President and Director	February 25, 2015

/s/ Seth H. Bagshaw Seth H. Bagshaw	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 25, 2015

/s/ Cristina H. Amon Cristina H. Amon	Director	February 13, 2015

/s/ Robert R. Anderson Robert R. Anderson	Director	February 15, 2015

/s/ Gregory R. Beecher Gregory R. Beecher	Director	February 17, 2015

/s/ Richard S. Chute Richard S. Chute	Director	February 17, 2015

/s/ Peter R. Hanley Peter R. Hanley	Director	February 18, 2015

/s/ Elizabeth A. Mora Elizabeth A. Mora	Director	February 16, 2015