Form 10-Q
period 2015-03-31
MKS INSTRUMENTS INC
filed 2015-05-06
CIK 1049502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of April 29, 2015, the registrant had 53,371,635 shares of common stock outstanding.

MKS INSTRUMENTS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS.

MKS INSTRUMENTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$192,713	$305,437
Short-term investments	158,631	129,594
Trade accounts receivable, net	124,445	106,362
Inventories, net	164,412	155,169
Deferred income taxes	13,560	14,017
Other current assets	21,580	27,512

Total current assets	675,341	738,091

Property, plant and equipment, net	70,908	72,776
Long-term investments	237,313	157,201
Goodwill	199,330	192,381
Intangible assets, net	49,553	46,389
Other assets	17,165	17,206

Total assets	$1,249,610	$1,224,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,549	$34,166
Accrued compensation	21,349	26,970
Income taxes payable	6,455	6,702
Other current liabilities	38,513	35,789

Total current liabilities	103,866	103,627

Other liabilities	41,055	38,595
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred Stock, $0.01 par value per share, 2,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, no par value, 200,000,000 shares authorized; 53,289,953 and 53,154,666 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	113	113
Additional paid-in capital	736,290	734,732
Retained earnings	374,063	349,061
Accumulated other comprehensive loss	(5,777)	(2,084)

Total stockholders’ equity	1,104,689	1,081,822

Total liabilities and stockholders’ equity	$1,249,610	$1,224,044

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net revenues:
Products	$186,096	$181,186
Services	27,743	25,167

Total net revenues	213,839	206,353
Cost of revenues:
Cost of products	98,652	100,211
Cost of services	18,141	16,770

Total cost of revenues (exclusive of amortization shown separately below)	116,793	116,981

Gross profit	97,046	89,372
Research and development	16,680	15,618
Selling, general and administrative	30,867	34,591
Acquisition costs	30	228
Restructuring	788	747
Amortization of intangible assets	1,671	410

Income from operations	47,010	37,778
Interest income	541	252
Interest expense	37	17

Income before income taxes	47,514	38,013
Provision for income taxes	13,728	6,768

Net income	$33,786	$31,245

Other comprehensive income:
Changes in value of financial instruments designated as cash flow hedges, net of tax benefit(1)	$(822)	$(163)
Foreign currency translation adjustments, net of tax of $0	(3,206)	21
Unrealized gain on investments, net of tax expense(2)	334	36

Total comprehensive income	$30,092	$31,139

Net income per share:
Basic	$0.63	$0.58

Diluted	$0.63	$0.58

Cash dividends per common share	$0.165	$0.16

Weighted average common shares outstanding:
Basic	53,214	53,411

Diluted	53,529	53,776

(1)	Tax benefit was $133 and $108 for the three months ended March 31, 2015 and 2014, respectively.
(2)	Tax expense was $54 and $24 for the three months ended March 31, 2015 and 2014, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$33,786	$31,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,532	4,150
Stock-based compensation	3,212	3,198
Provision for excess and obsolete inventory	2,683	2,613
Provision for bad debt	(172)	94
Deferred income taxes	736	(3,974)
Excess tax benefits from stock-based compensation	(524)	(189)
Other	1	(141)
Changes in operating assets and liabilities:
Trade accounts receivable	(19,030)	(2,784)
Inventories	(12,817)	(7,402)
Income taxes	2,034	(5,462)
Other current assets	(5,029)	(1,286)
Accrued compensation	(4,930)	(6,872)
Other current and non-current liabilities	2,735	2,512
Accounts payable	3,587	(4,656)
Other assets	7,801	(1,143)

Net cash provided by operating activities	19,605	9,903

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(9,867)	—
Purchases of investments	(164,327)	(128,524)
Maturities of investments	38,205	104,623
Sales of investments	17,414	24,948
Purchases of property, plant and equipment	(2,504)	(3,098)
Other	5	79

Net cash used in investing activities	(121,074)	(1,972)

Cash flows from financing activities:
Repurchase of common stock	—	(945)
Net payments related to employee stock awards	(2,105)	(762)
Dividend payments to common stockholders	(8,784)	(8,553)
Excess tax benefits from stock-based compensation	524	189

Net cash used in financing activities	(10,365)	(10,071)

Effect of exchange rate changes on cash and cash equivalents	(890)	328

Decrease in cash and cash equivalents	(112,724)	(1,812)
Cash and cash equivalents at beginning of period	305,437	288,902

Cash and cash equivalents at end of period	$192,713	$287,090

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1)	Basis of Presentation

The terms “MKS” and the “Company” refer to MKS Instruments, Inc. and its subsidiaries. The interim financial data as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 are unaudited; however, in the opinion of MKS, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The consolidated balance sheet presented as of December 31, 2014 has been derived from the audited consolidated financial statements as of that date. The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by United States generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the MKS Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on February 25, 2015.

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

2)	Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods and services to customers in an amount that reflects the consideration that the company expects to be entitled to in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and assets recognized from costs incurred to obtain or fulfill a contract. This pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, in March 2015, the FASB proposed a one-year deferral. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company has not yet selected a transition method. The Company is currently evaluating the requirements of ASU No. 2014-09 and has not yet determined its impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” Under this ASU, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, and for annual and interim periods thereafter. This ASU is not expected to have an impact on the Company’s financial statements or disclosures.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

3)	Investments

The fair value of short-term investments with maturities or estimated lives of less than one year consists of the following:

	March 31, 2015	December 31, 2014
Available-for-sale investments:
Time deposits and certificates of deposit	$5,400	$20,900
Bankers’ acceptance drafts	327	82
Commercial paper	1,447	—
Corporate obligations	58,331	24,020
Municipal bonds	5,798	2,099
U.S. agency obligations	87,328	82,493

	$158,631	$129,594

The fair value of long-term investments with maturities of more than one year consists of the following:

	March 31, 2015	December 31, 2014
Available-for-sale investments:
Time deposits and certificates of deposit	$—	$48
Asset-backed securities	129,242	75,674
Corporate obligations	90,114	64,669
Municipal bonds	1,880	1,254
U.S. agency obligations	16,077	15,556

	$237,313	$157,201

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

The following tables show the gross unrealized gains and (losses) aggregated by investment category for short-term and long-term available-for-sale investments:

As of March 31, 2015:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Short-term investments:
Time deposits and certificates of deposit	$5,400	$—	$—	$5,400
Bankers’ acceptance drafts	327	—	—	327
Commercial paper	1,447	—	—	1,447
Corporate obligations	58,336	10	(15)	58,331
Municipal bonds	5,800	1	(3)	5,798
U.S. agency obligations	87,311	23	(6)	87,328

	$158,621	$34	$(24)	$158,631

Long-term investments:
Asset-backed securities	$129,209	$66	$(33)	$129,242
Corporate obligations	90,128	44	(58)	90,114
Municipal bonds	1,878	3	(1)	1,880
U.S. agency obligations	16,070	8	(1)	16,077

	$237,285	$121	$(93)	$237,313

As of December 31, 2014:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Short-term investments:
Time deposits and certificates of deposit	$20,901	$—	$(1)	$20,900
Bankers’ acceptance drafts	82	—	—	82
Corporate obligations	24,029	2	(11)	24,020
Municipal bonds	2,100	—	(1)	2,099
U.S. agency obligations	82,488	14	(9)	82,493

	$129,600	$16	$(22)	$129,594

Long-term investments:
Time deposits and certificates of deposit	$48	$—	$—	$48
Asset-backed securities	75,778	5	(109)	75,674
Corporate obligations	64,842	1	(174)	64,669
Municipal bonds	1,258	—	(4)	1,254
U.S. agency obligations	15,563	2	(9)	15,556

	$157,489	$8	$(296)	$157,201

Interest income is accrued as earned. Dividend income is recognized as income on the date the stock trades “ex-dividend.” The cost of marketable securities sold is determined by the specific identification method. Realized gains or (losses) are reflected in income and were immaterial for the three months ended March 31, 2015 and 2014.

In accordance with the Company’s investment policy, no security shall have a maturity or average life longer than three years. The average duration of the portfolio shall be no more than one year. Corporate securities must have ratings of A3/A- or better. Asset-backed securities must be rated AAA. Short-term ratings of A-2/P2/F2 or higher are also permitted. With respect to compliance with these investment guidelines, the rating agencies include Moody’s Investor Service, Standard & Poor’s and Fitch Investor Service. The middle of Moody’s, Standard & Poor’s and Fitch rating shall be used to determine compliance with credit quality guidelines. If a security is rated by two rating agencies, the lower rating will apply. If only one rating exists, that rating shall be used.

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

Assets and liabilities of the Company are measured at fair value on a recurring basis as of March 31, 2015 and are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$87,790	$87,790	$—	$—
Bankers’ acceptance drafts	99	—	99	—
Available-for-sale securities:
Bankers’ acceptance drafts	327	—	327	—
Time deposits and certificates of deposit	5,400	—	5,400	—
Commercial paper	1,447	—	1,447	—
Asset-backed securities	129,242	—	129,242	—
Corporate obligations	148,445	—	148,445	—
Municipal bonds	7,678	—	7,678	—
U.S. agency obligations	103,405	—	103,405	—
Derivatives – currency forward contracts	1,240	—	1,240	—

Total assets	$485,073	$87,790	$397,283	$—

Liabilities:
Derivatives – currency forward contracts	$318	$—	$318	$—

Reported as follows:
Assets:
Cash and cash equivalents(1)	$87,889	$87,790	$99	$—
Short-term investments	158,631	—	158,631	—
Other current assets	1,240	—	1,240	—

Total current assets	$247,760	$87,790	$159,970	$—

Long-term investments	$237,313	$—	$237,313	$—

Liabilities:
Other current liabilities	$318	$—	$318	$—

(1)	The cash and cash equivalent amounts presented in the table above do not include cash of $95,212 and non-negotiable time deposits of $9,612 as of March 31, 2015.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2014, are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$129,092	$129,092	$—	$—
Bankers acceptance drafts	131	—	131	—
Corporate obligations	700	—	700	—
Available-for-sale investments:
Time deposits and certificates of deposit	20,948	—	20,948	—
Asset-backed securities	75,674	—	75,674	—
Bankers acceptance drafts	82	—	82	—
Corporate obligations	88,689	—	88,689	—
Municipal bonds	3,353	—	3,353	—
U.S. agency obligations	98,049	—	98,049	—
Derivatives – currency forward contracts	2,110	—	2,110	—

Total assets	$418,828	$129,092	$289,736	$—

Liabilities:
Derivatives – currency forward contracts	$—	$—	$—	$—

Reported as follows:
Assets:
Cash and cash equivalents (1)	$129,923	$129,092	$831	$—
Short-term investments	129,594	—	129,594	—
Other current assets	2,110	—	2,110	—

Total current assets	$261,627	$129,092	$132,535	$—

Long-term investments	$157,201	$—	$157,201	$—

Liabilities:
Other current liabilities	$—	$—	$—	$—

(1)	The cash and cash equivalent amounts presented in the table above do not include cash of $167,517 and non-negotiable time deposits of $7,997 as of December 31, 2014.

Money Market Funds

Money market funds are cash and cash equivalents and are classified within Level 1 of the fair value hierarchy.

Bankers’ Acceptance Drafts

Bankers’ acceptance drafts are short-term credit investments created by a non-financial firm and guaranteed by a bank. These drafts are often traded at a discount from face value and may be traded on a secondary market.

Available-For-Sale Investments

As of March 31, 2015 and December 31, 2014, available-for-sale investments consisted of time deposits and drafts denominated in the Euro currency, certificates of deposit, commercial paper, asset-backed securities (which include auto loans, credit card receivables and equipment trust receivables), corporate obligations, municipal bonds and U.S. agency obligations. The Company measures its debt and equity investments at fair value.

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

The Company hedges a portion of its forecasted foreign currency denominated intercompany sales of inventory, over a maximum period of eighteen months, using forward foreign exchange contracts accounted for as cash-flow hedges related to Japanese, South Korean, British, Euro and Taiwanese currencies. To the extent these derivatives are effective in off-setting the variability of the hedged cash flows, and otherwise meet the hedge accounting criteria, changes in the derivatives’ fair value are not included in current earnings but are included in other comprehensive income (loss) (“OCI”) in stockholders’ equity. These changes in fair value will subsequently be reclassified into earnings, as applicable, when the forecasted transaction occurs. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period it occurs. The cash flows resulting from forward exchange contracts are classified in the consolidated statements of cash flows as part of cash flows from operating activities. The Company does not enter into derivative instruments for trading or speculative purposes.

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

As of March 31, 2015 and December 31, 2014, the Company had outstanding forward foreign exchange contracts with gross notional values of $84,063 and $28,650, respectively. The following tables provide a summary of the primary net hedging positions and corresponding fair values held as of March 31, 2015 and December 31, 2014:

	March 31, 2015
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value(1) Asset/(Liability)
U.S. Dollar/Japanese Yen	$29,708	$478
U.S. Dollar/South Korean Won	32,692	133
U.S. Dollar/Euro	5,009	286
U.S. Dollar/U.K. Pound Sterling	3,794	74
U.S. Dollar/Taiwan Dollar	12,860	(49)

Total	$84,063	$922

(1)	Represents the fair value of the net asset / (liability) amount included in the consolidated balance sheets.

	December 31, 2014
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value (1) Asset/(Liability)
U.S. Dollar/Japanese Yen	$8,035	$1,107
U.S. Dollar/South Korean Won	12,512	372
U.S. Dollar/Euro	2,060	185
U.S. Dollar/U.K. Pound Sterling	1,308	70
U.S. Dollar/Taiwan Dollar	4,735	232

Total	$28,650	$1,966

(1)	Represents the fair value of the net asset / (liability) amount included in the consolidated balance sheets.

The following table provides a summary of the fair value amounts of the Company’s derivative instruments:

	March 31, 2015	December 31, 2014
Derivative assets:
Forward exchange contracts	$1,240	$1,966
Derivative liabilities:
Forward exchange contracts	(318)	—

Total net derivative asset designated as hedging instruments(1)	$922	$1,966

(1)	The derivative asset of $1,240 and derivative liability of $318 are classified in other current assets and other current liabilities in the consolidated balance sheet as of March 31, 2015. The derivative asset of $1,966 is classified in other current assets in the consolidated balance sheet as of December 31, 2014. These foreign exchange contracts are subject to a master netting agreement with one financial institution. However, the Company has elected to record these contracts on a gross basis in the balance sheet.

The net amount of existing gains or losses as of March 31, 2015 that is expected to be reclassified from accumulated OCI into earnings within the next twelve months is immaterial.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

The following table provides a summary of the gains (losses) on derivatives designated as hedging instruments:

	Three Months Ended March 31,
Derivatives Designated as Cash Flow Hedging Relationships	2015	2014
Forward exchange contracts:
Net (loss) recognized in OCI(1)	$(2,090)	$(334)
Net gain (loss) reclassified from accumulated OCI into income(2)	$1,193	$(94)

(1)	Net change in the fair value of the effective portion classified in OCI.
(2)	Effective portion classified in cost of products for the three months ended March 31, 2015 and 2014. The tax effect of the gains or losses reclassified from accumulated OCI into income is immaterial.

The following table provides a summary of gains on derivatives not designated as hedging instruments:

	Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments	2015	2014
Forward exchange contracts:
Net gain recognized in income(1)	$98	$106

(1)	The Company enters into foreign exchange contracts to hedge against changes in the balance sheet for certain subsidiaries. These derivatives are not designated as hedging instruments and are recorded immediately in selling, general and administrative expenses.

6)	Inventories

Inventories consist of the following:

	March 31, 2015	December 31, 2014
Raw materials	$85,622	$81,121
Work-in-process	27,374	26,604
Finished goods	51,416	47,444

	$164,412	$155,169

7)	Acquisitions

Precisive, LLC

On March 17, 2015, the Company acquired 100% of Precisive, LLC (“Precisive”), for $12,155, net of cash acquired of $435, subject to final working capital adjustments. The purchase price includes a deferred payment amount of $2,600 to cover any potential indemnification claims, which amount will be paid to the sellers after 15 months assuming there are no indemnification claims. Precisive is an innovative developer of optical analyzers based on Tunable Filter Spectroscopy (TFS), which provide real-time gas analysis in the natural gas and hydrocarbon processing industries, including refineries, hydrocarbon processing plants, gas-to-power machines, biogas processes and fuel gas transportation and metering, while delivering customers a lower total cost of ownership.

The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$285
Non-current assets	18
Intangible assets	5,110
Goodwill	7,085

Total assets acquired	12,498

Total current liabilities assumed	343

Total purchase price, net of cash acquired of $435	$12,155

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

The entire purchase price is expected to be deductible for tax purposes. The following table reflects the allocation of the acquired intangible assets and related estimates of useful lives. These acquired intangibles will be amortized on a straight-line basis, which approximates the pattern of use.

Order backlog	$50	18 months
Customer relationships	1,430	12 years
Exclusive patent license	2,600	10 years
Trade names	210	10 years
Current developed technology	820	10 years

	$5,110

The fair value of the acquired intangibles was determined using the income approach. This acquisition resulted in a purchase price that exceeded the estimated fair value of tangible and intangible assets, which excess was allocated to goodwill. The Company believes the amount of goodwill relative to identifiable intangible assets relates to several factors including: (1) potential buyer-specific synergies related to market opportunities for a combined product offering; (2) potential to leverage the Company’s sales force and intellectual property to attract new customers and revenue; and (3) potential to strengthen and expand into new but complementary markets, including targeting new applications such as natural gas processing, hydrocarbon processing and other oil and gas segments.

The results of this acquisition were included in the Company’s consolidated operations beginning on March 17, 2015. The pro forma consolidated statements reflecting the operating results of Precisive, had it been acquired January 1, 2014, would not differ materially from the operating results of the Company as reported for the three months ended March 31, 2015. Precisive is included in the Company’s Instruments, Controls and Vacuum Products group and the Advanced Manufacturing Capital Equipment reportable segment. The revenue and net earnings from Precisive, since the date of acquisition through the period ended March 31, 2015, were immaterial.

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

The changes in the carrying amount of goodwill and accumulated impairment (loss) during the three months ended March 31, 2015 and year ended December 31, 2014 were as follows:

	2015			2014
	Gross Carrying Amount	Accumulated Impairment (Loss)	Net	Gross Carrying Amount	Accumulated Impairment (Loss)	Net
Beginning balance at January 1	$331,795	$(139,414)	$192,381	$290,323	$(139,414)	$150,909
Acquired goodwill (1)	7,085	—	7,085	41,993	—	41,993
Foreign currency translation	(136)	—	(136)	(521)	—	(521)

Ending balance at March 31, 2015 and December 31, 2014	$338,744	$(139,414)	$199,330	$331,795	$(139,414)	$192,381

(1)	During the first quarter of 2015, the Company recorded $7,085 of goodwill related to the Precisive acquisition. During the second quarter of 2014, the Company recorded $41,612 of goodwill related to the May 30, 2014 acquisition of the Granville-Phillips division of Brooks Automation, Inc. During the first quarter of 2014, the Company recorded a purchase accounting adjustment of $381 related to the March 12, 2013 purchase of Alter S.r.l.

Intangible Assets

Components of the Company’s intangible assets are comprised of the following:

As of March 31, 2015:	Gross	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology (1)	$101,200	$(80,477)	$(78)	$20,645
Customer relationships (1)	37,251	(13,610)	228	23,869
Patents, trademarks, trade names and other (1)	30,396	(25,383)	26	5,039

	$168,847	$(119,470)	$176	$49,553

(1)	During the three months ended March 31, 2015, the Company recorded $5,110 of separately identified intangible assets of which $820 was completed technology, $1,430 was customer relationships and $2,860 was trademarks, trade names and other, related to the Precisive acquisition.

As of December 31, 2014:	Gross	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology (2)	$100,380	$(79,875)	$135	$20,640
Customer relationships (2)	35,821	(12,634)	280	23,467
Patents, trademarks, trade names and other (2)	27,536	(25,290)	36	2,282

	$163,737	$(117,799)	$451	$46,389

(2)	During 2014, the Company recorded $38,850 of separately identified intangible assets related to the May 30, 2014 acquisition of the Granville-Phillips division of Brooks Automation, Inc., of which $15,700 was completed technology, $21,250 was customer relationships and $1,900 was trademarks and trade names.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

Aggregate amortization expense related to acquired intangibles for the three months ended March 31, 2015 and 2014 was $1,671 and $410, respectively. Estimated amortization expense for each of the remaining fiscal years is as follows:

Year	Amount
2015 (remaining)	$5,106
2016	6,701
2017	6,628
2018	6,613
2019	6,582
2020	6,514
Thereafter	11,409

9)	Other Assets

	March 31, 2015	December 31, 2014
Other Current Assets:
Income tax receivable	$161	$10,322
Other	21,419	17,190

Total other current assets	$21,580	$27,512

Other Assets:
Deferred tax assets, net	$6,868	$7,202
Long-term income tax receivable	8,175	8,092
Other	2,122	1,912

Total other assets	$17,165	$17,206

10)	Other Liabilities

	March 31, 2015	December 31, 2014
Other Current Liabilities:
Product warranties	$6,064	$6,266
Deferred revenue	5,997	8,283
Other	26,452	21,240

Total other current liabilities	$38,513	$35,789

Other Liabilities:
Long-term income tax payable	$20,337	$20,203
Accrued compensation	12,312	12,068
Other	8,406	6,324

Total other liabilities	$41,055	$38,595

11)	Debt

The Company’s Japanese subsidiary has lines of credit and short-term borrowing arrangements with two financial institutions which generally expire and are renewed at three month intervals. The lines of credit provided for aggregate borrowings as of March 31, 2015 of up to an equivalent of $19,155 U.S. dollars. One of the borrowing arrangements has an interest rate based on the Tokyo Interbank Offer Rate at the time of borrowing and the other has an interest rate based on the Japanese Short-term Prime Lending Rate. There were no borrowings outstanding under these arrangements at March 31, 2015 and December 31, 2014.

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

Product warranty activities were as follows:

	Three Months Ended March 31,
	2015	2014
Beginning of period	$6,266	$6,956
Provision for product warranties	1,109	704
Direct charges to warranty liability	(1,244)	(656)
Foreign currency translation	(67)	9

End of period	$6,064	$7,013

13)	Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2015 and 2014 was 28.9% and 17.8%, respectively. The effective tax rate for the three months ended March 31, 2015 was lower than the U.S. statutory tax rate primarily due the impact of lower tax rates on foreign income and the deduction for domestic production activities. The effective tax rate for the three months ended March 31, 2014 was lower than the U.S. statutory tax rate primarily due to the discrete release of income tax reserves related to the effective settlement of a foreign tax examination. The geographic mix of income and profits earned by the Company’s international subsidiaries being taxed at rates lower than the U.S. statutory rate also had a significant impact on the effective tax rate for the three months ended March 31, 2014.

At March 31, 2015, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $19,508. At December 31, 2014, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $19,610. The net decrease from December 31, 2014 was attributable to a release of reserves for uncertain tax positions due to the expiration of the statute of limitations related to a previously open tax year. As of March 31, 2015, if these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of $11,524, excluding interest and penalties, would impact the Company’s effective tax rate. The Company accrues interest expense, and if applicable penalties, for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. At March 31, 2015 and December 31, 2014, the Company had accrued interest on unrecognized tax benefits of approximately $638 and $578, respectively.

The Company and its subsidiaries are subject to examination by federal, state and foreign tax authorities. The Internal Revenue Service commenced an examination of the Company’s U.S. federal tax filings for tax years 2011 through 2013 during the quarter ended March 31, 2015. As a result, the U.S. statute of limitations remains open between tax years 2011 through present. However, carryforward amounts from prior years may still be adjusted upon examination by tax authorities if they are used in a future period. The U.S. statute of limitations for the Company’s tax filings in other jurisdictions varies between fiscal years 2008 through the present.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

14)	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income	$33,786	$31,245

Denominator:
Shares used in net income per common share – basic	53,214,000	53,411,000
Effect of dilutive securities:
Stock options, restricted stock and employee stock purchase plan	315,000	365,000

Shares used in net income per common share – diluted	53,529,000	53,776,000

Net income per common share:
Basic	$0.63	$0.58
Diluted	$0.63	$0.58

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

As of March 31, 2015, stock options and restricted stock units related to an aggregate of approximately 760,000 shares were outstanding. For the three months ended March 31, 2015 and 2014, the potential dilutive effect of 0 and approximately 1,400 weighted-average shares, respectively, of restricted stock units and stock options were excluded from the computation of diluted weighted-average shares outstanding as the shares would have an anti-dilutive effect on EPS.

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

During the three months ended March 31, 2015, the Company did not repurchase any shares common stock. During the three months ended March 31, 2014, the Company repurchased approximately 32,000 shares of common stock for $945, or an average price of $29.81 per share.

Cash Dividends

Holders of the Company’s common stock are entitled to receive dividends when they are declared by the Company’s Board of Directors. During the three months ended March 31, 2015, the Board of Directors authorized a cash dividend of $0.165 per share, which totaled $8,784. During the three months ended March 31, 2014, the Board of Directors authorized a cash dividend of $0.16 per share, which totaled $8,553.

On May 4, 2015, our Board of Directors declared a quarterly cash dividend of $0.17 per share to be paid on June 12, 2015 to shareholders of record as of June 1, 2015. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of the Company’s Board of Directors.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

16)	Business Segment, Geographic Area, Product and Significant Customer Information

The Company develops, manufactures, sells and services products that measure, control, power and monitor critical parameters of advanced manufacturing processes. The Company’s Chief Operating Decision Maker (“CODM”) utilizes consolidated financial information to make decisions about allocating resources and assessing performance for the entire Company. In addition, certain disaggregated financial information is also provided to the CODM, which is used in the decision making process to assess performance. Based upon the information provided to the CODM, the Company has determined it has four reportable segments.

Effective January 1, 2015, the Company changed the structure of its reportable segments based upon a change in the information that is provided to the Company’s CODM. The Company’s four reportable segments prior to the change in structure were: Advanced Manufacturing Capital Equipment, Analytical Solutions Group, Europe Region Sales & Service and Asia Region Sales & Service. The Company’s new structure still reflects four reportable segments; however, the composition of the segments has changed.

The Company’s new reportable segments are Advanced Manufacturing Capital Equipment, Global Service, Asia Region Sales and Other. The primary change to the segment structure was to separate worldwide service from product sales and create a separate reportable segment known as Global Service. Product sales in the Advanced Manufacturing Capital Equipment segment remained with this segment. Asia product sales became a separate reportable segment. The product sales from the operating segments that made up the Analytical Solutions Group and Europe Region sales were combined into the Other segment and are not reported separately as they are individually immaterial and collectively below the separate segment reporting guidelines. The Company has reported corporate expenses and certain intercompany pricing transactions in a Corporate and Eliminations reconciling column. Due to these changes, the results presented under segment reporting for the three months ended March 31, 2014 and as of December 31, 2014 reflect the new segments to conform to the current period segment reporting presentation with no impact to the consolidated results of operations.

The Advanced Manufacturing Capital Equipment segment includes the development, manufacturing and sales of instruments and control products, power and reactive gas products, materials delivery products and vacuum products, all of which are utilized in semiconductor processing and other similar advanced manufacturing processes. Sales in this segment include both external sales and intercompany product sales, which are recorded at transfer prices in accordance with applicable tax requirements.

The Global Service segment includes the worldwide servicing of instruments and control products, power and reactive gas products, materials delivery products and vacuum products, all of which are utilized in semiconductor processing and other similar advanced manufacturing processes. It also includes sales of custom fabrication services.

The Asia Region Sales segment mainly resells products from the Advanced Manufacturing Capital Equipment and Other segments into Asia regions.

The Other segment includes operating segments that are not required to be reported separately as a reportable segment and includes sales for products that are re-sold from the Advanced Manufacturing Capital Equipment into Europe regions as well as sales from other operating segments.

MKS derives the segment results directly from the manner in which results are reported in its management reporting system. The accounting policies MKS uses to derive reportable segment results are substantially the same as those used for external reporting purposes except that a substantial portion of the sales of the Advanced Manufacturing Capital Equipment and Other segments are intercompany sales to the regions at tax-based transfer prices and certain significant costs, including stock-based compensation and management incentive compensation, are not allocated to the segments and are included in Corporate and Eliminations. The CODM reviews several metrics of each operating segment, including net revenues and gross profit (loss).

The Company does not maintain balance sheets for the majority of its operating segments and, as such, amounts have not been allocated to the reportable segments. The Company does not disclose external or intersegment revenues separately by reportable segment as this information is not presented to the CODM for decision making purposes.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

The following is net revenues by reportable segment:

	Three Months Ended March 31,
	2015	2014
Advanced Manufacturing Capital Equipment	$179,233	$165,498
Global Service	27,743	25,167
Asia Region Sales (1)	55,377	52,099
Other	21,216	20,893
Corporate and Eliminations	(69,730)	(57,304)

	$213,839	$206,353

The following is a reconciliation of segment gross profit to consolidated net income:

	Three Months Ended March 31,
	2015	2014
Gross profit by reportable segment:
Advanced Manufacturing Capital Equipment	$78,688	$67,107
Global Service	9,603	8,397
Asia Region Sales (1)	6,920	9,077
Other	6,843	6,747
Corporate and Eliminations	(5,008)	(1,956)

Total gross profit by reportable segment	97,046	89,372
Operating expenses:
Research and development	16,680	15,618
Selling, general and administrative	30,867	34,591
Acquisition costs	30	228
Restructuring	788	747
Amortization of intangible assets	1,671	410

Income from operations	47,010	37,778
Net interest income	504	235

Income before income taxes	47,514	38,013
Provision for income taxes	13,728	6,768

Net income	$33,786	$31,245

(1)	The Asia Region Sales segment does not represent total geographical Asia financial information. This sales operation only represents the sales from the resale of Advanced Manufacturing Capital Equipment and Other segment products in their respective regions. The Advanced Manufacturing Capital Equipment and Other segments both have sales in this region. Accordingly, total geographical sales include sales from multiple reportable segments.

The following is capital expenditures by reportable segment for the three months ended March 31, 2015 and 2014:

	Advanced Manufacturing Capital Equipment	Global Service	Asia Region Sales	Other	Corporate and Eliminations	Total
Three Months Ended March 31, 2015:
Capital expenditures	$1,522	$122	$42	$74	$744	$2,504

	Advanced Manufacturing Capital Equipment	Global Service	Asia Region Sales	Other	Corporate and Eliminations	Total
Three Months Ended March 31, 2014:
Capital expenditures	$2,574	$170	$41	$75	$238	$3,098

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

The following is depreciation and amortization by reportable segment for the three months ended March 31, 2015 and 2014:

	Advanced Manufacturing Capital Equipment	Global Service	Asia Region Sales	Other	Corporate and Eliminations	Total
Three Months Ended March 31, 2015:
Depreciation and amortization	$4,247	$256	$85	$310	$634	$5,532

	Advanced Manufacturing Capital Equipment	Global Service	Asia Region Sales	Other	Corporate and Eliminations	Total
Three Months Ended March 31, 2014:
Depreciation and amortization	$2,926	$272	$99	$208	$645	$4,150

In connection with the new segment structure, goodwill was allocated to each reportable segment on a relative fair value basis. The Company performed an interim quantitative impairment test as of January 1, 2015 and concluded that the fair values of each reporting unit exceeded their respective carrying values.

Goodwill associated with each of our reportable segments is as follows:

	March 31, 2015	December 31, 2014
Reportable segment:
Advanced Manufacturing Capital Equipment	$173,510	$166,946
Global Service	19,728	19,728
Asia Region Sales	—	—
Other	6,228	6,228
Foreign currency translation	(136)	(521)

Total goodwill	$199,330	$192,381

Worldwide Product Information

Because the reportable segment information above does not reflect worldwide sales of the Company’s products, the Company groups its products into three groups of similar products based upon the similarity of product function. Worldwide net revenue for each group of products is as follows:

	Three Months Ended March 31,
	2015	2014
Instruments, Control and Vacuum Products	$110,436	$101,657
Power and Reactive Gas Products	88,499	90,602
Analytical Solutions Group Products	14,904	14,094

	$213,839	$206,353

Sales of Instruments, Control and Vacuum Products and Power and Reactive Gas Products are included in the Company’s Advanced Manufacturing Capital Equipment, Asia Region Sales, Global Service and Other segments because the products are sold through these segments. Sales of the Analytical Solutions Group products are included in the Asia Region Sales, Global Service and Other segments because the products are sold through these segments.

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

	Three Months Ended March 31,
	2015	2014
Net revenues:
United States	$120,181	$117,377
Korea	32,072	27,591
Japan	17,256	16,928
Asia (excluding Korea and Japan)	23,683	24,902
Europe	20,647	19,555

	$213,839	$206,353

	March 31, 2015	December 31, 2014
Long-lived assets: (1)
United States	$57,337	$57,701
Europe	5,531	6,099
Asia	10,162	10,887

	$73,030	$74,687

(1)	Long-lived assets include property, plant and equipment, net and certain other long-term assets, excluding long-term income tax receivable.

Major Customers

The Company had two customers with net revenues greater than 10% of total net revenues in the periods shown as follows:

	Three Months Ended March 31,
	2015	2014
Customer A	17.4%	20.3%
Customer B	12.1%	13.1%

17)	Restructuring

The Company recorded restructuring charges of $788 during the three months ended March 31, 2015. The restructuring charges were primarily for severance associated with a reduction in workforce of approximately 120 people, primarily at one of the Company’s foreign manufacturing sites arising from the outsourcing of a non-core manufacturing process.

The activity related to the Company’s restructuring accrual is shown below:

Three Months Ended March 31, 2015
Balance at December 31	$92
Charged to expense	788
Payments	(348)
Balance at March 31	$532

18)	Commitments and Contingencies

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

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used herein, the words “believes,” “anticipates,” “plans,” “expects,” “estimates,” “would,” “will,” “intends” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect management’s current opinions and are subject to certain risks and uncertainties that could cause results to differ materially from those stated or implied. While we may elect to update forward looking statements in the future, we specifically disclaim any obligation to do so even if our estimates or expectations change. Risks and uncertainties include, but are not limited to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 in the section entitled “Risk Factors” as referenced in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

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

We have a diverse base of customers that includes manufacturers of semiconductor capital equipment and semiconductor devices, thin film capital equipment used in the manufacture of flat panel displays, LEDs, solar cells, data storage media and other coating applications; and other industrial, medical, pharmaceutical manufacturing, energy generation, environmental monitoring and other advanced manufacturing companies, as well as university, government and industrial research laboratories. For the three months ended March 31, 2015 and 2014, approximately 71% and 73% of our net revenues, respectively, were from sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers. We expect that sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers will continue to account for a substantial portion of our sales.

Effective January 1, 2015, we changed the structure of our reportable segments based upon how the information is provided to our chief operating decision maker. Our four reportable segments prior to the change in structure were: Advanced Manufacturing Capital Equipment, Analytical Solutions Group, Europe Region Sales & Service and Asia Region Sales & Service. Our new structure still reflects four reportable segments however, the composition of the segments has changed.

Our new reportable segments are Advanced Manufacturing Capital Equipment, Global Service, Asia Region Sales and Other. The primary change to the segment structure was to separate worldwide service from product sales and create a separate reportable segment known as Global Service. Product sales in the Advanced Manufacturing Capital Equipment segment remained with this segment. Asia product sales became a separate reportable segment. The product sales from the operating segments that made up the Analytical Solutions Group and Europe Region Sales were combined into the Other segment and are not reported separately as they are individually immaterial and collectively below the separate segment guidelines. We report corporate expenses and certain intercompany pricing transactions in a Corporate and Eliminations reconciling column.

The Advanced Manufacturing Capital Equipment segment includes the development, manufacture and sales of instruments and control products, power and reactive gas products, materials delivery products and vacuum products, all of which are utilized in semiconductor processing and other similar advanced manufacturing processes. Sales in this segment include both external sales and intercompany product sales, which are recorded at transfer prices in accordance with applicable tax requirements.

Our Global Service segment includes the worldwide servicing of instruments and control products, power and reactive gas products, materials delivery products and vacuum products, all of which are utilized in semiconductor processing and other similar advanced manufacturing processes. It also includes sales of custom fabrication services.

The Asia Region Sales segment mainly resells products from the Advanced Manufacturing Capital Equipment and Other segments into Asia regions.

The Other segment includes operating segments that are not required to be reported separately as a reportable segment and includes sales for products that are re-sold from the Advanced Manufacturing Capital Equipment into Europe regions as well as sales from other operating segments.

Net revenues from semiconductor capital equipment manufacture and semiconductor device manufacture customers increased by 1% for the three months ended March 31, 2015, compared to the same period in the prior year and increased by 7% for the three months ended March 31, 2015, compared to the three months ended December 31, 2014. The semiconductor capital equipment industry is subject to rapid demand shifts, which are difficult to predict, and we are uncertain as to the timing or extent of future demand or any future weakness in the semiconductor capital equipment industry.

Our net revenues sold to customers in other advanced markets, which exclude semiconductor capital equipment and semiconductor device product applications increased 12% for the three months ended March 31, 2015, compared to the same period in the prior year and increased 2% for the three months ended March 31, 2015, compared to the three months ended December 31, 2014. We have had six consecutive quarters of growth in our other advanced markets starting in the quarter ended December 31, 2013. Revenues from customers in other advanced markets are made up of many different markets, including general industrial, solar, film, medical, analysis metrology and other markets. The increase for the three months ended March 31, 2015, compared to the same period in the prior year, is primarily attributed to increases in the analysis metrology, data storage and solar markets.

A significant portion of our net revenues is from sales to customers in international markets. For the three months ended March 31, 2015 and 2014, international net revenues accounted for approximately 44% and 43% of our net revenues, respectively. A significant portion of our international net revenues were in Korea and Japan. We expect that international net revenues will continue to represent a significant percentage of our total net revenues.

On March 17, 2015, we acquired Precisive, LLC (“Precisive”) for $12.2 million, net of cash acquired of $0.4 million, subject to final working capital adjustments. Precisive is an innovative developer of optical analyzers based on Tunable Filter Spectroscopy (TFS), which provide real-time gas analysis in the natural gas and hydrocarbon processing industries, including refineries, hydrocarbon processing plants, gas-to-power machines, biogas processes and fuel gas transportation and metering, while delivering customers a lower total cost of ownership.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. There have been no material changes in our critical accounting policies since December 31, 2014. For further information, please see the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2014 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total net revenues of certain line items included in MKS’ consolidated statements of operations and comprehensive income data.

	Three Months Ended March 31,
	2015	2014
Net revenues:
Product	87.0%	87.8%
Services	13.0	12.2

Total net revenues	100.0	100.0
Cost of revenues:
Cost of product revenues	46.1	48.6
Cost of service revenues	8.5	8.1

Total cost of revenues (exclusive of amortization shown separately below)	54.6	56.7

Gross profit	45.4	43.3
Research and development	7.8	7.5
Selling, general and administrative	14.4	16.8
Acquisition costs	—	0.1
Restructuring	0.4	0.4
Amortization of intangible assets	0.8	0.2

Income from operations	22.0	18.3
Interest income, net	0.2	0.1

Income from operations before income taxes	22.2	18.4
Provision for income taxes	6.4	3.3

Net income	15.8%	15.1%

Net Revenues

	Three Months Ended March 31,
(dollars in millions)	2015	2014	% Change
Product	$186.1	$181.2	2.7%
Service	27.7	25.2	10.2

Total net revenues	$213.8	$206.4	3.6%

Product revenues increased $4.9 million during the three months ended March 31, 2015, compared to the same period for the prior year. The increase was primarily attributed to product revenue increases in our other advanced markets including analysis metrology, data storage and solar markets, which increased by $3.4 million, $2.6 million and $2.2 million, respectively, for the three months ended March 31, 2015, compared to the same period for the prior year. These increases are partially offset by product revenue decreases in our general and industrial and flat panel display markets of $2.2 million and $1.8 million, respectively.

Service revenues consisted mainly of fees for services relating to the maintenance and repair of our products and software services, installation and training. Service revenues increased $2.5 million during the three months ended March 31, 2015, compared to the same period in the prior year. The increase for the three months ended March 31, 2015, compared to the same period in the prior year, is primarily attributed to increases in our semiconductor and medical markets of $1.6 million and $0.7 million, respectively.

Total international net revenues, including product and services, was $93.7 million for the three months ended March 31, 2015, or 43.8% of net revenues, compared to $89.0 million for the three months ended March 31, 2014, or 43.1% of net revenues. The increase for the three months ended March 31, 2015, compared to the same period in the prior year, related mainly to an increase in net revenues in Korea and Taiwan, where we sell primarily into the semiconductor markets.

The following is our net revenues by reportable segment (dollars in millions):

	Three Months Ended March 31,
	2015	2014	% Change
Net revenues:
Advanced Manufacturing Capital Equipment	$179.2	$165.5	8.3%
Global Service	27.7	25.2	10.2
Asia Region Sales	55.4	52.1	6.3
Other	21.2	20.9	1.5
Corporate and Eliminations	(69.7)	(57.3)	(21.7)

Total net revenues	$213.8	$206.4	3.6%

Net revenue increases in our Advanced Manufacturing Capital Equipment and Asia Region Sales segment of 8.3% and 6.3%, respectively, for the three months ended March 31, 2015, compared to the same period in the prior year, were primarily driven by sales into our other advanced markets, primarily analysis metrology, data storage and solar markets.

Net revenues for our Other segment remained relatively flat for the three months ended March 31, 2015, compared to the same period in the prior year.

Gross Profit

	Three Months Ended March 31,
	2015	2014	% Points Change
Gross profit as a percentage of net revenues:
Product	47.0%	44.7%	2.3
Service	34.7	33.4%	1.3

Total gross profit percentage	45.4%	43.3%	2.1

Gross profit on product revenues increased by 2.3 percentage points for the three months ended March 31, 2015, compared to the same period in the prior year. The increase is primarily due to an increase of 1.2 percentage points due to favorable product mix and 0.8 percentage points due to higher revenue volume.

Cost of service revenues, which includes salaries and related expenses and other fixed costs, consists primarily of providing services for repair, software services and training. Gross profit on service revenues increased by 1.3 percentage points for the three months ended March 31, 2015, compared to the same period in the prior year. The increase is primarily attributed to an increase of 2.4 percentage points due to favorable product mix, partially offset by a decrease of 1.4 percentage points due to unfavorable changes in foreign exchange rates.

The following is gross profit as a percentage of net revenues by reportable segment:

	Three Months Ended March 31,
	2015	2014	% Points Change
Gross profit:
Advanced Manufacturing Capital Equipment	43.9%	40.5%	3.4
Global Service	34.7	33.4	1.3
Asia Region Sales	12.5	17.4	(4.9)
Other	32.3	32.3	—
Corporate and Eliminations	7.2	3.4	3.8

Total gross profit	45.4%	43.3%	2.1%

Gross profit for the Advanced Manufacturing Capital Equipment segment increased 3.4 percentage points for the three months ended March 31, 2015, compared to the same period in the prior year. This increase is primarily attributed to favorable product mix and increased revenue.

Gross profit for the Asia Region Sales segment decreased 4.9 percentage points for the three months ended March 31, 2015, compared to the same period in the prior year. This decrease is primarily attributed to unfavorable changes in foreign exchange rates, partially offset by favorable product mix.

Gross profit for the Other segment remained flat for the three months ended March 31, 2015, compared to the same period in the prior year.

Research and Development

	Three Months Ended March 31,
(dollars in millions)	2015	2014	% Change
Research and development expenses	$16.7	$15.6	6.8%

Research and development expenses increased $1.1 million for the three months ended March 31, 2015, compared to the same period in the prior year. The increase is primarily attributed to an increase of $0.5 million for project materials and $0.2 million in compensation related expenses.

Our research and development efforts are primarily focused on developing and improving our instruments, components, subsystems and process control solutions to improve process performance and productivity.

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

Selling, General and Administrative

	Three Months Ended March 31,
(dollars in millions)	2015	2014	% Change
Selling, general and administrative expenses	$30.9	$34.6	(10.8)%

Selling, general and administrative expenses decreased by $3.7 million in the three months ended March 31, 2015, compared to the same period in the prior year. The decrease is primarily attributed to a $1.1 million decrease in consulting and professional fees, a $1.1 million favorable impact of changes in foreign exchange rates, a $0.5 million decrease in compensation related expenses, a $0.3 million decrease in information technology related expenses and a $0.3 million decrease in bad debt expense.

Acquisition Costs

	Three Months Ended March 31,
(dollars in millions)	2015	2014	% Change
Acquisition costs	$—	$0.2	(86.9)%

We incurred $30 thousand of acquisition costs in the three months ended March 31, 2015, which was comprised primarily of legal fees related to the Precisive acquisition that was completed on March 17, 2015. We incurred $0.2 million of acquisition costs in the three months ended March 31, 2014, comprising of legal and filing fees related to our acquisition of the Granville-Phillips division of Brooks Automation, Inc., which closed during the second quarter of 2014.

Restructuring

	Three Months Ended March 31,
(dollars in millions)	2015	2014	% Change
Restructuring	$0.8	$0.7	5.5%

The three months ended March 31, 2015 includes restructuring charges primarily related to severance costs associated with a reduction in workforce of approximately 120 people, primarily at one of our foreign manufacturing sites as we outsourced a non-core manufacturing process. The three months ended March 31, 2014 includes restructuring charges primarily related to severance costs associated with a reduction in workforce of approximately 65 people throughout the Company.

Amortization of Intangible Assets

	Three Months Ended March 31,
(dollars in millions)	2015	2014	% Change
Amortization of intangible assets	$1.7	$0.4	307.8%

Amortization expense increased by $1.3 million for the three months ended March 31, 2015, compared to the same period in the prior year. The increase is primarily attributed to increases in amortization expense from the intangible assets acquired through our Granville-Phillips acquisition that was completed in May 2014.

Interest Income, Net

	Three Months Ended March 31,
(dollars in millions)	2015	2014	% Change
Interest income, net	$0.5	$0.2	113.8%

Interest income, increased by $0.3 million for the three months ended March 31, 2015, compared to the same period in the prior year. The increase is attributed to a change in the mix of our investment portfolio.

Provision for Income Taxes

	Three Months Ended March 31,
(dollars in millions)	2015	2014	% Change
Provision for income taxes	$13.7	$6.8	102.8%

Our effective tax rate for the three months ended March 31, 2015 and 2014 was 28.9% and 17.8%, respectively. The effective tax rate for the three months ended March 31, 2015 was lower than the U.S. statutory tax rate due to the impact of lower tax rates on profits earned by our international subsidiaries and the impact of the deduction for domestic production activities. The effective tax rate for the three months ended March 31, 2014 was lower than the U.S. statutory tax rate due to the discrete release of income tax reserves related to the effective settlement of a foreign tax examination and the impact of lower tax rates on profits earned by our foreign subsidiaries .

Our future effective tax rate depends on various factors, including the impact of tax legislation, the geographic composition of our pre-tax income, and changes in tax reserves for unrecognized tax benefits. We monitor these factors and timely adjust our estimates of the effective tax rate accordingly. We expect that the geographic mix of pre-tax income will continue to have a favorable impact on our effective tax rate, however the geographic mix of pre-tax income can change based on multiple factors resulting in changes to the effective tax rate in future periods.

Additionally, the effective tax rate could be adversely affected by changes in the valuation of deferred tax assets and liabilities. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate sufficient future taxable income in the United States. We have a deferred tax asset of $20.7 million related to a capital loss carryforward for which a full valuation allowance has been recorded. This capital loss expires at December 31, 2015 and it is expected that we will write-off this asset against the valuation allowance in the fourth quarter. We expect no impact to our effective tax rate from this adjustment.

While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from our accrued positions as a result of uncertain and complex application of tax law and regulations. We and our subsidiaries are subject to examination by federal, state and foreign tax authorities. The Internal Revenue Service commenced an examination of our U.S. federal tax filings for open tax years 2011 through 2013 during the three months ended March 31, 2015. Additionally, the recognition and measurement of certain tax benefits include estimates and judgment by management. Accordingly, we could record additional provisions or benefits for U.S. federal, state, and foreign taxes matters in future periods as new information becomes available.

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments totaled $351.3 million at March 31, 2015, compared to $435.0 million at December 31, 2014.

Net cash provided by operating activities was $19.6 million for the three months ended March 31, 2015 and resulted mainly from net income of $33.8 million, which included non-cash charges of $12.0 million offset by increases in working capital of $25.6 million. The net increase in working capital was primarily due to an increase in trade accounts receivable of $19.0 million, an increase in inventories of $12.8 million, an increase in other current assets of $5.0 million and a decrease in accrued compensation of $4.9 million. These increases in working capital were offset by a decrease in other assets of $7.8 million, an increase in accounts payable of $3.6 million, an increase in other current and non-current liabilities of $2.7 million and an increase in net income taxes of $2.0 million.

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

Net cash used in investing activities of $121.1 million for the three months ended March 31, 2015 resulted primarily from $108.7 million of net purchases of short-term and long-term investments, $9.9 million of net cash primarily used for the acquisition of Precisive and $2.5 million in purchases of production related equipment. Net cash used in investing activities of $2.0 million for the three months ended March 31, 2014 resulted primarily from $3.1 million in purchases of production related equipment, partially offset by $1.0 million in net sales and maturities of short-term and long-term investments.

Net cash used in financing activities was $10.4 million for the three months ended March 31, 2015 and consisted primarily of $8.8 million of dividend payments made to common stockholders and $2.1 million of net payments related to tax payments for employee stock awards. Net cash used in financing activities was $10.1 million for the three months ended March 31, 2014 and consisted primarily of $8.6 million of dividend payments made to common stockholders, $0.9 million related to the repurchase of common stock and $0.8 million of net payments related to tax payments for employee stock awards.

Our Japanese subsidiary has lines of credit and short-term borrowing arrangements with two financial institutions which generally expire and are renewed at three month intervals. The lines of credit provide for aggregate borrowings as of March 31, 2015 of up to an equivalent of $19.2 million U.S. dollars. One of the borrowing arrangements has an interest rate based on the Tokyo Interbank Offer Rate at the time of borrowing and the other has an interest rate based on the Japanese Short-term Prime Lending Rate. There were no borrowings outstanding under these arrangements at March 31, 2015 and December 31, 2014.

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

During the three months ended March 31, 2015, we did not repurchase any shares of common stock. During the three months ended March 31, 2014, we repurchased approximately 32,000 shares of our common stock for $0.9 million at an average price of $29.81 per share.

During the three months ended March 31, 2015, our Board of Directors declared a quarterly dividend of $0.165 that totaled $8.8 million. During the three months ended March 31, 2014, our Board of Directors declared a quarterly dividend of $0.16 per share that totaled $8.6 million.

On May 4, 2015, the Board of Directors declared a quarterly cash dividend of $0.17 per share to be paid on June 12, 2015 to stockholders of record as of June 1, 2015. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of our Board of Directors.

Our total cash and cash equivalents and short-term marketable investments at March 31 2015 consisted of $172.7 million held in the U.S. and $178.6 million held by our foreign subsidiaries, substantially all of which would be subject to tax in the United States if returned to the United States. We believe our existing United States cash and short-term investment balances are adequate to meet domestic operating needs, including estimated working capital, planned capital expenditure requirements and any future cash dividends, if declared, during the next twelve months and the foreseeable future.

As previously noted, we completed the acquisition of Precisive on March 17, 2015, for approximately $12.2 million, net of cash acquired of $0.4 million subject to final working capital adjustments. The purchase price includes a deferred payment amount of $2,600 to cover any potential indemnification claims, which amount will be paid to the sellers after 15 months assuming there are no indemnification claims.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods and services to customers in an amount that reflects the consideration that the company expects to be entitled to in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and assets recognized from costs incurred to obtain or fulfill a contract. This pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, in March 2015 the FASB proposed a one-year deferral. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have not yet selected a transition method. We are currently evaluating the requirements of ASU No. 2014-09 and have not yet determined its impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” Under this ASU, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, and for annual and interim periods thereafter. This ASU is not expected to have an impact on our financial statements or disclosures.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information concerning market risk is contained in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on February 25, 2015. As of March 31 2015, there were no material changes in our exposure to market risk from December 31, 2014.

ITEM 4.         CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS.

We are subject to various legal proceedings and claims, which have arisen in the ordinary course of business.

In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 1A.         RISK FACTORS.

Information regarding risk factors affecting the Company’s business are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 in the section entitled “Risk Factors.” There have been no material changes from the risks disclosed therein.

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

MKS INSTRUMENTS, INC.

May 6, 2015	By:	/s/ Seth H. Bagshaw
Seth H. Bagshaw
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)