Form 10-Q
period 2015-06-30
MKS INSTRUMENTS INC
filed 2015-08-05
CIK 1049502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of July 29, 2015, the registrant had 53,380,341 shares of common stock outstanding.

MKS INSTRUMENTS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MKS INSTRUMENTS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$178,319	$305,437
Short-term investments	177,433	129,594
Trade accounts receivable, net	124,553	106,362
Inventories, net	165,590	155,169
Deferred income taxes	13,570	14,017
Other current assets	28,203	27,512

Total current assets	687,668	738,091
Property, plant and equipment, net	69,898	72,776
Long-term investments	256,855	157,201
Goodwill	200,212	192,381
Intangible assets, net	47,822	46,389
Other assets	17,878	17,206

Total assets	$1,280,333	$1,224,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,054	$34,166
Accrued compensation	23,641	26,970
Income taxes payable	8,615	6,702
Other current liabilities	45,668	35,789

Total current liabilities	111,978	103,627
Other liabilities	38,919	38,595
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred Stock, $0.01 par value per share, 2,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, no par value, 200,000,000 shares authorized; 53,367,109 and 53,154,666 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	113	113
Additional paid-in capital	739,567	734,732
Retained earnings	395,455	349,061
Accumulated other comprehensive loss	(5,699)	(2,084)

Total stockholders’ equity	1,129,436	1,081,822

Total liabilities and stockholders’ equity	$1,280,333	$1,224,044

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues:
Products	$188,281	$157,466	$374,377	$338,652
Services	29,685	27,231	57,428	52,398

Total net revenues	217,966	184,697	431,805	391,050
Cost of revenues:
Cost of products	99,849	87,513	198,501	187,724
Cost of services	19,319	17,549	37,460	34,319

Total cost of revenues (exclusive of amortization shown separately below)	119,168	105,062	235,961	222,043

Gross profit	98,798	79,635	195,844	169,007
Research and development	17,567	15,421	34,247	31,039
Selling, general and administrative	33,269	32,239	64,136	66,830
Acquisition costs	—	271	30	499
Restructuring	219	—	1,007	747
Amortization of intangible assets	1,709	1,044	3,380	1,454

Income from operations	46,034	30,660	93,044	68,438
Interest income	828	243	1,369	495
Interest expense	38	12	75	29

Income before income taxes	46,824	30,891	94,338	68,904
Provision for income taxes	13,604	9,667	27,332	16,435

Net income	$33,220	$21,224	$67,006	$52,469

Other comprehensive (loss) income:
Changes in value of financial instruments designated as cash flow hedges, net of tax benefit(1)	$(332)	$(682)	$(1,078)	$(845)
Foreign currency translation adjustments, net of tax of $0	612	1,973	(2,594)	1,994
Unrealized gain on investments, net of tax (benefit) expense (2)	(202)	7	57	43

Total comprehensive income	$33,298	$22,522	$63,391	$53,661

Net income per share:
Basic	$0.62	$0.40	$1.26	$0.98

Diluted	$0.62	$0.40	$1.25	$0.98

Cash dividends per common share	$0.17	$0.165	$0.335	$0.325

Weighted average common shares outstanding:
Basic	53,384	53,361	53,299	53,386

Diluted	53,589	53,537	53,559	53,657

(1)	Tax (benefit) was $(178) and $(428) for the three months ended June 30, 2015 and 2014, respectively. Tax (benefit) was $(387) and $(536) for the six months ended June 30, 2015 and 2014, respectively.
(2)	Tax (benefit) expense was $(108) and $4 for the three months ended June 30, 2015 and 2014, respectively. Tax expense was $21 and $28 for the six months ended June 30, 2015 and 2014, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$67,006	$52,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,082	8,965
Stock-based compensation	6,778	5,998
Provision for excess and obsolete inventory	6,335	5,532
Provision for bad debt	(105)	329
Deferred income taxes	342	1,396
Excess tax benefits from stock-based compensation	(869)	(348)
Other	203	24
Changes in operating assets and liabilities:
Trade accounts receivable	(18,787)	15,842
Inventories	(18,471)	(11,804)
Income taxes	6,404	(18,235)
Other current assets	(5,964)	(3,749)
Accrued compensation	(2,439)	(19,662)
Other current and non-current liabilities	6,862	4,518
Accounts payable	(26)	(13,538)
Other assets	(155)	77

Net cash provided by operating activities	58,196	27,814

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(9,910)	(86,950)
Purchases of investments	(264,586)	(231,293)
Maturities of investments	88,857	154,505
Sales of investments	28,229	154,992
Purchases of property, plant and equipment	(5,334)	(7,255)
Other	5	135

Net cash used in investing activities	(162,739)	(15,866)

Cash flows from financing activities:
Proceeds from short-term borrowings	2,020	—
Payments of short-term borrowings	(2,020)	—
Repurchase of common stock	(4,341)	(20,809)
Net payments related to employee stock awards	(1,124)	(11)
Dividend payments to common stockholders	(17,868)	(17,326)
Excess tax benefits from stock-based compensation	869	348

Net cash used in financing activities	(22,464)	(37,798)

Effect of exchange rate changes on cash and cash equivalents	(111)	(263)

Decrease in cash and cash equivalents	(127,118)	(26,113)
Cash and cash equivalents at beginning of period	305,437	288,902

Cash and cash equivalents at end of period	$178,319	$262,789

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1)	Basis of Presentation

The terms “MKS” and the “Company” refer to MKS Instruments, Inc. and its subsidiaries. The interim financial data as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 are unaudited; however, in the opinion of MKS, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The consolidated balance sheet presented as of December 31, 2014 has been derived from the audited consolidated financial statements as of that date. The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by United States generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the MKS Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on February 25, 2015.

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

2)	Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods and services to customers in an amount that reflects the consideration that the company expects to be entitled to in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and assets recognized from costs incurred to obtain or fulfill a contract. This pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, in March 2015, the FASB proposed a one-year deferral and, in July 2015, the FASB agreed to defer by one year the mandatory effective date of its revenue recognition standard, but will also provide entities the option to adopt it as of the original effective date. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company has not yet selected a transition method. The Company is currently evaluating the requirements of ASU No. 2014-09 and has not yet determined its impact on the Company’s consolidated financial statements.

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

3)	Investments

The fair value of short-term investments with maturities or estimated lives of less than one year consists of the following:

	June 30, 2015	December 31, 2014
Available-for-sale investments:
Time deposits and certificates of deposit	$23,630	$20,900
Asset-backed securities	155	—
Bankers’ acceptance drafts	222	82
Commercial paper	3,450	—
Corporate obligations	59,719	24,020
Municipal bonds	7,057	2,099
U.S. agency obligations	83,200	82,493

	$177,433	$129,594

The fair value of long-term investments with maturities of more than one year consists of the following:

	June 30, 2015	December 31, 2014
Available-for-sale investments:
Time deposits and certificates of deposit	$—	$48
Asset-backed securities	140,677	75,674
Corporate obligations	103,570	64,669
Municipal bonds	605	1,254
U.S. agency obligations	12,003	15,556

	$256,855	$157,201

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

The following tables show the gross unrealized gains and (losses) aggregated by investment category for short-term and long-term available-for-sale investments:

As of June 30, 2015:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Short-term investments:
Time deposits and certificates of deposit	$23,630	$—	$—	$23,630
Asset-backed securities	256	—	(101)	155
Bankers’ acceptance drafts	222	—	—	222
Commercial paper	3,449	1	—	3,450
Corporate obligations	59,735	7	(23)	59,719
Municipal bonds	7,055	6	(4)	7,057
U.S. agency obligations	83,176	25	(1)	83,200

	$177,523	$39	$(129)	$177,433

Long-term investments:
Asset-backed securities	$140,695	$50	$(68)	$140,677
Corporate obligations	103,709	17	(156)	103,570
Municipal bonds	615	—	(10)	605
U.S. agency obligations	11,998	6	(1)	12,003

	$257,017	$73	$(235)	$256,855

As of December 31, 2014:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Short-term investments:
Time deposits and certificates of deposit	$20,901	$—	$(1)	$20,900
Bankers’ acceptance drafts	82	—	—	82
Corporate obligations	24,029	2	(11)	24,020
Municipal bonds	2,100	—	(1)	2,099
U.S. agency obligations	82,488	14	(9)	82,493

	$129,600	$16	$(22)	$129,594

Long-term investments:
Time deposits and certificates of deposit	$48	$—	$—	$48
Asset-backed securities	75,778	5	(109)	75,674
Corporate obligations	64,842	1	(174)	64,669
Municipal bonds	1,258	—	(4)	1,254
U.S. agency obligations	15,563	2	(9)	15,556

	$157,489	$8	$(296)	$157,201

Interest income is accrued as earned. Dividend income is recognized as income on the date the stock trades “ex-dividend.” The cost of marketable securities sold is determined by the specific identification method. Realized gains or (losses) are reflected in income and were immaterial for both the three and six months ended June 30, 2015 and 2014, respectively.

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

Assets and liabilities of the Company are measured at fair value on a recurring basis as of June 30, 2015 and are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$95,975	$95,975	$—	$—
Bankers’ acceptance drafts	48	—	48	—
Available-for-sale investments:
Bankers’ acceptance drafts	222	—	222	—
Time deposits and certificates of deposit	23,630	—	23,630	—
Commercial paper	3,450	—	3,450	—
Asset-backed securities	140,832	—	140,832	—
Corporate obligations	163,289	—	163,289	—
Municipal bonds	7,662	—	7,662	—
U.S. agency obligations	95,203	—	95,203	—
Derivatives – currency forward contracts	801	—	801	—

Total assets	$531,112	$95,975	$435,137	$—

Liabilities:
Derivatives – currency forward contracts	$535	$—	$535	$—

Reported as follows:
Assets:
Cash and cash equivalents(1)	$96,023	$95,975	$48	$—
Short-term investments	177,433	—	177,433	—
Other current assets	801	—	801	—

Total current assets	$274,257	$95,975	$178,282	$—

Long-term investments	$256,855	$—	$256,855	$—

Liabilities:
Other current liabilities	$535	$—	$535	$—

(1)	The cash and cash equivalent amounts presented in the table above do not include cash of $66,273 and non-negotiable time deposits of $16,023 as of June 30, 2015.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2014, are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$129,092	$129,092	$—	$—
Bankers acceptance drafts	131	—	131	—
Corporate obligations	700	—	700	—
Available-for-sale investments:
Time deposits and certificates of deposit	20,948	—	20,948	—
Asset-backed securities	75,674	—	75,674	—
Bankers acceptance drafts	82	—	82	—
Corporate obligations	88,689	—	88,689	—
Municipal bonds	3,353	—	3,353	—
U.S. agency obligations	98,049	—	98,049	—
Derivatives – currency forward contracts	2,110	—	2,110	—

Total assets	$418,828	$129,092	$289,736	$—

Reported as follows:
Assets:
Cash and cash equivalents(1)	$129,923	$129,092	$831	$—
Short-term investments	129,594	—	129,594	—
Other current assets	2,110	—	2,110	—

Total current assets	$261,627	$129,092	$132,535	$—

Long-term investments	$157,201	$—	$157,201	$—

(1)	The cash and cash equivalent amounts presented in the table above do not include cash of $167,517 and non-negotiable time deposits of $7,997 as of December 31, 2014.

Money Market Funds

Money market funds are cash and cash equivalents and are classified within Level 1 of the fair value hierarchy.

Bankers’ Acceptance Drafts

Bankers’ acceptance drafts are short-term credit investments created by a non-financial firm and guaranteed by a bank. These drafts are often traded at a discount from face value and may be traded on a secondary market.

Available-For-Sale Investments

As of June 30, 2015 and December 31, 2014, available-for-sale investments consisted of time deposits and drafts denominated in the Euro currency, certificates of deposit, commercial paper, asset-backed securities (which include auto loans, credit card receivables and equipment trust receivables), bankers acceptance drafts, corporate obligations, municipal bonds and U.S. agency obligations. The Company measures its debt and equity investments at fair value.

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

As of June 30, 2015 and December 31, 2014, the Company had outstanding forward foreign exchange contracts with gross notional values of $91,280 and $28,650, respectively. The following tables provide a summary of the primary net hedging positions and corresponding fair values held as of June 30, 2015 and December 31, 2014:

	June 30, 2015
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value(1) Asset/(Liability)
U.S. Dollar/Japanese Yen	$25,695	$392
U.S. Dollar/South Korean Won	43,030	172
U.S. Dollar/Euro	5,675	1
U.S. Dollar/U.K. Pound Sterling	4,115	(124)
U.S. Dollar/Taiwan Dollar	12,765	(175)

Total	$91,280	$266

(1)	Represents the fair value of the net asset / (liability) amount included in the consolidated balance sheet.

	December 31, 2014
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value (1) Asset/(Liability)
U.S. Dollar/Japanese Yen	$8,035	$1,107
U.S. Dollar/South Korean Won	12,512	372
U.S. Dollar/Euro	2,060	185
U.S. Dollar/U.K. Pound Sterling	1,308	70
U.S. Dollar/Taiwan Dollar	4,735	232

Total	$28,650	$1,966

(1)	Represents the fair value of the net asset / (liability) amount included in the consolidated balance sheet.

The following table provides a summary of the fair value amounts of the Company’s derivative instruments:

	June 30, 2015	December 31, 2014
Derivative assets:
Forward exchange contracts	$801	$1,966
Derivative liabilities:
Forward exchange contracts	(535)	—

Total net derivative asset designated as hedging instruments(1)	$266	$1,966

(1)	The derivative asset of $801 and derivative liability of $(535) are classified in other current assets and other current liabilities in the consolidated balance sheet as of June 30, 2015. The derivative asset of $1,966 is classified in other current assets in the consolidated balance sheet as of December 31, 2014. These foreign exchange contracts are subject to a master netting agreement with one financial institution. However, the Company has elected to record these contracts on a gross basis in the balance sheet.

The net amount of existing gains or losses as of June 30, 2015 that the Company expects to reclassify from accumulated OCI into earnings within the next twelve months is immaterial.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

The following table provides a summary of the (losses) gains on derivatives designated as hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Designated as Cash Flow Hedging Relationships	2015	2014	2015	2014
Forward exchange contracts:
Net (loss) recognized in OCI(1)	$(1,430)	$(1,230)	$(3,520)	$(1,564)
Net gain (loss) reclassified from accumulated OCI into income(2)	$716	$(76)	$1,909	$(151)

(1)	Net change in the fair value of the effective portion classified in OCI.
(2)	Effective portion classified in cost of products for the three and six months ended June 30, 2015 and 2014. The tax effect of the gains or losses reclassified from accumulated OCI into income is immaterial.

The following table provides a summary of (losses) gains on derivatives not designated as hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	2015	2014	2015	2014
Forward exchange contracts:
Net (loss) recognized in income(1)	$(108)	$(204)	$(10)	$(98)

(1)	The Company enters into foreign exchange contracts to hedge against changes in the balance sheet for certain subsidiaries. These derivatives are not designated as hedging instruments and are recorded immediately in selling, general and administrative expenses.

6)	Inventories

Inventories consist of the following:

	June 30, 2015	December 31, 2014
Raw materials	$85,067	$81,121
Work-in-process	27,765	26,604
Finished goods	52,758	47,444

	$165,590	$155,169

7)	Acquisitions

Precisive, LLC

On March 17, 2015, the Company acquired 100% of Precisive, LLC (“Precisive”), for $12,085, net of cash acquired of $435. The purchase price includes a deferred payment amount of $2,600 to cover any potential indemnification claims, which amount will be paid to the sellers after 15 months assuming there are no indemnification claims. Precisive is an innovative developer of optical analyzers based on Tunable Filter Spectroscopy, which provide real-time gas analysis in the natural gas and hydrocarbon processing industries, including refineries, hydrocarbon processing plants, gas-to-power machines, biogas processes and fuel gas transportation and metering, while delivering customers a lower total cost of ownership.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$693
Non-current assets	18
Intangible assets	5,110
Goodwill	7,042

Total assets acquired	12,863

Total current liabilities assumed	(343)

Fair value of assets acquired and liabilities assumed	12,520

Less cash acquired	(435)

Total purchase price, net of cash acquired	$12,085

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

The entire purchase price is deductible for tax purposes. The following table reflects the allocation of the acquired intangible assets and related estimates of useful lives. These acquired intangibles will be amortized on a straight-line basis, which approximates the pattern of use.

Order backlog	$50	18 months
Customer relationships	1,430	8 years
Exclusive patent license	2,600	10 years
Trade names	210	10 years
Current developed technology	820	10 years

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

The results of this acquisition were included in the Company’s consolidated operations beginning on March 17, 2015. The pro forma consolidated statements reflecting the operating results of Precisive, had it been acquired January 1, 2014, would not differ materially from the operating results of the Company as reported for the three and six months ended June 30, 2015. Precisive is included in the Company’s Instruments, Control and Vacuum Products group and the Advanced Manufacturing Capital Equipment reportable segment. The revenue and net earnings from Precisive, since the date of acquisition through the period ended June 30, 2015, were immaterial.

Granville-Phillips

On May 30, 2014, the Company acquired Granville-Phillips (“GP”), a division of Brooks Automation, Inc. (“Brooks”), for $86,950. GP is a leading global provider of vacuum measurement and control instruments to the semiconductor, thin film and general industrial markets. The acquisition aligns with the Company’s current strategy to grow its semiconductor business, while diversifying into other high growth advanced markets.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Inventory	$5,198
Property and equipment	299
Other assets	191
Intangible assets	38,850
Goodwill	42,587
Warranty liability	(175)

Total purchase price	$86,950

The entire purchase price is deductible for tax purposes. The following table reflects the allocation of the acquired intangible assets and related estimates of useful lives. These acquired intangibles will be amortized on a straight-line basis.

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

The changes in the carrying amount of goodwill and accumulated impairment (loss) during the six months ended June 30, 2015 and year ended December 31, 2014 were as follows:

	Six Months Ended June 30,			Twelve Months Ended December 31,
	2015			2014
	Gross Carrying Amount	Accumulated Impairment (Loss)	Net	Gross Carrying Amount	Accumulated Impairment (Loss)	Net
Beginning balance at January 1	$331,795	$(139,414)	$192,381	$290,323	$(139,414)	$150,909
Acquired goodwill(1)	8,017	—	8,017	41,993	—	41,993
Foreign currency translation	(186)	—	(186)	(521)	—	(521)

Ending balance at June 30, 2015 and December 31, 2014	$339,626	$(139,414)	$200,212	$331,795	$(139,414)	$192,381

(1)	During 2015, the Company recorded $7,042 of goodwill related to the March 17, 2015 acquisition of Precisive. During the second quarter of 2015, the Company recorded a purchase accounting adjustment of $975 primarily related to an inventory valuation adjustment related to the May 30, 2014 acquisition of GP. During the second quarter of 2014, the Company recorded $41,612 of goodwill related to the acquisition of GP. During the first quarter of 2014, the Company recorded a purchase accounting adjustment of $381 related to the March 12, 2013 purchase of Alter S.r.l.

Intangible Assets

Components of the Company’s intangible assets are comprised of the following:

As of June 30, 2015:	Gross	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology(1)	$101,200	$(81,101)	$(63)	$20,036
Customer relationships(1)	37,251	(14,527)	171	22,895
Patents, trademarks, trade names and other(1)	30,396	(25,551)	46	4,891

	$168,847	$(121,179)	$154	$47,822

(1)	During the three months ended March 31, 2015, the Company recorded $5,110 of separately identified intangible assets related to the Precisive acquisition, of which $820 was completed technology, $1,430 was customer relationships and $2,860 was patents, trademarks, trade names and other.

As of December 31, 2014:	Gross	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology(1)	$100,380	$(79,875)	$135	$20,640
Customer relationships(1)	35,821	(12,634)	280	23,467
Patents, trademarks, trade names and other(1)	27,536	(25,290)	36	2,282

	$163,737	$(117,799)	$451	$46,389

(1)	During 2014, the Company recorded $38,850 of separately identified intangible assets related to the May 30, 2014 acquisition of GP, of which $15,700 was completed technology, $21,250 was customer relationships and $1,900 was patents, trademarks, trade names and other.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

Aggregate amortization expense related to acquired intangibles for the three and six months ended June 30, 2015 was $1,709 and $3,380, respectively. Aggregate amortization expense related to acquired intangibles for the three and six months ended June 30, 2014 was $1,044 and $1,454, respectively. Estimated amortization expense for each of the remaining fiscal years is as follows:

Year	Amount
2015 (remaining)	$3,399
2016	6,696
2017	6,624
2018	6,608
2019	6,595
2020	6,510
Thereafter	11,390

9)	Other Assets

	June 30, 2015	December 31, 2014
Other Current Assets:
Prepaid income tax	$6,482	$4,698
Income tax receivable	6,081	10,322
Other	15,640	12,492

Total other current assets	$28,203	$27,512

Other Assets:
Deferred tax assets, net	$7,583	$7,202
Long-term income tax receivable	8,258	8,092
Other	2,037	1,912

Total other assets	$17,878	$17,206

10)	Other Liabilities

	June 30, 2015	December 31, 2014
Other Current Liabilities:
Customer prepayments	$8,060	$2,746
Product warranties	5,876	6,266
Deferred revenue	6,194	8,283
Other	25,538	18,494

Total other current liabilities	$45,668	$35,789

Other Liabilities:
Long-term income tax payable	$20,482	$20,203
Accrued compensation	12,628	12,068
Other	5,809	6,324

Total other liabilities	$38,919	$38,595

11)	Debt

The Company’s Japanese subsidiary has lines of credit and short-term borrowing arrangements with two financial institutions which arrangements generally expire and are renewed at three month intervals. The lines of credit provided for aggregate borrowings as of June 30, 2015 of up to an equivalent of $18,768 U.S. dollars. One of the borrowing arrangements has an interest rate based on the Tokyo Interbank Offer Rate at the time of borrowing and the other has an interest rate based on the Japanese Short-term Prime Lending Rate. There were no borrowings outstanding under these arrangements at June 30, 2015 and December 31, 2014.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

12)	Product Warranties

The Company records the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by shipment volume, product failure rates, utilization levels, material usage, and supplier warranties on parts delivered to the Company. Should actual product failure rates, utilization levels, material usage, or supplier warranties on parts differ from the Company’s estimates, revisions to the estimated warranty liability would be required. The product warranty liability is included in other current liabilities in the consolidated balance sheets.

Product warranty activities were as follows:

	Six Months Ended June 30,
	2015	2014
Beginning of period	$6,266	$6,956
Provision for product warranties	2,095	1,589
Direct charges to warranty liability	(2,434)	(1,476)
Foreign currency translation	(51)	48

End of period	$5,876	$7,117

13)	Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2015 was 29.1% and 29.0%, respectively. The effective tax rate for the three and six months ended June 30, 2015 was lower than the U.S. statutory tax rate primarily due to the geographic mix of income and profits earned by the Company’s international subsidiaries being taxed at rates lower than the U.S. statutory tax rate and the deduction for domestic production activities. The Company’s effective tax rate for the three and six months ended June 30, 2014 was 31.3% and 23.9%, respectively. The effective tax rate for the three months ended June 30, 2014 was lower than the U.S. statutory tax rate due to the impact of lower tax rates on foreign income and the deduction for domestic production activities. The effective tax rate for the six months ended June 30, 2014 was lower than the U.S. statutory tax rate primarily due to the discrete release of income tax reserves related to the effective settlement of a foreign tax examination in the quarter ended March 31, 2014.

At June 30, 2015, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $19,508. At December 31, 2014, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $19,610. The net decrease from December 31, 2014 was attributable to a release of reserves for uncertain tax positions due to the expiration of the statute of limitations related to a previously open tax year. As of June 30, 2015, if these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of $11,524, excluding interest and penalties, would impact the Company’s effective tax rate. The Company accrues interest expense, and if applicable, penalties, for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. At June 30, 2015 and December 31, 2014, the Company had accrued interest on unrecognized tax benefits of approximately $701 and $578, respectively.

Over the next 12 months it is reasonably possible that the Company may recognize approximately $950 of previously net unrecognized tax benefits related to various U.S. federal, state and foreign tax positions primarily as a result of the expiration of certain statutes of limitations.

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

14)	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income	$33,220	$21,224	$67,006	$52,469

Denominator:
Shares used in net income per common share – basic	53,384,000	53,361,000	53,299,000	53,386,000
Effect of dilutive securities:
Stock options, restricted stock and employee stock purchase plan	205,000	176,000	260,000	271,000

Shares used in net income per common share – diluted	53,589,000	53,537,000	53,559,000	53,657,000

Net income per common share:
Basic	$0.62	$0.40	$1.26	$0.98
Diluted	$0.62	$0.40	$1.25	$0.98

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

As of June 30, 2015, stock options and restricted stock units related to an aggregate of approximately 772,000 shares were outstanding. For the three and six months ended June 30, 2015, there were no weighted-average shares of restricted stock units and stock options that were excluded from the computation of diluted weighted-average shares outstanding that would have an anti-dilutive effect on EPS.

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

During the six months ended June 30, 2015, the Company repurchased approximately 116,000 shares of its common stock for $4,341, or an average price of $37.55 per share. During the six months ended June 30, 2014, the Company repurchased approximately 728,000 shares of its common stock for $20,809, or an average price of $28.59 per share.

Cash Dividends

Holders of the Company’s common stock are entitled to receive dividends when they are declared by the Company’s Board of Directors. During the six months ended June 30, 2015, the Company’s Board of Directors declared a cash dividend of $0.165 per share in the first quarter of 2015 and a cash dividend of $0.17 per share in the second quarter of 2015, which totaled $17,868. During the six months ended June 30, 2014, the Company’s Board of Directors declared a cash dividend of $0.16 per share in the first quarter of 2014 and a cash dividend of $0.165 per share in the second quarter of 2014, which totaled $17,326.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

On July 27, 2015, our Board of Directors declared a quarterly cash dividend of $0.17 per share to be paid on September 11, 2015 to shareholders of record as of August 31, 2015. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of the Company’s Board of Directors.

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

The Company’s new reportable segments are Advanced Manufacturing Capital Equipment, Global Service, Asia Region Sales and Other. The primary change to the segment structure was to separate worldwide service from product sales and create a separate reportable segment known as Global Service. Product sales in the Advanced Manufacturing Capital Equipment segment remained with this segment. Asia product sales became a separate reportable segment. The product sales from the operating segments that made up the Analytical Solutions Group and Europe Region sales were combined into the Other segment and are not reported separately as they are individually immaterial and collectively below the separate segment reporting guidelines. The Company has reported corporate expenses and certain intercompany pricing transactions in a Corporate and Eliminations reconciling column. Due to these changes, the results presented under segment reporting for the three and six months ended June 30, 2014 and as of December 31, 2014 reflect the new segments to conform to the current period segment reporting presentation with no impact to the consolidated results of operations.

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

The following is net revenues by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Advanced Manufacturing Capital Equipment	$178,966	$146,479	$358,199	$311,977
Global Service	29,685	27,231	57,428	52,398
Asia Region Sales(1)	56,777	40,790	112,154	92,889
Other	18,796	19,183	40,012	40,076
Corporate and Eliminations	(66,258)	(48,986)	(135,988)	(106,290)

	$217,966	$184,697	$431,805	$391,050

The following is a reconciliation of segment gross profit to consolidated net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gross profit by reportable segment:
Advanced Manufacturing Capital Equipment	$82,552	$59,918	$161,240	$127,025
Global Service	10,366	9,683	19,968	18,080
Asia Region Sales(1)	7,815	6,319	14,736	15,396
Other	5,697	6,678	12,539	13,425
Corporate and Eliminations	(7,632)	(2,963)	(12,639)	(4,919)

Total gross profit by reportable segment	98,798	79,635	195,844	169,007
Operating expenses:
Research and development	17,567	15,421	34,247	31,039
Selling, general and administrative	33,269	32,239	64,136	66,830
Acquisition costs	—	271	30	499
Restructuring	219	—	1,007	747
Amortization of intangible assets	1,709	1,044	3,380	1,454

Income from operations	46,034	30,660	93,044	68,438
Net interest income	790	231	1,294	466

Income before income taxes	46,824	30,891	94,338	68,904
Provision for income taxes	13,604	9,667	27,332	16,435

Net income	$33,220	$21,224	$67,006	$52,469

(1)	The Asia Region Sales segment does not represent total geographical Asia financial information. This sales operation only represents the sales from the resale of Advanced Manufacturing Capital Equipment and Other segment products in their respective regions. The Advanced Manufacturing Capital Equipment and Other segments both have sales in this region. Accordingly, total geographical sales include sales from multiple reportable segments.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

The following is capital expenditures by reportable segment for the three and six months ended June 30, 2015 and 2014:

	Advanced Manufacturing Capital Equipment	Global Service	Asia Region Sales	Other	Corporate and Eliminations	Total
Three Months Ended June 30, 2015:
Capital expenditures	$1,622	$163	$51	$162	$832	$2,830

Six Months Ended June 30, 2015:
Capital expenditures	$3,144	$285	$93	$236	$1,576	$5,334

	Advanced Manufacturing Capital Equipment	Global Service	Asia Region Sales	Other	Corporate and Eliminations	Total
Three Months Ended June 30, 2014:
Capital expenditures	$1,131	$419	$151	$1,462	$994	$4,157

Six Months Ended June 30, 2014:
Capital expenditures	$3,705	$589	$192	$1,537	$1,232	$7,255

The following is depreciation and amortization by reportable segment for the three and six months ended June 30, 2015 and 2014:

	Advanced Manufacturing Capital Equipment	Global Service	Asia Region Sales	Other	Corporate and Eliminations	Total
Three Months Ended June 30, 2015:
Depreciation and amortization	$4,305	$254	$88	$268	$635	$5,550

Six Months Ended June 30, 2015:
Depreciation and amortization	$8,552	$510	$173	$578	$1,269	$11,082

	Advanced Manufacturing Capital Equipment	Global Service	Asia Region Sales	Other	Corporate and Eliminations	Total
Three Months Ended June 30, 2014:
Depreciation and amortization	$3,528	$267	$101	$251	$668	$4,815

Six Months Ended June 30, 2014:
Depreciation and amortization	$6,454	$539	$200	$459	$1,313	$8,965

In connection with the new segment structure, goodwill was allocated to each reportable segment on a relative fair value basis. The Company performed an interim quantitative impairment test as of January 1, 2015 and concluded that the fair values of each reporting unit exceeded their respective carrying values.

Goodwill associated with each of our reportable segments is as follows:

	June 30, 2015	December 31, 2014
Reportable segment:
Advanced Manufacturing Capital Equipment	$174,344	$166,946
Global Service	19,826	19,728
Asia Region Sales	—	—
Other	6,228	6,228
Foreign currency translation	(186)	(521)

Total goodwill	$200,212	$192,381

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

Worldwide Product Information

Because the reportable segment information above does not reflect worldwide sales of the Company’s products, the Company groups its products into three groups of similar products based upon the similarity of product function. Worldwide net revenue for each group of products is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Instruments, Control and Vacuum Products	$110,441	$90,250	$220,877	$191,907
Power and Reactive Gas Products	92,977	79,360	181,476	169,962
Analytical Solutions Products	14,548	15,087	29,452	29,181

	$217,966	$184,697	$431,805	$391,050

Sales of Instruments, Control and Vacuum Products and Power and Reactive Gas Products are included in the Company’s Advanced Manufacturing Capital Equipment, Asia Region Sales, Global Service and Other segments because the products are sold through these segments. Sales of the Analytical Solutions Products are included in the Asia Region Sales, Global Service and Other segments because the products are sold through these segments.

Geographic

Information about the Company’s operations in different geographic regions is presented in the tables below. Net revenues to unaffiliated customers are based on the location in which the sale originated. Transfers between geographic areas are at negotiated transfer prices and have been eliminated from consolidated net revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues:
United States	$123,413	$107,931	$243,594	$225,309
Korea	27,349	19,536	59,421	50,266
Japan	17,046	14,416	34,302	31,343
Asia (excluding Korea and Japan)	30,743	24,002	54,426	45,765
Europe	19,415	18,812	40,062	38,367

	$217,966	$184,697	$431,805	$391,050

	June 30, 2015	December 31, 2014
Long-lived assets:(1)
United States	$56,699	$57,701
Europe	5,717	6,099
Asia	9,520	10,887

	$71,936	$74,687

(1)	Long-lived assets include property, plant and equipment, net and certain other long-term assets, excluding long-term income tax receivable.

Major Customers

The Company had two customers with net revenues greater than 10% of total net revenues in the periods shown as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Customer A	18.1%	18.9%	17.8%	19.6%
Customer B	13.2%	13.8%	12.7%	13.4%

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

17)	Restructuring

The Company recorded restructuring charges of $219 and $1,007 during the three and six months ended June 30, 2015, respectively. The Company recorded restructuring charges of $747 during the six months ended June 30, 2014. The restructuring charges for the three and six months ended June 30, 2015 were primarily for severance associated with a reduction in workforce of approximately 123 people, primarily at one of the Company’s foreign manufacturing sites arising from the outsourcing of a non-core manufacturing process. Restructuring charges for the six months ended June 30, 2014 primarily related to severance costs associated with a reduction in workforce of approximately 75 people throughout the Company.

The activity related to the Company’s restructuring accrual is shown below:

Six Months Ended June 30, 2015
Balance at December 31	$92
Charged to expense	1,007
Payments	(924)

Balance at June 30	$175

18)	Commitments and Contingencies

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

We have a diverse base of customers that includes manufacturers of semiconductor capital equipment and semiconductor devices, thin film capital equipment used in the manufacture of flat panel displays, LEDs, solar cells, data storage media, analysis metrology and other coating applications; and other industrial, medical, pharmaceutical manufacturing, energy generation, environmental monitoring and other advanced manufacturing companies, as well as university, government and industrial research laboratories. For both the six months ended June 30, 2015 and 2014, approximately 71% of our net revenues were from sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers. We expect that sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers will continue to account for a substantial portion of our sales.

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

The Advanced Manufacturing Capital Equipment segment includes the development, manufacture and sales of instruments and control products, power and reactive gas products and vacuum products, all of which are utilized in semiconductor processing and other similar advanced manufacturing processes. Sales in this segment include both external sales and intercompany product sales, which are recorded at transfer prices in accordance with applicable tax requirements.

Our Global Service segment includes the worldwide servicing of instruments and control products, power and reactive gas products and vacuum products, all of which are utilized in semiconductor processing and other similar advanced manufacturing processes. It also includes sales of custom fabrication services.

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

Net revenues from semiconductor capital equipment manufacture and semiconductor device manufacture customers increased by 10% for the six months ended June 30, 2015, compared to the same period in the prior year, and increased sequentially for the previous three quarters starting in the fourth quarter of 2014. The semiconductor capital equipment industry is subject to rapid demand shifts, which are difficult to predict, and we are uncertain as to the timing or extent of future demand or any future weakness in the semiconductor capital equipment industry.

Our net revenues sold to customers in other advanced markets, which exclude semiconductor capital equipment and semiconductor device product applications, increased 11% for the six months ended June 30, 2015, compared to the same period in the prior year. We have had seven consecutive quarters of growth in our other advanced markets starting in the quarter ended December 31, 2013. Revenues from customers in other advanced markets are made up of many different markets, including general industrial, solar, film, medical, analysis metrology and other markets. The increase for the six months ended June 30, 2015, compared to the same period in the prior year, is primarily attributed to increases in solar, data storage and analysis metrology markets.

A significant portion of our net revenues is from sales to customers in international markets. For the six months ended June 30, 2015 and 2014, international net revenues accounted for approximately 44% and 42% of our net revenues, respectively. A significant portion of our international net revenues were in Korea and Japan. We expect that international net revenues will continue to represent a significant percentage of our total net revenues.

On March 17, 2015, we acquired Precisive, LLC (“Precisive”) for $12.1 million, net of cash acquired of $0.4 million. Precisive is an innovative developer of optical analyzers based on Tunable Filter Spectroscopy, which provide real-time gas analysis in the natural gas and hydrocarbon processing industries, including refineries, hydrocarbon processing plants, gas-to-power machines, biogas processes and fuel gas transportation and metering, while delivering customers a lower total cost of ownership.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues:
Product	86.4%	85.3%	86.7%	86.6%
Services	13.6	14.7	13.3	13.4

Total net revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product revenues	45.8	47.4	46.0	48.0
Cost of service revenues	8.9	9.5	8.7	8.8

Total cost of revenues (exclusive of amortization shown separately below)	54.7	56.9	54.7	56.8

Gross profit	45.3	43.1	45.3	43.2
Research and development	8.0	8.4	7.9	7.9
Selling, general and administrative	15.3	17.5	14.9	17.1
Acquisition costs	—	0.1	—	0.1
Restructuring	0.1	—	0.2	0.2
Amortization of intangible assets	0.8	0.5	0.8	0.4

Income from operations	21.1	16.6	21.5	17.5
Interest income, net	0.3	0.1	0.3	0.1

Income from operations before income taxes	21.4	16.7	21.8	17.6
Provision for income taxes	6.2	5.2	6.3	4.2

Net income	15.2%	11.5%	15.5%	13.4%

Net Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2015	2014	% Change	2015	2014	% Change
Product	$188.3	$157.5	19.6%	$374.4	$338.7	10.6%
Service	29.7	27.2	9.0	57.4	52.4	9.6

Total net revenues	$218.0	$184.7	18.0%	$431.8	$391.1	10.4%

Product revenues increased $30.8 million and $35.7 million during the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year. The increase in both periods was primarily attributed to net revenues from semiconductor capital equipment manufacture and semiconductor device manufacture customers, which increased by $25.8 million and $25.2 million during the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year. The remainder of the increase in both periods was primarily attributed to product revenue increases in our other advanced markets including solar, data storage and analysis metrology markets for the three and six months ended June 30, 2015, compared to the same periods in the prior year.

Service revenues consisted mainly of fees for services relating to the maintenance and repair of our products and software services, installation and training. Service revenues increased $2.5 million and $5.0 million during the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year. The increase for the three and six months ended June 30, 2015, compared to the same periods in the prior year, is primarily attributed to increases in our semiconductor and medical markets.

Total international net revenues, including product and services, were $94.6 million and $188.2 million for the three and six months ended June 30, 2015, respectively, compared to $76.8 million and $165.7 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in the prior year. The increase of $17.8 million and $22.5 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year, related mainly to an increase in net revenues in Korea and Taiwan, where we sell primarily into the semiconductor markets.

The following is our net revenues by reportable segment:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2015	2014	% Change	2015	2014	% Change
Net revenues:
Advanced Manufacturing Capital Equipment	$179.0	$146.5	22.2%	$358.2	$312.0	14.8%
Global Service	29.7	27.2	9.0	57.4	52.4	9.6
Asia Region Sales	56.8	40.8	39.2	112.2	92.9	20.7
Other	18.8	19.2	(2.0)	40.0	40.1	(0.2)
Corporate and Eliminations	(66.3)	(49.0)	35.3	(136.0)	(106.3)	27.9

Total net revenues	$218.0	$184.7	18.0%	$431.8	$391.1	10.4%

Net revenue increased in our Asia Region Sales and Advanced Manufacturing Capital Equipment segment by 39.2% and 22.2%, respectively, for the three months ended June 30, 2015, compared to the same period in the prior year. Net revenue increased in our Asia Region Sales and Advanced Manufacturing Capital Equipment segment by 20.7% and 14.8%, respectively, for the six months ended June 30, 2015, compared to the same period in the prior year. The increases in both the three and six month periods were primarily attributed to net revenues from semiconductor capital equipment manufacture and semiconductor device manufacture customers, which increased by 22.0% and 10.0%, respectively, for the three and six month periods ended June 30, 2015, compared to the same periods in the prior year.

Net revenues for our Other segment remained relatively flat for the three and six months ended June 30, 2015, compared to the same period in the prior year. This segment is not impacted as much by the semiconductor capital equipment market.

Gross Profit

	Three Months Ended June 30			Six Months Ended June 30,
	2015	2014	% Points Change	2015	2014	% Points Change
Gross profit as a percentage of net revenues:
Product	47.0%	44.4%	2.6	47.0%	44.6%	2.4
Service	34.9	35.6	(0.7)	34.8	34.5	0.3

Total gross profit	45.3%	43.1%	2.2	45.3%	43.2%	2.1

Gross profit on product revenues increased by 2.6 percentage points for the three months ended June 30, 2015, compared to the same period in the prior year. The increase is primarily due to an increase of 2.8 percentage points due to higher revenue volumes and an increase of 1.1 percentage points from the sale of inventory previously written down to net realizable value. These increases are partially offset by a decrease of 0.8 percentage points due to unfavorable foreign exchange and a decrease of 0.3 percentage points due to unfavorable product mix.

Gross profit on product revenues increased by 2.4 percentage points for the six months ended June 30, 2015, compared to the same period in the prior year. The increase is primarily due to an increase of 1.7 percentage points due to higher revenue volumes and an increase of 0.5 percentage points from the sale of inventory previously written down to net realizable value.

Gross profit on service revenues changed less than one percentage point for the three and six month periods ended June 30, 2015, compared to the same periods in the prior year. Cost of service revenues, includes salaries and related expenses and other fixed costs, consists primarily of providing services for repair, software services and training.

The following is gross profit as a percentage of net revenues by reportable segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Points Change	2015	2014	% Points Change
Gross profit:
Advanced Manufacturing Capital Equipment	46.1%	40.9%	5.2	45.0%	40.7%	4.3
Global Service	34.9	35.6	(0.7)	34.8	34.5	0.3
Asia Region Sales	13.8	15.5	(1.7)	13.1	16.6	(3.5)
Other	30.3	34.8	(4.5)	31.3	33.5	(2.2)
Corporate and Eliminations	11.5	6.0	5.5	9.3	4.6	4.7

Total gross profit	45.3%	43.1%	2.2	45.3%	43.2%	2.1

Gross profit for the Advanced Manufacturing Capital Equipment segment increased 5.2 and 4.3 percentage points for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year. These increases are primarily attributed to increased revenue volume, the sale of inventory previously written down to net realizable value and favorable product mix.

Gross profit for the Asia Region Sales segment decreased 1.7 and 3.5 percentage points for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year. These decreases are primarily attributed to unfavorable changes in foreign exchange rates, partially offset by favorable product mix.

Gross profit for the Other segment decreased 4.5 and 2.2 percentage points for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year. These decreases are primarily attributed to unfavorable product mix.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2015	2014	% Change	2015	2014	% Change
Research and development expenses	$17.6	$15.4	13.9%	$34.2	$31.0	10.3%

Research and development expenses increased $2.2 million for the three months ended June 30, 2015, compared to the same period in the prior year. The increase is primarily attributed to an increase of $1.2 million in compensation-related expenses of which $0.5 million related to Granville-Phillips, which was acquired in 2014, and $0.6 million for project materials.

Research and development expenses increased $3.2 million for the six months ended June 30, 2015, compared to the same period in the prior year. The increase is primarily attributed to an increase of $1.4 million in compensation-related expenses of which $1.1 million related to Granville-Phillips, which was acquired in 2014, and $1.1 million were for project materials.

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

Selling, General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2015	2014	% Change	2015	2014	% Change
Selling, general and administrative expenses	$33.3	$32.2	3.2%	$64.1	$66.8	(4.0)%

Selling, general and administrative expenses increased by $1.1 million in the three months ended June 30, 2015, compared to the same period in the prior year. The increase is primarily attributed to a $0.8 million unfavorable impact of changes in foreign exchange rates, a $0.6 million increase in commission related expenses, and a $0.4 million increase in compensation-related expenses, partially offset by a $0.5 million decrease in consulting and professional fees, and a $0.3 million decrease in information technology related expenses.

Selling, general and administrative expenses decreased by $2.7 million in the six months ended June 30, 2015, compared to the same period in the prior year. The decrease is primarily attributed to a $1.6 million decrease in consulting and professional fees, a $0.6 million decrease in information technology related expenses, a $0.4 million decrease in bad debt expense, a $0.3 million favorable impact of changes in foreign exchange rates, and a $0.1 million decrease in compensation-related expenses, partially offset by a $0.4 million increase in commission related expenses.

Acquisition Costs

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2015	2014	% Change	2015	2014	% Change
Acquisition costs	$—	$0.3	(100.0)%	$—	$0.5	(94.0)%

We incurred $30 thousand of acquisition costs in the six months ended June 30, 2015, which was comprised primarily of legal fees related to our acquisition of Precisive which was completed during the first quarter of 2015. We incurred $0.3 million and $0.5 million of acquisition costs in the three and six month periods ended June 30, 2014, respectively, which was comprised primarily of legal fees related to our acquisition of Granville-Phillips which was completed during the second quarter of 2014.

Restructuring

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2015	2014	% Change	2015	2014	% Change
Restructuring	$0.2	$—	100.0%	$1.0	$0.7	34.8%

The three and six months ended June 30, 2015 includes restructuring charges primarily related to severance costs associated with a reduction in workforce of approximately 123 people, primarily at one of our foreign manufacturing sites as we outsourced a non-core manufacturing process. The six months ended June 30, 2014 includes restructuring charges primarily related to severance costs associated with a reduction in workforce of approximately 75 people throughout the Company.

Amortization of Intangible Assets

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2015	2014	% Change	2015	2014	% Change
Amortization of intangible assets	$1.7	$1.0	63.6%	$3.4	$1.5	132.4%

Amortization expense increased by $0.7 million and $1.9 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year. These increases are primarily attributable to increases in amortization expense from the intangible assets acquired through our Precisive acquisition that was completed in March 2015 and our Granville-Phillips acquisition that was completed in May 2014.

Interest Income, Net

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2015	2014	% Change	2015	2014	% Change
Interest income, net	$0.8	$0.2	243.2%	$1.3	$0.5	177.8%

Interest income, net increased by $0.6 million and $0.8 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year. These increases are attributed to a change in the mix of our investment portfolio, as well as a larger average investment balance.

Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2015	2014	% Change	2015	2014	% Change
Provision for income taxes	$13.6	$9.7	40.7%	$27.3	$16.4	66.3%

Our effective tax rate for the three and six months ended June 30, 2015 was 29.1% and 29.0%, respectively. The effective tax rate for the three and six months ended June 30, 2015 was lower than the U.S. statutory tax rate primarily due to the geographic mix of income and profits earned by the Company’s international subsidiaries being taxed at rates lower than the U.S. statutory tax rate and the impact of the deduction for domestic production activities. Our effective tax rate for the three and six months ended June 30, 2014 was 31.3% and 23.9%, respectively. The effective tax rate for the three months ended June 30, 2014 was lower than the U.S. statutory tax rate due to the impact of lower tax rates on foreign income and the deduction for domestic production activities. The effective tax rate for the six months ended June 30, 2014 was lower than the U.S. statutory tax rate primarily due to the discrete release of income tax reserves related to the effective settlement of a foreign tax examination in the quarter ended March 31, 2014.

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

Additionally, the effective tax rate could be adversely affected by changes in the valuation of deferred tax assets and liabilities. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate sufficient future taxable income in the United States. We have a deferred tax asset of $20.7 million related to a capital loss carryforward for which a full valuation allowance has been recorded. This capital loss expires at December 31, 2015 and we expect to write-off this asset against the valuation allowance in the fourth quarter of 2015. We expect no impact to our effective tax rate from this write-off.

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

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments totaled $355.8 million at June 30, 2015, compared to $435.0 million at December 31, 2014.

Net cash provided by operating activities was $58.2 million for the six months ended June 30, 2015 and resulted mainly from net income of $67.0 million, which included non-cash charges of $24.4 million, partially offset by a net increase in working capital of $32.6 million. The net increase in working capital was primarily due to an increase in trade accounts receivable of $18.8 million and an increase in inventories of $18.5 million, both related to an increase in business activities, an increase in other current assets of $6.0 million and a decrease in accrued compensation of $2.4 million. These increases in working capital were offset by an increase in other current and non-current liabilities of $6.9 million and an increase in income taxes of $6.4 million.

Net cash provided by operating activities was $27.8 million for the six months ended June 30, 2014 and resulted mainly from net income of $52.5 million, which included non-cash charges of $22.2 million, partially offset by net increase in working capital of $46.6 million. The net increase in working capital was primarily due to a decrease in accrued compensation of $19.7 million, mainly related to a retirement payment to our former chief executive officer, net payments of income taxes of $18.2 million, an increase in inventories of $11.8 million, a decrease in accounts payable of $13.5 million and an increase in other current assets of $3.7 million, partially offset by a decrease in accounts receivable of $15.8 million and an increase in other current liabilities of $4.5 million.

Net cash used in investing activities of $162.7 million for the six months ended June 30, 2015 resulted primarily from $147.5 million of net purchases of short-term and long-term investments, $9.9 million of cash primarily used for the acquisition of Precisive and $5.3 million in purchases of production related equipment. Net cash used in investing activities of $15.9 million for the six months ended June 30, 2014 resulted primarily from $87.0 million of cash used for the acquisition of Granville-Phillips and $7.3 million in purchases of production related equipment, partially offset by $78.2 million in net sales and maturities of short-term and long-term investments.

Net cash used in financing activities was $22.5 million for the six months ended June 30, 2015 and consisted primarily of $17.9 million of dividend payments made to common stockholders, $4.3 million used in the repurchase of common stock and $1.1 million of net payments related to tax payments for employee stock awards. Net cash used in financing activities was $37.8 million for the six months ended June 30, 2014 and consisted primarily of $20.8 million used in the repurchase of common stock and $17.3 million of dividend payments made to common stockholders.

Our Japanese subsidiary has lines of credit and short-term borrowing arrangements with two financial institutions which generally expire and are renewed at three month intervals. The lines of credit provide for aggregate borrowings as of June 30, 2015 of up to an equivalent of $18.8 million U.S. dollars. One of the borrowing arrangements has an interest rate based on the Tokyo Interbank Offer Rate at the time of borrowing and the other has an interest rate based on the Japanese Short-term Prime Lending Rate. There were no borrowings outstanding under these arrangements at June 30, 2015 and December 31, 2014.

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

During the six months ended June 30, 2015, we repurchased approximately 116,000 shares of our common stock for $4.3 million, or an average price of $37.55 per share. During the six months ended June 30, 2014, we repurchased approximately 728,000 shares of our common stock for $20.8 million, or an average price of $28.59 per share.

During the six months ended June 30, 2015, our Board of Directors declared a cash dividend of $0.165 per share during the first quarter of 2015 and a cash dividend of $0.17 per share during the second quarter of 2015, which totaled $17.9 million. During the six months ended June 30, 2014, our Board of Directors declared a cash dividend of $0.16 per share during the first quarter of 2014 and a cash dividend of $0.165 per share during the second quarter of 2014, which totaled $17.3 million.

On July 27, 2015, our Board of Directors declared a quarterly cash dividend of $0.17 per share to be paid on September 11, 2015 to shareholders of record as of August 31, 2015. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of the Company’s Board of Directors.

Our total cash and cash equivalents and short-term marketable investments at June 30, 2015 consisted of $179.9 million held in the United States and $175.9 million held by our foreign subsidiaries, substantially all of which would be subject to tax in the United States if returned to the United States. We believe our existing United States cash and short-term investment balances are adequate to meet domestic operating needs, including estimated working capital, planned capital expenditure requirements and any future cash dividends, if declared, during the next twelve months and the foreseeable future.

As previously noted, we completed the acquisition of Precisive on March 17, 2015, for approximately $12.1 million, net of cash acquired of $0.4 million. The purchase price includes a deferred payment amount of $2.6 million to cover any potential indemnification claims, which amount will be paid to the sellers after 15 months, assuming there are no indemnification claims.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods and services to customers in an amount that reflects the consideration that the company expects to be entitled to in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and assets recognized from costs incurred to obtain or fulfill a contract. This pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, in March 2015 the FASB proposed a one-year deferral, and in July 2015, the FASB agreed to defer by one year the mandatory effective date of its revenue recognition standard, but will also provide entities the option to adopt it as of the original effective date. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have not yet selected a transition method. We are currently evaluating the requirements of ASU No. 2014-09 and have not yet determined its impact on our consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information concerning market risk is contained in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on February 25, 2015. As of June 30, 2015, there were no material changes in our exposure to market risk from December 31, 2014.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth certain information with respect to repurchases of our common stock during the three months ended June 30, 2015.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 – April 30, 2015	—	$—	—	$162,810,000
May 1 – May 31, 2015	46,875	$36.41	46,875	$161,103,000
June 1 – June 30, 2015	68,750	$38.32	68,750	$158,469,000

Total	115,625	$37.55	115,625

(1)	On July 25, 2011, our Board of Directors approved a share repurchase program (the “Program”) for the repurchase of up to an aggregate of $200 million of our common stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means, which we announced on July 27, 2011. The timing and quantity of any shares repurchased will depend upon a variety of factors, including business conditions, stock market conditions and business development activities, including but not limited to merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice.
(2)	We have repurchased approximately 1,471,000 shares of our common stock pursuant to the Program since its adoption.

ITEM 6. EXHIBITS.

The exhibits filed as part of this quarterly report on Form 10-Q are listed in the exhibit index immediately preceding the exhibits and are incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MKS INSTRUMENTS, INC.

August 5, 2015	By:	/s/ Seth H. Bagshaw
Seth H. Bagshaw
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

+3.1(1)	Restated Articles of Organization of the Registrant

+3.2(2)	Articles of Amendment to Articles of Organization, as filed with the Secretary of State of Massachusetts on May 18, 2001

+3.3(3)	Articles of Amendment to Articles of Organization, as filed with the Secretary of State of Massachusetts on May 16, 2002

+3.4(4)	Amended and Restated By-Laws of the Registrant

10.1*†	2015 Executive Variable Sales Compensation Plan for John R. Abrams

+10.2*(5)	162(m) Executive Cash Incentive Plan

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+	Previously filed
*	Management contract or compensatory plan arrangement.
†	Confidential Treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-49738) filed with the Securities and Exchange Commission on November 13, 2000.
(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(4)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2014.
(5)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2015.