Form 10-K
period 2015-12-31
MKS INSTRUMENTS INC
filed 2016-02-26
CIK 1049502

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐        No  ☒

Aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of June 30, 2015 based on the closing price of the registrant’s common stock on such date as reported by the NASDAQ Global Select Market: $2,024,748,115.

Number of shares outstanding of the issuer’s common stock, no par value, as of February 19, 2016: 53,242,650

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for MKS’ Annual Meeting of Stockholders to be held on May 2, 2016 are incorporated by reference into Part III of this Form 10-K.

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

We group our products into three groups of similar products based upon the similarity of product function. These three groups of products are: Instruments, Control and Vacuum Products; Power and Reactive Gas Products; and Analytical Solutions Products. Our products are derived from our core competencies in pressure measurement and control, materials delivery, gas composition analysis, control and information technology, power and reactive gas generation and vacuum technology. Our products are used in diverse markets, applications and processes. Our primary served markets are manufacturers of capital equipment for semiconductor devices, and for other thin film applications, including flat panel displays, solar cells light emitting diodes (“LEDs”), data storage media, and other advanced coatings. We also leverage our technology in other markets with advanced manufacturing applications, including medical equipment, pharmaceutical manufacturing, energy generation and environmental monitoring.

Effective January 1, 2015, we changed the structure of our reportable segments based upon how the information is provided to our Chief Operating Decision Maker. Our four reportable segments prior to the change in structure were: Advanced Manufacturing Capital Equipment, Analytical Solutions Group, Europe Region Sales & Service and Asia Region Sales & Service. Our current structure still reflects four reportable segments, however, the composition of the segments has changed.

Our current reportable segments are Advanced Manufacturing Capital Equipment, Global Service, Asia Region Sales and Other. The primary change to the segment structure was to separate worldwide service from product sales and create a separate reportable segment known as Global Service. Product sales in the Advanced Manufacturing Capital Equipment segment remained with that segment. Asia product sales became a separate reportable segment. The product sales from the operating segments that made up the Analytical Solutions Group and Europe Region Sales were combined into the Other segment and are not reported separately, as they are individually immaterial and collectively remain below the separate segment guidelines. We report corporate expenses and certain intercompany pricing transactions in a Corporate and Eliminations reconciling column.

The Advanced Manufacturing Capital Equipment segment includes the development, manufacture and sales of instruments, control and vacuum products; and power and reactive gas products, all of which are utilized in semiconductor processing and other similar advanced manufacturing processes. Sales in this segment include both external sales and intercompany product sales, which are recorded at transfer prices in accordance with applicable tax requirements. The Global Service segment includes the worldwide servicing of instruments, control and vacuum products, power and reactive gas products and certain other product groups, all of which are utilized in semiconductor processing and other similar advanced manufacturing processes. The Asia Region Sales segment mainly includes sale of products that are re-sold from the Advanced Manufacturing Capital Equipment and Other segments into Asia regions. The Other segment includes operating segments that are not required to be reported separately as reportable segments and includes sales of products that are re-sold from the Advanced Manufacturing Capital Equipment into Europe regions as well as sales from other operating segments.

For further information on our segments please see Note 21 to the Notes to the Consolidated Financials contained in this Annual Report on Form 10-K.

Since our inception, we have focused on satisfying the needs of our customers by establishing long-term, collaborative relationships. We have a diverse base of customers that includes manufacturers of semiconductor capital equipment and semiconductor devices; thin film equipment, process industries, environmental monitoring, life science and other advanced manufacturing companies, as well as university, government and industrial research laboratories.

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

Our internet address is http://www.mksinst.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through our internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.

Recent Events

On February 23, 2016, we announced that we had entered into a definitive agreement to acquire Newport Corporation (“Newport”), a worldwide leader in photonics solutions. Pursuant to the merger agreement, and subject to the terms and conditions contained therein, at the closing of the acquisition, we will acquire all of the outstanding shares of Newport for a purchase price of approximately $980 million in cash. The parties’ obligations to consummate the acquisition are subject to customary closing conditions, including required approvals for the transaction from governmental authorities and approval from Newport’s shareholders. Our obligations under the merger agreement are not subject to any financing condition.

Markets and Applications

We are focused on improving process performance and productivity by measuring, controlling, powering, monitoring and analyzing advanced manufacturing processes in semiconductor, thin film and certain other advanced market sectors. Approximately 69%, 70% and 68% of our net revenues for the years 2015, 2014 and 2013, respectively, were from sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers. Approximately 31%, 30% and 32% of our net revenues in the years 2015, 2014 and 2013, respectively, were from other advanced manufacturing applications. These include, but are not limited to, thin film processing equipment applications such as flat panel displays; LEDs, solar cells, data storage media and other thin film coatings; as well as medical equipment, pharmaceutical manufacturing, energy generation and environmental monitoring processes; other industrial manufacturing; and university, government and industrial research laboratories.

During the years 2015, 2014 and 2013, international net revenues accounted for approximately 44%, 43% and 46% of our total net revenues, respectively. Net revenues from our Japan and Korea subsidiaries were 21%,

20% and 20% of our total net revenues for the years 2015, 2014 and 2013, respectively. Long-lived assets, excluding long-term tax-related accounts located in the U.S., were $56.6 million, $57.7 million and $60.7 million as of December 31, 2015, 2014 and 2013, respectively. Long-lived assets, excluding long-term tax-related accounts located outside of the U.S., were $14.7 million, $17.0 million, and $19.0 million as of December 31, 2015, 2014 and 2013, respectively.

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

Product Groups

We group our products into three product groups, based upon the similarity of the product function, type of product and manufacturing processes. These three groups of products are: Instruments, Control and Vacuum Products; Power and Reactive Gas Products; and Analytical Solutions Products.

Instruments, Control and Vacuum Products

This group of products includes pressure and vacuum measurement solutions, materials delivery products, automation and control products and vacuum products.

Pressure and Vacuum Measurement Solutions.    Each of our pressure measurement and control product lines consists of products that are designed for a variety of pressure ranges and accuracies.

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

Granville-Phillips® Gauges.    Our indirect gauges use thermal conductivity and ionization gauge technologies to measure pressure and vacuum levels, and our direct gauges use the pressure measurement technology of a Micro-electromechanical systems (MEMS)-based piezo sensor.

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

Valve Products.    Our vacuum valves are used for vacuum isolation of vacuum lines, load locks, vacuum chambers and pumps for chamber isolation and vacuum containment. The MKS family of vacuum isolation valves include bellows and ball valves, manual, pneumatic and electro-pneumatic actuated valves in heated or unheated angle and inline configurations, safety shut off valves and soft start valves. Our pressure control valve line includes butterfly, vane and poppet throttle valves with integrated control subsystems.

Automation and Control Products.    We design and manufacture a suite of products that allow semiconductor and other manufacturing customers to better control their processes through computer-controlled automation. These products include automation platforms, programmable automation controllers, temperature controllers, software solutions for automation, I/O and distributed programmable I/O, gateways and connectivity products.

Automation and control products are used to connect sensors, actuators and subsystems to the chamber and system control computers. They support a variety of industry-standard connection methods as well as conventional discrete digital and analog signals. Chamber and system control computers process these signals in real time and allow customers to precisely manage the process conditions.

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

Vacuum Products.    This group of products consists of vacuum technology products, including vacuum containment components, effluent management subsystems and custom stainless steel chambers, vessels and pharmaceutical process equipment hardware and housings.

Stainless Steel Components, Process Solutions and Custom Stainless Steel Hardware.    Our vacuum process solutions consist of vacuum fittings, traps and heated lines that are used downstream from the process chamber to control process effluent gases by preventing condensable materials from depositing particles near or back into the process chamber.

Custom Vacuum Solutions.    Our design and manufacturing facilities build high purity chambers for material and thin film coating processes. We design and build custom panels, weldments, American Society of Manufacturing Engineers vessels and housings, as well as a line of Bioprocessing Equipment Standard certified components for biopharmaceutical processes.

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

Our reactive gas products include ozone generators and subsystems used for deposition of insulators onto semiconductor devices, ozonated water delivery systems for advanced semiconductor wafer and flat panel display and solar panel cleaning, microwave plasma based products for photo resist removal and food and beverage applications and a line of remote plasma generators which provide reactive gases for a wide range of semiconductor, flat panel and other thin film process applications.

As materials are deposited on wafers, films, or solar cells, the deposited material also accumulates on the walls of the vacuum process chamber. Our atomic fluorine generators are used to clean the process chambers between deposition steps to reduce particulates and contamination caused by accumulated build up on the chamber walls.

Analytical Solutions Products

This group of products includes gas composition analysis products as well as information technology products and custom vacuum solutions.

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

Fourier Transform Infra-Red (FTIR) Based Gas Composition Analysis Products.    FTIR-based products provide information about the composition of gases by measuring the absorption of infra-red light as it passes through the sample being measured. Gas analysis applications include measuring the compositions of mixtures of reactant gases; measuring the purity of individual process gases; measuring the composition of process exhaust gas streams to determine process health; monitoring emissions to ensure environmental compliance and monitoring ambient air for safety. These instruments are provided as stand-alone monitors and as process gas monitoring systems.

Tunable Filter Spectroscopy (TFS™) Products.    The TFS sensor platform consists of a light source, a sample cell (for gases, liquids or solids), a wavelength separating element (spectrometer) and a photo-detector. A wavelength separating element “slices” the wavelength components of the broadband light source which then interacts with the sample molecules. The resulting spectrum acts as “fingerprints” which are used to identify sample components and/or quantify the sample composition. Our TFS products provide real-time gas analysis in the natural gas analysis and hydrocarbon processing industries.

Mass spectrometry-based, FTIR-based and TFS-based gas monitoring systems can indicate out-of-bounds conditions, such as the presence of undesirable contaminant gases and water vapor or out-of-tolerance amounts of specific gases in the process, which alert operators to diagnose and repair faulty equipment.

Information Technology Products.    We design software products including design of experiment and multivariate analysis software, quality prediction, optimization, interactive decision-making, advanced process control, and early fault detection for analyzing large and complex data sets. Our focus is on providing solutions which improve the quality and yield of manufacturing processes for the pharmaceutical, biotech and other industries.

Custom Vacuum Solutions.    Our fabrication facility builds precision machined components and electromechanical assemblies for the analytical instrument, scientific, semiconductor and medical industries to ultra-high vacuum standards.

Customers

Our largest customers include leading semiconductor capital equipment manufacturers such as Applied Materials, Inc. and Lam Research Corporation. Revenues to our top ten customers accounted for approximately 49%, 50% and 46% of our net revenues for the years 2015, 2014 and 2013, respectively. Applied Materials, Inc. accounted for approximately 18%, 19% and 17% and Lam Research Corporation accounted for 13%, 13% and 12% of our net revenues for the years 2015, 2014 and 2013, respectively.

Sales, Marketing, Service and Support

Our worldwide sales, marketing, service and support organization is critical to our strategy of maintaining close relationships with semiconductor capital equipment and device manufacturers and manufacturers of other advanced applications. We sell our products primarily through our direct sales force. As of December 31, 2015, we had 168 sales employees worldwide, located in China, Germany, Italy, Japan, Korea, the Netherlands, Singapore, Sweden, Taiwan, the United Kingdom and the United States. We also maintain sales representatives and agents in a number of countries, who supplement our direct sales force. We maintain a marketing staff that identifies customer requirements, assists in product planning and specifications, and focuses on future trends in semiconductor and other markets.

As semiconductor device manufacturers have become increasingly sensitive to the significant costs of system downtime, they have required that suppliers offer comprehensive local repair service and close customer support. Manufacturers require close support to enable them to repair, modify, upgrade and retrofit their equipment to improve yields and adapt new materials or processes. To meet these market requirements, technical support is provided from offices located in China, Germany, Japan, Korea, Singapore, Taiwan, the United Kingdom and the United States. Repair and calibration services are provided at nineteen internal service depots and six authorized service providers located worldwide. We typically provide warranties for one to three years, depending upon the type of product, with the majority of our products ranging from one to two years.

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

As of December 31, 2015, we had 363 research and development employees, primarily located in the United States. Our research and development expenses were $68.3 million, $62.9 million and $63.6 million for the years 2015, 2014 and 2013, respectively. Our research and development efforts include numerous projects, none of which are individually material, and generally have a duration of 3 to 30 months depending upon whether the product is an enhancement of existing technology or a new product. Our current initiatives include projects to enhance the performance characteristics of older products, to develop new products and to integrate various technologies into subsystems.

Manufacturing

Our manufacturing facilities are located in the China, Germany, Israel, Italy, Korea, Mexico, the United Kingdom and the United States. Manufacturing activities include the assembly and testing of components and subassemblies, which are integrated into our products. We outsource some of our subassembly work. We purchase a wide range of electronic, mechanical and electrical components, some of which are designed to our specifications. We consider our lean manufacturing techniques and responsiveness to customers’ significantly fluctuating product demands to be a competitive advantage. As of December 31, 2015, we had 1,324 manufacturing related employees, located mostly in China and the United States.

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

We encounter substantial competition in most of our product lines, although no single competitor competes with us across all product lines. Certain of our competitors may have greater financial and other resources than we do. In some cases, competitors are smaller than we are, but are well established in specific product niches. Hitachi Ltd. and Horiba Ltd. offer materials delivery products that compete with our product line of mass flow controllers. Nor-Cal Products, Inc. and VAT, Inc. offer products that compete with our vacuum components. Inficon, Inc. offers products that compete with our vacuum measurement and gas analysis products and our vacuum gauging products. Advanced Energy Industries, Inc. offers products that compete with our power delivery and reactive gas generator products.

Patents and Other Intellectual Property Rights

We rely on a combination of patent, copyright, trademark and trade secret laws and license agreements to establish and protect our proprietary rights. As of December 31, 2015, we owned 376 U.S. patents and 696 foreign patents that expire at various dates through 2035. As of December 31, 2015, we had 77 pending U.S. patent applications. Foreign counterparts of certain U.S. applications have been filed or may be filed at the appropriate time.

We require each of our employees, including our executive officers, to enter into standard agreements pursuant to which the employee agrees to keep confidential all of our proprietary information and to assign to us all inventions while they are employed by us.

Employees

As of December 31, 2015, we employed 2,181 persons. We believe that our ongoing success depends upon our continued ability to attract and retain highly skilled employees for whom competition is intense. None of our employees is represented by a labor union or is party to a collective bargaining agreement. We believe that our employee relations are good.

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

On May 30, 2014, we acquired Granville-Phillips (“GP”), a division of Brooks Automation, Inc., for $87 million. GP is a leading global provider of vacuum measurement and control instruments to the semiconductor, thin film and general industrial markets.

On March 12, 2013, we acquired Alter S.r.l. (“Alter”) located in Reggio Emilia, Italy. Alter develops advanced microwave power generators, components and systems for industrial microwave heating, microwave plasma coating and semiconductor applications. The purchase price, net of cash acquired and after final debt and working capital post-closing adjustments, was $2.4 million.

Item 1A.	Risk Factors

The following factors could materially affect MKS’ business, financial condition or results of operations and should be carefully considered in evaluating our company and our business, in addition to other information presented elsewhere in this report.

Our business depends substantially on capital spending in the semiconductor industry, which is characterized by periodic fluctuations that may cause a reduction in demand for our products.

Approximately 69%, 70% and 68% of our net revenues for the years 2015, 2014 and 2013, respectively, were from sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers, and we expect that sales to such customers will continue to account for a substantial portion of our sales. Our business depends upon the capital expenditures of semiconductor device manufacturers, which in turn depends upon the demand for semiconductors.

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

The cyclicality of the semiconductor market is demonstrated by the changes in sales to semiconductor capital equipment and device manufacturers in past years. For example, our sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers increased by 3%, 19% and 14% in 2015, 2014 and 2013, respectively. We cannot be certain of the timing or magnitude of future semiconductor industry downturns or recoveries. A decline in the level of orders as a result of any downturn or slowdown in the semiconductor capital equipment industry could have a material adverse effect on our business, financial condition and results of operations.

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

The loss of net revenues from any one of our major customers would likely have a material adverse effect on us.

Our top ten customers accounted for approximately 49%, 50% and 46% of our net revenues for the years 2015, 2014 and 2013, respectively. One customer, Applied Materials, Inc., accounted for approximately 18%, 19% and 17% of our net revenues for the years 2015, 2014 and 2013, respectively, and another customer, Lam Research Corporation, accounted for 13%, 13% and 12% of our net revenues for the years 2015, 2014 and 2013, respectively. The loss of a major customer or any reduction in orders by these customers, including reductions due to market or competitive conditions, would likely have a material adverse effect on our business, financial condition and results of operations. None of our significant customers has entered into an agreement with us requiring it to purchase any minimum quantity of our products. The demand for our products from our semiconductor capital equipment customers depends on the cyclicality of our served markets, specifically semiconductor device manufacturer customers.

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

We have made acquisitions and, as a part of our business strategy, we may enter into additional business combinations and acquisitions. Acquisitions are typically accompanied by a number of risks, including the difficulty of integrating the operations, technology and personnel of the acquired companies, the potential disruption of our ongoing business and distraction of management, possible internal control weaknesses of the acquired companies, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses. We may also be placed at a competitive disadvantage by selling products in markets and geographies that are new to us. In addition, if we are not successful in completing acquisitions that we may pursue in the future, we may be required to re-evaluate our growth strategy, and we may incur substantial expenses and devote significant management time and resources in seeking to complete proposed acquisitions that may not generate benefits for us.

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

Risk related to the acquisition of Newport

On February 23, 2016, we announced that we had entered into a definitive agreement to acquire Newport, a worldwide leader in photonics solutions. Pursuant to the merger agreement, and subject to the terms and conditions contained therein, at the closing of the acquisition, we will acquire all of the outstanding shares of Newport for a purchase price of approximately $980 million in cash. The parties’ obligations to consummate the transaction are subject to customary closing conditions, including required approvals for the transaction from governmental authorities and approval from Newport’s shareholders. The failure to satisfy all of the required conditions could delay the completion of the acquisition for a significant period of time or prevent it from occurring. Any delay in completing the acquisition could cause us to not realize some or all of the benefits that we expect to achieve if the acquisition is successfully completed within our expected timeframe. If we are unable to complete the proposed acquisition, we may have incurred substantial expenses and diverted significant management time and resources from our ongoing business. There can be no assurance that the conditions to the closing of the transaction will be satisfied or waived or that the transaction will be completed.

We are operating and, until the completion of the acquisition, will continue to operate, independently of Newport. It is possible that the pendency of the acquisition could result in the loss of key employees, higher than expected costs, diversion of management attention, the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits and cost savings of the acquisition.

Our obligations under the merger agreement are not subject to any financing condition. In connection with the proposed acquisition, we entered into a debt commitment letter with Barclays Bank PLC, Deutsche Bank Securities Inc. and Deutsche Bank AG New York Branch (the “Commitment Parties”) to obtain credit facilities in the aggregate principal amount of up to $800 million to finance, in part, the acquisition and a $50 million asset-based revolving credit facility for working capital purposes, as needed. The obligations of the Commitment Parties under the commitment letter are subject to certain conditions. We can provide no assurance that the Commitment Parties will ultimately provide the financing as contemplated by the commitment letter or that the terms of any indebtedness we incur will not be less favorable to us than we expect.

We will incur transaction fees, including legal, regulatory and other costs associated with closing the transaction, as well as expenses related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset transaction and integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

The success of the Newport acquisition, if completed, will depend, in part on our ability to realize the anticipated business opportunities and growth prospects from combining our business with that of Newport. We may never realize these business opportunities and growth prospects. We might experience increased competition that limits our ability to expand our business. Integrating operations will be complex and will require significant efforts and expenditures on the part of both us and Newport. Combining our businesses could make it more difficult to maintain relationships with customers, employees or suppliers. If we are unable to successfully or timely integrate the operations of Newport’s business into our business, we may be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the acquisition and our business could be adversely affected.

Risk relating to the increased indebtedness we will incur in connection with the acquisition of Newport.

The indebtedness we expect to incur in connection with the acquisition of Newport could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing interest expense. We will also incur various costs and expenses associated with our indebtedness. The amount of cash required to pay interest on our increased indebtedness levels following completion of the acquisition, and thus the demands on our cash resources, will be greater than the amount of cash flows required to service our indebtedness prior to the transaction. The increased levels of indebtedness following completion of the acquisition could also reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and may create competitive disadvantages relative to other companies with lower debt levels. If we do not achieve the expected benefits and cost savings from the acquisition, or if the financial performance of the combined company does not meet current expectations, then our ability to service our indebtedness may be adversely impacted.

Certain indebtedness to be incurred in connection with the acquisition may bear interest at variable interest rates. If interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flows. In addition, our credit ratings affect the cost and availability of future borrowings and, accordingly, our cost of capital. Our ratings reflect each rating organization’s opinion of our financial strength, operating performance and ability to meet our debt obligations. In connection with the debt financing, it is anticipated that we will seek ratings of its indebtedness from one or more nationally recognized statistical rating organizations. There can be no assurance that we will achieve a particular rating or maintain a particular rating in the future. Moreover, we may be required to raise substantial additional financing to fund working capital, capital expenditures, acquisitions or other general corporate requirements. Our ability to arrange additional financing or refinancing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. There can be no assurance that we will be able to obtain additional financing or refinancing on terms acceptable to us or at all.

In addition, while we expect that the indebtedness will not affect our ability to pay quarterly dividends in the future, the terms of the definitive agreements that will govern the indebtedness could negatively impact our ability to do so in certain circumstances.

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

The semiconductor industry is subject to rapid demand shifts which are difficult to predict. As a result, our inability to expand our manufacturing capacity or reduce our fixed costs in response to these rapid shifts may cause a reduction in our market share.

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

Our business depends on its timely supply of equipment, services and related products that meet the rapidly changing technical and volume requirements of our customers, which depends in part on the timely delivery of parts, components and subassemblies (collectively, “parts”) from suppliers, including contract manufacturers. Cyclical industry conditions and the volatility of demand for manufacturing equipment increase capital, technical, operational and other risks for us and for companies throughout our supply chain. We may also experience significant interruptions of our manufacturing operations, delays in our ability to deliver products or services, increased costs or customer order cancellations as a result of:

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

As of December 31, 2015, our goodwill and intangible assets, net, represented approximately $243.7 million, or 19.1% of our total assets. Goodwill is generated in our acquisitions when the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets we acquire. Goodwill is subject to an impairment analysis at least annually based on the fair value of the reporting unit. Intangible assets relate primarily to the developed technologies, customer relationships and patents and trademarks acquired by us as part of our acquisitions of other companies and are subject to an impairment analysis whenever events or changes in circumstances exist that indicate that the carrying value of the intangible asset might not be recoverable. We will continue to monitor and evaluate the carrying value of goodwill and intangible assets. If market and economic conditions or business performance deteriorate, the likelihood that we would record an impairment charge would increase, which impairment charge could materially and adversely affect our results of operations.

We operate in a highly competitive industry.

The market for our products is highly competitive. Principal competitive factors include:

•	historical customer relationships;

•	product quality, performance and price;

•	breadth of product line;

•	manufacturing capabilities; and

•	customer service and support.

Although we believe that we compete favorably with respect to these factors, we may not be able to continue to do so. We encounter substantial competition in most of our product lines. Certain of our competitors may have greater financial and other resources than we have. In some cases, competitors are smaller than we are, but well established in specific product niches. We may encounter difficulties in changing established relationships of competitors with a large installed base of products at such customers’ fabrication facilities. In addition, our competitors can be expected to continue to improve the design and performance of their products. Competitors may develop products that offer price, performance or technological features superior to those of our products. If our competitors develop superior products, we may lose existing customers and market share. Also, technological advances in our served markets may cause one or more of our portfolio of products to be displaced over time.

We have significant foreign operations, and outsource certain operations offshore, both of which pose significant risks.

We have significant international sales, service, engineering and manufacturing operations in Europe, Israel and Asia, and have outsourced a portion of our manufacturing and service to a subcontractor in Mexico. In the future, we may expand the level of manufacturing and certain other operations that we perform offshore in order to take advantage of cost efficiencies available to us in those countries. However, we may not achieve the significant cost savings or other benefits that we would anticipate from moving manufacturing and other operations to a lower cost region. These foreign operations expose us to operational and political risks that may harm our business, including:

•	political and economic instability;

•	fluctuations in the value of currencies, particularly in Asia and Europe;

•	changes in labor conditions and difficulties in staffing and managing foreign operations, including, but not limited to, the formation of labor unions;

•	reduced or less certain protection for intellectual property rights;

•	greater difficulty in collecting accounts receivable and longer payment cycles;

•	burdens and costs of compliance with a variety of foreign laws;

•	unexpected changes in foreign regulations;

•	increases in duties and taxation;

•	costs associated with compliance programs for import and export regulations;

•	changes in export duties and limitations on imports or exports;

•	imposition of restrictions on currency conversion or the transfer of funds;

•	costs associated with the repatriation of our overseas earnings; and

•	expropriation of private enterprises.

If any of these risks materialize, our operating results may be adversely affected.

We are subject to international trade compliance regulations, and violations of those regulations could result in fines or trade restrictions, which could have a material adverse effect on us.

We are subject to trade compliance laws in both the United States and other jurisdictions where we operate. Certain of our products require export licenses in order to be shipped into certain countries. While we have implemented policies and procedures to comply with these laws, there can be no assurance that our employees, contractors, suppliers or agents will not violate such laws or our policies. For example, as a result of a 2012 U.S. government investigation, a former employee of our Shanghai office and a third party not affiliated with us were imprisoned for export violations relating to the sale of certain of our products. We were not a target of the government’s investigation and we cooperated fully with the government’s investigation. In addition, although we conducted our own internal investigation, and although we took corrective human resources actions and have, since 2012, implemented additional export compliance procedures, we cannot be certain these efforts will be sufficient to avoid similar situations in the future. Violations of trade compliance laws could result in the imposition of fines, suspension of our ability to export certain of our products, and damage to our reputation. The imposition of fines or the termination or significant limitation on our ability to export certain of our products could have a material adverse effect on our business, results of operations and financial condition.

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

We rely on various information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, including confidential data, and to carry out and support a variety of business activities, including manufacturing, research and development, supply chain management, sales and accounting. A failure in or a breach of our operational or security systems or infrastructure, or those of our suppliers and other service providers, including as a result of cyber-attacks, could disrupt our business, result in the disclosure or misuse of proprietary or confidential information, damage our reputation, cause losses and increase our costs.

Our proprietary technology is important to the continued success of our business. Our failure to protect this proprietary technology may significantly impair our competitive position.

As of December 31, 2015, we owned 376 U.S. patents and 696 foreign patents, which expire at various dates through 2035. As of December 31, 2015, we had 77 pending U.S. patent applications. Although we seek to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we cannot be certain that:

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

Holders of our common stock are only entitled to receive such dividends when and if they are declared by our board of directors. Although we have declared cash dividends on our common stock since 2011, we are not required to do so and we may reduce or eliminate our cash dividend in the future. This could adversely affect the market price of our common stock.

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

We believe we could obtain and qualify alternative sources for most sole, limited source and international supplier parts; however, the transition time may be long if we were required to obtain alternative sources. Seeking alternative sources for these parts could require us to redesign our systems, resulting in increased costs and likely shipping delays. In such an event, any inability to redesign our systems could result in further costs and shipping delays. These increased costs would decrease our profit margins if we could not pass the costs to our customers. Further, shipping delays could damage our relationships with current and potential customers and have a material adverse effect on our business and results of operations.

We are subject to governmental regulations. If we fail to comply with these regulations, our business could be harmed.

We are subject to federal, state, local and foreign regulations, including environmental regulations and regulations relating to the design, composition and operation of our products. We must ensure that the affected products meet a variety of standards, many of which vary across the countries in which our systems are used. For example, the European Union has published directives specifically relating to power supplies. In addition, the European Union has issued directives relating to the regulation of recycling and hazardous substances, which are applicable to certain of our products, and to which some customers may voluntarily elect to adhere. China has adopted, and certain other Asian countries have indicated an intention to adopt, similar regulations. We must comply with any applicable regulation in order to ship affected products into countries that adopt these types of regulations. We believe we are in compliance with current applicable regulations, directives and standards and that we have obtained all necessary permits, approvals and authorizations to conduct our business. However, compliance with future regulations, directives and standards, or customer demands beyond such requirements, could require us to modify or redesign certain systems, make capital expenditures or incur substantial costs. If we do not comply with current or future regulations, directives and standards:

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

Anti-takeover provisions could diminish the opportunities for stockholders to participate in tender offers, including tender offers at a price above the then current market price of our common stock. Such provisions may also inhibit increases in the market price of our common stock that could result from takeover attempts. For example, while we have no present plans to issue any preferred stock, our board of directors, without further stockholder approval, may issue preferred stock that could have the effect of delaying, deterring or preventing a change in control of us. The issuance of preferred stock could adversely affect the voting power of the holders of our common stock, including the loss of voting control to others. In addition, our amended and restated by-laws provide for a classified board of directors consisting of three classes. Our classified board could also have the effect of delaying, deterring or preventing a change in control of our Company.

Changes in financial accounting standards may adversely affect our reported results of operations.

A change in accounting standards or practices could have a significant effect on our reported results (such as the new revenue recognition rules which are scheduled to go into effect in 2018) and may even affect our reporting of transactions completed before the change was effective. New accounting pronouncements and varying interpretations of existing accounting pronouncements have occurred and may occur in the future. Such changes may adversely affect our reported financial results or may impact our related business practice.

Item 1B. Unresolved Staff Comments

None.

Item 2.	Properties

The following table provides information concerning MKS’ principal and certain other owned and leased facilities as of December 31, 2015:

Location	Sq. Ft.	Activity	Reportable Segment	Lease Expires
Akishima, Japan	26,500	Manufacturing, Customer Support and Service	Asia Region Sales & Global Service	September 11, 2018
Andover, Massachusetts	118,000	Manufacturing, Research & Development and Corporate Headquarters	Advanced Manufacturing Capital Equipment & Other	(1)
Austin, Texas	20,880	Manufacturing, Sales, Customer Support, Service and Research & Development	Advanced Manufacturing Capital Equipment, Global Service & Other	June 30, 2020
Berlin, Germany	19,700	Manufacturing, Customer Support, Service and Research & Development	Advanced Manufacturing Capital Equipment & Global Service	December 31, 2018
Boulder, Colorado	86,000	Manufacturing, Customer Support, Service and Research & Development	Advanced Manufacturing Capital Equipment & Global Service	(2)
Carmiel, Israel	11,800	Manufacturing and Research & Development	Advanced Manufacturing Capital Equipment	December 31, 2017
Cheshire, United Kingdom	16,000	Manufacturing, Sales, Customer Support and Service	Global Service & Other	November 6, 2018
Daejeon, Korea	21,400	Manufacturing and Research & Development	Advanced Manufacturing Capital Equipment	(4)
Filderstadt, Germany	9,300	Sales and Service	Global Service and Other	July 31, 2020
Hellebaek, Denmark	7,900	Manufacturing and Research & Development	Advanced Manufacturing Capital Equipment	December 1, 2016
Gyeonggi, Korea	45,600	Sales, Customer Support and Service	Asia Region Sales & Global Service	(5)
Lawrence, Massachusetts	40,000	Manufacturing	Advanced Manufacturing Capital Equipment and Other	(3)
Lod, Israel	7,600	Customer Support and Research & Development	Advanced Manufacturing Capital Equipment	December 31, 2016
Longmont, Colorado	60,900	Manufacturing, Customer Support, Service and Research & Development	Advanced Manufacturing Capital Equipment & Global Service	February 29, 2020
Malmo, Sweden	5,900	Sales, Customer Support and Research & Development	Global Service & Other	May 31, 2121
Methuen, Massachusetts	85,000	Manufacturing, Customer Support, Service and Research & Development	Advanced Manufacturing Capital Equipment, Global Service & Other	(3)
Munich, Germany	19,900	Sales, Customer Support, Service and Research & Development	Global Service & Other	(6)
Nogales, Mexico	101,600	Manufacturing and Service	Advanced Manufacturing Capital Equipment & Global Service	August 31, 2022

Location	Sq. Ft.	Activity	Reportable Segment	Lease Expires
Reggio Emilia, Italy	10,000	Manufacturing, Customer Support, Service and Research & Development	Advanced Manufacturing Capital Equipment & Global Service	August 31, 2019
Rochester, New York	156,000	Manufacturing, Sales, Customer Support, Service and Research & Development	Advanced Manufacturing Capital Equipment & Global Service	(3)
San Jose, California	20,400	Sales, Customer Support and Service	Advanced Manufacturing Capital Equipment, Global Service & Other	January 31, 2018
Shanghai, China	18,700	Sales, Customer Support and Service	Asia Region Sales & Global Service	February 28, 2017
Shenzhen, China	242,000	Manufacturing	Advanced Manufacturing Capital Equipment	August 31, 2017
Shropshire, United Kingdom	25,000	Manufacturing	Other	June 23, 2022
Singapore	10,100	Sales, Customer Support and Service	Asia Region Sales & Global Service	November 30, 2016
Taiwan	27,900	Sales, Customer Support and Service	Asia Region Sales & Global Service	February 28, 2018
Tokyo, Japan	4,300	Sales and Customer Support	Asia Region Sales & Global Service	August 31, 2017
Umea, Sweden	7,500	Sales, Customer Support and Research & Development	Global Service & Other	(7)
Wilmington, Massachusetts	118,000	Manufacturing, Sales, Customer Support, Service and Research & Development	Advanced Manufacturing Capital Equipment & Global Service	(3)

(1)

MKS owns one facility with 82,000 square feet of space used for manufacturing and research and development and leases 36,000 square feet of space used for its corporate headquarters with a lease that expires on May 31, 2018.

(2)

MKS leases one facility which has 39,000 square feet of space and the lease expires on May 31, 2020. MKS also owns a second and third facility with 27,000 and 20,000 square feet of space, respectively.

(3)	This facility is owned by MKS.

(4)	MKS owns 18,100 square feet of space and leases 3,300 square feet of space with an expiration date of March 1, 2016.

(5)	MKS leases 36,500 square feet of space with an expiration date of May 2, 2020. MKS leases 9,100 square feet of space with an expiration date of January 31, 2017.

(6)	MKS owns 14,800 square feet of space and leases 1,600 square feet of space with an expiration date of August 31, 2016 and 3,500 square feet of space with an expiration date of December 31, 2016.

(7)

MKS leases two facilities, one of which has 3,300 square feet of space with an expiration date of June 30, 2016, and the other of which has 4,200 square feet of space with an expiration date of August 31, 2016.

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

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol MKSI. On February 19, 2016, the closing price of our common stock, as reported on the NASDAQ Global Select Market, was $33.53 per share. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported by the NASDAQ Global Select Market.

	2015		2014
	High	Low	High	Low
First Quarter	$36.97	$32.94	$32.50	$28.52
Second Quarter	39.65	32.73	31.33	26.80
Third Quarter	38.51	31.62	34.89	30.87
Fourth Quarter	38.25	29.00	37.83	30.52

On February 19, 2016, we had approximately 105 stockholders of record.

Dividend Policy and Cash Dividends

Holders of our common stock are entitled to receive dividends when and if they are declared by our board of directors. During 2015, our board of directors declared a cash dividend of $0.165 per share during the first quarter of 2015 and a cash dividend of $0.17 per share during each of the second, third and fourth quarters of 2015, which totaled $36.0 million or $0.675 per share. During 2014, our board of directors declared one quarterly dividend of $0.16 per share and three quarterly dividends of $0.165 per share, which totaled $34.9 million or $0.655 per share.

Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of our board of directors. The board of directors intends to declare and pay cash dividends on our common stock based on the financial conditions and results of operations of the Company, although it has no obligation to do so.

On February 8, 2016, our board of directors declared a quarterly cash dividend of $0.17 per share to be paid on March 11, 2016 to shareholders of record as of February 29, 2016.

Purchase of Equity Shares

On July 25, 2011, our board of directors approved and on July 27, 2011, we publicly announced, a share repurchase program for the repurchase of up to an aggregate of $200 million of our outstanding common stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means (the “Program”). The timing and quantity of any shares repurchased will depend upon a variety of factors, including business conditions, stock market conditions and business development activities, including, but not limited to, merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice. During the twelve months ended December 31, 2015, we repurchased approximately 369,000 shares of our common stock for $13.3 million at an average price of $36.01 per share.

The following table sets forth certain information with respect to repurchases of our common stock during the three months ended December 31, 2015.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
October 1—October 31, 2015	42,974	$33.98	42,974	$152,484
November 1—November 30, 2015	39,060	35.60	39,060	151,094
December 1—December 31, 2015	42,966	36.71	42,966	149,517

Total	125,000	$35.42	125,000

(1)	We have repurchased approximately 1,725,000 shares of our common stock for approximately $50.5 million pursuant to the Program since its adoption.

Comparative Stock Performance

The following graph compares the cumulative total shareholder return (assuming reinvestment of dividends) from investing $100 on December 31, 2010, and plotted at the last trading day of each of the fiscal years ended December 31, 2011, 2012, 2013, 2014 and 2015, in each of MKS’ common stock; an industry group index of semiconductor equipment/material manufacturers (the “Morningstar Semiconductor Equipment & Materials Industry Group”), compiled by Morningstar, Inc.; and the NASDAQ Market Index of companies. The stock price performance on the graph below is not necessarily indicative of future price performance. Our common stock is listed on the NASDAQ Global Select Market under the ticker symbol MKSI.

Performance Graph

	2010	2011	2012	2013	2014	2015
MKS Instruments, Inc.	$100.00	$116.22	$110.22	$130.93	$163.53	$163.93
NASDAQ Market Index	$100.00	$99.17	$116.48	$163.21	$187.27	$200.31
Morningstar Semiconductor Equipment & Materials Industry Group	$100.00	$85.56	$98.15	$139.06	$172.80	$149.65

Item 6.	Selected Financial Data

Selected Consolidated Financial Data

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Statement of Operations Data
Net revenues	$813,524	$780,869	$669,420	$643,508	$822,517
Gross profit	362,872	337,766	266,574	269,479	374,988
Income from operations(1)	156,612	135,142	58,387	74,223	184,925
Net income(2)	$122,297	$115,778	$35,776	$48,029	$129,731
Basic net income per share	$2.30	$2.17	$0.67	$0.91	$2.49
Diluted net income per share	$2.28	$2.16	$0.67	$0.90	$2.45

Cash dividends paid per common share	$0.675	$0.655	$0.64	$0.62	$0.60

Balance Sheet Data
Cash and cash equivalents	$227,574	$305,437	$288,902	$287,588	$312,916
Short-term investments(3)	430,663	286,795	361,120	339,811	260,476
Working capital(3)	848,527	791,665	811,214	801,029	796,343
Total assets	1,273,347	1,224,044	1,213,018	1,152,562	1,133,935
Short-term obligations	—	—	—	—	1,932
Other liabilities	21,482	38,595	63,073	61,095	47,492
Stockholders’ equity	$1,160,881	$1,081,822	$1,021,523	$1,012,156	$990,012

(1)

Income from operations for 2015 includes $2.1 million of restructuring charges. Income from operations for 2014 includes $2.5 million of restructuring charges and $0.5 million of acquisition related costs from our acquisition of Granville-Phillips in May 2014. Income from operations for 2013 includes $2.6 million of costs and other benefits related to the retirement of the Company’s Chief Executive Officer in the fourth quarter of 2013, $1.4 million of restructuring charges and $1.1 million from an insurance reimbursement related to a 2012 litigation settlement. Income from operations for 2012 includes $5.3 million for payment of a litigation settlement and $1.3 million of acquisition related costs from our acquisition of Plasmart, Inc. in 2012.

(2)

Net income for 2015 includes charges, net of tax, of $1.4 million of restructuring costs. Net income for 2015 also includes $7.7 million in tax credits for reserve releases related to the settlement of tax audits. Net income for 2014 includes charges, net of tax, of $1.5 million of restructuring costs and $0.3 million of acquisition related costs. Net income for 2014 also includes $14.6 million in tax credits for reserve releases related to the settlement of tax audits and the expiration of the statute of limitations. Net income for 2013 includes charges, net of tax, of $1.6 million of costs and other benefits related to the retirement of the Company’s Chief Executive Officer and $0.9 million of restructuring costs and a benefit, net of tax, of $0.7 million from an insurance reimbursement related to a 2012 litigation settlement. Net income for 2012 includes charges, net of tax, of $3.3 million for a litigation settlement and $0.8 million of acquisition related costs.

(3)

Effective December 31, 2015, the Company changed the method of classification of its investments previously classified as long-term investments to short-term investments within current assets. For the years ended December 31, 2014, 2013, 2012 and 2011, short-term investments have been re-classified to include investments with contractual maturities greater than one year from the date of purchase as management had the ability and intent, if necessary, to liquidate any of its cash equivalents and investments in order to meet the Company’s liquidity needs in the next twelve months. Accordingly, working capital includes investments with contractual maturities greater than one year from the date of purchase.

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

Our products are derived from our core competencies in pressure measurement and control, materials delivery, gas composition analysis, control and information technology, power and reactive gas generation and vacuum technology. Our products are used in diverse markets, applications and processes. Our primary served markets are manufacturers of capital equipment for semiconductor devices, and for other thin film applications including flat panel displays, solar cells light emitting diodes (“LEDs”), data storage media, and other advanced coatings. We also leverage our technology in other markets with advanced manufacturing applications including medical equipment, pharmaceutical manufacturing, energy generation and environmental monitoring.

We have a diverse base of customers that includes manufacturers of semiconductor capital equipment and semiconductor devices; thin film capital equipment used in the manufacture of flat panel displays; LEDs, solar cells, data storage media and other coating applications; and general industrial, medical, energy generation, environmental monitoring and manufacturing companies, and university, government and industrial research laboratories. During the years 2015, 2014 and 2013, approximately 69%, 70% and 68% of our net revenues, respectively, were from sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers. We expect that sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers will continue to account for a substantial portion of our sales.

Effective January 1, 2015, we changed the structure of our reportable segments based upon how the information is provided to our Chief Operating Decision Maker. Our four reportable segments prior to the change in structure were: Advanced Manufacturing Capital Equipment, Analytical Solutions Group, Europe Region Sales & Service and Asia Region Sales & Service. Our current structure still reflects four reportable segments, however the composition of the segments has changed.

Our current reportable segments are Advanced Manufacturing Capital Equipment, Global Service, Asia Region Sales and Other. The primary change to the segment structure was to separate worldwide service from product sales and create a separate reportable segment known as Global Service. Product sales in the Advanced Manufacturing Capital Equipment segment remained with that segment. Asia product sales became a separate reportable segment. The product sales from the operating segments that made up the Analytical Solutions Group and Europe Region Sales were combined into the Other segment and are not reported separately as they are individually immaterial and collectively remain below the separate segment guidelines. We report corporate expenses and certain intercompany pricing transactions in a Corporate and Eliminations reconciling column.

The Advanced Manufacturing Capital Equipment segment includes the development, manufacture and sales of instruments, control and vacuum products, and power and reactive gas products, all of which are utilized in semiconductor processing and other similar advanced manufacturing processes. Sales in this segment include both external sales and intercompany product sales, which are recorded at transfer prices in accordance with applicable tax requirements. The Global Service segment includes the worldwide servicing of instruments, control and vacuum products, power and reactive gas products and certain other product groups, all of which are utilized in semiconductor processing and other similar advanced manufacturing processes. The Asia Region Sales segment mainly includes sales of products that are re-sold from the Advanced Manufacturing Capital Equipment and Other segments into Asia regions. The Other segment includes operating segments that are not required to be reported separately as reportable segments and includes sales of products that are re-sold from the Advanced Manufacturing Capital Equipment into Europe regions as well as sales from other operating segments.

We group our products into three groups of products, based upon the similarity of the product function, type of product and manufacturing processes. These three groups of products are: Instruments, Control and Vacuum Products; Power and Reactive Gas Products; and Analytical Solutions Products.

Net revenues to semiconductor capital equipment manufacture and semiconductor device manufacture customers increased by 3% in 2015 compared to 2014, after increasing by 19% in 2014 compared to 2013. We had sequential revenue increases in each quarter since the third quarter of 2014 and into the second quarter of 2015. Semiconductor revenues increased from $126 million in the third quarter of 2014 to $154 million in the second quarter of 2015. In the third and fourth quarters of 2015, there was a pause in spending and we saw a decrease in semiconductor revenues to $143 million and $114 million, respectively. The semiconductor capital equipment industry is subject to rapid demand shifts, which are difficult to predict, and we are uncertain as to the timing or extent of future demand or any future weakness in the semiconductor capital equipment industry.

Our net revenues from other advanced markets, which exclude semiconductor capital equipment and semiconductor device product applications, increased 6% in 2015 compared to 2014 and increased 12% in 2014 compared to 2013. We saw eight consecutive quarters of growth in our other advanced markets starting in the quarter ended December 31, 2013 through the third quarter of 2015. In the fourth quarter of 2015, revenue for our other advanced markets decreased by 12% compared to the third quarter of 2015. Revenues from customers in other advanced markets are made up of many different markets including general industrial, solar, film, medical, analysis metrology and other markets. The increase in net revenues from other advanced markets in 2015 compared to the prior year is primarily attributed to increases in the solar, data storage and analysis metrology markets, partially offset by decreases in the general industrial and LED markets. Approximately 31% of our net revenues for 2015 were to other advanced markets and we anticipate that these markets will grow and could represent a larger portion of our revenue.

A significant portion of our net revenues is in international markets. During the years 2015, 2014 and 2013, international net revenues accounted for approximately 44%, 43% and 46% of our total net revenues, respectively. A significant portion of our international net revenues were sales in Korea and Japan. We expect that international net revenues will continue to represent a significant percentage of our total net revenues.

On March 17, 2015, we acquired Precisive, LLC (“Precisive”) for $12.1 million net of cash acquired of $0.4 million. Precisive is an innovative developer of optical analyzers based on Tunable Filter Spectroscopy, which provide real-time gas analysis in the natural gas and hydrocarbon processing industries, including refineries, hydrocarbon processing plants, gas-to-power machines, biogas processes and fuel gas transportation and metering, while delivering customers a lower total cost of ownership.

On May 30, 2014, we acquired Granville-Phillips (“GP”), a division of Brooks Automation, Inc., for $87 million. GP is a leading global provider of vacuum measurement and control instruments to the semiconductor, thin film and general industrial markets. The acquisition reflects our strategy to grow our semiconductor business, while diversifying into other high growth markets.

On March 12, 2013, we acquired Alter S.r.l. (“Alter”), located in Reggio Emilia, Italy. Alter develops advanced microwave power generators, components and systems for industrial microwave heating, microwave plasma coating and semiconductor applications. The purchase price, net of cash acquired and after final debt and working capital post-closing adjustments, was $2.4 million.

Recent Events

On February 23, 2016, we announced that we had entered into a definitive agreement to acquire Newport, a worldwide leader in photonics solutions. Pursuant to the merger agreement, and subject to the terms and conditions contained therein, at the closing of the acquisition, we will acquire all of the outstanding shares of Newport for a purchase price of approximately $980 million in cash. We intend to fund the transaction with a combination of available cash on hand and up to $800 million in committed debt financing. In addition, we entered into a commitment letter to obtain a $50 million asset-based revolving credit facility for working capital purposes, as needed. The parties’ obligations to consummate the acquisition are subject to customary closing conditions, including required approvals for the transaction from governmental authorities and approval from Newport’s shareholders. Our obligations under the merger agreement are not subject to any financing condition.

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

Inventory.    We value our inventory at the lower of cost (first-in, first-out method) or market. We regularly review inventory quantities on hand and record a provision to write-down excess and obsolete inventory to its estimated net realizable value, if less than cost, based primarily on our estimated forecast of product demand. Once our inventory value is written-down and a new cost basis has been established, the inventory value is not increased due to demand increases. Demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases as a result of supply shortages or a decrease in the cost of inventory purchases as a result of volume discounts, while a significant decrease in demand could result in an increase in the charges for excess inventory quantities on hand. In addition, our industry is subject to technological change, new product development and product technological obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results. For 2015, 2014 and 2013, our total charges for excess and obsolete inventory totaled $13.6 million, $12.1 million and $21.7 million, respectively. Included in our total charges for excess and obsolete inventory in 2013 is $6.4 million of special charges for obsolete inventory related to a unique product in a solar application as a result of slowing market conditions, which provided uncertainty as to the net realizable value of this inventory.

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

Certain RSUs involve stock to be issued upon the achievement of performance conditions (performance shares) under our stock incentive plans. Such performance shares become available subject to time-based vesting conditions if, and to the extent that, financial or operational performance criteria for the applicable period are achieved. Accordingly, the number of performance shares earned will vary based on the level of achievement of financial or operational performance objectives for the applicable period. Until such time that our performance can ultimately be determined, each quarter we estimate the number of performance shares to be earned based on an evaluation of the probability of achieving the performance objectives. Such estimates are revised, if necessary, in subsequent periods when the underlying factors change our evaluation of the probability of achieving the performance objectives. Accordingly, share-based compensation expense associated with performance shares may differ significantly from the amount recorded in the current period.

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

We have elected to perform our annual goodwill impairment test as of October 31 of each year, or more often if events or circumstances indicate that there may be impairment. Goodwill is the amount by which the cost of acquired net assets exceeded the fair value of those net assets on the date of acquisition. We allocate goodwill to reporting units at the time of acquisition or when there is a change in the reporting structure and base that allocation on which reporting units will benefit from the acquired assets and liabilities. In 2015, we reallocated our goodwill based upon a change in our reporting structure. There was no goodwill impairment as a result of this change in reporting units. Reporting units are defined as operating segments or one level below an operating segment, referred to as a component. The estimated fair value of our reporting units was based on discounted cash flow models derived from internal earnings and internal and external market forecasts. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. Discount rates are based on a weighted average cost of capital (“WACC”), which represents the average rate a business must pay its providers of debt and equity. The WACC used to test goodwill is derived from a group of comparable companies. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. We make every effort to forecast these future cash flows as accurately as possible with the information available at the time the forecast is developed.

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

As of October 31, 2015, we performed our annual impairment assessment of goodwill and determined that it is more likely than not that the fair values of the reporting units exceed their carrying amount. We will continue to monitor and evaluate the carrying value of goodwill. If market and economic conditions or business performance deteriorate, this could increase the likelihood of us recording an impairment charge. However, management believes it is not reasonably likely that an impairment will occur at any of its reporting units over the next twelve months.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total net revenues of certain line items included in our consolidated statements of operations and comprehensive income data:

	Years Ended December 31,
	2015	2014	2013
Net revenues:
Product	85.7%	86.3%	84.9%
Service	14.3	13.7	15.1

Total net revenues	100.0%	100.0%	100.0%
Cost of revenues:
Product	45.9	47.9	50.4
Service	9.5	8.8	9.8

Total cost of revenues	55.4%	56.7%	60.2%

Gross profit	44.6%	43.3%	39.8%
Research and development	8.4	8.1	9.5
Selling, general and administrative	15.9	16.9	21.2
Insurance reimbursement	—	—	(0.1)
Acquisition costs	—	0.1	—
Restructuring	0.2	0.3	0.2
Amortization of intangible assets	0.8	0.6	0.3

Income from operations	19.3%	17.3%	8.7%
Interest income, net	0.3	0.1	0.1

Income before income taxes	19.6%	17.4%	8.8%
Provision for income taxes	4.6	2.6	3.5

Net income	15.0%	14.8%	5.3%

Year Ended December 31, 2015 Compared to 2014 and 2013

Net Revenues

	Years Ended December 31,			% Change in 2015	% Change in 2014
(Dollars in millions)	2015	2014	2013
Product	$697.1	$673.8	$568.3	3.5%	18.6%
Service	116.4	107.1	101.1	8.8	5.9

Total net revenues	$813.5	$780.9	$669.4	4.2%	16.7%

Product revenues increased $23.3 million during 2015 compared to 2014. Product revenues related to our semiconductor capital equipment manufacturer and semiconductor device manufacturer customers increased by $9.4 million in 2015 compared to 2014, mainly as a result of volume increases. Our product revenues for all other markets which exclude semiconductor capital equipment and semiconductor device product applications, increased by $13.9 million in 2015 compared to 2014. The increase in our non-semiconductor markets was primarily attributed to volume increases of $13.2 million in our solar market and $12.3 million in our data storage market. These increases were partially offset by a decrease of $11.8 million in our general industrial markets.

Product revenues increased $105.5 million during 2014 compared to 2013. Product revenues related to our semiconductor capital equipment manufacturer and semiconductor device manufacturer customers increased by $83.5 million in 2014 compared to 2013, mainly the result of volume increases. Product revenues for all other markets, which exclude semiconductor capital equipment and semiconductor device product applications, increased by $22.0 million. The increase in our non-semiconductor markets was primarily attributed to volume increases of $15.4 million in our general industrial markets.

Service revenues consisted mainly of fees for services related to the repair of our products, software license and maintenance, installation services and training. Service revenues increased $9.3 million during 2015 compared to 2014. This increase was primarily attributed to increases in the semiconductor markets, which increased $8.1 million. Service revenues, which increased $6.0 million during 2014 compared to 2013 was primarily attributed to increases in the semiconductor markets.

Total international net revenues, including product and service, were $355.2 million for 2015 or 43.7% of net revenues, compared to $332.4 million for 2014, or 42.6% of net revenues, and $305.5 million, or 45.6% of net revenues for 2013. The majority of our foreign revenues are from sales to customers in Korea and Japan.

The following table sets forth our net revenues by reportable segment:

Net Revenues

	Years Ended December 31,			% Change in 2015	% Change in 2014
(Dollars in millions)	2015	2014	2013
Advanced Manufacturing Capital Equipment	$662.9	$620.3	$509.0	6.9%	21.9%
Global Service	116.4	107.0	101.1	8.8	5.9
Asia Region Sales	203.2	183.1	159.8	11.0	14.6
Other	79.5	82.7	73.2	(3.9)	12.9
Corporate and Eliminations	(248.5)	(212.2)	(173.7)	(17.1)	(22.2)

Total net revenues	$813.5	$780.9	$669.4	4.2%	16.6%

Net revenues for the Advanced Manufacturing Capital Equipment segment increased by 6.9% in 2015 compared to 2014 and 21.9% in 2014 compared to 2013. Net revenues for the Asia Region Sales segment increased by 11.0% in 2015 compared to 2014 and 14.6% in 2014 compared to 2013. These increases for the Advance Manufacturing Capital Equipment and Asia Region Sales segments are primarily attributed to net revenues from semiconductor capital equipment manufacture customers and semiconductor device manufacture customers, which increased by 3.2% in 2015 compared to 2014 and increased by 17.2% in 2014 compared to 2013. The increase in 2015 in the Asia Region Sales segment was also the result of increased sales to the solar market.

Net revenues for the Global Service segment increased by 8.8% in 2015 compared to 2014 and 5.9% in 2014 compared to 2013. These increases in the Global Service segment are primarily attributed to net revenues from semiconductor capital equipment manufacture and semiconductor device manufacture customers.

Net revenues in our Other segment decreased by 3.9% in 2015 compared to 2014 and increased by 12.9% in 2014 compared to 2013. This segment, which has operations mainly in Europe, is not impacted as much by the semiconductor capital equipment market. The decrease of 3.9% in 2015 compared to 2014 is primarily attributed to the negative impact of foreign exchange rates, partially offset by a 6.4% increase in our other advanced markets, which exclude semiconductor capital equipment manufacture and semiconductor device manufacture customers. The increase of 12.9% in 2014 compared to 2013 is primarily attributed to an increase of 8.0% in 2014 compared to 2013 in our other advanced markets which exclude semiconductor capital equipment manufacture and semiconductor device manufacture customers.

The following is gross profit as a percentage of net revenues by product and service:

Gross Profit

	Years Ended December 31,			% Points Change in 2015	% Points Change in 2014
(As a percentage of net revenues)	2015	2014	2013
Product	46.4%	44.5%	40.6%	1.9%	3.9%
Service	34.0	35.6	35.3	(1.6)	0.3

Total gross profit percentage	44.6%	43.3%	39.8%	1.3%	3.5%

Gross profit on product revenues increased by 1.9 percentage points during 2015 compared to 2014. The increase was primarily due to an increase of 1.2 percentage points due to favorable product mix and 0.9 percentage points due to higher revenue volumes.

Gross profit on product revenues increased by 3.9 percentage points during 2014 compared to 2013. The increase was primarily due to an increase of 2.8 percentage points due to higher revenue volumes and 1.4 percentage points due to lower excess and obsolete inventory charges.

Cost of service revenues consists primarily of costs for providing services for repair and training which includes salaries, related expenses and other overhead costs. Service gross profit for 2015 decreased by 1.6 percentage points primarily due to a decrease of 2.3 percentage points due to unfavorable product mix. Service gross profit for 2014 was relatively flat compared to 2013.

The following is gross profit as a percentage of net revenues by reportable segment:

Gross Profit

	Years Ended December 31,			% Points Change in 2015	% Points Change in 2014
(As a percentage of net revenues)	2015	2014	2013
Advanced Manufacturing Capital Equipment	43.2%	41.0%	36.4%	2.2%	4.6%
Global Service	34.0	35.6	35.3	(1.6)	0.3
Asia Region Sales	13.5	14.9	16.8	(1.4)	(1.9)
Other	30.0	33.7	35.4	(3.7)	(1.7)
Corporate, Eliminations	5.7	4.6	4.0	1.1	0.6

Total net revenues	44.6%	43.3%	39.8%	1.3%	3.5%

Gross profit for the Advanced Manufacturing Capital Equipment segment increased 2.2 percentage points in 2015 compared to 2014. The increase was primarily due to favorable product mix and higher revenue volumes. Gross profit for the Advanced Manufacturing Capital Equipment segment increased 4.6 percentage points in 2014 compared to 2013. The increase was primarily due to higher revenue volumes, lower excess and obsolete inventory charges and favorable product mix.

Gross profit for the Asia Region Sales segment decreased 1.4 percentage points in 2015 compared to 2014 and decreased 1.9 percentage points in 2014 compared to 2013. The decrease of 1.4 percentage points in 2015 compared to 2014 was primarily due to the unfavorable impact of foreign exchange, partially offset by favorable product mix. The decrease of 1.9 percentage points in 2014 compared to 2013 was primarily due to unfavorable impact of foreign exchange and unfavorable product mix.

Gross profit for the Other segment decreased 3.7 percentage points in 2015 compared to 2014 and decreased 1.7 percentage points in 2014 compared to 2013. The decrease of 3.7 percentage points in 2015 compared to

2014 was primarily due to unfavorable product mix. The decrease of 1.7 percentage points in 2014 compared to 2013 was primarily due to unfavorable product mix, partially offset by lower material costs.

Research and Development

	Years Ended December 31,			% Change in 2015	% Change in 2014
(Dollars in millions)	2015	2014	2013
Research and development expenses	$68.3	$62.9	$63.6	8.6%	(1.1)%

Research and development expenses increased $5.4 million during 2015 compared to 2014. The increase was primarily attributed to an increase of $2.4 million in compensation related costs, primarily due to strategic headcount additions, including variable compensation and fringe benefits and an increase of $1.6 million in project materials.

Research and development expenses decreased $0.7 million during 2014 compared to 2013. The decrease was primarily attributed to a decrease of $0.7 million in consulting and professional fees and a decrease of $0.5 million in project materials, partially offset by an increase of $0.5 million in compensation-related costs, including variable compensation and fringe benefits.

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

Selling, General and Administrative

	Years Ended December 31,			% Change in 2015	% Change in 2014
(Dollars in millions)	2015	2014	2013
Selling, general and administrative expenses	$129.1	$131.8	$142.0	(2.1)%	(7.2)%

Selling, general and administrative expenses decreased $2.7 million during 2015 compared to 2014. The decrease was primarily attributed to a $2.0 million decrease in consulting and professional fees and a $1.1 million related to favorable foreign exchange. These decreases were partially offset by a $1.0 million increase in compensation related costs, including variable compensation and fringe benefits.

Selling, general and administrative expenses decreased $10.2 million during 2014 compared to 2013. The decrease was primarily attributed to a $7.1 million decrease in compensation-related costs primarily related to headcount reductions, variable compensation and lower fringe benefits, a $2.6 million decrease due to executive retirement costs recorded in the fourth quarter of 2013 as a result of the retirement of our Chief Executive Officer in December 2013 and a $1.2 million decrease related to favorable foreign exchange. These decreases were partially offset by a $1.3 million increase in volume-related commission expenses.

Insurance Reimbursement

	Years Ended December 31,			% Change in 2015	% Change in 2014
(Dollars in millions)	2015	2014	2013
Insurance reimbursement	$—	$—	$(1.1)	—%	100.0%

In 2013, we recovered $1.1 million from our insurance company relating to a 2012 litigation settlement with certain former shareholders.

Acquisition Costs

	Years Ended December 31,			% Change in 2015	% Change in 2014
(Dollars in millions)	2015	2014	2013
Acquisition costs	$—	$0.5	$0.2	(94.0)%	191.4%

We incurred $30 thousand of acquisition costs in 2015, which was comprised primarily of legal fees related to our March 2015 acquisition of Precisive. We incurred $0.5 million of legal and filing fees in 2014 related to our June 2014 acquisition of GP. We incurred $0.2 million of legal fees in 2013 related to our March 2013 acquisition of Alter.

Restructuring

	Years Ended December 31,			% Change in 2015	% Change in 2014
(Dollars in millions)	2015	2014	2013
Restructuring	$2.1	$2.5	$1.4	(15.8)%	80.7%

During 2015, we recorded $2.1 million of restructuring charges primarily related to severance costs associated with a reduction in workforce of 266 people, primarily related to the outsourcing of a non-core foreign manufacturing process and the consolidation of certain foreign manufacturing locations. These restructuring activities were substantially complete by December 31, 2015.

During 2014, we recorded $2.5 million of restructuring charges primarily for severance-related costs related to a reduction in workforce of approximately 131 people throughout our company. This restructuring was substantially complete at December 31, 2014.

During 2013, we recorded $1.4 million of restructuring charges primarily related to the consolidation of certain facilities and a small reduction in headcount. The majority of these costs were related to severance expenses and the consolidation and headcount reduction were substantially completed by December 31, 2013.

Amortization of Intangible Assets

	Years Ended December 31,			% Change in 2015	% Change in 2014
(Dollars in millions)	2015	2014	2013
Amortization of intangible assets	$6.8	$4.9	$2.1	36.8%	131.2%

Amortization increased $1.9 million during 2015 compared to 2014 and was primarily attributable to increases in amortization expense from the intangible assets acquired through our acquisition of Precisive in 2015 and our acquisition of GP in 2014.

Amortization increased $2.8 million during 2014 compared to 2013. This increase was primarily attributable to an increase of $3.2 million of amortization related to intangible assets from our acquisition of GP in 2014. This increase was offset by intangible assets that became fully amortized during the year.

Interest Income, Net

	Years Ended December 31,			% Change in 2015	% Change in 2014
(Dollars in millions)	2015	2014	2013
Interest income, net	$2.9	$1.3	$0.9	128.2%	36.9%

Net interest income for 2015 increased $1.6 million compared to 2014 and net interest income for 2014 increased $0.4 million compared to 2013. These increases were attributable to a change in the mix of our investment portfolio as well as larger average investment balances.

Provision for Income Taxes

	Years Ended December 31,			% Change in 2015	% Change in 2014
(Dollars in millions)	2015	2014	2013
Provision for income taxes	$37.2	$20.6	$23.5	80.3%	(12.4)%

The provision for income taxes in each of 2015, 2014 and 2013 are comprised of U.S. federal, state and foreign income taxes.

Our effective tax rate for the years 2015, 2014 and 2013 was 23.3%, 15.1%, and 39.7%, respectively. The effective tax rate in 2015, and related income tax expense, was lower than the U.S. statutory tax rate primarily due to the release of income tax reserves related to the effective settlement of a U.S. tax audit. The 2015 effective tax rate also benefited from foreign earnings taxed at lower rates, the deduction for domestic production activities, and the research credit offset by state income taxes.

The effective tax rate in 2014, and related income tax expense, was lower than the U.S. statutory tax rate primarily due to the release of income tax reserves related to the effective settlement of various foreign and U.S. tax audits. The effective tax rate for 2014 also benefited from a release of income tax reserves related to the expiration of the statute of limitations for a previously open tax year, a benefit resulting from foreign tax credits recognized on the payment of a dividend from a foreign subsidiary and a benefit from a change in tax election resulting in the recording of a deferred tax asset for previously unavailable foreign net operating losses. The 2014 effective tax rate also benefited from foreign earnings taxed at lower rates, the deduction for domestic production activities, and a research credit offset by state income taxes.

The effective tax rate in 2013, and related income tax expense, was higher than the U.S. statutory tax rate primarily due to a decision to pay currently, at a substantially reduced rate, taxes on certain accumulated earnings of our Israeli subsidiary relating to calendar year periods 2002-2011 covered under an Israeli tax holiday that expired on December 31, 2011. This additional charge was partially offset by additional U.S. tax incentives realized, and earnings of our international subsidiaries taxed at rates lower than the U.S. statutory rate. Additionally, certain tax incentives realized by us were reinstated under The American Taxpayer Relief Act of 2012 that was signed into law on January 2, 2013.

Our effective tax rate has been impacted on a year to year basis by the expiration and extension of certain U.S. tax benefits. These tax benefits were extended in 2013 retroactively to 2012. This retroactive reinstatement resulted in a reduction to our 2013 effective tax rate of approximately 4%. The tax benefits expired again as of December 31, 2014 but were reinstated in December 2015. The net impact of these tax benefits, exclusive of the retroactive reinstatement, was approximately 1%, 1% and 2% for 2015, 2014 and 2013, respectively. As part of the 2015 extension, some of the tax benefits, including the research credit, were made permanent.

At December 31, 2015, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $4.3 million. At December 31, 2014, our total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $19.6 million. The net decrease at December 31, 2015 from December 31, 2014 was primarily attributable to current year releases in reserves for existing uncertain tax positions. At December 31, 2015, excluding interest and penalties, there were $4.3 million of net unrecognized tax benefits that, if recognized, would impact our annual effective tax rate. We accrue interest and, if applicable, penalties for any uncertain tax positions. Interest and penalties were classified as a component of income tax expense. At December 31, 2015, 2014 and 2013, we had accrued interest on unrecognized tax benefits of approximately $0.2 million, $0.6 million and $2.2 million, respectively.

Over the next 12 months it is reasonably possible that we may recognize approximately $0.9 million of previously net unrecognized tax benefits, excluding interest and penalties, related to state and foreign tax positions as a result of the expiration of statutes of limitation. We are subject to examination by U.S. federal, state and foreign tax authorities. The United States Internal Revenue Service commenced an examination of our U.S. federal tax filings for tax years 2011 through 2013 during the quarter ended March 31, 2015. This audit was effectively settled in the fourth quarter upon our acceptance of the income tax examination changes. As part of the audit, we consented to extend the U.S. statute of limitations for tax year 2011 until September 30, 2016.

We also effectively settled another U.S. federal income tax examination, for tax years 2007 through 2009, during the fourth quarter of 2014 upon receipt of an audit approval letter from the Joint Committee on Taxation. The statute of limitations for tax years 2007 through 2009 expired on December 31, 2015.

The U.S. statute of limitations remains open for tax years 2011 through present. The statute of limitations for our tax filings in other jurisdictions varies between fiscal years 2008 through present.

On a quarterly basis, we evaluate both positive and negative evidence that affect the realizability of net deferred tax assets and assess the need for a valuation allowance. The future benefit to be derived from our deferred tax assets is dependent upon our ability to generate sufficient future taxable income in each jurisdiction of the right type to realize the assets. During 2015, we decreased our valuation allowance by $20.6 million, primarily related to the expiration of U.S. capital loss carry-forwards. During 2014, we decreased our valuation allowance by $0.3 million, primarily related to the effective settlement of a foreign tax audit. In 2013, we decreased our valuation allowance by $0.4 million, primarily related to the expiration of U.S. capital loss carry-forwards.

In 2015, we recorded a net benefit to income tax expense of $7.3 million, excluding interest and penalties, primarily due to reserve releases related to the effective settlement of a U.S. income tax audit. In 2014, we recorded a net benefit to income tax expense of $13.4 million, excluding interest and penalties, due to reserve releases related to the effective settlement of various U.S. and foreign audits along with the expiration of the statute of limitations related to a previously open tax year.

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

Liquidity and Capital Resources

Cash, cash equivalents and short-term marketable investments totaled $658.2 million at December 31, 2015, an increase of $66.0 million compared to $592.2 million at December 31, 2014. This increase was mainly attributed to net income and non-cash charges, partially offset by increases in working capital, dividend payments to common stockholders, repurchases of common stock, the acquisition of Precisive, and purchases of property, plant and equipment. The primary driver in our current and anticipated future cash flows is and will continue to be cash generated from operations, consisting mainly of our net income, excluding non-cash changes and changes in operating assets and liabilities. In periods when our sales are growing, higher sales to customers will result in increased trade receivables, and inventories will generally increase as we build products for future sales. This may result in lower cash generated from operations. Conversely, in periods when our sales are declining, our trade accounts receivable and inventory balances will generally decrease, resulting in increased cash from operations.

Net cash provided by operating activities was $138.3 million for 2015 and resulted mainly from net income of $122.3 million, which included non-cash net charges of $48.9 million, partially offset by an increase in working capital of $32.2 million. The increase in working capital consisted primarily of an increase in inventories of $14.5 million, a decrease in accounts payable of $10.6 million, a decrease in income taxes of $8.5 million, a decrease in other current and non-current liabilities of $2.8 million and an increase in other current and non-current assets of $1.5 million. These increases are partially offset by an increase in accrued compensation of $3.3 million and a decrease in trade accounts receivable of $2.3 million.

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

Net cash used in investing activities was $167.4 million for 2015 and resulted primarily from $9.9 million of cash primarily used for the acquisition of Precisive, $12.4 million used for the purchase of production-related equipment, and $145.1 million from net purchases of investments. Net cash used in investing activities was $24.8 million for 2014 and resulted primarily from $87.0 million used for the acquisition of GP and $13.2 million used for the purchase of production-related equipment, partially offset by $73.7 million from net maturities and sales of investments.

Net cash used in financing activities was $47.1 million for 2015 and consisted primarily of $36.0 million in dividend payments made to common stockholders and $13.3 million for the repurchase of common stock. Net cash used in financing activities was $52.7 million for 2014 and consisted primarily of $34.9 million in dividend payments made to common stockholders and $20.8 million for the repurchase of common stock.

Our Japanese subsidiary has lines of credit and short-term borrowing arrangements with two financial institutions, which generally expire and are renewed at three month intervals. These lines of credit provided for aggregate borrowings as of December 31, 2015 of up to an equivalent of $19.1 million U.S. dollars. There were no borrowings outstanding under these arrangements at December 31, 2015 and December 31, 2014.

We have provided financial guarantees for certain unsecured borrowings and have standby letters of credit, some of which do not have fixed expiration dates. At December 31, 2015, our maximum exposure as a result of these financial guarantees and standby letters of credit was approximately $1.5 million.

On July 25, 2011, our board of directors approved a share repurchase program for the repurchase of up to an aggregate of $200 million of our common stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means. The timing and quantity of any shares repurchased will depend upon a variety of factors, including business conditions, stock market conditions and business development activities, including, but not limited to, merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice. During 2015, we repurchased approximately 369,000 shares of our common stock for $13.3 million at an average price of $36.01 per share. During 2014, we repurchased approximately 728,000 shares of our common stock for $20.8 million at an average price of $28.59 per share.

Holders of our common stock are entitled to receive dividends when and if they are declared by our board of directors. For the year ended December 31, 2015, we paid cash dividends of $36.0 million in aggregate, or $0.675 per share. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of our board of directors.

On February 8, 2016, our board of directors declared a quarterly cash dividend of $0.17 per share to be paid on March 11, 2016 to shareholders of record as of February 29, 2016.

Our total cash and cash equivalents and short-term marketable investments at December 31, 2015 consisted of $328.4 million held in the United States and $329.8 million held by our foreign subsidiaries, substantially all of which would be subject to tax in the United States if returned to the United States. We believe that our current cash and investments position and available borrowing capacity, together with the cash anticipated to be generated from our operations, will be sufficient to satisfy our estimated working capital, planned capital expenditure requirements, and any future cash dividends declared by our board of directors or share repurchases through at least the next 12 months and the foreseeable future.

Future payments due under debt, lease and purchase commitment obligations as of December 31, 2015 are as follows:

	Payment Due By Period
Contractual Obligations (In thousands)	Total	Less than 1 Year	1-3 years	3-5 years	After 5 years	Other (1)
Operating lease obligations	$27,629	$7,315	$11,786	$6,262	$2,266	$—
Purchase obligations(2)	121,820	100,558	8,625	8,397	4,240	—
Other long-term liabilities reflected on the Balance Sheet under U.S. GAAP(3)	21,482	—	—	8,445	8,554	4,483

Total	$170,931	$107,873	$20,411	$23,104	$15,060	$4,483

(1)	This balance relates to our reserve for uncertain tax positions.
(2)

As of December 31, 2015, we have entered into purchase commitments for certain inventory components and other equipment and services used in our normal operations. The majority of these purchase commitments covered by these arrangements are for periods of less than one year and aggregate to approximately $121.8 million.

(3)	The majority of this balance relates to accrued compensation for certain executives related to supplemental retirement benefits.

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

We had forward exchange contracts with notional amounts totaling $90.0 million outstanding at December 31, 2015 of which $34.8 million were outstanding to exchange Korean Won to U.S. dollars. We had forward exchange contracts with notional amounts totaling $28.6 million outstanding at December 31, 2014 of which $12.5 million were outstanding to exchange Korean Won to U.S. dollars.

As of December 31, 2015, the unrealized gain that will be reclassified from accumulated other comprehensive income to earnings over the next twelve months is immaterial. The ineffective portions of the derivatives are recorded in selling, general and administrative costs and were immaterial in 2015, 2014 and 2013.

We hedge certain intercompany accounts receivable and intercompany loans with forward exchange contracts. Typically, as these derivatives hedge existing amounts that are denominated in foreign currencies, the derivatives do not qualify for hedge accounting. The net foreign exchange loss on these derivatives was immaterial in each of 2015, 2014 and 2013.

Realized and unrealized gains and losses on forward exchange contracts that do not qualify for hedge accounting are recognized currently in earnings. The cash flows resulting from forward exchange contracts are classified in our consolidated statements of cash flows as part of cash flows from operating activities. We do not hold or issue derivative financial instruments for trading purposes.

Gains and losses on forward exchange contracts that qualify for hedge accounting are classified in cost of products in 2015, 2014 and 2013 and totaled a gain of $3.5 million, a loss of $0.2 million and a gain of $1.1 million, respectively.

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

Recently Issued Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” Current generally accepted accounting principles require an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The new amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. We prospectively adopted this ASU during the fourth quarter of 2015. Adoption of this ASU did not have a material impact on our financial position and results of operations.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805)—Simplifying the Accounting for Measurement-Period Adjustments.” The new standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are identified, including the cumulative effect of the change in the provisional amount as if the accounting had been completed at the acquisition date. This ASU is effective for reporting periods beginning after December 15, 2015. Adoption of this ASU could have a material impact on our financial position and results of operations.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330)—Simplifying the Measurement of Inventory.” The amendments in this ASU apply to all inventory that is measured using first-in, first-out or average cost. The new standard requires that an entity measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Adoption of this ASU is not expected to have a material impact on our financial position and results of operations.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, and for annual and interim periods thereafter. This ASU is not expected to have an impact on our financial statements or disclosures.

In May 2014 the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance. This standard requires a company to recognize revenue when it transfers goods and services to customers in an amount that reflects the consideration that the company expects to be entitled to in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and assets recognized from costs incurred to obtain or fulfill a contract. This pronouncement is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have not yet selected a transition method. We are currently evaluating the requirements of ASU 2014-09 and have not yet determined its impact on our consolidated financial statements.

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

We had forward exchange contracts with notional amounts totaling $90.0 million outstanding and a net fair value asset of $1.2 million at December 31, 2015. We had forward exchange contracts with notional amounts totaling $28.6 million outstanding and a net fair value asset of $2.0 million at December 31, 2014. The potential fair value loss for a hypothetical 10% adverse change in the currency exchange rate on our forward exchange contracts at December 31, 2015 and 2014 would be immaterial.

Interest Rate Risk

The fair value of our cash and investment portfolio at December 31, 2015 and 2014 approximated its carrying value. Interest rate risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for securities contained in the investment portfolio. The resulting hypothetical fair value was not materially different from the year-end carrying values.

From time to time, we have outstanding lines of credit and short-term borrowings with variable interest rates, primarily denominated in Japanese yen. There were no borrowings outstanding under these arrangements at December 31, 2015 or December 31, 2014.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

MKS Instruments, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of MKS Instruments, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of classification of its investments.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 26, 2016

MKS Instruments, Inc.

Consolidated Balance Sheets

	December 31,
	2015	2014
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$227,574	$305,437
Short-term investments	430,663	286,795
Trade accounts receivable, net of allowance for doubtful accounts of $1,760 and $2,250 at December 31, 2015 and 2014, respectively	101,883	106,362
Inventories	152,631	155,169
Deferred income taxes	—	14,017
Other current assets	26,760	27,512

Total current assets	939,511	895,292

Property, plant and equipment, net	68,856	72,776
Goodwill	199,703	192,381
Intangible assets, net	44,027	46,389
Other assets	21,250	17,206

Total assets	$1,273,347	$1,224,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,177	$34,166
Accrued compensation	28,424	26,970
Income taxes payable	4,024	6,702
Other current liabilities	35,359	35,789

Total current liabilities	90,984	103,627

Other liabilities	21,482	38,595
Commitments and contingencies (Note 23)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 200,000,000 shares authorized; 53,199,720 and 53,154,666 shares issued and outstanding at December 31, 2015 and 2014, respectively	113	113
Additional paid-in capital	744,725	734,732
Retained earnings	427,214	349,061
Accumulated other comprehensive loss	(11,171)	(2,084)

Total stockholders’ equity	1,160,881	1,081,822

Total liabilities and stockholders’ equity	$1,273,347	$1,224,044

The accompanying notes are an integral part of the consolidated financial statements.

MKS Instruments, Inc.

Consolidated Statements of Operations and Comprehensive Income

	Years Ended December 31,
	2015	2014	2013
	(in thousands, except per share data)
Net revenues:
Products	$697,104	$673,819	$568,317
Services	116,420	107,050	101,103

Total net revenues	813,524	780,869	669,420
Cost of revenues:
Cost of products	373,764	374,200	337,464
Cost of services	76,888	68,903	65,382

Total cost of revenues (exclusive of amortization shown separately below)	450,652	443,103	402,846
Gross profit	362,872	337,766	266,574
Research and development	68,305	62,888	63,570
Selling, general and administrative	129,087	131,828	142,014
Insurance reimbursement	—	—	(1,071)
Acquisition costs	30	499	171
Restructuring	2,074	2,464	1,364
Amortization of intangible assets	6,764	4,945	2,139

Income from operations	156,612	135,142	58,387
Interest income	2,999	1,323	999
Interest expense	143	72	85

Income before income taxes	159,468	136,393	59,301
Provision for income taxes	37,171	20,615	23,525

Net income	$122,297	$115,778	$35,776

Other comprehensive income:
Changes in value of financial instruments designated as cash flow hedges, net of tax (benefit) expense(1)	$(469)	$1,210	$62
Foreign currency translation adjustments, net of tax of $0 for 2015, 2014 and 2013	(8,301)	(14,707)	(3,604)
Unrealized loss on investments, net of tax benefit(2)	(317)	(460)	(40)

Total comprehensive income	$113,210	$101,821	$32,194

Net income per share:
Basic	$2.30	$2.17	$0.67

Diluted	$2.28	$2.16	$0.67

Cash dividends paid per common share	$0.675	$0.655	$0.64

Weighted average common shares outstanding:
Basic	53,282	53,232	53,061

Diluted	53,560	53,515	53,481

(1)	Tax (benefit) expense was $(85), $144 and $551 for the years ended December 31, 2015, 2014 and 2013, respectively.

(2)	Tax benefit was $(58), $(55), and $(355) for the years ended December 31, 2015, 2014 and 2013, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

MKS Instruments, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity

	Shares	Amount
Balance at December 31, 2012	52,748,849	$113	$718,005	$278,583	$15,455	$1,012,156
Net issuance under stock-based plans	721,601		(464)			(464)
Stock-based compensation			13,992			13,992
Tax effect from stock-based plans			495			495
Stock repurchase	(107,000)		(1,457)	(1,418)		(2,875)
Cash dividend				(33,975)		(33,975)
Comprehensive income (net of tax):
Net income				35,776		35,776
Other comprehensive loss					(3,582)	(3,582)

Balance at December 31, 2013	53,363,450	$113	$730,571	$278,966	$11,873	$1,021,523
Net issuance under stock-based plans	519,128		2,492			2,492
Stock-based compensation			11,315			11,315
Tax effect from stock-based plans			331			331
Stock repurchase	(727,912)		(9,977)	(10,832)		(20,809)
Cash dividend				(34,851)		(34,851)
Comprehensive income (net of tax):
Net income				115,778		115,778
Other comprehensive loss					(13,957)	(13,957)

Balance at December 31, 2014	53,154,666	$113	$734,732	$349,061	$(2,084)	$1,081,822
Net issuance under stock-based plans	414,187		1,262			1,262
Stock-based compensation			13,013			13,013
Tax effect from stock-based plans			837			837
Stock repurchase	(369,133)		(5,119)	(8,175)		(13,294)
Cash dividend				(35,969)		(35,969)
Comprehensive income (net of tax):
Net income				122,297		122,297
Other comprehensive loss					(9,087)	(9,087)

Balance at December 31, 2015	53,199,720	$113	$744,725	$427,214	$(11,171)	$1,160,881

The accompanying notes are an integral part of the consolidated financial statements.

MKS Instruments, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income	$122,297	$115,778	$35,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,103	20,514	17,102
Stock-based compensation	13,013	11,315	13,992
Provision for excess and obsolete inventory	13,602	12,131	21,671
Provision for doubtful accounts	(255)	668	631
Deferred income taxes	410	5,264	(3,089)
Excess tax benefits from stock-based compensation	(904)	(447)	(935)
Other	275	139	200
Changes in operating assets and liabilities:
Trade accounts receivable	2,334	6,103	(36,153)
Inventories	(14,501)	(20,910)	(29,797)
Income taxes	(8,462)	(32,744)	24,441
Other current and non-current assets	(1,526)	(325)	1,355
Accrued compensation	3,335	(13,563)	13,677
Other current and non-current liabilities	(2,797)	3,469	(5,956)
Accounts payable	(10,629)	(5,478)	23,172

Net cash provided by operating activities	138,295	101,914	76,087

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(9,910)	(86,950)	(2,326)
Purchases of investments	(385,999)	(360,813)	(550,076)
Maturities of investments	179,285	249,359	417,566
Sales of investments	61,659	185,186	110,928
Purchases of property, plant and equipment	(12,414)	(13,183)	(12,410)
Other	8	1,593	(216)

Net cash used in investing activities	(167,371)	(24,808)	(36,534)

Cash flows from financing activities:
Proceeds from short-term borrowings	—	—	6
Payments on short-term borrowings	—	—	(776)
Repurchases of common stock	(13,294)	(20,809)	(2,875)
Net proceeds related to employee stock awards	1,262	2,492	(464)
Dividend payments	(35,969)	(34,851)	(33,975)
Excess tax benefit from stock-based compensation	904	447	935

Net cash used in financing activities	(47,097)	(52,721)	(37,149)

Effect of exchange rate changes on cash and cash equivalents	(1,690)	(7,850)	(1,090)

(Decrease) increase in cash and cash equivalents	(77,863)	16,535	1,314
Cash and cash equivalents at beginning of year	305,437	288,902	287,588

Cash and cash equivalents at end of year	$227,574	$305,437	$288,902

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$34	$44	$60
Income taxes	$43,239	$47,948	$11,878

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1)	Business Description

MKS Instruments, Inc. (“MKS” or the “Company”) was founded in 1961 and is a global provider of instruments, subsystems and process control solutions that measure, control, power, monitor and analyze critical parameters of advanced manufacturing processes to improve process performance and productivity of advanced manufacturing processes. MKS groups its products into three product groups based upon the similarity of the product function, type of product and manufacturing processes. These three groups of products are: Instruments, Control and Vacuum Products; Power and Reactive Gas Products; and Analytical Solutions Products. MKS’ products are derived from its core competencies in pressure measurement and control, materials delivery, gas composition analysis, control and information technology, power and reactive gas generation and vacuum technology.

The Company has four reportable segments: Advanced Manufacturing Capital Equipment, Global Service, Asia Region Sales and Other.

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

Management has the ability, if necessary, to liquidate any of its investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as short-term on the accompanying balance sheets. This election has resulted in investments with contractual maturities greater than one year from the date of purchase previously presented as long-term investments to be re-classified to short-term investments for the period ended December 31, 2014.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

The table below reflects the adjustment in the balance sheet line items for the period ended December 31, 2014.

	December 31, 2014
	As previously reported	Adjustment	As adjusted
Short-term investments	$129,594	$157,201	$286,795
Long-term investments	$157,201	$(157,201)	$—

The footnotes that were affected by the adjustment for the period ended December 31, 2014 are discussed as follows:

Note 5—The fair value of short-term investments consists of the following:

	December 31, 2014
Available-for-sale investments:	As previously reported	Adjustment	As adjusted
Time deposits and certificates of deposit	$20,900	$48	$20,948
Bankers acceptance drafts	82	—	82
Asset-backed securities	—	75,674	75,674
Corporate obligations	24,020	64,669	88,689
Municipal bonds	2,099	1,254	3,353
U.S. agency obligations	82,493	15,556	98,049

	$129,594	$157,201	$286,795

Short-term investments within the tables that reflect the gross unrealized gains and (losses) aggregated by investment category for available-for-sale investments as of December 31, 2014 (Note 5) and assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2014 (Note 6) include all investments, including those investments that were presented as long-term investments as of December 31, 2014, to be consistent with the 2015 presentation.

3)	Summary of Significant Accounting Policies

Revenue Recognition and Accounts Receivable Allowances

Revenue from product sales is recorded upon transfer of title and risk of loss to the customer provided that there is evidence of an arrangement, the sales price is fixed or determinable, and collection of the related receivable is reasonably assured. In most transactions, the Company has no obligations to customers after the date products are shipped other than pursuant to warranty obligations. In some instances, the Company provides installation, training, support and services to customers after the product has been shipped. The Company does not frequently enter into arrangements with multiple deliverables; however, for those revenue arrangements with multiple deliverables, the Company allocates revenue to each element based upon its relative selling price using vendor-specific objective evidence (“VSOE”), or third-party evidence (“TPE”) or based upon the relative selling price using estimated prices if VSOE or TPE does not exist. The Company then recognizes revenue on each deliverable in accordance with its policies for product and service revenue recognition. The Company provides for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. Shipping and handling fees, if any, billed to customers are recognized as revenue. The related shipping and

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

handling costs are recognized in cost of revenues. Accounts receivable allowances include sales returns and bad debt allowances. The Company monitors and tracks the amount of product returns and reduces revenue at the time of shipment for the estimated amount of such future returns, based on historical experience. The Company makes estimates evaluating its allowance for doubtful accounts. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any specific customer collection issues that it has identified.

Research and Development

Research and development costs are expensed as incurred and consist mainly of compensation-related expenses and project materials. The Company’s research and development efforts include numerous projects, which generally have a duration of 3 to 30 months. Acquired in-process research and development (“IPR&D”) expenses, which are capitalized at fair value as an intangible asset until the related project is completed, are then amortized over the estimated useful life of the product. The Company monitors projects and, if they are abandoned, the Company immediately writes them off.

Advertising Costs

Advertising costs are expensed as incurred and were immaterial in 2015, 2014 and 2013.

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

Effective December 31, 2015, the Company changed the method of classification of its investments previously classified as long-term investments to short-term investments within current assets and the balances for the prior year have been reclassified to conform to the current year’s presentation. This new method classifies these securities as current or long-term based on the nature of the securities and the availability for use in current operations while the prior classification was based on the maturity dates of the investments. The Company believes this method is preferable because it is more reflective of the Company’s assessment of its overall liquidity position.

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

The Company had one customer comprising 18%, 19% and 17% of net revenues for 2015, 2014 and 2013, respectively, and another customer comprising 13%, 13% and 12% of net revenues for 2015, 2014, and 2013,

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

respectively. During the years 2015, 2014 and 2013, approximately 69%, 70% and 68% of the Company’s net revenues, respectively, were from sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers. There were two customers comprising 10% or more of the Company’s accounts receivable balance as of December 31, 2015.

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

Goodwill

Goodwill is the amount by which the cost of acquired net assets exceeded the fair value of those net assets on the date of acquisition. The Company allocates goodwill to reporting units at the time of acquisition or when there is a change in the reporting structure and bases that allocation on which reporting units will benefit from the acquired assets and liabilities. Reporting units are defined as operating segments or one level below an operating segment, referred to as a component. In 2015, the Company reallocated its goodwill based upon a change in its reporting structure. There was no goodwill impairment as a result of this change in reporting units. The Company assesses goodwill for impairment on an annual basis as of October 31 or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired.

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

As of October 31, 2015, the Company performed its annual impairment assessment of goodwill and determined that it is more likely than not that the fair values of the reporting units exceed their carrying amount.

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

Foreign Exchange

The functional currency of the majority of the Company’s foreign subsidiaries is the applicable local currency. For those subsidiaries, assets and liabilities are translated to U.S. dollars at year-end exchange rates. Income and expense accounts are translated at the average exchange rates prevailing during the year. The resulting translation adjustments are included in accumulated other comprehensive income (loss) in consolidated stockholders’ equity. Foreign exchange transaction gains and losses, which arise from transaction activity, are reflected in selling, general and administrative expenses in the statement of operations.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

Net foreign exchange gains and losses resulting from re-measurement are included in selling general and administrative expense and were a loss of $1,388, a loss of $314 and a loss of $1,937, respectively, for the years ended December 31, 2015, 2014 and 2013. These amounts do not reflect the corresponding gain (loss) from foreign exchange contracts. See Note 7 “Derivatives” regarding foreign exchange contracts.

Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and also for operating loss and tax credit carry-forwards. On a quarterly basis, the Company evaluates both the positive and negative evidence that affects the realizability of net deferred tax assets and assesses the need for a valuation allowance. The future benefit to be derived from its deferred tax assets is dependent upon its ability to generate sufficient future taxable income in each jurisdiction of the right type to realize the assets. The Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. To the extent the Company establishes a valuation allowance an expense will be recorded as a component of the provision for income taxes on the statement of operations. During 2013, the Company decreased its valuation allowance by $395 primarily related to the expiration of U.S. capital loss carry-forwards. As a result, the valuation allowance was $27,102 at December 31, 2013. During 2014, the Company decreased its valuation allowance by $339 primarily related to the effective settlement of a foreign tax audit. As a result, the valuation allowance was $26,763 at December 31, 2014. During 2015, the Company decreased its valuation allowance by $20,636 primarily related to the expiration of U.S. capital loss carry-forwards. As a result, the valuation allowance was $6,127 at December 31, 2015.

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

4)	Recently Issued Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” Current generally accepted accounting principles require an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The new amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company prospectively adopted this ASU during the fourth quarter of 2015. Adoption of this ASU did not have a material impact on the Company’s financial position and results of operations.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805)—Simplifying the Accounting for Measurement-Period Adjustments.” The new standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are identified, including the cumulative effect of the change in the provisional amount as

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

if the accounting had been completed at the acquisition date. This ASU is effective for reporting periods beginning after December 15, 2015. Adoption of this ASU could have a material impact on the Company’s financial position and results of operations.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330)—Simplifying the Measurement of Inventory.” The amendments in this ASU apply to all inventory that is measured using first-in, first-out or average cost. The new standard requires that an entity measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Adoption of this ASU is not expected to have a material impact on the Company’s financial position and results of operations.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, and for annual and interim periods thereafter. This ASU is not expected to have an impact on the Company’s financial statements or disclosures.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance. This standard requires a company to recognize revenue when it transfers goods and services to customers in an amount that reflects the consideration that the company expects to be entitled to in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and assets recognized from costs incurred to obtain or fulfill a contract. This pronouncement is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company has not yet selected a transition method. The Company is currently evaluating the requirements of ASU 2014-09 and we have not yet determined its impact on the Company’s consolidated financial statements.

5)	Investments

The fair value of investments classified as short-term consists of the following:

	Years Ended December 31,
Available-for-sale investments:	2015	2014
Time deposits and certificates of deposit	$11,892	$20,948
Bankers acceptance drafts	728	82
Asset-backed securities	124,997	75,674
Corporate obligations	165,109	88,689
Municipal bonds	8,355	3,353
U.S. agency obligations	119,582	98,049

	$430,663	$286,795

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

The following table shows the gross unrealized gains and (losses) aggregated by investment category for available-for-sale investments:

As of December 31, 2015:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Short-term investments:
Available-for-sale investments:
Time deposits and certificates of deposit	$11,893	$—	$(1)	$11,892
Bankers acceptance drafts	728	—	—	728
Asset-backed securities	125,271	—	(274)	124,997
Corporate obligations	165,445	5	(341)	165,109
Municipal bonds	8,346	13	(4)	8,355
U.S. agency obligations	119,699	3	(120)	119,582

	$431,382	$21	$(740)	$430,663

As of December 31, 2014:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Short-term investments:
Available-for-sale investments:
Time deposits and certificates of deposit	$20,949	$—	$(1)	$20,948
Bankers acceptance drafts	82	—	—	82
Asset-backed securities	75,778	5	(109)	75,674
Corporate obligations	88,871	3	(185)	88,689
Municipal bonds	3,357	—	(4)	3,353
U.S. agency obligations	98,051	16	(18)	98,049

	$287,088	$24	$(317)	$286,795

The table above, which shows the gross unrealized gains and (losses) aggregated by investment category for available-for-sale investments as of December 31, 2014, reflects the inclusion of investments with contractual maturities greater than one year from the date of purchase within short-term investments.

Management has the ability, if necessary, to liquidate any of its investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as short-term on the accompanying balance sheets.

Interest income is accrued as earned. Dividend income is recognized as income on the date the stock trades “ex-dividend.” The cost of marketable securities sold is determined by the specific identification method and realized gains or losses are reflected in income and was not material in 2015, 2014 and 2013.

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

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2015, are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$106,099	$106,099	$—	$—
Bankers acceptance drafts	11	—	11	—
Corporate obligations	330	—	330	—
Available-for-sale investments:
Time deposits and certificates of deposit	11,892	—	11,892	—
Bankers acceptance drafts	728	—	728	—
Asset-backed securities	124,997	—	124,997	—
Corporate obligations	165,109	—	165,109	—
Municipal bonds	8,355	—	8,355	—
U.S. agency obligations	119,582	—	119,582	—
Derivatives—currency forward contracts	1,486	—	1,486	—

Total assets	$538,589	$106,099	$432,490	$—

Liabilities:
Derivatives—currency forward contracts	$263	$—	$263	$—

Reported as follows:
Assets:
Cash and cash equivalents(1)	$106,440	$106,099	$341	$—
Short-term investments	430,663	—	430,663	—
Other current assets	1,486	—	1,486	—

	$538,589	$106,099	$432,490	$—

Liabilities:
Other current liabilities	$263	$—	$263	$—

(1)	The cash and cash equivalent amounts presented in the table above do not include cash of $110,118 and non-negotiable time deposits of $11,016 as of December 31, 2015.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2014, are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$129,092	$129,092	$—	$—
Bankers acceptance drafts	131	—	131	—
Corporate obligations	700	—	700	—
Available-for-sale investments:
Time deposits and certificates of deposit	20,948	—	20,948	—
Bankers acceptance drafts	82	—	82	—
Asset-backed securities	75,674	—	75,674	—
Corporate obligations	88,689	—	88,689	—
Municipal bonds	3,353	—	3,353	—
U.S. agency obligations	98,049	—	98,049	—
Derivatives—currency forward contracts	2,110	—	2,110	—

Total assets	$418,828	$129,092	$289,736	$—

Liabilities:
Derivatives—currency forward contracts	$—	$—	$—	$—

Reported as follows:
Assets:
Cash and cash equivalents(1)	$129,923	$129,092	$831	$—
Short-term investments(2)	286,795	—	286,795	—
Other current assets	2,110	—	2,110	—

	$418,828	$129,092	$289,736	$—

Liabilities:
Other current liabilities	$—	$—	$—	$—

(1)	The cash and cash equivalent amounts presented in the table above do not include cash of $167,517 and non-negotiable time deposits of $7,997 as of December 31, 2014.
(2)

Short-term investments as of December 31, 2014 includes investments with contractual maturities greater than one year from the date of purchase within short-term investments as management has the ability, if necessary, to liquidate any of its investments in order to meet the Company’s liquidity needs in the next 12 months.

Money Market Funds

Money market funds are cash and cash equivalents, and are classified within Level 1 of the fair value hierarchy.

Available-For-Sale Investments

As of December 31, 2015, available-for-sale investments consisted of time deposits and drafts denominated in the Euro currency, certificates of deposit, bankers acceptance drafts, asset-backed securities (which include

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

auto loans, credit card receivables and equipment trust receivables), corporate obligations, municipal bonds and U.S. agency obligations.

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

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

As of December 31, 2015 and 2014, the Company had outstanding forward foreign exchange contracts with gross notional values of $89,989 and $28,650, respectively. The following tables provide a summary of the primary net hedging positions and corresponding fair values held as of December 31, 2015 and 2014:

	December 31, 2015
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value (1)
U.S. Dollar/Japanese Yen	$26,848	$(136)
U.S. Dollar/South Korean Won	34,777	915
U.S. Dollar/Euro	10,987	19
U.S. Dollar/U.K. Pound Sterling	4,587	61
U.S. Dollar/Taiwan Dollar	12,790	364

Total	$89,989	$1,223

	December 31, 2014
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value (1)
U.S. Dollar/Japanese Yen	$8,035	$1,107
U.S. Dollar/South Korean Won	12,512	372
U.S. Dollar/Euro	2,060	185
U.S. Dollar/U.K. Pound Sterling	1,308	70
U.S. Dollar/Taiwan Dollar	4,735	232

Total	$28,650	$1,966

(1)	Represents the receivable (payable) amount included in the consolidated balance sheet.

The following table provides a summary of the fair value amounts of the Company’s derivative instruments:

	Years Ended December 31,
Derivatives Designated as Hedging Instruments	2015	2014
Derivative assets:
Forward exchange contracts	$1,486	$1,966
Derivative liabilities:
Forward exchange contracts	(263)	—

Total net derivative asset designated as hedging instruments (1)	$1,223	$1,966

(1)

The derivative asset of $1,486 and derivative liability of $(263) are classified in other current assets and other current liabilities in the consolidated balance sheet as of December 31, 2015. The derivative asset of $1,966 is classified in other current assets in the consolidated balance sheet as of December 31, 2014. These foreign exchange contracts are subject to a master netting agreement with one financial institution. However, the Company has elected to record these contracts on a gross basis in the balance sheet.

The net amount of existing gains as of December 31, 2015 that is expected to be reclassified from OCI into earnings within the next twelve months is immaterial.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

The following table provides a summary of the (losses) gains on derivatives designated as hedging instruments:

	Years Ended December 31,
Derivatives Designated as Cash Flow Hedging Instruments	2015	2014	2013
Forward exchange contracts:
Net loss recognized in OCI (1)	$(3,748)	$(984)	$(48)
Net gain (loss) reclassified from OCI into income (2)	$3,520	$(160)	$1,086

(1)	Net change in the fair value of the effective portion classified in OCI.
(2)	Effective portion classified as cost of products in 2015, 2014 and 2013.

The following table provides a summary of the (losses) gains on derivatives not designated as hedging instruments:

	Years Ended December 31,
Derivatives Not Designated as Hedging Instruments	2015	2014	2013
Forward exchange contracts:
Net (loss) gain recognized in income (1)	$(40)	$101	$(215)

(1)

The Company enters into foreign exchange contracts to hedge against changes in the balance sheet, including accounts receivable and intercompany loans, for certain subsidiaries. These derivatives are not designated as hedging instruments.

8)	Inventories

Inventories consist of the following:

	Years Ended December 31,
	2015	2014
Raw material	$78,352	$81,121
Work-in-process	23,297	26,604
Finished goods	50,982	47,444

	$152,631	$155,169

Inventory-related excess and obsolete charges of $13,602, $12,131 and $21,671 were recorded in cost of products for the years ended December 31, 2015, 2014 and 2013, respectively. Included in excess and obsolete charges for 2013 was $6,423 of special charges for obsolete inventory related to a unique product in a solar application as a result of slowing market conditions, which provided uncertainty as to the net realizable value of this inventory.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

9)	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	Years Ended December 31,
	2015	2014
Land	$8,535	$8,650
Buildings	68,881	66,885
Machinery and equipment	119,739	122,720
Furniture and fixtures, office equipment and software	61,490	59,972
Leasehold improvements	21,303	21,353
Construction in progress	4,171	3,647

	284,119	283,227
Less: accumulated depreciation	215,263	210,451

	$68,856	$72,776

Depreciation of property, plant and equipment totaled $15,339, $15,569 and $14,964 for the years ended 2015, 2014 and 2013, respectively.

10)	Acquisitions

Precisive, LLC

On March 17, 2015, the Company acquired Precisive, LLC (“Precisive”) for $12,085, net of cash acquired of $435. The purchase price includes a deferred payment amount of $2,600 to cover any potential indemnification claims, which amount will be paid to the sellers after 15 months assuming there are no indemnification claims. Precisive is an innovative developer of optical analyzers based on Tunable Filter Spectroscopy, which provide real-time gas analysis in the natural gas and hydrocarbon processing industries, including refineries, hydrocarbon processing plants, gas-to-power machines, biogas processes and fuel gas transportation and metering, while delivering customers a lower total cost of ownership.

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

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

Substantially all of the purchase price was deductible for tax purposes. The following table reflects the allocation of the acquired intangible assets and related estimates of useful lives. These acquired intangibles will be amortized on a straight-line basis, which approximates the pattern of use.

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

The results of this acquisition were included in the Company’s consolidated operations beginning on March 17, 2015. The pro forma consolidated statements reflecting the operating results of Precisive, had it been acquired January 1, 2014, would not differ materially from the operating results of the Company as reported for the year ended December 31, 2015. Precisive is included in the Company’s Instruments, Control and Vacuum Products group and the Advanced Manufacturing Capital Equipment reportable segment.

Granville-Phillips

On May 30, 2014, the Company acquired Granville-Phillips (“GP”), a division of Brooks Automation, Inc., for $86,950. GP is a leading global provider of vacuum measurement and control instruments to the semiconductor, thin film and general industrial markets. The Company believes that the amount of goodwill relative to identifiable intangible assets relates to several factors, including: a well-regarded leader in indirect vacuum gauges, a premium brand, an excellent reputation for quality, reliability and performance and an assembled workforce. The acquisition reflects the Company’s strategy to grow our semiconductor business, while diversifying into other high growth advanced markets.

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

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

Substantially all of the purchase price was deductible for tax purposes. The following table reflects the allocation of the acquired intangible assets and related estimates of useful lives. These acquired intangibles are being amortized on a straight-line basis.

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

Alter S.r.l

On March 12, 2013, the Company acquired Alter S.r.l. (“Alter”), located in Reggio Emilia, Italy. The aggregate purchase price, net of cash acquired and after final debt and working capital adjustments was $2,426. Total cash paid as of June 30, 2013, net of cash acquired of $21 was $2,058. Alter develops advanced microwave power generators, components and systems for industrial microwave heating, microwave plasma coating and semiconductor applications. This acquisition strengthened the Company’s existing microwave plasma expertise and product portfolio, and extended its opportunity into high growth, non-plasma microwave applications for industrial processes, food and beverage manufacturing and other markets.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition:

Current assets	$1,053
Property and equipment	211
Intangible assets	2,806
Goodwill	381
Other assets	67

Total assets acquired	4,518
Debt (Note 15)	770
Deferred taxes and other liabilities	1,301

Total liabilities assumed	2,071
Total purchase price	2,447
Cash acquired	(21)

Total purchase price, net of cash acquired	$2,426

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

11)	Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill and accumulated impairment losses were as follows:

	2015			2014
	Gross Carrying Amount	Accumulated Impairment Loss	Net	Gross Carrying Amount	Accumulated Impairment Loss	Net
Beginning balance at January 1	$331,795	$(139,414)	$192,381	$290,323	$(139,414)	$150,909
Acquired goodwill(1)	8,017	—	8,017	41,993	—	41,993
Foreign currency translation	(695)	—	(695)	(521)	—	(521)

Ending balance at December 31	$339,117	$(139,414)	$199,703	$331,795	$(139,414)	$192,381

(1)

During 2015, the Company recorded $7,042 of goodwill related to the acquisition of Precisive. During the second quarter of 2015, the Company recorded a purchase accounting adjustment of $975 primarily related to an inventory valuation adjustment related to the acquisition of GP. During 2014, the Company recorded $41,612 of goodwill related to the acquisition of GP and recorded a purchase accounting adjustment of $381 related to the 2013 purchase of Alter S.r.l.

Intangible Assets

The Company is required to test certain long-lived assets when indicators of impairment are present. For the purposes of the impairment test, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. There were no intangible asset impairment charges in 2015, 2014 or 2013.

Components of the Company’s acquired intangible assets are comprised of the following:

As of December 31, 2015	Gross	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology(1)	$101,200	$(82,330)	$(272)	$18,598
Customer relationships(1)	37,251	(16,345)	10	20,916
Patents, trademarks, trade names and other(1)	30,396	(25,888)	5	4,513

	$168,847	$(124,563)	$(257)	$44,027

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

(1)

During 2015, the Company recorded $5,110 of separately identified intangible assets related to the acquisition of Precisive, of which $820 was completed technology, $1,430 was customer relationships and $2,860 was patents, trademarks, trade names and other.

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

Aggregate amortization expense related to acquired intangible assets for the years 2015, 2014 and 2013 was $6,764, $4,945 and $2,139, respectively. Aggregate amortization expense related to acquired intangible assets for future years is:

Year	Amount
2016	$6,644
2017	6,561
2018	6,546
2019	6,504
2020	6,450
Thereafter	11,322

12)	Other Assets

	Years Ended December 31,
	2015	2014
Other Current Assets:
Income tax receivable	$8,682	$10,322
Prepaid income tax	4,755	4,698
VAT tax receivable	3,264	3,417
Other	10,059	9,075

Total other current assets	$26,760	$27,512

Other Assets:
Deferred tax assets, net	$19,252	$7,202
Long-term income tax receivable	—	8,092
Other	1,998	1,912

Total other assets	$21,250	$17,206

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

13)	Other Liabilities

	Years Ended December 31,
	2015	2014
Other Current Liabilities:
Product warranties	$5,205	$6,266
Deferred revenue	7,189	8,283
Other	22,965	21,240

Total other current liabilities	$35,359	$35,789

Other Liabilities:
Long-term income tax payable	$4,483	$20,203
Accrued compensation	13,395	12,068
Other	3,604	6,324

Total other liabilities	$21,482	$38,595

14)	Product Warranties

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

Product warranty activities were as follows:

	Years Ended December 31,
	2015	2014
Beginning balance	$6,266	$6,956
Provisions for product warranties	4,343	2,713
Direct charges to warranty liability	(5,296)	(3,271)
Foreign currency translation	(108)	(132)

Ending balance	$5,205	$6,266

15)	Debt

Credit Agreements and Short-Term Borrowings

The Company’s Japanese subsidiary has lines of credit and short-term borrowing arrangements with two financial institutions which generally expire and are renewed at three month intervals. The lines of credit provided for aggregate borrowings as of December 31, 2015 of up to an equivalent of $19,082 U.S. dollars. One of the borrowing arrangements has an interest rate based on the Tokyo Interbank Offer Rate at the time of borrowing and the other has an interest rate based on the Japanese Short-term Prime Lending Rate. There were no borrowings outstanding under these arrangements at December 31, 2015 and 2014.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

16)	Income Taxes

A reconciliation of the Company’s effective tax rate to the U.S. federal statutory rate is as follows:

	Years Ended December 31,
	2015	2014	2013
U.S. Federal income tax statutory rate	35.0%	35.0%	35.0%
Federal tax credits	(1.2)	(1.0)	(1.8)
State income taxes, net of federal benefit	1.3	2.0	1.3
Effect of foreign operations taxed at various rates	(6.4)	(7.3)	0.3
Qualified production activity tax benefit	(1.6)	(1.8)	(1.4)
Deferred tax asset valuation allowance	—	(0.5)	(0.7)
Release of income tax reserves (including interest)	(4.8)	(10.7)	—
Foreign dividends, net of foreign tax credits	0.7	(1.0)	—
Income tax charges on accumulated foreign earnings	—	—	10.9
Tax benefit related to reinstatement of tax incentives	—	—	(4.0)
Other	0.3	0.4	0.1

	23.3%	15.1%	39.7%

The components of income from continuing operations before income taxes and the related provision for income taxes consist of the following:

	Years Ended December 31,
	2015	2014	2013
Income from continuing operations before income taxes:
United States	$90,401	$86,015	$29,546
Foreign	69,067	50,378	29,755

	$159,468	$136,393	$59,301

Current taxes:
United States	$15,813	$8,361	$11,338
State	2,927	1,124	1,159
Foreign	18,021	5,866	14,117

	36,761	15,351	26,614
Deferred taxes:
United States	(862)	8,908	(1,730)
State and Foreign	1,272	(3,644)	(1,359)

	410	5,264	(3,089)

Provision for income taxes	$37,171	$20,615	$23,525

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

The significant components of the deferred tax assets and deferred tax liabilities are as follows:

	Years Ended December 31,
	2015	2014
Deferred tax assets:
Loss carry-forwards and credits	$8,531	$30,523
Inventory and warranty reserves	15,404	15,015
Accounts receivable and other accruals	2,343	2,885
Stock-based compensation	3,713	3,255
Executive supplemental retirement benefits	3,947	3,321
Other	—	283

Total deferred tax assets	$33,938	$55,282

Deferred tax liabilities:
Acquired intangible assets	(9,434)	(9,205)
Depreciation and amortization	(1,724)	(2,609)
Other	(57)	—

Total deferred tax liabilities	(11,215)	(11,814)

Valuation allowance	(6,127)	(26,763)

Net deferred tax assets	$16,596	$16,705

As of December 31, 2015, the Company had gross Massachusetts research and other tax credit carry-forwards of $8,933. These credit carry-forwards will expire at various dates through 2029. The Company also had gross net operating loss carry-forwards from various state and foreign jurisdictions of $7,784. Included in the total carry-forward are $5,000 of losses that can be carried forward indefinitely while the remaining losses of $2,784 begin to expire in 2021.

Although the Company believes that its tax positions are consistent with applicable U.S. federal, state and international laws, it maintains certain tax reserves at December 31, 2015 in the event its tax positions were to be challenged by the applicable tax authority and additional tax assessed on audit.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Years Ended December 31,
	2015	2014	2013
Balance at beginning of year	$19,610	$47,684	$40,674
Decreases for prior years	(26)	(13)	—
Increases for the current year	322	550	7,308
Reductions related to settlements with taxing authorities	(15,370)	(18,235)	—
Reductions related to expiration of statute of limitations	(204)	(10,376)	(298)

Balance at end of year	$4,332	$19,610	$47,684

As of December 31, 2015, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was $4,332. As of December 31, 2014, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was $19,610. The net decrease from December 31, 2014 was primarily

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

attributable to current year releases in reserves for existing uncertain tax positions. At December 31, 2015, excluding interest and penalties, there are $4,326 of net unrecognized tax benefits that, if recognized, would impact the Company’s annual effective tax rate. In 2015, the Company recorded a net benefit to income tax expense of $7,304, excluding interest and penalties, due to the release of income tax reserves related to the effective settlement of a U.S. income tax audit.

The Company accrues interest and, if applicable, penalties for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. At December 31, 2015, 2014 and 2013, the Company had accrued interest on unrecognized tax benefits of approximately $157, $578 and $2,159, respectively.

Over the next 12 months it is reasonably possible that the Company may recognize approximately $923 of previously net unrecognized tax benefits, excluding interest and penalties, related to state and foreign tax positions as a result of the expiration of statutes of limitation. The Company is subject to examination by U.S. federal, state and foreign tax authorities. The United States Internal Revenue Service commenced an examination of our U.S. federal tax filings for tax years 2011 through 2013 during the quarter ended March 31, 2015. This audit was effectively settled in the fourth quarter upon the Company’s acceptance of the income tax examination changes. As part of the audit, the Company consented to extend the U.S. statute of limitations for tax year 2011 until September 30, 2016.

The Company also effectively settled another U.S. federal income tax examination, for tax years 2007 through 2009, during the fourth quarter of 2014 upon receipt of an audit approval letter from the Joint Committee on Taxation. The statute of limitations for tax years 2007 through 2009 expired on December 31, 2015.

The U.S. statute of limitations remains open for tax years 2011 through present. The statute of limitations for tax filings in other jurisdictions varies between fiscal years 2008 through present.

On a quarterly basis, the Company evaluates both positive and negative evidence that affects the realizability of net deferred tax assets and assesses the need for a valuation allowance. The future benefit to be derived from its deferred tax assets is dependent upon its ability to generate sufficient future taxable income to realize the assets. During 2015, the Company decreased its valuation allowance by $20,636, primarily related the expiration of U.S. capital loss carry-forwards. During 2014, the Company decreased its valuation allowance by $339, primarily related to the effective settlement of a foreign tax audit. During 2013, the Company decreased its valuation allowance by $395, primarily related to the expiration of U.S. capital loss carry-forwards.

Through December 31, 2015, the Company has not provided deferred income taxes on the undistributed earnings of its foreign subsidiaries because such earnings are intended to be permanently reinvested outside of the United States. Determination of the potential deferred income tax liability on these undistributed earnings is not practicable because such liability, if any, is dependent on circumstances existing and tax planning choices available when remittance occurs. At December 31, 2015, the Company had approximately $450,000 of undistributed earnings in its foreign subsidiaries which are considered to be indefinitely reinvested.

The Company’s Israeli subsidiary elected to be treated under a preferential Israeli tax regime under which a reduced tax rate of 7% applied for 2013, increased to 9% for 2014, and remained 9% for 2015 for a portion of its taxable income. The Company’s other operations in Israel are also taxed at a preferential rate under the tax regime at 16%. The Company’s Israeli subsidiary effectively settled an examination for tax years 2009 through 2011 during the quarter ended March 31, 2014.

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

During 2015, the Company repurchased 369,133 shares of its common stock for $13,294 at an average price of $36.01 per share. During 2014, the Company repurchased 727,912 shares of its common stock for $20,809 at an average price of $28.59 per share.

Dividends

Holders of the Company’s common stock are entitled to receive dividends when and if they are declared by the Company’s board of directors. During 2015, the Company’s board of directors declared a cash dividend of $0.165 per share during the first quarter of 2015 and a cash dividend of $0.17 per share during the second, third and fourth quarters of 2015, which totaled $35,969. During 2014, the Company’s board of directors declared a cash dividend of $0.16 per share during the first quarter of 2014 and a cash dividend of $0.165 per share during the second, third and fourth quarters of 2014, which totaled $34,851.

Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of the Company’s board of directors.

On February 8, 2016, the Company’s board of directors declared a quarterly cash dividend of $0.17 per share to be paid on March 11, 2016 to shareholders of record as of February 29, 2016.

18)	Stock-Based Compensation

Employee Stock Purchase Plans

The Company’s Fourth Restated 1999 Employee Stock Purchase Plan (the “Purchase Plan”) authorized the issuance of up to an aggregate of 1,950,000 shares of common stock to participating employees. Offerings under the Purchase Plan commenced on June 1 and December 1 and terminated, respectively, on November 30 and May 31. Under the Purchase Plan, eligible employees purchased shares of common stock through payroll deductions of up to 10% of their compensation or up to an annual maximum amount of $21,250. The price at which an employee’s purchase option was exercised was the lower of (1) 85% of the closing price of the common stock on the NASDAQ Global Select Market on the day that each offering commenced, or (2) 85% of the closing price on the day that each offering terminated. During 2014, the Company issued 69,474 shares of common stock to employees who participated in the Purchase Plan at an exercise price of $24.52 per share. As of June 1, 2014, the Purchase Plan was replaced by the 2014 Employee Stock Purchase Plan (the “2014 ESPP Plan”).

The Company’s Third Amended and Restated International Employee Stock Purchase Plan (the “Foreign Purchase Plan”) authorized the issuance of up to an aggregate of 400,000 shares of common stock to participating employees. Offerings under the Foreign Purchase Plan commenced on June 1 and December 1 and

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

terminated, respectively, on November 30 and May 31. Under the Foreign Purchase Plan, eligible employees purchased shares of common stock through payroll deductions of up to 10% of their compensation or up to an annual maximum amount of $21,250. The price at which an employee’s purchase option was exercised was the lower of (1) 85% of the closing price of the common stock on the NASDAQ Global Select Market on the day that each offering commenced, or (2) 85% of the closing price on the day that each offering terminated. During 2014, the Company issued 20,053 shares of common stock to employees who participated in the Foreign Purchase Plan at an exercise price of $24.52 per share. As of June 1, 2014, the Foreign Purchase Plan was replaced by the 2014 ESPP Plan.

The 2014 ESPP Plan was adopted by the Board of Directors on February 10, 2014 and approved by the Company’s stockholders on May 5, 2014. The 2014 ESPP Plan authorizes the issuance of up to an aggregate of 2,500,000 shares of common stock to participating employees. Offerings under the 2014 ESPP Plan commence on June 1 and December 1 and terminate, respectively, on November 30 and May 31. Under the 2014 ESPP Plan, eligible employees may purchase shares of common stock through payroll deductions of up to 10% of their compensation or up to an annual maximum amount of $21,250. The price at which an employee’s purchase option is exercised is the lower of (1) 85% of the closing price of the common stock on the NASDAQ Global Select Market on the day that each offering commences, or (2) 85% of the closing price on the day that each offering terminates. During 2015 and 2014, the Company issued 140,531 and 82,481 shares, respectively, of common stock to employees who participated in the 2014 ESPP Plan at exercise prices of $30.74 and $31.34 per share in 2015 and $24.33 per share in 2014. As of December 31, 2015, there were 2,276,988 shares reserved for future issuance under the 2014 ESPP Plan.

Equity Incentive Plans

The Company has granted options to employees under the 2004 Stock Incentive Plan (the “2004 Plan”) and the Second Restated 1995 Stock Incentive Plan (the “1995 Plan”), and to directors under the 1997 Director Stock Plan (the “1997 Director Plan”); the Company has also granted restricted stock units (“RSUs”) to employees and directors under the 2004 Plan and the 2014 Stock Incentive Plan (the “2014 Plan” and together with the 2004 Plan, the 1995 Plan, and the 1997 Director Plan, the “Plans”). The Plans are administered by the Compensation Committee of the Company’s Board of Directors.

The Plans are intended to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in the long-term growth of the Company. Employees may be granted RSUs, options to purchase shares of the Company’s stock and other equity incentives under the Plans.

The Company’s 2014 Plan was adopted by the Board of Directors on February 10, 2014 and approved by the Company’s stockholders on May 5, 2014. Up to 18,000,000 shares of common stock (subject to adjustment in the event of stock splits and other similar events) may be issued pursuant to awards granted under the 2014 Plan. The Company may grant options, RSUs, restricted stock appreciation rights and other stock-based awards to employees, officers, directors, consultants and advisors under the 2014 Plan. Any full-value awards granted under the 2014 Plan will be counted against the shares reserved for issuance under the 2014 Plan as 2.4 shares for each share of common stock subject to such award and any award granted under the 2014 Plan that is not a full-value award (including, without limitation, any option or SAR) will be counted against the shares reserved for issuance under the plan as one share for each one share of common stock subject to such award. “Full-value award” means any RSU, or other stock-based award with a per share price or per unit purchase price lower than 100% of fair market value on the date of grant. To the extent a share that was subject to an award that counted as

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

one share is returned to the 2014 Plan, each applicable share reserve will be credited with one share. To the extent that a share that was subject to an award that counts as 2.4 shares is returned to the 2014 Plan, each applicable share reserve will be credited with 2.4 shares. As of December 31, 2015, there were 16,953,488 shares reserved for future issuance under the 2014 Plan.

The Company’s 2004 Plan expired in March 2014 and no further awards may be granted under the 2004 Plan, although there are still outstanding RSUs which may vest under the 2004 Plan. The Company’s 1995 Plan expired in November 2005 and no further awards may be granted under the 1995 Plan. The Company’s 1997 Director Plan expired in February 2007 and no further awards may be granted under the 1997 Director Plan.

Stock options were granted at an exercise price equal to 100% of the fair value of the Company’s common stock on the date of grant. Generally, stock options granted to employees under the 1995 Plan and the 2004 Plan from 2001 to 2006, vested 25% after one year and 6.25% per quarter thereafter, and expired 10 years after the grant date. Options granted to directors generally vested at the earliest of (1) one day prior to the next annual meeting, (2) 13 months from the date of grant, or (3) the effective date of an acquisition. There were no remaining outstanding stock options as of December 31, 2015 under any of the Plans. RSUs granted to employees in 2015, 2014 and 2013 generally vest 33.3% per year on the anniversary of the date of grant. RSUs granted to employees who are at least 60 years old and have a minimum of 10 Years of Service (as defined in the applicable RSU agreement) are expensed immediately. RSUs granted to directors generally vest at the earliest of (1) one day prior to the next annual meeting, (2) 13 months from date of grant, or (3) the effective date of an acquisition. Certain RSUs are subject to performance conditions (“performance shares”) under the Company’s 2004 Plan and 2014 Plan. Such performance shares are available, subject to time-based vesting conditions, if, and to the extent that, financial or operational performance criteria for the applicable period are achieved. Accordingly, the number of performance shares earned will vary based on the level of achievement of financial or operational performance objectives for the applicable period.

The following table presents the activity for RSUs under the Plans:

	Year Ended December 31,
	2015
	Non-vested RSUs	Weighted Average Grant Date Fair Value
Non-vested RSUs — beginning of period	716,714	$28.67
Granted	394,952	$32.89
Vested	(351,601)	$28.59
Forfeited or expired	(26,903)	$29.84

Non-vested RSUs — end of period	733,162	$30.94

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

The following table presents the activity for options under the Plans:

	Year Ended December 31,
	2015
	Options	Weighted Average Exercise Price
Outstanding — beginning of period	30,224	$19.67
Exercised	(30,100)	$19.68
Forfeited or expired	(124)	$18.16

Outstanding — end of period	—	$—

Exercisable at end of period	—	$—

There were no options outstanding or exercisable under the Plans at December 31, 2015.

The total cash received from employees as a result of employee stock option exercises during the years 2015 and 2014 was approximately $592 and $1,605, respectively. In connection with these exercises, the tax benefit realized by the Company for the years 2015 and 2014 was approximately $21 and $175, respectively.

The Company settles employee stock option exercises and restricted stock unit vesting with newly issued common shares.

Stock-Based Compensation Expense

The Company recognized the full impact of its share-based payment plans in the consolidated statements of operations and comprehensive income for the years 2015, 2014 and 2013. As of December 31, 2015 and 2014, the Company capitalized $471 of such cost on its consolidated balance sheet. The following table reflects the effect of recording stock-based compensation for the years 2015, 2014 and 2013:

	Years Ended December 31,
Stock-based compensation expense by type of award:	2015	2014	2013
Restricted stock units	$11,885	$10,203	$12,982
Employee stock purchase plan	1,128	1,112	1,010

Total stock-based compensation	13,013	11,315	13,992
Tax effect on stock-based compensation	(836)	(331)	(495)

Net effect on net income	$12,177	$10,984	$13,497

Effect on net earnings per share:
Basic	$0.23	$0.21	$0.25

Diluted	$0.23	$0.21	$0.25

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

The pre-tax effect within the consolidated statements of operations and comprehensive income of recording stock-based compensation for the years 2015, 2014 and 2013 was as follows:

	Years Ended December 31,
	2015	2014	2013
Cost of revenues	$1,814	$1,960	$2,038
Research and development expense	1,590	1,659	1,902
Selling, general and administrative expense	9,609	7,696	10,052

Total pre-tax stock-based compensation expense	$13,013	$11,315	$13,992

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

The Company did not grant options during 2015, 2014 and 2013. The total intrinsic value of options exercised during 2015, 2014 and 2013 was approximately $494, $958 and $684, respectively.

The weighted average fair value per share of employee stock purchase plan rights granted in 2015, 2014 and 2013 was $8.16, $6.37 and $5.76, respectively. The fair value of the employees’ purchase plan rights was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended December 31,
Employee stock purchase plan rights:	2015	2014	2013
Expected life (years)	0.5	0.5	0.5
Risk-free interest rate	0.1%	0.1%	0.1%
Expected volatility	26.4%	26.4%	27.7%
Expected annual dividends per share	$0.675	$0.655	$0.64

Expected volatilities for 2015, 2014 and 2013 are based on a combination of implied and historical volatilities of the Company’s common stock; the expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The total intrinsic value of options exercised and the total fair value of RSUs vested during 2015, 2014 and 2013 was approximately $12,868, $12,106 and $19,221, respectively. As of December 31, 2015, the unrecognized compensation cost related to restricted stock units was approximately $11,585 and will be recognized over an estimated weighted average amortization period of 0.82 years.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

19)	Employee Benefit Plans

The Company has a 401(k) profit-sharing plan for U.S. employees meeting certain requirements in which eligible employees may contribute between 1% and 50% of their annual compensation to this plan, and, with respect to employees who are age 50 and older, certain specified additional amounts, limited by an annual maximum amount determined by the Internal Revenue Service. The Company, at its discretion, may provide a matching contribution of 50% of each participant’s contributions up to 6% of eligible salary. At the discretion of the board of directors, the Company may also make additional contributions for the benefit of all eligible employees. The Company’s contributions were $2,667, $2,484 and $2,334 for 2015, 2014 and 2013, respectively.

The Company has one foreign defined benefit plan which is frozen for Company contributions. The total accrual and projected benefit obligation is not material for this plan.

The Company maintains a bonus plan which provides cash awards to key employees, at the discretion of the compensation committee of the board of directors, based upon operating results and employee performance. In addition, the Company’s foreign locations also have various bonus plans based upon local operating results and employee performance. The total bonus expense was $14,599, $14,434 and $16,006 for 2015, 2014 and 2013, respectively.

The Company provides supplemental retirement benefits for one of its current executive officers and a number of former retired executives. The total cost of these benefits was $1,704, $2,258 and $4,988 for 2015, 2014 and 2013, respectively. The accumulated benefit obligation was $10,645 and $8,941 at December 31, 2015 and 2014, respectively, which was included in other long-term liabilities.

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

The following is a reconciliation of basic to diluted net income per share:

	Years Ended December 31,
Numerator:	2015	2014	2013
Net income	$122,297	$115,778	$35,776

Denominator:
Shares used in net income per common share — basic	53,282,000	53,232,000	53,061,000
Effect of dilutive securities:
Stock options, restricted stock and employee stock purchase plan	278,000	283,000	420,000

Shares used in net income per common share — diluted	53,560,000	53,515,000	53,481,000

Net income per common share:
Basic	$2.30	$2.17	$0.67
Diluted	$2.28	$2.16	$0.67

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

As of December 31, 2015, restricted stock units relating to an aggregate of approximately 733,000 shares were outstanding. There were no stock options outstanding as of December 31, 2015. As of December 31, 2014 and 2013, stock options and restricted stock units relating to an aggregate of approximately 747,000 and 868,000 shares, respectively, were outstanding. In 2015, 2014 and 2013, the potential dilutive effect of 0, 600 and 83,000 weighted average shares, respectively, of stock options were excluded from the computation of diluted weighted-average shares outstanding as the shares would have an anti-dilutive effect on EPS.

21)	Business Segment, Geographic Area, Product and Significant Customer Information

The Company develops, manufactures, sells and services products that measure, control, power, monitor and analyze critical parameters of advanced manufacturing processes. The Company’s Chief Operating Decision Maker (“CODM”) utilizes consolidated financial information to make decisions about allocating resources and assessing performance for the entire Company. In addition, certain disaggregated financial information is also provided to the CODM, which is used in the decision making process to assess performance. Based upon the information provided to the CODM, the Company has determined it has four reportable segments.

Effective January 1, 2015, the Company changed the structure of its reportable segments based upon a change in the information that is provided to the Company’s CODM. The Company’s four reportable segments prior to the change in structure were: Advanced Manufacturing Capital Equipment, Analytical Solutions Group, Europe Region Sales & Service and Asia Region Sales & Service. The Company’s current structure still reflects four reportable segments, however, the composition of the segments has changed.

The Company’s current reportable segments are Advanced Manufacturing Capital Equipment, Global Service, Asia Region Sales and Other. The primary change to the segment structure was to separate worldwide service from product sales and create a separate reportable segment known as Global Service. Product sales in the Advanced Manufacturing Capital Equipment segment remained with that segment. Asia product sales became a separate reportable segment. The product sales from the operating segments that made up the Analytical Solutions Group and Europe Region were included in the Other segment and are not reported separately as they are individually immaterial and collectively below the separate segment reporting guidelines. The Company has reported corporate expenses and certain intercompany pricing transactions in a Corporate and Eliminations reconciling column. Due to these changes, the results presented under segment reporting for the twelve months ended December 31, 2014 and 2013 reflect the current segments to conform to the current period segment reporting presentation with no impact to the consolidated results of operations.

The Advanced Manufacturing Capital Equipment segment includes the development, manufacturing and sales of instruments, control and vacuum products, power and reactive gas products, all of which are utilized in semiconductor processing and other similar advanced manufacturing processes. Sales in this segment include both external sales and intercompany product sales, which are recorded at transfer prices in accordance with applicable tax requirements.

The Global Service segment includes the worldwide servicing of instruments, control and vacuum products, power and reactive gas products, and certain other product groups, all of which are utilized in semiconductor processing and other similar advanced manufacturing processes.

The Asia Region Sales segment mainly resells products from the Advanced Manufacturing Capital Equipment and Other segments into Asia regions.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

The Other segment includes operating segments that are not required to be reported separately as a reportable segment and includes sales of products that are re-sold from the Advanced Manufacturing Capital Equipment into Europe regions as well as sales from other operating segments.

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

The following is net revenues by reportable segment:

	Years Ended December 31,
	2015	2014	2013
Advanced Manufacturing Capital Equipment	$662,911	$620,303	$509,008
Global Service	116,420	107,050	101,103
Asia Region Sales(1)	203,231	183,056	159,781
Other	79,523	82,709	73,235
Corporate, Eliminations	(248,561)	(212,249)	(173,707)

	$813,524	$780,869	$669,420

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

The following is a reconciliation of segment gross profit to consolidated net income:

	Years Ended December 31,
	2015	2014	2013
Gross profit by reportable segment:
Advanced Manufacturing Capital Equipment	$286,149	$254,292	$185,105
Global Service	39,532	38,147	35,721
Asia Region Sales(1)	27,494	27,184	26,874
Other	23,869	27,896	25,894
Corporate and Eliminations	(14,172)	(9,753)	(7,020)

Total gross profit by reportable segment	362,872	337,766	266,574
Operating expenses:
Research and development	68,305	62,888	63,570
Selling, general and administrative	129,087	131,828	142,014
Insurance reimbursement	—	—	(1,071)
Acquisition costs	30	499	171
Restructuring	2,074	2,464	1,364
Amortization of intangible assets	6,764	4,945	2,139

Income from operations	156,612	135,142	58,387
Net interest income	2,856	1,251	914

Income before income taxes	159,468	136,393	59,301
Provision for income taxes	37,171	20,615	23,525

Net income	$122,297	$115,778	$35,776

(1)

The Asia Region Sales segment does not represent total geographical Asia financial information. This sales operation only represents the sales from the resale of Advanced Manufacturing Capital Equipment and Other segment products in its respective region. The Advanced Manufacturing Capital Equipment and Other segments both have sales in this region as well. Accordingly, total geographical sales include sales from multiple reportable segments.

The following is capital expenditures by reportable segment for the years ended December 31, 2015, 2014 and 2013:

	Advanced Manufacturing Capital Equipment	Global Service	Asia Region Sales	Other	Corporate and Eliminations	Total
December 31, 2015:
Capital expenditures	$7,958	$839	$451	$526	$2,640	$12,414
December 31, 2014:
Capital expenditures	$8,081	$1,032	$525	$1,632	$1,913	$13,183
December 31, 2013:
Capital expenditures	$8,139	$955	$628	$627	$2,061	$12,410

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

The following is depreciation and amortization expense by reportable segment for the years ended December 31, 2015, 2014 and 2013:

	Advanced Manufacturing Capital Equipment	Global Service	Asia Region Sales	Other	Corporate and Eliminations	Total
December 31, 2015:
Depreciation and amortization	$17,009	$1,005	$353	$1,114	$2,622	$22,103
December 31, 2014:
Depreciation and amortization	$15,171	$1,097	$477	$1,204	$2,565	$20,514
December 31, 2013:
Depreciation and amortization	$11,848	$1,103	$398	$1,265	$2,488	$17,102

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

	Years Ended December 31,
Net revenues:	2015	2014	2013
United States	$458,313	$448,452	$363,948
Korea	106,909	97,323	75,401
Japan	62,879	61,092	56,978
Europe	79,927	80,659	77,910
Asia (excluding Korea and Japan)	105,496	93,343	95,183

	$813,524	$780,869	$669,420

	Years Ended December 31,
Long-lived assets:(1)	2015	2014
United States	$56,594	$57,701
Europe	5,783	6,099
Asia	8,952	10,887

	$71,329	$74,687

(1)	Long-lived assets include property, plant and equipment, net and certain other assets, excluding long-term tax-related accounts.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

Goodwill associated with each of our reportable segments is as follows:

	December 31, 2015	December 31, 2014
Reportable segment:
Advanced Manufacturing Capital Equipment	$174,344	$166,946
Global Service	19,826	19,728
Asia Region Sales	—	—
Other	6,228	6,228
Foreign currency translation	(695)	(521)

Total goodwill	$199,703	$192,381

Worldwide Product Information

Because the reportable segment information above does not reflect worldwide sales of the Company’s products, the Company groups its products into three groups of similar products based upon the similarity of product function. Worldwide net revenue for each group of products is as follows:

	Years Ended December 31,
	2015	2014	2013
Instruments, Control and Vacuum Products	$402,345	$383,863	$341,375
Power and Reactive Gas Products	350,469	335,271	273,357
Analytical Solutions Products	60,710	61,735	54,688

	$813,524	$780,869	$669,420

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

Major Customers

The Company had two customers with net revenues greater than 10% of total net revenues in the periods shown as follows:

	Years Ended December 31,
	2015	2014	2013
Applied Materials, Inc.	17.8%	19.1%	17.0%
Lam Research Corporation	13.4%	12.9%	12.3%

Net revenues for each of our reportable segments include revenues from each of the two customers, which represent net revenues greater than 10% of total net revenues.

22)	Restructurings

During 2015, the Company recorded restructuring charges of $2,074. The restructuring charges were primarily for severance associated with the reduction in workforce of approximately 266 people throughout the Company as a result of the outsourcing of an international manufacturing operation and the consolidation of

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

certain other foreign manufacturing locations. These restructuring charges primarily impacted our Advanced Manufacturing Capital Equipment and Other segments and was substantially complete at December 31, 2015.

The activity related to the Company’s restructuring accrual is shown below:

	2015	2014
Balance at January 1	$92	$—
Charged to expense	2,074	2,464
Payments	(1,359)	(2,372)

Balance at December 31	$807	$92

During 2014, the Company recorded restructuring charges of $2,464. The restructuring charges were primarily for severance associated with the reduction in workforce of approximately 131 people throughout the Company. These restructuring charges impacted each of our reportable segments. This restructuring was substantially complete at December 31, 2014.

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

23)	Commitments and Contingencies

The Company is subject to various legal proceedings and claims, which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

The Company leases certain of its facilities and machinery and equipment under operating leases expiring in various years through 2022. Generally, the facility leases require the Company to pay maintenance, insurance and real estate taxes. Rental expense under operating leases totaled $7,845, $6,909 and $7,896 for 2015, 2014 and 2013, respectively.

Minimum lease payments under operating leases are as follows:

Year ending December 31,	Operating Leases
2016	$7,315
2017	6,659
2018	5,127
2019	3,749
2020	2,513
Thereafter	2,266

Total minimum lease payments	$27,629

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except share and per share data)

As of December 31, 2015, the Company has entered into purchase commitments for certain inventory components and other equipment and services used in its normal operations. The majority of these purchase commitments covered by these arrangements are for periods of less than one year and aggregate to approximately $121,820.

To the extent permitted by Massachusetts law, the Company’s Restated Articles of Organization, as amended, require the Company to indemnify any of its current or former officers or directors or any person who has served or is serving in any capacity with respect to any of the Company’s employee benefit plans. The Company believes that the estimated exposure for these indemnification obligations is currently not material. Accordingly, the Company has no material liabilities recorded for these requirements as of December 31, 2015.

The Company also enters into agreements in the ordinary course of business which include indemnification provisions. Pursuant to these agreements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified party, generally its customers, for losses suffered or incurred by the indemnified party in connection with certain patent or other intellectual property infringement claims, and, in some instances, other claims, by any third party with respect to the Company’s products. The term of these indemnification obligations is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in some instances, not contractually limited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the Company believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these obligations as of December 31, 2015.

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

24)	Subsequent Event - Announcement of the Acquisition of Newport Corporation

On February 23, 2016, the Company announced that it had signed a definitive merger agreement to acquire Newport Corporation (“Newport”), a worldwide leader in photonics solutions. Pursuant to the merger agreement, the Company agreed to pay $23.00 per share in cash for all of the outstanding shares of Newport, for total cash consideration of approximately $980,000. The Company intends to fund the transaction with a combination of available cash on hand and up to $800,000 in committed debt financing. In addition, the Company entered into a commitment letter to obtain a $50,000 asset-based revolving credit facility for working capital purposes, as needed. The acquisition is expected to close in the second quarter of 2016, subject to customary closing conditions.

MKS Instruments, Inc.

Supplemental Financial Data

	Quarter Ended
	March 31	June 30	Sept. 30,	Dec. 31
	(Table in thousands, except per share data) (Unaudited)
2015
Statement of Operations Data
Net revenues	$213,839	$217,966	$209,332	$172,387
Gross profit	97,046	98,798	94,229	72,799
Income from operations	47,010	46,034	41,363	22,205
Net income	$33,786	$33,220	$29,769	$25,522
Net income per share:
Basic	$0.63	$0.62	$0.56	$0.48
Diluted	$0.63	$0.62	$0.56	$0.48
Cash dividends paid per common share	$0.165	$0.17	$0.17	$0.17
2014
Statement of Operations Data
Net revenues	$206,353	$184,697	$186,798	$203,021
Gross profit	89,372	79,635	79,325	89,434
Income from operations	37,778	30,660	28,150	38,554
Net income	$31,245	$21,224	$29,117	$34,192
Net income per share:
Basic	$0.58	$0.40	$0.55	$0.64
Diluted	$0.58	$0.40	$0.55	$0.64
Cash dividends paid per common share	$0.16	$0.165	$0.165	$0.165

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the 2013 published criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.

Our internal controls over financial reporting as of December 31, 2015 have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears in Item 8 of this Annual Report on Form 10-K.

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

The information required by this item will be set forth under the captions “Election of Directors,” “Directors,” “Corporate Governance,” “Executive Officers,” “Corporate Governance — Code of Ethics” and “Compensation Governance — Audit Committee Financial Expert” in our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

We are also required under Item 405 of Regulation S-K to provide information concerning delinquent filers of reports under Section 16 of the Securities and Exchange Act of 1934, as amended. This information will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be set forth under the captions “Executive Officers,” “Executive Compensation — Compensation Discussion and Analysis,” “Corporate Governance — Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation” in our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

The information required by Item 201(d) of Regulation S-K will be set forth under the caption “Executive Compensation — Equity Compensation Plan Information” in our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth under the captions “Corporate Governance — Board Independence” and “Director Compensation — Transactions with Related Persons” in our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth under the caption “Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Report:

1.  Financial Statements. The following Consolidated Financial Statements are included under Item 8 of this Annual Report on Form 10-K.

2.  Financial Statement Schedules. The following consolidated financial statement schedule is included in this Annual Report on Form 10-K:

Schedule II — Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted since they are either not required or information is otherwise included.

3.  Exhibits. The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit No.	Title

+3.1(1)	Restated Articles of Organization of the Registrant

+3.2(2)	Articles of Amendment to Articles of Organization, as filed with the Secretary of State of Massachusetts on May 18, 2001

+3.3(3)	Articles of Amendment to Articles of Organization, as filed with the Secretary of State of Massachusetts on May 16, 2002

+3.4(4)	Amended and Restated By-Laws of the Registrant

+4.1(5)	Specimen certificate representing the common stock

+10.1(6)*	2004 Stock Incentive Plan, as amended (the “2004 Plan”)

+10.2(4)*	2014 Stock Incentive Plan

+10.3(4)*	2014 Employee Stock Purchase Plan

+10.4(4)*	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2014 Stock Incentive Plan

Exhibit No.	Title

+10.5(6)*	Form of Time-Based Restricted Stock Unit Agreement and Form of Performance-Based Restricted Stock Unit Agreement under the 2004 Plan (grants from 2011 to 2013)

+10.6(7)*	Form of Restricted Stock Unit Agreement under the 2004 Plan (grants in 2013)

+10.7(8)*	Form of Restricted Stock Unit Agreement under the 2004 Plan (grants in 2014)

+10.8(11)*	Form of Restricted Stock Unit Agreement for employees under the 2014 Stock Incentive Plan

+10.9(13)*	162(m) Executive Cash Incentive Plan

10.10*	Form of Bonus Award Agreement under 162(m) Executive Cash Incentive Plan

+10.11(9)*	Employment Agreement, dated as of July 1, 2005, between John Bertucci and the Registrant

+10.12(10)*	Employment Agreement, dated October 22, 2013, between Gerald G. Colella and the Registrant

+10.13(8)*	Employment Agreement, dated February 24, 2014, between Seth Bagshaw and the Registrant

+10.14(8)*	Employment Agreement, dated February 24, 2014, between John Abrams and the Registrant

+10.15(8)*	Employment Agreement, dated February 24, 2014, between John T.C. Lee and the Registrant

+10.16(8)*	Employment Agreement, dated February 24, 2014, between Brian Quirk and the Registrant

†+10.17(12)	Global Supply Agreement, dated April 21, 2005, by and between the Registrant and Applied Materials, Inc.

†+10.18(14)	Amendments, dated October 25, 2012, October 4, 2013, April 16, 2014, July 31, 2014, August 29, 2014, September 15, 2014 and October 3, 2014, to Global Supply Agreement, dated April 21, 2005 by and between the Registrant and Applied Materials, Inc.

18.1	PricewaterhouseCooopers LLP Preferability Letter

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+	Previously filed

*	Management contract or compensatory plan arrangement.

†	Confidential Treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.

The following materials from MKS Instrument, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, are formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, (v) Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-49738) filed with the Securities and Exchange Commission on November 13, 2000.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(4)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2014.

(5)	Incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 2, 1999.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2005.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2013.

(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 5, 2014.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2005.

(13)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2015.

(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014.

(b)	Exhibits

MKS hereby files as exhibits to our Annual Report on Form 10-K those exhibits listed in Item 15(a) above.

(c)	Financial Statement Schedules

MKS INSTRUMENTS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions & Write-offs	Balance at End of Year
	(in thousands)
Allowance for doubtful accounts:
Years ended December 31,
2015	$2,250	$(255)	$21	$(256)	$1,760
2014	$1,924	$668	$12	$(354)	$2,250
2013	$2,078	$631	$(62)	$(723)	$1,924

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions & Write-offs	Balance at End of Year
	(in thousands)
Allowance for sales returns:
Years ended December 31,
2015	$730	$2,500	$(3)	$(2,626)	$601
2014	$827	$2,223	$—	$(2,320)	$730
2013	$801	$1,933	$(36)	$(1,871)	$827

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
	(in thousands)
Valuation allowance on deferred tax asset:
Years ended December 31,
2015	$26,763	$—	$113	$(20,749)	$6,127
2014	$27,102	$—	$—	$(339)	$26,763
2013	$27,497	$—	$—	$(395)	$27,102

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2015, to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of February 2016.

MKS INSTRUMENTS, INC.

By:	/s/ Gerald G. Colella
Gerald G. Colella Chief Executive Officer, President and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURES	TITLE	DATE

/s/ John R. Bertucci John R. Bertucci	Chairman of the Board of Directors	February 13, 2016

/s/ Gerald G. Colella Gerald G. Colella	Chief Executive Officer, President and Director	February 26, 2016

/s/ Seth H. Bagshaw Seth H. Bagshaw	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 26, 2016

/s/ Cristina H. Amon Cristina H. Amon	Director	February 11, 2016

/s/ Robert R. Anderson Robert R. Anderson	Director	February 16, 2016

/s/ Gregory R. Beecher Gregory R. Beecher	Director	February 12, 2016

/s/ Richard S. Chute Richard S. Chute	Director	February 16, 2016

/s/ Peter R. Hanley Peter R. Hanley	Director	February 16, 2016

/s/ Elizabeth A. Mora Elizabeth A. Mora	Director	February 13, 2016