Form 10-Q
period 2016-03-31
MKS INSTRUMENTS INC
filed 2016-05-06
CIK 1049502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of April 29, 2016, the registrant had 53,373,754 shares of common stock outstanding.

MKS INSTRUMENTS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MKS INSTRUMENTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$357,855	$227,574
Short-term investments	308,768	430,663
Trade accounts receivable, net	113,472	101,883
Inventories, net	151,650	152,631
Other current assets	27,388	26,760

Total current assets	959,133	939,511
Property, plant and equipment, net	67,561	68,856
Goodwill	199,999	199,703
Intangible assets, net	42,575	44,027
Other assets	21,392	21,250

Total assets	$1,290,660	$1,273,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,076	$23,177
Accrued compensation	20,983	28,424
Income taxes payable	3,510	4,024
Other current liabilities	45,372	35,359

Total current liabilities	97,941	90,984
Other liabilities	21,650	21,482
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred Stock, $0.01 par value per share, 2,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, no par value, 200,000,000 shares authorized; 53,305,017 and 53,199,720 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	113	113
Additional paid-in capital	745,840	744,725
Retained earnings	434,803	427,214
Accumulated other comprehensive loss	(9,687)	(11,171)

Total stockholders’ equity	1,171,069	1,160,881

Total liabilities and stockholders’ equity	$1,290,660	$1,273,347

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net revenues:
Products	$153,621	$186,096
Services	30,060	27,743

Total net revenues	183,681	213,839
Cost of revenues:
Cost of products	85,352	98,652
Cost of services	20,416	18,141

Total cost of revenues (exclusive of amortization shown separately below)	105,768	116,793

Gross profit	77,913	97,046
Research and development	17,227	16,680
Selling, general and administrative	33,950	30,867
Acquisition costs	2,494	30
Restructuring	—	788
Amortization of intangible assets	1,683	1,671

Income from operations	22,559	47,010
Interest and other income, net	1,246	504

Income before income taxes	23,805	47,514
Provision for income taxes	6,242	13,728

Net income	$17,563	$33,786

Other comprehensive income:
Changes in value of financial instruments designated as cash flow hedges, net of tax benefit(1)	$(1,546)	$(822)
Foreign currency translation adjustments, net of tax of $0	2,652	(3,206)
Unrealized gain on investments, net of tax expense(2)	378	334

Total comprehensive income	$19,047	$30,092

Net income per share:
Basic	$0.33	$0.63

Diluted	$0.33	$0.63

Cash dividends per common share	$0.17	$0.165

Weighted average common shares outstanding:
Basic	53,235	53,214

Diluted	53,563	53,529

(1)	Tax benefit was $1,041 and $133 for the three months ended March 31, 2016 and 2015, respectively.
(2)	Tax expense was $254 and $54 for the three months ended March 31, 2016 and 2015, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows provided by operating activities:
Net income	$17,563	$33,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,278	5,532
Stock-based compensation	4,152	3,212
Provision for excess and obsolete inventory	2,948	2,683
Provision for bad debt	17	(172)
Deferred income taxes	347	736
Excess tax benefits from stock-based compensation	(233)	(524)
Other	68	1
Changes in operating assets and liabilities:
Trade accounts receivable	(10,084)	(19,030)
Inventories	(844)	(12,817)
Income taxes	2,316	2,034
Other current assets	(3,562)	(5,029)
Accrued compensation	(7,086)	(4,930)
Other current and non-current liabilities	7,718	2,735
Accounts payable	4,772	3,587
Other assets	(189)	7,801

Net cash provided by operating activities	23,181	19,605

Cash flows provided by (used in) investing activities:
Acquisition of businesses, net of cash acquired	—	(9,867)
Purchases of investments	(82,135)	(164,327)
Maturities of investments	76,972	38,205
Sales of investments	128,250	17,414
Purchases of property, plant and equipment	(2,156)	(2,504)
Other	—	5

Net cash provided by (used in) investing activities	120,931	(121,074)

Cash flows used in financing activities:
Repurchase of common stock	(1,545)	—
Net payments related to employee stock awards	(2,587)	(2,105)
Dividend payments to common stockholders	(9,056)	(8,784)
Excess tax benefits from stock-based compensation	233	524

Net cash used in financing activities	(12,955)	(10,365)

Effect of exchange rate changes on cash and cash equivalents	(876)	(890)

Increase (decrease) in cash and cash equivalents	130,281	(112,724)
Cash and cash equivalents at beginning of period	227,574	305,437

Cash and cash equivalents at end of period	$357,855	$192,713

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1)	Basis of Presentation

The terms “MKS” and the “Company” refer to MKS Instruments, Inc. and its subsidiaries. The interim financial data as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 are unaudited; however, in the opinion of MKS, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet presented as of December 31, 2015 has been derived from the consolidated audited financial statements as of that date. The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by United States generally accepted accounting principles (“U.S. GAAP”). The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the MKS Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on February 26, 2016.

The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, stock-based compensation, inventory, intangible assets, goodwill and other long-lived assets, acquisition expenses, income taxes and investments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

2)	Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation - Stock Compensation (Topic 718)—Improvements to Employee Share-Based Payment Accounting.” This standard simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years and early adoption is permitted. The Company is currently evaluating the requirements of this ASU and has not yet determined its impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This standard requires the recognition of lease assets and liabilities for all leases, with certain exceptions, on the balance sheet. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the requirements of this ASU and has not yet determined its impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805)”—Simplifying the Accounting for Measurement-Period Adjustments.” This standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are identified, including the cumulative effect of the change in the provisional amount as if the accounting had been completed at the acquisition date. This ASU is effective for annual periods beginning after December 15, 2015, including interim periods within those fiscal years. The Company adopted this ASU in the first quarter of 2016. Adoption of this ASU could have a material impact on the Company’s consolidated financial position and results of operations when accounting for future acquisitions.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330)—Simplifying the Measurement of Inventory.” The amendments in this ASU apply to all inventory that is measured using first-in, first-out or average cost. This standard requires that an entity measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this ASU are effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Adoption of this ASU is not expected to have a material impact on the Company’s consolidated statements of financial position and results of operations.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” Under this guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, and for annual and interim periods thereafter. This ASU is not expected to have an impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance. This standard requires a company to recognize revenue when it transfers goods and services to customers in an amount that reflects the consideration that the company expects to be entitled to in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and assets recognized from costs incurred to obtain or fulfill a contract. This pronouncement is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company has not yet selected a transition method. The Company is currently evaluating the requirements of this ASU and has not yet determined its impact on the Company’s consolidated financial statements.

3)	Investments

The fair value of investments classified as short-term consists of the following:

	March 31, 2016	December 31, 2015
Available-for-sale investments:
Time deposits and certificates of deposit	$23,005	$11,892
Bankers’ acceptance drafts	1,646	728
Asset-backed securities	74,057	124,997
Corporate obligations	90,856	165,109
Municipal bonds	4,611	8,355
U.S. treasury obligations	4,360	—
U.S. agency obligations	110,233	119,582

	$308,768	$430,663

The following tables show the gross unrealized gains and (losses) aggregated by investment category for short-term available-for-sale investments:

As of March 31, 2016:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Short-term investments:
Available-for-sale investments:
Time deposits and certificates of deposit	$23,005	$—	$—	$23,005
Bankers’ acceptance drafts	1,646	—	—	1,646
Asset-backed securities	74,068	27	(38)	74,057
Corporate obligations	90,944	52	(140)	90,856
Municipal bonds	4,604	9	(2)	4,611
U.S. treasury obligations	4,355	5	—	4,360
U.S. agency obligations	110,216	24	(7)	110,233

	$308,838	$117	$(187)	$308,768

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

As of December 31, 2015:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Short-term investments:
Available-for-sale investments:
Time deposits and certificates of deposit	$11,893	$—	$(1)	$11,892
Bankers acceptance drafts	728	—	—	728
Asset-backed securities	125,271	—	(274)	124,997
Corporate obligations	165,445	5	(341)	165,109
Municipal bonds	8,346	13	(4)	8,355
U.S. agency obligations	119,699	3	(120)	119,582

	$431,382	$21	$(740)	$430,663

The tables above, which show the gross unrealized gains and (losses) aggregated by investment category for available-for-sale investments as of March 31, 2016 and December 31, 2015, reflect the inclusion within short-term investments of investments with contractual maturities greater than one year from the date of purchase.

Management has the ability, if necessary, to liquidate any of its investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as short-term on the accompanying balance sheets.

Interest income is accrued as earned. Dividend income is recognized as income on the date the stock trades “ex-dividend.” The cost of marketable securities sold is determined by the specific identification method. Realized gains or losses are reflected in income and were not material for the three months ended March 31, 2016 and 2015.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

Assets and liabilities of the Company are measured at fair value on a recurring basis as of March 31, 2016 and are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$197,650	$197,650	$—	$—
Bankers’ acceptance drafts	15	—	15	—
Commercial paper	9,999	—	9,999	—
U.S. agency obligations	35,496	—	35,496	—
Available-for-sale investments:
Time deposits and certificates of deposit	23,005	—	23,005	—
Bankers’ acceptance drafts	1,646	—	1,646	—
Asset-backed securities	74,057	—	74,057	—
Corporate obligations	90,856	—	90,856	—
Municipal bonds	4,611	—	4,611	—
U.S. treasury obligations	4,360	—	4,360	—
U.S. agency obligations	110,233	—	110,233	—
Derivatives – currency forward contracts	487	—	487	—

Total assets	$552,415	$197,650	$354,765	$—

Liabilities:
Derivatives – currency forward contracts	$2,193	$—	$2,193	$—

Reported as follows:
Assets:
Cash and cash equivalents(1)	$243,160	$197,650	$45,510	$—
Short-term investments	308,768	—	308,768	—
Other current assets	487	—	487	—

Total current assets	$552,415	$197,650	$354,765	$—

Liabilities:
Other current liabilities	$(2,193)	$—	$(2,193)	$—

(1)	The cash and cash equivalent amounts presented in the table above do not include cash of $102,950 and non-negotiable time deposits of $11,745 as of March 31, 2016.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

Assets and liabilities of the Company are measured at fair value on a recurring basis as of December 31, 2015 and are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$106,099	$106,099	$—	$—
Bankers acceptance drafts	11	—	11	—
Corporate obligations	330	—	330	—
Available-for-sale investments:
Time deposits and certificates of deposit	11,892	—	11,892	—
Bankers’ acceptance drafts	728	—	728	—
Asset-backed securities	124,997	—	124,997	—
Corporate obligations	165,109	—	165,109	—
Municipal bonds	8,355	—	8,355	—
U.S. agency obligations	119,582	—	119,582	—
Derivatives – currency forward contracts	1,486	—	1,486	—

Total assets	$538,589	$106,099	$432,490	$—

Liabilities:
Derivatives – currency forward contracts Total liabilities	$263	$—	$263	$—

Reported as follows:
Assets:
Cash and cash equivalents(1)	$106,440	$106,099	$341	$—
Short-term investments	430,663	—	430,663	—
Other current assets	1,486	—	1,486	—

Total current assets	$538,589	$106,099	$432,490	$—

Liabilities:
Other current liabilities	$263	$—	$263	$—

(1)	The cash and cash equivalents amounts presented in the table above do not include cash of $110,118 and non-negotiable time deposits of $11,016 as of December 31, 2015.

Money Market Funds

Money market funds are cash and cash equivalents and are classified within Level 1 of the fair value hierarchy.

Available-For-Sale Investments

As of March 31, 2016, available-for-sale investments consisted of time deposits and drafts denominated in the Euro currency, certificates of deposit, bankers’ acceptance drafts, asset-backed securities (which include auto loans, credit card receivables and equipment trust receivables), corporate obligations, municipal bonds, U.S. treasury obligations and U.S. agency obligations.

The Company measures its debt and equity investments at fair value. The Company’s available-for-sale investments are classified within Level 1 and Level 2 of the fair value hierarchy.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

To the extent the hedge accounting criteria is not met, the related foreign currency forward contracts are considered as economic hedges and changes in the fair value of these contracts are recorded immediately in earnings in the period in which they occur. These include hedges that are used to reduce exchange rate risks arising from the change in fair value of certain foreign currency-denominated assets and liabilities (i.e., payables, receivables) and other economic hedges where the hedge accounting criteria were not met.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

As of March 31, 2016 and December 31, 2015, the Company had outstanding forward foreign exchange contracts with gross notional values of $65,796 and $89,989, respectively. The following tables provide a summary of the primary net hedging positions and corresponding fair values held as of March 31, 2016 and December 31, 2015:

	March 31, 2016
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value(1) Asset/(Liability)
U.S. Dollar/Japanese Yen	$19,664	$(1,333)
U.S. Dollar/South Korean Won	26,906	(208)
U.S. Dollar/Euro	7,600	(286)
U.S. Dollar/U.K. Pound Sterling	2,950	128
U.S. Dollar/Taiwan Dollar	8,676	(7)

Total	$65,796	$(1,706)

(1)	Represents the fair value of the net (liability) asset amount included in the consolidated balance sheet.

	December 31, 2015
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value(1) Asset/(Liability)
U.S. Dollar/Japanese Yen	$26,848	$(136)
U.S. Dollar/South Korean Won	34,777	915
U.S. Dollar/Euro	10,987	19
U.S. Dollar/U.K. Pound Sterling	4,587	61
U.S. Dollar/Taiwan Dollar	12,790	364

Total	$89,989	$1,223

(1)	Represents the fair value of the net (liability) asset amount included in the consolidated balance sheet.

The following table provides a summary of the fair value amounts of the Company’s derivative instruments:

Derivatives Designated as Hedging Instruments	March 31, 2016	December 31, 2015
Derivative assets:
Forward exchange contracts	$487	$1,486
Derivative liabilities:
Forward exchange contracts	(2,193)	(263)

Total net derivative (liabilities) assets designated as hedging instruments(1)	$(1,706)	$1,223

(1)	The derivative asset of $487 and derivative liability of $2,193 are classified in other current assets and other current liabilities in the consolidated balance sheet as of March 31, 2016. The derivative asset of $1,486 and derivative liability of $263 are classified in other current assets and other current liabilities in the consolidated balance sheet as of December 31, 2015. These foreign exchange contracts are subject to a master netting agreement with one financial institution. However, the Company has elected to record these contracts on a gross basis in the balance sheet.

The net amount of existing gains as of March 31, 2016 that the Company expects to reclassify from OCI into earnings within the next twelve months is immaterial.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

The following table provides a summary of the (losses) gains on derivatives designated as hedging instruments:

	Three Months Ended March 31,
Derivatives Designated as Cash Flow Hedging Instruments	2016	2015
Forward exchange contracts:
Net loss recognized in OCI(1)	$(3,418)	$(2,090)
Net gain reclassified from accumulated OCI into income(2)	$696	$1,193

(1)	Net change in the fair value of the effective portion classified in OCI.
(2)	Effective portion classified in cost of products for the three months ended March 31, 2016 and 2015. The tax effect of the gains or losses reclassified from accumulated OCI into income is immaterial.

The following table provides a summary of the (losses) gains on derivatives not designated as hedging instruments:

	Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments	2016	2015
Forward exchange contracts:
Net (loss) gain recognized in income(1)	$(565)	$98

(1)	The Company enters into foreign exchange contracts to hedge against changes in the balance sheet for certain subsidiaries. These derivatives are not designated as hedging instruments and gains or losses from these derivatives are recorded immediately in selling, general and administrative expenses.

6)	Inventories

Inventories consist of the following:

	March 31, 2016	December 31, 2015
Raw materials	$78,707	$78,352
Work-in-process	24,665	23,297
Finished goods	48,278	50,982

	$151,650	$152,631

7)	Acquisitions

Newport Corporation

See Note 18 for information on the acquisition of Newport Corporation.

Precisive, LLC

On March 17, 2015, the Company acquired Precisive, LLC (“Precisive”) for $12,085, net of cash acquired of $435. The purchase price included a deferred payment amount of $2,600 to cover any potential indemnification claims, which amount will be paid to the sellers after 15 months assuming there are no indemnification claims. Precisive is an innovative developer of optical analyzers based on Tunable Filter Spectroscopy, which provide real-time gas analysis in the natural gas and hydrocarbon processing industries, including refineries, hydrocarbon processing plants, gas-to-power machines, biogas processes and fuel gas transportation and metering, while delivering customers a lower total cost of ownership.

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

Substantially all of the purchase price is deductible for tax purposes. The following table reflects the allocation of the acquired intangible assets and related estimates of useful lives. These acquired intangibles will be amortized on a straight-line basis, which approximates the pattern of use.

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

The changes in the carrying amount of goodwill and accumulated impairment (loss) during the three months ended March 31, 2016 and year ended December 31, 2015 were as follows:

	2016			2015
	Gross Carrying Amount	Accumulated Impairment (Loss)	Net	Gross Carrying Amount	Accumulated Impairment (Loss)	Net
Beginning balance at January 1	$339,117	$(139,414)	$199,703	$331,795	$(139,414)	$192,381
Acquired goodwill(1)	—	—	—	8,017	—	8,017
Foreign currency translation	296	—	296	(695)	—	(695)

Ending balance at March 31, 2016 and December 31, 2015	$339,413	$(139,414)	$199,999	$339,117	$(139,414)	$199,703

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

(1)	During 2015, the Company recorded $7,042 of goodwill related to the acquisition of Precisive. During the second quarter of 2015, the Company recorded a purchase accounting adjustment of $975 primarily related to an inventory valuation adjustment related to the acquisition of Granville-Phillips.

Intangible Assets

Components of the Company’s intangible assets are comprised of the following:

As of March 31, 2016:	Gross	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology	$101,200	$(82,939)	$(142)	$18,119
Customer relationships	37,251	(17,251)	105	20,105
Patents, trademarks, trade names and other(1)	30,396	(26,056)	11	4,351

	$168,847	$(126,246)	$(26)	$42,575

As of December 31, 2015	Gross	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology (1)	$101,200	$(82,330)	$(272)	$18,598
Customer relationships (1)	37,251	(16,345)	10	20,916
Patents, trademarks, trade names and other (1)	30,396	(25,888)	5	4,513

	$168,847	$(124,563)	$(257)	$44,027

(1)	During 2015, the Company recorded $5,110 of separately identified intangible assets related to the acquisition of Precisive, of which $820 was completed technology, $1,430 was customer relationships and $2,860 was patents, trademarks, trade names and other.

Aggregate amortization expense related to acquired intangibles for the three months ended March 31, 2016 and 2015 was $1,683 and $1,671, respectively. Estimated amortization expense for each of the remaining fiscal years is as follows:

Year	Amount
2016 (remaining)	$4,990
2017	6,601
2018	6,586
2019	6,543
2020	6,489
2021	4,709
Thereafter	6,657

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

9)	Other Assets

	March 31, 2016	December 31, 2015
Other Current Assets:
Income tax receivable	$6,233	$8,682
Prepaid income tax	6,562	4,755
VAT tax receivable	186	3,264
Prepaid service and support	3,290	2,970
Other	11,117	7,089

Total other current assets	$27,388	$26,760

Other Assets:
Deferred tax assets, net	$19,139	$19,252
Other	2,253	1,998

Total other assets	$21,392	$21,250

10)	Other Liabilities

	March 31, 2016	December 31, 2015
Other Current Liabilities:
VAT payable	$5,221	$3,075
Customer prepayments	2,621	1,741
Product warranties	5,039	5,205
Deferred revenue	7,832	7,189
Other	24,659	18,149

Total other current liabilities	$45,372	$35,359

Other Liabilities:
Long-term income tax payable	$3,832	$4,483
Accrued compensation	13,939	13,395
Other	3,879	3,604

Total other liabilities	$21,650	$21,482

11)	Debt

The Company’s Japanese subsidiary has lines of credit and short-term borrowing arrangements with two financial institutions, which arrangements generally expire and are renewed at three-month intervals. The lines of credit provided for aggregate borrowings as of March 31, 2016 of up to an equivalent of $20,455 U.S. dollars. One of the borrowing arrangements has an interest rate based on the Tokyo Interbank Offer Rate at the time of borrowing and the other has an interest rate based on the Japanese Short-term Prime Lending Rate. There were no borrowings outstanding under these arrangements at March 31, 2016 and December 31, 2015.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

Product warranty activities were as follows:

	Three Months Ended March 31,
	2016	2015
Beginning of period	$5,205	$6,266
Provision for product warranties	783	1,109
Direct charges to warranty liability	(984)	(1,244)
Foreign currency translation	35	(67)

End of period	$5,039	$6,064

13)	Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2016 and 2015 was 26.2% and 28.9%, respectively. The effective tax rate for the three months ended March 31, 2016 was lower than the U.S. statutory tax rate primarily due to the geographic mix of income and profits earned by the Company’s international subsidiaries being taxed at rates lower than the U.S. statutory tax rate, the deduction for domestic production activities, and the federal research credit offset by state income taxes. The effective tax rate for the three months ended March 31, 2015 was lower than the U.S. statutory tax rate primarily due to the impact of lower tax rates on foreign income and the deduction for domestic production activities.

As of March 31, 2016, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $3,712. At December 31, 2015, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $4,332. The net decrease from December 31, 2015 was primarily attributable to a release of reserves for uncertain tax positions due to the expiration of the statute of limitations related to a previously open tax year. As of March 31, 2016, if these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of $3,707, excluding interest and penalties, would impact the Company’s effective tax rate. The Company accrues interest expense, and if applicable, penalties, for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. As of March 31, 2016 and December 31, 2015, the Company had accrued interest on unrecognized tax benefits of approximately $125 and $157, respectively.

Over the next 12 months it is reasonably possible that the Company may recognize approximately $1,469 of previously net unrecognized tax benefits related to various U.S. federal, state and foreign tax positions primarily as a result of the expiration of certain statutes of limitations.

The Company and its subsidiaries are subject to examination by U.S. federal, state and foreign tax authorities. The United States Internal Revenue Service commenced an examination of the Company’s U.S. federal tax filings for tax years 2011 through 2013 during the quarter ended March 31, 2015. The audit was effectively settled during the three months ended December 31, 2015 upon the Company’s acceptance of the income tax examination changes. As part of the audit the Company consented to extend the U.S. statute of limitations for tax year 2011 until September 30, 2016.

The U.S. statute of limitations remains open for tax years 2011 through present. The statute of limitations for the Company’s tax filings in other jurisdictions varies between fiscal years 2008 through present.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

14)	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income	$17,563	$33,786

Denominator:
Shares used in net income per common share – basic	53,235,000	53,214,000
Effect of dilutive securities:
Stock options, restricted stock and employee stock purchase plan	328,000	315,000

Shares used in net income per common share – diluted	53,563,000	53,529,000

Net income per common share:
Basic	$0.33	$0.63
Diluted	$0.33	$0.63

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

As of March 31, 2016, restricted stock units related to an aggregate of approximately 737,000 shares were outstanding. For the three months ended March 31, 2016 and 2015, there were no weighted-average restricted stock units that would have an anti-dilutive effect on EPS, and would thus need to be excluded from the computation of diluted weighted-average shares.

15)	Stockholder’s Equity

Stock Repurchase Program

On July 25, 2011, the Company’s Board of Directors approved a share repurchase program for the repurchase of up to an aggregate of $200,000 of its outstanding common stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means. The timing and quantity of any shares repurchased depends upon a variety of factors, including business conditions, stock market conditions, debt agreement limitations and business development activities, including, but not limited to, merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice.

During the three months ended March 31, 2016, the Company repurchased approximately 45,000 shares of its common stock for $1,545, or an average price of $34.50 per share. During the three months ended March 31, 2015, the Company did not repurchase any shares of common stock.

Cash Dividends

Holders of the Company’s common stock are entitled to receive dividends when they are declared by the Company’s Board of Directors. During the three months ended March 31, 2016, the Company’s Board of Directors declared a cash dividend of $0.17 per share, which dividends totaled $9,056. During the three months ended March 31, 2015, the Board of Directors authorized a cash dividend of $0.165 per share, which dividends totaled $8,784.

On May 2, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.17 per share to be paid on June 10, 2016 to shareholders of record as of May 30, 2016. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of the Company’s Board of Directors.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

The Company’s reportable segments are Advanced Manufacturing Capital Equipment, Global Service, Asia Region Sales and Other. The Company has reported corporate expenses and certain intercompany pricing transactions in a Corporate and Eliminations reconciling column.

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

The Company derives its segment results directly from the manner in which results are reported in its management reporting system. The accounting policies that the Company uses to derive reportable segment results are substantially the same as those used for external reporting purposes except that a substantial portion of the sales of the Advanced Manufacturing Capital Equipment and Other segments are intercompany sales to the regions at tax-based transfer prices and certain significant costs, including stock-based compensation and management incentive compensation, are not allocated to the segments and are included in Corporate and Eliminations. The CODM reviews several metrics of each operating segment, including net revenues and gross profit (loss).

The Company does not maintain balance sheets for the majority of its operating segments and, as such, amounts have not been allocated to the reportable segments. The Company does not disclose external or intersegment revenues separately by reportable segment as this information is not presented to the CODM for decision making purposes.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

The following is net revenues by reportable segment:

	Three Months Ended March 31,
	2016	2015
Advanced Manufacturing Capital Equipment	$153,570	$179,233
Global Service	30,060	27,743
Asia Region Sales(1)	43,848	55,377
Other	16,327	21,216
Corporate and Eliminations	(60,124)	(69,730)

	$183,681	$213,839

The following is a reconciliation of segment gross profit to consolidated net income:

	Three Months Ended March 31,
	2016	2015
Gross profit by reportable segment:
Advanced Manufacturing Capital Equipment	$67,630	$78,688
Global Service	9,644	9,603
Asia Region Sales(1)	2,413	6,920
Other	4,370	6,843
Corporate and Eliminations	(6,144)	(5,008)

Total gross profit by reportable segment	77,913	97,046
Operating expenses:
Research and development	17,227	16,680
Selling, general and administrative	33,950	30,867
Acquisition costs	2,494	30
Restructuring	—	788
Amortization of intangible assets	1,683	1,671

Income from operations	22,559	47,010
Interest and other income, net	1,246	504

Income before income taxes	23,805	47,514
Provision for income taxes	6,242	13,728

Net income	$17,563	$33,786

(1)	The Asia Region Sales segment does not represent total geographical Asia financial information. This sales operation only represents the sales from the resale of Advanced Manufacturing Capital Equipment and Other segment products in their respective regions. The Advanced Manufacturing Capital Equipment and Other segments both have sales in this region as well. Accordingly, total geographical sales include sales from multiple reportable segments.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

The following is capital expenditures by reportable segment for the three months ended March 31, 2016 and 2015:

	Advanced Manufacturing Capital Equipment	Global Service	Asia Region Sales	Other	Corporate and Eliminations	Total
Three Months Ended March 31, 2016:
Capital expenditures	$1,389	$39	$81	$28	$619	$2,156

Three Months Ended March 31, 2015:

Capital expenditures	$1,522	$122	$42	$74	$744	$2,504

The following is depreciation and amortization by reportable segment for the three months ended March 31, 2016 and 2015:
	Advanced Manufacturing Capital Equipment	Global Service	Asia Region Sales	Other	Corporate and Eliminations	Total
Three Months Ended March 31, 2016:
Depreciation and amortization	$4,111	$255	$89	$244	$579	$5,278

Three Months Ended March 31, 2015:

Depreciation and amortization	$4,247	$256	$85	$310	$634	$5,532

Goodwill associated with each of our reportable segments is as follows:

	March 31, 2016	December 31, 2015
Reportable segment:
Advanced Manufacturing Capital Equipment	$174,344	$174,344
Global Service	19,826	19,826
Asia Region Sales	—	—
Other	6,228	6,228
Foreign currency translation	(399)	(695)

Total goodwill	$199,999	$199,703

Worldwide Product Information

Because the reportable segment information above does not reflect worldwide sales of the Company’s products, the Company groups its products into three groups of similar products based upon the similarity of product function. Worldwide net revenue for each group of products is as follows:

	Three Months Ended March 31,
	2016	2015
Instruments, Control and Vacuum Products	$94,478	$110,436
Power and Reactive Gas Products	77,116	88,499
Analytical Solutions Products	12,087	14,904

	$183,681	$213,839

Sales of Instruments, Control and Vacuum Products and Power and Reactive Gas Products are included in the Company’s Advanced Manufacturing Capital Equipment, Asia Region Sales, Global Service and Other segments because the products are sold through those segments. Sales of the Analytical Solutions Products are included in the Asia Region Sales, Global Service and Other segments because the products are sold through those segments.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

Geographic

Information about the Company’s operations in different geographic regions is presented in the tables below. Net revenues to unaffiliated customers are based on the location in which the sale originated. Transfers between geographic areas are at negotiated transfer prices and have been eliminated from consolidated net revenues.

	Three Months Ended March 31,
	2016	2015
Net revenues:
United States	$94,218	$120,181
Korea	20,550	32,072
Japan	16,236	17,256
Asia (excluding Korea and Japan)	33,456	23,683
Europe	19,221	20,647

	$183,681	$213,839

	March 31, 2016	December 31, 2015
Long-lived assets:(1)
United States	$55,620	$56,594
Europe	5,584	5,783
Asia	8,612	8,952

	$69,816	$71,329

(1)	Long-lived assets include property, plant and equipment, net and certain other long-term assets, excluding long-term tax related accounts.

Major Customers

The Company had two customers with net revenues greater than 10% of total net revenues in the periods shown as follows:

	Three Months Ended March 31,
	2016	2015
Applied Materials, Inc.	18.8%	17.4%
LAM Research Corporation	17.1%	12.1%

17)	Commitments and Contingencies

On March 9, 2016, a putative class action lawsuit captioned Dixon Chung v. Newport Corp., et al, Case No. A-16-733154-C, was filed in the District Court, Clark County, Nevada on behalf of a putative class of stockholders of Newport Corporation (“Newport”) for claims related to the February 22, 2016 Agreement and Plan of Merger (the “Merger Agreement”) between the Company, Newport and PSI Equipment, Inc., a Nevada corporation and a wholly owned subsidiary of the Company, which was merged with Newport on April 29, 2016 and is the surviving corporation of such merger (“Merger Sub”). The complaint names as defendants the Company, Newport, Merger Sub, and certain current and former members of Newport’s former board of directors. The complaint alleges that the named directors breached their fiduciary duties to Newport’s stockholders by agreeing to sell Newport through an inadequate and unfair process, which led to inadequate and unfair consideration, and by agreeing to unfair deal protection devices. The complaint also alleges that the Company, Newport, and Merger Sub aided and abetted the named directors’ alleged breaches of their fiduciary duties. The complaint seeks injunctive relief, including to enjoin or rescind the Merger Agreement, monetary damages, and an award of attorneys’ and other fees and costs, among other relief. On March 25, 2016, the plaintiff in the Chung action filed an amended complaint, which adds certain allegations, including that the definitive proxy statement filed by Newport on March 29, 2016 (the “Proxy”) omitted material information. The amended complaint also names as defendants the Company, Newport, Merger Sub, and then-current members of Newport’s board of directors.

Also on March 25, 2016, a second putative class action complaint captioned Hubert C. Pincon v. Newport Corp., et al., Case No. A-16-734039-B, was filed in the District Court, Clark County, Nevada, on behalf of a putative class of Newport’s stockholders for claims related to the Merger Agreement. The complaint names as defendants the Company, Newport, and Merger Sub and the

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

members of Newport’s former board of directors. It alleges that the named directors breached their fiduciary duties to Newport’s stockholders by agreeing to sell Newport through an inadequate and unfair process, which led to inadequate and unfair consideration, by agreeing to unfair deal protection devices, and by omitting material information from the Proxy. The complaint also alleges that the Company, Newport, and Merger Sub aided and abetted the named directors’ alleged breaches of their fiduciary duties. The complaint seeks injunctive relief, including to enjoin or rescind the Merger Agreement, and an award of attorneys’ and other fees and costs, among other relief.

On April 14, 2016, the Court granted plaintiffs’ motion to consolidate the Pincon and Chung actions and appointed counsel in the Pincon action as lead counsel. Also on April 14, the Court granted plaintiffs’ motion for expedited discovery and scheduled a hearing on plaintiffs’ anticipated motion for a preliminary injunction for April 25, 2016. On April 20, 2016, plaintiffs filed a motion to vacate the hearing on their anticipated motion for a preliminary injunction and notified the Court that they did not presently intend to file a motion for a preliminary injunction regarding the Merger Agreement. On April 22, 2016, the Court vacated the hearing on plaintiffs’ anticipated motion for a preliminary injunction.

The Company believes that the claims asserted in the complaints have no merit and the Company, Newport, Merger Sub and the named directors intend to defend vigorously against these claims.

We are also subject to various other legal proceedings and claims, which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

18)	Subsequent Events

Acquisition of Newport Corporation

On April 29, 2016, the Company completed its acquisition of Newport pursuant to the Merger Agreement (the “Newport Merger”). At the effective time of the Merger and pursuant to the terms and conditions of the Merger Agreement, each share of Newport’s common stock issued and outstanding as of immediately prior to the effective time of the Newport Merger was converted into the right to receive $23.00 in cash, without interest and subject to deduction for any required withholding tax.

The aggregate consideration paid by the Company to the former Newport stockholders was approximately $905,000, excluding related transaction fees and expenses and repayment of approximately $93,000 of Newport’s U.S. indebtedness outstanding as of immediately prior to the effective time of the Newport Merger. The Company funded the payment of the aggregate consideration with a combination of the Company’s available cash on hand and the proceeds from the Company’s senior secured term loan facility described below.

The Company was not able to include certain required disclosures in its quarterly report on Form 10-Q for the three months ended March 31, 2016 because the information necessary to complete the preliminary purchase price allocation related to the acquisition was not yet available.

In connection with the completion of the Newport Merger, the Company entered into a term loan credit agreement with Barclays Bank PLC as administrative agent and collateral agent, that provided senior secured financing of $780,000, subject to increase in accordance with the terms of the term loan credit agreement.

In connection with the completion of the Newport Merger, the Company also entered into an asset-based credit agreement with Deutsche Bank AG New York Branch as administrative agent and collateral agent, that provides senior secured financing of up to $50,000, subject to a borrowing base limitation, none of which has been drawn down by the Company to date.

Newport is a global supplier of advanced-technology products and systems to customers in the scientific research and defense/security, microelectronics, life and health sciences and industrial manufacturing markets.

Investment in Reno Sub-Systems, Inc.

On April 27, 2016, the Company invested $9,300 for a minority interest in Reno Sub-Systems, Inc., a Delaware corporation, which operates in the field of semiconductor process equipment instrumentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used herein, the words “believes,” “anticipates,” “plans,” “expects,” “estimates,” “would,” “will,” “intends” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect management’s current opinions and are subject to certain risks and uncertainties that could cause results to differ materially from those stated or implied. While we may elect to update forward looking statements in the future, we specifically disclaim any obligation to do so even if our estimates or expectations change. Risks and uncertainties include, but are not limited to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015 in the section entitled “Risk Factors” as referenced in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

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

We have a diverse base of customers that includes manufacturers of semiconductor capital equipment and semiconductor devices, thin film capital equipment used in the manufacture of flat panel displays, LEDs, solar cells, data storage media, analysis metrology and other coating applications; and other industrial, medical, pharmaceutical manufacturing, energy generation, environmental monitoring and other advanced manufacturing companies, as well as university, government and industrial research laboratories. For the three months ended March 31, 2016 and 2015, approximately 73% and 71% of our net revenues, respectively, were from sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers. We expect that sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers will continue to account for a substantial portion of our sales.

Our reportable segments are Advanced Manufacturing Capital Equipment, Global Service, Asia Region Sales and Other. We report corporate expenses and certain intercompany pricing transactions in a Corporate and Eliminations reconciling column.

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

Net revenues from semiconductor capital equipment manufacture and semiconductor device manufacture customers decreased by 11% for the three months ended March 31, 2016, compared to the same period in the prior year. However, net revenues have increased by 18% for the three months ended March 31, 2016, compared to the three months ended December 31, 2015 due to volume increases as we have seen a recent improvement in the semiconductor market. The semiconductor capital equipment industry is subject to rapid demand shifts, which are difficult to predict, and we are uncertain as to the timing or extent of future demand or any future weakness in the semiconductor capital equipment industry.

Our net revenues sold to customers in other advanced markets, which exclude semiconductor capital equipment and semiconductor device product applications, decreased by 22% for the three months ended March 31, 2016, compared to the same period in the prior year and decreased by 16% for the three months ended March 31, 2016, compared to the three months ended December 31, 2015. Revenues from customers in other advanced markets are made up of many different markets, including general industrial, solar, film, medical, analysis metrology and other markets. Some of these markets are project-based and our revenues can fluctuate quarter to quarter. The decrease for the three months ended March 31, 2016, compared to the same period in the prior year, was primarily attributed to decreases in the medical, thin film, coating & data storage and LED markets.

A significant portion of our net revenues is from sales to customers in international markets. For the three months ended March 31, 2016 and 2015, international net revenues accounted for approximately 49% and 44% of our net revenues, respectively. A significant portion of our international net revenues were in Korea and Japan. We expect that international net revenues will continue to represent a significant percentage of our total net revenues.

Recent Events

Acquisition of Newport Corporation

On April 29, 2016, we completed our acquisition of Newport Corporation (“Newport”) pursuant to the Merger Agreement (the “Newport Merger”). At the effective time of the Newport Merger and pursuant to the terms and conditions of the Newport Merger Agreement, each share of Newport’s common stock issued and outstanding as of immediately prior to the effective time of the Newport Merger was converted into the right to receive $23.00 in cash, without interest and subject to deduction for any required withholding tax. We paid to the former Newport stockholders aggregate consideration of approximately $905 million, excluding related transaction fees and expenses and repayment of approximately $93 million of Newport’s U.S. indebtedness outstanding as of immediately prior to the effective time of the Newport Merger. We funded the payment of the aggregate consideration with a combination of our available cash on hand and the proceeds from the senior secured term loan facility described below.

In connection with the completion of the Newport Merger, we entered into a term loan credit agreement with Barclays Bank PLC as administrative agent and collateral agent, that provided senior secured financing of $780 million, subject to increase in accordance with the terms of the term loan credit agreement.

In connection with the completion of the Newport Merger, we also entered into an asset-based credit agreement with Deutsche Bank AG New York Branch as administrative agent and collateral agent, that provides senior secured financing of up to $50 million, subject to a borrowing base limitation, none of which has been drawn down to date.

Newport is a global supplier of advanced-technology products and systems to customers in the scientific research and defense/security, microelectronics, life and health sciences and industrial manufacturing markets.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. There have been no material changes in our critical accounting policies since December 31, 2015. For further information, please see the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2015 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total net revenues of certain line items included in our consolidated statements of operations and comprehensive income data.

	Three Months Ended March 31,
	2016	2015
Net revenues:
Product	83.6%	87.0%
Services	16.4	13.0

Total net revenues	100.0	100.0
Cost of revenues:
Cost of product revenues	46.5	46.1
Cost of service revenues	11.1	8.5

Total cost of revenues (exclusive of amortization shown separately below)	57.6	54.6

Gross profit	42.4	45.4
Research and development	9.4	7.8
Selling, general and administrative	18.4	14.4
Acquisition costs	1.4	—
Restructuring	—	0.4
Amortization of intangible assets	0.9	0.8

Income from operations	12.3	22.0
Interest income, net	0.7	0.2

Income from operations before income taxes	13.0	22.2
Provision for income taxes	3.4	6.4

Net income	9.6%	15.8%

Net Revenues

	Three Months Ended March 31,
(dollars in millions)	2016	2015	% Change
Product	$153.6	$186.1	(17.5)%
Service	30.1	27.7	8.4

Total net revenues	$183.7	$213.8	(14.1)%

Product revenues decreased $32.5 million during the three months ended March 31, 2016, compared to the same period in the prior year. The decrease was primarily attributed to net revenues from semiconductor capital equipment manufacture and semiconductor device manufacture customers, which decreased by $19.3 million, primarily due to volume, during the three months ended March 31, 2016, compared to the same period in the prior year. The remainder of the decrease was primarily attributed to product revenue decreases in our other advanced markets including medical, thin film, coating & data storage and LED markets for the three months ended March 31, 2016, compared to the same period in the prior year.

Service revenues consisted mainly of fees for services related to the maintenance and repair of our products and software services, installation and training. Service revenues increased $2.4 million during the three months ended March 31, 2016, compared to the same period in the prior year. The increase for the three months ended March 31, 2016, compared to the same period in the prior year, was primarily attributed to increases in our semiconductor market.

Total international net revenues, including product and services, was $89.5 million for the three months ended March 31, 2016, or 48.7% of net revenues, compared to $93.7 million for the three months ended March 31, 2015 or 43.8% of net revenues. The decrease of $4.2 million for the three months ended March 31, 2016, compared to the same period in the prior year, related mainly to a decrease in net revenues in Korea, where we sell primarily into the semiconductor market.

The following is our net revenues by reportable segment:

	Three Months Ended March 31,
(dollars in millions)	2016	2015	% Change
Net revenues:
Advanced Manufacturing Capital Equipment	$153.6	$179.2	(14.3)%
Global Service	30.1	27.7	8.4
Asia Region Sales	43.8	55.4	(20.8)
Other	16.3	21.2	(23.0)
Corporate and Eliminations	(60.1)	(69.7)	13.8

Total net revenues	$183.7	$213.8	(14.1)%

Net revenues decreased in our Asia Region Sales and Advanced Manufacturing Capital Equipment segments by 20.8% and 14.3% for the three months ended March 31, 2016, respectively, compared to the same period in the prior year. These decreases were primarily attributed to decreases in net revenues from semiconductor capital equipment manufacture and semiconductor device manufacture customers, which decreased by 10.9% for the three months ended March 31, 2016, compared to the same period in the prior year. The Asia Region Sales segment was also impacted by negative changes in foreign exchange rates.

Net revenues in our Global Service segment increased by 8.4% for the three months ended March 31, 2016, compared to the same period in the prior year. The increase was primarily attributed to an increase in service revenues from semiconductor capital equipment manufacture and semiconductor device manufacture customers, partially offset by a decrease in service revenues from other advanced markets.

Net revenues in our Other segment decreased by 23% for the three months ended March 31, 2016, compared to the same period in the prior year. This segment, which has operations mainly in Europe, is not impacted as much by the semiconductor capital equipment market. The decrease for the three months ended March 31, 2016 was primarily attributed to decreases in our other advanced markets as well as the negative impact of changes in foreign exchange rates.

Gross Profit

	Three Months Ended March 31,
	2016	2015	% Points Change
Gross profit as a percentage of net revenues:
Product	44.4%	47.0%	(2.6)%
Service	32.1	34.7	(2.6)

Total gross profit	42.4%	45.4%	(3.0)%

Gross profit as a percentage of net product revenues decreased by 2.6 percentage points for the three months ended March 31, 2016, compared to the same period in the prior year. The decrease was primarily attributed to a decrease of 2.5 percentage points due to lower revenue volumes.

Gross profit as a percentage of net service revenues decreased by 2.6 percentage points for the three months ended March 31, 2016, compared to the same period in the prior year. The decrease was primarily attributed to a decrease of 5.5 percentage points due to unfavorable product mix, partially offset by an increase of 3.8 percentage points due to lower overhead costs. Cost of service revenues, including salaries and related expenses and other fixed costs, consists primarily of providing services for repair, software services and training.

The following is gross profit as a percentage of net revenues by reportable segment:

	Three Months Ended March 31,
	2016	2015	% Points Change
Gross profit:
Advanced Manufacturing Capital Equipment	44.0%	43.9%	0.1%
Global Service	32.1	34.7	(2.6)
Asia Region Sales	5.5	12.5	(7.0)
Other	26.8	32.3	(5.5)
Corporate and Eliminations	10.2	7.2	3.0

Total gross profit	42.4%	45.4%	(3.0)%

Gross profit for the Advanced Manufacturing Capital Equipment segment remained flat for the three months ended March 31, 2016, compared to the same period in the prior year. The negative impact of lower revenue volumes was offset by favorable product mix.

Gross profit for the Asia Region Sales segment decreased by 7.0 percentage points for the three months ended March 31, 2016, compared to the same period in the prior year. This decrease was primarily attributed to transfer pricing, unfavorable product mix and unfavorable changes in foreign exchange rates.

Gross profit for the Other segment decreased by 5.5 percentage points for the three months ended March 31, 2016, compared to the same period in the prior year. This decrease was primarily attributed to unfavorable product mix.

Research and Development

	Three Months Ended March 31,
(dollars in millions)	2016	2015	% Change
Research and development expenses	$17.2	$16.7	3.3%

Research and development expenses increased $0.5 million for the three months ended March 31, 2016, compared to the same period in the prior year. The increase was primarily attributed to an increase of $0.7 million in compensation-related expenses.

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

Selling, General and Administrative

	Three Months Ended March 31,
(dollars in millions)	2016	2015	% Change
Selling, general and administrative expenses	$34.0	$30.9	10.0%

Selling, general and administrative expenses increased by $3.1 million for the three months ended March 31, 2016, compared to the same period in the prior year. The increase was primarily attributed to a $1.5 million increase in compensation-related expenses, including the timing of stock compensation expense as well as the seasonal increase in certain compensation costs. In addition, in 2016, we re-classified the impact of foreign exchange from selling, general and administrative expenses to interest and other income, net, which resulted in a $0.9 million decrease in the selling, general and administrative expenses line item.

Acquisition Costs

	Three Months Ended March 31,
(dollars in millions)	2016	2015	% Change
Acquisition costs	$2.5	$—	8201.2%

We incurred $2.5 million of acquisition costs in the three months ended March 31, 2016, which was comprised primarily of legal and professional fees related to the Newport Merger which closed on April 29, 2016. We incurred $30 thousand of acquisition costs in the three months ended March 31, 2015, which was comprised primarily of legal fees related to our acquisition of Precisive, LLC (“Precisive”) that was completed on March 17, 2015.

Restructuring

	Three Months Ended March 31,
(dollars in millions)	2016	2015	% Change
Restructuring	$—	$0.8	(100.0)%

Restructuring expense for the three months ended March 31, 2015, included restructuring charges primarily related to severance costs associated with a reduction in workforce of approximately 120 people, primarily at one of our foreign manufacturing sites, as we outsourced a non-core manufacturing process.

Amortization of Intangible Assets

	Three Months Ended March 31
(dollars in millions)	2016	2015	% Change
Amortization of intangible assets	$1.7	$1.7	0.7%

Amortization expense remained flat for the three months ended March 31, 2016, compared to the same period in the prior year.

Interest and Other Income, Net

	Three Months Ended March 31,
(dollars in millions)	2016	2015	% Change
Interest and other income, net	$1.2	$0.5	147.4%

Interest and other income, net increased by $0.7 million for the three months ended March 31, 2016, compared to the same period in the prior year. The increase is attributed to a change in the mix of our investment portfolio, as well as a larger average investment balance. In addition, there was a foreign exchange gain of $0.4 million in the three months ended March 31, 2016.

Provision for Income Taxes

	Three Months Ended March 31,
(dollars in millions)	2016	2015	% Change
Provision for income taxes	$6.2	$13.7	(54.5)%

Our effective tax rate for the three months ended March 31, 2016 and 2015 was 26.2% and 28.9%, respectively. The effective tax rate for the three months ended March 31, 2016 was lower than the U.S. statutory tax rate primarily due to the geographic mix of income and profits earned by the Company’s international subsidiaries being taxed at rates lower than the U.S. statutory tax rate, the impact of the deduction for domestic production activities and the federal research credit offset by state income taxes. The effective tax rate for the three months ended March 31, 2015 was lower than the U.S. statutory tax rate due to the impact of lower tax rates on profits earned by our international subsidiaries and the impact of the deduction for domestic production activities.

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

While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from our accrued positions as a result of uncertain and complex application of tax law and regulations. We and our subsidiaries are subject to examination by U.S. federal, state and foreign tax authorities. The United States Internal Revenue Service commenced an examination of our U.S. federal tax filings for open tax years 2011 through 2013 during the three months ended March 31, 2015. This audit was effectively settled during the three months ended December 31, 2015 upon our acceptance of the income tax examination changes. Additionally, the recognition and measurement of certain tax benefits include estimates and judgment by management. Accordingly, we could record additional provisions or benefits for U.S. federal, state, and foreign taxes matters in future periods as new information becomes available.

Liquidity and Capital Resources

Cash and cash equivalents and short-term marketable investments totaled $666.6 million at March 31, 2016, compared to $658.2 million at December 31, 2015.

Net cash provided by operating activities was $23.2 million for the three months ended March 31, 2016 and resulted from net income of $17.6 million, which included non-cash charges of $12.6 million, offset by a net increase in working capital of $7.0 million. The net increase in working capital was primarily due to an increase in trade accounts receivable of $10.1 million, related to an increase in business activities, a decrease in accrued compensation of $7.1 million and an increase in other current assets of $3.6 million. These increases in working capital were partially offset by an increase in accrued liabilities of $7.7 million, an increase in accounts payable of $4.8 million and an increase in income taxes of $2.3 million.

Net cash provided by operating activities was $19.6 million for the three months ended March 31, 2015 and resulted from net income of $33.8 million, which included non-cash charges of $11.4 million, offset by increases in working capital of $25.6 million. The net increase in working capital was primarily due to an increase in trade accounts receivable of $19.0 million, an increase in inventories of $12.8 million, an increase in other current assets of $5.0 million and a decrease in accrued compensation of $4.9 million. These increases in working capital were offset by a decrease in other assets of $7.8 million, an increase in accounts payable of $3.6 million, an increase in other current and non-current liabilities of $2.7 million and an increase in net income taxes of $2.0 million.

Net cash provided by investing activities was $120.9 million for the three months ended March 31, 2016 and resulted primarily from $123.1 million of net sale and maturities of short-term investments which was used to partially finance the Newport Merger, partially offset by $2.2 million in purchases of production-related equipment. Net cash used in investing activities of $121.1 million for the three months ended March 31, 2015 resulted primarily from $108.7 million of net purchases of short-term and long-term investments, $9.9 million of net cash primarily used for the acquisition of Precisive and $2.5 million in purchases of production related equipment.

Net cash used in financing activities was $13.0 million for the three months ended March 31, 2016 and resulted primarily from $9.1 million of dividend payments made to common stockholders, $2.6 million of net payments related to tax payments for employee stock awards and $1.5 million used in the repurchase of our common stock. Net cash used in financing activities was $10.4 million for the three months ended March 31, 2015 and resulted primarily from $8.8 million of dividend payments made to common stockholders and $2.1 million of net payments related to tax payments for employee stock awards.

Our Japanese subsidiary has lines of credit and short-term borrowing arrangements with two financial institutions, which arrangements generally expire and are renewed at three month intervals. The lines of credit provided for aggregate borrowings as of March 31, 2016 of up to an equivalent of $20.5 million U.S. dollars. One of the borrowing arrangements has an interest rate based on the Tokyo Interbank Offer Rate at the time of borrowing and the other has an interest rate based on the Japanese Short-term Prime Lending Rate. There were no borrowings outstanding under these arrangements at March 31, 2016 and December 31, 2015.

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

During the three months ended March 31, 2016, we repurchased approximately 45,000 shares of our common stock for $1.5 million, or an average price of $34.50 per share. During the three months ended March 31, 2015, we did not repurchase any shares of common stock.

During the three months ended March 31, 2016, our Board of Directors declared a cash dividend of $0.17 per share that totaled $9.1 million. During the three months ended March 31, 2015, our Board of Directors declared a quarterly cash dividend of $0.165 that totaled $8.8 million.

On May 2, 2016, our Board of Directors declared a quarterly cash dividend of $0.17 per share to be paid on June 10, 2016 to shareholders of record as of May 30, 2016. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of our Board of Directors. In addition, under the terms of our senior secured term loan facility and our senior secured asset-based revolving credit facility, we may be restricted from paying dividends under certain circumstances.

Our total cash and cash equivalents and short-term marketable investments at March 31, 2016 consisted of $335.6 million held in the United States and $331.0 million held by our foreign subsidiaries, substantially all of which would be subject to tax in the United States if returned to the United States. We believe our existing United States cash and short-term investment balances are adequate to meet domestic operating needs, including estimated working capital, planned capital expenditure requirements and any future cash dividends, if declared, during the next twelve months and the foreseeable future.

On April 27, 2016, we invested $9.3 million for a minority interest in Reno Sub-Systems, Inc., which operates in the field of semiconductor process equipment instrumentation.

Acquisition of Newport Corporation

On April 29, 2016, we completed the Newport Merger. At the effective time of the Newport Merger and pursuant to the terms and conditions of the Newport Merger Agreement, each share of Newport’s common stock issued and outstanding as of immediately prior to the effective time of the Newport Merger was converted into the right to receive $23.00 in cash, without interest and subject to deduction for any required withholding tax. We paid to the former Newport stockholders aggregate consideration of approximately $905 million, excluding related transaction fees and expenses and repayment of approximately $93 million of Newport’s U.S. indebtedness outstanding as of immediately prior to the effective time of the Newport Merger. We funded the payment of the aggregate consideration with a combination of our available cash on hand and the proceeds from the senior secured term loan facility described below.

Senior Secured Term Loan Facility

In connection with the completion of the Newport Merger, we entered into a term loan credit agreement (the “Credit Agreement”) with Barclays Bank PLC, as administrative agent and collateral agent, and the lenders from time to time party thereto, that provided senior secured financing of $780 million, subject to increase in accordance with the Credit Agreement (the “Term Loan Facility”). Borrowings under the Term Loan Facility bear interest per annum at one of the following rates selected by us: (a) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the prime rate quoted in The Wall Street Journal, (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% and (4) a floor of 1.75%, plus, in each case, an applicable margin of 3.00%; or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, subject to a LIBOR rate floor of 0.75%, plus an applicable margin of 4.00%. The Term Loan Facility was issued with original issue discount of 1.00% of the principal amount of the facility.

Under the Credit Agreement, we are required to prepay outstanding term loans, subject to certain exceptions, with portions of our annual excess cash flow as well as with the net cash proceeds of certain asset sales, certain casualty and condemnation events and the incurrence or issuance of certain debt. We are also required to make scheduled quarterly payments each equal to 0.25% of the original principal amount of the term loans made on the closing date, with the balance due on the seventh anniversary of the closing date.

All obligations under the Term Loan Facility are guaranteed by certain of our domestic subsidiaries, and are secured by substantially all of our assets and the assets of such subsidiaries, subject to certain exceptions and exclusions.

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. If an event of default occurs, the lenders under the Term Loan Facility will be entitled to take various actions, including the acceleration of amounts due under the Term Loan Facility and all actions permitted to be taken by a secured creditor.

Senior Secured Asset-Based Revolving Credit Facility

In connection with the completion of the Newport Merger, we also entered into an asset-based credit agreement (the “ABL Agreement”) with Deutsche Bank AG New York Branch, as administrative agent and collateral agent, the other borrowers from time to time party thereto, and the lenders and letters of credit issuers from time to time party thereto, that provides senior secured financing of up to $50.0 million, subject to a borrowing base limitation (the “ABL Facility”). The borrowing base for the ABL Facility at any time equals the sum of: (a) 85% of certain eligible accounts; plus (b) subject to certain notice and field examination and appraisal requirements, the lesser of (i) the lesser of (A) 65% of the lower of cost or market value of certain eligible inventory and (B) 85% of the net orderly liquidation value of certain eligible inventory and (ii) 30% of the borrowing base; minus (c) reserves established by the administrative agent; provided that until the administrative agent’s receipt of a field examination of accounts receivable the borrowing base shall be equal to 70% of the book value of certain eligible accounts. The ABL Facility includes borrowing capacity in the form of letters of credit up to $15 million. We have not drawn against the ABL Facility.

Borrowings under the ABL Facility bear interest per annum at one of the following rates selected by us: (a) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the “prime rate” quoted in the The Wall Street Journal, and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%, plus, in each case, an initial applicable margin of 0.75% subject to upward or downward adjustment each fiscal quarter; and (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, plus an initial applicable margin of 1.75% subject to upward or downward adjustment each fiscal quarter.

Under the ABL Facility, we are required to pay a commitment fee in respect of unutilized commitments, which fee is initially 0.375% per annum, subject to downward adjustment. We are also required to prepay outstanding loans and/or cash collateralize letters of credit under certain circumstances as described in the ABL Facility, with no reduction of the commitment amount.

All obligations under the ABL Facility are guaranteed by certain of our domestic subsidiaries, and are secured by substantially all of our assets and the assets of such subsidiaries, subject to certain exceptions and exclusions.

The ABL Credit Agreement also contains customary representations and warranties, affirmative covenants and provisions relating to events of default. If an event of default occurs, the lenders under the ABL Facility will be entitled to take various actions, including the acceleration of amounts due under the ABL Facility and all actions permitted to be taken by a secured creditor. The ABL Credit Agreement also contains negative covenants applicable to us and our subsidiaries, including under certain circumstances based on our excess availability, financial covenants requiring us to maintain a fixed charge coverage ratio of at least 1.0 to 1.0.

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

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09 “Compensation—Stock Compensation (Topic 718)—Improvements to Employee Share-Based Payment Accounting.” This standard simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years and early adoption is permitted. We are currently evaluating the requirements of this ASU and have not yet determined its impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This standard requires the recognition of lease assets and liabilities for all leases, with certain exceptions, on the balance sheet. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the requirements of this ASU and have not yet determined its impact on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805)—Simplifying the Accounting for Measurement-Period Adjustments.” This standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are identified, including the cumulative effect of the change in the provisional amount as if the accounting had been completed at the acquisition date. This ASU is effective for annual periods beginning after December 15, 2015, including interim periods within those fiscal years. The Company adopted this ASU in the first quarter of 2016. Adoption of this ASU could have a material impact on our consolidated financial position and results of operations when accounting for future acquisitions.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330)—Simplifying the Measurement of Inventory.” The amendments in this ASU apply to all inventory that is measured using first-in, first-out or average cost. This standard requires that an entity measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this ASU are effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Adoption of this ASU is not expected to have a material impact on our consolidated statements of financial position and results of operations.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” Under this guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, and for annual and interim periods thereafter. This ASU is not expected to have an impact on our consolidated financial statements.

In May 2014 the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance. This standard requires a company to recognize revenue when it transfers goods and services to customers in an amount that reflects the consideration that the company expects to be entitled to in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and assets recognized from costs incurred to obtain or fulfill a contract. This pronouncement is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have not yet selected a transition method. We are currently evaluating the requirements of this ASU and have not yet determined its impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information concerning market risk is contained in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on February 26, 2016. As of March 31, 2016, there were no material changes in our exposure to market risk from December 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On March 9, 2016, a putative class action lawsuit captioned Dixon Chung v. Newport Corp., et al, Case No. A-16-733154-C, was filed in the District Court, Clark County, Nevada on behalf of a putative class of stockholders of Newport Corporation (“Newport”) for claims related to the February 22, 2016 Agreement and Plan of Merger (the “Merger Agreement”) between the Company, Newport and PSI Equipment, Inc., a Nevada corporation and a wholly owned subsidiary of the Company, which was merged with Newport on April 29, 2016 and is the surviving corporation of such merger (“Merger Sub”). The complaint names as defendants the Company, Newport, Merger Sub, and certain current and former members of Newport’s former board of directors. The complaint alleges that the named directors breached their fiduciary duties to Newport’s stockholders by agreeing to sell Newport through an inadequate and unfair process, which led to inadequate and unfair consideration, and by agreeing to unfair deal protection devices. The complaint also alleges that the Company, Newport, and Merger Sub aided and abetted the named directors’ alleged breaches of their fiduciary duties. The complaint seeks injunctive relief, including to enjoin or rescind the Merger Agreement, monetary damages, and an award of attorneys’ and other fees and costs, among other relief. On March 25, 2016, the plaintiff in the Chung action filed an amended complaint, which adds certain allegations, including that the definitive proxy statement filed by Newport on March 29, 2016 (the “Proxy”) omitted material information. The amended complaint also names as defendants the Company, Newport, Merger Sub, and then-current members of Newport’s board of directors.

Also on March 25, 2016, a second putative class action complaint captioned Hubert C. Pincon v. Newport Corp., et al., Case No. A-16-734039-B, was filed in the District Court, Clark County, Nevada, on behalf of a putative class of the Newport’s stockholders for claims related to the Merger Agreement. The complaint names as defendants the Company, Newport, and Merger Sub and the members of Newport’s former board of directors. It alleges that the named directors breached their fiduciary duties to Newport’s stockholders by agreeing to sell Newport through an inadequate and unfair process, which led to inadequate and unfair consideration, by agreeing to unfair deal protection devices, and by omitting material information from the Proxy. The complaint also alleges that the we Newport, and Merger Sub aided and abetted the named directors’ alleged breaches of their fiduciary duties. The complaint seeks injunctive relief, including to enjoin or rescind the Merger Agreement, and an award of attorneys’ and other fees and costs, among other relief.

On April 14, 2016, the Court granted plaintiffs’ motion to consolidate the Pincon and Chung actions and appointed counsel in the Pincon action as lead counsel. Also on April 14, the Court granted plaintiffs’ motion for expedited discovery and scheduled a hearing on plaintiffs’ anticipated motion for a preliminary injunction for April 25, 2016. On April 20, 2016, plaintiffs filed a motion to vacate the hearing on their anticipated motion for a preliminary injunction and notified the Court that they did not presently intend to file a motion for a preliminary injunction regarding the Merger Agreement. On April 22, 2016, the Court vacated the hearing on plaintiffs’ anticipated motion for a preliminary injunction.

We believe that the claims asserted in the complaints have no merit and we, Newport, Merger Sub and the named directors intend to defend vigorously against these claims.

We are also subject to various other legal proceedings and claims, which have arisen in the ordinary course of business. In our opinion, the ultimate disposition of these matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS.

Information regarding risk factors affecting the Company’s business are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 in the section entitled “Risk Factors.” There have been no material changes from the risks disclosed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth certain information with respect to repurchases of our common stock during the three months ended March 31, 2016.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1) (in thousands)
January 1 – January 31, 2016	38,651	$34.52	38,651	$148,183
February 1 – February 29, 2016	6,147	$34.38	6,147	$147,972
March 1 – March 31, 2016	—	$—	—	$147,972

Total	44,798	$34.50	44,798

(1)	On July 25, 2011, our Board of Directors approved a share repurchase program (the “Program”) for the repurchase of up to an aggregate of $200 million of our common stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means, which we announced on July 27, 2011. The timing and quantity of any shares repurchased will depend upon a variety of factors, including business conditions, stock market conditions, debt agreement limitations and business development activities, including but not limited to merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice.
(2)	We have repurchased approximately 1,770,000 shares of our common stock for approximately $52.0 million pursuant to the Program since its adoption.

ITEM 6. EXHIBITS.

The exhibits filed as part of this quarterly report on Form 10-Q are listed in the exhibit index immediately preceding the exhibits and are incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MKS INSTRUMENTS, INC.

May 6, 2016	By:	/s/ Seth H. Bagshaw
Seth H. Bagshaw
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

+2.1(1)	Agreement and Plan of Merger, by and among the Registrant, PSI Equipment, Inc. and Newport Corporation, dated February 22, 2016

+3.1(2)	Restated Articles of Organization of the Registrant

+3.2(3)	Articles of Amendment to Restated Articles of Organization, as filed with the Secretary of State of Massachusetts on May 18, 2001

+3.3(4)	Articles of Amendment to Restated Articles of Organization, as filed with the Secretary of State of Massachusetts on May 16, 2002

+3.4(5)	Amended and Restated By-Laws of the Registrant

+10.1(1)	Commitment Letter by and among the Registrant, Barclays Bank PLC, Deutsche Bank Securities Inc., and Deutsche Bank AG New York Branch, dated February 22, 2016

+10.2(6)	Term Loan Credit Agreement, by and among the Registrant, Barclays Bank PLC, as administrative agent and collateral agent, and the lenders from time to time party thereto, dated April 29, 2016

+10.3(6)	ABL Credit Agreement, by and among the Registrant, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, the other borrowers from time to time party thereto, and the lenders and letters of credit issuers from time to time party thereto, dated April 29, 2016

+10.4*(7)	Letter Agreement between the Registrant and Robert J. Phillippy, dated May 2, 2016

10.5*	Newport Corporation’s 2006 Performance-Based Stock Incentive Plan

10.6*	Form of Stock Appreciation Right Award Agreement under Newport Corporation’s 2006 Performance-Based Stock Incentive Plan

10.7*	Newport Corporation’s 2011 Stock Incentive Plan

10.8*	Newport Corporation’s Amended and Restated 2011 Stock Incentive Plan

10.9*	Form of Restricted Stock Unit Award Agreement (with performance-based vesting) used under Newport Corporation’s 2011 Stock Incentive Plan and Amended and Restated 2011 Stock Incentive Plan

10.10*	Form of Stock Appreciation Right Award Agreement used under Newport Corporation’s 2011 Stock Incentive Plan and the Amended and Restated 2011 Stock Incentive Plan

10.11*	Form of Indemnification Agreement between Newport Corporation and Robert J. Phillippy

10.12*	Form of the Registrant’s RSU Assumption Agreement for U.S. Employees Relating to Newport Corporation’s Amended and Restated 2011 Stock Incentive Plan and 2011 Stock Incentive Plan

10.13*	Form of the Registrant’s RSU Assumption Agreement for Employees Outside of the United States Relating to Newport Corporation’s Amended and Restated 2011 Stock Incentive Plan and 2011 Stock Incentive Plan

10.14*	Form of the Registrant’s SAR Assumption Agreement for U.S. Employees Relating to Newport Corporation’s Amended and Restated 2011 Stock Incentive Plan, 2011 Stock Incentive Plan and 2006 Performance-Based Stock Incentive Plan

10.15 *	Form of the Registrant’s SAR Assumption Agreement for Employees Outside of the United States Relating to Newport Corporation’s Amended and Restated 2011 Stock Incentive Plan, 2011 Stock Incentive Plan and 2006 Performance-Based Stock Incentive Plan

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+	Previously filed
*	Management contract or compensatory plan arrangement.
(1)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2016.

(2)	Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-49738) filed with the Securities and Exchange Commission on November 13, 2000.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(5)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2014.
(6)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2016.
(7)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2016.