Form 10-Q
period 2016-06-30
MKS INSTRUMENTS INC
filed 2016-08-03
CIK 1049502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of July 27, 2016, the registrant had 53,570,931 shares of common stock outstanding.

MKS INSTRUMENTS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MKS INSTRUMENTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$354,275	$227,574
Restricted cash	5,559	—
Short-term investments	71,373	430,663
Trade accounts receivable, net	233,951	101,883
Inventories, net	278,360	152,631
Other current assets	57,995	26,760

Total current assets	1,001,513	939,511

Property, plant and equipment, net	184,221	68,856
Goodwill	592,605	199,703
Intangible assets, net	426,983	44,027
Long-term investments	15,230	—
Other assets	24,576	21,250

Total assets	$2,245,128	$1,273,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$12,678	$—
Accounts payable	61,538	23,177
Accrued compensation	59,360	28,424
Income taxes payable	7,022	4,024
Other current liabilities	67,092	35,359

Total current liabilities	207,690	90,984

Long-term debt	696,906	—
Non-current deferred taxes	102,101	2,655
Other liabilities	56,821	18,827

Total liabilities	1,063,518	112,466

Commitments and contingencies (Note 20)

Stockholders’ equity:
Preferred Stock, $0.01 par value per share, 2,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, no par value, 200,000,000 shares authorized; 53,568,561 and 53,199,720 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	113	113
Additional paid-in capital	765,393	744,725
Retained earnings	434,928	427,214
Accumulated other comprehensive loss	(18,824)	(11,171)

Total stockholders’ equity	1,181,610	1,160,881

Total liabilities and stockholders’ equity	$2,245,128	$1,273,347

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues:
Products	$285,471	$188,281	$439,092	$374,377
Services	40,390	29,685	70,450	57,428

Total net revenues	325,861	217,966	509,542	431,805
Cost of revenues:
Cost of products	163,993	99,849	249,345	198,501
Cost of services	25,955	19,319	46,371	37,460

Total cost of revenues (exclusive of amortization shown separately below)	189,948	119,168	295,716	235,961

Gross profit	135,913	98,798	213,826	195,844
Research and development	28,214	17,567	45,441	34,247
Selling, general and administrative	71,429	33,269	105,379	64,136
Acquisition costs	8,205	—	10,699	30
Restructuring	24	219	24	1,007
Amortization of intangible assets	8,855	1,709	10,538	3,380

Income from operations	19,186	46,034	41,745	93,044
Interest and other (expense) income, net	(6,818)	790	(5,572)	1,294

Income before income taxes	12,368	46,824	36,173	94,338
Provision for income taxes	3,158	13,604	9,400	27,332

Net income	$9,210	$33,220	$26,773	$67,006

Other comprehensive income:
Changes in value of financial instruments designated as cash flow hedges, net of tax benefit(1)	$(319)	$(332)	$(1,865)	$(1,078)
Foreign currency translation adjustments, net of tax of $0	(8,886)	612	(6,233)	(2,594)
Unrealized gain (loss) on investments and minimum pension liability adjustment, net of tax expense (benefit)(2)	68	(202)	445	57

Total comprehensive income	$73	$33,298	$19,120	$63,391

Net income per share:
Basic	$0.17	$0.62	$0.50	$1.26

Diluted	$0.17	$0.62	$0.50	$1.25

Cash dividends per common share	$0.17	$0.17	$0.34	$0.335

Weighted average common shares outstanding:
Basic	53,461	53,384	53,348	53,299

Diluted	53,806	53,589	53,685	53,559

(1)	Tax (benefit) was $(209) and $(178) for the three months ended June 30, 2016 and 2015, respectively. Tax (benefit) was $(1,250) and $(387) for the six months ended June 30, 2016 and 2015, respectively.
(2)	Tax expense (benefit) was $44 and $(108) for the three months ended June 30, 2016 and 2015, respectively. Tax expense was $299 and $21 for the six months ended June 30, 2016 and 2015, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows provided by operating activities:
Net income	$26,773	$67,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,708	11,082
Amortization of inventory step-up adjustment to fair value	10,119	—
Stock-based compensation	14,668	6,778
Provision for excess and obsolete inventory	6,737	6,335
Provision for bad debt	85	(105)
Deferred income taxes	1,381	342
Excess tax benefits from stock-based compensation	(452)	(869)
Other	72	203
Changes in operating assets and liabilities:
Trade accounts receivable	(35,874)	(18,787)
Inventories	3,868	(18,471)
Income taxes	6,420	6,404
Other current assets	(4,908)	(5,964)
Accrued compensation	391	(2,439)
Other current and non-current liabilities	(993)	6,862
Accounts payable	7,457	(26)
Other assets	(8,090)	(155)

Net cash provided by operating activities	49,362	58,196

Cash flows used in investing activities:
Acquisition of businesses, net of cash acquired	(939,591)	(9,910)
Purchases of investments	(99,261)	(264,581)
Maturities of investments	114,256	88,857
Sales of investments	336,276	28,229
Purchases of property, plant and equipment	(7,264)	(5,334)

Net cash used in investing activities	(595,584)	(162,739)

Cash flows provided by (used in) financing activities:
Restricted cash	(5,559)	—
Proceeds from short-term borrowings	10,597	2,020
Payments of short-term borrowings	(2,239)	(2,020)
Net proceeds from long-term borrowings	746,321	—
Payments of long-term borrowings	(50,000)	—
Repurchase of common stock	(1,545)	(4,341)
Net payments related to employee stock awards	(2,921)	(1,124)
Dividend payments to common stockholders	(18,141)	(17,868)
Excess tax benefits from stock-based compensation	452	869

Net cash provided by (used in) financing activities	676,965	(22,464)

Effect of exchange rate changes on cash and cash equivalents	(4,042)	(111)

Increase (decrease) in cash and cash equivalents	126,701	(127,118)
Cash and cash equivalents at beginning of period	227,574	305,437

Cash and cash equivalents at end of period	$354,275	$178,319

The accompanying notes are an integral part of the consolidated financial statements

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1)	Basis of Presentation

The terms “MKS” and the “Company” refer to MKS Instruments, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim financial data as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 are unaudited; however, in the opinion of MKS, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet presented as of December 31, 2015 has been derived from the consolidated audited financial statements as of that date. The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by United States generally accepted accounting principles (“U.S. GAAP”). The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the MKS Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on February 26, 2016.

On April 29, 2016, the Company completed its acquisition of Newport Corporation which is more fully described in Note 3 below. This transaction was recorded using the purchase method of accounting; accordingly, the financial results of the acquisition are included in the accompanying unaudited condensed consolidated financial statements for the periods subsequent to the acquisition.

The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, stock-based compensation, inventory, intangible assets, goodwill and other long-lived assets, warranty liabilities, pension liabilities, acquisition expenses, income taxes and investments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

2)	Recently Issued Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU provides guidance for the recognition, measurement, presentation, and disclosure of financial instruments. The new pronouncement revises accounting related to equity investments and the presentation of certain fair value changes for financial assets and liabilities measured at fair value. Among other things, it amends the presentation and disclosure requirements of equity securities that do not result in consolidation and are not accounted for under the equity method. Changes in the fair value of these equity securities will be recognized directly in net income. This pronouncement is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect adoption of this ASU to have a material impact on the Company’s consolidated statements of financial position and results of operations.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718)—Improvements to Employee Share-Based Payment Accounting.” This standard simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years and early adoption is permitted. The Company is currently evaluating the requirements of this ASU and has not yet determined its impact on the Company’s consolidated financial statements.

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330)—Simplifying the Measurement of Inventory.” The amendments in this ASU apply to all inventory that is measured using first-in, first-out or average cost. This standard requires that an entity measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this ASU are effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. The Company does not expect adoption of this ASU to have a material impact on the Company’s consolidated statements of financial position and results of operations.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” Under this guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. The Company does not expect the adoption of this ASU to have an impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance. This standard requires a company to recognize revenue when it transfers goods and services to customers in an amount that reflects the consideration that the company expects to be entitled to in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and assets recognized from costs incurred to obtain or fulfill a contract. This pronouncement is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company has not yet selected a transition method. The Company is currently evaluating the requirements of this ASU and has not yet determined its impact on the Company’s consolidated financial statements.

3)	Acquisitions

Newport Corporation

On April 29, 2016, the Company completed its acquisition of Newport Corporation (“Newport”) pursuant to an Agreement and Plan of Merger, dated as of February 22, 2016 (the “Merger Agreement”), by and among the Company, PSI Equipment, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), and Newport (the “Newport Merger”). At the effective time of the Newport Merger and pursuant to the terms and conditions of the Merger Agreement, each share of Newport’s common stock that was issued and outstanding immediately prior to the effective time of the Newport Merger was converted into the right to receive $23.00 in cash, without interest and subject to deduction for any required withholding tax.

Newport’s innovative solutions leverage its expertise in advanced technologies, including lasers, photonics and precision motion equipment, and optical components and sub-systems, to enhance the capabilities and productivity of its customers’ manufacturing, engineering and research applications. Newport is a global supplier of advanced-technology products and systems to customers in the scientific research and defense/security, microelectronics, life and health sciences and industrial manufacturing markets.

The purchase price of Newport consisted of the following:

Cash paid for outstanding shares (1)	$905,254
Settlement of share-based compensation awards (2)	8,824
Cash paid for Newport debt (3)	93,200

Total purchase price	$1,007,278

Less: Cash and cash equivalents acquired	(61,463)

Total purchase price, net of cash and cash equivalents acquired	$945,815

(1)	Represents cash paid of $23.00 per share for approximately 39,359,000 shares of Newport common stock, without interest and subject to a deduction for any required withholding tax.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

(2)	Represents the vested but not issued portion of Newport share-based compensation awards as of the acquisition date of April 29, 2016.
(3)	Represents the cash paid for the outstanding balance of Newport’s senior secured revolving credit agreement.

The Company funded the payment of the aggregate consideration with a combination of the Company’s available cash on hand and the proceeds from the Company’s senior secured term loan facility, as described in Note 11.

Under the acquisition method of accounting, the total estimated acquisition consideration is allocated to the acquired tangible and intangible assets and assumed liabilities of Newport based on their fair values as of the acquisition date. Any excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed is allocated to goodwill. The Company expects that all such goodwill and intangible assets will not be deductible for tax purposes.

The following table summarizes the allocation of the preliminary purchase price to the fair values assigned to assets acquired and liabilities assumed at the date of the Newport Merger:

Current assets (including cash)	$185,388
Inventory	142,914
Intangible assets	394,804
Goodwill	395,784
Property, plant and equipment	119,932
Long-term assets	22,726

Total assets acquired	1,261,548

Current liabilities	94,422
Other long-term liabilities	159,848

Total liabilities assumed	254,270

Fair value of assets acquired and liabilities assumed	1,007,278

Less: cash and cash equivalents acquired	(61,463)

Total purchase price, net of cash and cash equivalents acquired	$945,815

The fair value write-up of acquired finished goods inventory was $14,482, the amount of which will be amortized over the expected period during which the acquired inventory is sold. Accordingly, for the three and six months ended June 30, 2016, the Company recorded a $10,119 incremental cost of sales charge associated with the fair value write-up of inventory acquired in the merger with Newport.

The fair value write-up of acquired property, plant and equipment of $36,242 will be amortized over the useful life of the asset. Property, plant and equipment is valued at its value-in-use, unless there was a known plan to dispose of the asset.

The acquired intangible assets are being amortized on a straight-line basis, which approximates the economic use of the asset.

The following table reflects the allocation of the acquired intangible assets and related estimate of useful lives:

Order backlog	$12,100	1 year
Customer relationships	243,093	6-18 years
Trademarks and trade names	55,200	Indefinite
Developed technology	75,386	4-8 years
In-process research and development	6,899	Undefined	(1)
Leasehold interest	2,126	4-5 years

Total	$394,804

(1)	The useful lives of in-process research and development will be defined in the future upon further evaluation of the status of these applications.

The fair value of the acquired intangibles was determined using the income approach. In performing these valuations, the key underlying probability-adjusted assumptions of the discounted cash flows were projected revenues, gross margin expectations and operating cost estimates. The valuations were based on the information that was available as of the acquisition date and the expectations and assumptions that have been deemed reasonable by the Company’s management. There are inherent uncertainties and management judgment required in these determinations. This acquisition resulted in a purchase price that exceeded the estimated fair value of tangible and intangible assets, the excess amount of which was allocated to goodwill.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed on the acquisition date, its estimates and assumptions are subject to refinement. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations. The finalization of the purchase accounting assessment will result in a change in the valuation of assets acquired and liabilities assumed and may have a material impact on the Company’s results of operations and financial position. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill to reflect additional information received about facts and circumstances which existed at the date of acquisition. The Company records adjustments to the assets acquired and liabilities assumed subsequent to the purchase price allocation period in the Company’s operating results in the period in which the adjustments were determined. The size and breadth of the Newport Merger will necessitate the use of this measurement period to adequately analyze and assess a number of the factors used in establishing the fair value of certain tangible and intangible assets acquired and liabilities assumed as of the acquisition date and the related tax impacts of any changes made. Any potential adjustments made could be material in relation to the preliminary values presented above.

The Company believes the amount of goodwill relative to identifiable intangible assets relates to several factors including: (1) potential buyer-specific synergies related to market opportunities for a combined product offering; and (2) potential to leverage the Company’s sales force to attract new customers and revenue and cross sell to existing customers.

The results of this acquisition were included in the Company’s consolidated operations beginning on April 29, 2016. Newport constitutes the Company’s Light & Motion Division reportable segment (see Segment Note 19).

Certain executives from Newport have severance provisions in their respective Newport employment agreements. The agreements include terms that are accounted for as dual-trigger arrangements. Through the Company’s acquisition accounting, the expense relating to these benefits was recognized in the combined entity’s financial statements while the benefit itself will not be distributed until the change in control provision is exercised by each eligible executive. The Company recorded costs of $6,631 and $3,334 as compensation expense and stock-based compensation expense, respectively, for the three and six months ended June 30, 2016 associated with these severance provisions. The restricted stock units and stock appreciation rights that are eligible for accelerated vesting if the executive exercises his rights, but are not issued as of each reporting period-end, will be excluded from the computation of basic earnings per share and included in the computation of diluted earnings per share for such reporting period.

Pro Forma Results

The following unaudited pro forma financial information presents the combined results of operations of the Company as if the Newport Merger had occurred on January 1, 2015. The unaudited pro forma financial information is not necessarily indicative of what the Company’s condensed consolidated results of operations actually would have been had the acquisition occurred at the beginning of each year. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of the combined company.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total net revenues	$358,483	$365,125	$687,650	$734,800

Net income	14,158	26,024	31,730	25,448

Net income per share:
Basic	$0.26	$0.49	$0.59	$0.48

Diluted	$0.26	$0.49	$0.59	$0.48

The unaudited pro forma financial information above gives effect primarily to the following:

(1)	Incremental amortization and depreciation expense related to the estimated fair value of identifiable intangible assets and property, plant and equipment from the purchase price allocation.

(2)	Revenue adjustments as a result of the reduction in deferred revenue related to its estimated fair value.

(3)	Incremental interest expense related to the Company’s term loan credit agreement.

(4)	The exclusion of acquisition costs and inventory step-up amortization from the three and six month periods ended June 30, 2016 and the addition of these items to the six month period ended June 30, 2015.

(5)	The estimated tax impact of the above adjustments.

Investment in Reno Sub-Systems, Inc.

On April 27, 2016, the Company invested $9,300 for a minority interest in Reno Sub-Systems, Inc., a Delaware corporation, which operates in the field of semiconductor process equipment instrumentation. The Company accounted for this investment using the cost method of accounting.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

Precisive, LLC

On March 17, 2015, the Company acquired Precisive, LLC (“Precisive”) for $12,085, net of cash acquired of $435. The purchase price included a deferred payment amount of $2,600 to cover any potential indemnification claims, which amount was paid to the Sellers in the second quarter of 2016. Precisive is an innovative developer of optical analyzers based on Tunable Filter Spectroscopy, which provide real-time gas analysis in the natural gas and hydrocarbon processing industries, including refineries, hydrocarbon processing plants, gas-to-power machines, biogas processes and fuel gas transportation and metering, while delivering customers a lower total cost of ownership.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the Precisive acquisition:

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

Order backlog	$50	18 months
Customer relationships	1,430	8 years
Exclusive patent license	2,600	10 years
Trade names	210	10 years
Developed technology	820	10 years

Total	$5,110

The fair value of the acquired intangibles was determined using the income approach. The Precisive acquisition resulted in a purchase price that exceeded the estimated fair value of tangible and intangible assets, the excess amount of which was allocated to goodwill. The Company believes the amount of goodwill relative to identifiable intangible assets relates to several factors including: (1) potential buyer-specific synergies related to market opportunities for a combined product offering; (2) potential to leverage the Company’s sales force and intellectual property to attract new customers and revenue; and (3) potential to strengthen and expand into new but complementary markets, including targeting new applications such as natural gas processing, hydrocarbon processing and other oil and gas segments.

The results of this acquisition were included in the Company’s consolidated operations beginning on March 17, 2015. Precisive is included in the Company’s Instruments, Control and Vacuum Products group within the Vacuum & Analysis Division segment.

4)	Investments

Investments classified as short-term consists of the following:

	June 30, 2016	December 31, 2015
Available-for-sale investments:
Time deposits and certificates of deposit	$17,358	$11,892
Bankers’ acceptance drafts	3,056	728
Asset-backed securities	14,173	124,997
Corporate obligations	19,468	165,109
Municipal bonds	595	8,355
U.S. treasury obligations	1,154	—
U.S. agency obligations	15,569	119,582

	$71,373	$430,663

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

Investments classified as long-term consists of the following:

	June 30, 2016	December 31, 2015
Available-for-sale investments:
Group insurance contracts	5,930	—

Cost method investments:
Minority interest in Reno Sub-Systems, Inc.	$9,300	$—

	$15,230	$—

The following tables show the gross unrealized gains and (losses) aggregated by investment category for short-term available-for-sale investments:

As of June 30, 2016:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Short-term investments:
Available-for-sale investments:
Time deposits and certificates of deposit	$17,358	$—	$—	$17,358
Bankers’ acceptance drafts	3,056	—	—	3,056
Asset-backed securities	14,164	16	(7)	14,173
Corporate obligations	19,454	21	(7)	19,468
Municipal bonds	592	3	—	595
U.S. treasury obligations	1,151	3	—	1,154
U.S. agency obligations	15,563	6	—	15,569

	$71,338	$49	$(14)	$71,373

As of June 30, 2016:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Long-term investments:
Available-for-sale investments:
Group insurance contracts	$5,938	$—	$(8)	$5,930

As of December 31, 2015:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Short-term investments:
Available-for-sale investments:
Time deposits and certificates of deposit	$11,893	$—	$(1)	$11,892
Bankers’ acceptance drafts	728	—	—	728
Asset-backed securities	125,271	—	(274)	124,997
Corporate obligations	165,445	5	(341)	165,109
Municipal bonds	8,346	13	(4)	8,355
U.S. agency obligations	119,699	3	(120)	119,582

	$431,382	$21	$(740)	$430,663

The tables above, which show the gross unrealized gains and (losses) aggregated by investment category for available-for-sale investments as of June 30, 2016 and December 31, 2015, reflect the inclusion within short-term investments of investments with contractual maturities greater than one year from the date of purchase. Management has the ability, if necessary, to liquidate any of its investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as short-term investments on the accompanying balance sheet.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

Interest income is accrued as earned. Dividend income is recognized as income on the date the stock trades “ex-dividend.” The cost of marketable securities sold is determined by the specific identification method. Realized gains or losses are reflected in income and were not material for the three and six months ended June 30, 2016 and 2015.

5)	Fair Value Measurements

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

Assets and liabilities of the Company are measured at fair value on a recurring basis as of June 30, 2016 and are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$6,919	$6,919	$—	$—
Bankers’ acceptance drafts	497	—	497	—
Restricted cash	5,559	—	5,559	—
Available-for-sale investments:
Time deposits and certificates of deposit	17,358	—	17,358	—
Bankers’ acceptance drafts	3,056	—	3,056	—
Asset-backed securities	14,173	—	14,173	—
Corporate obligations	19,468	—	19,468	—
Municipal bonds	595	—	595	—
U.S. treasury obligations	1,154	—	1,154	—
U.S. agency obligations	15,569	—	15,569	—
Group insurance contracts	5,930	—	5,930	—
Derivatives – currency forward contracts	655	—	655	—
Derivatives – option contracts	105	—	105	—
Funds in investments and other assets:
Israeli pension assets	13,611	—	13,611	—

Total assets	$104,649	$6,919	$97,730	$—

Liabilities:
Derivatives – currency forward contracts	$2,989	$—	$2,989	$—
Derivatives – option contracts	97	—	97	—

Total liabilities	$3,086	$—	$3,086	$—

Reported as follows:
Assets:
Cash and cash equivalents(1)	$7,416	$6,919	$497	$—
Restricted cash	5,559	—	5,559	—
Short-term investments	71,373	—	71,373	—
Other current assets	14,371	—	14,371	—

Total current assets	$98,719	$6,919	$91,800	$—

Long-term investments	$5,930	$—	$5,930	$—

Liabilities:
Other current liabilities	$3,086	$—	$3,086	$—

(1)	The cash and cash equivalents amounts presented in the table above do not include cash of $344,727 and non-negotiable time deposits of $2,132 as of June 30, 2016.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

Assets and liabilities of the Company are measured at fair value on a recurring basis as of December 31, 2015 and are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$106,099	$106,099	$—	$—
Bankers’ acceptance drafts	11	—	11	—
Corporate obligations	330	—	330	—
Available-for-sale investments:
Time deposits and certificates of deposit	11,892	—	11,892	—
Bankers’ acceptance drafts	728	—	728	—
Asset-backed securities	124,997	—	124,997	—
Corporate obligations	165,109	—	165,109	—
Municipal bonds	8,355	—	8,355	—
U.S. agency obligations	119,582	—	119,582	—
Derivatives – currency forward contracts	1,486	—	1,486	—

Total assets	$538,589	$106,099	$432,490	$—

Liabilities:
Derivatives – currency forward contracts	$263	$—	$263	$—

Reported as follows:
Assets:
Cash and cash equivalents(1)	$106,440	$106,099	$341	$—
Short-term investments	430,663	—	430,663	—
Other current assets	1,486	—	1,486	—

Total current assets	$538,589	$106,099	$432,490	$—

Liabilities:
Other current liabilities	$263	$—	$263	$—

(1)	The cash and cash equivalents amounts presented in the table above do not include cash of $110,118 and non-negotiable time deposits of $11,016 as of December 31, 2015.

Money Market Funds

Money market funds are recorded as cash and cash equivalents and are classified within Level 1 of the fair value hierarchy.

Restricted Cash

The Company has letters of credit, which require it to maintain specified cash deposit balances as collateral. Such amounts have been classified as restricted cash.

Available-For-Sale Investments

As of June 30, 2016, available-for-sale investments consisted of time deposits and drafts denominated in the Euro currency, certificates of deposit, bankers’ acceptance drafts, asset-backed securities (which include auto loans, credit card receivables and equipment trust receivables), corporate obligations, municipal bonds, U.S. treasury obligations, U.S. agency obligations and group insurance contracts.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

The Company measures its debt and equity investments at fair value. The Company’s available-for-sale investments are classified within Level 1 and Level 2 of the fair value hierarchy.

Israeli Pension Assets

Israeli pension assets represent investments in mutual funds, government securities and other time deposits. These investments are set aside for the retirement benefit of the employees at the Company’s Israeli subsidiaries. These funds are classified within Level 2 of the fair value hierarchy.

Derivatives

As a result of the Company’s global operating activities, the Company is exposed to market risks from changes in foreign currency exchange rates, which may adversely affect its operating results and financial position. When deemed appropriate, the Company minimizes its risks from foreign currency exchange rate fluctuations through the use of derivative financial instruments. The principal market in which the Company executes its foreign currency contracts is the institutional market in an over-the-counter environment with a relatively high level of price transparency. The market participants are usually large commercial banks. The forward foreign currency exchange and option contracts are valued using broker quotations, or market transactions and are classified within Level 2 of the fair value hierarchy.

6)	Derivatives

The Company entered into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments and those utilized as economic hedges. The Company operates internationally and, in the normal course of business, is exposed to fluctuations in interest rates and foreign exchange rates. These fluctuations can increase the costs of financing, investing and operating the business. The Company has used derivative instruments, such as forward contracts and foreign currency option contracts, to manage certain foreign currency exposure.

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

The Company also enters into forward exchange contracts to hedge certain balance sheet amounts and foreign currency option contracts related to the Israeli Shekel. To the extent the hedge accounting criteria is not met, the related foreign currency forward contracts and foreign currency option contracts are considered as economic hedges and changes in the fair value of these contracts are recorded immediately in earnings in the period in which they occur. These include hedges that are used to reduce exchange rate risks arising from the change in fair value of certain foreign currency-denominated assets and liabilities (i.e., payables, receivables) and other economic hedges where the hedge accounting criteria were not met.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

As of June 30, 2016 and December 31, 2015, the Company had outstanding forward foreign exchange contracts with gross notional values of $65,504 and $89,989, respectively. The following tables provide a summary of the primary net hedging positions and corresponding fair values held as of June 30, 2016 and December 31, 2015:

	June 30, 2016
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value(1) Asset/(Liability)
U.S. Dollar/Japanese Yen	$21,046	$(2,560)
U.S. Dollar/South Korean Won	26,685	(68)
U.S. Dollar/Euro	6,732	22
U.S. Dollar/U.K. Pound Sterling	2,856	305
U.S. Dollar/Taiwan Dollar	8,185	(33)

Total	$65,504	$(2,334)

(1)	Represents the fair value of the net (liability) asset amount included in the condensed consolidated balance sheet.

	December 31, 2015
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value(1) Asset/(Liability)
U.S. Dollar/Japanese Yen	$26,848	$(136)
U.S. Dollar/South Korean Won	34,777	915
U.S. Dollar/Euro	10,987	19
U.S. Dollar/U.K. Pound Sterling	4,587	61
U.S. Dollar/Taiwan Dollar	12,790	364

Total	$89,989	$1,223

(1)	Represents the fair value of the net (liability) asset amount included in the condensed consolidated balance sheet.

The following table provides a summary of the fair value amounts of the Company’s derivative instruments:

	June 30, 2016	December 31, 2015
Derivative assets:
Forward exchange contracts	$655	$1,486
Foreign currency option contracts	105	—
Derivative liabilities:
Forward exchange contracts	(2,989)	(263)
Foreign currency option contracts	(97)	—

Total net derivative (liabilities) assets(1)	$(2,326)	$1,223

(1)	The derivative asset of $760 and derivative liability of $3,086 are classified in other current assets and other current liabilities in the condensed consolidated balance sheet as of June 30, 2016. The derivative asset of $1,486 and derivative liability of $263 are classified in other current assets and other current liabilities in the condensed consolidated balance sheet as of December 31, 2015. These foreign exchange contracts are subject to a master netting agreement with one financial institution. However, the Company has elected to record these contracts on a gross basis in the balance sheet.

The net amount of existing gains as of June 30, 2016 that the Company expects to reclassify from OCI into earnings within the next twelve months is immaterial.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

The following table provides a summary of the (losses) gains on derivatives designated as hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Designated as Cash Flow Hedging Instruments	2016	2015	2016	2015
Forward exchange contracts:
Net loss recognized in OCI(1)	$(14)	$(1,430)	$(3,433)	$(3,520)
Net (loss) gain reclassified from accumulated OCI into income(2)	$(419)	$716	$277	$1,909

(1)	Net change in the fair value of the effective portion classified in OCI.
(2)	Effective portion classified in cost of products for the three and six months ended June 30, 2016 and 2015. The tax effect of the gains or losses reclassified from accumulated OCI into income is immaterial.

As of June 30, 2016, the Company had outstanding foreign currency option contracts related to the Israeli Shekel with gross notional values of $(860) and a net fair value of $8. These instruments do not qualify for hedge accounting.

The following table provides a summary of the losses on derivatives not designated as hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	2016	2015	2016	2015
Forward exchange contracts:
Net loss recognized in income(1)	$(378)	$(108)	$(943)	$(10)

(1)	The Company enters into foreign exchange contracts to hedge against changes in the balance sheet for certain subsidiaries and also enters into foreign currency option contracts to mitigate the risk associated with certain foreign currency transactions in the ordinary course of business. These derivatives are not designated as hedging instruments and gains or losses from these derivatives are recorded immediately in selling, general and administrative expenses.

7)	Inventories

Inventories consist of the following:

	June 30, 2016	December 31, 2015
Raw materials	$100,901	$78,352
Work-in-process	97,587	23,297
Finished goods	79,872	50,982

	$278,360	$152,631

8)	Goodwill and Intangible Assets

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

The changes in the carrying amount of goodwill and accumulated impairment (loss) during the six months ended June 30, 2016 and year ended December 31, 2015 were as follows:

	Six Months Ended June 30,			Twelve Months Ended December 31,
	2016			2015
	Gross Carrying Amount	Accumulated Impairment (Loss)	Net	Gross Carrying Amount	Accumulated Impairment (Loss)	Net
Beginning balance at January 1	$339,117	$(139,414)	$199,703	$331,795	$(139,414)	$192,381
Acquired goodwill(1)	395,784	—	395,784	8,017	—	8,017
Foreign currency translation	(2,882)	—	(2,882)	(695)	—	(695)

Ending balance at June 30, 2016 and December 31, 2015	$732,019	$(139,414)	$592,605	$339,117	$(139,414)	$199,703

(1)	During 2016, the Company recorded $395,784 of goodwill related to the Newport Merger. During 2015, the Company recorded $7,042 of goodwill related to the acquisition of Precisive. During 2015, the Company recorded a purchase accounting adjustment of $975 primarily related to an inventory valuation adjustment related to an acquisition that occurred in 2014.

Intangible Assets

Components of the Company’s intangible assets are comprised of the following:

As of June 30, 2016:	Gross	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology(1)	$176,586	$(85,881)	$(366)	$90,339
Customer relationships(1)	280,344	(20,906)	(1,114)	258,324
Patents, trademarks, trade names and other(1)	99,822	(28,314)	39	71,547
In-process research and development	6,899	—	(126)	6,773

	$563,651	$(135,101)	$(1,567)	$426,983

As of December 31, 2015:	Gross	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology (2)	$101,200	$(82,330)	$(272)	$18,598
Customer relationships (2)	37,251	(16,345)	10	20,916
Patents, trademarks, trade names and other (2)	30,396	(25,888)	5	4,513

	$168,847	$(124,563)	$(257)	$44,027

(1)	During 2016, the Company recorded $394,804 of separately identified intangible assets related to the Newport Merger, of which $75,386 was completed technology, $243,093 was customer relationships, $69,426 was patents, trademarks, trade names and other, and $6,899 was in-process research and development.
(2)	During 2015, the Company recorded $5,110 of separately identified intangible assets related to the acquisition of Precisive, of which $820 was completed technology, $1,430 was customer relationships and $2,860 was patents, trademarks, trade names and other.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

Aggregate amortization expense related to acquired intangibles for the six months ended June 30, 2016 and 2015 was $10,538 and $3,380, respectively. Estimated amortization expense for each of the remaining fiscal years is as follows:

Year	Amount
2016 (remaining)	$24,739
2017	41,424
2018	37,376
2019	37,333
2020	33,351
2021	26,896
Thereafter	170,664

9)	Other Assets

	June 30, 2016	December 31, 2015
Other Current Assets:
Income tax receivable	$15,923	$8,682
Prepaid income tax	10,257	4,755
Other	31,815	13,323

Total other current assets	$57,995	$26,760

Other Assets:
Deferred tax assets, net	$2,893	$19,252
Israeli pension assets	13,611	—
Other	8,072	1,998

Total other assets	$24,576	$21,250

10)	Other Liabilities

	June 30, 2016	December 31, 2015
Other Current Liabilities:
VAT payable	$4,889	$3,075
Customer prepayments	4,960	1,741
Product warranties	7,936	5,205
Deferred revenue	13,582	7,189
Other	35,725	18,149

Total other current liabilities	$67,092	$35,359

Other Liabilities:
Long-term income tax payable	$10,281	$4,483
Accrued compensation	12,398	13,395
Long-term pension liability	30,409	—
Other	3,733	949

Total other liabilities	$56,821	$18,827

11)	Debt

Term Loan Credit Agreement

In connection with the completion of the Newport Merger, the Company entered into a term loan credit agreement (the “Credit Agreement”) with Barclays Bank PLC, as administrative agent and collateral agent, and the lenders from time to time party thereto (the “Lenders”), that provided senior secured financing of $780,000, subject to increase at the Company’s option in accordance with the Credit Agreement (the “Term Loan Facility”). Borrowings under the Term Loan Facility bear interest per annum at one of the following rates selected by the Company: (a) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the “prime rate” quoted in The Wall Street Journal, (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%, and (4) a floor of 1.75%, plus, in each

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

case, an applicable margin of 3.00%; or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, subject to a LIBOR rate floor of 0.75%, plus an applicable margin of 4.00%. The Company has elected Option B for interest rates. The Term Loan Facility was issued with original issue discount of 1.00% of the principal amount thereof.

The term loans are prepayable in whole or in part from time to time, subject to a prepayment premium if prepayment is made on or prior to October 29, 2016 and only in certain circumstances. The Company will be obligated to pay a prepayment fee equal to 1.00% of the amount of the term loans outstanding immediately prior to any amendment resulting in a repricing transaction.

On June 9, 2016, the Company entered into Amendment No. 1 (the “Repricing Amendment”) to the Credit Agreement by and among the Company, the Lenders and Barclays Bank PLC, as administrative agent and collateral agent for the Lenders. The Repricing Amendment decreased the applicable margin for borrowings under the Company’s Term Loan Facility to 2.50% for base rate borrowings and 3.50% for LIBOR borrowings and extended the period during which a prepayment premium may be required for a “Repricing Transaction” (as defined in the Credit Agreement) until six months after the effective date of the Repricing Amendment. In connection with the execution of the Repricing Amendment, the Company paid a prepayment premium of 1.00%, or $7,300, as well as certain fees and expenses of the administrative agent and the Lenders, in accordance with the terms of the Credit Agreement. Immediately prior to the effectiveness of the Repricing Amendment, the Company prepaid $50,000 of principal under the Credit Agreement, reducing the outstanding principal under the Credit Agreement from $780,000 to $730,000.

The Company incurred $28,747 of deferred finance fees, original issue discount and a repricing fee related to the term loans, which are included in long-term debt in the accompanying consolidated balance sheets and will be amortized to interest expense over the estimated life of the term loans using the effective interest method.

Under the Credit Agreement, the Company is required to prepay outstanding term loans, subject to certain exceptions, with portions of its annual excess cash flow as well as with the net cash proceeds of certain asset sales, certain casualty and condemnation events and the incurrence or issuance of certain debt. The Company is also required to make scheduled quarterly payments each equal to 0.25% of the original principal amount of the term loans made on the closing date with such original principal amount reduced by any prepayments (such as the $50,000 prepaid to date), with the balance due on the seventh anniversary of the closing date.

All obligations under the Term Loan Facility are guaranteed by certain of the Company’s domestic subsidiaries, and are secured by substantially all of the Company’s assets and the assets of such subsidiaries, subject to certain exceptions and exclusions.

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. If an event of default occurs, the Lenders under the Term Loan Facility will be entitled to take various actions, including the acceleration of amounts due under the Term Loan Facility and all actions generally permitted to be taken by a secured creditor. At June 30, 2016, the Company is in compliance with all covenants under the Credit Agreement.

Senior Secured Asset-Based Revolving Credit Facility

In connection with the completion of the Newport Merger, the Company also entered into an asset-based credit agreement with Deutsche Bank AG New York Branch, as administrative agent and collateral agent, the other borrowers from time to time party thereto, and the lenders and letters of credit issuers from time to time party thereto (the “ABL Facility”), that provides senior secured financing of up to $50,000, subject to a borrowing base limitation. The borrowing base for the ABL Facility at any time equals the sum of: (a) 85% of certain eligible accounts; plus (b) subject to certain notice and field examination and appraisal requirements, the lesser of (i) the lesser of (A) 65% of the lower of cost or market value of certain eligible inventory and (B) 85% of the net orderly liquidation value of certain eligible inventory and (ii) 30% of the borrowing base; minus (c) reserves established by the administrative agent; provided that until the administrative agent’s receipt of a field examination of accounts receivable the borrowing base shall be equal to 70% of the book value of certain eligible accounts. The ABL Facility includes borrowing capacity in the form of letters of credit up to $15,000. The Company has not drawn against the ABL Facility.

Borrowings under the ABL Facility bear interest per annum at one of the following rates selected by the Company: (a) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the “prime rate” quoted in the The Wall Street Journal, and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%, plus, in each case, an initial applicable margin of 0.75%; and (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, plus an initial applicable margin of 1.75%. Commencing with the completion of the first fiscal quarter ending after the closing of the ABL Facility, the applicable margin for borrowings thereunder is subject to upward or downward adjustment each fiscal quarter, based on the average historical excess availability during the preceding quarter.

The Company incurred $1,201 of costs in connection with the ABL Facility which were capitalized and included in other assets in the accompanying consolidated balance sheets and will be amortized to interest expense using the straight-line method over the contractual term of five years of the ABL Facility.

In addition to paying interest on outstanding principal under the ABL Facility, the Company is required to pay a commitment fee in respect of the unutilized commitments thereunder. The initial commitment fee is 0.375% per annum. Commencing with the completion of the first fiscal quarter ending after the closing of the ABL Facility, the commitment fee is subject to downward adjustment based on the amount of average unutilized commitments for the three-month period immediately preceding such adjustment date. The Company must also pay customary letter of credit fees and agency fees.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

Lines of Credit and Short-Term Borrowing Arrangements

One of the Company’s Japanese subsidiaries has lines of credit and short-term borrowing arrangements with two financial institutions which arrangements generally expire and are renewed at three-month intervals. The lines of credit provided for aggregate borrowings as of June 30, 2016 of up to an equivalent of $22,369 U.S. dollars. One of the borrowing arrangements has an interest rate based on the Tokyo Interbank Offer Rate at the time of borrowing and the other has an interest rate based on the Japanese Short-term Prime Lending Rate. There were no borrowings outstanding under these arrangements at June 30, 2016 and December 31, 2015.

The Company assumed various revolving lines of credit and a financing facility with the completion of the Newport Merger. These revolving lines of credit and financing facility have no expiration date and provided for aggregate borrowings as of June 30, 2016 of up to an equivalent of $9,726 U.S. dollars. Both revolving lines of credit have a base interest rate of 1.25% plus a Japanese Yen overnight LIBOR rate.

One of the Company’s Austrian subsidiaries has four outstanding loans from the Austrian government to fund research and development. These loans are unsecured and do not require principal repayment as long as certain conditions are met. Interest on these loans is payable semi-annually. The interest rates associated with these loans range from 0.75% - 2.00%.

Short-term debt:	June 30, 2016
Japanese lines of credit	$5,050
Japanese receivables financing facility	308
Other short-term obligations	20
Current portion of Term Loan Facility	7,300

$12,678

Long-term debt:	June 30, 2016
Austrian loans due through March 2020	$585
Term Loan Facility, net (1)	696,321

$696,906

(1)	Net of original issuance discount and refinance premium of $13,871 and deferred financing fees of $12,508.

For the three and six months ended June 30, 2016, the Company recognized interest expense of $8,397 in relation to the Term Loan Facility, including $2,368 related to deferred finance fees, original issue discount and a repricing fee.

Contractual maturities of the Company’s debt obligations as of June 30, 2016 are as follows:

Year	Amount
2016 (remaining)	$9,008
2017	7,393
2018	7,312
2019	7,722
2020	7,344
2021	7,300
Thereafter	689,850

12) Product Warranties

The Company records the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by shipment volume, product failure rates, utilization levels, material usage, and supplier warranties on parts delivered to the Company. Should actual product failure rates, utilization levels, material usage, or supplier warranties on parts differ from the Company’s estimates, revisions to the estimated warranty liability would be required. The product warranty liability is included in other current liabilities in the condensed consolidated balance sheet.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

Product warranty activities were as follows:

	Six Months Ended June 30,
	2016	2015
Beginning of period	$5,205	$6,266
Assumed product warranty liability from Newport Merger	3,040	—
Provision for product warranties	2,991	2,095
Direct charges to warranty liability	(3,202)	(2,434)
Foreign currency translation	8	(51)

End of period (1)	$8,042	$5,876

(1)	Short-term product warranty of $7,936 and long-term product warranty of $106 are included in other current liabilities and other liabilities, respectively, in the accompanying condensed consolidated balance sheet.

13)	Pension Plans

As a result of the Newport Merger, the Company has assumed all assets and liabilities of Newport’s defined benefit pension plans, which cover substantially all of its full-time employees in France, Germany, Israel and Japan. In addition, there are certain pension liabilities relating to former employees in the United Kingdom. The German plan is unfunded, as permitted under the plan and applicable laws.

For financial reporting purposes, the calculation of net periodic pension costs was based upon a number of actuarial assumptions including a discount rate for plan obligations, an assumed rate of return on pension plan assets and an assumed rate of compensation increase for employees covered by the plan. All of these assumptions were based upon management’s judgment, considering all known trends and uncertainties. Actual results that differ from these assumptions would impact future expense recognition and the cash funding requirements of the Company’s pension plans.

The Company has included the net periodic benefit costs for the plans from the date of the acquisition on April 29, 2016 through June 30, 2016. The net periodic benefit costs included the following components:

Two months ended June 30, 2016
Service cost	$403
Interest cost on projected benefit obligations	80
Expected return on plan assets	(31)

$452

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

The projected benefit obligation and plan assets assumed as part of the acquisition, the changes to these amounts and their balances as of June 30, 2016 were as follows:

June 30, 2016
Change in projected benefit obligations:
Liabilities assumed through acquisition on April 29, 2016	$22,563
Service cost	403
Interest cost	80
Benefits paid	(121)
Currency translation adjustments	(598)

Projected benefit obligation as of June 30, 2016	$22,327

Change in plan assets:
Assets assumed through acquisition on April 29, 2016	7,907
Company contributions	35
Gain on plan assets	23

Fair value of plan assets as of June 30, 2016	7,965

Funded status	$(14,362)

Amounts recognized in the balance sheet:
Current portion of pension liabilities	$(100)
Pension liabilities	(14,262)

Net amount recognized	$(14,362)

The Company’s Israeli subsidiaries have pension plans that are accounted for using the shut-down method of accounting. Under the shut-down method, the liability is calculated as if it was payable as of each balance sheet date, on an undiscounted basis and plan assets are reported separate from the pension liability. As a result, the Israeli plan assets and vested benefit obligation are not included in the Company’s plan assets and projected benefit obligation shown above. These Israeli plans had assets of $13,611 and vested benefit obligations of $16,147, which were presented on a gross basis as of June 30, 2016. Israeli plan assets and liabilities are included in other assets and other liabilities, respectively in the accompanying condensed consolidated balance sheet.

Other Pension-Related Assets

As of June 30, 2016, the Company had assets with an aggregate market value of $5,930, which it has set aside in connection with its German pension plans. These assets are invested in group insurance contracts through the insurance company administering these plans, in accordance with applicable pension laws. Because these assets were not separate legal assets of the pension plan, they were not included in the Company’s plan assets shown above. However, the Company has designated such assets to pay pension benefits and these assets are included in long-term investments in the accompanying condensed consolidated balance sheet.

14)	Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2016 was 25.5% and 26.0%, respectively. The effective tax rate for the three and six months ended June 30, 2016 was lower than the U.S. statutory tax rate primarily due to the geographic mix of income and profits earned by the Company’s international subsidiaries being taxed at rates lower than the U.S. statutory tax rate, the federal research credit and the deduction for domestic production activities, offset by non-deductible acquisition-related costs and state income taxes. The Company’s effective tax rate for the three and six months ended June 30, 2015 was 29.1% and 29.0%, respectively. The effective tax rate for the three and six months ended June 30, 2015 was lower than the U.S. statutory tax rate primarily due to the geographic mix of income and profits earned by the Company’s international subsidiaries being taxed at rates lower than the U.S. statutory tax rate and the deduction for domestic production activities.

As of June 30, 2016, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $23,740. At December 31, 2015, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $4,332. The net increase from December 31, 2015 was primarily attributable to the addition of historical Newport gross unrecognized tax benefits included as a result of the Newport Merger. As of June 30, 2016, if these gross unrecognized tax benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of $20,000, excluding interest and penalties, would impact the Company’s effective tax rate. The Company accrues interest expense, and if applicable, penalties, for any uncertain tax positions.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

Interest and penalties are classified as a component of income tax expense. As of June 30, 2016 and December 31, 2015, the Company had accrued interest on unrecognized tax benefits of approximately $746 and $157, respectively.

Over the next 12 months it is reasonably possible that the Company may recognize approximately $3,015 of previously net unrecognized tax benefits, excluding interest and penalties, related to various U.S. federal, state and foreign tax positions primarily as a result of the expiration of certain statutes of limitations.

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

The U.S. statute of limitations remains open for tax years 2011 through present. The statute of limitations for the Company’s tax filings in other jurisdictions varies between fiscal years 2007 through present. The Company also has certain federal credit carry-forwards and state tax loss and credit carry-forwards that are open for examination for tax years 2000 through present.

15)	Interest and Other (Expense) Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest and other income	$569	$828	$1,493	$1,369
Interest (expense)	(8,474)	(38)	(8,519)	(75)
Impact of foreign exchange income	1,087	—	1,454	—

Interest and other (expense) income, net	$(6,818)	$790	$(5,572)	$1,294

In 2016, the Company reclassified the impact of foreign exchange income (expense) from selling, general and administrative expenses to interest and other (expense) income, net. The amount included in selling, general and administrative expenses for the three and six months ended June 30, 2015 was $(337) of expense and $548 of income, respectively.

16)	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income	$9,210	$33,220	$26,773	$67,006

Denominator:
Shares used in net income per common share – basic	53,461,000	53,384,000	53,348,000	53,299,000
Effect of dilutive securities:
Stock options, restricted stock, stock appreciation rights and employee stock purchase plan	345,000	205,000	337,000	260,000

Shares used in net income per common share – diluted	53,806,000	53,589,000	53,685,000	53,559,000

Net income per common share:
Basic	$0.17	$0.62	$0.50	$1.26
Diluted	$0.17	$0.62	$0.50	$1.25

Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding (using the treasury stock method) if securities containing potentially dilutive common shares (stock options, restricted stock units and stock appreciation rights) had been converted to such common shares, and if such assumed conversion is dilutive.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

17)	Stockholder’s Equity

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

During the six months ended June 30, 2016, the Company repurchased approximately 45,000 shares of its common stock for $1,545, or an average price of $34.50 per share. During the six months ended June 30, 2015, the Company repurchased approximately 116,000 shares of its common stock for $4,341, or an average price of $37.55 per share.

Cash Dividends

Holders of the Company’s common stock are entitled to receive dividends when they are declared by the Company’s Board of Directors. During the six months ended June 30, 2016, the Company’s Board of Directors declared a cash dividend of $0.17 per share in the first and second quarters of 2016, which totaled $18,141. During the six months ended June 30, 2015, the Company’s Board of Directors declared a cash dividend of $0.165 per share in the first quarter of 2015 and a cash dividend of $0.17 per share in the second quarter of 2015, which totaled $17,868.

On July 25, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.17 per share to be paid on September 9, 2016 to shareholders of record as of August 29, 2016. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of the Company’s Board of Directors.

18)	Stock-Based Compensation

In connection with the completion of the Newport Merger, the Company assumed:

•	all restricted stock units (“RSUs”) granted under any Newport equity plan that were outstanding immediately prior to the effective time of the Newport Merger, and as to which shares of Newport common stock were not fully distributed in connection with the closing of the Newport Merger, and

•	all stock appreciation rights granted under any Newport equity plan, whether vested or unvested, that were outstanding immediately prior to the effective time of the Newport Merger.

As of the effective time of the Newport Merger, based on a formula provided in the Merger Agreement, (a) such RSUs were converted automatically into RSUs with respect to 360,674 shares of the Company’s common stock (the “Assumed RSUs”), and (b) such stock appreciation rights were converted automatically into stock appreciation rights with respect to 899,851 shares of the Company’s common stock (the “Assumed SARs”).

Included in the total number of Assumed RSUs were 36,599 shares for outside directors that were part of the Newport Deferred Compensation plan (the “DC Plan”), of which 19,137 shares were released from the DC Plan in May 2016. The remaining 17,462 shares will not become issued shares until their respective release dates.

The shares of the Company’s common stock that are subject to the Assumed SARs and the Assumed RSUs are issuable pursuant to the Company’s 2014 Stock Incentive Plan (the “Plan”).

The 1,260,525 shares of the Company’s common stock that are issuable pursuant to the Assumed RSUs and the Assumed SARs under the Plan were registered under the Securities Act of 1933 on the Registration Statement on Form S-8. These shares are in addition to the 18,000,000 shares of the Company’s common stock reserved for issuance under the Plan and previously registered under the Securities Act of 1933 on the Registration Statement on Form S-8.

During the six months ended June 30, 2016, the Company granted 695,284 RSUs with a weighted average grant date fair value of $35.17 and the Company did not grant any stock appreciation rights during the six months ended June 30, 2016.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

The total stock-based compensation expense included in the Company’s consolidated statements of income and comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenues	$890	$578	$1,330	$1,057
Research and development expense	689	428	1,063	850
Selling, general and administrative expense	8,937	2,560	12,275	4,871

Total pre-tax stock-based compensation expense	$10,516	$3,566	$14,668	$6,778

At June 30, 2016, the total compensation expense related to unvested stock-based awards granted to employees, officers and directors under the Company’s stock–based compensation plan that had not been recognized was $33,207, net of estimated forfeitures. The future compensation expense is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures except for retirement eligible employees in which the Company expenses the fair value of the grant in the period the grant is issued. The Company considers many factors when estimating expected forfeitures, including types of awards and historical experience. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

The following table presents the activity for RSUs under the Plan:

	Six Months Ended June 30, 2016
	Non-vested RSUs	Weighted Average Grant Date Fair value
Non-vested RSUs – beginning of period	733,162	$30.94
Assumed shares from Newport Merger	324,075	35.01
Granted	695,284	35.17
Vested	(429,484)	31.17
Forfeited or expired	(37,585)	32.56

Non-vested RSUs – end of period	1,285,452	$34.19

For the three and six months ended June 30, 2016, there were approximately 1,000 weighted-average restricted stock units that would have an anti-dilutive effect on EPS, and would thus need to be excluded from the computation of diluted weighted-average shares.

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

At June 30, 2016, the Company’s outstanding and exercisable stock appreciation rights, the weighted-average base value, the weighted average remaining contractual life and the aggregate intrinsic value thereof, were as follows:

	Number of shares	Weighted Average Base Value	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Stock appreciation rights outstanding	746,184	$27.87	4.3	$11,334
Stock appreciation rights exercisable	506,436	$26.57	3.7	$8,349

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

19)	Business Segment, Geographic Area, Product and Significant Customer Information

The Company is a global provider of instruments, subsystems and process control solutions that measure, control, power, monitor and analyze critical parameters of advanced manufacturing processes to improve process performance and productivity. The Company also provides services relating to the maintenance and repair of products it sells, software maintenance, installation services and training.

The Company’s Chief Operating Decision Maker (“CODM”) utilizes financial information to make decisions about allocating resources and assessing performance for the entire Company, which is used in the decision making process to assess performance. Based upon the information provided to the CODM, the Company has determined it has two reportable segments.

Effective April 29, 2016, in conjunction with the Newport Merger, the Company changed its reportable segments based upon the organizational structure of the Company and how the CODM utilizes information provided to allocate resources and make decisions. The Company’s two reportable segments are the Vacuum & Analysis Division and the Light & Motion Division.

The Vacuum & Analysis Division provides a broad range of instruments, components, subsystems and software which are derived from the Company’s core competencies in pressure measurement and control, flow measurement and control, gas and vapor delivery, gas composition analysis, residual gas analysis, leak detection, control and information technology, ozone generation and delivery, RF & DC power, reactive gas generation and vacuum technology.

The Light & Motion Division provides a broad range of instruments, components and subsystems which are derived from the Company’s core competencies in lasers, photonics, sub-micron positioning, vibration isolation and optics.

The Company derives its segment results directly from the manner in which results are reported in its management reporting system. The accounting policies that the Company uses to derive reportable segment results are substantially the same as those used for external reporting purposes. The Company does not disclose external or intersegment revenues separately by reportable segment as this information is not presented to the CODM for decision making purposes.

The following is net revenues by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Vacuum & Analysis Division	$207,359	$217,966	$391,040	$431,805
Light & Motion Division	118,502	—	118,502	—

	$325,861	$217,966	$509,542	$431,805

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

The following is a reconciliation of segment gross profit to consolidated net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gross profit by reportable segment:
Vacuum & Analysis Division	$90,859	$98,798	$168,772	$195,844
Light & Motion Division	45,054	—	45,054	—

Total gross profit by reportable segment	135,913	98,798	213,826	195,844
Operating expenses:
Research and development	28,214	17,567	45,441	34,247
Selling, general and administrative	71,429	33,269	105,379	64,136
Acquisition costs	8,205	—	10,699	30
Restructuring	24	219	24	1,007
Amortization of intangible assets	8,855	1,709	10,538	3,380

Income from operations	19,186	46,034	41,745	93,044
Interest and other (expense) income, net	(6,818)	790	(5,572)	1,294

Income before income taxes	12,368	46,824	36,173	94,338
Provision for income taxes	3,158	13,604	9,400	27,332

Net income	$9,210	$33,220	$26,773	$67,006

The following is capital expenditures by reportable segment for the three and six months ended June 30, 2016 and 2015:

	Vacuum & Analysis Division	Light & Motion Division	Total
Three Months Ended June 30, 2016:
Capital expenditures	$3,036	$2,072	$5,108

Six Months Ended June 30, 2016:
Capital expenditures	$5,192	$2,072	$7,264

	Vacuum & Analysis Division	Light & Motion Division	Total
Three Months Ended June 30, 2015:
Capital expenditures	$2,830	$—	$2,830

Six Months Ended June 30, 2015:
Capital expenditures	$5,334	$—	$5,334

The following is depreciation and amortization by reportable segment for the three and six months ended June 30, 2016 and 2015:

	Vacuum & Analysis Division	Light & Motion Division	Total
Three Months June 30, 2016:
Depreciation and amortization	$5,209	$11,221	$16,430

Six Months Ended June 30, 2016:
Depreciation and amortization	$10,487	$11,221	$21,708

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

	Vacuum & Analysis Division	Light & Motion Division	Total
Three Months Ended June 30, 2015:
Depreciation and amortization	$5,550	$—	$5,550

Six Months Ended June 30, 2015:
Depreciation and amortization	$11,082	$—	$11,082

Total income tax expense is impracticable to present by reportable segment because the necessary information is not available or used by the CODM.

The following is segment assets by reportable segment:

June 30, 2016:	Vacuum & Analysis Division	Light & Motion Division	Total
Segment assets:
Accounts receivable	$124,629	$109,322	$233,951
Inventory	155,647	122,713	278,360

Total segment assets	$280,276	$232,035	$512,311

December 31, 2015:	Vacuum & Analysis Division	Light & Motion Division	Total
Segment assets:
Accounts receivable	$101,883	$—	$101,883
Inventory	152,631	—	152,631

Total segment assets	$254,514	$—	$254,514

A reconciliation of segment assets to consolidated total assets is as follows:

	June 30, 2016	December 31, 2015
Total segment assets	$512,311	$254,514
Cash and cash equivalents and investments	440,878	658,237
Other current assets, including restricted cash	63,554	26,760
Property, plant and equipment, net	184,221	68,856
Goodwill and intangible assets, net	1,019,588	243,730
Other assets	24,576	21,250

Consolidated total assets	$2,245,128	$1,273,347

Goodwill associated with the Company’s reportable segments is as follows:

	June 30, 2016	December 31, 2015
Reportable segment:
Vacuum & Analysis Division	$199,903	$199,703
Light & Motion Division	392,702	—

Total goodwill	$592,605	$199,703

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

Worldwide Product Information

The Company groups its products into six groups of similar products based upon the similarity of product function. Worldwide net revenue for each group of products is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Instruments, Control & Vacuum Products	$108,172	$110,441	$202,650	$220,877
Power & Reactive Gas Products	83,854	92,977	160,970	181,476
Analytical Solutions Products	15,340	14,548	27,427	29,452
Photonics Products	45,864	—	45,864	—
Optics Products	35,263	—	35,263	—
Lasers Products	37,368	—	37,368	—

	$325,861	$217,966	$509,542	$431,805

Sales of Instruments, Control & Vacuum Products, Power & Reactive Gas Products and Analytical Solutions Products are included in the Company’s Vacuum & Analysis Division segment. Sales of Photonics Products, Optics Products and Lasers Products are included in the Light & Motion Division segment.

Geographic

Information about the Company’s operations in different geographic regions is presented in the tables below. Net revenues to unaffiliated customers are based on the location in which the sale originated. Transfers between geographic areas are at negotiated transfer prices and have been eliminated from consolidated net revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues:
North America	$168,471	$123,413	$262,689	$243,594
Korea	26,048	27,349	46,598	59,421
Japan	25,532	17,046	41,768	34,302
Asia (excluding Korea and Japan)	64,891	30,743	98,347	54,426
Europe	40,919	19,415	60,140	40,062

	$325,861	$217,966	$509,542	$431,805

	June 30, 2016	December 31, 2015
Long-lived assets:(1)
North America	$128,660	$56,594
Europe	31,287	5,783
Asia	49,310	8,952

	$209,257	$71,329

(1)	Long-lived assets include property, plant and equipment, net and certain other long-term assets, excluding long-term tax related accounts.

Major Customers

The Company had two customers with net revenues greater than 10% of total net revenues in the periods shown as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Applied Materials, Inc.	13.5%	18.1%	15.4%	17.8%
LAM Research Corporation	8.9%	13.2%	11.8%	12.7%

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

20)	Commitments and Contingencies

On March 9, 2016, a putative class action lawsuit captioned Dixon Chung v. Newport Corp., et al, Case No. A-16-733154-C, was filed in the District Court, Clark County, Nevada on behalf of a putative class of stockholders of Newport for claims related to the Merger Agreement. The complaint, filed on March 9, 2016, named as defendants the Company, Newport, Merger Sub, and certain members of Newport’s former board of directors. The complaint alleges that the named directors breached their fiduciary duties to Newport’s stockholders by agreeing to sell Newport through an inadequate and unfair process, which led to inadequate and unfair consideration, and by agreeing to unfair deal protection devices. The complaint also alleges that the Company, Newport, and Merger Sub aided and abetted the named directors’ alleged breaches of their fiduciary duties. The complaint seeks injunctive relief, including to enjoin or rescind the Merger Agreement, monetary damages, and an award of attorneys’ and other fees and costs, among other relief. On March 25, 2016, the plaintiff in the Chung action filed an amended complaint, which adds certain allegations, including that the preliminary proxy statement filed by Newport on March 15, 2016 (the “Proxy”) omitted material information. The amended complaint also names as defendants the Company, Newport, Merger Sub, and then-current members of Newport’s board of directors.

Also on March 25, 2016, a second putative class action complaint captioned Hubert C. Pincon v. Newport Corp., et al., Case No. A-16-734039-B, was filed in the District Court, Clark County, Nevada, on behalf of a putative class of the Newport’s stockholders for claims related to the Merger Agreement. The complaint names as defendants the Company, Newport, and Merger Sub and the then-current members of Newport’s former board of directors. It alleges that the named directors breached their fiduciary duties to Newport’s stockholders by agreeing to sell Newport through an inadequate and unfair process, which led to inadequate and unfair consideration, by agreeing to unfair deal protection devices, and by omitting material information from the Proxy. The complaint also alleges that the Company, Newport, and Merger Sub aided and abetted the named directors’ alleged breaches of their fiduciary duties. The complaint seeks injunctive relief, including to enjoin or rescind the Merger Agreement, and an award of attorneys’ and other fees and costs, among other relief.

On April 14, 2016, the Court granted plaintiffs’ motion to consolidate the Pincon and Chung actions and appointed counsel in the Pincon action as lead counsel. Also on April 14, 2016, the Court granted plaintiffs’ motion for expedited discovery and scheduled a hearing on plaintiffs’ anticipated motion for a preliminary injunction for April 25, 2016. On April 20, 2016, plaintiffs filed a motion to vacate the hearing on their anticipated motion for a preliminary injunction and notified the Court that they did not presently intend to file a motion for a preliminary injunction regarding the Merger Agreement. On April 22, 2016, the Court vacated the hearing on plaintiffs’ anticipated motion for a preliminary injunction.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used herein, the words “believes,” “anticipates,” “plans,” “expects,” “estimates,” “would,” “will,” “intends” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect management’s current opinions and are subject to certain risks and uncertainties that could cause results to differ materially from those stated or implied. While we may elect to update forward looking statements in the future, we specifically disclaim any obligation to do so even if our estimates or expectations change. Risks and uncertainties include, but are not limited to those discussed in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

Overview

We are a global provider of instruments, subsystems and process control solutions that measure, control, power, monitor and analyze critical parameters of advanced manufacturing processes to improve process performance and productivity. We also provide services relating to the maintenance and repair of our products, software maintenance, installation services and training.

Our products are derived from our core competencies in pressure measurement and control, flow measurement and control, gas and vapor delivery, gas composition analysis, residual gas analysis, leak detection, control and information technology, ozone generation and delivery, RF & DC power, reactive gas generation, vacuum technology, lasers, photonics, sub-micron positioning, vibration isolation and optics. Our primary served markets include semiconductor capital equipment, general industrial, life sciences and research.

Acquisition of Newport Corporation

On April 29, 2016, we completed our acquisition of Newport Corporation (“Newport”) pursuant to an Agreement and Plan of Merger dated as of February 22, 2016 (the “Newport Merger”). At the effective time of the Newport Merger, each share of Newport’s common stock issued and outstanding as of immediately prior to the effective time of the Newport Merger was converted into the right to receive $23.00 in cash, without interest and subject to deduction for any required withholding tax. We paid to the former Newport stockholders aggregate consideration of approximately $905 million, excluding related transaction fees and expenses, and repaid approximately $93 million of Newport’s U.S. indebtedness outstanding as of immediately prior to the effective time of the Newport Merger. We funded the payment of the aggregate consideration with a combination of our available cash on hand of approximately $240 million and the proceeds from the senior secured term loan facility of $780 million described below.

Newport is a global supplier of advanced-technology products and systems to customers in the scientific research and defense/security, microelectronics, life and health sciences and industrial manufacturing markets.

Effective April 29, 2016, in conjunction with our acquisition of Newport, we changed the structure of our reportable segments based upon our organizational structure and how our Chief Operating Decision Maker utilizes information provided to allocate resources and make decisions. Our two reportable segments are the Vacuum & Analysis Division and the Light & Motion Division.

The Vacuum & Analysis Division provides a broad range of instruments, components, subsystems and software which are derived from our core competencies in pressure measurement and control, flow measurement and control, gas and vapor delivery, gas composition analysis, residual gas analysis, leak detection, control and information technology, ozone generation and delivery, RF & DC power, reactive gas generation and vacuum technology.

The Light & Motion Division provides a broad range of instruments, components and subsystems which are derived from our core competencies in lasers, photonics, sub-micron positioning, vibration isolation and optics.

For the six months ended June 30, 2016 and 2015, approximately 61% and 71% of our net revenues, respectively, were from sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers. As a result of our acquisition of Newport, we expect that sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers will account for approximately 50% of our total sales in future periods.

Net revenues from semiconductor capital equipment manufacture and semiconductor device manufacture customers increased by 13% and 1% for the three and six months ended June 30, 2016, compared to the same periods in the prior year. These increases are primarily attributed to net semiconductor revenues from the Newport Merger of $27.2 million for the three and six months ended June 30, 2016. These increases for the three and six months ended June 30, 2016 are offset by decreases in net revenues from our semiconductor capital equipment manufacture and semiconductor device manufacture customers, from the legacy MKS business of $7.1 million and $23.5 million for the three and six months ended June 30, 2016, respectively. The semiconductor capital equipment industry is subject to rapid demand shifts, which are difficult to predict, and we are uncertain as to the timing or extent of future demand or any future weakness in the semiconductor capital equipment industry.

Our net revenues from customers in other advanced markets, which exclude semiconductor capital equipment and semiconductor device manufacture customers, increased by 138% and 59% for the three and six months ended June 30, 2016, compared to the same periods in the prior year. These increases are primarily attributed to net revenues from customers in other advanced markets resulting from the Newport Merger of $91.3 million for the three and six months ended June 30, 2016. These increases are offset by decreases in net revenues from customers in other advanced markets from the legacy MKS business of $3.5 million and $17.2 million for the three and six months ended June 30, 2016, respectively. Revenues from customers in other advanced markets are made up of many different markets, including semiconductor capital equipment, general industrial, life sciences and research. Some of these markets are project-based and our revenues can fluctuate quarter to quarter.

A significant portion of our net revenues is from sales to customers in international markets. For the six months ended June 30, 2016 and 2015, international net revenues accounted for approximately 48% and 44% of our total net revenues, respectively. A significant portion of our international net revenues were in Korea, Japan and Israel. As a result of our Newport Merger, we expect that international net revenues will continue to represent a significant percentage of our total net revenues.

Recent Events

In connection with the completion of the Newport Merger, we entered into a term loan credit agreement (the “Credit Agreement”) with Barclays Bank PLC as administrative agent and collateral agent, that provided senior secured financing of $780 million, subject to increase in accordance with the terms of the Credit Agreement.

In June 2016, we entered into an amendment to the Credit Agreement (the “Repricing Amendment”) where we decreased the applicable margin for borrowings by 0.50%. In connection with the Repricing Amendment we paid a prepayment premium of 1.0% or $7.3 million, as well as certain fees and expenses. Immediately prior to the effectiveness of the Repricing Amendment, we prepaid $50 million of principal under the Credit Agreement, reducing the outstanding principal balance from $780 million to $730 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues:
Product	87.6%	86.4%	86.2%	86.7%
Services	12.4	13.6	13.8	13.3

Total net revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product revenues	50.3	45.8	48.9	46.0
Cost of service revenues	8.0	8.9	9.1	8.7

Total cost of revenues (exclusive of amortization shown separately below)	58.3	54.7	58.0	54.7

Gross profit	41.7	45.3	42.0	45.3
Research and development	8.7	8.0	8.9	7.9
Selling, general and administrative	21.9	15.3	20.7	14.9
Acquisition costs	2.5	—	2.1	—
Restructuring	—	0.1	—	0.2
Amortization of intangible assets	2.7	0.8	2.1	0.8

Income from operations	5.9	21.1	8.2	21.5
Interest (expense) income, net	(2.1)	0.3	(1.1)	0.3

Income from operations before income taxes	3.8	21.4	7.1	21.8
Provision for income taxes	1.0	6.2	1.8	6.3

Net income	2.8%	15.2%	5.3%	15.5%

Net Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2016	2015	% Change	2016	2015	% Change
Product	$285.5	$188.3	51.6%	$439.1	$374.4	17.3%
Service	40.4	29.7	36.1	70.4	57.4	22.7

Total net revenues	$325.9	$218.0	49.5%	$509.5	$431.8	18.0%

Product revenues increased $97.2 million and $64.7 million during the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year. These increases were primarily attributed to the Newport Merger, which had product revenues of $109.6 million for the three and six months ended June 30, 2016. This was partially offset by decreases of $12.4 million and $44.9 million for the three and six months ended June 30, 2016, respectively, in our legacy MKS business, mainly as a result of a decrease in net revenues from our semiconductor capital equipment manufacture and semiconductor device manufacture customers, which decreased $7.1 million and $23.5 million for the three and six months ended June 30, 2016, respectively, primarily due to volume.

Service revenues consisted mainly of fees for services related to the maintenance and repair of our products and software services, installation and training. Service revenues increased $10.7 million and $13.0 million during the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year. These increases for the three and six months ended June 30, 2016, compared to the same periods in the prior year, were primarily attributable to the Newport Merger which had service revenues of $8.9 million for the three and six months ended June 30, 2016.

Total international net revenues, including product and service, were $157.4 million and $246.9 million for the three and six months ended June 30, 2016, respectively, compared to $94.6 million and $188.2 million for the three and six months ended June 30, 2015, respectively. These increases of $62.8 million and $58.7 million for the three and six months ended June 30, 2016, compared to the same periods in the prior year, was primarily attributable to the Newport Merger, which had total international net revenues, of $50.4 million for the three and six months ended June 30, 2016.

The following is our net revenues by reportable segment:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2016	2015	% Change	2016	2015	% Change
Net revenues:
Vacuum & Analysis Division	$207.4	$218.0	(4.9)%	$391.0	$431.8	(9.4)%
Light & Motion Division	118.5	—	100.0	118.5	—	100.0

Total net revenues	$325.9	$218.0	49.5%	$509.5	$431.8	18.0%

Net revenues for our Vacuum & Analysis Division segment decreased $10.6 million and $40.8 million for the three and six months ended June 30, 2016, respectively. This segment represents the legacy MKS business. These decreases are primarily attributed to a decrease of $7.1 million and $23.5 million in net revenues from our semiconductor capital equipment manufacture and semiconductor device manufacture customers for the three and six months ended June 30, 2016, respectively. The remainder of the decreases for the three and six months ended June 30, 2016 are attributable to decreases in revenues from our other advanced markets, including general industrial, medical and solar markets.

Net revenues for our Light & Motion Division segment increased $118.5 million for the three and six months ended June 30, 2016. This segment represents the legacy Newport business.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Points Change	2016	2015	% Points Change
Gross profit as a percentage of net revenues:
Product	42.6%	47.0%	(4.4)%	43.2%	47.0%	(3.8)%
Service	35.7	34.9	0.8	34.2	34.8	(0.6)

Total gross profit	41.7%	45.3%	(3.6)%	42.0%	45.3%	(3.3)%

Gross profit as a percentage of net product revenues decreased by 4.4 percentage points for the three months ended June 30, 2016, compared to the same period in the prior year. The decrease was primarily attributed to a decrease of 7.5 percentage points due to higher material costs, mainly from the $10.1 million of inventory step-up amortization from the Newport Merger, partially offset by an increase of 4.0 percentage points from higher revenue volumes.

Gross profit as a percentage of net product revenues decreased by 3.8 percentage points for the six months ended June 30, 2016, compared to the same period in the prior year. The decrease was primarily attributed to a decrease of 4.3 percentage points due to higher material costs, mainly from the $10.1 million of inventory step-up amortization from the Newport Merger.

Gross profit as a percentage of net service revenues increased by 0.8 percentage points for the three months ended June 30, 2016, compared to the same period in the prior year. The increase was primarily attributed to an increase of 1.9 percentage points due to lower direct labor costs, partially offset by a decrease of 1.2 percentage points due to unfavorable product mix. Cost of service revenues, including salaries and related expenses and other fixed costs, consists primarily of providing services for repair, software services and training.

Gross profit as a percentage of net service revenues decreased by 0.6 percentage points for the six months ended June 30, 2016, compared to the same period in the prior year. The decrease was primarily attributed to a decrease of 3.1 percentage points due to unfavorable product mix, partially offset by an increase of 2.3 percentage points due to lower overhead costs.

The following is gross profit as a percentage of net revenues by reportable segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Points Change	2016	2015	% Points Change
Gross profit:
Vacuum & Analysis Division	43.8%	45.3	(1.5)%	43.2%	45.3%	(2.1)%
Light & Motion Division	38.0	—	100.0	38.0	—	100.0

Total gross profit	41.7%	45.3%	(3.6)%	42.0%	45.3%	(3.3)%

Gross profit for our Vacuum & Analysis Division segment decreased by 1.5 percentage points and 2.1 percentage points for the three and six months ended June 30, 2016, respectively, compared to the same periods in the prior year. These decreases were caused mainly by negative product mix, lower revenue volumes and higher excess and obsolete inventory charges. The higher excess and obsolete inventory charges related to a large sell through credit of $2.1 million that occurred in the second quarter of 2015.

Gross profit for our Light & Motion Division segment was 38% of net revenues for the three and six months ended June 30, 2016. This included a charge of $10.1 million of inventory step-up amortization related to the acquisition. The Light & Motion Division segment was established in the second quarter of 2016 as a result of the Newport Merger.

Research and Development

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2016	2015	2016	2015
Research and development expenses	$28.2	$17.6	$45.4	$34.2

Research and development expenses increased $10.6 million for the three months ended June 30, 2016, compared to the same period in the prior year. The increase was primarily attributed to an increase of $10.0 million from our Newport Merger in the second quarter of 2016, and consisted mainly of $7.5 million of compensation and related benefits, $0.9 million of project materials and $0.8 million of occupancy costs.

Research and development expenses increased $11.2 million for the six months ended June 30, 2016, compared to the same period in the prior year. The increase was primarily attributed to an increase of $10.0 million from our Newport Merger in the second quarter of 2016, and consisted mainly of $7.5 million of compensation costs and related benefits, $0.9 million of project materials and $0.8 million of occupancy costs.

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

Selling, General and Administrative

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2016	2015	2016	2015
Selling, general and administrative expenses	$71.4	$33.3	$105.4	$64.1

Selling, general and administrative expenses increased by $38.1 million for the three months ended June 30, 2016, compared to the same period in the prior year. The increase was primarily attributable to an increase of $33.9 million from our Newport Merger, and consisted primarily of $14.8 million of compensation costs and related benefits, $10.3 million of integration costs related to the acquisition, $2.3 million of consulting and professional fees, $1.5 million of commissions and $1.5 million of depreciation. The remaining increase of $4.2 million relates primarily to the legacy MKS business and consists of $2.7 million of compensation-related expenses, including the timing of stock compensation expense as well as the annual increase in certain compensation costs, and $1.6 million of integration costs.

Selling, general and administrative expenses increased by $41.3 million for the six months ended June 30, 2016, compared to the same period in the prior year. The increase was primarily attributed to an increase of $33.9 million from our Newport Merger, and consisted primarily of $14.8 million of compensation costs and related benefits, $10.3 million of integration costs related to the acquisition, $2.3 million of consulting and professional fees, $1.5 million of commissions and $1.5 million of depreciation. The remaining increase of $7.4 million relates primarily to the legacy MKS business and consists of $4.9 million of compensation-related expenses, including the timing of stock compensation expense as well as the annual increase in certain compensation costs, and $1.6 million of integration costs.

Acquisition Costs

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2016	2015	2016	2015
Acquisition costs	$8.2	$—	$10.7	$—

We incurred $8.2 million and $10.7 million of acquisition costs in the three and six months ended June 30, 2016, respectively, related to our Newport Merger and was comprised mainly of bank fees and consulting and professional fees. We incurred $30 thousand of acquisition costs in the six months ended June 30, 2015, which was comprised primarily of legal fees related to our acquisition of Precisive, LLC (“Precisive”), which closed during the first quarter of 2016.

Restructuring

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2016	2015	2016	2015
Restructuring	$—	$0.2	$—	$1.0

Restructuring expense for the three and six months ended June 30, 2015 included restructuring charges primarily related to severance costs associated with a reduction in workforce of approximately 120 people, primarily at one of our foreign manufacturing sites, as we outsourced a non-core manufacturing process.

Amortization of Intangible Assets

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2016	2015	2016	2015
Amortization of intangible assets	$8.9	$1.7	$10.5	$3.4

Amortization expense increased by $7.2 million and $7.1 million for the three and six months ended June 30, 2016. These increases were primarily attributable to $7.2 million of amortization expense of intangible assets acquired through the Newport Merger. The remainder of the change is attributable to amortization of intangible assets from the Precisive acquisition and changes in foreign exchange rates.

Interest and Other (Expense) Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2016	2015	2016	2015
Interest and other (expense) income, net	$(6.8)	$0.8	$(5.6)	$1.3

Interest and other (expense) income of $(6.8) million and $(5.6) million for the three and six months ended June 30, 2016, respectively, includes $8.5 million of interest expense recognized for the three and six months ended June 30, 2016, related to our senior secured Term Loan Facility.

Provision for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2016	2015	2016	2015
Provision for income taxes	$3.2	$13.6	$9.4	$27.3

Our effective tax rate for the three and six months ended June 30, 2016 was 25.5% and 26.0%, respectively. The effective tax rate for the three and six months ended June 30, 2016 was lower than the U.S. statutory tax rate primarily due to the geographic mix of income and profits earned by the Company’s international subsidiaries being taxed at rates lower than the U.S. statutory tax rate, the federal research credit and the deduction for domestic production activities offset by non-deductible acquisition related costs and state income taxes. During the three and six months ended June 30, 2016, the geographic mix of our pre-tax income was impacted by additional acquisition related costs associated with the Newport Merger, amortization of intangibles, reversal of other purchase accounting related charges and interest expense primarily located in the U.S. tax jurisdiction. The acquisition-related costs are treated as expenses in the financial reports but are largely capitalized for tax purposes. This reduction in overall taxable income as a result of the Newport Merger causing the reduction in US pre-tax income relative to the pre-tax income earned by our international subsidiaries served to reduce the overall effective tax rate. These effects of the acquisition on the tax rate are expected to diminish in future periods. Our effective tax rate for the three and six months ended June 30, 2015 was 29.1% and 29.0%, respectively. The effective tax rate for the three and six months ended June 30, 2015 was lower than the U.S. statutory tax rate primarily due to the geographic mix of income and profits earned by the Company’s international subsidiaries being taxed at rates lower than the U.S. statutory tax rate and the impact of the deduction for domestic production activities.

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

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments totaled $425.6 million at June 30, 2016, compared to $658.2 million at December 31, 2015.

Net cash provided by operating activities was $49.4 million for the six months ended June 30, 2016 and resulted from net income of $26.8 million, which included non-cash charges of $54.3 million, offset by a net increase in working capital of $31.7 million. The net increase in working capital was primarily due to an increase in trade accounts receivable of $35.9 million, related to an increase in business activities, and an increase in other current assets and non-current assets of $13.0 million. These increases in working capital were offset by an increase in accounts payable of $7.4 million, an increase in income taxes of $6.4 million and a decrease in inventories of $3.9 million.

Net cash provided by operating activities was $58.2 million for the six months ended June 30, 2015 and resulted mainly from net income of $67.0 million, which included non-cash charges of $23.8 million, partially offset by a net increase in working capital of $32.6 million. The net increase in working capital was primarily due to an increase in trade accounts receivable of $18.8 million and an increase in inventories of $18.5 million, both related to an increase in business activities, an increase in other current assets of $6.0 million and a decrease in accrued compensation of $2.4 million. These increases in working capital were offset by an increase in other current and non-current liabilities of $6.9 million and an increase in income taxes of $6.4 million.

Net cash used in investing activities was $595.6 million for the six months ended June 30, 2016 and resulted primarily from the Newport Merger for $937.0 million and the purchase of production-related equipment of $7.3 million, partially offset by the net sale and maturities of investments of $351.3 million, which was used to partially finance the Newport Merger. Net cash used in investing activities of $162.7 million for the six months ended June 30, 2015 resulted primarily from the net purchase of investments of $147.5 million, cash primarily used for the acquisition of Precisive of $9.9 million and the purchase of production-related equipment of $5.3 million.

Net cash provided by financing activities was $677.0 million for the six months ended June 30, 2016 and resulted primarily from net proceeds of $703.6 million related to the Credit Agreement used to finance the Newport Merger, partially offset by dividend payments made to common stockholders of $18.1 million, restricted cash of $5.6 million for collateral cash deposits relating to letters of credit and net payments related to tax payments made for employee stock awards of $2.9 million.

Net cash used in financing activities was $22.5 million for the six months ended June 30, 2015 and consisted primarily of dividend payments made to common stockholders of $17.9 million, the repurchase of common stock for $4.3 million and net payments related to tax payments made for employee stock awards of $1.1 million.

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

During the six months ended June 30, 2016, we repurchased approximately 45,000 shares of our common stock for $1.5 million, or an average price of $34.50 per share. During the six months ended June 30, 2015, we repurchased approximately 116,000 shares of our common stock for $4.3 million, or an average price of $37.55 per share.

During the six months ended June 30, 2016, our Board of Directors declared a cash dividend of $0.17 per share during the first and second quarters of 2016 that totaled $18.1 million. During the six months ended June 30, 2015, our Board of Directors declared a cash dividend of $0.165 per share during the first quarter of 2015 and a cash dividend of $0.17 per share during the second quarter of 2015, which totaled $17.9 million.

On July 25, 2016, our Board of Directors declared a quarterly cash dividend of $0.17 per share to be paid on September 9, 2016 to shareholders of record as of August 29, 2016. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of our Board of Directors. In addition, under the terms of our senior secured term loan facility and our senior secured asset-based revolving credit facility, we may be restricted from paying dividends under certain circumstances.

On April 27, 2016, we invested $9.3 million for a minority interest in Reno Sub-Systems, Inc., a Delaware corporation, which operates in the field of semiconductor process equipment instrumentation. We accounted for this investment using the cost method of accounting.

Acquisition of Newport Corporation

On April 29, 2016, we completed the Newport Merger. At the effective time of the Newport Merger and pursuant to the terms and conditions of the Newport Merger Agreement, each share of Newport’s common stock issued and outstanding as of immediately prior to the effective time of the Newport Merger was converted into the right to receive $23.00 in cash, without interest and subject to deduction for any required withholding tax. We paid to the former Newport stockholders aggregate consideration of approximately $905 million, excluding related transaction fees and expenses and repaid approximately $93 million of Newport’s U.S. indebtedness outstanding as of immediately prior to the effective time of the Newport Merger. We funded the payment of the aggregate consideration with a combination of our available cash on hand of approximately $240 million and the proceeds from the senior secured term loan facility of $780 million described below.

Term Loan Credit Agreement

In connection with the completion of the Newport Merger, we entered into the Credit Agreement with Barclays Bank PLC, as administrative agent and collateral agent, and the Lenders, that provided senior secured financing of $780 million, subject to increase in accordance with the Credit Agreement (the “Term Loan Facility”). Borrowings under the Term Loan Facility bear interest per annum at one of the following rates selected by us: (a) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the “prime rate” quoted in The Wall Street Journal, (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%, and (4) a floor of 1.75%, plus, in each case, an applicable margin of 3.00%; or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, subject to a LIBOR rate floor of 0.75%, plus an applicable margin of 4.00%. The Term Loan Facility was issued with original issue discount of 1.00% of the principal amount thereof.

On June 9, 2016, we entered into the Repricing Amendment to the Credit Agreement, dated as of April 29, 2016, by and among us, the Lenders, and Barclays Bank PLC, as administrative agent and collateral agent for the Lenders. The Repricing Amendment decreased the applicable margin for borrowings under our Term Loan Facility to 2.50% for base rate borrowings and 3.50% for LIBOR borrowings and extended the period during which a prepayment premium may be required for a “Repricing Transaction” (as defined in the Credit Agreement) until six months after the effective date of the Repricing Amendment. In connection with the execution of the Repricing Amendment, we paid a prepayment premium of 1.00%, or $7.3 million, as well as certain fees and expenses of the administrative agent and the Lenders, in accordance with the terms of the Credit Agreement. Immediately prior to the effectiveness of the Repricing Amendment, we prepaid $50 million of principal under the Credit Agreement, reducing the outstanding principal under the Credit Agreement from $780 million to $730 million.

Under the Credit Agreement, we are required to prepay outstanding term loans, subject to certain exceptions, with portions of its annual excess cash flow as well as with the net cash proceeds of certain asset sales, certain casualty and condemnation events and the incurrence or issuance of certain debt. We are also required to make scheduled quarterly payments each equal to 0.25% of the original principal amount of the term loans made on the closing date with such original principal amount reduced by any prepayments (such as the $50 million prepaid to date), with the balance due on the seventh anniversary of the closing date.

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

Senior Secured Asset-Based Revolving Credit Facility

In connection with our completion of the Newport Merger, we also entered into an asset-based credit agreement with Deutsche Bank AG New York Branch, as administrative agent and collateral agent, the other borrowers from time to time party thereto, and the lenders and letters of credit issuers from time to time party thereto (the “ABL Facility”), that provides senior secured financing of up to $50 million, subject to a borrowing base limitation. The borrowing base for the ABL Facility at any time equals the sum of: (a) 85% of certain eligible accounts; plus (b) subject to certain notice and field examination and appraisal requirements, the lesser of (i) the lesser of (A) 65% of the lower of cost or market value of certain eligible inventory and (B) 85% of the net orderly liquidation value of certain eligible inventory and (ii) 30% of the borrowing base; minus (c) reserves established by the administrative agent; provided that until the administrative agent’s receipt of a field examination of accounts receivable the borrowing base shall be equal to 70% of the book value of certain eligible accounts. The ABL Facility includes borrowing capacity in the form of letters of credit up to $15 million. We have not drawn against the ABL Facility.

Borrowings under the ABL Facility bear interest per annum at one of the following rates selected by us: (a) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the “prime rate” quoted in The Wall Street Journal, and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%, plus, in each case, an initial applicable margin of 0.75%; and (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, plus an initial applicable margin of 1.75%. Commencing with the completion of the first fiscal quarter ending after the closing of the ABL Facility, the applicable margin for borrowings thereunder is subject to upward or downward adjustment each fiscal quarter, based on the average historical excess availability during the preceding quarter.

In addition to paying interest on outstanding principal under the ABL Facility, we are required to pay a commitment fee in respect of the unutilized commitments thereunder. The initial commitment fee is 0.375% per annum. Commencing with the completion of the first fiscal quarter ending after the closing of the ABL Facility, the commitment fee is subject to downward adjustment based on the amount of average unutilized commitments for the three-month period immediately preceding such adjustment date. We must also pay customary letter of credit fees and agency fees.

Lines of Credit and Short-Term Borrowing Arrangements

One of our Japanese subsidiaries has lines of credit and short-term borrowing arrangements with two financial institutions which arrangements generally expire and are renewed at three-month intervals. The lines of credit provided for aggregate borrowings as of June 30, 2016 of up to an equivalent of $22.4 million U.S. dollars. One of the borrowing arrangements has an interest rate based on the Tokyo Interbank Offer Rate at the time of borrowing and the other has an interest rate based on the Japanese Short-term Prime Lending Rate. There were no borrowings outstanding under these arrangements at June 30, 2016 and December 31, 2015.

We assumed various revolving lines of credit and a financing facility with the completion of the Newport Merger. These revolving lines of credit and financing facility have no expiration date and provided for aggregate borrowings as of June 30, 2016 of up to an equivalent of $9.7 million U.S. dollars. Both revolving lines of credit have a base interest rate of 1.25% plus a Japanese Yen overnight LIBOR rate.

One of our Austrian subsidiaries has four outstanding loans from the Austrian government to fund research and development. These loans are unsecured and do not require principal repayment as long as certain conditions are met. Interest on these loans is payable semi-annually. The interest rates associated with these loans range from 0.75%-2.00%.

Our total cash and cash equivalents and short-term marketable investments at June 30, 2016 consisted of $73.7 million held in the United States and $351.9 million held by our foreign subsidiaries, substantially all of which would be subject to tax in the United States if returned to the United States. We believe our existing United States cash and short-term investment balances and ability to borrow against our ABL Facility are adequate for us to meet domestic operating needs, including estimated working capital, planned capital expenditure requirements and any future cash dividends, if declared, during the next twelve months and the foreseeable future.

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

Contractual Obligations

In connection with the Newport Merger, in addition to debt obligations and pension obligations as described within this document, we have also assumed contractual capital and operating lease obligations and purchase obligations.

Recently Issued Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments— Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU provides guidance for the recognition, measurement, presentation, and disclosure of financial instruments. The new pronouncement revises accounting related to equity investments and the presentation of certain fair value changes for financial assets and liabilities measured at fair value. Among other things, it amends the presentation and disclosure requirements of equity securities that do not result in consolidation and are not accounted for under the equity method. Changes in the fair value of these equity securities will be recognized directly in net income. This pronouncement is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. We do not expect adoption of this ASU to have a material impact on our consolidated statements of financial position and results of operations.

In March 2016, the FASB issued ASU 2016-09 “Compensation - Stock Compensation (Topic 718)—Improvements to Employee Share-Based Payment Accounting.” This standard simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years and early adoption is permitted. We are currently evaluating the requirements of this ASU and have not yet determined its impact on our consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330)—Simplifying the Measurement of Inventory.” The amendments in this ASU apply to all inventory that is measured using first-in, first-out or average cost. This standard requires that an entity measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this ASU are effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. We do not expect adoption of this ASU to have a material impact on our consolidated statements of financial position and results of operations.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” Under this guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. We do not expect adoption of this ASU to have a material impact on our consolidated statements of financial position and results of operations.

In May 2014 the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes all existing revenue recognition requirements, including most industry-specific guidance. This standard requires a company to recognize revenue when it transfers goods and services to customers in an amount that reflects the consideration that the company expects to be entitled to in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and assets recognized from costs incurred to obtain or fulfill a contract. This pronouncement is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have not yet selected a transition method. We are currently evaluating the requirements of this ASU and have not yet determined its impact on our consolidated financial statements or disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk and Sensitivity Analysis

Our primary exposures to market risks include fluctuations in interest rates on our Term Loan Facility and investment portfolio, as well as fluctuations in foreign currency exchange rates.

Interest Rate Risk

We hold our cash, cash equivalents and short-term investments for working capital purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of such investments to fluctuate. To minimize this risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of securities, including money market funds and government debt securities. The risk associated with fluctuating interest rates is limited to our investment portfolio. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. The effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our operating results or the total fair value of the portfolio.

We are exposed to market risks related to fluctuations in interest rates related to our Term Loan Facility. As of June 30, 2016, we owed $723 million on this loan with an interest rate of 4.25%. We performed a sensitivity analysis on the outstanding portion of our debt obligation as of June 30, 2016. Should the current average interest rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $3.1 million as of June 30, 2016.

From time to time, we have outstanding lines of credit and short-term borrowings with variable interest rates, primarily denominated in Japanese Yen. As of June 30, 2016, the outstanding balance of these borrowings was $5.4 million with interest rates ranging from 0.75% to 2.0%. A 10% change in interest rates would not have had a material impact on our operating results.

Foreign Exchange Rate Risk

We mainly enter into forward exchange contracts to reduce currency exposure arising from intercompany sales of inventory. We also enter into forward exchange contracts to reduce foreign exchange risks arising from the change in fair value of certain foreign currency denominated assets and liabilities.

We had forward exchange contracts with notional amounts totaling approximately $66 million outstanding and a net fair value liability of $2.3 million at June 30, 2016. The potential fair value loss for a hypothetical 10% adverse change in the currency exchange rate on our forward exchange contracts at June 30, 2016 would be immaterial.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On March 9, 2016, a putative class action lawsuit captioned Dixon Chung v. Newport Corp., et al, Case No. A-16-733154-C, was filed in the District Court, Clark County, Nevada on behalf of a putative class of stockholders of Newport for claims related to the February 22, 2016 Agreement and Plan of Merger (the “Merger Agreement”) between the Company, Newport and PSI Equipment, Inc., a Nevada corporation and a wholly owned subsidiary of the Company, (“Merger Sub”). The complaint filed on March 9, 2016 named as defendants the Company, Newport, Merger Sub, and certain members of Newport’s former board of directors. The complaint alleges that the named directors breached their fiduciary duties to Newport’s stockholders by agreeing to sell Newport through an inadequate and unfair process, which led to inadequate and unfair consideration, and by agreeing to unfair deal protection devices. The complaint also alleges that the Company, Newport, and Merger Sub aided and abetted the named directors’ alleged breaches of their fiduciary duties. The complaint seeks injunctive relief, including to enjoin or rescind the Merger Agreement, monetary damages, and an award of attorneys’ and other fees and costs, among other relief. On March 25, 2016, the plaintiff in the Chung action filed an amended complaint, which adds certain allegations, including that the preliminary proxy statement filed by Newport on March 15, 2016 (the “Proxy”) omitted material information. The amended complaint also names as defendants the Company, Newport, Merger Sub, and then-current members of Newport’s board of directors.

Also on March 25, 2016, a second putative class action complaint captioned Hubert C. Pincon v. Newport Corp., et al., Case No. A-16-734039-B, was filed in the District Court, Clark County, Nevada, on behalf of a putative class of the Newport’s stockholders for claims related to the Merger Agreement. The complaint names as defendants the Company, Newport, and Merger Sub and the then-current members of Newport’s former board of directors. It alleges that the named directors breached their fiduciary duties to Newport’s stockholders by agreeing to sell Newport through an inadequate and unfair process, which led to inadequate and unfair consideration, by agreeing to unfair deal protection devices, and by omitting material information from the Proxy. The complaint also alleges that the Company, Newport, and Merger Sub aided and abetted the named directors’ alleged breaches of their fiduciary duties. The complaint seeks injunctive relief, including to enjoin or rescind the Merger Agreement, and an award of attorneys’ and other fees and costs, among other relief.

On April 14, 2016, the Court granted plaintiffs’ motion to consolidate the Pincon and Chung actions and appointed counsel in the Pincon action as lead counsel. Also on April 14, 2016, the Court granted plaintiffs’ motion for expedited discovery and scheduled a hearing on plaintiffs’ anticipated motion for a preliminary injunction for April 25, 2016. On April 20, 2016, plaintiffs filed a motion to vacate the hearing on their anticipated motion for a preliminary injunction and notified the Court that they did not presently intend to file a motion for a preliminary injunction regarding the Merger Agreement. On April 22, 2016, the Court vacated the hearing on plaintiffs’ anticipated motion for a preliminary injunction.

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

ITEM 1A. RISK FACTORS.

The following describes certain risks we face in our business. Additional risks that we do not yet know of or that we currently believe are immaterial may also impair our business. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this report and our other filings with the Securities and Exchange Commission.

Our business depends substantially on capital spending in the semiconductor industry, which is characterized by periodic fluctuations that may cause a reduction in demand for our products.

Approximately 69%, 70% and 68% of our net revenues for the years 2015, 2014 and 2013, respectively, were from sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers. On a pro forma basis, assuming the acquisition of Newport occurred at the beginning of 2016, approximately 51% of our combined net revenues for the first six months of 2016 were from such customers. While our acquisition of Newport has reduced our concentration of customers in these markets, we anticipate that sales to such customers will continue to account for a substantial portion of our sales. Our business depends upon the capital expenditures of semiconductor device manufacturers, which in turn depends upon the demand for semiconductors.

The semiconductor industry is characterized by rapid technological change, frequent product introductions, changing customer requirements and evolving industry standards. Because our customers face uncertainties with regard to the growth and requirements of these markets, their products and components may not achieve, or continue to achieve, anticipated levels of market acceptance. If our customers are unable to deliver products that gain market acceptance, it is likely that these customers will not purchase our products or will purchase smaller quantities of our products. We often invest substantial resources in developing our products and subsystems in advance of significant sales of these products and subsystems to such customers. A failure on the part of our customers’ products to gain market acceptance, or a failure of the semiconductor market to grow would have a significant negative effect on our business, financial condition and results of operations.

The semiconductor industry has historically been characterized by sudden and severe cyclical variations in product supply and demand. The timing, severity and duration of these market cycles are difficult to predict, and we may not be able to respond effectively to these cycles. The cyclicality of the semiconductor market is demonstrated by the changes in sales to semiconductor capital equipment and device manufacturers in past years. For example, our sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers increased compared to the prior year by 3%, 19% and 14% in 2015, 2014 and 2013, respectively.

During semiconductor market downturns, periods of overcapacity have resulted in rapid and significantly reduced demand for our products, which may result in lower gross margins due to reduced absorption of manufacturing overhead, as our ability to rapidly and effectively reduce our cost structure in response to such downturns is limited by the fixed nature of many of our expenses in the near term. Further, our ability to reduce our long-term expenses is constrained by our need to continue our investment in next-generation product technology and to support and service our products. In addition, due to the relatively long manufacturing lead times for some of the products and subsystems we sell to this market, we may incur expenditures or purchase raw materials or components for products we are unable to sell. Accordingly, downturns in the semiconductor capital equipment market may materially harm our business, financial condition and operating results. Conversely, when upturns in this market occur, we may have difficulty rapidly and effectively increasing our manufacturing capacity to meet sudden increases in customer demand. If we fail to do so we may lose business to our competitors and our relationships with our customers may be harmed. In addition, many semiconductor manufacturers have operations and customers in Asia, a region that in past years has experienced serious economic problems including currency devaluations, debt defaults, lack of liquidity and recessions.

The Newport Merger involves numerous risks, and we may not be able to effectively integrate Newport’s business and operations or realize the expected benefits from the acquisition, which could materially harm our operating results.

Our recent acquisition of Newport has significantly increased our size, including with respect to revenue, product offerings, number of employees and facilities. Newport’s products and technology, and certain of its markets and customer base, are significantly different from our historical experience. Combining our businesses could make it more difficult to maintain relationships with customers, employees or suppliers. Integrating Newport’s business and operations with ours will be complex, challenging and time-consuming and will require significant efforts and expenditures, and we may not be able to achieve the integration in an effective, complete, timely or cost-efficient manner.

Potential risks related to our acquisition of Newport include our ability to:

•	expand our financial and management controls and reporting systems and procedures to integrate and manage Newport;

•	integrate our information technology systems to enable the management and operation of the combined business;

•	realize expected synergies and cost savings resulting from the acquisition;

•	maintain and improve Newport’s operations while integrating our combined manufacturing organization;

•	avoid lost sales due to customer confusion and misinformation regarding the transaction, and retain and expand Newport’s customer base while aligning our sales efforts;

•	avoid lost revenue resulting from the distraction or confusion of our personnel as a consequence of the acquisition and ongoing integration efforts;

•	retain key Newport personnel;

•	recognize and capitalize on anticipated product sales and technology enhancement opportunities presented by our combined businesses;

•	adequately familiarize ourselves with Newport’s products and technology and certain of its markets and customer base such that we can manage Newport’s business effectively; and

•	successfully integrate our respective corporate cultures such that we achieve the benefits of acting as a unified company.

Other potential risks related to our acquisition of Newport include:

•	the assumption of unknown or contingent liabilities, or other unanticipated events or circumstances; and

•	the potential to incur or record significant cash or non-cash charges or write down the carrying value of intangible assets obtained in the Newport acquisition, which could adversely impact our cash flow or lower our earnings in the period or periods for which we incur such charges or write down such assets.

If we are unable to successfully or timely integrate the operations of Newport’s business into our business, we may be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the acquisition and our business could be adversely affected. Additionally, we have incurred and will continue to incur transaction-related costs, including legal, regulatory and other costs associated with closing the transaction and formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset transaction and integration-related costs over time, this net benefit may not be achieved in the near term, or at all. Further, we may not realize the expected benefits from the acquisition. Newport’s business and operations may not achieve the anticipated revenues and operating results. We may in the future choose to close or divest certain sectors or divisions of Newport, which could require us to record losses and/or spend cash relating to such closures or divestitures. Any of the foregoing risks could materially harm our business, financial conditions and results of operations.

The terms of our term loan credit facility and asset-based revolving credit facility impose significant financial obligations and risks upon us, limit our ability to take certain actions, and could discourage a change in control.

In April 2016, we obtained a term loan credit facility and a revolving credit facility in connection with financing our acquisition of Newport, and amended it in June 2016. The term loan credit facility as amended provides us with senior secured financing of $730 million, with a term of seven years. The revolving credit facility provides us with senior secured financing of up to $50 million, subject to a borrowing base limitation.

Our indebtedness under these credit facilities will increase our interest expense and could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions. Our indebtedness could also reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and may create competitive disadvantages relative to other companies with lower debt levels. If we do not achieve the expected benefits and cost savings from the acquisition, or if the financial performance of the combined company does not meet current expectations, then our ability to service our indebtedness may be adversely impacted.

Amounts outstanding under the credit facilities bear interest at variable interest rates. If interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flows. In addition, our credit ratings affect the cost and availability of future borrowings and, accordingly, our cost of capital. Our ratings of our indebtedness reflect each nationally recognized statistical rating organization’s opinion of our financial strength, operating performance and ability to meet our debt obligations. There can be no assurance that we will achieve a particular rating or maintain a particular rating in the future. Moreover, we may be required to raise substantial additional financing to fund working capital, capital expenditures, acquisitions or other general corporate requirements. Our ability to arrange additional financing or refinancing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. There can be no assurance that we will be able to obtain additional financing or refinancing on terms acceptable to us or at all.

The term loan credit facility and the asset-based revolving credit facility contain a number of negative covenants that, among other things and subject to certain exceptions, restrict our ability and/or our subsidiaries’ ability to:

•	incur additional indebtedness;

•	pay certain dividends on our capital stock or redeem, repurchase or retire certain capital stock or certain other indebtedness;

•	make certain investments, loans and acquisitions;

•	engage in certain transactions with our affiliates;

•	sell assets, including capital stock of our subsidiaries;

•	materially alter the business we conduct;

•	consolidate or merge;

•	incur liens; and

•	engage in sale-leaseback transactions

These covenants restrict our ability to engage in or benefit from these actions, thereby limiting our flexibility in planning for, or reacting to, changes and opportunities in the markets in which we compete, such as limiting our ability to engage in mergers and acquisitions. This could place us at a competitive disadvantage.

The term loan credit agreement and the asset-based credit agreement contain customary events of default, including:

•	failure to make required payments;

•	failure to comply with certain agreements or covenants;

•	materially breaching any representation or warranty made or deemed made in connection with the respective credit facility;

•	failure to pay, or cause acceleration of, certain other indebtedness;

•	certain events of bankruptcy and insolvency;

•	failure to pay certain judgments; and

•	a change in control of us.

Our ability to repay any amounts owed under these credit facilities will depend upon our future cash balances. The amount of cash available for repayment of these amounts will depend on our usage of our existing cash balances and our operating performance and ability to generate cash flow from operations in future periods, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. We cannot provide any assurances that we will generate sufficient cash flow from operations to service our debt obligations. Any failure to repay these obligations as they become due would result in an event of default under the credit facilities.

Further, because a change in control of us constitutes an event of default under these credit facilities, this would likely be a significant deterrent to a potential acquirer, as any potential acquisition would trigger an event of default, unless the lenders agreed to waive such event of default. We cannot guarantee that any such waiver would be obtained.

If an event of default occurs, the lenders may end their obligation to make loans to us under the credit facilities, and may declare any outstanding indebtedness under the credit facilities immediately due and payable. In such case, we would need to obtain additional financing or significantly deplete our available cash, or both, in order to repay this indebtedness. Any additional financing may not be available on reasonable terms or at all, and significant depletion of our available cash could harm our ability to fund our operations or execute our broader corporate objectives. If we were unable to repay outstanding indebtedness following an event of default, then in addition to other available rights and remedies, the lenders could initiate foreclosure proceedings on substantially all of our assets. Any such foreclosure proceedings or other rights and remedies successfully implemented by the lenders in an event of default would have a material adverse effect on our business, financial condition and results of operations.

Our quarterly operating results have fluctuated, and are likely to continue to vary significantly, which may result in volatility in the market price of our common stock.

A substantial portion of our shipments occurs shortly after an order is received and therefore, we operate with a low level of backlog. As a result, a decrease in demand for our products from one or more customers could occur with limited advance notice and could have a material adverse effect on our results of operations in any particular period. Further, with respect to certain of our business lines, we often recognize a significant portion of net revenues in the last month of each fiscal quarter, due in part to the tendency of customers to wait until late in a quarter to commit to purchase certain of our products as a result of capital expenditure approvals and constraints occurring at the end of a quarter, or the hope of obtaining more favorable pricing from a competitor seeking the business. Thus, variations in timing of sales can cause significant fluctuations in our quarterly sales, gross margin and profitability. Orders expected to ship in one period could shift to another period due to changes in the timing of our customers’ purchase decisions, rescheduled delivery dates requested by our customers, manufacturing capacity constraints or logistics delays. Our operating results for a particular quarter or year may be adversely affected if our customers, particularly our largest customers, cancel or reschedule orders, or if we cannot fill orders in time due to capacity constraints or unexpected delays in manufacturing, testing, shipping or product acceptance. Also, we base our manufacturing plans on our forecasted product mix. If the actual product mix varies significantly from our forecast, we may not be able to fill some orders, which would result in delays in the shipment of our products and could shift sales to a subsequent period. A significant percentage of our expenses are fixed and based in part on expectations of future net revenues. The inability to adjust spending quickly enough to compensate for any shortfall would magnify the adverse impact of a shortfall in net revenues on our results of operations. Factors that could cause fluctuations in our net revenues include:

•	a worldwide economic slowdown or disruption in the global financial markets;

•	fluctuations in our customers’ capital spending, industry cyclicality (particularly in the semiconductor industry), market seasonality (particularly in the scientific research market), levels of government funding available to our customers (particularly in the life sciences and research markets) and other economic conditions within the markets we serve;

•	the timing of the receipt of orders within a given period and the level of orders from major customers;

•	demand for our products and the products sold by our customers;

•	shipment delays;

•	disruption in sources of supply;

•	production capacity constraints;

•	specific features requested by customers;

•	the timing and level of cancellations and delays of orders in backlog for our products;

•	the timing of product shipments and revenue recognition within a given quarter;

•	variations in the mix of products we sell;

•	changes in our pricing practices or in the pricing practices of our competitors or suppliers;

•	our timing in introducing new products;

•	engineering and development investments relating to new product introductions, and significant changes to our manufacturing and outsourcing operations;

•	market acceptance of any new or enhanced versions of our products;

•	timing of new product introductions by our competitors;

•	timing and level of inventory obsolescence, scrap and warranty expenses;

•	the availability, quality and cost of components and raw materials we use to manufacture our products;

•	changes in our effective tax rates;

•	changes in our capital structure, including cash, marketable securities and debt balances, and changes in interest rates;

•	changes in bad debt expense based on the collectability of our accounts receivable;

•	timing, type, and size of acquisitions and divestitures, and related expenses and charges;

•	fluctuations in currency exchange rates, particularly the Korean won, Japanese yen and Euro as compared with the U.S. dollar;

•	our expense levels;

•	impairment of goodwill and amortization of intangible assets; and

•	fees, expenses and settlement costs or judgments against us relating to litigation.

As a result of the factors discussed above, it is likely that we may in the future experience quarterly or annual fluctuations and that, in one or more future quarters, our operating results may fall below the expectations of public market analysts or investors. In any such event, the price of our common stock could fluctuate or decline significantly. Consequently, we believe that quarter-to-quarter and year-to-year comparisons of our results of operations, or any other similar period-to-period comparisons, may not be reliable indicators of our future performance.

The loss of net revenues from any one of our major customers would likely have a material adverse effect on us.

Our top ten customers accounted for approximately 49%, 50% and 46% of our net revenues for the years 2015, 2014 and 2013, respectively. One customer, Applied Materials, Inc., accounted for approximately 18%, 19% and 17% of our net revenues for the years 2015, 2014 and 2013, respectively, and another customer, Lam Research Corporation, accounted for 13%, 13% and 12% of our net revenues for the years 2015, 2014 and 2013, respectively. In any one reporting period, a single customer or several customers may contribute even a larger percentage of our consolidated revenues. Although our acquisition of Newport in 2016 has reduced our customer concentration somewhat, the loss of a major customer or any reduction in orders by these customers, including reductions due to market or competitive conditions, would likely have a material adverse effect on our business, financial condition and results of operations. None of our significant customers has entered into an agreement with us requiring it to purchase any minimum quantity of our products. The demand for our products from our semiconductor capital equipment customers depends on the cyclicality of our served markets, specifically semiconductor device manufacturer customers.

Attempts to lessen the adverse effect of any loss or reduction of net revenues through the rapid addition of new customers could be difficult because a relatively small number of companies dominate the semiconductor equipment market. Further, prospective customers typically require lengthy qualification periods prior to placing volume orders with a new supplier. Our future success will continue to depend upon:

•	our ability to maintain relationships with existing key customers;

•	our ability to attract new customers and satisfy any required qualification periods;

•	our ability to introduce new products in a timely manner for existing and new customers; and

•	the successes of our customers in creating demand for their capital equipment products that incorporate our products.

As part of our business strategy, we have entered into and may enter into or seek to enter into business combinations and acquisitions that may be difficult to identify and complete, challenging and costly to integrate, disruptive to our business and our management, and/or dilutive to stockholder value.

Since our inception, we have made acquisitions and, as a part of our business strategy, we may enter into additional business combinations and acquisitions. Our ability to successfully identify suitable acquisition targets, complete acquisitions on acceptable terms, and efficiently and effectively integrate our acquired businesses into our organization is critical to our growth. We may not be able to identify target companies that meet our strategic objectives or successfully negotiate and complete acquisitions with companies we have identified on acceptable terms. Additionally, credit facilities only permit us to make acquisitions under certain circumstances, and restrict our ability to incur additional indebtedness. Further, the process of integrating acquired companies into our operations requires significant resources and is time consuming, expensive and disruptive to our business. We may not realize the benefits we anticipate from these acquisitions because of the following significant challenges:

•	the difficulty of integrating the operations, technology and personnel of the acquired companies;

•	the potential disruption of our ongoing business and distraction of management;

•	possible internal control weaknesses of the acquired companies;

•	significant expenses related to the acquisitions;

•	potential unknown liabilities associated with acquired businesses.

•	potentially incompatible cultural differences between the two companies;

•	incorporating the acquired company’s technology and products into our current and future product lines, and successfully generating market demand for these expanded product lines;

•	potential additional geographic dispersion of operations;

•	the difficulty in achieving anticipated synergies and efficiencies;

•	the difficulty in leveraging the acquired company’s and our combined technologies and capabilities across our product lines and customer base;

•	potential sales disruptions as a result of integrating the acquired company’s sales channels with our sales channels; and

•	our ability to retain key customers, suppliers and employees of an acquired company.

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

In addition, with future acquisitions, we could use substantial portions of our available cash as all or a portion of the purchase price. We could also issue additional securities as consideration for these acquisitions, which could cause significant stockholder dilution, or obtain additional debt financing, which could reduce our future cash flow, without achieving the desired accretion to our business. Further, our prior acquisitions and any future acquisitions may not ultimately help us achieve our strategic goals and may pose other risks to us.

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

The markets for our products, in particular the semiconductor capital equipment market, are highly competitive. Our competitive success often depends upon factors outside of our control. For example, in some cases, particularly with respect to mass flow controllers, semiconductor device manufacturers may direct semiconductor capital equipment manufacturers to use a specified supplier’s product in their equipment. Accordingly, for such products, our success will depend in part on our ability to have semiconductor device manufacturers specify that our products be used at their semiconductor fabrication facilities. In addition, we may encounter difficulties in changing established relationships of competitors that already have a large installed base of products within such semiconductor fabrication facilities.

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

Many of the markets and industries that we serve are subject to rapid technological change, and if we fail to introduce new and innovative products or improve our existing products, or if the adoption or applications we serve is not successful, our business, financial condition and results of operations will be harmed.

Many of our markets are characterized by rapid technological advances, evolving industry standards, shifting customer needs, new product introductions and enhancements, and the periodic introduction of disruptive technology that displaces current technology due to a combination of price, performance and reliability. As a result, many of the products in our markets can become outdated quickly and without warning. We depend, to a significant extent, upon our ability to enhance our existing products, to anticipate and address the demands of the marketplace for new and improved and disruptive technologies, either through internal development or by acquisitions, and to be price competitive. If we or our competitors introduce new or enhanced products, it may cause our customers to defer or cancel orders for our existing products. If we or our competitors introduce disruptive technology that displaces current technology, existing product platforms or lines of business from which we generate significant revenue may be rendered obsolete.

Because many of our products are sophisticated and complex, they can be difficult to design and manufacture, and we may experience delays in introducing new products or enhancements to our existing products. If we do not introduce our new products or enhancements into the marketplace in a timely fashion, our customers may choose to purchase our competitors’ products. Certain of our markets, in particular the semiconductor capital equipment market, experience severe cyclicality in capital spending, so if we fail to introduce new products in a timely manner we may miss market upturns, or may fail to have our products or subsystems designed into our customers’ products. We may not be successful in acquiring, developing, manufacturing or marketing new products and technologies on a timely or cost-effective basis. If we fail to adequately introduce new, competitive products and technologies on a timely basis, our business, financial condition and results of operations will be harmed.

Further, we are constantly investing in products for emerging applications, and we expect to generate increasingly significant revenue levels from sales of products for these applications. These applications are evolving, and the extent to which they achieve widespread adoption or significant growth is uncertain. Many factors may affect the viability of widespread adoption or growth of these applications, including their cost-effectiveness, performance and reliability compared to alternatives. If these applications or our products for these applications are not widely adopted or fail to grow as we project, we will not generate the revenue growth we anticipate from sales of our products for these emerging applications, and our results of operations could be harmed.

Because the sales cycle for some of our products is long and difficult to predict, and certain of our orders are subject to rescheduling or cancellation, we may experience fluctuations in our operating results.

Many of our products are complex, and customers for these products require substantial time to qualify our products and make purchase decisions. In addition, some of our sales to defense and security customers are under major defense programs that involve lengthy competitive bidding and qualification processes. These customers often perform, or require us to perform, extensive configuration, testing and evaluation of our products before committing to purchasing them, which can require a significant upfront investment by us. The sales cycle for these products from initial contact through shipment varies significantly, is difficult to predict and can last more than a year. If we fail to anticipate the likelihood, costs, or timing associated with sales of these products, our business and results of operations would be harmed.

Our orders are generally subject to rescheduling without penalty or cancellation without penalty other than reimbursement for certain labor and material costs. We from time to time experience order rescheduling and cancellations, which can result in fluctuation of our operating results from period to period.

Certain of our markets, sales regions and customers may be adversely affected by a lack of government funding and the availability of credit.

Our worldwide sales to customers in the scientific research, defense and life and health sciences markets rely to a large extent on government funding for research and defense-related programs. Any decline in government funding as a result of reduced budgets in connection with fiscal austerity measures or other causes would likely result in reduced sales of our products that are purchased either directly or indirectly with government funding, which would have an adverse impact on our results of operations.

Ongoing concerns regarding the global availability of credit also may make it more difficult for our customers to raise capital, whether debt or equity, to finance their projects and purchases of capital equipment. Delays in our customers’ ability to obtain such financing, or the unavailability of such financing, could adversely affect sales of our products and systems, including, but not limited to, high-value lasers and systems, and therefore harm our business and operating results.

We offer products for multiple markets and must face the challenges of supporting the distinct needs of each of the markets we serve.

We offer products for a number of markets. Because we operate in multiple markets, we must work constantly to understand the needs, standards and technical requirements of many different applications within these markets, and must devote significant resources to developing different products for these markets. Product development is costly and time consuming. We must anticipate trends in our customers’ industries and develop products before our customers’ products are commercialized. If we do not accurately predict our customers’ needs and future activities, we may invest substantial resources in developing products that do not achieve broad market acceptance. Our decision to continue to offer products to a given market or to penetrate new markets is based in part on our judgment of the size, growth rate and other factors that contribute to the attractiveness of a particular market. If our product offerings in any particular market are not competitive or our analyses of a market are incorrect, our business, financial condition and results of operations would be harmed.

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

Our business depends on its timely supply of equipment, services and related products that meet the rapidly changing technical and volume requirements of our customers, which depends in part on the timely delivery of parts, components and subassemblies (collectively, “parts”) from suppliers, including contract manufacturers. Cyclical industry conditions and the volatility of demand for manufacturing equipment increase capital, technical, operational and other risks for us and for companies throughout our supply chain. We may also experience significant interruptions of our manufacturing operations, delays in our ability to deliver products or services, increased costs or customer order cancellations as a result of:

•	volatility in the availability and cost of materials, including rare earth elements;

•	information technology or infrastructure failures; and

•	natural disasters or other events beyond our control (such as earthquakes, floods or storms, regional economic downturns, pandemics, social unrest, political instability, terrorism, or acts of war), particularly where we or our subcontractors and contract manufacturers conduct manufacturing.

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

As of June 30, 2016, our goodwill and intangible assets, net, represented approximately $1,020 million, or 45% of our total assets. Goodwill is generated in our acquisitions when the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets we acquire. Goodwill is subject to an impairment analysis at least annually based on the fair value of the reporting unit. Intangible assets relate primarily to the developed technologies, customer relationships and patents and trademarks acquired by us as part of our acquisitions of other companies and are subject to an impairment analysis whenever events or changes in circumstances exist that indicate that the carrying value of the intangible asset might not be recoverable. We will continue to monitor and evaluate the carrying value of goodwill and intangible assets. If market and economic conditions or business performance deteriorate, the likelihood that we would record an impairment charge would increase, which impairment charge could materially and adversely affect our results of operations.

We operate in a highly competitive industry.

The markets for our products are intensely competitive, and we believe that competition from both new and existing competitors will increase in the future. Principal competitive factors include:

•	historical customer relationships;

•	product quality, performance and price;

•	breadth of product line;

•	manufacturing capabilities; and

•	customer service and support.

Although we believe that we compete favorably with respect to these factors, we may not be able to continue to do so. We encounter substantial competition in most of our product lines. Certain of our competitors may enjoy greater name recognition and have greater financial, technical, marketing and other resources than we have, and some may have lower material costs than ours due to their control over sources of components and raw materials. In some cases, competitors are smaller than we are, but well established in specific product niches. We may encounter difficulties in changing established relationships of competitors with a large installed base of products at such customers’ fabrication facilities. In addition, our competitors can be expected to continue to improve the design and performance of their products. Competitors may develop products that offer price, performance or technological features superior to those of our products. If our competitors develop superior products, we may lose existing customers and market share. Further, technological advances in our served markets may cause one or more of our portfolio of products to be displaced over time. We also face competition in some of our markets from our existing and potential customers who have developed or may develop products that are competitive to ours, or who engage subcontract manufacturers or system integrators to manufacture products or systems on their behalf.

We face significant risks from doing business internationally.

Our business is subject to risks inherent in conducting business globally. International revenues account for a significant portion of total net sales, with a substantial portion of such sales originating in Asia (especially Korea, Japan, China and Taiwan) and Europe. We expect that international revenues will continue to account for a significant percentage of total net sales for the foreseeable future, and that in particular, the proportion of our sales to Asian customers will continue to increase. Additionally, we have substantial international manufacturing, sales and administrative operations, with significant facilities and employee populations in Europe, Israel and Asia. Our international operations expose us to various risks, which include:

•	adverse changes or instability in the political or economic conditions in countries or regions where we manufacture or sell our products;

•	challenges of administering our diverse business and product lines globally;

•	the actions of government regulatory authorities, including embargoes, import and export restrictions, tariffs, currency controls, trade restrictions and trade barriers, license requirements, environmental and other regulatory requirements and other rules and regulations applicable to the manufacture, import and export of our products, all of which are complicated and potentially conflicting, often require significant investments in cost, time and resources for compliance, and may impose strict and severe penalties for noncompliance;

•	greater risk of violations of applicable U.S. and international anti-corruption laws by our employees, sales representatives, distributors or other agents;

•	longer accounts receivable collection periods and longer payment cycles;

•	overlapping, differing or more burdensome tax structures;

•	adverse currency exchange rate fluctuations;

•	reduced or inconsistent protection of intellectual property;

•	shipping and other logistics complications;

•	the imposition of restrictions on currency conversion or the transfer of funds;

•	costs associated with the repatriation of our overseas earnings; and

•	the expropriation of private enterprises.

•	more complex and burdensome labor laws and practices in countries where we have employees;

•	cultural and management style differences;

•	preference for locally-produced products;

•	changes in labor conditions and difficulties in staffing and managing foreign operations, including, but not limited to, the formation of labor unions;

•	difficulties in staffing and managing each of our individual international operations; and

•	increased risk of exposure to civil unrest, terrorist and military activities.

If we experience any of the risks associated with international business, our business, financial condition and results of operations could be significantly harmed.

In particular, we have significant facilities and operations and a considerable number of employees in Israel. A number of our products are manufactured in facilities located in Israel. The Middle East remains a volatile region, and the future of peace efforts between Israel and neighboring countries remains extremely uncertain. Any armed conflicts or significant political instability in the region is likely to negatively affect business conditions and could significantly disrupt our operations in Israel, which would negatively impact our business. Further, many of our employees in Israel are subject to being called for active duty under emergency circumstances. If a military conflict or war arises, these individuals could be required to serve in the military for extended periods of time, and our operations in Israel could be disrupted by the absence of one or more key employees or a significant number of other employees for a significant period of time. Any such disruption could adversely affect our business.

Our failure to successfully manage our offshore manufacturing locations or the transition of certain of our manufacturing operations to other locations and/or to contract manufacturers could harm our business, financial condition and results of operations.

As part of our continuous cost-reduction efforts, we have outsourced a portion of our manufacturing and service to a subcontractor in Mexico, and we continue to relocate the manufacture of certain of our existing product lines and subassemblies to, and initiate the manufacture of certain new products in, our facilities in China, Israel and Romania and selected contract manufacturers in Asia. In the future, we may expand the level of manufacturing and certain other operations that we perform offshore in order to take advantage of cost efficiencies available to us in those countries. However, we may not achieve the significant cost savings or other benefits that we would anticipate from moving manufacturing and other operations to a lower cost region. Additionally, if we are unable to successfully manage the relocation or initiation of the manufacture of these products, our business, financial condition and results of operations could be harmed.

In particular, transferring product lines to other manufacturing locations and/or to our contract manufacturers’ facilities often requires us to transplant complex manufacturing equipment and processes across a large geographical distance and to train a completely new workforce concerning the use of this equipment and these processes. In addition, certain of our customers may require the requalification of products supplied to them in connection with the relocation of manufacturing operations. If we are unable to manage this transfer and training smoothly and comprehensively, or if we are unable to complete the requalification of products in a timely manner, we could suffer manufacturing and supply chain delays, excessive product defects, harm to our results of operations and our reputation with our customers, and loss of customers. We also may not realize the cost and tax advantages that we currently anticipate from locating operations in Mexico, China, Israel and Romania. For example, we are experiencing rising material, labor and shipping costs in China.

Additionally, qualifying contract manufacturers and commencing volume production are expensive and time-consuming activities, and there is no guarantee we will continue to do so successfully. Further, our reliance on contract manufacturers reduces our control over the assembly process, quality assurance, production costs and material and component supply for our products. If we fail to manage our relationship with our contract manufacturers, or if any of the contract manufacturers experience financial difficulty, or delays, disruptions, capacity constraints or quality control problems in their operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be harmed. Further, if we or our contract manufacturers are unable to negotiate with suppliers for reduced component costs, our operating results could be harmed.

In addition, our contract manufacturers may terminate our agreements with them upon prior notice to us or immediately for reasons such as if we become insolvent, or if we fail to perform a material obligation under the agreements. If we are required to change contract manufacturers or assume internal manufacturing operations for any reason, including the termination of one of our contracts, we will likely suffer manufacturing and shipping delays, lost revenue, increased costs and damage to our customer relationships, any of which could harm our business, financial condition and results of operations.

Our products could contain defects, which would increase our costs and seriously harm our business, operating results, financial condition and customer relationships.

Many of our products are inherently complex in design and, in some cases, require ongoing regular maintenance. Further, the manufacture of these products often involves a highly complex and precise process and the utilization of specially qualified components that conform to stringent specifications. As a result of the technical complexity of these products, design defects, changes in our or our suppliers’ manufacturing processes or the inadvertent use of defective or nonconforming materials by us or our suppliers could adversely affect our manufacturing yields and product reliability. This could in turn harm our business, operating results, financial condition and customer relationships.

We provide warranties for our products, and we accrue allowances for estimated warranty costs at the time we recognize revenue for the sale of the products. The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or replace the products under warranty. We establish warranty reserves based on historical warranty costs for our products. If actual return rates or repair and replacement costs differ significantly from our estimates, our results of operations could be negatively impacted.

Our customers may discover defects in our products after the products have been fully deployed and operated under peak stress conditions. In addition, some of our products are combined with products from other suppliers, which may contain defects. As a result, should problems occur, it may be difficult to identify the source of the problem. If we are unable to identify and fix defects or other problems, we could experience, among other things:

•	loss of customers;

•	increased costs of product returns and warranty expenses;

•	increased costs required to analyze and mitigate the defects or problems;

•	damage to our reputation;

•	failure to attract new customers or achieve market acceptance;

•	diversion of development and engineering resources; and/or

•	legal action by our customers.

The occurrence of any one or more of the foregoing factors could seriously harm our business, financial condition and results of operations.

Our products are subject to potential product liability claims which, if successful, could have a material adverse effect on our business, financial condition and results of operations.

Certain of our products may be hazardous if not operated properly or if defective. In addition, some of our products, such as certain ultrafast lasers, are used in medical applications where malfunctions could result in serious injury. We are exposed to significant risks for product liability claims if death, personal injury or property damage results from the use of our products. We may experience material product liability losses in the future. We currently maintain insurance against product liability claims. However, our insurance coverage may not continue to be available on terms that we accept, if at all. This insurance coverage also may not adequately cover liabilities that we incur. Further, if our products are defective, we may be required to recall or redesign these products. A successful claim against us that exceeds our insurance coverage level or that is not covered by insurance, or any product recall, could have a material adverse effect on our business, financial condition and results of operations.

We are subject to international trade compliance regulations, and violations of those regulations could result in fines or trade restrictions, which could have a material adverse effect on us.

We are subject to trade compliance laws in both the United States and other jurisdictions where we operate. For example, exports of our products and technology developed or manufactured in the U.S. are subject to export controls imposed by the U.S. Government and administered by the U.S. Departments of Commerce, State and Treasury. Similar export regulations govern exports of our products and technology developed or manufactured in certain other countries, including Austria, France, Germany, Israel and Romania. In certain instances, these regulations may require obtaining licenses from the administering agency prior to exporting products or technology to international locations or foreign nationals, including foreign nationals employed by us in the United States and abroad. For products and technology subject to the U.S. Export Administration Regulations administered by the U.S. Department of Commerce’s Bureau of Industry and Security, the requirement for a license is dependent on the type and end use of the product and technology, the final destination and the identity and nationality of the end user. Virtually all exports from the United States of defense articles subject to the International Traffic in Arms Regulations, administered by the Department of State’s Directorate of Defense Trade Controls, require a license. The Israeli Ministry of Economy and the Defense Export Control Agency of the Israeli Ministry of Defense administer similar export regulations and license requirements, which apply to many of our products and technology developed or manufactured in Israel. Obtaining export licenses can be difficult and time-consuming, and we may not be successful in obtaining them. Failure to obtain export licenses to enable product and technology exports could reduce our revenue, harm our relationships with our customers and could adversely affect our business, financial condition and results of operations. Compliance with export regulations may also subject us to additional fees and costs. The absence of comparable export restrictions on competitors in other countries may adversely affect our competitive position. In addition, if we or our international representatives or distributors fail to comply with any of these export regulations, we or they could be subject to civil and criminal, monetary and non-monetary penalties, disruptions to our business, restrictions on our ability to export products and technology and damage to our reputation, and our business and results of operations could be significantly harmed. While we have implemented policies and procedures to comply with these laws, we cannot assure you that our employees, contractors, suppliers or agents will not violate such laws or our policies. For example, as a result of a 2012 U.S. government investigation, a former employee of our Shanghai office and a third party not affiliated with us were imprisoned for export violations relating to the sale of certain of our products. We were not a target of the government’s investigation and we cooperated fully with the government’s investigation. In addition, although we conducted our own internal investigation and took corrective human resources actions and have, since 2012, implemented additional export compliance procedures, we cannot be certain these efforts will be sufficient to avoid similar situations in the future.

Unfavorable currency exchange rate fluctuations may lead to lower operating margins or may cause us to raise or reduce prices, which could result in reduced sales.

Currency exchange rate fluctuations could have an adverse effect on our net revenues and results of operations and we could experience losses with respect to our hedging activities. Unfavorable currency fluctuations could require us to increase or decrease prices to foreign customers, which could result in lower net revenues by us to such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be adversely affected by declining net revenues or profit margins for our products in international markets when the sales are translated into U.S. dollars. Such exchange rate fluctuations could also increase the costs and expenses of our non-U.S. operations when translated into U.S. dollars or require us to modify our current business practices. In addition, most sales made by our foreign subsidiaries are denominated in the currency of the country in which these products are sold and the currency they receive in payment for such sales could be less valuable at the time of receipt as a result of exchange rate fluctuations. We enter into forward foreign exchange contracts to reduce a portion of our currency exposure arising from intercompany sales of inventory as well as intercompany accounts receivable and intercompany loans. However, we cannot be certain that our efforts will be adequate to protect us against significant currency fluctuations or that such efforts will not expose us to additional exchange rate risks.

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

Our ability to maintain and grow our business is directly related to the service of our employees in each area of our business. Our future performance will be directly tied to our ability to hire, train, motivate and retain qualified personnel, including highly skilled technical, financial, managerial and sales and marketing personnel. Competition for personnel in the technology marketplace is intense, and we cannot be certain that we will be successful in attracting and retaining such personnel. We have from time to time in the past experienced attrition in certain key positions, and we expect to continue to experience this attrition in the future. The absence of incentive plan bonuses and equity award vesting as a result of not meeting certain financial performance targets could adversely affect our ability to attract new employees and to retain and motivate our existing employees. If we are unable to hire sufficient numbers of employees with the experience and skills we need or to retain and motivate our existing employees, our business and results of operations would be harmed.

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

Our success and ability to compete depend in large part upon protecting our proprietary technology. We rely on a combination of patent, trademark and trade secret protection and nondisclosure agreements to protect our proprietary rights. The steps we have taken may not be sufficient to prevent the misappropriation of our intellectual property, particularly in countries outside the United States, where the laws may not protect our proprietary rights as fully as in the United States. Patent and trademark laws and trade secret protection may not be adequate to deter third party infringement or misappropriation of our patents, trademarks and similar proprietary rights. In addition, patents issued to us may be challenged, invalidated or circumvented. Our rights granted under those patents may not provide competitive advantages to us, and the claims under our patent applications may not be allowed. We have in the past and may in the future be subject to or may initiate interference proceedings in the United States Patent and Trademark Office, which can demand significant financial and management resources. The process of seeking patent protection can be time consuming and expensive and patents may not be issued from currently pending or future applications. Moreover, our existing patents or any new patents that may be issued may not be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us. We may initiate claims or litigation against third parties for infringement of our proprietary rights in order to determine the scope and validity of our proprietary rights or the proprietary rights of our competitors, which claims could result in costly litigation, the diversion of our technical and management personnel and the assertion of counterclaims by the defendants, including counterclaims asserting invalidity of our patents. We will take such actions where we believe that they are of sufficient strategic or economic importance to us to justify the cost. For example, in 2012 we filed a lawsuit against Lighthouse Photonics Incorporated asserting infringement of certain of our patents by that company’s laser products, which we settled on confidential terms in August 2014. If we are unsuccessful at effectively protecting our intellectual property, our business, financial condition and results of operations could be harmed.

We have experienced, and may in the future experience, intellectual property infringement claims, which could be costly and time consuming to defend and may produce outcomes that could have a material adverse effect on our business, financial condition or results of operations.

We have from time to time received claims from third parties alleging that we are infringing certain trademarks, patents or other intellectual property rights held by them. Such infringement claims have in the past and may in the future result in litigation. Any such litigation could be protracted and costly, and we could become subject to damages for infringement, or to an injunction preventing us from selling one or more of our products or using one or more of our trademarks. Such claims could also result in the necessity of obtaining a license relating to one or more of our products or current or future technologies, which may not be available on commercially reasonable terms or at all. Any intellectual property litigation and the failure to obtain necessary licenses or other rights or develop substitute technology may divert management’s attention from other matters and could have a material adverse effect on our business, financial condition and results of operations. In addition, the terms of our customer contracts typically require us to indemnify the customer in the event of any claim of infringement brought by a third party based on our products. Any claims of this kind may have a material adverse effect on our business, financial condition or results of operations.

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

We rely on sole, limited source suppliers and international suppliers for a few of our components and subassemblies that are critical to the manufacturing of our products due to unique component designs as well as specialized quality and performance requirements needed to manufacture our products. This reliance involves several risks, including the following:

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

In addition, we obtain some of the critical capital equipment we use to manufacture certain of our products from sole or limited sources due to the unique nature of the equipment. In some cases, such equipment can only be serviced by the manufacturer or a very limited number of service providers due to the complex and specialized nature of the equipment. If service and/or spare parts for such equipment become unavailable, such equipment could be rendered inoperable, which could cause delays in the production of our products, and could require us to procure alternate equipment, if available, which would likely involve long lead times and significant additional cost, and could harm our results of operations.

We are subject to environmental regulations. If we fail to comply with these regulations, our business could be harmed.

Our operations are subject to various federal, state, local and international regulations relating to the protection of the environment, including those governing discharges of pollutants into the air and water, the management and disposal of hazardous substances and waste and the cleanup of contaminated sites. In the United States, we are subject to the federal regulation and control of the Environmental Protection Agency (“EPA”), and we are subject to comparable authorities in other countries. Some of our operations require environmental permits and controls to prevent and reduce air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities. Future developments, administrative actions or liabilities relating to environmental matters could have a material adverse effect on our business, results of operations or financial condition.

Although we believe that our safety procedures for using, handling, storing and disposing of such materials comply with the standards required by state and federal laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. We have been, and may in the future be, subject to claims by employees or third parties alleging such contamination or injury, and could be liable for damages, which liability could exceed the amount of our liability insurance coverage (if any) and the resources of our business.

Certain portions of the soil at Spectra-Physics’ former facility located in Mountain View, California, and certain portions of the aquifer surrounding the facility, through which contaminated groundwater flowed, are part of an EPA-designated Superfund site and are subject to a cleanup and abatement order from the California Regional Water Quality Control Board. Spectra-Physics, which Newport acquired in 2004, along with other entities with facilities located near the Mountain View, California facility, were identified as Responsible Parties with respect to this Superfund site, due to releases of hazardous substances during the 1960s, 1970s and 1980s. Spectra-Physics and the other Responsible Parties entered into a cost-sharing agreement covering the costs of remediating the off-site groundwater impact. The site is mature, and investigations, monitoring and remediation efforts by the Responsible Parties have been ongoing for approximately 30 years. However, we will likely be subject to additional remediation obligations in the future if the EPA and the California Regional Water Quality Control Board determine that the site cleanup requires additional measures to ensure that it meets current standards for environmental contamination. In addition to our investigation, monitoring and remediation obligations, we may be liable for property damage or personal injury claims relating to this site. While we are not aware of any material claims at this time, such claims could be made against us in the future. We have certain ongoing costs related to investigation, monitoring and remediation of the site that have been fairly consistent and not material in the recent past. However, our ultimate costs of remediation and other potential liabilities are difficult to predict. If significant costs or other liability relating to this site arise in the future, our business, financial condition and results of operations could be adversely affected.

The environmental regulations that we are subject to include a variety of federal, state, local and international environmental regulations that restrict the use and disposal of materials used in the manufacture of our products or require design changes or recycling of our products. If we fail to comply with any present or future regulations, we could be subject to future liabilities, the suspension of manufacturing or a prohibition on the sale of products we manufacture. In addition, such regulations could restrict our ability to equip our facilities or could require us to acquire costly equipment, or to incur other significant expenses to comply with environmental regulations, including expenses associated with the recall of any non-compliant product and the management of historical waste.

Governmental entities at all levels are continuously enacting new environmental regulations, and it is initially difficult to anticipate how such regulations will be implemented and enforced. We continue to evaluate the requirements for compliance with such regulations as they are enacted. For example, the European Union has enacted the Restriction on the Use of Certain Hazardous Substances in Electrical and

Electronic Equipment Directive (“RoHS”) and the Waste Electrical and Electronic Equipment Directive (“WEEE”) for implementation in each European Union member country. RoHS regulates the use of certain hazardous substances in certain products, and WEEE requires the collection, reuse and recycling of waste from certain products. Effective January 2013, RoHS was recast to expand the scope of equipment subject to the directive and impose new compliance requirements, and most European Union member states implemented the recast directive during 2013. WEEE was also recast to expand the scope of equipment subject to the directive and impose increased combined reuse/recycling and collection targets, among other revisions, and European Union member states began to implement the recast directive in 2014. Certain of our products sold in these countries are or will become subject to RoHS and WEEE requirements. We will continue to monitor RoHS and WEEE guidance in individual jurisdictions to determine our responsibilities. In some instances, we are not directly responsible for compliance with RoHS and WEEE because certain of our products are currently outside the scope of the directives. However, because the scope of the directives continues to expand, we will likely be directly or contractually subject to certain provisions of such regulations in the case of many of our products. In addition, certain of our customers, particularly OEM customers whose end products may be subject to these directives, may require that the products we supply to them comply with these directives. Further, final legislation from individual jurisdictions that have not yet implemented the directives may impose different or additional responsibilities upon us. We are also aware of similar legislation that is currently in force or being considered in various states within the United States, as well as other countries, such as Japan, China and South Korea. These regulations may require us to redesign our products or source alternative components to ensure compliance with applicable requirements, for example by mandating the use of different types of materials in certain components. Any such redesign or alternative sourcing may increase the cost of our products, adversely impact the performance of our products, add greater testing lead-times for product introductions, or in some cases limit the markets for certain products. Our failure to comply with any of such regulatory requirements or contractual obligations could result in our being directly or indirectly liable for costs, fines or penalties and third-party claims, and could jeopardize our ability to conduct business in certain countries.

Regulations and customer demands related to conflict minerals and hazardous materials may adversely affect us.

The Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations subsequently adopted by the SEC impose disclosure requirements regarding the use in our products of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries, whether or not the components of our products are manufactured by us or third parties. In addition, certain of our customers have requested that we disclose to them our use of numerous hazardous materials in our products. Our supply chain is very complex and the implementation of these requirements could adversely affect the sourcing, availability and pricing of materials used in the manufacture of our products. In addition, there are additional costs associated with complying with the disclosure requirements and customer requests, such as costs related to our due diligence to determine the source of any “conflict minerals” or the identity of any hazardous materials used in our products. We face the additional challenge that many of our suppliers, both domestic and foreign, are not obligated by the new “conflict minerals” law to investigate their own supply chain. Despite our due diligence efforts, we may be unable to verify the origin of all “conflict minerals” used in our products and/or the use of one or more hazardous materials in our products. As a result, we may be unable to certify that our products are “conflict-free” and/or free of certain hazardous materials. If we are unable to meet our customer requirements, customers may discontinue purchasing from us, which could adversely impact our business, financial condition or operating results.

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

A change in accounting standards or practices could have a significant effect on our reported results (such as the new revenue recognition rules which are scheduled to go into effect in 2018) and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of existing accounting pronouncements have occurred and may occur in the future. Such changes may adversely affect our reported financial results or may impact our related business practice.

ITEM 6. EXHIBITS.

The exhibits filed as part of this quarterly report on Form 10-Q are listed in the exhibit index immediately preceding the exhibits and are incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MKS INSTRUMENTS, INC.

August 3, 2016	By:	/s/ Seth H. Bagshaw
Seth H. Bagshaw Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

+3.1(1)	Restated Articles of Organization of the Registrant

+3.2(2)	Articles of Amendment to Restated Articles of Organization, as filed with the Secretary of State of Massachusetts on May 18, 2001

+3.3(3)	Articles of Amendment to Restated Articles of Organization, as filed with the Secretary of State of Massachusetts on May 16, 2002

+3.4(4)	Amended and Restated By-Laws of the Registrant

+10.1(5)	Term Loan Credit Agreement, by and among the Registrant, Barclays Bank PLC, as administrative agent and collateral agent, and the lenders from time to time party thereto, dated April 29, 2016

+10.2(8)	Amendment No. 1 to Term Loan Credit Agreement, dated as of June 9, 2016 among the Company, the other loan parties party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and each participating lender party thereto

+10.3(5)	ABL Credit Agreement, by and among the Registrant, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, the other borrowers from time to time party thereto, and the lenders and letters of credit issuers from time to time party thereto, dated April 29, 2016

+10.4(6)*	Letter Agreement between the Registrant and Robert J. Phillippy, dated May 2, 2016

+10.5(7)*	Newport Corporation’s 2006 Performance-Based Stock Incentive Plan

+10.6(7)*	Form of Stock Appreciation Right Award Agreement under Newport Corporation’s 2006 Performance-Based Stock Incentive Plan

+10.7(7)*	Newport Corporation’s 2011 Stock Incentive Plan

+10.8(7)*	Newport Corporation’s Amended and Restated 2011 Stock Incentive Plan

+10.9(7)*	Form of Restricted Stock Unit Award Agreement (with performance-based vesting) used under Newport Corporation’s 2011 Stock Incentive Plan and Amended and Restated 2011 Stock Incentive Plan

+10.10(7)*	Form of Stock Appreciation Right Award Agreement used under Newport Corporation’s 2011 Stock Incentive Plan and the Amended and Restated 2011 Stock Incentive Plan

+10.11(7)*	Form of Indemnification Agreement between Newport Corporation and Robert J. Phillippy

+10.12(7)*	Form of the Registrant’s RSU Assumption Agreement for U.S. Employees Relating to Newport Corporation’s Amended and Restated 2011 Stock Incentive Plan and 2011 Stock Incentive Plan

+10.13(7)*	Form of the Registrant’s RSU Assumption Agreement for Employees Outside of the United States Relating to Newport Corporation’s Amended and Restated 2011 Stock Incentive Plan and 2011 Stock Incentive Plan

+10.14(7)*	Form of the Registrant’s SAR Assumption Agreement for U.S. Employees Relating to Newport Corporation’s Amended and Restated 2011 Stock Incentive Plan, 2011 Stock Incentive Plan and 2006 Performance-Based Stock Incentive Plan

+10.15(7)*	Form of the Registrant’s SAR Assumption Agreement for Employees Outside of the United States Relating to Newport Corporation’s Amended and Restated 2011 Stock Incentive Plan, 2011 Stock Incentive Plan and 2006 Performance-Based Stock Incentive Plan

10.16*	Employment Agreement dated August 1, 2016 between Seth Bagshaw and the Registrant

10.17*	Employment Agreement dated August 1, 2016 between John Abrams and the Registrant

10.18*	Employment Agreement dated August 1, 2016 between John Lee and the Registrant

10.19*	Employment Agreement dated August 1, 2016 between Brian Quirk and the Registrant

10.20*	Employment Agreement dated August 1, 2016 between Dennis Werth and Newport Corporation

10.21*	Summary of 2016 Cash Incentive Bonus Arrangements with Dennis Werth

10.22*	Form of Indemnification Agreement between Newport Corporation and Dennis L. Werth

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+	Previously filed
*	Management contract or compensatory plan arrangement.

(1)	Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-49738) filed with the Securities and Exchange Commission on November 13, 2000.

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2014.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2016.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2016.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2016.