Form 10-K
period 2016-12-31
MKS INSTRUMENTS INC
filed 2017-03-01
CIK 1049502

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐        No  ☒

Aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of June 30, 2016 based on the closing price of the registrant’s common stock on such date as reported by the NASDAQ Global Select Market: $2,306,662,236.

Number of shares outstanding of the issuer’s common stock, no par value, as of February 22, 2017: 53,824,189

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for MKS’ Annual Meeting of Stockholders to be held on May 10, 2017 are incorporated by reference into Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. When used herein, the words “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “may,” “see,” “will,” “would” and similar expressions are intended to identify forward-looking statements although not all forward-looking statements contain these identifying words. These forward-looking statements reflect management’s current opinions and are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated or implied. MKS assumes no obligation to update this information. Risks and uncertainties include, but are not limited to, those discussed in the section entitled “Risk Factors” of this annual report on Form 10-K.

PART I

Item 1.	Business

MKS Instruments, Inc. (“MKS” or the “Company”) was founded in 1961 as a Massachusetts corporation. We are a global provider of instruments, subsystems and process control solutions that measure, control, power, deliver, monitor and analyze critical parameters of advanced manufacturing processes to improve process performance and productivity. Our products are derived from our core competencies in automation and control, gas composition analysis, lasers, materials delivery, optics, photonics, pressure, power, reactive gas and vacuum. We also provide services relating to the maintenance and repair of our products, software, service and maintenance, installation services and training.

Recent Events

On April 29, 2016, we completed our acquisition of Newport Corporation (“Newport”) pursuant to an Agreement and Plan of Merger dated as of February 22, 2016 (the “Newport Merger”). At the effective time of the Newport Merger, each share of Newport’s common stock issued and outstanding as of immediately prior to the effective time of the Newport Merger was converted into the right to receive $23.00 in cash, without interest and subject to deduction for any required withholding tax. We paid to the former Newport stockholders aggregate consideration of approximately $905 million, excluding related transaction fees and expenses, and repaid approximately $93 million of Newport’s U.S. indebtedness outstanding as of immediately prior to the effective time of the Newport Merger. We funded the payment of the aggregate consideration with a combination of our available cash on hand of approximately $240 million and the proceeds from the senior secured term loan facility in the principal amount of $780 million described below.

Newport is a global supplier of advanced-technology products and systems to customers in the scientific research and defense/security, microelectronics, life and health sciences and industrial manufacturing markets.

Effective April 29, 2016, in conjunction with our acquisition of Newport, we changed the structure of our reportable segments based upon our organizational structure and how our Chief Operating Decision Maker (“CODM”) utilizes information provided to allocate resources and make decisions. Our two reportable segments are the Vacuum & Analysis segment and the Light & Motion segment. The Vacuum & Analysis segment represents the legacy MKS business and the Light & Motion segment represents the legacy Newport business.

The Vacuum & Analysis segment provides a broad range of instruments, components, subsystems and software which are derived from our core competencies in pressure measurement and control, flow measurement and control, gas and vapor delivery, gas composition analysis, residual gas analysis, leak detection, control and information technology, ozone generation and delivery, RF & DC power, reactive gas generation and vacuum technology. The Light & Motion segment provides a broad range of instruments, components and subsystems which are derived from our core competencies in lasers, photonics and optics.

We group our products into seven product groups based upon the similarity of the product function, type of product and manufacturing processes. These seven groups are: Analytical and Controls Solutions Products; Materials Delivery Solutions Products; Power, Plasma and Reactive Gas Solutions Products; Pressure and Vacuum Measurement Products; Photonics Products; Optics Products; and Laser Products. The Analytical and Controls Solutions Products, Materials Delivery Solutions Products, Power, Plasma and Reactive Gas Solutions Products and the Pressure and Vacuum Measurement Products are included in the Vacuum & Analysis segment and the Photonics Products, Optics Products and Lasers Products are included in the Light & Motion segment.

For further information on our segments, see Note 21 to the Notes to the Consolidated Financials contained in this Annual Report on Form 10-K.

We file reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”). You may read and copy any document we file at the SEC Headquarters at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You should call 1-800-SEC-0330 for more information on the public reference room. Our SEC filings are also available to you on the SEC’s internet site at http://www.sec.gov.

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

Markets and Applications

Since our inception, we have focused on satisfying the needs of our customers by establishing long-term collaborative relationships. We have a diverse base of customers and our primary served markets are manufacturers of capital equipment for semiconductor manufacturing, electronic thin films, life and health sciences, process and industrial technologies, as well as research and defense. Approximately 58%, 69% and 70% of our net revenues for the years 2016, 2015 and 2014, respectively, were from sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers. As a result of our acquisition of Newport, we estimate that sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers could account for approximately 50% of our total sales in future periods.

Approximately 42%, 31% and 30% of our net revenues in the years 2016, 2015 and 2014, respectively, were from other advanced manufacturing applications. These include, but are not limited to, electronic thin films, life and health sciences, process and industrial technologies, as well as research and defense.

A significant portion of our net revenues are from sales to customers in international markets. For the years ended December 31, 2016, 2015 and 2014, international net revenues accounted for approximately 48%, 44% and 43% of our total net revenues, respectively. A significant portion of our international net revenues were in Korea, Japan and Israel. We expect that international net revenues will continue to represent a significant percentage of our total net revenues.

Semiconductor Manufacturing Applications

The majority of our sales are derived from products sold to semiconductor capital equipment manufacturers and semiconductor device manufacturers. Our products are used in the major semiconductor processing steps such as depositing thin films of material onto silicon wafer substrates, etching, cleaning, lithography, metrology and inspection. In addition, we provide specialized instruments and software to monitor and analyze process performance.

We anticipate that the semiconductor manufacturing market will continue to account for a substantial portion of our sales. While the semiconductor device manufacturing market is global, major semiconductor capital equipment manufacturers are concentrated in Japan, Korea, Taiwan, the United States and China.

Other Markets

In addition to semiconductor manufacturing, our products are used in the manufacture of electronic thin films, life and health sciences, process and industrial technologies, as well as research and defense.

Electronic Thin Films

Electronic Thin Films are a primary component of numerous electronic products including flat panel displays, light emitting diodes, solar cells and data storage media. Major manufacturers of Electronic Thin Film equipment are concentrated in China, Japan, Korea, Taiwan and the United States.

Life and Health Sciences

Our products for Life and Health Sciences are used in a diverse array of applications including bioimaging, medical instrument sterilization, medical device manufacturing, analytical, diagnostic and surgical instrumentation, consumable medical supply manufacturing and pharmaceutical production. Our Life and Health Sciences customers are located globally.

Process and Industrial Technologies

Process and Industrial Technologies encompasses a wide range of diverse applications such as architectural glass coating, laser marking, measurement and scribing, natural gas and oil production and environmental monitoring. Process and Industrial Technologies manufacturers are located in developed and developing countries across the globe.

Government and Research

In addition, our products are sold to government, university and industrial laboratories for applications involving research and development in materials science, physical chemistry, photonics, optics and electronics materials. Our products are also sold for monitoring and defense applications including surveillance, imaging and infrastructure protection. Major equipment and process providers and research laboratories are concentrated in China, Europe, Japan, Korea and the United States.

Product Groups

Vacuum and Analysis Segment

The Vacuum and Analysis segment includes Analytical and Control Solutions; Materials Delivery Solutions; Power, Plasma and Reactive Gas Generation Solutions; and Pressure and Vacuum Measurement Solutions.

Analytical and Control Solutions.    Our Analytical and Control Solutions products include gas analyzers, automation control products, IO modules, automation software, data analytics software, and precision machined components and electromechanical assemblies.

Materials Delivery Solutions.    Our Materials Delivery Solutions products include flow and valve technologies as well as integrated pressure measurement and control subsystems to provide customers with precise control capabilities that are optimized for a given application.

Power, Plasma and Reactive Gas Solutions.    Our Power, Plasma and Reactive Gas Solutions products include power delivery, plasma and reactive gas generation products used in semiconductor and other thin film applications and in medical imaging equipment applications.

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

Plasma and Reactive Gas Generation Products.    We design and manufacture reactive gas generation products, which create reactive species. A reactive species is an atom or molecule in an unstable state, which is used to facilitate various chemical reactions in the processing of thin films (deposition of films, etching and cleaning of films and surface modifications). A number of different technologies are used to create reactive gas including different plasma technologies and barrier discharge technologies.

Pressure and Vacuum Measurement Solutions.    Our Pressure and Vacuum Measurement Solutions products consist of direct and indirect pressure measurement and integrated process solutions. Each of our pressure measurement and vacuum product lines consist of products that are designed for a variety of pressure ranges and accuracies.

Light and Motion Segment

The Light and Motion segment includes Lasers, Optics and Photonics solutions.

Lasers.    Our Laser products include lasers and laser-based systems including ultrafast lasers and amplifiers, fiber lasers, diode-pumped solid-state lasers, high-energy pulsed lasers and tunable lasers. In addition to providing a wide range of standard and configured laser products and accessories to our end-user customers, we also work closely with our original equipment manufacturer (“OEM”) customers to develop lasers and laser system designs optimized for their product and technology roadmaps.

Optics.    Our Optics products include precision optics and lens assemblies, thin-film filters and coatings, replicated mirrors and ruled and holographic diffraction gratings. We also design, develop and manufacture subsystems and subassemblies that integrate our broad portfolio of products and technologies into solutions that meet the specific application requirements of our OEM and select end-user customers.

Photonics.    Our Photonics products include photonics instruments and systems, vibration and motion control as well as three-dimensional non-contact measurement sensors and equipment.

Customers

We sell our products to thousands of customers worldwide, in a wide range of end markets. Our largest customers include leading semiconductor capital equipment manufacturers such as Applied Materials, Inc. and Lam Research Corporation. Revenues from our top ten customers accounted for approximately 39%, 49% and 50% of net revenues for the years 2016, 2015 and 2014, respectively. Applied Materials, Inc. accounted for approximately 14%, 18% and 19% and Lam Research Corporation accounted for 11%, 13% and 13% of our net revenues for the years 2016, 2015 and 2014, respectively. As a result of the acquisition of Newport, we expect our customer concentration percentage to decrease.

Sales, Marketing, Service and Support

Our worldwide sales, marketing, service and support organization is critical to our strategy of maintaining close relationships with semiconductor capital equipment and device manufacturers and manufacturers of other advanced applications. We market and sell our products and services through our global direct sales organization, an international network of independent distributors and sales representatives, our websites and product catalogs. As of December 31, 2016, we had 459 sales employees worldwide, located in China, Germany, France, Italy, Japan, Korea, the Netherlands, Singapore, Sweden, Israel, Taiwan, the United Kingdom and the United States. We maintain a marketing staff that identifies customer requirements, assists in product planning and specifications, and focuses on future trends in semiconductor and other markets.

As semiconductor device manufacturers have become increasingly sensitive to the significant costs of system downtime, they have required that suppliers offer comprehensive local repair, field service and customer support. Manufacturers require close support to enable them to repair, modify, upgrade and retrofit their equipment to improve yields and adapt new materials or processes. To meet these market requirements, we provide technical support from offices located in China, Germany, Japan, Korea, Singapore, Taiwan, the United Kingdom and the United States. We provide repair and calibration services at twenty-nine internal service depots and six authorized service providers located worldwide. We typically provide warranties for one to three years, depending upon the type of product, with the majority of our products ranging from one to two years. We typically provide warranty on our repair services for periods ranging from 90 days to up to one year, depending upon the type of repair.

Research and Development

Our products incorporate sophisticated technologies to measure, control, power, deliver, monitor and analyze complex semiconductor and other advanced manufacturing processes, thereby enhancing uptime, yield and throughput for our customers. Our products have continuously advanced as we strive to meet our customers’ evolving needs. We have developed, and continue to develop, new products to address industry trends, such as the shrinking of integrated circuit critical dimensions and technology inflections, and, in the flat panel display and solar markets, the transition to larger substrate sizes, which require more advanced process control technology. In addition, we have developed, and continue to develop, products that support the migration to new classes of materials, ultra-thin layers, and new 3D structures that are used in small geometry manufacturing. We involve our marketing, engineering, manufacturing and sales personnel in the development of new products in order to reduce the time to market for new products. Our employees also work closely with our customers’ development personnel, helping us to identify and define future technical needs on which to focus research and development efforts. We support research at academic institutions targeted at advances in materials science and semiconductor process development.

As of December 31, 2016, we had 680 research and development employees, primarily located in the United States, France and Israel. Our research and development expenses were $110.6 million, $68.3 million and $62.9 million for the years 2016, 2015 and 2014, respectively. Our research and development efforts include numerous projects, none of which are individually material, and generally have a duration of 3 to 30 months depending upon whether the product is an enhancement of existing technology or a new product. Our current initiatives include projects to enhance the performance characteristics of older products, to develop new products and to integrate various technologies into subsystems.

Manufacturing

Our manufacturing facilities are located in the United States, China, Mexico, Korea, Germany, Austria, France, Romania, the United Kingdom, Israel and Italy. Manufacturing activities include the assembly and testing of components and subassemblies, which are integrated into our products. We outsource some of our subassembly work. We purchase a wide range of electronic, optical, mechanical and electrical components, some of which are designed to our specifications. We consider our lean manufacturing techniques and responsiveness to customers’ significantly fluctuating product demands to be a competitive advantage. As of December 31, 2016, we had 2,859 manufacturing-related employees, located primarily in North America (United States) and Asia (primarily, China and Israel).

Backlog

At December 31, 2016, our backlog of unfilled orders for all products and services was $338 million, compared to $93 million at December 31, 2015. The increase in backlog of $245 million in 2016 compared to 2015 is primarily attributed to the Newport Merger, which accounted for $218 million of the increase. The remainder of the increase of $27 million is attributed to an increase in business levels for the Vacuum & Analysis segment in 2016 compared to 2015. As of December 31, 2016, approximately $316 million of our consolidated backlog was scheduled to be shipped on or before December 31, 2017. In general, we schedule production of our products based upon our customers’ delivery requirements. Our lead times are very short, as a large portion of our orders are received and shipped within 90 days. While backlog is calculated on the basis of firm orders, orders may be subject to cancellation or delay, in many cases, by the customer with limited or no penalty. Our backlog at any particular date, therefore, is not necessarily indicative of actual sales which may be generated for any succeeding period. Historically, our backlog levels have fluctuated based upon the ordering patterns of our customers and changes in our manufacturing capacity.

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

We encounter substantial competition in most of our product lines, although no single competitor competes with us across all product lines. Certain of our competitors may have greater financial and other resources than we do. In some cases, competitors are smaller than we are, but are well established in specific product niches. For example, Hitachi Ltd. and Horiba Ltd. offer materials delivery products that compete with our product line of mass flow controllers. Nor-Cal Products, Inc. and VAT, Inc. offer products that compete with our vacuum components. Inficon, Inc. offers products that compete with our vacuum measurement and gas analysis products and our vacuum gauging products. Advanced Energy Industries, Inc. offers products that compete with our power delivery and reactive gas generator products.

Ametek, Inc. offers products that compete with our optics and photonics products. Coherent, Inc. offers products that compete with our lasers and photonics instruments. Excelitas Technologies Corp. offers products that compete with our laser and optics products. IDEX Corporation offers products that compete with our lasers, optics, and photonics subsystems. IPG Photonics, Inc. offers products that compete with our laser products. Jenoptik AG offers products that compete with our laser, optics, and photonics products. PI miCos GmbH offers products that compete with our photonics products. Thorlabs, Inc. offers products that compete with our optics, lasers and photonics products. Trumpf Group offers products that compete with our laser products.

Patents and Other Intellectual Property Rights

We rely on a combination of patent, copyright, trademark and trade secret laws and license agreements to establish and protect our proprietary rights. As of December 31, 2016, we owned 531 U.S. patents and 1,020 foreign patents that expire at various dates through 2035. As of December 31, 2016, we had 103 pending U.S. patent applications. Foreign counterparts of certain U.S. applications have been filed or may be filed at the appropriate time.

We require each of our employees, including our executive officers, to enter into standard agreements pursuant to which the employee agrees to keep confidential all of our proprietary information and to assign to us all inventions while they are employed by us.

Employees

As of December 31, 2016, we employed 4,667 persons. We believe that our ongoing success depends upon our continued ability to attract and retain highly skilled employees for whom competition is intense. None of our employees is represented by a labor union or is party to a collective bargaining agreement. We believe that our employee relations are good.

Other Acquisitions

On March 17, 2015, we acquired Precisive, LLC (“Precisive”) for $12.1 million, net of cash acquired of $0.4 million. Precisive is an innovative developer of optical analyzers based on Turnable Filter Spectroscopy, which provide real-time gas analysis in the natural gas and hydrocarbon processing industries, including refineries, hydrocarbon processing plants, gas-to-power machines, biogas processes and fuel gas transportation and metering, while delivering customers a lower total cost of ownership.

On May 30, 2014, we acquired Granville-Phillips, a division of Brooks Automation, Inc., for $87 million. Granville-Phillips is a leading global provider of vacuum measurement and control instruments to the semiconductor, thin film and general industrial markets.

Item 1A.	Risk Factors

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

Approximately 58%, 69% and 70% of our net revenues for the years 2016, 2015 and 2014, respectively, were from sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers. On a pro forma basis, assuming our acquisition of Newport occurred on January 1, 2016 rather than April 29, 2016, approximately 54% of our combined net revenues for 2016 would have been from such customers. While our acquisition of Newport has reduced our concentration of customers in these markets, we anticipate that sales to such customers will continue to account for a substantial portion of our net revenues. Our business depends upon the capital expenditures of semiconductor device manufacturers, which in turn depends upon the demand for semiconductors.

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

The semiconductor industry has historically been characterized by sudden and severe cyclical variations in product supply and demand. The timing, severity and duration of these market cycles are difficult to predict, and we may not be able to respond effectively to these cycles. The cyclicality of the semiconductor market is demonstrated by the changes in sales to semiconductor capital equipment and device manufacturers in past years. For example, our sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers increased compared to the prior year by 33%, 3% and 19% in 2016, 2015 and 2014, respectively. The 33% increase in 2016 was mainly attributable to sales by Newport following our acquisition of Newport in April 2016. On a pro forma basis, assuming the acquisition of Newport had occurred on January 1, 2015, our 2016 increase would have been 14%.

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

Our April 2016 acquisition of Newport has significantly increased our size, including with respect to revenue, product offerings, number of employees and facilities. Newport’s products and technology, and certain of its markets and customer base, are significantly different from our historical experience. Combining our businesses could make it more difficult to maintain relationships with customers, employees or suppliers. Integrating Newport’s business and operations with ours is complex, challenging and time-consuming and requires significant efforts and expenditures, and we may not be able to achieve the integration in an effective, complete, timely or cost-efficient manner.

Potential risks related to our acquisition of Newport include our ability to:

•	expand our financial and management controls and reporting systems and procedures to integrate and manage Newport;

•	integrate our information technology systems to enable the management and operation of the combined business;

•	realize expected synergies and cost savings resulting from the acquisition;

•	maintain and improve Newport’s operations while integrating our combined manufacturing organization;

•	avoid lost revenue due to customer confusion and misinformation regarding the transaction, and retain and expand Newport’s customer base while aligning our sales efforts;

•	avoid lost revenue resulting from the distraction or confusion of our personnel as a consequence of the acquisition and ongoing integration efforts;

•	retain key Newport personnel;

•	recognize and capitalize on anticipated product sales and technology enhancement opportunities presented by our combined businesses;

•	adequately familiarize ourselves with Newport’s products and technology and certain of its markets and customer base such that we can manage Newport’s business effectively; and

•	successfully integrate our respective corporate cultures such that we achieve the benefits of acting as a unified company.

Other potential risks related to our acquisition of Newport include:

•	the assumption of unknown or contingent liabilities, or other unanticipated events or circumstances; and

•

the potential to incur or record significant cash or non-cash charges or write down the carrying value of intangible assets and goodwill obtained in the Newport acquisition, which could adversely impact our cash flow or lower our earnings in the period or periods for which we incur such charges or write down such assets.

If we are unable to successfully or timely integrate the operations of Newport’s business into our business, we may be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the acquisition and our business could be adversely affected. Additionally, we have incurred and will continue to incur transaction-related costs, including legal, regulatory and other costs associated with implementing integration plans, including facilities and systems consolidation costs and employment-related costs. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset transaction and integration-related costs over time, this net benefit may not be achieved in the near term, or at all. Further, we may not realize the expected benefits from the acquisition. Newport’s business and operations may not achieve the anticipated revenues and operating results. We may in the future choose to close or divest certain sectors or divisions of Newport, which could require us to record losses and/or spend cash relating to such closures or divestitures. Any of the foregoing risks could materially harm our business, financial condition and results of operations.

The terms of our term loan credit facility and asset-based revolving credit facility impose significant financial obligations and risks upon us, limit our ability to take certain actions, and could discourage a change in control.

In April 2016, we obtained a term loan credit facility and a revolving credit facility in connection with financing our acquisition of Newport, and we subsequently amended the term loan facility in June and December 2016 to reduce the interest rate spread. The term loan credit facility, as amended in December 2016, provides us with senior secured financing of $628 million with a term of seven years. The revolving credit facility provides us with senior secured financing of up to $50 million, subject to a borrowing base limitation.

Our indebtedness under these credit facilities has increased our interest expense and could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions. Our indebtedness could also reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and may create competitive disadvantages relative to other companies with lower debt levels. If we do not achieve the expected benefits and cost savings from the acquisition, or if the financial performance of the combined company does not meet current expectations, then our ability to service our indebtedness may be adversely impacted.

A significant portion of the amounts outstanding under the credit facilities bear interest at variable interest rates. If interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flows. In addition, our credit ratings affect the cost and availability of future borrowings and, accordingly, our cost of capital. Our ratings of our indebtedness reflect each nationally recognized statistical rating organization’s opinion of our financial strength, operating performance and ability to meet our debt obligations. There can be no assurance that we will achieve a particular rating or maintain a particular rating in the future. Moreover, we may be required to raise substantial additional financing to fund working capital, capital expenditures, acquisitions or other general corporate requirements. Our ability to arrange additional financing or refinancing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. There can be no assurance that we will be able to obtain additional financing or refinancing on terms acceptable to us or at all.

The term loan credit facility and the revolving credit facility contain a number of negative covenants that, among other things and subject to certain exceptions, restrict our ability and/or our subsidiaries’ ability to:

•	incur additional indebtedness;

•	pay certain dividends on our capital stock or redeem, repurchase or retire certain capital stock or certain other indebtedness;

•	make certain investments, loans and acquisitions;

•	engage in certain transactions with our affiliates;

•	sell assets, including capital stock of our subsidiaries;

•	materially alter the business we conduct;

•	consolidate or merge;

•	incur liens; and

•	engage in sale-leaseback transactions.

These covenants restrict our ability to engage in or benefit from these actions, thereby limiting our flexibility in planning for, or reacting to, changes and opportunities in the markets in which we compete, such as limiting our ability to engage in mergers and acquisitions. This could place us at a competitive disadvantage.

The term loan credit agreement and the revolving credit agreement contain customary events of default, including:

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

A substantial portion of our shipments occurs shortly after an order is received, and therefore we generally operate with a relatively low level of backlog. As a result, a decrease in demand for our products from one or more customers could occur with limited advance notice and could have a material adverse effect on our results of operations in any particular period. Further, with respect to certain of our business lines, we often recognize a significant portion of net revenues in the last month of each fiscal quarter, due in part to the tendency of some customers to wait until late in a quarter to commit to purchase certain of our products as a result of capital expenditure approvals and constraints occurring at the end of a quarter, or the hope of obtaining more favorable pricing from a competitor seeking the business. Thus, variations in timing of sales can cause significant fluctuations in our quarterly sales, gross margin and profitability. Orders expected to ship in one period could shift to another period due to changes in the timing of our customers’ purchase decisions, rescheduled delivery dates requested by our customers, manufacturing capacity constraints or logistics delays. Our operating results for a particular quarter or year may be adversely affected if our customers, particularly our largest customers, cancel or reschedule orders, or if we cannot fill orders in time due to capacity constraints or unexpected delays in manufacturing, testing, shipping or product acceptance. Also, we base our manufacturing plans on our forecasted product mix. If the actual product mix varies significantly from our forecast, we may not be able to fill some orders, which would result in delays in the shipment of our products and could shift sales to a subsequent period. A significant percentage of our expenses are fixed and based in part on expectations of future net revenues. The inability to adjust spending quickly enough to compensate for any shortfall would magnify the adverse impact of a shortfall in net revenues on our results of operations. Factors that could cause fluctuations in our financial results include:

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

As a result of the factors discussed above, it is likely that we may in the future experience quarterly or annual fluctuations, and that, in one or more future quarters, our operating results may fall below the expectations of public market analysts or investors. In any such event, the price of our common stock could fluctuate or decline significantly. Consequently, we believe that quarter-to-quarter and year-to-year comparisons of our results of operations, or any other similar period-to-period comparisons, may not be reliable indicators of our future performance.

The loss of net revenues from any one of our major customers would likely have a material adverse effect on us.

Our top ten customers accounted for approximately 39%, 49% and 50% of our net revenues for the years 2016, 2015 and 2014, respectively. One customer, Applied Materials, Inc., accounted for approximately 14%, 18% and 19% of our net revenues for the years 2016, 2015 and 2014, respectively, and another customer, Lam Research Corporation, accounted for 11%, 13% and 13% of our net revenues for the years 2016, 2015 and 2014, respectively. In any one reporting period, a single customer or several customers may contribute even a larger percentage of our consolidated revenues. Although our acquisition of Newport has reduced our customer concentration somewhat, the loss of a major customer or any reduction in orders by these customers, including reductions due to market or competitive conditions, would likely have a material adverse effect on our business, financial condition and results of operations. None of our significant customers has entered into an agreement with us requiring it to purchase any minimum quantity of our products. The demand for our products from our semiconductor capital equipment customers depends on the cyclicality of our served markets, specifically semiconductor device manufacturer customers.

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

Since our inception, we have made acquisitions and, as a part of our business strategy, we may enter into additional business combinations and acquisitions. Our ability to successfully identify suitable acquisition targets, complete acquisitions on acceptable terms, and efficiently and effectively integrate our acquired businesses into our organization is critical to our growth. We may not be able to identify target companies that meet our strategic objectives or successfully negotiate and complete acquisitions with companies we have identified on acceptable terms. Additionally, our credit facilities only permit us to make acquisitions under certain circumstances, and restrict our ability to incur additional indebtedness. Further, the process of integrating acquired companies into our operations requires significant resources and is time consuming, expensive and disruptive to our business. We may not realize the benefits we anticipate from these acquisitions because of the following significant challenges:

•	the difficulty of integrating the operations, technology and personnel of the acquired companies;

•	the potential disruption of our ongoing business and distraction of management;

•	possible internal control weaknesses of the acquired companies;

•	significant expenses related to the acquisitions;

•	potential unknown liabilities associated with acquired businesses;

•	potentially incompatible cultural differences between the two companies;

•	incorporating the acquired company’s technology and products into our current and future product lines, and successfully generating market demand for these expanded product lines;

•	potential additional geographic dispersion of operations;

•	the difficulty in achieving anticipated synergies and efficiencies;

•	the difficulty in leveraging the acquired company’s and our combined technologies and capabilities across our product lines and customer base;

•	potential sales disruptions as a result of integrating the acquired company’s sales channels with our sales channels; and

•	our ability to retain key customers, suppliers and employees of an acquired company.

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

As a result of our previous acquisitions, we have several different decentralized operating and accounting systems. We will need to continue to modify our accounting policies, internal controls, procedures and compliance programs to provide consistency across all of our operations. In order to increase efficiency and operating effectiveness and improve corporate visibility into our decentralized operations, we are currently implementing two worldwide Enterprise Resource Planning (“ERP”) systems, one for our Vacuum & Analysis segment and one for our Light & Motion segment. We expect to continue to implement the ERP systems in phases over the next few years. Any future implementations may risk potential disruption of our operations during the conversion periods and the implementations could require significantly more management time and higher implementation costs than currently estimated.

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

Many of our products are complex and customers for these products require substantial time to qualify our products and make purchase decisions. In addition, some of our sales to defense and security customers are under major defense programs that involve lengthy competitive bidding and qualification processes. These customers often perform, or require us to perform, extensive configuration, testing and evaluation of our products before committing to purchasing them, which can require a significant upfront investment by us. The sales cycle for these products from initial contact through shipment varies significantly, is difficult to predict and can last more than a year. If we fail to anticipate the likelihood, costs, or timing associated with sales of these products, our business and results of operations would be harmed.

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

Our business depends on its timely supply of equipment, services and related products that meet the rapidly changing technical and volume requirements of our customers, which depends in part on the timely delivery of parts, components and subassemblies (parts) from suppliers, including contract manufacturers. Cyclical industry conditions and the volatility of demand for manufacturing equipment increase capital, technical, operational and other risks for us and for companies throughout our supply chain. We may also experience significant interruptions of our manufacturing operations, delays in our ability to deliver products or services, increased costs or customer order cancellations as a result of:

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

As of December 31, 2016, our goodwill and intangible assets, net, represented approximately $997 million, or 45% of our total assets. Goodwill is generated in our acquisitions when the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets we acquire. Goodwill is subject to an impairment analysis at least annually based on the fair value of the reporting unit. Intangible assets relate primarily to the developed technologies, customer relationships and patents and trademarks acquired by us as part of our acquisitions of other companies and are subject to an impairment analysis whenever events or changes in circumstances exist that indicate that the carrying value of the intangible asset might not be recoverable. We will continue to monitor and evaluate the carrying value of goodwill and intangible assets. If market and economic conditions or business performance deteriorate, the likelihood that we would record an impairment charge would increase, which impairment charge could materially and adversely affect our results of operations.

We operate in highly competitive industries.

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

Our business is subject to risks inherent in conducting business globally. International revenues account for a significant portion of total net sales, with a substantial portion of such sales originating in Asia (especially Korea, Japan, Israel, China and Taiwan) and Europe (especially France and Germany). We expect that international revenues will continue to account for a significant percentage of total net sales for the foreseeable future, and that in particular, the proportion of our sales to Asian customers will continue to increase. Additionally, we have substantial international manufacturing, sales and administrative operations, with significant facilities and employee populations in Europe, Israel and Asia. Our international operations expose us to various risks, which include:

•	adverse changes or instability in the political or economic conditions in countries or regions where we manufacture or sell our products;

•	challenges of administering our diverse business and product lines globally;

•

the actions of government regulatory authorities, including embargoes, executive orders, import and export restrictions, tariffs, currency controls, trade restrictions and trade barriers, license requirements, environmental and other regulatory requirements and other rules and regulations applicable to the manufacture, import and export of our products, all of which are complicated and potentially conflicting, often require significant investments in cost, time and resources for compliance, and may impose strict and severe penalties for noncompliance;

•	greater risk of violations of applicable U.S. and international anti-corruption laws by our employees, sales representatives, distributors or other agents;

•	longer accounts receivable collection periods and longer payment cycles;

•	overlapping, differing or more burdensome tax structures;

•	adverse currency exchange rate fluctuations;

•	reduced or inconsistent protection of intellectual property;

•	shipping and other logistics complications;

•	the imposition of restrictions on currency conversion or the transfer of funds;

•	costs associated with the repatriation of our overseas earnings;

•	the expropriation of private enterprises;

•	more complex and burdensome labor laws and practices in countries where we have employees;

•	cultural and management style differences;

•	preference for locally-produced products;

•	changes in labor conditions and difficulties in staffing and managing foreign operations, including, but not limited to, the formation of labor unions;

•	difficulties in staffing and managing each of our individual international operations; and

•	increased risk of exposure to civil unrest, terrorist and military activities.

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

In particular, transferring product lines to other manufacturing locations and/or to our contract manufacturers’ facilities often requires us to transplant complex manufacturing equipment and processes across a large geographical distance and to train a completely new workforce concerning the use of this equipment and these processes. In addition, certain of our customers may require the requalification of products supplied to them in connection with the relocation of manufacturing operations. If we are unable to manage this transfer and training smoothly and comprehensively, or if we are unable to complete the requalification of products in a timely manner, we could suffer manufacturing and supply chain delays, excessive product defects, harm to our results of operations and our reputation with our customers, and loss of customers. We also may not realize the cost and tax advantages that we currently anticipate from locating operations in Mexico, China, Israel and Romania. For example, we are experiencing rising material, labor and shipping costs in China and the potential for new tariffs on our products manufactured in Mexico.

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

We are subject to trade compliance laws in both the United States and other jurisdictions where we operate. For example, exports of our products and technology developed or manufactured in the U.S. are subject to export controls imposed by the U.S. Government and administered by the U.S. Departments of Commerce, State and Treasury. Similar export regulations govern exports of our products and technology developed or manufactured in certain other countries, including Austria, France, Germany, Israel and Romania. In certain instances, these regulations may require obtaining licenses from the administering agency prior to exporting products or technology to international locations or foreign nationals, including foreign nationals employed by us in the United States and abroad. For products and technology subject to the U.S. Export Administration Regulations administered by the U.S. Department of Commerce’s Bureau of Industry and Security, the requirement for a license is dependent on the type and end use of the product and technology, the final destination and the identity and nationality of the end user. Virtually all exports from the United States of defense articles subject to the International Traffic in Arms Regulations, administered by the Department of State’s Directorate of Defense Trade Controls, require a license. The Israeli Ministry of Economy and the Defense Export Control Agency of the Israeli Ministry of Defense administer similar export regulations and license requirements, which apply to many of our products and technology developed or manufactured in Israel. Obtaining export licenses can be difficult and time-consuming, and we may not be successful in obtaining them. Failure to obtain export licenses to enable product and technology exports could reduce our revenue, harm our relationships with our customers and could adversely affect our business, financial condition and results of operations. Compliance with export regulations may also subject us to additional fees and costs. The absence of comparable export restrictions on competitors in other countries may adversely affect our competitive position. In addition, if we or our international representatives or distributors fail to comply with any of these export regulations, we or they could be subject to civil and criminal, monetary and non-monetary penalties, disruptions to our business, restrictions on our ability to export products and technology and damage to our reputation, and our business and results of operations could be significantly harmed. While we have implemented policies and procedures to comply with these laws, we cannot be certain that our employees, contractors, suppliers or agents will not violate such laws or our policies. For example, as a result of a 2012 U.S. Government investigation, a former employee of our Shanghai office and a third party not affiliated with us were imprisoned for export violations relating to the sale of certain of our products. We were not a target of the government’s investigation and we cooperated fully with the government’s investigation. In addition, although we conducted our own internal investigation and took corrective human resources actions and have, since 2012, implemented additional export compliance procedures, we cannot be certain these efforts will be sufficient to avoid similar situations in the future.

Unfavorable currency exchange rate fluctuations may lead to lower operating margins or may cause us to raise or reduce prices, which could result in reduced sales.

Currency exchange rate fluctuations could have an adverse effect on our net revenues and results of operations and we could experience losses with respect to our hedging activities. Unfavorable currency fluctuations could require us to increase or decrease prices to foreign customers, which could result in lower net revenues from such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be adversely affected by declining net revenues or profit margins for our products in international markets when the sales are translated into U.S. dollars. Such exchange rate fluctuations could also increase the costs and expenses of our non-U.S. operations when translated into U.S. dollars or require us to modify our current business practices. In addition, most sales made by our foreign subsidiaries are denominated in the currency of the country in which these products are sold and the currency they receive in payment for such sales could be less valuable at the time of receipt as a result of exchange rate fluctuations. We enter into forward foreign exchange contracts to reduce a portion of our currency exposure arising from intercompany sales of inventory as well as intercompany accounts receivable and intercompany loans. However, we cannot be certain that our efforts will be adequate to protect us against significant currency fluctuations or that such efforts will not expose us to additional exchange rate risks.

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

Holders of our common stock are only entitled to receive such dividends when and if they are declared by our board of directors. Further, our credit facilities restrict our ability to pay dividends on our capital stock under certain circumstances. Although we have declared cash dividends on our common stock since 2011, we are not required to do so and we may reduce or eliminate our cash dividend in the future. This could adversely affect the market price of our common stock.

Our dependence on sole and limited source suppliers, and international suppliers, could affect our ability to manufacture products and systems.

We rely on sole and limited source suppliers and international suppliers for a few of our components and subassemblies that are critical to the manufacturing of our products due to unique component designs as well as specialized quality and performance requirements needed to manufacture our products. This reliance involves several risks, including the following:

•	the potential inability to obtain an adequate supply of required components;

•	reduced control over pricing and timing of delivery of components; and

•	the potential inability of our suppliers to develop technologically advanced products to support our growth and development of new products.

We believe we could obtain and qualify alternative sources for most sole and limited source and international supplier parts; however, the transition time may be long if we were required to obtain alternative sources. Seeking alternative sources for these parts could require us to redesign our systems, resulting in increased costs and likely shipping delays. In such an event, any inability to redesign our systems could result in further costs and shipping delays. These increased costs would decrease our profit margins if we could not pass the costs to our customers. Further, shipping delays could damage our relationships with current and potential customers and have a material adverse effect on our business and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.	Properties

The following table provides information concerning MKS’ principal and certain other owned and leased facilities as of December 31, 2016:

Country	City	Sq. Ft.	Activity	Reportable Segment	Lease Expires
CHINA	Shenzhen	242,000	Manufacturing	Vacuum & Analysis	August 31, 2025
	Wuxi	64,500	Manufacturing	Light & Motion	October 31, 2021
FRANCE	Beaune-la Roland	86,000	Manufacturing, Research and Development	Light & Motion	Owned
ISRAEL	Jerusalem	80,300	Manufacturing, Sales, Research and Development	Light & Motion	(1)
MEXICO	Nogales	124,200	Manufacturing, Service	Vacuum & Analysis	August 31, 2023
S. KOREA	Kyunggi	54,700	Sales, Customer Support, Service	Vacuum & Analysis	February 15, 2027
UNITED STATES	Andover, MA	123,700	Corporate Headquarters, Manufacturing, Research and Development	Vacuum & Analysis	(2)
	Boulder, CO	86,000	Manufacturing, Customer Support, Service, Research and Development	Vacuum & Analysis	(3)
	Franklin, MA	55,600	Manufacturing, Customer Support, Research and Development	Light & Motion	January 31, 2026
	Irvine, CA	254,900	Manufacturing, Research and Development	Light & Motion	(4)
	Longmont, CO	60,900	Manufacturing, Customer Support, Service, Research and Development	Vacuum & Analysis	February 29, 2020
	Methuen, MA	85,000	Manufacturing, Customer Support, Service, Research and Development	Vacuum & Analysis	Owned
	Rochester, NY	52,000	Manufacturing, Customer Support, Research and Development	Light & Motion	(5)
	Rochester, NY	156,000	Manufacturing, Sales, Customer Support, Service, Research and Development	Vacuum & Analysis	Owned
	Santa Clara, CA	139,500	Manufacturing, Customer Support, Research and Development	Light & Motion	March 31, 2021
	Wilmington, MA	118,000	Manufacturing, Customer Support, Service, Research and Development	Vacuum & Analysis	Owned

(1)

MKS owns one facility with 35,600 square feet and leases two other facilities with 31,100 square feet and 13,600 square feet with a lease expiration date of December 31, 2018 and March 18, 2017, respectively.

(2)	MKS owns one facility with 82,000 square feet and leases another facility with 41,700 square feet with a lease expiration date of October 31, 2027.

(3)	MKS owns one facility with 47,000 square feet and leases another facility with 39,000 square feet with a lease expiration date of May 31, 2020.

(4)

MKS leases a facility with 212,300 square feet with a lease expiration date of February 28, 2022. MKS leases another facility with 42,600 square feet with a lease expiration date of February 28, 2022, which is currently vacant.

(5)	MKS owns one facility with 12,000 square feet and leases another facility with 40,000 square feet with a lease expiration date of July 31, 2019.

In addition to the material manufacturing and other operations conducted at the above listed leased or owned facilities, MKS also provides manufacturing, worldwide sales, customer support and services from various other leased and owned facilities throughout the world not listed in the table above. See “Business—Sales, Marketing, Service and Support.”

Item 3.	Legal Proceedings

On March 9, 2016, a putative class action lawsuit captioned Dixon Chung v. Newport Corp., et al, Case No. A-16-733154-C, was filed in the District Court, Clark County, Nevada on behalf of a putative class of stockholders of Newport for claims related to the Merger Agreement between us, Newport, and by and among the Company, PSI Equipment, Inc., a wholly owned subsidiary of the Company (“Merger Sub”). The complaint, filed on March 9, 2016, named as defendants us, Newport and Merger Sub, and certain then-current and former members of Newport’s former board of directors. The complaint alleges that the named directors breached their fiduciary duties to Newport’s stockholders by agreeing to sell Newport through an inadequate and unfair process, which led to inadequate and unfair consideration, and by agreeing to unfair deal protection devices. The complaint also alleges that we, Newport, and Merger Sub aided and abetted the named directors’ alleged breaches of their fiduciary duties. The complaint seeks injunctive relief, including to enjoin or rescind the Merger Agreement, monetary damages, and an award of attorneys’ and other fees and costs, among other relief. On March 25, 2016, the plaintiff in the Chung action filed an amended complaint, which adds certain allegations, including that the preliminary proxy statement filed by Newport on March 15, 2016 (the “Proxy”) omitted material information. The amended complaint also names as defendants us, Newport, Merger Sub, and then-current members of Newport’s board of directors.

Also on March 25, 2016, a second putative class action complaint captioned Hubert C. Pincon v. Newport Corp., et al., Case No. A-16-734039-B, was filed in the District Court, Clark County, Nevada, on behalf of a putative class of Newport’s stockholders for claims related to the Merger Agreement. The complaint names as defendants us, Newport, and Merger Sub and the then-current members of Newport’s former board of directors. It alleges that the named directors breached their fiduciary duties to Newport’s stockholders by agreeing to sell Newport through an inadequate and unfair process, which led to inadequate and unfair consideration, by agreeing to unfair deal protection devices, and by omitting material information from the Proxy. The complaint also alleges that we, Newport, and Merger Sub aided and abetted the named directors’ alleged breaches of their fiduciary duties. The complaint seeks injunctive relief, including to enjoin or rescind the Merger Agreement, and an award of attorneys’ and other fees and costs, among other relief.

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

On October19, 2016, plaintiffs filed an amended complaint captioned In re Newport Corporation Shareholder Litigation, Case No. A-16-733154-B, in the District Court, Clark County, Nevada, on behalf of a class of Newport’s stockholders for claims related to the Merger Agreement. The complaint names as defendants us, Newport, and the then-current members of Newport’s former board of directors. It alleges that the named directors breached their fiduciary duties to Newport’s stockholders by agreeing to sell Newport through an inadequate and unfair process, which led to inadequate and unfair consideration, by agreeing to unfair deal protection devices, and by omitting material information from the Proxy. The complaint also alleges that we and Newport aided and abetted the named directors’ alleged breaches of their fiduciary duties. The complaint seeks monetary damages, including pre- and post-judgment interest. On December 9, 2016, both we and the Newport defendants filed motions to dismiss. Plaintiffs filed an opposition to the motions to dismiss on January 13, 2017. On February 3, 2017, we and the Newport defendants filed their reply briefs in support of their motions to dismiss. A hearing on the motions to dismiss was held on February 15, 2017.

We believe that the claims asserted in the amended complaint have no merit and we intend to defend vigorously against these claims.

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

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol MKSI. On February 22, 2017, the closing price of our common stock, as reported on the NASDAQ Global Select Market, was $68.45 per share. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported by the NASDAQ Global Select Market.

	2016		2015
	High	Low	High	Low
First Quarter	$38.14	$30.67	$36.97	$32.94
Second Quarter	43.06	35.02	39.65	32.73
Third Quarter	54.73	41.34	38.51	31.62
Fourth Quarter	61.30	46.51	38.25	29.00

On February 22, 2017, we had approximately 99 stockholders of record.

Dividend Policy and Cash Dividends

Holders of our common stock are entitled to receive dividends when and if they are declared by our board of directors. During 2016, our board of directors declared a cash dividend of $0.17 per share during the first, second, third and fourth quarters of 2016, which totaled $36.4 million or $0.68 per share. During 2015, our board of directors declared a cash dividend of $0.165 per share during the first quarter of 2015 and a cash dividend of $0.17 per share during each of the second, third and fourth quarters of 2015, which totaled $36.0 million or $0.675 per share.

Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of our board of directors. The board of directors intends to declare and pay cash dividends on our common stock based on the financial conditions and results of operations of the Company, although it has no obligation to do so. Our credit facilities contain covenants that restrict our ability to grant cash dividends in certain circumstances.

On February 13, 2017, our board of directors declared a quarterly cash dividend of $0.175 per share to be paid on March 10, 2017 to shareholders of record as of February 27, 2017.

Purchase of Equity Shares

On July 25, 2011, our board of directors approved and on July 27, 2011, we publicly announced, a share repurchase program for the repurchase of up to an aggregate of $200 million of our outstanding common stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means (the “Program”). The timing and quantity of any shares repurchased will depend upon a variety of factors, including business conditions, stock market conditions and business development activities, including, but not limited to, merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice. During the twelve months ended December 31, 2016, we repurchased approximately 45,000 shares of our common stock for $1.5 million at an average price of $34.50 per share. We have repurchased approximately 1,770,000 shares of our common stock for approximately $52.0 million pursuant to the Program since its adoption.

Comparative Stock Performance

The following graph compares the cumulative total shareholder return (assuming reinvestment of dividends) from investing $100 on December 31, 2011, and plotted at the last trading day of each of the fiscal years ended December 31, 2012, 2013, 2014, 2015 and 2016, in each of MKS’ common stock; a peer group index which represents a combination of all companies comprising the Morningstar Semiconductor Equipment & Materials Industry Group Index and Morningstar Scientific & Technical Instruments Industry Group Index, published by Zacks Investment Research, Inc., with these indices weighted one-half (1/2) and one-half (1/2), respectively, as our peer group has changed from the prior year as a result of the Newport Merger; and the NASDAQ Market Index. In our Annual Report on Form 10-K for the period ended December 31, 2015, the Morningstar Semiconductor Equipment & Materials Industry Group Index was our peer group index in the prior year and as such, we have included this in the chart below for comparative purposes. The stock price performance on the graph below is not necessarily indicative of future price performance. Our common stock is listed on the NASDAQ Global Select Market under the ticker symbol MKSI.

Performance Graph

	2011	2012	2013	2014	2015	2016
MKS Instruments, Inc.	$100.00	$94.84	$112.66	$140.71	$141.05	$236.47
NASDAQ Market Index	$100.00	$117.45	$164.57	$188.84	$201.98	$219.89
Morningstar Semiconductor Equipment & Materials Industry Group	$100.00	$114.72	$162.53	$201.98	$174.91	$234.22
Morningstar Semiconductor Equipment & Materials/Scientific & Technical Instruments	$100.00	$115.83	$155.34	$178.00	$154.60	$202.60

*	Semiconductor Equipment & Materials and Scientific & Technical Instruments indices weighted 1/2 and 1/2, respectively.

Item 6.	Selected Financial Data

Selected Consolidated Financial Data

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Statement of Operations Data(1)
Net revenues	$1,295,342	$813,524	$780,869	$669,420	$643,508
Gross profit(2)	565,619	362,872	337,766	266,574	269,479
Income from operations(3)	157,267	156,612	135,142	58,387	74,223
Net income(4)	$104,809	$122,297	$115,778	$35,776	$48,029
Basic net income per share	$1.96	$2.30	$2.17	$0.67	$0.91
Diluted net income per share	$1.94	$2.28	$2.16	$0.67	$0.90
Cash dividends paid per common share	$0.68	$0.675	$0.655	$0.64	$0.62

Balance Sheet Data(1)
Cash and cash equivalents	$228,623	$227,574	$305,437	$288,902	$287,588
Short-term investments(5)	189,463	430,663	286,795	361,120	339,811
Working capital(5)	761,469	848,527	791,665	811,214	801,029
Total assets	2,212,242	1,273,347	1,224,044	1,213,018	1,152,562
Short-term debt(6)	10,993	—	—	—	—
Long-term debt, net(6)	601,229	—	—	—	—
Other liabilities	131,921	21,482	38,595	63,073	61,095
Stockholders’ equity	$2,212,242	$1,160,881	$1,081,822	$1,021,523	$1,012,156

(1)	The Statement of Operations Data and the Balance Sheet Data for 2016 include statement of operations data and assets and liabilities acquired as a result of the acquisition of Newport in April 2016.

(2)	Gross profit for 2016 includes a $15.1 million charge for the amortization of the inventory step-up to fair value related to our acquisition of Newport in April 2016.

(3)

Income from operations for 2016 includes a $15.1 million charge for the amortization of the inventory step-up to fair value, $27.3 million of acquisition and integration costs from our acquisition of Newport and $5.0 million of an asset impairment charge. Income from operations for 2015 includes $2.1 million of restructuring charges. Income from operations for 2014 includes $2.5 million of restructuring charges. Income from operations for 2013 includes $2.6 million of costs and other benefits related to the retirement of the Company’s Chief Executive Officer in the fourth quarter of 2013, $1.4 million of restructuring charges and $1.1 million from an insurance reimbursement related to a 2012 litigation settlement. Income from operations for 2012 includes $5.3 million for payment of litigation settlement and $1.3 million of acquisition related costs from our acquisition of Plasmart, Inc. in 2012.

(4)

Net income for 2016 includes charges, net of tax, $9.8 million of amortization of inventory step-up to fair value, $19.0 million of acquisition and integration costs, $5.0 million of an asset impairment charge and a $2.0 million withholding tax on dividends. These charges are offset by a tax benefit of $5.0 million for a legal entity restructuring. Net income for 2015 includes charges, net of tax, of $1.4 million of restructuring costs. Net income for 2015 also includes $7.7 million in tax credits for reserve releases related to the settlement of tax audits. Net income for 2014 includes charges, net of tax, of $1.5 million of restructuring costs. Net income for 2014 also includes $14.6 million in tax credits for reserve releases related to the settlement of tax audits and the expiration of the statute of limitations. Net income for 2013 includes charges, net of tax, of $1.6 million of costs and other benefits related to the retirement of the Company’s Chief Executive Officer and $0.9 million of restructuring costs and a benefit, net of tax, of $0.7 million from an insurance reimbursement related to a 2012 litigation settlement. Net income for 2012 includes charges, net of tax, of $3.3 million for a litigation settlement and $0.8 million of acquisition related costs.

(5)

Effective December 31, 2015, the Company changed the method of classification of its investments previously classified as long-term investments to short-term investments within current assets. For the years ended December 31, 2014, 2013 and 2012, short-term investments have been re-classified to include investments with contractual maturities greater than one year from the date of purchase as management had the ability and intent, if necessary, to liquidate any of its cash equivalents and investments in order to meet the Company’s liquidity needs in the next twelve months. Accordingly, working capital includes investments with contractual maturities greater than one year from the date of purchase.

(6)	Short-term and long-term debt includes $6.3 million and $600.7 million, respectively, related to the Term Loan Credit Agreement used to partially finance the acquisition of Newport in April 2016.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global provider of instruments, subsystems and process control solutions that measure, control, power, deliver, monitor and analyze critical parameters of advanced manufacturing processes to improve process performance and productivity. Our products are derived from our core competencies in automation and control, gas composition analysis, lasers, materials delivery, optics, photonics, pressure, power, reactive gas and vacuum. We also provide services relating to the maintenance and repair of our products, software maintenance, installation services and training.

Our primary served markets are manufacturers of capital equipment for semiconductor manufacturing, electronic thin films, life and health sciences, process and industrial technologies, as well as research and defense.

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

Effective April 29, 2016, in conjunction with our acquisition of Newport, we changed the structure of our reportable segments based upon our organizational structure and how our Chief Operating Decision Maker (“CODM”) utilizes information provided to allocate resources and make decisions. Our two reportable segments are the Vacuum & Analysis segment and the Light & Motion segment. The Vacuum & Analysis segment represents the legacy MKS business and the Light & Motion segment represents the legacy Newport business.

The Vacuum & Analysis segment provides a broad range of instruments, components, subsystems and software which are derived from our core competencies in pressure measurement and control, flow measurement and control, gas and vapor delivery, gas composition analysis, residual gas analysis, leak detection, control and information technology, ozone generation and delivery, RF & DC power, reactive gas generation and vacuum technology. The Light & Motion segment provides a broad range of instruments, components and subsystems which are derived from our core competencies in lasers, photonics and optics.

We have a diverse base of customers and our primary served markets are manufacturers of capital equipment for semiconductor manufacturing, electronic thin films, life and health sciences, process and industrial technologies, as well as research and defense. Approximately 58%, 69% and 70% of our net revenues for the years 2016, 2015 and 2014, respectively, were from sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers. As a result of our acquisition of Newport, we estimate that sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers could account for approximately 50% of our total sales in future periods.

Approximately 42%, 31% and 30% of our net revenues in the years 2016, 2015 and 2014, respectively, were from other advanced manufacturing applications. These include, but are not limited to, thin films, life and health sciences, process and industrial technologies, as well as research and defense.

Net revenues from semiconductor capital equipment manufacture and semiconductor device manufacture customers increased by $186 million or 33% in 2016 compared to 2015 and increased $17 million or 3% in 2015 compared to 2014. The increase in 2016 compared to 2015 is attributed to net semiconductor revenues from the Newport Merger of $103 million and net semiconductor revenues from the legacy MKS business (Vacuum & Analysis segment), which increased $83 million or 15% in 2016 compared to 2015. The semiconductor capital equipment industry is subject to rapid demand shifts, which are difficult to predict, and we are uncertain as to the timing or extent of future demand or any future weakness in the semiconductor capital equipment industry.

Our net revenues from customers in other advanced markets, which exclude semiconductor capital equipment and semiconductor device manufacture customers, increased by $296 million or 118% in 2016 compared to 2015 and increased $15 million or 6% in 2015 compared to 2014. The increase in 2016 compared to 2015 is primarily attributed to revenues from customers in other advanced markets from the Newport Merger of $320 million. This increase is offset by a decrease in net revenues from customers in other advanced markets from the legacy MKS business (Vacuum & Analysis segment) of $24 million or 9%, mainly related to the general industrial, medical and solar markets. Revenues from customers in other advanced markets are made up of many different markets, including general industrial, life sciences, defense, research and solar. Some of these markets are project-based and our revenues can fluctuate quarter to quarter.

A significant portion of our net revenues are from sales to customers in international markets. For the years ended December 31, 2016, 2015 and 2014, international net revenues accounted for approximately 48%, 44% and 43% of our total net revenues, respectively. A significant portion of our international net revenues were in Korea, Japan and Israel. We expect that international net revenues will continue to represent a significant percentage of our total net revenues. Long-lived assets, located in the United States, were $123 million, $57 million and $58 million as of December 31, 2016, 2015 and 2014, respectively, excluding goodwill and intangibles and long-term tax-related accounts. Long-lived assets, located outside of the United States, were $78 million, $15 million, and $17 million as of December 31, 2016, 2015 and 2014, respectively, excluding goodwill and intangibles and long-term tax-related accounts.

On March 17, 2015, we acquired Precisive, LLC (“Precisive”) for $12.1 million, net of $0.4 million of cash acquired. Precisive is an innovative developer of optical analyzers based on Tunable Filter Spectroscopy, which provide real-time gas analysis in the natural gas and hydrocarbon processing industries, including refineries, hydrocarbon processing plants, gas-to-power machines, biogas processes and fuel gas transportation and metering, while delivering customers a lower total cost of ownership.

On May 30, 2014, we acquired Granville-Phillips, a division of Brooks Automation, Inc., for $87 million. Granville-Phillips is a leading global provider of vacuum measurement and control instruments to the semiconductor, thin film and general industrial markets.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, pension plan valuations, inventory, warranty costs, stock-based compensation expense, intangible assets, goodwill and other long-lived assets, in-process research and development and income taxes. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the most significant judgments, assumptions and estimates we use in preparing our consolidated financial statements:

Revenue Recognition and Allowance for Doubtful Accounts.    Revenue from product sales is recorded upon transfer of title and risk of loss to the customer provided that there is evidence of an arrangement, the sales price is fixed or determinable, and collection of the related receivable is reasonably assured. In most transactions, we have no obligations to our customers after the date products are shipped other than pursuant to warranty obligations. We do not frequently enter into arrangements with multiple deliverables; however, for those revenue arrangements with multiple deliverables, we allocate revenue to each element based upon its relative selling price using vendor-specific objective evidence (“VSOE”), or third-party evidence (“TPE”) or based upon the relative selling price using estimated prices if VSOE or TPE does not exist. Under Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition—Multiple Elements, we recognize revenue and related costs for arrangements with multiple deliverables as each element is delivered or completed based upon the lesser of its relative selling price, determined based upon the price that would be charged on a standalone basis, or the amount contractually due upon delivery of each element. If a portion of the total contract price is not payable until installation is complete, we do not recognize such portion as revenue until completion of installation. Some services, such as installation, are not often sold by us or our competitors on a stand-alone basis. Therefore, we calculate the estimated selling price based on specific facts and circumstances for each service. For example, the relative selling price for installation is determined by estimating the installation hours for a particular product, using historical experience, multiplied by the standards service billing rate. Under ASC 605-20, Revenue Recognition – Services, revenue for separately priced extended warranties and product maintenance contracts are excluded from the scope of ASC 605-25 and the selling price (without regard to the allocation methodology under ASC 605-25) is recognized over the related contract periods. Shipping and handling fees billed to customers, if any, are recognized as revenue. The related shipping and handling costs are recognized in cost of sales.

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

Inventory.    We value our inventory at the lower of cost (first-in, first-out method) or market. We regularly review inventory quantities on hand and record a provision to write-down excess and obsolete inventory to its estimated net realizable value, if less than cost, based primarily on our estimated forecast of product demand. Once our inventory value is written-down and a new cost basis has been established, the inventory value is not increased due to demand increases. Demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases as a result of supply shortages or a decrease in the cost of inventory purchases as a result of volume discounts, while a significant decrease in demand could result in an increase in the charges for excess inventory quantities on hand. In addition, our industry is subject to technological change, new product development and product technological obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results. For 2016, 2015 and 2014, our charges for excess and obsolete inventory totaled $16.0 million, $13.6 million and $12.1 million, respectively.

Warranty Costs.    We provide for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. We provide warranty coverage for our products for periods ranging from 12 to 36 months, with the majority of our products for periods ranging from 12 to 24 months. Short-term accrued warranty obligations, which expire within one year, are included in other current liabilities and long-term accrued warranty obligations are included in other liabilities in the consolidated balance sheet. We estimate the anticipated costs of repairing our products under such warranties based on the historical costs of the repairs and any known specific product issues. The assumptions we use to estimate warranty accruals are re-evaluated periodically in light of actual experience and, when appropriate, the accruals are adjusted. Our determination of the appropriate level of warranty accrual is based upon estimates. Should product failure rates differ from our estimates, actual costs could vary significantly from our expectations. Defective products will be either repaired or replaced, generally at our option, upon meeting certain criteria.

Pension Plans.    Several of our non-U.S. subsidiaries have defined benefit pension plans covering substantially all full-time employees of those subsidiaries. Some of the plans are unfunded, as permitted under the plans and applicable laws. For financial reporting purposes, the calculation of net periodic pension costs is based upon a number of actuarial assumptions, including a discount rate for plan obligations, an assumed rate of return on pension plan assets and an assumed rate of compensation increase for employees covered by the plan. All of these assumptions are based upon our judgment, considering all known trends and uncertainties. Actual results that differ from these assumptions would impact future expense recognition and the cash funding requirements of our pension plans.

Stock-Based Compensation Expense.    We record compensation expense for all share-based compensation awards to employees and directors based upon the estimated fair market value of the underlying instrument. Accordingly, share-based compensation cost is measured at the grant date, based upon the fair value of the award.

We typically issue restricted stock units (“RSUs”) as stock-based compensation. We also provide employees the opportunity to purchase shares through an Employee Stock Purchase Plan (“ESPP”). For RSUs, the fair value is the stock price on the date of grant. We estimate the fair value of stock appreciation rights and shares issued under our ESPP, using the Black Scholes pricing model, which is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, expected life, risk free interest rate and expected dividends. Management determined that blended volatility, a combination of historical and implied volatility, is more reflective of market conditions and a better indicator of expected volatility than historical or implied volatility alone. We are also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

Certain RSUs involve stock to be issued upon the achievement of performance conditions (“performance shares”) under our stock incentive plans. Such performance shares become available subject to time-based vesting conditions if, and to the extent that, financial or operational performance criteria for the applicable period are achieved. Accordingly, the number of performance shares earned will vary based on the level of achievement of financial or operational performance objectives for the applicable period. Until such time that our performance can ultimately be determined, each quarter we estimate the number of performance shares to be earned based on an evaluation of the probability of achieving the performance objectives. Such estimates are revised, if necessary, in subsequent periods when the underlying factors change our evaluation of the probability of achieving the performance objectives. Accordingly, share-based compensation expense associated with performance shares may differ significantly from the amount recorded in the current period.

As part of the Newport Merger, we assumed the outstanding stock appreciation rights of Newport (“SARs”). For SARs, the converted number of shares, fair value, vesting schedule and expiration dates are all based on the original grant date information. The stock-based compensation reflects the remaining fair value for all unvested SARs as of the acquisition date, recognized over the remaining time to vest.

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

As of October 31, 2016, we performed our annual impairment assessment of goodwill and determined that it is more likely than not that the fair values of the reporting units exceed their carrying amount. We will continue to monitor and evaluate the carrying value of goodwill. If market and economic conditions or business performance deteriorate, this could increase the likelihood of us recording an impairment charge. However, management believes it is not reasonably likely that an impairment will occur at any of its reporting units over the next twelve months.

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

Income Taxes.    We evaluate the realizability of our net deferred tax assets and assess the need for a valuation allowance on a quarterly basis. The future benefit to be derived from our deferred tax assets is dependent upon our ability to generate sufficient future taxable income in each jurisdiction of the right type to realize the assets. We record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized. To the extent we established a valuation allowance, an expense is recorded within the provision for income taxes line in the consolidated statements of operations and comprehensive income. In future periods, if we were to determine that it was more likely than not that we would not be able to realize the recorded amount of our remaining net deferred tax assets, an adjustment to the valuation allowance would be recorded as an increase to income tax expense in the period such determination was made.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total net revenues of certain line items included in our consolidated statements of operations and comprehensive income data:

	Years Ended December 31,
	2016	2015	2014
Net revenues:
Product	87.5%	85.7%	86.3%
Service	12.5	14.3	13.7

Total net revenues	100.0%	100.0%	100.0%
Cost of revenues:
Product	48.5	45.9	47.9
Service	7.8	9.5	8.8

Total cost of revenues	56.3%	55.4%	56.7%

Gross profit	43.7%	44.6%	43.3%
Research and development	8.5	8.4	8.1
Selling, general and administrative	17.7	15.9	16.9
Acquisition and integration costs	2.1	—	0.1
Asset impairment	0.4	—	—
Restructuring	—	0.2	0.3
Amortization of intangible assets	2.8	0.8	0.6

Income from operations	12.2%	19.3%	17.3%
Interest income	—	0.3	0.1
Interest expense	2.3	—	—
Other expense, net	—	—	—

Income before income taxes	9.9%	19.6%	17.4%
Provision for income taxes	1.8	4.6	2.6

Net income	8.1%	15.0%	14.8%

Year Ended December 31, 2016, Compared to 2015 and 2014

Net Revenues

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Product	$1,134.0	$697.1	$673.8
Service	161.3	116.4	107.1

Total net revenues	$1,295.3	$813.5	$780.9

Product revenues increased $436.9 million during 2016 compared to 2015. This increase was primarily attributed to the Newport Merger, as sales by Newport accounted for product revenues of $387.1 million during 2016. Product revenues increased for our legacy MKS business (Vacuum & Analysis segment) by $49.8 million during 2016, compared to 2015, primarily due to an increase in product revenues from our semiconductor capital equipment and semiconductor device manufacture customers of $71.3 million, primarily due to volume, offset by a decrease in product revenues from our other advanced markets of $21.5 million, primarily related to volume decreases in the solar, thin film and data storage markets.

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

Service revenues consisted mainly of fees for services related to the repair of our products, software license and maintenance, installation services and training. Service revenues increased $44.9 million during 2016 compared to 2015. This increase was primarily attributed to the Newport Merger, as revenues associated with Newport services accounted for $35.8 million of service revenues for 2016. Service revenues increased for our legacy MKS business (Vacuum & Analysis segment) by $9.1 million during 2016, compared to the 2015, primarily due to service revenues from the semiconductor markets of $11.5 million, offset by a decrease in service revenues from other advanced markets of $2.4 million. Service revenues increased $9.3 million during 2015 compared to 2014. This increase was primarily attributed to increases in the semiconductor markets, which increased $8.1 million.

Total international net revenues, including product and service, were $619.7 million for 2016 or 47.8% of net revenues, compared to $355.2 million for 2015, or 43.7% of net revenues, and $332.4 million, or 42.6% of net revenues for 2014. The increase of $264.5 million in 2016 mainly relates to $186.4 million from our Newport Merger. The majority of our foreign revenues are from sales to customers in Asia, primarily in Korea, Japan and Israel.

The following table sets forth our net revenues by reportable segment:

Net Revenues

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Vacuum & Analysis	$872.3	$813.5	$780.9
Light & Motion	423.0	—	—

Total net revenues	$1,295.3	$813.5	$780.9

Net revenues for our Vacuum & Analysis segment increased $58.8 million in 2016 compared to 2015, primarily due to an increase in net revenues from our semiconductor capital equipment manufacture and semiconductor device manufacture customers of $82.8 million, offset by a decrease in revenues of $24.0 million from our other advanced markets, primarily related to volume decreases in the solar, thin film and data storage markets. Net revenues for our Vacuum & Analysis segment increased $32.6 million in 2015 compared to 2014. This increase was attributed to an increase in net revenues from our semiconductor capital equipment and semiconductor device manufacture customers of $17.5 million and an increase in net revenues of $15.2 million from our other advanced markets, primarily related to increases in our solar markets.

Net revenues from our Light & Motion segment were $423.0 million for 2016. This segment represents the Newport business, which was acquired during the second quarter of 2016, including sales in the scientific research, microelectronics, life science and industrial markets.

The following is gross profit as a percentage of net revenues by product and service:

Gross Profit

	Years Ended December 31,			% Points Change in 2016	% Points Change in 2015
(As a percentage of net revenues)	2016	2015	2014
Product	44.6%	46.4%	44.5%	(1.8)%	1.9%
Service	36.9	34.0	35.6	2.9	(1.6)

Total gross profit percentage	43.7%	44.6%	43.3%	(0.9)%	1.3%

Gross profit on product revenues decreased by 1.8 percentage points during 2016 compared to 2015. The decrease was primarily due to a decrease of 3.8 percentage points due to higher material costs, mainly related to $15.1 million of purchase accounting inventory step-up adjustments related to the Newport Merger, a net decrease of 2.3 percentage points due to higher overhead costs related to the Newport Merger and a net decrease of 0.9 percentage points due to unfavorable product mix, partially offset by an increase of 5.0 percentage points due to higher revenue volumes, mainly due to the Newport Merger.

Gross profit on product revenues increased by 1.9 percentage points during 2015 compared to 2014. The increase was primarily due to an increase of 1.2 percentage points due to favorable product mix and 0.9 percentage points due to higher revenue volumes.

Cost of service revenues consists primarily of costs for providing services for repair and training which includes salaries, related expenses and other overhead costs. Service gross profit for 2016 increased by 2.9 percentage points during 2016 compared to 2015. The increase was primarily due to a net increase of 3.0 percentage points due to net favorable direct labor and overhead absorption, partially offset by 1.4 percentage points due to unfavorable product mix.

Service gross profit for 2015 decreased by 1.6 percentage points primarily due to a decrease of 2.3 percentage points due to unfavorable product mix.

The following is gross profit as a percentage of net revenues by reportable segment:

Gross Profit

	Years Ended December 31,			% Points Change in 2016	% Points Change in 2015
(As a percentage of net revenues)	2016	2015	2014
Vacuum & Analysis	44.5%	44.6%	43.3%	(0.1)%	1.3%
Light & Motion	41.9	—	—	100.0	—

Total net revenues	43.7%	44.6%	43.3%	(0.9)%	1.3%

Gross profit for our Vacuum & Analysis segment remained relatively flat in 2016 compared to 2015, where increases in margin from increased revenues were offset by unfavorable product mix. Gross profit for our Vacuum & Analysis segment increased by 1.3 percentage points in 2015 compared to 2014, primarily due to an increase of 0.7 percentage points due to higher revenue volumes and 0.7 percentage points due to favorable product mix.

Gross profit for our Light & Motion segment was 41.9% of net revenues in 2016. This included charges of $15.1 million of inventory step-up amortization, related to the Newport Merger. Excluding these inventory step-up amortization charges the gross profit would have been 45.5%. The Light & Motion segment was established in the second quarter of 2016 as a result of the Newport Merger.

Research and Development

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Research and development expenses	$110.6	$68.3	$62.9

Research and development expenses increased $42.3 million during 2016 compared to 2015. The increase was primarily attributed to $38.6 million from the Newport Merger, and consisted primarily of $28.9 million of compensation costs and related benefits, $3.8 million of project materials and $2.7 million of occupancy costs. The remaining increase of $3.7 million related to the legacy MKS business (Vacuum & Analysis segment) consisted primarily of $2.0 million compensation costs and related benefits and $1.4 million for project materials.

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

Selling, General and Administrative

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Selling, general and administrative expenses	$229.2	$129.1	$131.8

Selling, general and administrative expenses increased $100.1 million during 2016 compared to 2015. The increase was primarily attributed to $89.0 million from the Newport Merger, and consisted primarily of $55.4 million of compensation costs and related benefits, $6.5 million of consulting and professional fees, $5.9 million related to depreciation expense, $5.0 million related to commissions expense and $3.5 million for travel and entertainment-related expenses. The remaining increase of $11.1 million related to the legacy MKS business (Vacuum & Analysis segment) consisted primarily of $9.2 million of compensation costs and related benefits and $1.2 million of fees and expenses related to two repricings of our senior secured Term Loan Facility (as defined below).

Selling, general and administrative expenses decreased $2.7 million during 2015 compared to 2014. The decrease was primarily attributed to a $2.0 million decrease in consulting and professional fees and $1.1 million related to favorable foreign exchange. These decreases were partially offset by a $1.0 million increase in compensation related costs, including variable compensation and fringe benefits.

Acquisition and Integration Costs

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Acquisition and integration costs	$27.3	$—	$0.5

We incurred $27.3 million of acquisition and integration costs in 2016 related to the Newport Merger. These costs were primarily related to legal and other professional fees as well as compensation expenses related to change in control agreements for certain executives of Newport. We incurred $0.5 million in 2014, comprised primarily of legal and filing fees related to the acquisition of Granville-Phillips.

Restructuring

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Restructuring	$ 0.6	$ 2.1	$ 2.5

During 2016, we recorded $0.6 million of restructuring charges primarily related to the closing of one of our international facilities.

During 2015, we recorded $2.1 million of restructuring charges primarily related to severance costs associated with a reduction in headcount of 266 people, primarily related to the outsourcing of a non-core foreign manufacturing process and the consolidation of certain foreign manufacturing locations. These restructuring activities were substantially complete by December 31, 2015.

During 2014, we recorded $2.5 million of restructuring charges primarily for severance-related costs related to a reduction in headcount of approximately 131 people throughout our Company. This restructuring was substantially complete at December 31, 2014.

Asset Impairment

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Asset impairment	$5.0	$—	$—

An asset impairment charge of $5.0 million was recognized in 2016 on our investment in a private company.

Amortization of Intangible Assets

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Amortization of intangible assets	$35.7	$6.8	$4.9

Amortization increased by $28.9 million during 2016 compared to 2015. This increase was primarily attributed to the amortization of $29.0 million of intangible assets, acquired through the Newport Merger.

Amortization increased by $1.9 million during 2015 compared to 2014. This increase was primarily attributed to the amortization of intangible assets acquired through our acquisition of Precisive in 2015 and our acquisition of Granville-Phillips in 2014.

Interest Expense, Net

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Interest expense (income), net	$28.0	($2.9)	($1.3)

Interest expense, net, increased by $30.9 million during 2016 compared to 2015. This increase is primarily attributed to $30.4 million of interest expense related to our Term Loan Credit Agreement. Net interest income for 2015 increased $1.6 million compared to 2014. This increase is attributed to a change in the mix of our investment portfolio as well as larger average investment balances.

Other Expense, Net

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Other expense, net	$1.2	$—	$—

Other expense, net, for 2016 includes $2.8 million of foreign exchange losses and other income, net of $1.6 million, primarily attributed to $1.3 million of net proceeds received from a Company-owned life insurance policy. In 2016, we reclassified the impact of foreign exchange losses (gains), from selling, general and administrative expenses to other expense (income), net. The net foreign exchange gains and losses included in selling, general and administrative expenses for the year ended December 31, 2015 and 2014 were a loss of $1.4 million and a loss of $0.3 million, respectively.

Provision for Income Taxes

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Provision for income taxes	$23.2	$37.2	$20.6

The provision for income taxes in each of 2016, 2015 and 2014 are comprised of U.S. federal, state and foreign income taxes.

Our effective tax rate for the years 2016, 2015 and 2014 was 18.1%, 23.3%, and 15.1%, respectively. The effective tax rate in 2016, and related income tax expense, was lower than the U.S. statutory tax rate primarily due to the geographic mix of income and profits earned by the Company’s international subsidiaries being taxed at rates lower than the U.S. statutory tax rate, foreign tax credits and research credits, release of tax reserves and the deduction for domestic production activities. These were partially offset by an increase in the valuation allowance related to certain deferred tax assets and non-deductible acquisition costs.

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

Our effective tax rate has been impacted on a year-to-year basis by the expiration and extension of certain U.S. tax benefits. The tax benefits expired, but were reinstated in past years. The net impact of these tax benefits was approximately 1% for both 2015 and 2014. As part of the 2015 extension, some of the tax benefits, including the research credit that accounts for most of our benefit related to the expiring and reinstated provisions, were made permanent.

At December 31, 2016, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $25.5 million. At December 31, 2015, our total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $4.3 million. The net increase at December 31, 2016 from December 31, 2015 was primarily attributable to the addition of historical gross unrecognized tax benefits for Newport and its subsidiaries which were included as a result of the acquisition of Newport in April 2016. At December 31, 2016, excluding interest and penalties, there were $18.4 million of net unrecognized tax benefits that, if recognized, would impact our annual effective tax rate. We accrue interest and, if applicable, penalties for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. At December 31, 2016, 2015 and 2014, we had accrued interest on unrecognized tax benefits of approximately $0.5 million, $0.2 million and $0.6 million, respectively.

Over the next 12 months it is reasonably possible that we may recognize approximately $3.1 million of previously net unrecognized tax benefits, excluding interest and penalties, related to state and foreign tax positions as a result of the expiration of statutes of limitation. We are subject to examination by U.S. federal, state and foreign tax authorities. The United States Internal Revenue Service commenced an examination of our U.S. federal tax filings for tax years 2011 through 2013 during the quarter ended March 31, 2015. This audit was effectively settled during the quarter ended December 31, 2015 upon our acceptance of the income tax examination changes. As part of the audit, we consented to extend the U.S. statute of limitations for tax year 2011. The U.S. statute of limitations for tax year 2011 expired September 30, 2016.

We also effectively settled another U.S. federal income tax examination, for tax years 2007 through 2009, during the quarter ended December 31, 2014 upon receipt of an audit approval letter from the Joint Committee on Taxation. The statute of limitations for tax years 2007 through 2009 expired on December 31, 2015.

The U.S. statute of limitations remains open for tax years 2013 through present. The statute of limitations for our tax filings in other jurisdictions varies between fiscal years 2007 through present. We also have certain federal credit carry-forwards and state tax loss and credit carry-forwards that are open to examination for tax years 2000 through the present.

On a quarterly basis, we evaluate both positive and negative evidence that affects the realizability of net deferred tax assets and assess the need for a valuation allowance. The future benefit to be derived from our deferred tax assets is dependent upon our ability to generate sufficient future taxable income in each jurisdiction of the right type to realize the assets. In 2016, we increased our valuation allowance by $6.4 million primarily due to the addition of historical deferred tax valuation allowances for Newport and its subsidiaries which were included as a result of the acquisition of Newport in April 2016. During 2015, we decreased our valuation allowance by $20.6 million, primarily related to the expiration of U.S. capital loss carry-forwards. We decreased our valuation allowance for 2014 by $0.3 million, primarily related to the effective settlement of a foreign tax audit.

In 2016 we recorded a net benefit to income tax expense of $2.6 million, excluding interest and penalties, primarily due to the expiration of the statute of limitations related to previously open tax years. For 2015, we recorded a net benefit to income tax expense of $7.3 million, excluding interest and penalties, primarily due to reserve releases related to the effective settlement of a U.S. income tax audit. During 2014, we recorded a net benefit to income tax expense of $13.4 million, excluding interest and penalties, due to reserve releases related to the effective settlement of various U.S. and foreign audits along with the expiration of the statute of limitations related to a previously open tax year.

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

Liquidity and Capital Resources

Cash, cash equivalents and short-term marketable investments, excluding restricted cash, totaled $418.1 million at December 31, 2016, a decrease of $240.1 million compared to $658.2 million at December 31, 2015. This decrease is primarily related to cash and investments used for the Newport Merger. Aside from the Newport Merger, the primary driver in our current and anticipated future cash flows is and will continue to be cash generated from operations, consisting primarily of our net income, excluding non-cash changes and changes in operating assets and liabilities. In periods when our sales are growing, higher sales to customers will result in increased trade receivables, and inventories will generally increase as we build products for future sales. This may result in lower cash generated from operations. Conversely, in periods when our sales are declining, our trade accounts receivable and inventory balances will generally decrease, resulting in increased cash from operations.

Net cash provided by operating activities was $180.1 million for 2016 and resulted primarily from net income of $104.8 million, which included non-cash net charges of $97.6 million, partially offset by an increase in working capital of $22.3 million. The increase in working capital consisted primarily of an increase in trade accounts receivable of $58.1 million, an increase in inventories of $13.8 and an increase in current and non-current assets of $12.2 million. These increases were partially offset by an increase in income taxes of $30.9 million, accounts payable of $16.2 million, an increase in accrued compensation of $11.0 million and an increase in other current and non-current liabilities of $3.7 million.

Net cash provided by operating activities was $138.3 million for 2015 and resulted primarily from net income of $122.3 million, which included non-cash net charges of $48.2 million, partially offset by an increase in working capital of $32.2 million. The increase in working capital consisted primarily of an increase in inventories of $14.5 million, a decrease in accounts payable of $10.6 million, a decrease in income taxes of $8.5 million, a decrease in other current and non-current liabilities of $2.8 million and an increase in other current and non-current assets of $1.5 million. These increases were partially offset by an increase in accrued compensation of $3.3 million and a decrease in trade accounts receivable of $2.3 million.

Net cash used in investing activities was $727.0 million for 2016 and resulted primarily from $939.6 million of cash, primarily used for the acquisition of Newport and $19.1 million used for the purchase of production-related equipment, partially offset by net proceeds from sales and maturities of investments of $231.5 million. Net cash used in investing activities was $167.4 million for 2015 and resulted primarily from $9.9 million of cash primarily used for the acquisition of Precisive, $12.4 million used for the purchase of production-related equipment and $145.1 million from net purchases of investments.

Net cash provided by financing activities was $554.3 million for 2016 and resulted primarily from net proceeds of $598.5 million, primarily related to the Term Loan Facility used to finance the Newport Merger, partially offset by dividend payments made to common stockholders of $36.4 million, restricted cash of $5.9 million for collateral cash deposits relating to letters of credit and net payments related to tax payments made for employee stock awards of $1.9 million. Net cash used in financing activities was $47.1 million for 2015 and consisted primarily of $36.0 million in dividend payments made to common stockholders and $13.3 million for the repurchase of common stock.

On July 25, 2011, our board of directors approved a share repurchase program for the repurchase of up to an aggregate of $200 million of our common stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means. The timing and quantity of any shares repurchased will depend upon a variety of factors, including business conditions, stock market conditions and business development activities, including, but not limited to, merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice. During 2016, we repurchased approximately 45,000 shares of our common stock for $1.5 million at an average price of $34.50 per share. During 2015, we repurchased approximately 369,000 shares of our common stock for $13.3 million at an average price of $36.01 per share.

Holders of our common stock are entitled to receive dividends when and if they are declared by our board of directors. For the year ended December 31, 2016, we paid cash dividends of $36.4 million in aggregate, or $0.68 per share. For the year ended December 31, 2015, we paid cash dividends of $36.0 million in aggregate, or $0.675 per share. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of our board of directors. In addition, under the terms of our senior secured term loan facility and our senior secured asset-based revolving credit facility, we may be restricted from paying dividends under certain circumstances.

On February 13, 2017, our board of directors declared a quarterly cash dividend of $0.175 per share to be paid on March 10, 2017 to shareholders of record as of February 27, 2017.

On April 27, 2016, we invested $9.3 million for a minority interest in a private company, which operates in the field of semiconductor process equipment instrumentation. We accounted for this investment using the cost method of accounting. During the fourth quarter of 2016, we recognized an impairment loss on this investment of $5.0 million.

Term Loan Credit Agreement

In connection with the completion of the Newport Merger, we entered into a term loan credit agreement (the “Credit Agreement”) with Barclays Bank PLC, as administrative agent and collateral agent, and the lenders from time to time party thereto (the “Lenders”), that provided senior secured financing of $780.0 million, subject to increase at our option in accordance with the Credit Agreement (the “Term Loan Facility”). Borrowings under the Term Loan Facility bear interest per annum at one of the following rates selected by the Company: (a) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the “prime rate” quoted in The Wall Street Journal, (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%, and (4) a floor of 1.75%, plus, in each case, an applicable margin of 3.00%; or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, subject to a LIBOR rate floor of 0.75%, plus an applicable margin of 4.00%. We have elected the interest rate as described in clause (b). The Term Loan Facility was issued with original issue discount of 1.00% of the principal amount thereof.

In June 2016, we entered into Amendment No. 1 (the “Re-pricing Amendment 1”) to the Credit Agreement by and among the Company, the Lenders and Barclays Bank PLC, as administrative agent and collateral agent for the Lenders. The Re-pricing Amendment 1 decreased the applicable margin for borrowings under our Term Loan Facility to 2.50% for base rate borrowings and 3.50% for LIBOR borrowings and extended the period during which a prepayment premium may be required for a “Re-pricing Transaction” (as defined in the Credit Agreement) until six months after the effective date of the Re-pricing Amendment 1. In connection with the execution of the Re-pricing Amendment 1, we paid a prepayment premium of 1.00%, or $7.3 million, as well as certain fees and expenses of the administrative agent and the Lenders, in accordance with the terms of the Credit Agreement. Immediately prior to the effectiveness of the Re-pricing Amendment 1, we prepaid $50.0 million of principal under the Credit Agreement. In September 2016, we prepaid an additional $60.0 million under the Credit Agreement.

In December 2016, we entered into Amendment No. 2 (the “Re-pricing Amendment 2”) to the Credit Agreement by and among the Company, the Lenders and Barclays Bank PLC, as administrative agent and collateral agent for the Lenders (as amended from time to time, including Re-pricing Amendment No. 1). The Re-pricing Amendment 2 decreased the applicable margin for the Company’s term loan under the Credit Agreement to 2.75% for LIBOR borrowings with a LIBOR floor of 0.75% and 1.75% for base rate borrowings with a base rate floor of 1.75% and reset the period during which a prepayment premium may be required for a “Re-pricing Transaction” (as defined in the Credit Agreement) until six months after the effective date of the Re-pricing Amendment. In November 2016, prior to the effectiveness of the Re-pricing Amendment 2, we prepaid an additional $40.0 million of principal under the Credit Agreement. After total 2016 prepayments of $150.0 million and regularly scheduled principal payments of $3.4 million, the total outstanding principal balance was $626.6 million as of December 31, 2016.

In September 2016, we entered into an interest rate swap agreement, which has a maturity date of September 30, 2020, to fix the rate on $335.0 million of the outstanding balance of the Credit Agreement. The rate is fixed at 1.198% per annum plus the credit spread of 3.50%.

We incurred $28.7 million of deferred finance fees, original issue discount and a re-pricing fee related to the term loans, which are included in long-term debt in the accompanying consolidated balance sheets and will be amortized to interest expense over the estimated life of the term loans using the effective interest method. A portion of these fees have been written-off in connection with the various debt prepayments during 2016. The remaining balance of the deferred finance fees, original issue discount and re-pricing fee related to the Term Loan was $19.6 million as of December 31, 2016.

Under the Credit Agreement, we are required to prepay outstanding term loans, subject to certain exceptions, with portions of our annual excess cash flow as well as with the net cash proceeds of certain asset sales, certain casualty and condemnation events and the incurrence or issuance of certain debt. We are also required to make scheduled quarterly payments each equal to 0.25% of the original principal amount of the term loans made on the closing date with such original principal amount reduced by any such prepayments (including the $150.0 million prepaid to date in 2016), with the balance due on the seventh anniversary of the closing date.

All obligations under the Term Loan Facility are guaranteed by certain of our domestic subsidiaries, and are secured by substantially all of our assets and the assets of such subsidiaries, subject to certain exceptions and exclusions.

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. If an event of default occurs, the Lenders under the Term Loan Facility will be entitled to take various actions, including the acceleration of amounts due under the Term Loan Facility and all actions generally permitted to be taken by a secured creditor. At December 31, 2016, we are in compliance with all covenants under the Credit Agreement.

Senior Secured Asset-Based Revolving Credit Facility

In connection with the completion of the Newport Merger, we also entered into an asset-based credit agreement with Deutsche Bank AG New York Branch, as administrative agent and collateral agent, the other borrowers from time to time party thereto, and the lenders and letters of credit issuers from time to time party thereto (the “ABL Facility”), that provides senior secured financing of up to $50.0 million, subject to a borrowing base limitation. The borrowing base for the ABL Facility at any time equals the sum of: (a) 85% of certain eligible accounts; plus (b) subject to certain notice and field examination and appraisal requirements, the lesser of (i) the lesser of (A) 65% of the lower of cost or market value of certain eligible inventory and (B) 85% of the net orderly liquidation value of certain eligible inventory and (ii) 30% of the borrowing base; minus (c) reserves established by the administrative agent; provided that until the administrative agent’s receipt of a field examination of accounts receivable the borrowing base shall be equal to 70% of the book value of certain eligible accounts. The ABL Facility includes borrowing capacity in the form of letters of credit up to $15.0 million. We have not drawn against the ABL Facility.

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

We have incurred $1.2 million of costs in connection with the ABL Facility, which were capitalized and included in other assets in the accompanying consolidated balance sheets and will be amortized to interest expense using the straight-line method over the contractual term of five years of the ABL Facility.

In addition to paying interest on outstanding principal under the ABL Facility, we are required to pay a commitment fee in respect of the unutilized commitments thereunder. The initial commitment fee is 0.375% per annum. The total commitment fee recognized in interest expense in 2016 was $0.1 million. Commencing with the completion of the first fiscal quarter ending after the closing of the ABL Facility, the commitment fee is subject to downward adjustment based on the amount of average unutilized commitments for the three-month period immediately preceding such adjustment date. We must also pay customary letter of credit fees and agency fees.

Lines of Credit and Short-Term Borrowing Arrangements

One of our Japanese subsidiaries has lines of credit and short-term borrowing arrangements with two financial institutions which arrangements generally expire and are renewed at three-month intervals. The lines of credit provided for aggregate borrowings as of December 31, 2016 of up to an equivalent of $19.7 million U.S.

dollars. One of the borrowing arrangements has an interest rate based on the Tokyo Interbank Offer Rate at the time of borrowing and the other has an interest rate based on the Japanese Short-term Prime Lending Rate. There were no borrowings outstanding under these arrangements at December 31, 2016 and 2015.

We assumed various revolving lines of credit and a financing facility with the completion of the Newport Merger. These revolving lines of credit and financing facility have no expiration date and provided for aggregate borrowings as of December 31, 2016 of up to an equivalent of $10.7 million U.S. dollars. These lines of credit have a base interest rate of 1.25% plus a Japanese Yen overnight LIBOR rate.

One of our Austrian subsidiaries has four outstanding loans from the Austrian government to fund research and development. These loans are unsecured and do not require principal repayment as long as certain conditions are met. Interest on these loans is payable semi-annually. The interest rates associated with these loans range from 0.75%-2.00%.

We have provided financial guarantees for certain unsecured borrowings and have standby letters of credit, some of which do not have fixed expiration dates. At December 31, 2016, our maximum exposure as a result of these financial guarantees and standby letters of credit was approximately $5.7 million.

Our total cash and cash equivalents and short-term marketable investments at December 31, 2016 consisted of $193.5 million held in the United States and $224.6 million held by our foreign subsidiaries, substantially all of which would be subject to tax in the United States if returned to the United States. We believe that our current cash and investments position and available borrowing capacity, together with the cash anticipated to be generated from our operations, will be sufficient to satisfy our estimated working capital, planned capital expenditure requirements, and any future cash dividends declared by our board of directors or share repurchases through at least the next 12 months and the foreseeable future.

Future contractual obligations as of December 31, 2016 are as follows:

	Payment Due By Period
		Less than			After
Contractual Obligations (In thousands)	Total	1 Year	2-3 years	4-5 years	5 years	Other (1)
Operating lease obligations	$67,303	$16,586	$27,156	$18,131	$5,430	$—
Purchase obligations(2)	247,563	202,167	18,068	17,957	9,371	—
Pension obligations	29,305	2,298	5,370	6,153	15,484	—
Debt	631,864	10,993	13,069	12,606	595,196	—
Other long-term liabilities reflected on the Balance Sheet under U.S. GAAP(3)	102,616	842	11,884	1,152	72,539	16,199

Total	$1,078,651	$232,886	$75,547	$55,999	$698,020	$16,199

(1)	This balance relates to our reserve for uncertain tax positions.

(2)

As of December 31, 2016, we have entered into purchase commitments for certain inventory components and other equipment and services used in our normal operations. The majority of these purchase commitments covered by these arrangements are for periods of one to three years and aggregate to approximately $220.2 million.

(3)	The majority of this balance relates to deferred tax liabilities.

Derivatives

We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments and those utilized as economic hedges. We operate internationally, and in the normal course of business, are exposed to fluctuations in interest rates and foreign exchange rates. These fluctuations can increase the costs of financing, investing and operating the business. We have used derivative instruments, such as forward contracts and foreign currency option contracts and an interest rate hedge to manage certain foreign currency exposure.

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

We also enter into forward exchange contracts to hedge certain balance sheet amounts and foreign currency option contracts related to the Israeli Shekel. To the extent the hedge accounting criteria is not met, the related foreign currency forward contracts and foreign currency option contracts are considered as economic hedges and changes in the fair value of these contracts are recorded immediately in earnings in the period in which they occur. These include hedges that are used to reduce exchange rate risks arising from the change in fair value of certain foreign currency-denominated assets and liabilities (i.e., payables, receivables) and other economic hedges where the hedge accounting criteria were not met.

We had forward exchange contracts with notional amounts totaling $120.2 million outstanding at December 31, 2016 of which $50.0 million were outstanding to exchange Korean Won to U.S. dollars and $30.5 million were outstanding to exchange Japanese Yen to U.S. dollars. We had forward exchange contracts with notional amounts totaling $90.0 million outstanding at December 31, 2015 of which $34.8 million were outstanding to exchange Korean Won to U.S. dollars and $26.8 million were outstanding to exchange Japanese Yen to U.S. dollars.

As of December 31, 2016, the unrealized gain that will be reclassified from accumulated other comprehensive income to earnings over the next twelve months is immaterial. Gains and losses on forward exchange contracts that qualify for hedge accounting are classified in cost of products in 2016, 2015 and 2014 and totaled a loss of $1.4 million, a gain of $3.5 million and a loss of $0.2 million, respectively. There were no ineffective portions of the derivatives recorded in selling, general and administrative costs in 2016, 2015 and 2014.

We hedge certain intercompany accounts receivable and intercompany loans with forward exchange contracts. Typically, as these derivatives hedge existing amounts that are denominated in foreign currencies, the derivatives do not qualify for hedge accounting. Realized and unrealized gains and losses on forward exchange contracts that do not qualify for hedge accounting are recognized currently in earnings. The net foreign exchange loss on these derivatives was immaterial in each of 2016, 2015 and 2014. Starting in 2016, foreign currency gains or losses are classified in other expense, net, while in 2015 and 2014 these gains or losses were classified in selling, general and administrative expenses. The cash flows resulting from forward exchange contracts are classified in our consolidated statements of cash flows as part of cash flows from operating activities. We do not hold or issue derivative financial instruments for trading purposes.

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

Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, “Intangibles-Goodwill and Other (Topic 350).” This standard simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of goodwill. The provisions of this ASU are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the requirements of this ASU and have not yet determined its impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)-Restricted Cash,” an amendment to ASU 2016-15. This standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Early adoption is permitted. The provisions of this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years and should be applied at the time of adoption of ASU 2016-15. We do not expect adoption of this ASU to have a material impact on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740)-Intra-Entity Transfer of Assets Other Than Inventory.” This standard requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs as opposed to when the assets have been sold to an outside party. The provisions of this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years and early adoption is permitted. We are currently evaluating the requirements of this ASU and have not yet determined its impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230)-Classification of Certain Cash Receipts and Cash Payments.” This standard addresses eight specific cash flow issues with the objective of addressing the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230. The provisions of this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the requirements of this ASU and have not yet determined its impact on our consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606)-Narrow-Scope Improvements and Practical Expedients,” an amendment to ASU 2014-09. This standard is intended to reduce the cost and complexity of applying the revenue recognition guidance and result in a more consistent application of the revenue recognition rules. The amendment clarifies the implementation guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes, as well as transitional guidance related to completed contracts. The provisions of this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years and should be applied at the time of the adoption of ASU 2014-09. Early adoption is not permitted. We are currently evaluating the requirements of this ASU and have not yet determined its impact on our consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606)-Identifying Performance Obligations and Licensing,” an amendment to ASU 2014-09. This standard clarifies the implementation guidance on identifying performance obligations and licensing. Specifically, the amendment reduces the cost and complexity of identifying promised goods or services and improves the guidance for determining whether promises are separately identifiable. The amendment also provides implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The provisions of this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years and should be applied at the time of the adoption of ASU 2014-09. Early adoption is not permitted. We are currently evaluating the requirements of this ASU and have not yet determined its impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606)-Principal versus Agent,” an amendment to ASU 2014-09. This standard clarifies the application of principal versus agent guidance, identification of the units of accounting, as well as application of the control principle to certain types of arrangements within the scope of the guidance. The provisions of this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years and should be applied at the time of the adoption of ASU 2014-09. Early adoption is not permitted. We are currently evaluating the requirements of this ASU and have not yet determined its impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718)—Improvements to Employee Share-Based Payment Accounting.” This standard simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years and early adoption is permitted. This ASU will be adopted in the first quarter of 2017 and is expected to result in a material benefit to our tax provision and result in a reduction to the tax rate in our consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330)—Simplifying the Measurement of Inventory.” The amendments in this ASU apply to all inventory that is measured using first-in, first-out or average cost. The new standard requires that an entity measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We will adopt this ASU during the first quarter of 2017 and adoption is not expected to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter. We will adopt this ASU during the first quarter of 2017 and adoption is not expected to have an impact on our consolidated financial statements.

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

We had forward exchange contracts with notional amounts totaling $120.2 million outstanding and a net fair value asset of $2.4 million at December 31, 2016. We had forward exchange contracts with notional amounts totaling $90.0 million outstanding and a net fair value asset of $1.2 million at December 31, 2015. The potential fair value loss for a hypothetical 10% adverse change in the currency exchange rate on our forward exchange contracts at December 31, 2016 and 2015 would be immaterial.

Interest Rate Risk

We hold our cash, cash equivalents and short-term investments for working capital purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of such investments to fluctuate. To minimize this risk, we maintain our portfolio of cash, cash equivalents and short-term investments in a variety of securities including money market funds and government debt securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. The effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our operating results or the total fair value of the portfolio.

We are exposed to market risks related to fluctuations in interest rates related to our Term Loan Facility. As of December 31, 2016, we owed $607.0 million with $335.0 million at a fixed interest rate of 4.7% and $272.0 at a variable interest rate of 3.50%. We performed a sensitivity analysis on the outstanding portion of our debt obligations as of December 31, 2016. Should the current average rate increase or decrease by 10%, the resulting annual increase or decrease to interest expense would be approximately $1.0 million as of December 31, 2016.

From time to time, we have outstanding lines of credit and short-term borrowings with variable interest rates, primarily denominated in Japanese Yen. As of December 31, 2016, $4.7 million was outstanding under these arrangements. These lines of credit have a base interest rate of 1.25% plus a Japanese Yen overnight LIBOR rate. A 10% change in interest rates would not have had a material impact on our operating results.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

MKS Instruments, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of MKS Instruments, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Newport Corporation from its assessment of internal control over financial reporting as of December 31, 2016 because it was acquired by the Company in a purchase business combination during 2016. We have also excluded Newport Corporation from our audit of internal control over financial reporting. Newport Corporation is a wholly-owned subsidiary whose total assets and total revenues represent 22% and 33%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 1, 2017

MKS Instruments, Inc.

Consolidated Balance Sheets

	December 31,
	2016	2015
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$228,623	$227,574
Restricted cash	5,287	—
Short-term investments	189,463	430,663
Trade accounts receivable, net of allowance for doubtful accounts of $3,909 and $1,760 at December 31, 2016 and 2015, respectively	248,757	101,883
Inventories	275,869	152,631
Income tax receivable	4,604	8,682
Other current assets	46,166	18,078

Total current assets	998,769	939,511

Property, plant and equipment, net	174,559	68,856
Goodwill	588,585	199,703
Intangible assets, net	408,004	44,027
Long-term investments	9,858	—
Other assets	32,467	21,250

Total assets	$2,212,242	$1,273,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$10,993	$—
Accounts payable	69,337	23,177
Accrued compensation	67,728	28,424
Income taxes payable	22,794	4,024
Deferred revenue	14,463	7,189
Other current liabilities	51,985	28,170

Total current liabilities	237,300	90,984
Long-term debt, net	601,229	—
Non-current deferred taxes	66,446	2,655
Non-current accrued compensation	44,714	13,395
Other liabilities	20,761	5,432

Total liabilities	970,450	112,466
Commitments and contingencies (Note 23)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 200,000,000 shares authorized; 53,672,861 and 53,199,720 shares issued and outstanding at December 31, 2016 and 2015, respectively	113	113
Additional paid-in capital	777,482	744,725
Retained earnings	494,744	427,214
Accumulated other comprehensive loss	(30,547)	(11,171)

Total stockholders’ equity	1,241,792	1,160,881

Total liabilities and stockholders’ equity	$2,212,242	$1,273,347

The accompanying notes are an integral part of the consolidated financial statements.

MKS Instruments, Inc.

Consolidated Statements of Operations and Comprehensive Income

	Years Ended December 31,
	2016	2015	2014
	(in thousands, except per share data)
Net Revenues:
Products	$1,134,013	$697,104	$673,819
Services	161,329	116,420	107,050

Total net revenues	1,295,342	813,524	780,869
Cost of revenues:
Cost of products	627,850	373,764	374,200
Cost of service	101,873	76,888	68,903

Total cost of revenues (exclusive of amortization shown separately below)	729,723	450,652	443,103
Gross profit	565,619	362,872	337,766
Research and development	110,579	68,305	62,888
Selling, general and administrative	229,171	129,087	131,828
Acquisition and integration costs	27,279	30	499
Restructuring	642	2,074	2,464
Asset impairment	5,000	—	—
Amortization of intangible assets	35,681	6,764	4,945

Income from operations	157,267	156,612	135,142
Interest income	2,560	2,999	1,323
Interest expense	30,611	143	72
Other expense, net	1,239	—	—

Income before income taxes	127,977	159,468	136,393
Provision for income taxes	23,168	37,171	20,615

Net income	$104,809	$122,297	$115,778

Other comprehensive income:
Changes in value of financial instruments designated as cash flow hedges, net of tax expense (benefit)(1)	$3,380	$(469)	$1,210
Foreign currency translation adjustments, net of tax of $0 for 2016, 2015 and 2014	(22,713)	(8,301)	(14,707)
Unrecognized pension loss, net of tax benefit(2)	(266)	—	—
Unrealized gain (loss) on investments, net of tax expense (benefit)(3)	223	(317)	(460)

Total comprehensive income	$85,433	$113,210	$101,821

Net income per share:
Basic	$1.96	$2.30	$2.17

Diluted	$1.94	$2.28	$2.16

Cash dividends paid per common share	$0.68	$0.675	$0.655

Weighted average common shares outstanding:
Basic	53,472	53,282	53,232

Diluted	54,051	53,560	53,515

(1)	Tax expense (benefit) was $2,535, $(85) and $144 for the years ended December 31, 2016, 2015 and 2014, respectively.

(2)	Tax benefit was $(199) for the year ended December 31, 2016 and $0 for 2015 and 2014.

(3)	Tax expense (benefit) was $167, $(58), and $(55) for the years ended December 31, 2016, 2015 and 2014, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

MKS Instruments, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
(in thousands, except share data)	Shares	Amount
Balance at December 31, 2013	53,363,450	$113	$730,571	$278,966	$11,873	$1,021,523
Net issuance under stock-based plans	519,128		2,492			2,492
Stock-based compensation			11,315			11,315
Tax effect from stock-based plans			331			331
Stock repurchase	(727,912)		(9,977)	(10,832)		(20,809)
Cash dividend				(34,851)		(34,851)
Comprehensive income (net of tax):
Net income				115,778		115,778
Other comprehensive loss					(13,957)	(13,957)

Balance at December 31, 2014	53,154,666	$113	$734,732	$349,061	$(2,084)	$1,081,822
Net issuance under stock-based plans	414,187		1,262			1,262
Stock-based compensation			13,013			13,013
Tax effect from stock-based plans			837			837
Stock repurchase	(369,133)		(5,119)	(8,175)		(13,294)
Cash dividend				(35,969)		(35,969)
Comprehensive income (net of tax):
Net income				122,297		122,297
Other comprehensive loss					(9,087)	(9,087)

Balance at December 31, 2015	53,199,720	$113	$744,725	$427,214	$(11,171)	$1,160,881
Net issuance under stock-based plans	517,939		6,902			6,902
Stock-based compensation			25,228			25,228
Tax effect from stock-based plans			1,254			1,254
Stock repurchase	(44,798)		(627)	(918)		(1,545)
Cash dividend				(36,361)		(36,361)
Comprehensive income (net of tax):
Net income				104,809		104,809
Other comprehensive loss					(19,376)	(19,376)

Balance at December 31, 2016	53,672,861	$113	$777,482	$494,744	$(30,547)	$1,241,792

The accompanying notes are an integral part of the consolidated financial statements.

MKS Instruments, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income	$104,809	$122,297	$115,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,926	22,103	20,514
Amortization of inventory step-up adjustment to fair value	15,090	—	2,179
Amortization of debt issuance cost and original issue discount	9,265	—	—
Stock-based compensation	25,228	13,013	11,315
Provision for excess and obsolete inventory	16,039	13,602	12,131
Provision for doubtful accounts	1,109	(255)	668
Deferred income taxes	(38,822)	410	5,264
Excess tax benefits from stock-based compensation	(1,468)	(904)	(447)
Impairment of investment	5,000	—	—
Other	256	275	139
Changes in operating assets and liabilities:
Trade accounts receivable	(58,111)	2,334	6,103
Inventories	(13,798)	(14,501)	(23,089)
Income taxes	30,914	(8,462)	(32,744)
Other current and non-current assets	(12,165)	(1,526)	(325)
Accrued compensation	10,965	3,335	(13,563)
Other current and non-current liabilities	3,681	(2,797)	3,469
Accounts payable	16,180	(10,629)	(5,478)

Net cash provided by operating activities	180,098	138,295	101,914

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(939,591)	(9,910)	(86,950)
Purchases of investments	(268,458)	(385,999)	(360,813)
Maturities of investments	160,917	179,285	249,359
Sales of investments	338,996	61,659	185,186
Purchases of property, plant and equipment	(19,123)	(12,414)	(13,183)
Other	273	8	1,593

Net cash used in investing activities	(726,986)	(167,371)	(24,808)

Cash flows from financing activities:
Restricted cash	(5,860)	—	—
Proceeds from short-term borrowings	18,964	—	—
Payments on short-term borrowings	(11,742)	—	—
Net proceeds from long-term borrowings	744,653	—	—
Payments of long-term borrowings	(153,395)	—	—
Repurchases of common stock	(1,545)	(13,294)	(20,809)
Net proceeds related to employee stock awards	(1,922)	1,262	2,492
Dividend payments	(36,361)	(35,969)	(34,851)
Excess tax benefit from stock-based compensation	1,468	904	447

Net cash provided by (used in) financing activities	554,260	(47,097)	(52,721)

Effect of exchange rate changes on cash and cash equivalents	(6,323)	(1,690)	(7,850)

Increase (decrease) in cash and cash equivalents	1,049	(77,863)	16,535
Cash and cash equivalents at beginning of year	227,574	305,437	288,902

Cash and cash equivalents at end of year	$228,623	$227,574	$305,437

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$20,839	$34	$44
Income taxes	$44,967	$43,239	$47,948

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1)	Business Description

MKS Instruments, Inc. (“MKS” or the “Company”) was founded in 1961 and is a global provider of instruments, subsystems and process control solutions that measure, control, power, deliver, monitor and analyze critical parameters of advanced manufacturing processes to improve process performance and productivity. The Company’s products are derived from its core competencies in automation and control, gas composition analysis, lasers, materials delivery, optics, photonics, pressure, power, reactive gas and vacuum. The primary served markets are manufacturers of capital equipment for semiconductor manufacturing, electronic thin films, life and health sciences, process and industrial technologies, as well as research and defense. The Company groups its products into seven product groups based upon the similarity of the product function, type of product and manufacturing processes. These seven groups are: Analytical and Controls Solutions Products; Materials Delivery Solutions Products; Power, Plasma and Reactive Gas Solutions Products; Pressure and Vacuum Measurement Products; Photonics Products; Optics Products; and Lasers Products.

The Company has two reportable segments: Vacuum & Analysis and Light & Motion.

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

Advertising Costs

Advertising costs are expensed as incurred and were $1,137 in 2016 and immaterial in 2015 and 2014. The increase in 2016 compared to 2015, is due to the Newport Merger which accounted for $992 of the increase.

Stock-Based Compensation

The accounting for share-based compensation expense requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. For restricted stock units (“RSUs”), the fair value is the fair value on the date of grant that normally vests over a three year period. The Company also provides employees the opportunity to purchase shares through an employee stock purchase plan. For shares issued under its employee stock purchase plan, the Company has estimated the fair value on the date of grant using the Black Scholes pricing model, which is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, expected life, risk-free interest rate and expected dividends. The Company is also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

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

Accumulated Other Comprehensive Income

For foreign subsidiaries where the functional currency is the local currency, assets and liabilities are translated into U.S. dollars at the current exchange rate on the balance sheet date. Revenue and expenses are

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded to Accumulated Other Comprehensive Income (“OCI”). Unrealized gains and losses on securities classified as available-for-sale and unrecognized pension gains and losses are included in OCI in consolidated stockholders’ equity. For derivative instruments designated as cash-flow hedges, the effective portion of the derivative’s gain (loss) is initially reported as a component of OCI and is subsequently recognized in earnings when the hedged exposure is recognized in earnings.

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

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

The Company had one customer comprising 14%, 18% and 19% of net revenues for 2016, 2015 and 2014, respectively, and another customer comprising 11%, 13% and 13% of net revenues for 2016, 2015 and 2014, respectively. During the years 2016, 2015 and 2014, approximately 58%, 69% and 70% of the Company’s net revenues, respectively, were from sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers. One customer comprised 10% or more of the Company’s accounts receivable balance as of December 31, 2016.

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

Depreciation is provided on the straight-line method over the estimated useful lives of twenty to thirty-one and one-half years for buildings and three to ten years for machinery and equipment, furniture and fixtures and office equipment, which includes enterprise resource planning software. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the leased asset.

Intangible Assets

Intangible assets resulting from the acquisitions of businesses are estimated by management based on the fair value of assets acquired. These include acquired customer lists, technology, patents, trade names, covenants not to compete and IPR&D. Intangible assets are amortized from one to twelve years on a straight-line basis which represents the estimated periods of benefit and the expected pattern of consumption.

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

The Company has the option of first assessing qualitative factors to determine whether it is necessary to perform the current two-step impairment test or the Company can perform the two-step impairment test without performing the qualitative assessment. For the reporting units that did not experience any significant adverse changes in their business or reporting structures or any other adverse changes, and the reporting unit’s fair value substantially exceeded its amount from the prior year assessment, the Company performed the qualitative “Step 0” assessment. In performing the qualitative Step 0 assessment, the Company considered certain events and circumstances specific to the reporting unit and to the entity as a whole, such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. For the remaining reporting units that did not meet these criteria, the Company performed the two-step goodwill impairment test. Under the two-step goodwill impairment test, the Company compared the fair value of each reporting unit to its respective carrying amount, including goodwill. If the fair value of the reporting unit exceeds the fair value, the second step of the goodwill impairment test must be completed to measure the amount of impairment loss, if any. The second step compares the implied fair value of goodwill with the carrying value of goodwill. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit, the excess of the fair value of the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment loss is recognized equal to the difference.

As of October 31, 2016, the Company performed its annual impairment assessment of goodwill and determined that it is more likely than not that the fair values of the reporting units exceed their carrying amount.

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

Foreign Exchange

The functional currency of the majority of the Company’s foreign subsidiaries is the applicable local currency. For those subsidiaries, assets and liabilities are translated to U.S. dollars at year-end exchange rates. Income and expense accounts are translated at the average exchange rates prevailing during the year. The

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

resulting translation adjustments are included in accumulated other comprehensive income (loss) in consolidated stockholders’ equity. Foreign exchange transaction gains and losses are classified in other income/expense in the statement of Foreign exchange transaction gains and losses, which arise from transaction activity, are reflected in selling, general and administrative expenses in the statement of operations.

Net foreign exchange losses resulting from re-measurement were $2,823 and are included in other expense (income) for the year ended December 31, 2016. Net foreign exchange losses resulting from re-measurement were $1,388 and $314 for the years ended December 31, 2015 and 2014, respectively and were included in selling, general and administrative expenses. These amounts do not reflect the corresponding gain (loss) from foreign exchange contracts. See Note 7 “Derivatives” regarding foreign exchange contracts.

In 2016, we reclassified the impact of foreign exchange losses (gains), from selling, general and administrative expenses to other expense (income), net.

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

During 2014, the Company decreased its valuation allowance by $339 primarily related to the effective settlement of a foreign tax audit. As a result, the valuation allowance was $26,763 at December 31, 2014. During 2015, the Company decreased its valuation allowance by $20,636 primarily related to the expiration of U.S. capital loss carry-forwards. As a result, the valuation allowance was $6,127 at December 31, 2015. During 2016, the Company increased its valuation allowance by $6,400 primarily related to the addition of historical valuation allowances for Newport and its subsidiaries which were included as a result of the acquisition in April 2016. As a result, the valuation allowance was $12,527 at December 31, 2016.

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

4)	Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, “Intangibles-Goodwill and Other (Topic 350).” This standard simplifies how an entity is

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of goodwill. The provisions of this ASU are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the requirements of this ASU and has not yet determined its impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)-Restricted Cash,” an amendment to ASU 2016-15. This standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Early adoption is permitted. The provisions of this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years and should be applied at the time of adoption of ASU 2016-15. The Company does not expect adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740)-Intra-Entity Transfer of Assets Other Than Inventory.” This standard requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs as opposed to when the assets have been sold to an outside party. The provisions of this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years and early adoption is permitted. The Company is currently evaluating the requirements of this ASU and has not yet determined its impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230)-Classification of Certain Cash Receipts and Cash Payments.” This standard addresses eight specific cash flow issues with the objective of addressing the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230. The provisions of this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the requirements of this ASU and has not yet determined its impact on the Company’s consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients,” an amendment to ASU 2014-09. This standard is intended to reduce the cost and complexity of applying the revenue recognition guidance and result in a more consistent application of the revenue recognition rules. The amendment clarifies the implementation guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes, as well as transitional guidance related to completed contracts. The provisions of this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years and should be applied at the time of the adoption of ASU 2014-09. Early adoption is not permitted. The Company is currently evaluating the requirements of this ASU and has not yet determined its impact on the Company’s consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606)—Identifying Performance Obligations and Licensing,” an amendment to ASU 2014-09. This standard clarifies the

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

implementation guidance on identifying performance obligations and licensing. Specifically, the amendment reduces the cost and complexity of identifying promised goods or services and improves the guidance for determining whether promises are separately identifiable. The amendment also provides implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The provisions of this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years and should be applied at the time of the adoption of ASU 2014-09. Early adoption is not permitted. The Company is currently evaluating the requirements of this ASU and has not yet determined its impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606)-Principal versus Agent,” an amendment to ASU 2014-09. This standard clarifies the application of principal versus agent guidance, identification of the units of accounting, as well as application of the control principle to certain types of arrangements within the scope of the guidance. The provisions of this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years and should be applied at the time of the adoption of ASU 2014-09. Early adoption is not permitted. The Company is currently evaluating the requirements of this ASU and has not yet determined its impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718)—Improvements to Employee Share-Based Payment Accounting.” This standard simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years and early adoption is permitted. This ASU will be adopted in the first quarter of 2017 and is expected to result in a material benefit to our tax provision and result in a reduction of the tax rate in the Company’s consolidated financial statements.

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

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330)—Simplifying the Measurement of Inventory.” The amendments in this ASU apply to all inventory that is measured using first-in, first-out or average cost. The new standard requires that an entity measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company will adopt this ASU during the first quarter of 2017 and adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter. The Company will adopt this ASU during the first quarter of 2017 and adoption is not expected to have an impact on the Company’s consolidated financial statements.

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

5)	Investments

Investments classified as short-term consists of the following:

	Years Ended December 31,
Available-for-sale investments:	2016	2015
Time deposits and certificates of deposit	$23,818	$11,892
Bankers’ acceptance drafts	1,439	728
Asset-backed securities	36,809	124,997
Commercial paper	24,381	—
Corporate obligations	46,707	165,109
Municipal bonds	591	8,355
Promissory note	675	—
U.S. treasury obligations	25,414	—
U.S. agency obligations	29,629	119,582

	$189,463	$430,663

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

Investments classified as long-term consists of the following:

	Years Ended December 31,
Available-for-sale investments:	2016	2015
Group insurance contracts	$5,558	$—
Cost method investments:
Minority interest in a private company(1)	4,300	—

	$9,858	$—

(1)	In April of 2016 the Company invested $9,300 for a minority interest in a private company. During 2016, the Company recognized $5,000 of impairment charges related to this cost method investment.

The following table shows the gross unrealized gains and (losses) aggregated by investment category for available-for-sale investments:

As of December 31, 2016:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Short-term investments:
Available-for-sale investments:
Time deposits and certificates of deposit	$23,818	$—	$—	$23,818
Bankers acceptance drafts	1,439	—	—	1,439
Asset-backed securities	36,847	6	(44)	36,809
Commercial paper	24,423	—	(42)	24,381
Corporate obligations	46,700	21	(14)	46,707
Municipal bonds	591	—	—	591
Promissory note	675	—	—	675
U.S. treasury obligations	25,414	—	—	25,414
U.S. agency obligations	29,631	8	(10)	29,629

	$189,538	$35	$(110)	$189,463

As of December 31, 2016:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Long-term investments:
Available-for-sale investments:
Group insurance contracts	$6,276	$—	$(718)	$5,558
Cost method investments:
Minority interest in a private company(1)	4,300	—	—	4,300

	$10,576	$—	$(718)	$9,858

(1)	In April of 2016 the Company invested $9,300 for a minority interest in a private company. During 2016, the Company recognized $5,000 of impairment charges related to this cost method investment.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

As of December 31, 2015:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Short-term investments:
Available-for-sale investments:
Time deposits and certificates of deposit	$11,893	$—	$(1)	$11,892
Bankers acceptance drafts	728	—	—	728
Asset-backed securities	125,271	—	(274)	124,997
Corporate obligations	165,445	5	(341)	165,109
Municipal bonds	8,346	13	(4)	8,355
U.S. agency obligations	119,699	3	(120)	119,582

	$431,382	$21	$(740)	$430,663

The tables above, which show the gross unrealized gains and (losses) aggregated by investment category for available-for-sale investments as of December 31, 2016 and 2015, reflect the inclusion within short-term investments of investments with contractual maturities greater than one year from the date of purchase. Management has the ability, if necessary, to liquidate any of its investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as short-term on the accompanying balance sheets.

Interest income is accrued as earned. Dividend income is recognized as income on the date the stock trades “ex-dividend.” The cost of marketable securities sold is determined by the specific identification method and realized gains or losses are reflected in income and was not material in 2016, 2015 and 2014.

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

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2016, are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$10,155	$10,155	$—	$—
Time deposits and certificates of deposit	4,900	—	4,900	—
Bankers acceptance drafts	448	—	448	—
Commercial paper	11,828	—	11,828	—
Corporate obligations	2,025	—	2,025	—
U.S. agency obligations	3,899	—	3,899	—
Restricted cash – money market funds	5,287	5,287	—	—
Available-for-sale securities:
Time deposits and certificates of deposit	23,818	—	23,818	—
Bankers acceptance drafts	1,439	—	1,439	—
Asset-backed securities	36,809	—	36,809	—
Commercial paper	24,381	—	24,381	—
Corporate obligations	46,707	—	46,707	—
Municipal bonds	591	—	591	—
Promissory note	675	—	675	—
U.S. treasury obligations	25,414	—	25,414	—
U.S. agency obligations	29,629	—	29,629	—
Group insurance contracts	5,558	—	5,558	—
Derivatives — currency forward contracts	2,985	—	2,985	—
Derivatives — options contracts	4	—	4	—
Funds in investments and other assets:
Israeli pension assets	13,910	—	13,910	—
Derivatives — interest rate hedge — non-current	4,900	—	4,900	—
Restricted cash — non-current	573	573	—	—

Total assets	$255,935	$16,015	$239,920	$—

Liabilities:
Derivatives — currency forward contracts	543	—	543	—
Derivatives — options contracts	16	—	16	—

Total liabilities	$559	$—	$559	$—

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Reported as follows:
Assets:
Cash and cash equivalents(1)	$33,255	$10,155	$23,100	$—
Restricted cash	5,287	5,287	—	—
Short-term investments	189,463	—	189,463	—
Other current assets	2,989	—	2,989	—

Total current assets	$230,994	$15,442	$215,552	$—

Long-term investments(2)	$5,558	$—	$5,558	$—
Other long-term assets	18,810	—	18,810	—
Restricted cash—non-current	573	573	—	—

Total long-term assets	$24,941	$573	$24,368	$—

Liabilities:
Other current liabilities	$559	$—	$559	$—

(1)	The cash and cash equivalent amounts presented in the table above do not include cash of $192,432 and non-negotiable time deposits of $2,936 as of December 31, 2016.
(2)	The long-term investments presented in the table above do not include our minority interest investment in a private company, which is accounted for under the cost method.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2015, are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$106,099	$106,099	$—	$—
Bankers acceptance drafts	11	—	11	—
Corporate obligations	330	—	330	—
Available-for-sale securities:
Time deposits and certificates of deposit	11,892	—	11,892	—
Bankers acceptance drafts	728	—	728	—
Asset-backed securities	124,997	—	124,997	—
Corporate obligations	165,109	—	165,109	—
Municipal bonds	8,355	—	8,355	—
U.S. agency obligations	119,582	—	119,582	—
Derivatives—currency forward contracts	1,486	—	1,486	—

Total assets	$538,589	$106,099	$432,490	$—

Liabilities:
Derivatives — currency forward contracts	$263	$—	$263	$—

Reported as follows:
Assets:
Cash and cash equivalents (1)	$106,440	$106,099	$341	$—
Short-term investments	430,663	—	430,663	—
Other current assets	1,486	—	1,486	—

	$538,589	$106,099	$432,490	$—

Liabilities:
Other current liabilities	$263	$—	$263	$—

(1)	The cash and cash equivalent amounts presented in the table above do not include cash of $110,118 and non-negotiable time deposits of $11,016 as of December 31, 2015.

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

Available-For-Sale Investments

As of December 31, 2016, available-for-sale investments consisted of time deposits and drafts denominated in the Euro currency, certificates of deposit, bankers acceptance drafts, asset-backed securities (which include auto loans, credit card receivables and equipment trust receivables), corporate obligations, municipal bonds and U.S. agency obligations.

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

Interest Rate Swap Agreement

On September 30, 2016, the Company entered into an interest rate swap agreement to fix the rate on approximately 50% of its remaining outstanding term loan balance, as described further in Note 15. This hedge fixes the interest rate paid on the hedged debt at 1.198% per annum plus the credit spread of 3.50% through September 30, 2020. The interest rate swap will be recorded at fair value on the balance sheet and changes in the fair value will be recognized in OCI. To the extent that this arrangement is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period it occurs. The notional amount of this transaction was $335,000 and had a fair value of $4,900 at December 31, 2016.

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

As of December 31, 2016 and 2015, the Company had outstanding forward foreign exchange contracts with gross notional values of $120,208 and $89,989, respectively. The following tables provide a summary of the primary net hedging positions and corresponding fair values held as of December 31, 2016 and 2015:

	December 31, 2016
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value (1)
U.S. Dollar/Japanese Yen	$30,522	$763
U.S. Dollar/South Korean Won	50,049	1,342
U.S. Dollar/Euro	18,040	156
U.S. Dollar/U.K. Pound Sterling	6,067	117
U.S. Dollar/Taiwan Dollar	15,530	64

Total	$120,208	$2,442

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

	December 31, 2015
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value (1)
U.S. Dollar/Japanese Yen	$26,848	$(136)
U.S. Dollar/South Korean Won	34,777	915
U.S. Dollar/Euro	10,987	19
U.S. Dollar/U.K. Pound Sterling	4,587	61
U.S. Dollar/Taiwan Dollar	12,790	364

Total	$89,989	$1,223

(1)	Represents the receivable (payable) amount included in the consolidated balance sheet.

The following table provides a summary of the fair value amounts of the Company’s derivative instruments:

	Years Ended December 31,
Derivatives Designated as Hedging Instruments	2016	2015
Derivative assets:
Forward exchange contracts(1)	$2,985	$1,486
Foreign currency option contracts(1)	4	—
Foreign currency interest rate hedge(2)	4,900	—
Derivative liabilities:
Forward exchange contracts(1)	(543)	(263)
Foreign currency option contracts(1)	(16)	—

Total net derivative asset designated as hedging instruments	$7,330	$1,223

(1)

The derivative asset of $2,989 and derivative liability of $(559) related to the foreign exchange contracts and foreign currency option contracts are classified in other current assets and other current liabilities in the consolidated balance sheet as of December 31, 2016. The derivative asset of $1,486 and derivative liability of $(263) are classified in other current assets and other current liabilities in the consolidated balance sheet as of December 31, 2015. These foreign exchange contracts are subject to a master netting agreement with one financial institution. However, the Company has elected to record these contracts on a gross basis in the balance sheet.

(2)	The foreign currency interest rate hedge asset of $4,900 is classified in other assets in the consolidated balance sheet as of December 31, 2016.

The net amount of existing gains as of December 31, 2016 that is expected to be reclassified from OCI into earnings within the next 12 months is immaterial.

The following table provides a summary of the (losses) gains on derivatives designated as hedging instruments:

	Years Ended December 31,
Derivatives Designated as Cash Flow Hedging Instruments	2016	2015	2014
Forward exchange contracts:
Net gain (loss) recognized in OCI(1)	$5,914	$(3,748)	$(984)
Net (loss) gain reclassified from OCI into income(2)	$(1,414)	$3,520	$(160)

(1)	Net change in the fair value of the effective portion classified in OCI.
(2)	Effective portion classified as cost of products in 2016, 2015 and 2014.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

The following table provides a summary of (losses) gains on derivatives not designated as hedging instruments:

	Years Ended December 31,
Derivatives Not Designated as Hedging Instruments	2016	2015	2014
Forward exchange contracts:
Net (loss) gain recognized in income(1)	$(31)	$(40)	$101

(1)

The Company enters into foreign exchange contracts to hedge against changes in the balance sheet for certain subsidiaries and also enters into foreign currency option contracts to mitigate the risk associated with certain foreign currency transactions in the ordinary course of business. These derivatives are not designated as hedging instruments and gains or losses from these derivatives are recorded immediately in other expense, net in 2016 and in selling, general and administrative expenses in 2015 and 2014.

8)	Inventories

Inventories consist of the following:

	Years Ended December 31,
	2016	2015
Raw material	$150,150	$78,352
Work-in-process	39,105	23,297
Finished goods	86,614	50,982

	$275,869	$152,631

Inventory-related excess and obsolete charges of $16,039, $13,602 and $12,131 were recorded in cost of products in the years ended December 31, 2016, 2015 and 2014, respectively.

9)	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	Years Ended December 31,
	2016	2015
Land	$11,115	$8,535
Buildings	100,169	68,881
Machinery and equipment	297,342	119,739
Furniture and fixtures, office equipment and software	139,392	61,490
Leasehold improvements	63,431	21,303
Construction in progress	6,592	4,171

	618,041	284,119
Less: accumulated depreciation	443,482	215,263

	$174,559	$68,856

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

Depreciation of property, plant and equipment totaled $30,245, $15,339 and $15,569 for the years ended 2016, 2015 and 2014, respectively.

10)	Acquisitions

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

The purchase price of Newport consisted of the following:

Cash paid for outstanding shares(1)	$905,254
Settlement of share-based compensation awards(2)	8,824
Cash paid for Newport debt(3)	93,200

Total purchase price	$1,007,278

Less: cash and cash equivalents acquired	(61,463)

Total purchase price, net of cash and cash equivalents acquired	$945,815

(1)	Represents cash paid of $23.00 per share for approximately 39,359,000 shares of Newport common stock, without interest and subject to a deduction for any required withholding tax.
(2)	Represents the vested but not issued portion of Newport share-based compensation awards as of the acquisition date of April 29, 2016.
(3)	Represents the cash paid for the outstanding balance of Newport’s senior secured revolving credit agreement.

The Company funded the payment of the aggregate consideration with a combination of the Company’s available cash on hand and the proceeds from the Company’s senior secured term loan facility, as described in Note 15.

Under the acquisition method of accounting, the total estimated acquisition consideration is allocated to the acquired tangible and intangible assets and assumed liabilities of Newport based on their fair values as of the acquisition date. Any excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed is allocated to goodwill. Goodwill and intangible assets will not be amortizable for tax purposes.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

The following table summarizes the allocation of the purchase price to the fair values assigned to assets acquired and liabilities assumed at the date of the Newport Merger:

Current assets (including cash)	$186,137
Inventory	142,714
Intangible assets	404,506
Goodwill	396,027
Property, plant and equipment	119,932
Long-term assets	22,725

Total assets acquired	1,272,041
Current liabilities	95,156
Intangible liability	4,302
Other long-term liabilities	165,305

Total liabilities assumed	264,763

Fair value of assets acquired and liabilities assumed	1,007,278

Less: cash and cash equivalents acquired	(61,463)

Total purchase price, net of cash and cash equivalents acquired	$945,815

For the year ended December 31, 2016, the Company recorded $15,090 of incremental cost of sale charges associated with the fair value write-up of inventory acquired in the Newport Merger.

The fair value write-up of acquired property, plant and equipment of $36,242 will be amortized over the useful life of the asset. Property, plant and equipment is valued at its value-in-use, unless there was a known plan to dispose of the asset.

The acquired intangible assets are being amortized on a straight-line basis, which approximates the economic use of the asset.

The following table reflects the allocation of the acquired intangible assets and liabilities and related estimate of useful lives:

Order backlog	$12,100	1 year
Customer relationships	247,793	6-18 years
Trademarks and trade names	55,900	Indefinite
Developed technology	75,386	4-8 years
In-process research and development	6,899	Undefined(1)
Leasehold interest (favorable)	6,428	4-5 years

Total intangible assets	$404,506

Leasehold interest (unfavorable)	$4,302

(1)	The useful lives of in-process research and development will be defined in the future upon further evaluation of the status of these programs.

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

While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed on the acquisition date, its estimates and assumptions are subject to refinement. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations. The finalization of the purchase accounting assessment has resulted in changes in the valuation of assets acquired and liabilities assumed during 2016. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company has recorded adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill to reflect additional information received about facts and circumstances which existed at the date of acquisition. The Company recorded adjustments to the assets acquired and liabilities assumed subsequent to the purchase price allocation period in the Company’s operating results in the period in which the adjustments were determined. The size and breadth of the Newport Merger necessitates the use of this measurement period to adequately analyze and assess a number of the factors used in establishing the fair value of certain tangible and intangible assets acquired and liabilities assumed as of the acquisition date and the related tax impacts of any changes made. The Company believes that the measurement period is complete as of December 31, 2016.

The Company believes the amount of goodwill relative to identifiable intangible assets relates to several factors including: (1) potential buyer-specific synergies related to market opportunities for a combined product offering; and (2) potential to leverage the Company’s sales force to attract new customers and revenue and cross sell to existing customers.

The results of this acquisition were included in the Company’s consolidated operations beginning on April 29, 2016. Newport constitutes the Company’s Light & Motion reportable segment (see Note 21).

Certain executives from Newport had severance provisions in their respective Newport employment agreements. The agreements included terms that are accounted for as dual-trigger arrangements. Through the Company’s acquisition accounting, the expense relating to these benefits was recognized in the combined entity’s financial statements; however, the benefit itself will not be distributed until the final provision is met by each eligible executive. The Company recorded costs of $5,816 and $3,334 as compensation expense and stock-based compensation expense, respectively, for the twelve months ended December 31, 2016 in connection with these severance provisions. The shares underlying the restricted stock units and stock appreciation rights that are eligible for accelerated vesting if the executive exercises his rights are not issued as of each reporting period-end and are excluded from the computation of basic earnings per share and included in the computation of diluted earnings per share for such reporting period.

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

	Years Ended December 31,
	2016	2015
Total net revenues	$1,475,637	$1,412,748
Net income	111,076	69,096

Net income per share:
Basic	$2.08	$1.30

Diluted	$2.06	$1.29

The unaudited pro forma financial information above gives effect primarily to the following:

(1)	Incremental amortization and depreciation expense related to the estimated fair value of identifiable intangible assets and property, plant and equipment from the purchase price allocation.
(2)	Revenue adjustments as a result of the reduction in deferred revenue related to its estimated fair value.
(3)	Incremental interest expense related to the Company’s term loan credit agreement.
(4)	The exclusion of acquisition costs and inventory step-up amortization from the year ended December 31, 2016 and the addition of these items to the year ended December 31, 2015.
(5)	The estimated tax impact of the above adjustments.

Cost Method Investment in a Private Company

On April 27, 2016, the Company invested $9,300 for a minority interest in a private company, which operates in the field of semiconductor process equipment instrumentation. The Company accounted for this investment using the cost method of accounting. During the fourth quarter of 2016, the Company recognized an impairment loss on this investment of $5,000 based upon financial information of this private company.

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

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the Precisive acquisition:

Current assets	$693
Non-current assets	18
Intangible assets	5,110
Goodwill	7,042

Total assets acquired	12,863

Total current liabilities assumed	343

Fair value of asset acquired and liabilities assumed	12,520

Less: cash acquired	(435)

Total purchase price, net of cash acquired	$12,085

Substantially all of the purchase price is deductible for tax purposes. The following table reflects the allocation of the acquired intangible assets and related estimates of useful lives. These acquired intangibles will be amortized on a straight-line basis, which approximates the pattern of use.

Order backlog	$50	18 months
Customer relationships	1,430	8 years
Exclusive patent license	2,600	10 years
Trade names	210	10 years
Developed technology	820	10 years

Total intangible assets	$5,110

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

The results of this acquisition were included in the Company’s consolidated operations beginning on March 17, 2015. Precisive is included in the Company’s Instruments, Control and Vacuum Products group within the Vacuum & Analysis segment.

Granville-Phillips

On May 30, 2014, the Company acquired Granville-Phillips, a division of Brooks Automation, Inc., for $86,950. Granville-Phillips is a leading global provider of vacuum measurement and control instruments to the semiconductor, thin film and general industrial markets. The acquisition reflects the Company’s strategy to grow our semiconductor business, while diversifying into other high growth advanced markets.

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

Customer relationships	$21,250	7 years
Trademark and trade names	1,900	12 years
Developed technology	15,700	9-12 years

Total intangible assets	$38,850

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

The results of this acquisition were included in the Company’s consolidated operations beginning on May 30, 2014. The pro forma consolidated statements reflecting the operating results of Granville-Phillips, had it been acquired as of January 1, 2013, would not differ materially from the operating results of the Company as reported for the year ended December 31, 2014. Granville-Phillips is included in the Company’s Instruments, Control and Vacuum Products group and the Vacuum & Analysis segment.

11) Goodwill and Intangible Assets

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

The changes in the carrying amount of goodwill and accumulated impairment losses were as follows:

	2016			2015
	Gross Carrying Amount	Accumulated Impairment Loss	Net	Gross Carrying Amount	Accumulated Impairment Loss	Net
Beginning balance at January 1	$339,117	$(139,414)	$199,703	$331,795	$(139,414)	$192,381
Acquired goodwill(1)	396,027	—	396,027	8,017	—	8,017
Foreign currency translation	(7,145)	—	(7,145)	(695)	—	(695)

Ending balance at December 31	$727,999	$(139,414)	$588,585	$339,117	$(139,414)	$199,703

(1)

During 2016, the Company recorded $396,027 of goodwill related to the Newport Merger. During 2015, the Company recorded $7,042 of goodwill related to the acquisition of Precisive. During 2015, the Company recorded a purchase accounting adjustment of $975 primarily related to an inventory valuation adjustment related to an acquisition that occurred in 2014.

Intangible Assets

The Company is required to test certain long-lived assets when indicators of impairment are present. For the purposes of the impairment test, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. There were no intangible asset impairment charges in 2016, 2015 or 2014.

Components of the Company’s acquired intangible assets are comprised of the following:

As of December 31, 2016	Gross	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology(1)	$176,586	$(97,707)	$(1,068)	$77,811
Customer relationships(1)	285,044	(29,709)	(3,404)	251,931
Patents, trademarks, trade names and other(1)	111,723	(33,397)	(64)	78,262

	$573,353	$(160,813)	$(4,536)	$408,004

(1)

During 2016, the Company recorded $404,506 of separately identified intangible assets related to the Newport Merger, of which $75,386 was completed technology, $247,793 was customer relationships and $81,327 was patents, trademarks, trade names, in-process research and development and other. The Company also recorded $4,302 of unfavorable lease commitments, which is recorded in other liabilities in the balance sheet.

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

Aggregate amortization expense related to acquired intangible assets for the years 2016, 2015 and 2014 was $35,681, $6,764 and $4,945, respectively. The amortization expense in 2016 is net of $569 amortization income from unfavorable lease commitments. Aggregate net amortization expense related to acquired intangible assets and unfavorable lease commitments for future years is:

Year	Amount
2017	$45,252
2018	42,563
2019	39,450
2020	27,580
2021	19,708
Thereafter	173,871

12) Other Assets

	Years Ended December 31,
	2016	2015
Other Assets:
Long-term deferred tax asset	$5,092	$19,252
Other	27,375	1,998

Total other assets	$32,467	$21,250

13)	Other Liabilities

	Years Ended December 31,
	2016	2015
Other Current Liabilities:
Product warranties	$8,200	$5,205
Other	43,785	22,965

Total other current liabilities	$51,985	$28,170

Other Liabilities:
Long-term income taxes payable	$11,622	$4,483
Other	9,139	949

Total other liabilities	$20,761	$5,432

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

14)	Product Warranties

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

Product warranty activities were as follows:

	Years Ended December 31,
	2016	2015
Beginning balance	$5,205	$6,266
Product warranty liability from Newport Merger	3,040	—
Provisions for product warranties	8,858	4,343
Direct charges to warranty liability	(8,685)	(5,296)
Foreign currency translation	(157)	(108)

Ending balance	$8,261	$5,205

15)	Debt

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

On June 9, 2016, the Company entered into Amendment No. 1 (the “Re-pricing Amendment 1”) to the Credit Agreement by and among the Company, the Lenders and Barclays Bank PLC, as administrative agent and collateral agent for the Lenders. The Re-pricing Amendment 1 decreased the applicable margin for borrowings under the Company’s Term Loan Facility to 2.50% for base rate borrowings and 3.50% for LIBOR borrowings and extended the period during which a prepayment premium may be required for a “Re-pricing Transaction” (as defined in the Credit Agreement) until six months after the effective date of the Re-pricing Amendment 1. In

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

connection with the execution of the Re-pricing Amendment 1, the Company paid a prepayment premium of 1.00%, or $7,300, as well as certain fees and expenses of the administrative agent and the Lenders, in accordance with the terms of the Credit Agreement. Immediately prior to the effectiveness of the Re-pricing Amendment 1, the Company prepaid $50,000 of principal under the Credit Agreement. In September 2016, the Company prepaid an additional $60,000 under the Credit Agreement.

On December 14, 2016, the Company entered into Amendment No. 2 (the “Re-pricing Amendment 2”) to the Credit Agreement by and among the Company, the Lenders and Barclays Bank PLC, as administrative agent and collateral agent for the Lenders (as amended from time to time, including Re-pricing Amendment No. 1). The Re-pricing Amendment 2 decreased the applicable margin for the Company’s term loan under the Credit Agreement to 2.75% for LIBOR borrowings with a LIBOR floor of 0.75% and 1.75% for base rate borrowings with a base rate floor of 1.75% and reset the period during which a prepayment premium may be required for a “Re-pricing Transaction” (as defined in the Credit Agreement) until six months after the effective date of the Re-pricing Amendment. In November 2016, prior to the effectiveness of the Re-pricing Amendment 2, the Company prepaid an additional $40,000 of principal under the Credit Agreement. After total 2016 prepayments of $150,000 and regularly scheduled principal payments of $3,395, the total outstanding principal balance was $626,605 as of December 31, 2016.

On September 30, 2016, the Company entered into an interest rate swap agreement, which has a maturity date of September 30, 2020, to fix the rate on $335,000 of the outstanding balance of the Credit Agreement. The rate is fixed at 1.198% per annum plus the credit spread of 3.50%.

The Company incurred $28,747 of deferred finance fees, original issue discount and a re-pricing fee related to the term loans, which are included in long-term debt in the accompanying consolidated balance sheets and will be amortized to interest expense over the estimated life of the term loans using the effective interest method. A portion of these fees have been written-off in connection with the various debt prepayments during 2016. The remaining balance of the deferred finance fees, original issue discount and re-pricing fee related to the Term Loan was $19,642 as of December 31, 2016.

Under the Credit Agreement, the Company is required to prepay outstanding term loans, subject to certain exceptions, with portions of its annual excess cash flow as well as with the net cash proceeds of certain asset sales, certain casualty and condemnation events and the incurrence or issuance of certain debt. The Company is also required to make scheduled quarterly payments each equal to 0.25% of the original principal amount of the term loans made on the closing date with such original principal amount reduced by any such prepayments (including the $150,000 prepaid to date in 2016), with the balance due on the seventh anniversary of the closing date.

All obligations under the Term Loan Facility are guaranteed by certain of the Company’s domestic subsidiaries, and are secured by substantially all of the Company’s assets and the assets of such subsidiaries, subject to certain exceptions and exclusions.

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. If an event of default occurs, the Lenders under the Term Loan Facility will be entitled to take various actions, including the acceleration of amounts due under the Term Loan Facility and all actions generally permitted to be taken by a secured creditor. At December 31, 2016, the Company is in compliance with all covenants under the Credit Agreement.

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

In addition to paying interest on outstanding principal under the ABL Facility, the Company is required to pay a commitment fee in respect of the unutilized commitments thereunder. The initial commitment fee is 0.375% per annum. The total commitment fee recognized in interest expense in 2016 was $128. Commencing with the completion of the first fiscal quarter ending after the closing of the ABL Facility, the commitment fee is subject to downward adjustment based on the amount of average unutilized commitments for the three-month period immediately preceding such adjustment date. The Company must also pay customary letter of credit fees and agency fees.

Lines of Credit and Short-Term Borrowing Arrangements

One of the Company’s Japanese subsidiaries has lines of credit and short-term borrowing arrangements with two financial institutions which arrangements generally expire and are renewed at three-month intervals. The lines of credit provided for aggregate borrowings as of December 31, 2016 of up to an equivalent of $19,675 U.S. dollars. One of the borrowing arrangements has an interest rate based on the Tokyo Interbank Offer Rate at the time of borrowing and the other has an interest rate based on the Japanese Short-term Prime Lending Rate. There were no borrowings outstanding under these arrangements at December 31, 2016 and 2015.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

The Company assumed various revolving lines of credit and a financing facility with the completion of the Newport Merger. These revolving lines of credit and financing facility have no expiration date and provided for aggregate borrowings as of December 31, 2016 of up to an equivalent of $10,693 U.S. dollars. These lines of credit have a base interest rate of 1.25% plus a Japanese Yen overnight LIBOR rate.

One of the Company’s Austrian subsidiaries has four outstanding loans from the Austrian government to fund research and development. These loans are unsecured and do not require principal repayment as long as certain conditions are met. Interest on these loans is payable semi-annually. The interest rates associated with these loans range from 0.75%—2.00%.

Short-term debt:	December 31, 2016
Japanese lines of credit	$4,245
Japanese receivables financing facility	458
Other debt	8
Current portion of Term Loan Facility	6,282

$10,993

Long-term debt:	December 31, 2016
Austrian loans due through March 2020	$548
Term Loan Facility, net(1)	600,681

Other debt	$601,229

(1)	Net of deferred financing fees, original issuance discount and re-pricing fee of $19,642.

The Company recognized interest expense of $30,611 in 2016, primarily related to the Term Loan Facility.

Contractual maturities of the Company’s debt obligations as of December 31, 2016 are as follows:

Year	Amount
2017	$10,993
2018	6,388
2019	6,681
2020	6,324
2021	6,282
Thereafter	595,196

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

16)	Income Taxes

A reconciliation of the Company’s effective tax rate to the U.S. federal statutory rate is as follows:

	Years Ended December 31,
	2016	2015	2014
U.S. Federal income tax statutory rate	35.0%	35.0%	35.0%
Federal tax credits	(1.8)	(1.2)	(1.0)
State income taxes, net of federal benefit	0.8	1.3	2.0
Effect of foreign operations taxed at various rates	(12.7)	(6.4)	(7.3)
Qualified production activity tax benefit	(2.9)	(1.6)	(1.8)
Deferred tax asset valuation allowance	2.1	—	(0.5)
Release of income tax reserves (including interest)	(2.4)	(4.8)	(10.7)
Foreign dividends, net of foreign tax credits	(2.2)	0.7	(1.0)
Acquisition and integration related costs	1.5	—	—
Other	0.7	0.3	0.4

	18.1%	23.3%	15.1%

The components of income from continuing operations before income taxes and the related provision for income taxes consist of the following:

	Years Ended December 31,
	2016	2015	2014
Income from continuing operations before income taxes:
United States	$42,491	$90,401	$86,015
Foreign	85,486	69,067	50,378

	$127,977	$159,468	$136,393

Current taxes:
United States	$17,693	$15,813	$8,361
State	2,359	2,927	1,124
Foreign	41,938	18,021	5,866

	61,990	36,761	15,351
Deferred taxes:
United States	(23,604)	(862)	8,908
State and Foreign	(15,218)	1,272	(3,644)

	(38,822)	410	5,264

Provision for income taxes	$23,168	$37,171	$20,615

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

The significant components of the deferred tax assets and deferred tax liabilities are as follows:

	Years Ended December 31,
	2016	2015
Deferred tax assets:
Carry-forward losses and credits	$50,673	$8,531
Inventory and warranty reserves	24,253	15,404
Accrued expenses and other reserves	16,176	2,343
Stock-based compensation	8,995	3,713
Executive supplemental retirement benefits	6,888	3,947

Total deferred tax assets	$106,985	$33,938

Deferred tax liabilities:
Acquired intangible assets	(127,571)	(9,434)
Depreciation and amortization	(16,428)	(1,724)
Loan costs	(7,282)	—
Unrealized gain	(3,195)	—
Other	(1,336)	(57)

Total deferred tax liabilities	(155,812)	(11,215)

Valuation allowance	(12,527)	(6,127)

Net deferred tax (liabilities) assets	$(61,354)	$16,596

As of December 31, 2016, the Company had federal, state and foreign gross research and other tax credit carry-forwards of $63,925. These credit carry-forwards will expire at various dates through 2036. The Company also had federal, state and foreign gross net operating loss carry-forwards of $50,434. Included in the total carry-forward are $28,476 of losses that can be carried forward indefinitely while the remaining losses of $21,958 begin to expire in 2020.

Although the Company believes that its tax positions are consistent with applicable U.S. federal, state and international laws, it maintains certain tax reserves as of December 31, 2016 in the event its tax positions were to be challenged by the applicable tax authority and additional tax assessed on audit.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Years Ended December 31,
	2016	2015	2014
Balance at beginning of year	$4,332	$19,610	$47,684
Decreases for prior years	(195)	(26)	(13)
Increases for the current year	23,940	322	550
Reductions related to settlements with taxing authorities	—	(15,370)	(18,235)
Reductions related to expiration of statute of limitations	(2,612)	(204)	(10,376)

Balance at end of year	$25,465	$4,332	$19,610

As of December 31, 2016, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was $25,465. As of December 31, 2015, the total amount of gross unrecognized tax benefits, which

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

excludes interest and penalties, was $4,332. The net increase from December 31, 2015 was primarily attributable to the addition of historical unrecognized tax benefits for Newport and its subsidiaries which were included as a result of the acquisition of Newport in April 2016. As of December 31, 2016, excluding interest and penalties, there are $18,417 of net unrecognized tax benefits that, if recognized, would impact the Company’s annual effective tax rate. In 2016, the Company recorded a net benefit to income tax expense of $2,606, excluding interest and penalties, due to the release of income tax reserves related to the expiration of certain statutes of limitation.

The Company accrues interest and, if applicable, penalties for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. As of December 31, 2016, 2015 and 2014, the Company had accrued interest on unrecognized tax benefits of approximately $491, $157 and $578, respectively.

Over the next 12 months it is reasonably possible that the Company may recognize approximately $3,100 of previously net unrecognized tax benefits, excluding interest and penalties, related to state and foreign tax positions as a result of the expiration of statutes of limitation. The Company is subject to examination by U.S. federal, state and foreign tax authorities. The United States Internal Revenue Service commenced an examination of our U.S. federal tax filings for tax years 2011 through 2013 during the quarter ended March 31, 2015. This audit was effectively settled during the quarter ended December 31, 2015 upon the Company’s acceptance of the income tax examination changes. As part of the audit the Company consented to extend the U.S. statute of limitations for tax year 2011. The U.S. statute of limitations for tax year 2011 expired September 30, 2016.

The Company also effectively settled another U.S. federal income tax examination, for tax years 2007 through 2009, during the quarter ended December 31, 2014 upon receipt of an audit approval letter from the Joint Committee on Taxation. The statute of limitations for tax years 2007 through 2009 expired on December 31, 2015.

The U.S. statute of limitations remains open for tax years 2013 through present. The statute of limitations for tax filings in other jurisdictions varies between fiscal years 2007 through present. The company also has certain federal credit carry-forwards and state tax loss and credit carry-forwards that are open for examination for tax years 2000 through the present.

On a quarterly basis, the Company evaluates both positive and negative evidence that affects the realizability of net deferred tax assets and assesses the need for a valuation allowance. The future benefit to be derived from its deferred tax assets is dependent upon its ability to generate sufficient future taxable income to realize the assets.

During 2016, the Company increased its valuation allowance by $6,400 primarily related to the addition of historical valuation allowances for Newport and its subsidiaries which were included as a result of the acquisition in April 2016. During 2015, the Company decreased its valuation allowance by $20,636, primarily related to the expiration of U.S. capital loss carry-forwards. During 2014, the Company decreased its valuation allowance by $339, primarily related to the effective settlement of a foreign tax audit.

Through December 31, 2016, the Company has not provided deferred income taxes on the undistributed earnings of its foreign subsidiaries because such earnings are intended to be permanently reinvested outside of the United States. Determination of the potential deferred income tax liability on these undistributed earnings is not practicable because such liability, if any, is dependent on circumstances existing and tax planning choices available when remittance occurs. At December 31, 2016, the Company had approximately $545,000 of undistributed earnings in its foreign subsidiaries which are considered to be indefinitely reinvested.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

The Company’s Israeli subsidiaries have elected to be treated under a preferential Israeli tax regime under which their taxable income is taxed at reduced tax rates. These reduced rates range anywhere between 9% and 16%. One of the Company’s Israeli subsidiaries effectively settled an examination for tax years 2009 through 2011 during the quarter ended March 31, 2014.

17)	Stockholders’ Equity

Stock Repurchase Program

On July 25, 2011, the Company’s board of directors approved a share repurchase program for the repurchase of up to an aggregate of $200,000 of its outstanding common stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means. The timing and quantity of any shares repurchased will depend upon a variety of factors, including business conditions, stock market conditions and business development activities, including, but not limited to, merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice. The Company has repurchased approximately 1,770,000 shares of common stock for approximately $52,000 pursuant to the program since its adoption.

During 2016, the Company repurchased 44,798 shares of its common stock for $1,545 at an average price of $34.50 per share. During 2015, the Company repurchased 369,133 shares of its common stock for $13,294 at an average price of $36.01 per share.

Cash Dividends

Holders of the Company’s common stock are entitled to receive dividends when and if they are declared by the Company’s board of directors. During 2016, the Company’s board of directors declared a cash dividend of $0.17 per share during the first, second, third and fourth quarters, which totaled $36,361. During 2015, the Company’s board of directors declared a cash dividend of $0.165 per share during the first quarter of 2015 and a cash dividend of $0.17 per share during the second, third and fourth quarters of 2015, which totaled $35,969.

Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of the Company’s board of directors.

On February 13, 2017, the Company’s board of directors declared a quarterly cash dividend of $0.175 per share to be paid on March 10, 2017 to shareholders of record as of February 27, 2017.

18)	Stock-Based Compensation

Employee Stock Purchase Plans

The Company’s Fourth Restated 1999 Employee Stock Purchase Plan (the “Purchase Plan”) authorized the issuance of up to an aggregate of 1,950,000 shares of common stock to participating employees. Offerings under the Purchase Plan commenced on June 1 and December 1 of each year and terminated the following November 30 and May 31, respectively. Under the Purchase Plan, eligible employees purchased shares of common stock through payroll deductions of up to 10% of their compensation or up to an annual maximum amount of $21,250. The price at which an employee’s purchase option was exercised was the lower of (1) 85% of the closing price of the common stock on the NASDAQ Global Select Market on the day that each offering commenced, or (2) 85% of the closing price on the day that each offering terminated. During 2014, the Company

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

issued 69,474 shares of common stock to employees who participated in the Purchase Plan at an exercise price of $24.52 per share. As of June 1, 2014, the Purchase Plan was replaced by the 2014 Employee Stock Purchase Plan (the “2014 ESPP Plan”).

The Company’s Third Amended and Restated International Employee Stock Purchase Plan (the “Foreign Purchase Plan”) authorized the issuance of up to an aggregate of 400,000 shares of common stock to participating employees. Offerings under the Foreign Purchase Plan commenced on June 1 and December 1 of each year and terminated the following November 30 and May 31, respectively. Under the Foreign Purchase Plan, eligible employees purchased shares of common stock through payroll deductions of up to 10% of their compensation or up to an annual maximum amount of $21,250. The price at which an employee’s purchase option was exercised was the lower of (1) 85% of the closing price of the common stock on the NASDAQ Global Select Market on the day that each offering commenced, or (2) 85% of the closing price on the day that each offering terminated. During 2014, the Company issued 20,053 shares of common stock to employees who participated in the Foreign Purchase Plan at an exercise price of $24.52 per share. As of June 1, 2014, the Foreign Purchase Plan was replaced by the 2014 ESPP Plan.

The 2014 ESPP Plan was adopted by the Board of Directors on February 10, 2014 and approved by the Company’s stockholders on May 5, 2014. The 2014 ESPP Plan authorizes the issuance of up to an aggregate of 2,500,000 shares of common stock to participating employees. Offerings under the 2014 ESPP Plan commence on June 1 and December 1 and terminate, respectively, on November 30 and May 31. Under the 2014 ESPP Plan, eligible employees may purchase shares of common stock through payroll deductions of up to 10% of their compensation or up to an annual maximum amount of $21,250. The price at which an employee’s purchase option is exercised is the lower of (1) 85% of the closing price of the common stock on the NASDAQ Global Select Market on the day that each offering commences, or (2) 85% of the closing price on the day that each offering terminates. During 2016, 2015, and 2014, the Company issued 139,079, 140,531, and 82,481 shares, respectively, of common stock to employees who participated in the 2014 ESPP Plan at exercise prices of $31.40 and $35.16 per share in 2016, $30.74 and $31.34 per share in 2015, and $24.33 per share in 2014. As of December 31, 2016, there were 2,137,909 shares reserved for future issuance under the 2014 ESPP Plan.

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

The Company’s 2014 Plan was adopted by the Board of Directors on February 10, 2014 and approved by the Company’s stockholders on May 5, 2014. Up to 18,000,000 shares of common stock (subject to adjustment in the event of stock splits and other similar events) may be issued pursuant to awards granted under the 2014 Plan. The Company may grant options, RSUs, restricted stock, stock appreciation rights and other stock-based awards

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

to employees, officers, directors, consultants and advisors under the 2014 Plan. Any full-value awards granted under the 2014 Plan will be counted against the shares reserved for issuance under the 2014 Plan as 2.4 shares for each share of common stock subject to such award and any award granted under the 2014 Plan that is not a full-value award (including, without limitation, any option or SAR) will be counted against the shares reserved for issuance under the plan as one share for each one share of common stock subject to such award. “Full-value award” means any RSU, or other stock-based award with a per share price or per unit purchase price lower than 100% of fair market value on the date of grant. To the extent a share that was subject to an award that counted as one share is returned to the 2014 Plan, each applicable share reserve will be credited with one share. To the extent that a share that was subject to an award that counts as 2.4 shares is returned to the 2014 Plan, each applicable share reserve will be credited with 2.4 shares. As of December 31, 2016, there were 15,306,423 shares reserved for future issuance under the 2014 Plan.

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

Stock options were granted at an exercise price equal to 100% of the fair value of the Company’s common stock on the date of grant. Generally, stock options granted to employees under the 1995 Plan and the 2004 Plan from 2001 to 2006, vested 25% after one year and 6.25% per quarter thereafter, and expired 10 years after the grant date. Options granted to directors generally vested at the earliest of (1) one day prior to the next annual meeting, (2) 13 months from the date of grant, or (3) the effective date of an acquisition. There were no remaining outstanding stock options as of December 31, 2016 and 2015, respectively under any of the Plans. RSUs granted to employees in 2016, 2015 and 2014 generally vest 33.3% per year on the anniversary of the date of grant. RSUs granted to certain employees who are at least 60 years old and have a minimum of 10 Years of Service (as defined in the applicable RSU agreement) are expensed immediately. RSUs granted to directors generally vest at the earliest of (1) one day prior to the next annual meeting, (2) 13 months from date of grant, or (3) the effective date of a change in control of the Company. Certain RSUs are subject to performance conditions (“performance shares”) under the Company’s 2004 Plan and 2014 Plan. Such performance shares are available, subject to time-based vesting conditions, if, and to the extent that, financial or operational performance criteria for the applicable period are achieved. Accordingly, the number of performance shares earned will vary based on the level of achievement of financial or operational performance objectives for the applicable period.

In connection with the completion of the Newport Merger, the Company assumed:

•

all RSUs granted under any Newport equity plan that were outstanding immediately prior to the effective time of the Newport Merger, and as to which shares of Newport common stock were not fully distributed in connection with the closing of the Newport Merger, and

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

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

Included in the total number of Assumed RSUs were 36,599 RSUs for outside directors that were part of the Newport Deferred Compensation Plan (the “DC Plan”), from which 19,137 underlying shares were released in May 2016. As of December 31, 2016, 17,462 Company RSUs remained outstanding under the DC Plan, and an additional 187 shares of the Company’s common stock were added to the DC Plan due to reinvested dividends. These Assumed RSUs will not become issued shares until their respective release dates.

The shares of the Company’s common stock that are subject to the Assumed SARs and the Assumed RSUs are issuable pursuant to the Company’s 2014 Plan.

The 1,260,525 shares of the Company’s common stock that are issuable pursuant to the Assumed RSUs and the Assumed SARs under the 2014 Plan were registered under the Securities Act of 1933, as amended (“Securities Act”), on a registration statement on Form S-8. These shares are in addition to the 18,000,000 shares of the Company’s common stock reserved for issuance under the 2014 Plan and previously registered under the Securities Act on a registration statement on Form S-8.

The following table presents the activity for RSUs under the Plans:

	Year Ended December 31,
	2016
	Non-vested RSUs	Weighted Average Grant Date Fair Value
Non-vested RSUs — beginning of period	733,162	$30.94
Assumed RSUs from Newport acquisition	360,674	35.01
Accrued dividend shares	187	47.84
Granted	746,721	35.62
Vested	(434,951)	31.20
Forfeited or expired	(80,277)	34.51

Non-vested RSUs — end of period	1,325,516	$34.38

The following table presents the activity for SARs under the Plans:

	Year Ended December 31,
	2016
	Non-vested SARs	Weighted Average Base Value
SARs — beginning of period	—	$—
Assumed SARs from Newport acquisition	899,851	27.71
Granted	—	—
Exercised	(280,106)	26.70
Forfeited or expired	(20,411)	30.29

SARs Outstanding — end of period	599,334	$28.10

There were no options outstanding or exercisable under the Plans at December 31, 2016 and 2015, respectively.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

At December 31, 2016, the Company’s outstanding and exercisable stock appreciation rights, the weighted-average base value, the weighted average remaining contractual life and the aggregate intrinsic value thereof, were as follows:

	Number of Shares	Weighted Average Base Value	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Stock appreciation rights outstanding	599,334	$28.10	3.9	$18,758
Stock appreciation rights exercisable	377,722	$26.62	3.3	$12,383

The total cash received from employees as a result of employee stock option exercises during 2015 was approximately $592. In connection with these exercises, the tax benefit realized by the Company in 2015 was approximately $21. There were no stock options outstanding during 2016.

The Company settles employee stock option exercises, restricted stock unit vesting and stock appreciation rights exercises with newly issued shares of the Company’s common stock.

Stock-Based Compensation Expense

The Company recognized the full impact of its share-based payment plans in the consolidated statements of operations and comprehensive income for the years 2016, 2015 and 2014. As of December 31, 2016 and 2015, the Company capitalized $471 of such cost on its consolidated balance sheet. The following table reflects the effect of recording stock-based compensation for the years 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
Stock-based compensation expense by type of award:
Restricted stock units	$23,302	$11,885	$10,203
Stock appreciation rights	700	—	—
Employee stock purchase plan	1,226	1,128	1,112

Total stock-based compensation	25,228	13,013	11,315
Tax effect on stock-based compensation	(1,254)	(836)	(331)

Net effect on net income	$23,974	$12,177	$10,984

Effect on net earnings per share:
Basic	$0.45	$0.23	$0.21

Diluted	$0.44	$0.23	$0.21

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

The pre-tax effect within the consolidated statements of operations and comprehensive income of recording stock-based compensation for the years 2016, 2015 and 2014 was as follows:

	Years Ended December 31,
	2016	2015	2014
Cost of revenues	$2,997	$1,814	$1,960
Research and development expense	2,529	1,590	1,659
Selling, general and administrative expense	19,702	9,609	7,696

Total pre-tax stock-based compensation expense	$25,228	$13,013	$11,315

Valuation Assumptions

The Company determines the fair value of RSUs based on the closing market price of the Company’s common stock on the date of the award, and estimates the fair value of stock options and employee stock purchase plan rights using the Black-Scholes valuation model. Such values are recognized as expense on a straight-line basis over the requisite service periods, net of estimated forfeitures except for retirement eligible employees in which the Company expenses the fair value of the grant in the period the grant is issued. The estimation of stock-based awards that will ultimately vest requires significant judgment. The Company considers many factors when estimating expected forfeitures, including types of awards and historical experience. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

The Company did not grant options during 2016, 2015 and 2014. There were no options outstanding in 2016. The total intrinsic value of options exercised during 2015 and 2014 was approximately $494 and $958, respectively.

The weighted average fair value per share of employee stock purchase plan rights granted in 2016, 2015 and 2014 was $8.52, $8.16 and $6.37, respectively. The fair value of the employees’ purchase plan rights was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2016	2015	2014
Employee stock purchase plan rights:
Expected life (years)	0.5	0.5	0.5
Risk-free interest rate	0.5%	0.1%	0.1%
Expected volatility	25.4%	26.4%	26.4%
Expected annual dividends per share	$0.68	$0.675	$0.655

Expected volatilities for 2016, 2015 and 2014 are based on a combination of implied and historical volatilities of the Company’s common stock; the expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The total intrinsic value of options exercised, stock appreciation rights exercised and the total fair value of RSUs vested during 2016, 2015 and 2014 was approximately $18,844, $12,868 and $12,106, respectively. As of December 31, 2016, the unrecognized compensation cost related to RSUs and stock appreciation rights was approximately $23,446 and will be recognized over an estimated weighted average amortization period of 0.93 years.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

19)	Employee Benefit Plans

The Company has a 401(k) profit-sharing plan for U.S. employees meeting certain requirements in which eligible employees may contribute between 1% and 50% of their annual compensation to this plan, and, with respect to employees who are age 50 and older, certain specified additional amounts, limited by an annual maximum amount determined by the Internal Revenue Service. The Company, at its discretion, makes certain matching contributions to these plans based on participating employees’ contributions to the plans and their total compensation. The Company’s contributions were $6,524, $2,667 and $2,484 for 2016, 2015 and 2014, respectively.

The Company maintains a bonus plan which provides cash awards to key employees, at the discretion of the compensation committee of the board of directors, based upon operating results and employee performance. In addition, the Company’s foreign locations also have various bonus plans based upon local operating results and employee performance. The total bonus expense was $28,097, $14,599 and $14,434 for 2016, 2015 and 2014, respectively.

The Company provides supplemental retirement benefits for one of its current executive officers and a number of former retired executives. The total cost of these benefits was $1,805, $1,704 and $2,258 for 2016, 2015 and 2014, respectively. The accumulated benefit obligation was $12,450 and $10,645 at December 31, 2016 and 2015, respectively, which was included in other long-term liabilities.

The Company also has a deferred compensation plan for certain Light & Motion segment executives.

Defined Benefit Pension Plans

As a result of the Newport Merger, the Company has assumed all assets and liabilities of Newport’s defined benefit pension plans, which cover substantially all of its full-time employees in France, Germany, Israel and Japan. In addition, there are certain pension assets and liabilities relating to former employees in the United Kingdom. The German plan is unfunded, as permitted under the plan and applicable laws.

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

The net periodic benefit costs for the plans included the following components:

Year Ended December 31, 2016
Service cost	$479
Interest cost on projected benefit obligations	377
Expected return on plan assets	(84)
Amortization of actuarial net loss	406

$1,178

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

The changes in projected benefit obligations and plan assets, as well as the ending balance sheet amounts for the Company’s defined benefit plans, were as follows:

December 31, 2016
Change in projected benefit obligations:
Projected benefit obligations, beginning of year(1)	$2,134
Liabilities assumed through acquisition	22,437
Service cost	479
Interest cost	377
Actuarial (gain) loss	1,085
Benefits paid	(897)
Currency translation adjustments	(2,165)

Projected benefit obligations, end of year	$23,450

Change in plan assets:
Fair value of plan assets, beginning of year(1)	$301
Assets acquired through acquisition	7,896
Company contributions	741
Gain on plan assets	66
Benefits paid	(437)
Currency translation adjustments	(895)

Fair value of plan assets, end of year	7,672

Net underfunded status	$(15,778)

(1)	The beginning of the year balances relate to plans held in Taiwan and Germany in the Vacuum & Analysis segment. These were not disclosed in prior years as the net liability was not material.

Changes in plan assets and benefit obligations recognized in other comprehensive income (loss) included the following components:

Amounts recognized in accumulated comprehensive income:
Accumulated net actuarial loss	$465
Income tax benefit	199

Accumulated other comprehensive loss	$266

The Company’s Israeli plans account for the deferred vested benefits using the shut-down method of accounting, which resulted in assets of $13,910 and $16,224 and vested benefit obligations, reported on a gross basis as of December 31, 2016. Under the shut-down method, the liability is calculated as if it were payable as of the balance sheet date, on an undiscounted basis.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

As of December 31, 2016, the estimated benefit payments for the next 10 years were as follows:

Estimated benefit payments
2017	$2,224
2018	2,266
2019	2,949
2020	2,842
2021	3,151
2022-2026	12,554

$25,986

The Company expects to contribute $1,716 to the plans during 2017.

The weighted-average rates used to determine the net periodic benefit costs were as follows:

December 31, 2016
Discount rate	1.9%
Rate of increase in salary levels	2.4
Expected long-term rate of return on assets	1.8

In determining the expected long-term rate of return on plan assets, the Company considers the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes, and economic and other indicators of future performance.

Plan assets were held in the following categories as a percentage of total plan assets:

	Year Ended December 31,
	2016
	Amount	Percentage
Cash	$948	12.0%
Debt securities	4,105	54.0
Equity securities	1,630	21.0
Other	989	13.0

	$7,672	100.0%

In general, the Company’s asset management objectives include maintaining an adequate level of diversification to reduce interest rate and market risk while providing adequate liquidity to meet immediate and future benefit payment requirements. In Japan, assets are primarily invested in pooled funds of insurance companies. The expected long-term rate of return on these assets is approximately 2.0%, which is based on the general yield environment for high quality instruments in Japan. The United Kingdom pension plan invests in a combination of equity and bond funds. The allocation mix is designed to minimize risk while providing a rate of return that will provide asset growth which will be sufficient to cover expected liabilities. The expected long-term rate of return on these assets is approximately 3.0%, which is a combination of long dated government and corporate bond yields for the bond funds, and long dated government and corporate bond yields with an

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

allowance for out-performance for equity funds. In France, assets are invested in group insurance contracts and the expected long-term rate of return on these assets is approximately 1.3%, which is based on the expected return on the underlying assets.

Other Pension-Related Assets

As of December 31, 2016, the Company had assets with an aggregate market value of $5,558, which it has set aside in connection with its German pension plans. These assets are invested in group insurance contracts through the insurance companies administering these plans, in accordance with applicable pension laws. The Germany contracts have a guaranteed minimum rate of return ranging from 2.25% to 4.25%, depending on the contract. Because the assets were not separate legal assets of the pension plan, they were not included in the Company’s plan assets shown above. However, the Company has designated such assets to pay pension benefits. Such assets are included in other assets in the accompanying consolidated balance sheet.

20) Net Income Per Share

Basic earnings per share (“EPS”), is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding (using the treasury stock method), if securities containing potentially dilutive common shares (stock options, restricted stock units, stock appreciation rights and employee stock purchase plan) had been converted to such common shares, and if such assumed conversion is dilutive.

The following is a reconciliation of basic to diluted net income per share:

	Years Ended December 31,
	2016	2015	2014
Numerator:
Net income	$104,809	$122,297	$115,778

Denominator:
Shares used in net income per common share — basic	53,472,000	53,282,000	53,232,000
Effect of dilutive securities	579,000	278,000	283,000

Shares used in net income per common share — diluted	54,051,000	53,560,000	53,515,000

Net income per common share:
Basic	$1.96	$2.30	$2.17
Diluted	$1.94	$2.28	$2.16

As of December 31, 2016, RSUs relating to an aggregate of approximately 1,326,000 shares were outstanding. There were no stock options outstanding as of December 31, 2016. As of December 31, 2015 and 2014, stock options and RSUs relating to an aggregate of approximately 733,000 and 747,000 shares of the Company’s common stock, respectively, were outstanding. In 2016, 2015 and 2014, the potential dilutive effect of 453, 0 and 600 weighted average shares, respectively, of RSUs and stock options were excluded from the computation of diluted weighted-average shares outstanding as the shares would have an anti-dilutive effect on EPS.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

21)	Business Segment, Geographic Area, Product and Significant Customer Information

The Company is a global provider of instruments, subsystems and process control solutions that measure, control, deliver, power, monitor and analyze critical parameters of advanced manufacturing processes to improve process performance and productivity. The Company also provides services relating to the maintenance and repair of products it sells, software maintenance, installation services and training.

The Company’s Chief Operating Decision Maker (“CODM”) utilizes financial information to make decisions about allocating resources and assessing performance for the entire Company, which is used in the decision making process to assess performance. Based upon the information provided to the CODM, the Company has determined it has two reportable segments.

Effective April 29, 2016, in conjunction with the Newport Merger, the Company changed its reportable segments based upon the organizational structure of the Company and how the CODM utilizes information provided to allocate resources and make decisions. The Company’s two reportable segments are: Vacuum & Analysis and Light & Motion. The Vacuum & Analysis segment represents the legacy MKS business and the Light & Motion segment represents the legacy Newport business.

The Vacuum & Analysis segment provides a broad range of instruments, components, subsystems and software which are derived from the Company’s core competencies in pressure measurement and control, flow measurement and control, gas and vapor delivery, gas composition analysis, residual gas analysis, leak detection, control and information technology, ozone generation and delivery, RF & DC power, reactive gas generation and vacuum technology.

The Light & Motion segment provides a broad range of instruments, components and subsystems which are derived from the Company’s core competencies in lasers, photonics and optics.

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

The following is net revenues by reportable segment:

	Years Ended December 31,
	2016	2015	2014
Vacuum & Analysis	$872,291	$813,524	$780,869
Light & Motion	423,051	—	—

	$1,295,342	$813,524	$780,869

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

The following is a reconciliation of segment gross profit to consolidated net income:

	Years Ended December 31,
	2016	2015	2014
Gross profit by reportable segment:
Vacuum & Analysis	$388,220	$362,872	$337,766
Light & Motion	177,399	—	—

Total gross profit by reportable segment	565,619	362,872	337,766
Operating expenses:
Research and development	110,579	68,305	62,888
Selling, general and administrative	229,171	129,087	131,828
Acquisition and integration costs	27,279	30	499
Restructuring	642	2,074	2,464
Asset impairment	5,000	—	—
Amortization of intangible assets	35,681	6,764	4,945

Income from operations	157,267	156,612	135,142
Interest income	2,560	2,999	1,323
Interest expense	30,611	143	72
Other expense, net	1,239	—	—

Income before income taxes	127,977	159,468	136,393
Provision for income taxes	23,168	37,171	20,615

Net income	$104,809	$122,297	$115,778

The following is capital expenditures by reportable segment for the years ended December 31, 2016, 2015 and 2014:

	Vacuum & Analysis	Light & Motion	Total
December 31, 2016:
Capital expenditures	$11,732	$7,391	$19,123

December 31, 2015:
Capital expenditures	$12,414	$—	$12,414

December 31, 2014:
Capital expenditures	$13,183	$—	$13,183

The following is depreciation and amortization of intangible assets for the years ended December 31, 2016, 2015 and 2014:

	Vacuum & Analysis	Light & Motion	Total
December 31, 2016:
Depreciation and amortization	$20,820	$45,106	$65,926

December 31, 2015:
Depreciation and amortization	$22,103	$—	$22,103

December 31, 2014:
Depreciation and amortization	$20,514	$—	$20,514

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

Total income tax expense is not presented by reportable segment because the necessary information is not available or used by the CODM.

The following is segment assets by reportable segment:

	Vacuum & Analysis	Light & Motion	Corporate, Eliminations and Other	Total
December 31, 2016:
Segment assets:
Accounts receivable	$148,516	$121,516	$(21,275)	$248,757
Inventory	165,040	110,829	—	275,869

Total segment assets	$313,556	$232,345	$(21,275)	$524,626

	Vacuum & Analysis	Light & Motion	Corporate, Eliminations and Other	Total
December 31, 2015:
Segment assets:
Accounts receivable	$101,883	$—	$—	$101,883
Inventory	152,631	—	—	152,631

Total segment assets	$254,514	$—	$—	$254,514

A reconciliation of segment assets to consolidated total assets is as follows:

	Years Ended December 31,
	2016	2015
Total segment assets	$524,626	$254,514
Cash and cash equivalents, restricted cash and investments	433,231	658,237
Income tax receivable and other current assets	50,770	26,760
Property, plant and equipment, net	174,559	68,856
Goodwill and intangible assets, net	996,589	243,730
Other assets	32,467	21,250

Consolidated total assets	$2,212,242	$1,273,347

Information about the Company’s operations in different geographic regions is presented in the tables below. Net revenues to unaffiliated customers are based on the location in which the sale originated. Transfers between geographic areas are at negotiated transfer prices and have been eliminated from consolidated net revenues.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

	Years Ended December 31,
Net revenues:	2016	2015	2014
United States	$675,601	$458,313	$448,452
Korea	112,432	106,909	97,323
Japan	96,954	62,879	61,092
Europe	156,365	79,927	80,659
Asia (excluding Korea and Japan)	253,990	105,496	93,343

	$1,295,342	$813,524	$780,869

	Years Ended December 31,
Long-lived assets:(1)	2016	2015
United States	$122,547	$56,594
Europe	28,717	5,783
Asia	49,406	8,952

	$200,670	$71,329

(1)	Long-lived assets include property, plant and equipment, net and certain other assets, and exclude goodwill and intangibles and long-term tax-related accounts.

Goodwill associated with each of our reportable segments is as follows:

	Years Ended December 31,
	2016	2015
Reportable segment:
Vacuum & Analysis	$199,453	$199,703
Light & Motion	389,132	—

Total goodwill	$588,585	$199,703

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

Worldwide Product Information

Because the reportable segment information above does not reflect worldwide sales of the Company’s products, the Company groups its products into seven groups of similar products based upon the similarity of product function. Worldwide net revenue for each group of products is as follows:

	Years Ended December 31,
	2016	2015	2014
Analytical and Control Solutions Products	$115,758	$102,658	$104,189
Materials Delivery Solutions Products	135,989	131,996	126,267
Power, Plasma and Reactive Gas Solutions Products	367,665	350,469	335,271
Pressure and Vacuum Measurement Products	252,879	228,401	215,142
Lasers Products	124,432	—	—
Optics Products	124,218	—	—
Photonics Products	174,401	—	—

	$1,295,342	$813,524	$780,869

Sales of Analytical and Control Solutions Products; Materials Delivery Solutions Products; Power, Plasma and Reactive Gas Solutions Products; and Pressure and Vacuum Measurement Products are included in the Company’s Vacuum & Analysis segment. Sales of Lasers Products; Optics Products; and Photonics Products are included in the Light & Motion segment.

Major Customers

The Company had two customers with net revenues greater than 10% of total net revenues in the periods shown as follows:

	Years Ended December 31,
	2016	2015	2014
Applied Materials, Inc.	13.6%	17.8%	19.1%
Lam Research Corporation	11.2%	13.4%	12.9%

Net revenues for each of our reportable segments include revenues from each of the two customers, which represent net revenues greater than 10% of total net revenues.

22)	Restructurings

During 2016, the Company recorded restructuring charges of $642. The restructuring charges were primarily severance costs related to the consolidation of one of our international facilities.

During 2015, the Company recorded restructuring charges of $2,074. The restructuring charges were primarily for severance associated with the reduction in workforce of approximately 266 people throughout the Company as a result of outsourcing an international manufacturing operation and the consolidation of certain other foreign manufacturing locations. This restructuring was substantially complete by December 31, 2015.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

The activity related to the Company’s restructuring accrual is shown below:

	2016	2015
Balance at January 1	$807	$92
Restructuring liability from Newport Merger	562	—
Charged to expense	642	2,074
Payments and adjustment	(1,471)	(1,359)

Balance at December 31	$540	$807

23)	Commitments and Contingencies

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

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

On October19, 2016, plaintiffs filed an amended complaint captioned In re Newport Corporation Shareholder Litigation, Case No. A-16-733154-B, in the District Court, Clark County, Nevada, on behalf of a class of Newport’s stockholders for claims related to the Merger Agreement. The complaint names as defendants the Company, Newport, and the then-current members of Newport’s former board of directors. It alleges that the named directors breached their fiduciary duties to Newport’s stockholders by agreeing to sell Newport through an inadequate and unfair process, which led to inadequate and unfair consideration, by agreeing to unfair deal protection devices, and by omitting material information from the Proxy. The complaint also alleges that the Company and Newport aided and abetted the named directors’ alleged breaches of their fiduciary duties. The complaint seeks monetary damages, including pre- and post-judgment interest. On December 9, 2016, both the Company and the Newport defendants filed motions to dismiss. Plaintiffs filed an opposition to the motions to dismiss on January 13, 2017. On February 3, 2017, the Company and the Newport defendants filed their reply briefs in support of their motions to dismiss. A hearing on the motions to dismiss was held on February 15, 2017.

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

The Company leases certain of its facilities and machinery and equipment under operating leases expiring in various years through 2022. Generally, the facility leases require the Company to pay maintenance, insurance and real estate taxes. Rental expense under operating leases totaled $16,253, $7,845 and $6,909 for 2016, 2015 and 2014, respectively.

Minimum lease payments under operating leases are as follows:

Year Ending December 31,	Operating Leases
2017	$16,586
2018	14,507
2019	12,649
2020	10,965
2021	7,166
Thereafter	5,430

Total minimum lease payments	$67,303

As of December 31, 2016, the Company has entered into purchase commitments for certain inventory components and other equipment and services used in its normal operations. The majority of these purchase commitments covered by these arrangements are for periods of less than one year and aggregate to approximately $247,563.

To the extent permitted by Massachusetts law, the Company’s Restated Articles of Organization, as amended, require the Company to indemnify any of its current or former officers or directors or any person who has served or is serving in any capacity with respect to any of the Company’s employee benefit plans. The Company believes that the estimated exposure for these indemnification obligations is currently not material. Accordingly, the Company has no material liabilities recorded for these requirements as of December 31, 2016.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

The Company also enters into agreements in the ordinary course of business which include indemnification provisions. Pursuant to these agreements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified party, generally its customers, for losses suffered or incurred by the indemnified party in connection with certain patent or other intellectual property infringement claims, and, in some instances, other claims, by any third party with respect to the Company’s products. The term of these indemnification obligations is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in some instances, not contractually limited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the Company believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these obligations as of December 31, 2016.

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

MKS Instruments, Inc.

Supplemental Financial Data

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(Table in thousands, except per share data) (Unaudited)
2016
Statement of Operations Data
Net revenues(1)	$183,681	$325,861	$380,660	$405,140
Gross profit	77,913	135,913	168,385	183,408
Income from operations	22,559	19,186	53,008	62,514
Net income	$17,563	$9,210	$32,549	$45,487
Net income per share:
Basic	$0.33	$0.17	$0.61	$0.85
Diluted	$0.33	$0.17	$0.60	$0.83
Cash dividends paid per common share	$0.17	$0.17	$0.17	$0.17

(1)	The increase in net revenues in the quarter ended June 30, 2016, compared to the quarter ended March 31, 2016, related to the Newport Merger which closed on April 29, 2016.

2015
Statement of Operations Data
Net revenues	$213,839	$217,966	$209,332	$172,387
Gross profit	97,046	98,798	94,229	72,799
Income from operations	47,010	46,034	41,363	22,205
Net income	$33,786	$33,220	$29,769	$25,522
Net income per share:
Basic	$0.63	$0.62	$0.56	$0.48
Diluted	$0.63	$0.62	$0.56	$0.48
Cash dividends paid per common share	$0.165	$0.17	$0.17	$0.17

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of our Chief Executive Officer and Chief Financial Officer or persons performing similar functions and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures of the Company are being made only in accordance with authorization of our management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

We excluded Newport from our assessment of internal control over financial reporting as of December 31, 2016 because it was acquired by the Company in an Agreement and Plan of Merger during 2016. The total assets and total revenues of Newport, a wholly-owned subsidiary, represent 22% and 33%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

Our internal controls over financial reporting as of December 31, 2016 have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears in Item 8 of this Annual Report on Form 10-K.

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

The information required by this item will be set forth under the captions “Election of Directors,” “Directors,” “Corporate Governance,” “Executive Officers,” “Corporate Governance — Code of Ethics” and “Compensation Governance — Audit Committee Financial Expert” in our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

We are also required under Item 405 of Regulation S-K to provide information concerning delinquent filers of reports under Section 16 of the Securities and Exchange Act of 1934, as amended. This information will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be set forth under the captions “Executive Officers,” “Executive Compensation — Compensation Discussion and Analysis,” “Corporate Governance — Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation” in our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

The information required by Item 201(d) of Regulation S-K will be set forth under the caption “Executive Compensation — Equity Compensation Plan Information” in our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth under the captions “Corporate Governance — Board Independence” and “Director Compensation — Transactions with Related Persons” in our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth under the caption “Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Report:

1.   Financial Statements. The following Consolidated Financial Statements are included under Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules. The following consolidated financial statement schedule is included in this Annual Report on Form 10-K:

Schedule II — Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted since they are either not required or information is otherwise included.

3.   Exhibits. The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit No.	Title

+2.1(1)	Agreement and Plan of Merger, by and among the Registrant, PSI Equipment, Inc. and Newport Corporation, dated February 22, 2016

+3.1(2)	Restated Articles of Organization of the Registrant

+3.2(3)	Articles of Amendment to Articles of Organization, as filed with the Secretary of State of Massachusetts on May 18, 2001

+3.3(4)	Articles of Amendment to Articles of Organization, as filed with the Secretary of State of Massachusetts on May 16, 2002

+3.4(5)	Amended and Restated By-Laws of the Registrant

+4.1(6)	Specimen certificate representing the Common Stock

+10.1(7)	Term Loan Credit Agreement, dated April 29, 2016, by and among the Registrant, Barclays Bank PLC, as administrative agent and collateral agent, and the lenders from time to time party thereto

+10.2(8)	Amendment No. 1 to Term Loan Credit Agreement, dated as of June 9, 2016, by and among the Company, the other loan parties party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and each participating lender party thereto

+10.3(9)	Amendment No. 2 to Term Loan Credit Agreement, dated as of December 14, 2016, by and among the Company, the other loan parties party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and each participating lender party thereto.

+10.4(7)	ABL Credit Agreement, dated April 29, 2016, by and among the Registrant, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, the other borrowers from time to time party thereto, and the lenders and letters of credit issuers from time to time party thereto

Exhibit No.	Title

+10.5(5)*	2014 Stock Incentive Plan

+10.6(5)*	2014 Employee Stock Purchase Plan

+10.7(5)*	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2014 Stock Incentive Plan

10.8*	Form of Restricted Stock Unit Agreement for employees under the 2014 Stock Incentive Plan

+10.9(10)*	162(m) Executive Cash Incentive Plan

10.10*	Form of Bonus Award Agreement under 162(m) Executive Cash Incentive Plan

+10.11(11)*	Employment Agreement, dated as of July 1, 2005, between John Bertucci and the Registrant

+10.12(12)*	Employment Agreement, dated October 22, 2013, between Gerald G. Colella and the Registrant

+10.13(13)*	Letter Agreement between the Registrant and Robert J. Phillippy, dated May 2, 2016

+10.14(14)*	Newport Corporation’s 2006 Performance-Based Stock Incentive Plan

+10.15(14)*	Form of Stock Appreciation Right Award Agreement under Newport Corporation’s 2006 Performance-Based Stock Incentive Plan

+10.16(14)*	Newport Corporation’s 2011 Stock Incentive Plan

+10.17(14)*	Newport Corporation’s Amended and Restated 2011 Stock Incentive Plan

+10.18(14)*	Form of Restricted Stock Unit Award Agreement (with performance-based vesting) used under Newport Corporation’s 2011 Stock Incentive Plan and Amended and Restated 2011 Stock Incentive Plan

+10.19(14)*	Form of Stock Appreciation Right Award Agreement used under Newport Corporation’s 2011 Stock Incentive Plan and the Amended and Restated 2011 Stock Incentive Plan

+10.20(14)*	Form of Indemnification Agreement between Newport Corporation and Robert J. Phillippy

+10.21(14)*	Form of the Registrant’s RSU Assumption Agreement for U.S. Employees Relating to Newport Corporation’s Amended and Restated 2011 Stock Incentive Plan and 2011 Stock Incentive Plan

+10.22(14)*	Form of the Registrant’s RSU Assumption Agreement for Employees Outside of the United States Relating to Newport Corporation’s Amended and Restated 2011 Stock Incentive Plan and 2011 Stock Incentive Plan

+10.23(14)*	Form of the Registrant’s SAR Assumption Agreement for U.S. Employees Relating to Newport Corporation’s Amended and Restated 2011 Stock Incentive Plan, 2011 Stock Incentive Plan and 2006 Performance-Based Stock Incentive Plan

+10.24(14)*	Form of the Registrant’s SAR Assumption Agreement for Employees Outside of the United States Relating to Newport Corporation’s Amended and Restated 2011 Stock Incentive Plan, 2011 Stock Incentive Plan and 2006 Performance-Based Stock Incentive Plan

+10.25(15)*	Employment Agreement, dated August 1, 2016, between Seth Bagshaw and the Registrant

+10.26(15)*	Employment Agreement, dated August 1, 2016, between John Abrams and the Registrant

+10.27(15)*	Employment Agreement, dated August 1, 2016, between John Lee and the Registrant

+10.28(15)*	Employment Agreement, dated August 1, 2016, between Brian Quirk and the Registrant

+10.29(15)*	Employment Agreement, dated August 1, 2016, between Dennis Werth and Newport Corporation

+10.30(15)*	Summary of 2016 Cash Incentive Bonus Arrangements with Dennis Werth

+10.31(15)*	Form of Indemnification Agreement between Newport Corporation and Dennis Werth

†+10.32(16)	Global Supply Agreement, dated April 21, 2005, by and between the Registrant and Applied Materials, Inc.

†+10.33(17)	Amendments, dated October 25, 2012, October 4, 2013, April 16, 2014, July 31, 2014, August 29, 2014, September 15, 2014 and October 3, 2014, to Global Supply Agreement, dated April 21, 2005 by and between the Registrant and Applied Materials, Inc.

+18.1	PricewaterhouseCooopers LLP Preferability Letter

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

    + Previously filed

*	Management contract or compensatory plan arrangement.

†	Confidential Treatment has been requested as to certain portions of this Exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.

The following materials from MKS Instrument, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, are formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2016.

(2)	Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-49738) filed with the Securities and Exchange Commission on November 13, 2000.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2014.

(6)	Incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 2, 1999.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2016.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2016.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2016.

(10)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2015.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2005.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2013.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2016.

(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2005.

(17)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014.

(b)	Exhibits

MKS hereby files as exhibits to our Annual Report on Form 10-K those exhibits listed in Item 15(a) above.

(c)	Financial Statement Schedules

Item 16.	Form 10-K Summary

Not applicable.

MKS INSTRUMENTS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Year	Acquisition Beginning Balance	Charged to Costs and Expenses	Charged to Other Accounts	Deductions & Write-offs	Balance at End of Year
	(in thousands)
Allowance for doubtful accounts:
Years ended December 31,
2016	$1,760	$1,292	$1,109	$(66)	$(186)	$3,909
2015	$2,250	$—	$(255)	$21	$(256)	$1,760
2014	$1,924	$—	$668	$12	$(354)	$2,250

		Additions
Description	Balance at Beginning of Year	Acquisition Beginning Balance	Charged to Costs and Expenses	Charged to Other Accounts	Deductions & Write-offs	Balance at End of Year
	(in thousands)
Allowance for sales returns:
Years ended December 31,
2016	$601	$423	$2,262	$—	$(2,148)	$1,138
2015	$730	$—	$2,500	$(3)	$(2,626)	$601
2014	$827	$—	$2,223	$—	$(2,320)	$730

		Additions
Description	Balance at Beginning of Year	Acquisition Beginning Balance	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
	(in thousands)
Valuation allowance on deferred tax asset:
Years ended December 31,
2016	$6,127	$3,769	$2,719	$—	$(88)	$12,527
2015	$26,763	$—	$—	$113	$(20,749)	$6,127
2014	$27,102	$—	$—	$—	$(339)	$26,763

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2016, to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of March 2017.

MKS INSTRUMENTS, INC.

By:	/s/ Gerald G. Colella
Gerald G. Colella Chief Executive Officer, President and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURES	TITLE	DATE

/s/ John R. Bertucci John R. Bertucci	Chairman of the Board of Directors	February 24, 2017

/s/ Gerald G. Colella Gerald G. Colella	Chief Executive Officer, President and Director	March 1, 2017

/s/ Seth H. Bagshaw Seth H. Bagshaw	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 1, 2017

/s/ Robert R. Anderson Robert R. Anderson	Director	February 22, 2017

/s/ Gregory R. Beecher Gregory R. Beecher	Director	February 22, 2017

/s/ Richard S. Chute Richard S. Chute	Director	February 24, 2017

/s/ Peter R. Hanley Peter R. Hanley	Director	February 24, 2017

/s/ Jacqueline F. Moloney Jacqueline F. Moloney	Director	February 24, 2017

/s/ Elizabeth A. Mora Elizabeth A. Mora	Director	February 22, 2017

/s/ Robert J. Phillippy Robert J. Phillippy	Director	February 24, 2017