Form 10-Q
period 2017-03-31
MKS INSTRUMENTS INC
filed 2017-05-09
CIK 1049502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 2, 2017, the registrant had 54,108,231 shares of common stock outstanding.

MKS INSTRUMENTS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MKS INSTRUMENTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$255,912	$228,623
Restricted cash	5,274	5,287
Short-term investments	155,299	189,463
Trade accounts receivable, net	267,249	248,757
Inventories, net	285,518	275,869
Other current assets	52,266	50,770

Total current assets	1,021,518	998,769

Property, plant and equipment, net	169,833	174,559
Goodwill	590,502	588,585
Intangible assets, net	396,409	408,004
Long-term investments	9,933	9,858
Other assets	32,352	32,467

Total assets	$2,220,547	$2,212,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$10,623	$10,993
Accounts payable	70,493	69,337
Accrued compensation	50,034	67,728
Income taxes payable	27,469	22,794
Deferred revenue	16,197	14,463
Other current liabilities	55,580	51,985

Total current liabilities	230,396	237,300
Long-term debt	552,232	601,229
Non-current deferred taxes	64,221	66,446
Non-current accrued compensation	46,201	44,714
Other liabilities	22,092	20,761

Total liabilities	915,142	970,450

Commitments and contingencies (Note 18)

Stockholders’ equity:
Preferred Stock, $0.01 par value per share, 2,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, no par value, 200,000,000 shares authorized; 53,886,862 and 53,672,861 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	113	113
Additional paid-in capital	783,371	777,482
Retained earnings	550,385	494,744
Accumulated other comprehensive loss	(28,464)	(30,547)

Total stockholders’ equity	1,305,405	1,241,792

Total liabilities and stockholders’ equity	$2,220,547	$2,212,242

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INSTRUMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net revenues:
Products	$392,922	$153,621
Services	44,231	30,060

Total net revenues	437,153	183,681
Cost of revenues:
Cost of products	205,060	85,352
Cost of services	26,546	20,416

Total cost of revenues (exclusive of amortization shown separately below)	231,606	105,768

Gross profit	205,547	77,913
Research and development	33,282	17,227
Selling, general and administrative	74,220	33,950
Acquisition and integration costs	1,442	2,494
Restructuring	522	—
Amortization of intangible assets	12,501	1,683

Income from operations	83,580	22,559
Interest income	516	924
Interest expense	8,832	44
Other income	2,021	366

Income before income taxes	77,285	23,805
Provision for income taxes	12,225	6,242

Net income	$65,060	$17,563

Other comprehensive income:
Changes in value of financial instruments designated as cash flow hedges, net of tax benefit(1)	$(2,440)	$(1,546)
Foreign currency translation adjustments, net of tax of $0	4,534	2,652
Unrecognized pension gain, net of tax expense (2)	115	—
Unrealized (loss) gain on investments, net of tax (benefit) expense(3)	(126)	378

Total comprehensive income	$67,143	$19,047

Net income per share:
Basic	$1.21	$0.33

Diluted	$1.18	$0.33

Cash dividends per common share	$0.175	$0.17

Weighted average common shares outstanding:
Basic	53,769	53,235

Diluted	54,958	53,563

(1)	Tax benefit was $1,831 and $1,041 for the three months ended March 31, 2017 and 2016, respectively.
(2)	Tax expense of $86 and $0 for the three months ended March 31, 2017 and 2016, respectively.
(3)	Tax (benefit) expense was $(94) and $254 for the three months ended March 31, 2017 and 2016, respectively.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INSTRUMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows provided by operating activities:
Net income	$65,060	$17,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,833	5,278
Amortization of debt issuance costs, original issue discount and soft call premium	2,715	—
Stock-based compensation	8,782	4,152
Provision for excess and obsolete inventory	5,031	2,948
Provision for bad debt	316	17
Deferred income taxes	(1,809)	347
Excess tax benefits from stock-based compensation	—	(233)
Other	85	68
Changes in operating assets and liabilities:
Trade accounts receivable	(15,215)	(10,084)
Inventories	(11,714)	(844)
Income taxes	8,067	2,316
Other current assets	(1,525)	(3,562)
Accrued compensation	(16,786)	(7,086)
Other current and non-current liabilities	1,082	7,718
Accounts payable	809	4,772
Other assets	(674)	(189)

Net cash provided by operating activities	66,057	23,181

Cash flows provided by investing activities:
Purchases of investments	(42,292)	(82,135)
Maturities of investments	55,672	76,972
Sales of investments	21,179	128,250
Purchases of property, plant and equipment	(4,099)	(2,156)

Net cash provided by investing activities	30,460	120,931

Cash flows used in financing activities:
Restricted cash	(148)	—
Proceeds from short-term borrowings	736	—
Payments on short-term borrowings	(1,398)	—
Payments on long-term borrowings	(51,570)	—
Repurchase of common stock	—	(1,545)
Net payments related to employee stock awards	(2,894)	(2,587)
Dividend payments to common stockholders	(9,419)	(9,056)
Excess tax benefits from stock-based compensation	—	233

Net cash used in financing activities	(64,693)	(12,955)

Effect of exchange rate changes on cash and cash equivalents	(4,535)	(876)

Increase in cash and cash equivalents	27,289	130,281
Cash and cash equivalents at beginning of period	228,623	227,574

Cash and cash equivalents at end of period	$255,912	$357,855

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1)	Basis of Presentation

The terms “MKS” and the “Company” refer to MKS Instruments, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim financial data as of March 31, 2017, and for the three months ended March 31, 2017 and 2016 are unaudited; however, in the opinion of MKS, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet presented as of December 31, 2016 has been derived from the consolidated audited financial statements as of that date. The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by United States generally accepted accounting principles (“U.S. GAAP”). The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the MKS Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 1, 2017.

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

2)	Recently Issued Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-07, “Compensation-Retirement Benefits (Topic 715)-Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This standard requires that an employer disaggregate the service cost component from the other components of net benefit cost. This standard also provides explicit guidance on how to present the service cost component and the other components of the net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization. The provisions of this ASU are effective for annual periods beginning after December 31, 2017, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The Company does not expect adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350).” This standard simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of goodwill. The provisions of this ASU are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company expects to adopt this new standard in 2017 when it performs its annual goodwill impairment test in the fourth quarter. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805)-Clarifying the Definition of a Business.” This standard clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This standard also provides a more robust framework to use in determining when a set of assets and activities is a business. Because the current definition of a business is interpreted broadly and can be difficult to apply, stakeholders indicated that analyzing transactions is inefficient and costly and that the definition does not permit the use of reasonable judgment. The provisions of this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is applicable under certain circumstances. The Company does not expect adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides for a single comprehensive model to use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company does not plan to early adopt the standard, but has preliminarily concluded that it will use the modified retrospective method upon adoption in the first quarter of 2018.

In March, April, May and December 2016, the FASB issued additional updates to the new revenue standard relating to reporting revenue on a gross versus net basis, identifying performance obligations and licensing arrangements, narrow-scope improvements and practical expedients, and technical corrections and improvements, respectively. The Company has reviewed its plan for the implementation and will continue to report the status against that plan with the Company’s Audit Committee. The Company has established a cross functional project steering committee and implementation team to identify potential differences that would result from applying the requirements of the new standard to the Company’s revenue contracts and related expense line items. The Company has identified the various revenue streams, including product revenues, service revenues, installation and training, that could be impacted by Topic 606 and has started to review individual customer contracts related to these revenue streams to determine if any material differences exist between the current revenue standard, Accounting Standards Codification Topic 605 and

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

Topic 606. In the second quarter of 2017, the Company will be reviewing the additional disclosure requirements of the new standard and the potential impact on its internal control structure and revenue recognition policy. The Company has not completed its assessment of the new revenue recognition standard and has not yet determined the impact on its consolidated financial statements. The Company anticipates that it will complete its assessment of the new standard and its potential financial impact by the end of the third quarter of 2017.

3)	Investments

The fair value of investments classified as short-term consists of the following:

	March 31, 2017	December 31, 2016
Available-for-sale investments:
Time deposits and certificates of deposit	$3,479	$23,818
Bankers’ acceptance drafts	1,117	1,439
Asset-backed securities	36,682	36,809
Commercial paper	12,134	24,381
Corporate obligations	51,393	46,707
Municipal bonds	251	591
Promissory note	675	675
U.S. treasury obligations	20,424	25,414
U.S. agency obligations	29,144	29,629

	$155,299	$189,463

Investments classified as long-term consists of the following:

	March 31, 2017	December 31, 2016
Available-for-sale investments:
Group insurance contracts	$5,633	$5,558
Cost method investments:
Minority interest in a private company(1)	4,300	4,300

	$9,933	$9,858

(1)	In April 2016, the Company invested $9,300 for a minority interest in a private company. For the year ended December 31, 2016, the Company recognized $5,000 of impairment charges related to this cost method investment.

The following tables show the gross unrealized gains and (losses) aggregated by investment category for available-for-sale investments:

As of March 31, 2017:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Short-term investments:
Available-for-sale investments:
Time deposits and certificates of deposit	$3,479	$—	$—	$3,479
Bankers’ acceptance drafts	1,117	—	—	1,117
Asset-backed securities	36,711	12	(41)	36,682
Commercial paper	12,160	—	(26)	12,134
Corporate obligations	51,328	70	(5)	51,393
Municipal bonds	251	—	—	251
Promissory note	675	—	—	675
U.S. treasury obligations	20,418	6	—	20,424
U.S. agency obligations	29,114	34	(4)	29,144

	$155,253	$122	$(76)	$155,299

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

As of March 31, 2017:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Long-term investments:
Available-for-sale investments:
Group insurance contracts	$6,497	$—	$(864)	$5,633

As of December 31, 2016:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Short-term investments:
Available-for-sale investments:
Time deposits and certificates of deposit	$23,818	$—	$—	$23,818
Bankers acceptance drafts	1,439	—	—	1,439
Asset-backed securities	36,847	6	(44)	36,809
Commercial paper	24,423	—	(42)	24,381
Corporate obligations	46,700	21	(14)	46,707
Municipal bonds	591	—	—	591
Promissory note	675	—	—	675
U.S. treasury obligations	25,414	—	—	25,414
U.S. agency obligations	29,631	8	(10)	29,629

	$189,538	$35	$(110)	$189,463

As of December 31, 2016:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Long-term investments:
Available-for-sale investments:
Group insurance contracts	$6,276	$—	$(718)	$5,558

The tables above, which show the gross unrealized gains and (losses) aggregated by investment category for available-for-sale investments as of March 31, 2017 and December 31, 2016, reflect the inclusion within short-term investments of investments with contractual maturities greater than one year from the date of purchase. Management has the ability, if necessary, to liquidate any of its investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as short-term on the accompanying balance sheets.

Interest income is accrued as earned. Dividend income is recognized as income on the date the stock trades “ex-dividend.” The cost of marketable securities sold is determined by the specific identification method. Realized gains or losses are reflected in income and were not material for the three months ended March 31, 2017 and 2016.

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

Assets and liabilities of the Company are measured at fair value on a recurring basis as of March 31, 2017 and are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$1,263	$1,263	$—	$—
Time deposits and certificates of deposit	2,300	—	2,300	—
Bankers’ acceptance drafts	682	—	682	—
Commercial paper	10,604	—	10,604	—
Corporate obligations	1,550	—	1,550	—
Restricted cash – money market funds	5,274	5,274	—	—
Available-for-sale investments:
Time deposits and certificates of deposit	3,479	—	3,479	—
Bankers’ acceptance drafts	1,117	—	1,117	—
Asset-backed securities	36,682	—	36,682	—
Commercial paper	12,134	—	12,134	—
Corporate obligations	51,393	—	51,393	—
Municipal bonds	251	—	251	—
Promissory note	675	—	675	—
U.S. treasury obligations	20,424	—	20,424	—
U.S. agency obligations	29,144	—	29,144	—
Group insurance contracts	5,633	—	5,633	—
Derivatives – currency forward contracts	664	—	664	—
Derivatives – options contracts	14	—	14	—
Funds in investments and other assets:
Israeli pension assets	14,024	—	14,024	—
Derivatives – interest rate hedge – non-current	5,428	—	5,428	—
Restricted cash – non-current	744	744	—	—

Total assets	$203,479	$7,281	$196,198	$—

Liabilities:

Derivatives – currency forward contracts	$3,666	$—	$3,666	$—

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Reported as follows:
Assets:
Cash and cash equivalents(1)	$16,399	$1,263	$15,136	$—
Restricted cash	5,274	5,274	—	—
Short-term investments	155,299	—	155,299	—
Other current assets	678	—	678	—

Total current assets	$177,650	$6,537	$171,113	$—

Long-term investments(2)	5,633	—	5,633	—
Other long-term assets	19,452	—	19,452	—
Restricted cash – non-current	744	744	—	—

Total long-term assets	$25,829	$744	$25,085	$—

Liabilities:

Other current liabilities	$3,666	$—	$3,666	$—

(1)	The cash and cash equivalent amounts presented in the table above do not include cash of $238,663 and non-negotiable time deposits of $850 as of March 31, 2017.
(2)	The long-term investments presented in the table above do not include our minority interest investment in a private company, which is accounted for under the cost method.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

Assets and liabilities of the Company are measured at fair value on a recurring basis as of December 31, 2016 and are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$10,155	$10,155	$—	$—
Time deposits and certificates of deposit	4,900	—	4,900	—
Bankers acceptance drafts	448	—	448	—
Commercial paper	11,828	—	11,828	—
Corporate obligations	2,025	—	2,025	—
U.S. agency obligations	3,899	—	3,899	—
Restricted cash – money market funds	5,287	5,287	—	—
Available-for-sale securities:
Time deposits and certificates of deposit	23,818	—	23,818	—
Bankers acceptance drafts	1,439	—	1,439	—
Asset-backed securities	36,809	—	36,809	—
Commercial paper	24,381	—	24,381	—
Corporate obligations	46,707	—	46,707	—
Municipal bonds	591	—	591	—
Promissory note	675	—	675	—
U.S. treasury obligations	25,414	—	25,414	—
U.S. agency obligations	29,629	—	29,629	—
Group insurance contracts	5,558	—	5,558	—
Derivatives – currency forward contracts	2,985	—	2,985	—
Derivatives – options contracts	4	—	4	—
Funds in investments and other assets:
Israeli pension assets	13,910	—	13,910	—
Derivatives – interest rate hedge – non-current	4,900	—	4,900	—
Restricted cash – non-current	573	573	—	—

Total assets	$255,935	$16,015	$239,920	$—

Liabilities:
Derivatives – currency forward contracts	$543	$—	$543	$—
Derivatives – options contracts	16	—	16	—

Total liabilities	$559	$—	$559	$—

Assets:
Cash and cash equivalents(1)	$33,255	$10,155	$23,100	$—
Restricted cash	5,287	5,287	—	—
Short-term investments	189,463	—	189,463	—
Other current assets	2,989	—	2,989	—

Total current assets	$230,994	$15,442	$215,552	$—

Long-term investments(2)	$5,558	$—	$5,558	$—
Other long-term assets	18,810	—	18,810	—
Restricted cash – non-current	573	573	—	—

Total long-term assets	$24,941	$573	$24,368	$—

Liabilities:
Other current liabilities	$559	$—	$559	$—

(1)	The cash and cash equivalent amounts presented in the table above do not include cash of $192,432 and non-negotiable time deposits of $2,936 as of December 31, 2016.
(2)	The long-term investments presented in the table above do not include our minority interest investment in a private company, which is accounted for under the cost method.

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

Available-For-Sale Investments

Available-for-sale investments consists of time deposits and drafts denominated in the Euro currency, certificates of deposit, bankers acceptance drafts, asset-backed securities (which include auto loans, credit card receivables and equipment trust receivables), corporate obligations, municipal bonds, U.S. treasury obligations and U.S. agency obligations.

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

Derivatives

As a result of the Company’s global operating activities, the Company is exposed to market risks from changes in foreign currency exchange rates, which may adversely affect its operating results and financial position. When deemed appropriate, the Company minimizes its risks from foreign currency exchange rate fluctuations through the use of derivative financial instruments. The principal market in which the Company executes its foreign currency contracts is the institutional market in an over-the-counter environment with a relatively high level of price transparency. The market participants usually are large commercial banks. The forward foreign currency exchange contracts are valued using broker quotations or market transactions and are classified within Level 2 of the fair value hierarchy.

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

Interest Rate Swap Agreement

On September 30, 2016, the Company entered into an interest rate swap agreement to fix the rate on approximately 50% of its remaining outstanding balance of the Credit Agreement, as described further in Note 9. This hedge fixes the interest rate paid on the hedged debt at 1.198% per annum plus the credit spread of 3.50% through September 30, 2020. The interest rate swap will be recorded at fair value on the balance sheet and changes in the fair value will be recognized in other comprehensive income (loss) (“OCI”). To the extent that this arrangement is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period it occurs. The notional amount of this transaction was $335,000 and had a fair value of $5,428 at March 31, 2017.

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

As of March 31, 2017 and December 31, 2016, the Company had outstanding forward foreign exchange contracts with gross notional values of $124,959 and $120,208, respectively. The following tables provide a summary of the primary net hedging positions and corresponding fair values held as of March 31, 2017 and December 31, 2016:

	March 31, 2017
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value(1) Asset/(Liability)
U.S. Dollar/Japanese Yen	$35,644	$(493)
U.S. Dollar/South Korean Won	45,972	(1,804)
U.S. Dollar/Euro	20,150	(15)
U.S. Dollar/U.K. Pound Sterling	6,599	(43)
U.S. Dollar/Taiwan Dollar	16,594	(647)

Total	$124,959	$(3,002)

	December 31, 2016
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value(1) Asset/(Liability)
U.S. Dollar/Japanese Yen	$30,522	$763
U.S. Dollar/South Korean Won	50,049	1,342
U.S. Dollar/Euro	18,040	156
U.S. Dollar/U.K. Pound Sterling	6,067	117
U.S. Dollar/Taiwan Dollar	15,530	64

Total	$120,208	$2,442

(1)	Represents the fair value of the net (liability) asset amount included in the consolidated balance sheet.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

The following table provides a summary of the fair value amounts of the Company’s derivative instruments:

Derivatives Designated as Hedging Instruments	March 31, 2017	December 31, 2016
Derivative assets:
Foreign exchange contracts(1)	$664	$2,985
Foreign currency options contracts(1)	14	4
Foreign currency interest rate hedge(2)	5,428	4,900
Derivative liabilities:
Foreign exchange contracts(1)	(3,666)	(543)
Foreign currency options contracts(1)	—	(16)

Total net derivative assets designated as hedging instruments	$2,440	$7,330

(1)	The derivative asset of $678 and derivative liability of $(3,666) related to the foreign exchange contracts and foreign currency option contracts are classified in other current assets and other current liabilities in the consolidated balance sheet as of March 31, 2017. The derivative asset of $2,989 and derivative liability of $(559) related to the foreign exchange contracts and foreign currency option contracts are classified in other current assets and other current liabilities in the consolidated balance sheet as of December 31, 2016. These foreign exchange contracts are subject to a master netting agreement with one financial institution. However, the Company has elected to record these contracts on a gross basis in the balance sheet.
(2)	The foreign currency interest rate hedge assets of $5,428 and $4,900 are classified in other assets in the consolidated balance sheet as of March 31, 2017 and December 31, 2016, respectively,

The net amount of existing gains as of March 31, 2017, that the Company expects to reclassify from OCI into earnings within the next twelve months is immaterial.

The following table provides a summary of the (losses) gains on derivatives designated as hedging instruments:

	Three Months Ended March 31,
Derivatives Designated as Cash Flow Hedging Instruments	2017	2016
Forward exchange contracts:
Net loss recognized in OCI(1)	$(6,978)	$(3,418)
Net gain reclassified from accumulated OCI into income(2)	$452	$696

(1)	Net change in the fair value of the effective portion classified in OCI.
(2)	Effective portion classified in cost of products for the three months ended March 31, 2017 and 2016. The tax effect of the gains or losses reclassified from accumulated OCI into income is immaterial.

The following table provides a summary of the losses on derivatives not designated as hedging instruments:

	Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments	2017	2016
Forward exchange contracts:
Net loss recognized in income(1)	$(1,463)	$(565)

(1)	The Company enters into foreign exchange contracts to hedge against changes in the balance sheet for certain subsidiaries and also enters into foreign currency option contracts to mitigate the risk associated with certain foreign currency transactions in the ordinary course of business. These derivatives are not designated as hedging instruments and gains or losses from these derivatives are recorded immediately in selling, general and administrative expenses.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

6)	Inventories, net

Inventories consist of the following:

	March 31, 2017	December 31, 2016
Raw materials	$159,354	$150,150
Work-in-process	48,306	39,105
Finished goods	77,858	86,614

	$285,518	$275,869

7)	Acquisitions

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

The Company funded the payment of the aggregate consideration with a combination of the Company’s available cash on hand and the proceeds from the Company’s senior secured Term Loan Facility, as described in Note 9.

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

For the year ended December 31, 2016, the Company recorded $15,090 of incremental cost of sales charges associated with the fair value write-up of inventory acquired in the merger with Newport.

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

The results of this acquisition were included in the Company’s consolidated operations beginning on April 29, 2016. Newport constitutes the Company’s Light & Motion reportable segment (see Note 16).

Certain executives from Newport have severance provisions in their respective Newport employment agreements. The agreements include terms that are accounted for as dual-trigger arrangements. Through the Company’s acquisition accounting, the expense

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

relating to these benefits was recognized in the combined entity’s financial statements, however, the benefit itself will not be distributed until the final provision is met by each eligible executive. The Company recorded costs of $5,816 and $3,334 as compensation expense and stock-based compensation expense, respectively, for the twelve months ended December 31, 2016 in connection with these severance provisions. The shares underlying the restricted stock units and stock appreciation rights that are eligible for accelerated vesting if the executive exercises his rights are not issued as of each reporting period-end and are excluded from the computation of basic earnings per share and included in the computation of diluted earnings per share for each reporting period.

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

The changes in the carrying amount of goodwill and accumulated impairment (loss) during the three months ended March 31, 2017 and year ended December 31, 2016 were as follows:

	Three Months Ended March 31, 2017			Twelve Months Ended December 31, 2016
	Gross Carrying Amount	Accumulated Impairment (Loss)	Net	Gross Carrying Amount	Accumulated Impairment (Loss)	Net
Beginning balance at January 1	$727,999	$(139,414)	$588,585	$339,117	$(139,414)	$199,703
Acquired goodwill(1)	—	—	—	396,027	—	396,027
Foreign currency translation	1,917	—	1,917	(7,145)	—	(7,145)

Ending balance at March 31, 2017 and December 31, 2016	$729,916	$(139,414)	$590,502	$727,999	$(139,414)	$588,585

(1)	During 2016, the Company recorded $396,027 of goodwill related to the Newport Merger.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

Intangible Assets

Components of the Company’s intangible assets are comprised of the following:

As of March 31, 2017:	Gross	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology	$176,586	$(103,127)	$(746)	$72,713
Customer relationships	285,044	(34,246)	(2,634)	248,164
Patents, trademarks, trade names and other	111,723	(36,118)	(73)	75,532

	$573,353	$(173,491)	$(3,453)	$396,409

As of December 31, 2016:	Gross	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology(1)	$176,586	$(97,707)	$(1,068)	$77,811
Customer relationships(1)	285,044	(29,709)	(3,404)	251,931
Patents, trademarks, trade names and other(1)	111,723	(33,397)	(64)	78,262

	$573,353	$(160,813)	$(4,536)	$408,004

(1)	During 2016, the Company recorded $404,506 of separately identified intangible assets related to the Newport Merger, of which $75,386 was completed technology, $247,793 was customer relationships and $81,327 was patents, trademarks, trade names, in-process research and development and other. During 2016, the Company also recorded $4,302 of unfavorable lease commitments, which is recorded in other liabilities in the balance sheet.

Aggregate amortization expense related to acquired intangibles for the three months ended March 31, 2017 and 2016 was $12,501 and $1,683, respectively. The amortization expense for the three months ended March 31, 2017, is net of $177 amortization income from unfavorable lease commitments. Aggregate net amortization expense related to acquired intangible assets and unfavorable lease commitments for future years is as follows:

Year	Amount
2017 (remaining)	$33,053
2018	42,951
2019	39,833
2020	27,940
2021	20,071
2022	17,475
Thereafter	155,672

9)	Debt

Term Loan Credit Agreement

In connection with the completion of the Newport Merger, the Company entered into a term loan credit agreement (the “Credit Agreement”) with Barclays Bank PLC, as administrative agent and collateral agent, and the lenders from time to time party thereto (the “Lenders”), that provided senior secured financing of $780,000, subject to increase at the Company’s option in accordance with the Credit Agreement (the “Term Loan Facility”). Borrowings under the Term Loan Facility bear interest per annum at one of the following rates selected by the Company: (a) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the “prime rate” quoted in The Wall Street Journal, (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%, and (4) a floor of 1.75%, plus, in each case, an applicable margin (that was initially 3.00% and was decreased as described below); or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, subject to a LIBOR rate floor of 0.75%, plus an applicable margin (that was initially 4.00% and was decreased as described below). The Company has elected the interest rate as described in clause (b). The Term Loan Facility was issued with original issue discount of 1.00% of the principal amount thereof.

On June 9, 2016, the Company entered into Amendment No. 1 (the “Re-pricing Amendment 1”) to the Credit Agreement by and among the Company, the Lenders and Barclays Bank PLC, as administrative agent and collateral agent for the Lenders. The Re-pricing

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

Amendment 1 decreased the applicable margin for borrowings under the Company’s Term Loan Facility to 2.50% for base rate borrowings and 3.50% for LIBOR borrowings and extended the period during which a pre-payment premium may be required for a “Re-pricing Transaction” (as defined in the Credit Agreement) until six months after the effective date of the Re-pricing Amendment 1. In connection with the execution of the Re-pricing Amendment 1, the Company paid a pre-payment premium of 1.00%, or $7,300, as well as certain fees and expenses of the administrative agent and the Lenders, in accordance with the terms of the Credit Agreement. Immediately prior to the effectiveness of the Re-pricing Amendment 1, the Company prepaid $50,000 of principal under the Credit Agreement. In September 2016, the Company prepaid an additional $60,000 under the Credit Agreement.

On September 30, 2016, the Company entered into an interest rate swap agreement, which has a maturity date of September 30, 2020, to fix the rate on $335,000 of the outstanding balance of the Credit Agreement. The rate is fixed at 1.198% per annum plus the credit spread of 3.50%.

On December 14, 2016, the Company entered into Amendment No. 2 (the “Re-pricing Amendment 2”) to the Credit Agreement by and among the Company, the Lenders and Barclays Bank PLC, as administrative agent and collateral agent for the Lenders. The Re-pricing Amendment 2 decreased the applicable margin for the Company’s term loan under the Credit Agreement to 2.75% for LIBOR borrowings and 1.75% for base rate borrowings and reset the period during which a pre-payment premium may be required for a “Re-pricing Transaction” (as defined in the Credit Agreement) until six months after the effective date of the Re-pricing Amendment. In November 2016, prior to the effectiveness of the Re-pricing Amendment 2, the Company prepaid an additional $40,000 of principal under the Credit Agreement. In March 2017, the Company prepaid $50,000 of principal under the Credit Agreement. After pre-payments of $200,000 and regularly scheduled principal payments of $4,966, the total outstanding principal balance was $575,034 as of March 31, 2017.

The Company incurred $28,747 of deferred finance fees, original issue discount and a re-pricing fee related to the term loans under the Term Loan Facility, which is included in long-term debt in the accompanying consolidated balance sheets and will be amortized to interest expense over the estimated life of the term loans using the effective interest method. A portion of these fees have been written-off in connection with the various debt pre-payments during 2016 and the first quarter of 2017. The remaining balance of the deferred finance fees, original issue discount and re-pricing fee related to the Term Loan Facility was $16,987 as of March 31, 2017.

Under the Credit Agreement, the Company is required to prepay outstanding term loans, subject to certain exceptions, with portions of its annual excess cash flow as well as with the net cash proceeds of certain asset sales, certain casualty and condemnation events and the incurrence or issuance of certain debt. The Company is also required to make scheduled quarterly payments each equal to 0.25% of the principal amount of the term loans outstanding on December 14, 2016 (the date of the Re-Pricing Amendment 2) less the amount of certain voluntary and mandatory repayments after such date, with the balance due on the seventh anniversary of the closing date.

All obligations under the Term Loan Facility are guaranteed by certain of the Company’s domestic subsidiaries, and are secured by substantially all of the Company’s assets and the assets of such subsidiaries, subject to certain exceptions and exclusions.

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. If an event of default occurs, the Lenders under the Term Loan Facility will be entitled to take various actions, including the acceleration of amounts due under the Term Loan Facility and all actions generally permitted to be taken by a secured creditor. At March 31, 2017, the Company was in compliance with all covenants under the Credit Agreement.

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

In addition to paying interest on outstanding principal under the ABL Facility, the Company is required to pay a commitment fee in respect of the unutilized commitments thereunder. The initial commitment fee is 0.375% per annum. The total commitment fee recognized in interest expense in 2016 was $128. Commencing with the completion of the first fiscal quarter ending after the closing of the ABL Facility, the commitment fee is subject to downward adjustment based on the amount of average unutilized commitments for the three month period immediately preceding such adjustment date. The Company must also pay customary letter of credit fees and agency fees.

Lines of Credit and Short-Term Borrowing Arrangements

One of the Company’s Japanese subsidiaries has lines of credit and short-term borrowing arrangements with two financial institutions which arrangements generally expire and are renewed at three month intervals. The lines of credit provided for aggregate borrowings as of March 31, 2017 of up to an equivalent of $20,547 U.S. dollars. One of the borrowing arrangements has an interest rate based on the Tokyo Interbank Offer Rate at the time of borrowing and the other has an interest rate based on the Japanese Short-Term Prime Lending Rate. There were no borrowings outstanding under these arrangements at March 31, 2017 and December 31, 2016.

The Company assumed various revolving lines of credit and a financing facility with the completion of the Newport Merger. These revolving lines of credit and financing facility have no expiration date and provided for aggregate borrowings as of March 31, 2017 of up to an equivalent of $11,167 U.S. dollars. These lines of credit have a base interest rate of 1.25% plus a Japanese Yen overnight LIBOR rate.

One of the Company’s Austrian subsidiaries has four outstanding loans from the Austrian government to fund research and development. These loans are unsecured and do not require principal repayment as long as certain conditions are met. Interest on these loans is payable semi-annually. The interest rates associated with these loans range from 0.75% - 2.00%.

	March 31, 2017	December 31, 2016
Short-term debt:
Japanese lines of credit	$3,461	$4,245
Japanese receivables financing facility	782	458
Other debt	98	8
Current portion of Term Loan Facility	6,282	6,282

	$10,623	$10,993

	March 31, 2017	December 31, 2016
Long-term debt:
Austrian loans due through March 2020	$467	$548
Term Loan Facility, net(1)	551,765	600,681

	$552,232	$601,229

(1)	Net of deferred financing fees, original issuance discount and re-pricing fee of $16,987 and $19,642 as of March 31, 2017 and December 31, 2016, respectively.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

The Company recognized interest expense of $8,831 and $44 for the three months ended March 31, 2017 and 2016, respectively. The increase is primarily related to the Term Loan Facility.

Contractual maturities of the Company’s debt obligations as of March 31, 2017, are as follows:

Year	Amount
2017 (remaining)	$9,053
2018	6,298
2019	6,687
2020	6,327
2021	6,282
2022	6,282
Thereafter	538,913

10)	Product Warranties

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

Product warranty activities were as follows:

	Three Months Ended March 31,
	2017	2016
Beginning of period	$8,261	$5,205
Provision for product warranties	3,014	783
Direct charges to warranty liability	(2,857)	(984)
Foreign currency translation	67	35

End of period	$8,485	$5,039

11)	Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2017 and 2016 was 15.8% and 26.2%, respectively. The effective tax rate for the three months ended March 31, 2017 and related income tax expense, was lower than the U.S. statutory tax rate mainly due to the geographic mix of income earned by the Company’s international subsidiaries being taxed at rates lower than the U.S. statutory tax rate, the deduction for domestic production activities and the windfall stock compensation tax benefit related to the adoption of a new accounting standard that became applicable during the quarter ended March 31, 2017.

The effective tax rate for the three months ended March 31, 2016 was lower than the U.S. statutory tax rate mainly due to the impact of lower tax rates on foreign income and the deduction for domestic production activities.

As of March 31, 2017, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $25,925. At December 31, 2016, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $25,465. As of March 31, 2017, if these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of $18,854, excluding interest and penalties, would impact the Company’s effective tax rate. The Company accrues interest expense, and if applicable, penalties, for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. As of March 31, 2017 and December 31, 2016, the Company had accrued interest on unrecognized tax benefits of approximately $469 and $491, respectively.

Over the next 12 months it is reasonably possible that the Company may recognize approximately $1,702 of previously net unrecognized tax benefits related to various U.S. federal, state and foreign tax positions primarily as a result of the expiration of certain statutes of limitations.

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

12)	Pension Plans

As a result of the acquisition of Newport, the Company has assumed all assets and liabilities of Newport’s defined benefit pension plans, which cover substantially all of its full-time employees in France, Germany, Israel and Japan. In addition, there are certain pension liabilities relating to former employees in the United Kingdom. The German plan is unfunded, as permitted under the plan and applicable laws. The net periodic benefit costs during the three months ended March 31, 2017, were approximately $260 and the Company made contributions of $227 to these plans, during the three months ended March 31, 2017.

13)	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income	$65,060	$17,563

Denominator:
Shares used in net income per common share – basic	53,769,000	53,235,000
Effect of dilutive securities:
Restricted stock units, stock appreciation rights and shares issued under employee stock purchase plan	1,189,000	328,000

Shares used in net income per common share – diluted	54,958,000	53,563,000

Net income per common share:
Basic	$1.21	$0.33
Diluted	$1.18	$0.33

Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding (using the treasury stock method) if securities containing potentially dilutive common shares (restricted stock units and stock appreciation rights) had been converted to such common shares, and if such assumed conversion is dilutive.

For the three months ended March 31, 2017 and 2016, there were no weighted-average shares of restricted stock units or stock appreciation rights that would have had an anti-dilutive effect on EPS, and would thus need to be excluded from the computation of diluted weighted-average shares.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

14)	Stockholder’s Equity

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

There were no shares repurchased during the three months ended March 31, 2017. During the three months ended March 31, 2016, the Company repurchased approximately 45,000 shares of its common stock for $1,545, or an average price of $34.50 per share.

Cash Dividends

Holders of the Company’s common stock are entitled to receive dividends when they are declared by the Company’s Board of Directors. During the three months ended March 31, 2017, the Company’s Board of Directors declared a cash dividend of $0.175 per share, which dividends totaled $9,419. During the three months ended March 31, 2016, the Company’s Board of Directors declared a cash dividend of $0.17 per share, which dividends totaled $9,056. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of the Company’s Board of Directors.

15)	Stock Based Compensation

In connection with the completion of the Newport Merger, the Company assumed:

•	all restricted stock units (“RSUs”) granted under any Newport equity plan that were outstanding immediately prior to the effective time of the Newport Merger, and as to which shares of Newport common stock were not fully distributed in connection with the closing of the Newport Merger, and

•	all stock appreciation rights granted under any Newport equity plan, whether vested or unvested, that were outstanding immediately prior to the effective time of the Newport Merger.

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

Included in the total number of Assumed RSUs were 36,599 RSUs for outside directors that were part of the Newport Deferred Compensation Plan (the “DC Plan”), from which 19,137 underlying shares were released in May 2016. As of March 31, 2017, 17,462 RSUs remained outstanding under the DC Plan, and an additional 234 shares were added to the DC Plan due to reinvested dividends. These Assumed RSUs will not become issued shares until their respective release dates.

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

During the three months ended March 31, 2017, the Company granted 171,179 RSUs with a weighted average grant date fair value of $66.06. There were no SARs granted during the three months ended March 31, 2017.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

The total stock-based compensation expense included in the Company’s consolidated statements of income and comprehensive income was as follows:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Cost of revenues	$930	$440
Research and development expense	745	374
Selling, general and administrative expense	7,107	3,338

Total pre-tax stock-based compensation expense	$8,782	$4,152

At March 31, 2017, the total compensation expense related to unvested stock-based awards granted to employees, officers and directors under the Plan that had not been recognized was $23,759, net of estimated forfeitures. The future compensation expense is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures except for retirement eligible employees in which the Company expenses the fair value of the grant in the period the grant is issued. The Company considers many factors when estimating expected forfeitures, including types of awards and historical experience. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

The following table presents the activity for RSUs under the Plan:

	Three Months Ended March 31, 2017
	Outstanding RSUs	Weighted Average Grant Date Fair Value
RSUs – beginning of period	1,325,516	$34.38
Accrued dividend shares	47	66.20
Granted	171,179	66.06
Vested	(499,743)	33.59
Forfeited or expired	(34,180)	33.50

RSUs – end of period	962,819	$40.46

The following table presents the activity for SARs under the Plan:

	Three Months Ended March 31, 2017
	Outstanding SARs	Weighted Average Grant Date Fair Value
SARs – beginning of period	599,334	$28.10
Granted	—	—
Exercised	(120,206)	25.81
Forfeited or expired	(9,563)	25.58

SARs Outstanding – end of period	469,565	$28.74

At March 31, 2017, the Company’s outstanding and exercisable SARs, the weighted-average base value, the weighted average remaining contractual life and the aggregate intrinsic value thereof, were as follows:

	Number of Shares	Weighted Average Base Value	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
SARs outstanding	469,565	$28.74	3.9	$18,787
SARs exercisable	398,868	$28.32	3.7	$16,127

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

16)	Business Segment, Geographic Area, Product and Significant Customer Information

The Company is a global provider of instruments, subsystems and process control solutions that measure, control, deliver, power, monitor and analyze critical parameters of advanced manufacturing processes to improve process performance and productivity. The Company also provides services relating to the maintenance and repair of products it sells, installation services and training.

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

The Vacuum & Analysis segment provides a broad range of instruments, components and subsystems which are derived from the Company’s core competencies in pressure measurement and control, flow measurement and control, gas and vapor delivery, gas composition analysis, residual gas analysis, leak detection, control and information technology, ozone generation and delivery, RF & DC power, reactive gas generation and vacuum technology.

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

The following is net revenues by reportable segment:

	Three Months Ended March 31,
	2017	2016
Vacuum & Analysis	$277,984	$183,681
Light & Motion	159,169	—

	$437,153	$183,681

The following is a reconciliation of segment gross profit to consolidated net income:

	Three Months Ended March 31,
	2017	2016
Gross profit by reportable segment:
Vacuum & Analysis	$128,924	$77,913
Light & Motion	76,623	—

Total gross profit by reportable segment	205,547	77,913
Operating expenses:
Research and development	33,282	17,227
Selling, general and administrative	74,220	33,950
Acquisition and integration costs	1,442	2,494
Restructuring	522	—
Amortization of intangible assets	12,501	1,683

Income from operations	83,580	22,559
Interest and other (expense) income, net	(6,295)	1,246

Income before income taxes	77,285	23,805
Provision for income taxes	12,225	6,242

Net income	$65,060	$17,563

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

The following is capital expenditures by reportable segment for the three months ended March 31, 2017 and 2016:

	Vacuum & Analysis	Light & Motion	Total
Three Months Ended March 31, 2017:
Capital expenditures	$2,374	$1,725	$4,099

Three Months Ended March 31, 2016:
Capital expenditures	$2,156	$—	$2,156

The following is depreciation and amortization by reportable segment for the three months ended March 31, 2017 and 2016:

	Vacuum & Analysis	Light & Motion	Total
Three Months Ended March 31, 2017:
Depreciation and amortization	$5,122	$16,711	$21,833

Three Months Ended March 31, 2016:
Depreciation and amortization	$5,278	$—	$5,278

Total income tax expense is not presented by reportable segment because the necessary information is not available or used by the CODM.

The following is segment assets by reportable segment:

March 31, 2017:	Vacuum & Analysis	Light & Motion	Corporate, Eliminations and Other	Total
Segment assets:
Accounts receivable	$165,210	$123,247	$(21,208)	$267,249
Inventory, net	167,322	118,196	—	285,518

Total segment assets	$332,532	$241,443	$(21,208)	$552,767

December 31, 2016:	Vacuum & Analysis	Light & Motion	Corporate, Eliminations and Other	Total
Segment assets:
Accounts receivable	$148,516	$121,516	$(21,275)	$248,757
Inventory, net	165,040	110,829	—	275,869

Total segment assets	$313,556	$232,345	$(21,275)	$524,626

A reconciliation of segment assets to consolidated total assets is as follows:

	March 31, 2017	December 31, 2016
Total segment assets	$552,767	$524,626
Cash and cash equivalents, restricted cash and investments	426,418	433,231
Income tax receivable and other current assets	52,266	50,770
Property, plant and equipment, net	169,833	174,559
Goodwill and intangible assets, net	986,911	996,589
Other assets	32,352	32,467

Consolidated total assets	$2,220,547	$2,212,242

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

	Three Months Ended March 31,
	2017	2016
Net revenues:
United States	$218,050	$94,218
Korea	44,878	20,550
Japan	37,792	16,236
Asia (excluding Korea and Japan)	88,243	33,456
Europe	48,190	19,221

	$437,153	$183,681

Long-lived assets:(1)	March 31, 2017	December 31, 2016
United States	$119,337	$122,547
Europe	28,152	28,717
Asia	49,275	49,406

	$196,764	$200,670

(1)	Long-lived assets include property, plant and equipment, net and certain other long-term assets, excluding long-term tax related accounts.

Goodwill associated with each of our reportable segments is as follows:

	March 31, 2017	December 31, 2016
Reportable segment:
Vacuum & Analysis	$200,206	$199,453
Light & Motion	390,296	389,132

Total goodwill	$590,502	$588,585

Worldwide Product Information

Because the reportable segment information above does not reflect worldwide sales of the Company’s products, the Company groups its products into seven groups of similar products based upon the similarity of product function. Worldwide net revenue for each group of products is as follows:

	Three Months Ended March 31,
	2017	2016
Analytical and Control Solutions Products	$31,820	$22,978
Materials Delivery Solutions Products	43,454	27,509
Power, Plasma and Reactive Gas Solutions Products	122,800	77,116
Pressure and Vacuum Measurement Products	79,910	56,078
Lasers Products	44,944	—
Optics Products	46,505	—
Photonics Products	67,720	—

	$437,153	$183,681

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

Major Customers

The Company had two customers with net revenues greater than 10% of total net revenues in the periods shown as follows:

	Three Months Ended March 31,
	2017	2016
Applied Materials, Inc.	13.0%	18.8%
LAM Research Corporation	12.6%	17.1%

17)	Restructuring

During the three months ended March 31, 2017 and 2016, the Company recorded restructuring charges of $522 and $0, respectively. The restructuring charges for the three months ended March 31, 2017 relate to the restructuring of one of our international facilities and the consolidation of certain sales offices.

The activity related to the Company’s restructuring accrual is shown below:

Three Months Ended March 31, 2017
Balance at January 1	$540
Charged to expense	522
Payments and adjustment	(347)

Balance at March 31	$715

18)	Commitments and Contingencies

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

On October 19, 2016, plaintiffs filed an amended complaint captioned In re Newport Corporation Shareholder Litigation, Case No. A-16-733154-B, in the District Court, Clark County, Nevada, on behalf of a class of Newport’s stockholders for claims related to the Merger Agreement. The complaint names as defendants the Company, Newport, and the then-current members of Newport’s former board of directors. It alleges that the named directors breached their fiduciary duties to Newport’s stockholders by agreeing to sell Newport through an inadequate and unfair process, which led to inadequate and unfair consideration, by agreeing to unfair deal protection devices, and by omitting material information from the Proxy. The complaint also alleges that the Company and Newport aided and abetted the named directors’ alleged breaches of their fiduciary duties. The complaint seeks monetary damages, including pre- and post-judgment interest. On December 9, 2016, both the Company and the Newport defendants filed motions to dismiss. Plaintiffs filed an opposition to the motions to dismiss on January 13, 2017. On February 3, 2017, the Company and the Newport defendants filed their reply briefs in support of their motions to dismiss. A hearing on the motions to dismiss was held on February 15, 2017.

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

19)	Subsequent Events

In April 2017, the Company completed the sale of its Data Analytics Solutions business for approximately $80,000 and expects to record a pre-tax gain of approximately $75,000, during the second quarter of 2017. This business, which had net revenues in 2016 of $12,700 and was included in the Vacuum & Analysis segment, was no longer a part of the Company’s long-term strategic objectives.

The business did not qualify as a discontinued operation as this sale did not represent a strategic shift in the Company’s business, nor did the sale have a major effect on the Company’s operations, therefore, the results of operations for all periods are included in the Company’s income from operations.

The assets and liabilities of this business have not been reclassified or segregated in the consolidated balance sheet or consolidated statements of cash flows due to the immaterial amounts.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used herein, the words “believes,” “anticipates,” “plans,” “expects,” “estimates,” “would,” “will,” “intends” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect management’s current opinions and are subject to certain risks and uncertainties that could cause results to differ materially from those stated or implied. While we may elect to update forward looking statements in the future, we specifically disclaim any obligation to do so even if our estimates or expectations change. Risks and uncertainties include, but are not limited to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016 in the section entitled “Risk Factors” as referenced in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

Overview

We are a global provider of instruments, subsystems and process control solutions that measure, control, power, deliver, monitor and analyze critical parameters of advanced manufacturing processes to improve process performance and productivity. Our products are derived from our core competencies in automation and control, gas composition analysis, lasers, materials delivery, optics, photonics, pressure, power, reactive gas and vacuum. We also provide services related to the maintenance and repair of our products, installation services and training.

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

The Vacuum & Analysis segment provides a broad range of instruments, components and subsystems which are derived from our core competencies in pressure measurement and control, flow measurement and control, gas and vapor delivery, gas composition analysis, residual gas analysis, leak detection, control and information technology, ozone generation and delivery, RF & DC power, reactive gas generation and vacuum technology. The Light & Motion segment provides a broad range of instruments, components and subsystems which are derived from our core competencies in lasers, photonics, sub-micron positioning, vibration isolation and optics.

Approximately 60% and 73% of our net revenues for the three months ended March 31, 2017 and 2016, respectively, were from sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers. As a result of our acquisition of Newport, we estimate that sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers could account for approximately 50% to 60% of our total sales in future periods.

Approximately 40% and 27% of our net revenues for the three months ended March 31, 2017 and 2016, respectively, were from other advanced manufacturing applications. These include, but are not limited to, electronic thin film, life and health sciences, process and industrial technologies and research and defense.

Net revenues from semiconductor capital equipment manufacture and semiconductor device manufacture customers increased by $125.4 million, or 93%, for the three months ended March 31, 2017, compared to the same period in the prior year. This increase is attributed to net semiconductor revenues from the Newport Merger of $41.3 million and net semiconductor revenues from the legacy MKS business (Vacuum & Analysis segment), which increased $84.1 million, or 62%, for the three months ended March 31, 2017, compared to the same period in the prior year. The semiconductor capital equipment industry is subject to rapid demand shifts, which are difficult to predict, and we are uncertain as to the timing or extent of future demand or any future weakness in the semiconductor capital equipment industry.

Our net revenues from customers in other advanced markets, which exclude semiconductor capital equipment and semiconductor device product applications, increased by $128.0 million, or 261%, for the three months ended March 31, 2017, compared to the same period in the prior year. This increase is attributed to net revenues from the Newport Merger of $117.8 million and net revenues from the legacy MKS business (Vacuum & Analysis segment) which increased by $10.2 million, or 21%, from customers in other advanced markets. Revenues from customers in other advanced markets are made up of many different markets including electronic thin film, life and health sciences, process and industrial technologies and research and defense.

A significant portion of our net revenues is from sales to customers in international markets. For the three months ended March 31, 2017 and 2016, international net revenues accounted for approximately 50% and 49% of our net revenues, respectively. A significant portion of our international net revenues were in Korea, Japan and Israel. We expect that international net revenues will continue to represent a significant percentage of our total net revenues.

Recent Events

Sale of Data Analytics Solutions business

In April 2017, we completed the sale of our Data Analytics Solutions business for approximately $80.0 million and expect to record a pre-tax gain of approximately $75.0 million, during the second quarter of 2017. This business, which had net revenues in 2016 of $12.7 million and was included in the Vacuum & Analysis segment, was no longer a part of our long-term strategic objectives.

The business did not qualify as a discontinued operation as this sale did not represent a strategic shift in our business, nor did the sale have a major effect on our operations, therefore, the results of operations for all periods are included in our income from operations. The assets and liabilities of this business have not been reclassified or segregated in the consolidated balance sheet or consolidated statements of cash flows due to the immaterial amounts.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. There have been no material changes in our critical accounting policies since December 31, 2016. For further information, please see the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2016 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total net revenues of certain line items included in our consolidated statements of operations and comprehensive income data.

	Three Months Ended March 31,
	2017	2016
Net revenues:
Product	89.9%	83.6%
Services	10.1	16.4

Total net revenues	100.0	100.0
Cost of revenues:
Cost of product revenues	46.9	46.5
Cost of service revenues	6.1	11.1

Total cost of revenues (exclusive of amortization shown separately below)	53.0	57.6

Gross profit	47.0	42.4
Research and development	7.6	9.4
Selling, general and administrative	17.0	18.4
Acquisition and integration costs	0.3	1.4
Restructuring	0.1	—
Amortization of intangible assets	2.9	0.9

Income from operations	19.1	12.3
Interest and other (expense) income, net	(1.4)	0.7

Income from operations before income taxes	17.7	13.0
Provision for income taxes	2.8	3.4

Net income	14.9%	9.6%

Net Revenues

	Three Months Ended March 31,
(dollars in millions)	2017	2016
Product	$392.9	$153.6
Service	44.2	30.1

Total net revenues	$437.1	$183.7

Product revenues increased $239.3 million during the three months ended March 31, 2017, compared to the same period in the prior year. This increase was primarily attributed to the Newport Merger, as revenues associated with Newport products were $146.4 million for the three months ended March 31, 2017. Product revenues increased for our legacy MKS business (Vacuum & Analysis segment) by $92.9 million for the three months ended March 31, 2017, compared to the same period in the prior year, primarily due to an increase in product revenues from our semiconductor capital equipment and semiconductor device manufacture customers of $83.1 million, primarily due to volume and an increase in product revenues from our electronic thin film market of $6.0 million.

Service revenues consisted mainly of fees for services related to the maintenance and repair of our products, installation and training. Service revenues increased $14.1 million during the three months ended March 31, 2017, compared to the same period in the prior year. This increase was primarily attributed to the Newport Merger, as revenues associated with Newport services were $12.7 million for the three months ended March 31, 2017. Service revenues increased for our legacy MKS business (Vacuum & Analysis segment) by $1.4 million for the three months ended March 31, 2017, compared to the same period in the prior year, primarily due to increases in service revenues from our semiconductor capital equipment and semiconductor device manufacture customers of $1.0 million.

Total international net revenues, including product and service, was $219.1 million for the three months ended March 31, 2017, or 50.1% of net revenues, compared to $89.5 million for the three months ended March 31, 2016, or 48.7% of net revenues. The increase in international revenues of $129.6 million primarily relates to $79.3 million from the Newport Merger. The remainder of the increase of $50.3 million is attributed to our legacy MKS business (Vacuum & Analysis) segment, primarily due to increases in revenue of $24.3 million in Korea, $6.4 million in Israel, $5.4 million in Shanghai, and $4.8 million in Singapore. The majority of our foreign revenues are from sales to customers in Asia, primarily in Korea, Japan and Israel.

The following is our net revenues by reportable segment:

	Three Months Ended March 31,
(dollars in millions)	2017	2016
Net revenues:
Vacuum & Analysis	$278.0	$183.7
Light & Motion	159.1	—

Total net revenues	$437.1	$183.7

Net revenues for our Vacuum & Analysis segment increased $94.3 million for the three months ended March 31, 2017, compared to the same period in the prior year, primarily due to an increase in net revenues from our semiconductor capital equipment and semiconductor device manufacture customers of $84.1 million and an increase in net revenues from customers in our electronic thin film markets of $6.1 million.

Net revenues from our Light & Motion segment was $159.1 million for the three months ended March 31, 2017. This segment represents the legacy Newport business, which was acquired during the second quarter of 2016.

Gross Profit

	Three Months Ended March 31,
	2017	2016	% Points Change
Gross profit as a percentage of net revenues:
Product	47.8%	44.4%	3.4%
Service	40.0	32.1	7.9

Total gross profit	47.0%	42.4%	4.6%

Gross profit as a percentage of net product revenues increased by 3.4 percentage points for the three months ended March 31, 2017, compared to the same period in the prior year. The increase was primarily attributed to 8.1 percentage points related to favorable revenue volumes, partially offset by a decrease of 2.2 percentage points due to unfavorable mix, 1.9 percentage points due to higher labor and overhead charges, resulting from the Newport Merger and 0.4 percentage points due to higher excess and obsolete inventory charges.

Gross profit as a percentage of net service revenues increased by 7.9 percentage points for the three months ended March 31, 2017, compared to the same period in the prior year. This increase was primarily attributed to 5.6 percentage points due to favorable material costs, primarily from an adjustment to material costs that we do not expect to reoccur in the future, and 3.1 percentage points due to favorable product mix. Cost of service revenues, including salaries and related expenses and other fixed costs, consists primarily of providing services for repair and training.

The following is gross profit as a percentage of net revenues by reportable segment:

	Three Months Ended March 31,
	2017	2016	% Points Change
Gross profit:
Vacuum & Analysis	46.4%	42.4%	4.0%
Light & Motion	48.1	—	100.0

Total gross profit	47.0%	42.4%	4.6%

Gross profit for our Vacuum & Analysis segment increased by 4.0 percentage points for the three months ended March 31, 2017, compared to the same period in the prior year, primarily as a result of higher revenue volumes, favorable labor and overhead charges, partially offset by unfavorable product mix.

Gross profit for our Light & Motion segment was 48.1% for the three months ended March 31, 2017. The Light & Motion segment was established in the second quarter of 2016 as a result of the Newport Merger.

Research and Development

	Three Months Ended March 31,
(dollars in millions	2017	2016
Research and development expenses	$33.3	$17.2

Research and development expenses increased $16.1 million for the three months ended March 31, 2017, compared to the same period in the prior year. The increase was primarily attributed to $13.9 million from the Newport Merger, and consisted primarily of $10.2 million of compensation costs and related benefits, $1.6 million of project materials and $0.9 million of occupancy costs. The remaining increase of $2.2 million related to the legacy MKS business (Vacuum & Analysis segment) consisted primarily of $0.9 million for project materials and $0.6 million for variable compensation related costs.

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

Selling, General and Administrative

	Three Months Ended March 31,
(dollars in millions)	2017	2016
Selling, general and administrative expenses	$74.2	$34.0

Selling, general and administrative expenses increased by $40.2 million in the three months ended March 31, 2017, compared to the same period in the prior year. The increase was primarily attributed to $33.4 million from the Newport Merger, and consisted primarily of $20.0 million of compensation costs and related benefits, $2.2 million for depreciation expense, $2.1 million for commissions and $2.0 million for consulting and professional fees. The remaining increase of $6.8 million related to the legacy MKS business (Vacuum & Analysis segment) consisted primarily of $4.4 million for compensation costs and related benefits, primarily variable compensation, and $1.0 million for consulting and professional fees.

Acquisition and Integration Costs

	Three Months Ended March 31,
(dollars in millions)	2017	2016
Acquisition and integration costs	$1.4	$2.5

We incurred $1.4 million and $2.5 million of acquisition and integration costs for the three months ended March 31, 2017 and 2016, respectively, related to the Newport Merger. These costs were primarily related to legal and other professional fees.

Restructuring

	Three Months Ended March 31,
(dollars in millions)	2017	2016
Restructuring	$0.5	$—

Restructuring expense for the three months ended March 31, 2017, relates to the restructuring of one of our international facilities and the consolidation of certain sales offices.

Amortization of Intangible Assets

	Three Months Ended March 31,
(dollars in millions)	2017	2016
Amortization of intangible assets	$12.5	$1.7

Amortization increased by $10.8 million during the three months ended March 31, 2017, compared to the same period in the prior year. This increase was primarily attributed to the amortization of intangible assets acquired in the Newport Merger.

Interest (Expense) Income, Net

	Three Months Ended March 31,
(dollars in millions)	2017	2016
Interest (expense) income, net	$(8.3)	$0.9

Interest expense, net, increased by $9.2 million during the three months ended March 31, 2017, compared to the same period in the prior year. This increase is primarily attributed to $8.8 million of interest expense related to our Term Loan Facility.

Other income

	Three Months Ended March 31,
(dollars in millions)	2017	2016
Other income	$2.0	$0.4

Other income increased by $1.6 million and relates primarily to favorable foreign exchange.

Provision for Income Taxes

	Three Months Ended March 31,
(dollars in millions)	2017	2016
Provision for income taxes	$12.2	$6.2

Our effective tax rate for the three months ended March 31, 2017 and 2016 was 15.8% and 26.2%, respectively. The effective tax rate for the three months ended March 31, 2017, was lower than the U.S. statutory tax rate mainly due to the geographic mix of income and profits earned by our international subsidiaries being taxed at rates lower than the U.S. statutory tax rate, the deduction for domestic production activities and the stock compensation benefit related to the adoption of a new accounting standard that became applicable during the quarter ended March 31, 2017. Our effective tax rate for the three months ended March 31, 2016 was lower than the U.S. statutory tax rate due to the impact of lower tax rates on profits earned by our international subsidiaries and the impact of the deduction for domestic production activities.

Our future effective tax rate depends on various factors, including the impact of tax legislation, the geographic composition of our pre-tax income, and changes in tax reserves for unrecognized tax benefits. We monitor these factors and timely adjust our estimates of the effective tax rate accordingly. We expect that the geographic mix of pre-tax income will continue to have a favorable impact on our effective tax rate however the geographic mix of pre-tax income can change based on multiple factors resulting in changes to the effective tax rate in future periods. We also expect that the impact of the windfall stock compensation tax benefit on the tax rate will vary significantly from quarter to quarter due to the timing of vesting and exercise of stock grants and the impact of changes in our stock price.

Our effective tax rate could be adversely affected by changes in the valuation of deferred tax assets and liabilities. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate sufficient future taxable income in the United States.

Additionally, the recognition and measurement of certain tax benefits include estimates and judgment by management. Accordingly, we could record additional provisions or benefits for U.S. federal, state, and foreign taxes matters in future periods as new information becomes available.

Liquidity and Capital Resources

Cash and cash equivalents and short-term marketable investments totaled $411.2 million at March 31, 2017, compared to $418.1 million at December 31, 2016.

Net cash provided by operating activities was $66.1 million for the three months ended March 31, 2017, and resulted from net income of $65.1 million, which included non-cash charges of $36.9 million, offset by a net increase in working capital of $35.9 million. The net increase in working capital was primarily due to a decrease in accrued compensation of $16.8 million, as year-end bonuses were paid, an increase in trade accounts receivable of $15.2 million and an increase in inventories of $11.7 million, related to an increase in business activities and an increase in other current assets of $1.5 million. These increases in working capital were partially offset by an increase in income taxes of $8.1 million and an increase in other current and non-current liabilities of $1.1 million.

Net cash provided by operating activities was $23.2 million for the three months ended March 31, 2016, and resulted from net income of $17.6 million, which included non-cash charges of $12.6 million, offset by a net increase in working capital of $7.0 million. The net increase in working capital was primarily due to an increase in trade accounts receivable of $10.1 million, related to an increase in business activities, a decrease in accrued compensation of $7.1 million and an increase in other current assets of $3.6 million. These increases in working capital were partially offset by an increase in accrued liabilities of $7.7 million, an increase in accounts payable of $4.8 million and an increase in income taxes of $2.3 million.

Net cash provided by investing activities was $30.5 million for the three months ended March 31, 2017, and resulted from $34.6 million of net sale and maturities of short-term investments, partially offset by $4.1 million in purchases of production-related equipment. Net cash provided by investing activities was $120.9 million for the three months ended March 31, 2016 and resulted primarily from $123.1 million of net sale and maturities of short-term investments which was used to partially finance the Newport acquisition, partially offset by $2.2 million in purchases of production-related equipment.

Net cash used in financing activities was $64.7 million for the three months ended March 31, 2017, and resulted primarily from $51.6 million used for the partial repayment of the Term Loan Facility used to finance the Newport Merger ($50 million was pre-paid and $1.6 million was a regularly scheduled payment of principal), $9.4 million of dividend payments made to common stockholders and $2.9 million of net payments related to tax payments for employee stock awards. Net cash used in financing activities was $13.0 million for the three months ended March 31, 2016, and resulted primarily from $9.1 million of dividend payments made to common stockholders, $2.6 million of net payments related to tax payments for employee stock awards and $1.5 million used in the repurchase of our common stock.

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

During the three months ended March 31, 2017, there were no repurchases of our common stock. During the three months ended March 31, 2016, we repurchased approximately 45,000 shares of our common stock for $1.5 million, or an average price of $34.50 per share.

During the three months ended March 31, 2017, our Board of Directors declared a cash dividend of $0.175 per share that totaled $9.4 million. During the three months ended March 31, 2016, our Board of Directors declared a cash dividend of $0.17 per share that totaled $9.1 million. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of our Board of Directors. In addition, under the terms of our senior secured Term Loan Facility and our senior secured asset-based revolving credit facility, we may be restricted from paying dividends under certain circumstances.

Our total cash and cash equivalents and short-term marketable investments at March 31, 2017, consisted of $152.0 million held in the United States and $259.2 million held by our foreign subsidiaries, substantially all of which would be subject to tax in the United States if returned to the United States. We believe our existing United States cash and short-term investment balances are adequate to meet domestic operating needs, including estimated working capital, planned capital expenditure requirements, payment of debt and any future cash dividends, if declared, during the next twelve months and the foreseeable future.

On April 27, 2016, we invested $9.3 million for a minority interest in a private company, which operates in the field of semiconductor process equipment instrumentation. We accounted for this investment using the cost method of accounting. During the fourth quarter of 2016, we recognized an impairment loss on this investment of $5.0 million.

Sale of Data Analytics Solutions business

In April 2017, we completed the sale of our Data Analytics Solutions business for approximately $80.0 million and expect to record a pre-tax gain of approximately $75.0 million, during the second quarter of 2017. This business, which had net revenues in 2016 of $12.7 million and was included in the Vacuum & Analysis segment, was no longer a part of our long-term strategic objectives.

Term Loan Credit Agreement

In connection with the completion of the Newport Merger, we entered into a term loan credit agreement (the “Credit Agreement”) with Barclays Bank PLC, as administrative agent and collateral agent, and the lenders from time to time party thereto (the “Lenders”), that provided senior secured financing of $780.0 million, subject to increase at our option in accordance with the Credit Agreement (the “Term Loan Facility”). Borrowings under the Term Loan Facility bear interest per annum at one of the following rates selected by the Company: (a) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the “prime rate” quoted in The Wall Street Journal, (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%, and (4) a floor of 1.75%, plus, in each case, an applicable margin (that was initially 3.00% and was decreased as described below); or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, subject to a LIBOR rate floor of 0.75%, plus an applicable margin (that was initially 4.00% and was decreased as described below). We have elected the interest rate as described in clause (b). The Term Loan Facility was issued with original issue discount of 1.00% of the principal amount thereof.

In June 2016, we entered into Amendment No. 1 (the “Re-pricing Amendment 1”) to the Credit Agreement by and among the Company, the Lenders and Barclays Bank PLC, as administrative agent and collateral agent for the Lenders. The Re-pricing Amendment 1 decreased the applicable margin for borrowings under our Term Loan Facility to 2.50% for base rate borrowings and 3.50% for LIBOR borrowings and extended the period during which a pre-payment premium may be required for a “Re-pricing Transaction” (as defined in the Credit Agreement) until six months after the effective date of the Re-pricing Amendment 1. In connection with the execution of the Re-pricing Amendment 1, we paid a pre-payment premium of 1.00%, or $7.3 million, as well as certain fees and expenses of the administrative agent and the Lenders, in accordance with the terms of the Credit Agreement. Immediately prior to the effectiveness of the Re-pricing Amendment 1, we prepaid $50.0 million of principal under the Credit Agreement. In September 2016, we prepaid an additional $60.0 million under the Credit Agreement.

In September 2016, we entered into an interest rate swap agreement, which has a maturity date of September 30, 2020, to fix the rate on $335.0 million of the outstanding balance of the Credit Agreement. The rate is fixed at 1.198% per annum plus the credit spread of 3.50%.

In December 2016, we entered into Amendment No. 2 (the “Re-pricing Amendment 2”) to the Credit Agreement by and among the Company, the Lenders and Barclays Bank PLC, as administrative agent and collateral agent for the Lenders. The Re-pricing Amendment 2 decreased the applicable margin for the Company’s term loan under the Credit Agreement to 2.75% for LIBOR borrowings and 1.75% for base rate borrowings and reset the period during which a pre-payment premium may be required for a “Re-pricing Transaction” (as defined in the Credit Agreement) until six months after the effective date of the Re-pricing Amendment. In November 2016, prior to the effectiveness of the Re-pricing Amendment 2, we prepaid an additional $40.0 million of principal under the Credit Agreement. In March 2017, the Company prepaid $50.0 million of principal under the Credit Agreement. After pre-payments of $200.0 million and regularly scheduled principal payments of $5.0 million, the total outstanding principal balance was $575.0 million as of March 31, 2017.

We incurred $28.7 million of deferred finance fees, original issue discount and a re-pricing fee related to the term loans under the Term Loan Facility, which are included in long-term debt in the accompanying consolidated balance sheets and will be amortized to interest expense over the estimated life of the term loans using the effective interest method. A portion of these fees have been written-off in connection with the various debt pre-payments during 2016. The remaining balance of the deferred finance fees, original issue discount and re-pricing fee related to the Term Loan Facility was $17.0 million as of March 31, 2017.

Under the Credit Agreement, we are required to prepay outstanding term loans, subject to certain exceptions, with portions of our annual excess cash flow as well as with the net cash proceeds of certain asset sales, certain casualty and condemnation events and the incurrence or issuance of certain debt. We are also required to make scheduled quarterly payments each equal to 0.25% of the principal amount of the term loans outstanding on December 14, 2016 (the date of the Re-Pricing Amendment 2) less the amount of certain voluntary and mandatory repayments after such date, with the balance due on the seventh anniversary of the closing date.

All obligations under the Term Loan Facility are guaranteed by certain of our domestic subsidiaries, and are secured by substantially all of our assets and the assets of such subsidiaries, subject to certain exceptions and exclusions.

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. If an event of default occurs, the Lenders under the Term Loan Facility will be entitled to take various actions, including the acceleration of amounts due under the Term Loan Facility and all actions generally permitted to be taken by a secured creditor. At March 31, 2017, we were in compliance with all covenants under the Credit Agreement.

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

In addition to paying interest on outstanding principal under the ABL Facility, we are required to pay a commitment fee in respect of the unutilized commitments thereunder. The initial commitment fee is 0.375% per annum. The total commitment fee recognized in interest expense in 2016 was $0.1 million. Commencing with the completion of the first fiscal quarter ending after the closing of the ABL Facility, the commitment fee is subject to downward adjustment based on the amount of average unutilized commitments for the three month period immediately preceding such adjustment date. We must also pay customary letter of credit fees and agency fees.

Lines of Credit and Short-Term Borrowing Arrangements

One of our Japanese subsidiaries has lines of credit and short-term borrowing arrangements with two financial institutions which arrangements generally expire and are renewed at three month intervals. The lines of credit provided for aggregate borrowings as of March 31, 2017, of up to an equivalent of $20.5 million U.S. dollars. One of the borrowing arrangements has an interest rate based on the Tokyo Interbank Offer Rate at the time of borrowing and the other has an interest rate based on the Japanese Short-Term Prime Lending Rate. There were no borrowings outstanding under these arrangements at March 31, 2017 and December 31, 2016.

We assumed various revolving lines of credit and a financing facility with the completion of the Newport Merger. These revolving lines of credit and financing facility have no expiration date and provided for aggregate borrowings as of March 31, 2017, of up to an equivalent of $11.2 million U.S. dollars. These lines of credit have a base interest rate of 1.25% plus a Japanese Yen overnight LIBOR rate.

One of our Austrian subsidiaries has four outstanding loans from the Austrian government to fund research and development. These loans are unsecured and do not require principal repayment as long as certain conditions are met. Interest on these loans is payable semi-annually. The interest rates associated with these loans range from 0.75% - 2.00%.

Off-Balance Sheet Arrangements

We do not have any financial partnerships with unconsolidated entities, such as entities often referred to as structured finance, special purpose entities or variable interest entities, which are often established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. Accordingly, we have no off-balance sheet arrangements that have or are reasonably expected to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recently Issued Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-07, “Compensation-Retirement Benefits (Topic 715)-Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This standard requires that an employer disaggregate the service cost component from the other components of net benefit cost. This standard also provides explicit guidance on how to present the service cost component and the other components of the net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization. The provisions of this ASU are effective for annual periods beginning after December 31, 2017, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. We do not expect adoption of this ASU to have a material impact on our consolidated financial statements.

In January 2017, the (“FASB”) issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350).” This standard simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of goodwill. The provisions of this ASU are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We expect to adopt this new standard in 2017 when we perform our annual goodwill impairment test in the fourth quarter. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805)-Clarifying the Definition of a Business.” This standard clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This standard also provides a more robust framework to use in determining when a set of assets and activities is a business. Because the current definition of a business is interpreted broadly and can be difficult to apply, stakeholders indicated that analyzing transactions is inefficient and costly and that the definition does not permit the use of reasonable judgment. The provisions of this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is applicable under certain circumstances. We do not expect adoption of this ASU to have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides for a single comprehensive model to use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in Generally Accepted Accounting Principles when it becomes effective. ASU 2014-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We do not plan to early adopt the standard, but have preliminarily concluded that we will use the modified retrospective method upon adoption in the first quarter of 2018.

In March, April, May and December 2016, the FASB issued additional updates to the new revenue standard relating to reporting revenue on a gross versus net basis, identifying performance obligations and licensing arrangements, narrow-scope improvements and practical expedients, and technical corrections and improvements, respectively. We have reviewed our plan for the implementation and will continue to report the status against that plan with our Audit Committee. We have established a cross functional project steering committee and implementation team to identify potential differences that would result from applying the requirements of the new standard to the our revenue contracts and related expense line items. We have identified the various revenue streams, including product revenues, service revenues, installation and training, that could be impacted by Topic 606 and has started to review individual customer contracts related to these revenue streams to determine if any material differences exist between the current revenue standard, Accounting Standards Codification Topic 605 and Topic 606. In the second quarter of 2017, we will be reviewing the additional disclosure requirements of the new standard and the potential impact on its internal control structure and revenue recognition policy. We have not completed our assessment of the new revenue recognition standard and have not yet determined the impact on our consolidated financial statements. We anticipate that we will complete our assessment of the new standard and its potential financial impact by the end of the third quarter of 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information concerning market risk is contained in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 1, 2017. As of March 31, 2017, there were no material changes in our exposure to market risk from December 31, 2016.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On March 9, 2016, a putative class action lawsuit captioned Dixon Chung v. Newport Corp., et al, Case No. A-16-733154-C, was filed in the District Court, Clark County, Nevada on behalf of a putative class of the Company’s stockholders for claims related to the February 22, 2016 Agreement and Plan of Merger (the “Merger Agreement”) between the Company, Newport Corporation (“Newport”), and PSI Equipment, Inc., a Nevada corporation and a wholly owned subsidiary of the Company, which was merged with Newport on April 29, 2016 and is the surviving corporation of such merger (“Merger Sub”). The complaint names as defendants the Company, Newport, Merger Sub, and certain then-current and former members of Newport’s former board of directors. The complaint alleges that the named directors breached their fiduciary duties to Newport’s stockholders by agreeing to sell Newport through an inadequate and unfair process, which led to inadequate and unfair consideration, and by agreeing to unfair deal protection devices. The complaint also alleges that the Company, Newport, and Merger Sub aided and abetted the named directors’ alleged breaches of their fiduciary duties. The complaint seeks injunctive relief, including to enjoin or rescind the Merger Agreement, monetary damages, and an award of attorneys’ and other fees and costs, among other relief. On March 25, 2016, the plaintiff in the Chung action filed an amended complaint, which adds certain allegations, including that the definitive proxy statement filed by Newport on March 29, 2016 (“the Proxy”) omitted material information. The amended complaint also names as defendants the Company, Newport, Merger Sub, and then-current members of Newport’s board of directors.

Also on March 25, 2016, a second putative class action complaint captioned Hubert C. Pincon v. Newport Corp., et al., Case No. A-16-734039-B, was filed in the District Court, Clark County, Nevada, on behalf of a putative class of the Company’s stockholders for claims related to the Merger Agreement. The complaint names as defendants the Company, Newport, and Merger Sub and the members of Newport’s former board of directors. It alleges that the named directors breached their fiduciary duties to Newport’s stockholders by agreeing to sell Newport through an inadequate and unfair process, which led to inadequate and unfair consideration, by agreeing to unfair deal protection devices, and by omitting material information from the Proxy. The complaint also alleges that the Company, Newport, and Merger Sub aided and abetted the named directors’ alleged breaches of their fiduciary duties. The complaint seeks injunctive relief, including to enjoin or rescind the Merger Agreement, and an award of attorneys’ and other fees and costs, among other relief.

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

On October 19, 2016, plaintiffs filed an amended complaint captioned In re Newport Corporation Shareholder Litigation, Case No. A-16-733154-B, in the District Court, Clark County, Nevada, on behalf of a class of Newport’s stockholders for claims related to the Merger Agreement. The complaint names as defendants the Company, Newport, and the then-current members of Newport’s former board of directors. It alleges that the named directors breached their fiduciary duties to Newport’s stockholders by agreeing to sell Newport through an inadequate and unfair process, which led to inadequate and unfair consideration, by agreeing to unfair deal protection devices, and by omitting material information from the Proxy. The complaint also alleges that the Company and Newport aided and abetted the named directors’ alleged breaches of their fiduciary duties. The complaint seeks monetary damages, including pre- and post-judgment interest. On December 9, 2016, both the Company and the Newport defendants filed motions to dismiss. Plaintiffs filed an opposition to the motions to dismiss on January 13, 2017. On February 3, 2017, the Company and the Newport defendants filed their reply briefs in support of their motions to dismiss. A hearing on the motions to dismiss was held on February 15, 2017.

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

Information regarding risk factors affecting the Company’s business are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 in the section entitled “Risk Factors.” There have been no material changes from the risks disclosed therein.

ITEM 6.	EXHIBITS.

The exhibits filed as part of this quarterly report on Form 10-Q are listed in the exhibit index immediately preceding the exhibits and are incorporated herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MKS INSTRUMENTS, INC.

May 9, 2017	By:	/s/ Seth H. Bagshaw
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