Form 10-Q
period 2017-06-30
MKS INSTRUMENTS INC
filed 2017-08-03
CIK 1049502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of July 27, 2017, the registrant had 54,275,561 shares of common stock outstanding.

MKS INSTRUMENTS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MKS INSTRUMENTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$422,830	$228,623
Restricted cash	5,282	5,287
Short-term investments	149,016	189,463
Trade accounts receivable, net	268,544	248,757
Inventories, net	304,707	275,869
Other current assets	51,721	50,770

Total current assets	1,202,100	998,769
Property, plant and equipment, net	167,212	174,559
Goodwill	586,865	588,585
Intangible assets, net	386,075	408,004
Long-term investments	10,329	9,858
Other assets	32,102	32,467

Total assets	$2,384,683	$2,212,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$9,810	$10,993
Accounts payable	73,291	69,337
Accrued compensation	65,243	67,728
Income taxes payable	42,142	22,794
Deferred revenue	9,975	14,463
Other current liabilities	57,795	51,985

Total current liabilities	258,256	237,300
Long-term debt	551,846	601,229
Non-current deferred taxes	71,895	66,446
Non-current accrued compensation	48,560	44,714
Other liabilities	24,370	20,761

Total liabilities	954,927	970,450

Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred Stock, $0.01 par value per share, 2,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, no par value, 200,000,000 shares authorized; 54,273,154 and 53,672,861 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	113	113
Additional paid-in capital	779,058	777,482
Retained earnings	661,341	494,744
Accumulated other comprehensive loss	(10,756)	(30,547)

Total stockholders’ equity	1,429,756	1,241,792

Total liabilities and stockholders’ equity	$2,384,683	$2,212,242

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INSTRUMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues:
Products	$431,950	$285,471	$824,872	$439,092
Services	48,807	40,390	93,038	70,450

Total net revenues	480,757	325,861	917,910	509,542
Cost of revenues:

Cost of products	229,304	163,993	434,364	249,345
Cost of services	31,870	25,955	58,416	46,371

Total cost of revenues (exclusive of amortization shown separately below)	261,174	189,948	492,780	295,716

Gross profit	219,583	135,913	425,130	213,826
Research and development	33,680	28,214	66,962	45,441
Selling, general and administrative	71,979	59,579	146,199	93,529
Acquisition and integration costs	790	20,055	2,232	22,549
Restructuring	2,064	24	2,586	24
Asset impairment	6,719	—	6,719	—
Amortization of intangible assets	11,468	8,855	23,969	10,538

Income from operations	92,883	19,186	176,463	41,745
Interest income	507	530	1,023	1,454
Interest expense	6,997	8,474	15,829	8,519
Gain on sale of business	74,856	—	74,856	—
Other (expense) income, net	(3,277)	1,126	(1,256)	1,493

Income before income taxes	157,972	12,368	235,257	36,173
Provision for income taxes	37,532	3,158	49,757	9,400

Net income	$120,440	$9,210	$185,500	$26,773

Other comprehensive income:
Changes in value of financial instruments designated as cash flow hedges, net of tax expense (benefit)(1)	$23	$(319)	$(2,429)	$(1,865)
Foreign currency translation adjustments, net of tax of $0	17,729	(8,886)	22,264	(6,233)
Unrecognized pension gain, net of tax expense(2)	123	—	205	—
Unrealized (loss) gain on investments, net of tax (benefit) expense(3)	(168)	68	(249)	445

Total comprehensive income	$138,147	$73	$205,291	$19,120

Net income per share:
Basic	$2.22	$0.17	$3.44	$0.50

Diluted	$2.19	$0.17	$3.37	$0.50

Cash dividends per common share	$0.175	$0.17	$0.35	$0.34

Weighted average common shares outstanding:
Basic	54,178	53,461	53,973	53,348

Diluted	55,001	53,806	54,979	53,685

(1)	Tax expense (benefit) was $6 and $(209) for the three months ended June 30, 2017 and 2016, respectively. Tax (benefit) was $(1,813) and $(1,250) for the six months ended June 30, 2017 and 2016, respectively.
(2)	Tax expense was $34 and $153 for the three and six months ended June 30, 2017, respectively.
(3)	Tax (benefit) expense was $(46) and $44 for the three months ended June 30, 2017 and 2016, respectively. Tax (benefit) expense was $(185) and $299 for the six months ended June 30, 2017 and 2016, respectively.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INSTRUMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows provided by operating activities:
Net income	$185,500	$26,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,421	21,708
Amortization of debt issuance costs, original issue discount and soft call premium	3,742	2,408
Amortization of inventory step-up adjustment to fair value	—	10,119
Asset impairment	6,719	—
Gain on sale of business	(74,856)	—
Stock-based compensation	14,989	14,668
Provision for excess and obsolete inventory	11,002	6,737
Provision for bad debt	511	85
Deferred income taxes	7,798	1,381
Excess tax benefits from stock-based compensation	—	(452)
Other	796	72
Changes in operating assets and liabilities:
Trade accounts receivable	(15,901)	(35,874)
Inventories	(34,056)	3,868
Income taxes	21,918	6,420
Other current and non-current assets	(2,779)	(12,998)
Accrued compensation	(161)	391
Other current and non-current liabilities	4,970	(993)
Accounts payable	2,860	7,457

Net cash provided by operating activities	175,473	51,770

Cash flows provided by investing activities:
Acquisition of businesses, net of cash acquired	—	(939,591)
Net proceeds from sale of business	72,509	—
Purchases of investments	(69,582)	(99,261)
Maturities of investments	85,234	114,256
Sales of investments	25,319	336,276
Purchases of property, plant and equipment	(9,739)	(7,264)

Net cash provided by (used in) investing activities	103,741	(595,584)

Cash flows used in financing activities:
Restricted cash	(152)	(5,559)
Proceeds from short-term borrowings	8,453	10,597
Proceeds from long-term borrowings	184	743,913
Payments on short-term borrowings	(9,257)	(2,239)
Payments on long-term borrowings	(53,141)	(50,000)
Repurchase of common stock	—	(1,545)
Net payments related to employee stock awards	(13,413)	(2,921)
Dividend payments to common stockholders	(18,903)	(18,141)
Excess tax benefits from stock-based compensation	—	452

Net cash (used in) provided by financing activities	(86,229)	674,557

Effect of exchange rate changes on cash and cash equivalents	1,222	(4,042)

Increase in cash and cash equivalents	194,207	126,701
Cash and cash equivalents at beginning of period	228,623	227,574

Cash and cash equivalents at end of period	$422,830	$354,275

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1)	Basis of Presentation

The terms “MKS” and the “Company” refer to MKS Instruments, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim financial data as of June 30, 2017, and for the three and six months ended June 30, 2017 and 2016 are unaudited; however, in the opinion of MKS, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet presented as of December 31, 2016 has been derived from the consolidated audited financial statements as of that date. The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by United States generally accepted accounting principles (“U.S. GAAP”). The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the MKS Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 1, 2017.

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

2)	Recently Issued Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-09, “Compensation-Stock Compensation (Topic 718)-Scope of Modification Accounting.” This standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The provisions of this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for any interim period for which financial statements have not yet been issued. The Company does not expect adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, “Compensation-Retirement Benefits (Topic 715)-Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This standard requires that an employer disaggregate the service cost component from the other components of net benefit cost. This standard also provides explicit guidance on how to present the service cost component and the other components of the net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization. The provisions of this ASU are effective for annual periods beginning after December 31, 2017, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The Company does not expect adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 provides for a single comprehensive model to use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company does not plan to early adopt the standard, but has concluded that it will use the modified retrospective method upon adoption in the first quarter of 2018.

In March, April, May and December 2016, the FASB issued additional updates to the new revenue standard relating to reporting revenue on a gross versus net basis, identifying performance obligations and licensing arrangements, narrow-scope improvements and practical expedients, and technical corrections and improvements, respectively. The Company has reviewed its plan for the

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

implementation and will continue to report the status against that plan with the Company’s Audit Committee. The Company has established a cross functional project steering committee and implementation team to identify potential differences that would result from applying the requirements of the new standard to the Company’s revenue contracts and related expense line items. The Company has identified the various revenue streams, including product revenues, service revenues, installation and training, that could be impacted by Topic 606 and has started to review individual customer contracts related to these revenue streams to determine if any material differences exist between the current revenue standard, Accounting Standards Codification Topic 605 and Topic 606. In the second quarter of 2017, the Company began reviewing the additional disclosure requirements of the new standard and the potential impact on its internal control structure and revenue recognition policy. The Company has not completed its assessment of the new revenue recognition standard and has not yet determined the impact on its consolidated financial statements. The Company anticipates that it will complete its assessment of the new standard and its potential financial impact by the end of the third quarter of 2017.

3)	Investments

The fair value of investments classified as short-term consists of the following:

	June 30, 2017	December 31, 2016
Available-for-sale investments:
Time deposits and certificates of deposit	$13,530	$23,818
Bankers’ acceptance drafts	1,934	1,439
Asset-backed securities	32,632	36,809
Commercial paper	11,629	24,381
Corporate obligations	46,990	46,707
Municipal bonds	250	591
Promissory note	675	675
U.S. treasury obligations	16,928	25,414
U.S. agency obligations	24,448	29,629

	$149,016	$189,463

Investments classified as long-term consists of the following:

	June 30, 2017	December 31, 2016
Available-for-sale investments:
Group insurance contracts	$6,029	$5,558
Cost method investments:
Minority interest in a private company(1)	4,300	4,300

	$10,329	$9,858

(1)	In April 2016, the Company invested $9,300 for a minority interest in a private company. For the year ended December 31, 2016, the Company recognized $5,000 of impairment charges related to this cost method investment.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

The following tables show the gross unrealized gains and (losses) aggregated by investment category for available-for-sale investments:

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
As of June 30, 2017:
Short-term investments:
Available-for-sale investments:
Time deposits and certificates of deposit	$13,530	$—	$—	$13,530
Bankers’ acceptance drafts	1,934	—	—	1,934
Asset-backed securities	32,655	13	(36)	32,632
Commercial paper	11,664	—	(35)	11,629
Corporate obligations	46,915	81	(6)	46,990
Municipal bonds	250	—	—	250
Promissory note	675	—	—	675
U.S. treasury obligations	16,905	23	—	16,928
U.S. agency obligations	24,437	14	(3)	24,448

	$148,965	$131	$(80)	$149,016

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
As of June 30, 2017:
Long-term investments:
Available-for-sale investments:
Group insurance contracts	$6,888	$—	$(859)	$6,029

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
As of December 31, 2016:
Short-term investments:
Available-for-sale investments:
Time deposits and certificates of deposit	$23,818	$—	$—	$23,818
Bankers acceptance drafts	1,439	—	—	1,439
Asset-backed securities	36,847	6	(44)	36,809
Commercial paper	24,423	—	(42)	24,381
Corporate obligations	46,700	21	(14)	46,707
Municipal bonds	591	—	—	591
Promissory note	675	—	—	675
U.S. treasury obligations	25,414	—	—	25,414
U.S. agency obligations	29,631	8	(10)	29,629

	$189,538	$35	$(110)	$189,463

	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
As of December 31, 2016:
Long-term investments:
Available-for-sale investments:
Group insurance contracts	$6,276	$—	$(718)	$5,558

The tables above, which show the gross unrealized gains and (losses) aggregated by investment category for available-for-sale investments as of June 30, 2017 and December 31, 2016, reflect the inclusion within short-term investments of investments with contractual maturities greater than one year from the date of purchase. Management has the ability, if necessary, to liquidate any of its investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as short-term on the accompanying balance sheets.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

Interest income is accrued as earned. Dividend income is recognized as income on the date the stock trades “ex-dividend.” The cost of marketable securities sold is determined by the specific identification method. Realized gains or losses are reflected in income and were not material for the six months ended June 30, 2017 and 2016.

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

Assets and liabilities of the Company are measured at fair value on a recurring basis as of June 30, 2017 and are summarized as follows:

	Fair Value Measurements at Reporting Date Using
Description	June 30, 2017	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$51,652	$51,652	$—	$—
Time deposits and certificates of deposit	2,750	—	2,750	—
Bankers’ acceptance drafts	493	—	493	—
Commercial paper	25,118	—	25,118	—
Corporate obligations	525	—	525	—
U.S. agency obligations	12,793	—	12,793	—
Restricted cash – money market funds	5,282	5,282	—	—
Available-for-sale investments:
Time deposits and certificates of deposit	13,530	—	13,530	—
Bankers’ acceptance drafts	1,934	—	1,934	—
Asset-backed securities	32,632	—	32,632	—
Commercial paper	11,629	—	11,629	—
Corporate obligations	46,990	—	46,990	—
Municipal bonds	250	—	250	—
Promissory note	675	—	675	—
U.S. treasury obligations	16,928	—	16,928	—
U.S. agency obligations	24,448	—	24,448	—
Group insurance contracts	6,029	—	6,029	—
Derivatives – currency forward contracts	609	—	609	—
Funds in investments and other assets:
Israeli pension assets	14,194	—	14,194	—
Derivatives – interest rate hedge – non-current	4,294	—	4,294	—
Restricted cash – non-current	793	793	—	—

Total assets	$273,548	$57,727	$215,821	$—

Liabilities:

Derivatives – currency forward contracts	$2,357	$—	$2,357	$—

Reported as follows:
Assets:
Cash and cash equivalents(1)	$93,331	$51,652	$41,679	$—
Restricted cash	5,282	5,282	—	—
Short-term investments	149,016	—	149,016	—
Other current assets	609	—	609	—

Total current assets	$248,238	$56,934	$191,304	$—

Long-term investments(2)	6,029	—	6,029	—
Other long-term assets	18,488	—	18,488	—
Restricted cash – non-current	793	793	—	—

Total long-term assets	$25,310	$793	$24,517	$—

Liabilities:

Other current liabilities	$2,357	$—	$2,357	$—

(1)	The cash and cash equivalent amounts presented in the table above do not include cash of $328,566 and non-negotiable time deposits of $933 as of June 30, 2017.
(2)	The long-term investments presented in the table above do not include the Company’s minority interest investment in a private company, which is accounted for under the cost method.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

Assets and liabilities of the Company are measured at fair value on a recurring basis as of December 31, 2016 and are summarized as follows:

	Fair Value Measurements at Reporting Date Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$10,155	$10,155	$—	$—
Time deposits and certificates of deposit	4,900	—	4,900	—
Bankers acceptance drafts	448	—	448	—
Commercial paper	11,828	—	11,828	—
Corporate obligations	2,025	—	2,025	—
U.S. agency obligations	3,899	—	3,899	—
Restricted cash – money market funds	5,287	5,287	—	—
Available-for-sale investments:
Time deposits and certificates of deposit	23,818	—	23,818	—
Bankers acceptance drafts	1,439	—	1,439	—
Asset-backed securities	36,809	—	36,809	—
Commercial paper	24,381	—	24,381	—
Corporate obligations	46,707	—	46,707	—
Municipal bonds	591	—	591	—
Promissory note	675	—	675	—
U.S. treasury obligations	25,414	—	25,414	—
U.S. agency obligations	29,629	—	29,629	—
Group insurance contracts	5,558	—	5,558	—
Derivatives – currency forward contracts	2,985	—	2,985	—
Funds in investments and other assets:
Israeli pension assets	13,910	—	13,910	—
Derivatives – interest rate hedge – non-current	4,900	—	4,900	—
Restricted cash – non-current	573	573	—	—

Total assets	$255,931	$16,015	$239,916	$—

Liabilities:
Derivatives – currency forward contracts	$543	$—	$543	$—

Total liabilities	$543	$—	$543	$—

Assets:
Cash and cash equivalents(1)	$33,255	$10,155	$23,100	$—
Restricted cash	5,287	5,287	—	—
Short-term investments	189,463	—	189,463	—
Other current assets	2,985	—	2,985	—

Total current assets	$230,990	$15,442	$215,548	$—

Long-term investments(2)	$5,558	$—	$5,558	$—
Other long-term assets	18,810	—	18,810	—
Restricted cash – non-current	573	573	—	—

Total long-term assets	$24,941	$573	$24,368	$—

Liabilities:
Other current liabilities	$543	$—	$543	$—

(1)	The cash and cash equivalent amounts presented in the table above do not include cash of $192,432 and non-negotiable time deposits of $2,936 as of December 31, 2016.
(2)	The long-term investments presented in the table above do not include the Company’s minority interest investment in a private company, which is accounted for under the cost method.

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

Available-For-Sale Investments

Available-for-sale investments consisted of time deposits and drafts, certificates of deposit, bankers acceptance drafts, asset-backed securities (which include auto loans, credit card receivables and equipment trust receivables), commercial paper, corporate obligations, municipal bonds, promissory notes, U.S. treasury obligations and U.S. agency obligations.

The Company measures its debt and equity investments at fair value. The Company’s available-for-sale investments are classified within Level 2 of the fair value hierarchy.

Israeli Pension Assets

Israeli pension assets represent investments in mutual funds, government securities and other time deposits. These investments are set aside for the retirement benefit of the employees at the Company’s Israeli subsidiaries. These funds are classified within Level 2 of the fair value hierarchy.

Derivatives

As a result of the Company’s global operating activities, the Company is exposed to market risks from changes in foreign currency exchange and interest rates, which may adversely affect its operating results and financial position. When deemed appropriate, the Company minimizes its risks from foreign currency exchange rate fluctuations through the use of derivative financial instruments. The principal market in which the Company executes its foreign currency contracts is the institutional market in an over-the-counter environment with a relatively high level of price transparency. The market participants usually are large commercial banks. The forward foreign currency exchange contracts are valued using broker quotations or market transactions and are classified within Level 2 of the fair value hierarchy.

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

Interest Rate Swap Agreement

On September 30, 2016, the Company entered into an interest rate swap agreement to fix the rate on approximately 50% of its remaining outstanding balance of the Credit Agreement, as described further in Note 9. This hedge fixes the interest rate paid on the hedged debt at 1.198% per annum plus the applicable credit spread, which was 2.75% as of June 30, 2017, through September 30, 2020. The interest rate swap will be recorded at fair value on the balance sheet and changes in the fair value will be recognized in other comprehensive income (loss) (“OCI”). To the extent that this arrangement is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period it occurs. The notional amount of this transaction was $335,000 and had a fair value of $4,294 at June 30, 2017.

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

As of June 30, 2017 and December 31, 2016, the Company had outstanding forward foreign exchange contracts with gross notional values of $75,501 and $120,208, respectively. The following tables provide a summary of the primary net hedging positions and corresponding fair values held as of June 30, 2017 and December 31, 2016:

	June 30, 2017
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value(1) Asset/(Liability)
U.S. Dollar/Japanese Yen	$23,206	$162
U.S. Dollar/South Korean Won	22,528	(457)
U.S. Dollar/Euro	14,396	(904)
U.S. Dollar/U.K. Pound Sterling	4,713	(236)
U.S. Dollar/Taiwan Dollar	10,658	(312)

Total	$75,501	$(1,747)

	December 31, 2016
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value(1) Asset/(Liability)
U.S. Dollar/Japanese Yen	$30,522	$763
U.S. Dollar/South Korean Won	50,049	1,342
U.S. Dollar/Euro	18,040	156
U.S. Dollar/U.K. Pound Sterling	6,067	117
U.S. Dollar/Taiwan Dollar	15,530	64

Total	$120,208	$2,442

(1)	Represents the fair value of the net (liability) asset amount included in the consolidated balance sheet.

The following table provides a summary of the fair value amounts of the Company’s derivative instruments:

Derivatives Designated as Hedging Instruments	June 30, 2017	December 31, 2016
Derivative assets:
Foreign exchange contracts(1)	$610	$2,985
Interest rate hedge(2)	4,294	4,900
Derivative liabilities:
Foreign exchange contracts(1)	(2,357)	(543)

Total net derivative assets designated as hedging instruments	$2,547	$7,342

(1)	The derivative asset of $610 and $2,985 as of June 30, 2017 and December 31, 2016, respectively, related to foreign exchange contracts are classified in other current assets in the consolidated balance sheet. The derivative liability of $(2,357) and $(543) as of June 30, 2017 and December 31, 2016 are classified in other current liabilities in the consolidated balance sheet. These foreign exchange contracts are subject to a master netting agreement with one financial institution. However, the Company has elected to record these contracts on a gross basis in the balance sheet.
(2)	The interest rate hedge assets of $4,294 and $4,900 as of June 30, 2017 and December 31, 2016, respectively, are classified in other assets in the consolidated balance sheet.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

The net amount of existing gains as of June 30, 2017 that the Company expects to reclassify from OCI into earnings within the next twelve months is immaterial.

The following table provides a summary of the gains (losses) on derivatives designated as hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Designated as Cash Flow Hedging Instruments	2017	2016	2017	2016
Forward exchange contracts:
Net gain (loss) recognized in OCI(1)	$29	$(14)	$(4,242)	$(3,433)
Net (loss) gain reclassified from accumulated OCI into income(2)	$(934)	$(419)	$(482)	$277

(1)	Net change in the fair value of the effective portion classified in OCI.
(2)	Effective portion classified in cost of products for the three and six months ended June 30, 2017 and 2016. The tax effect of the gains or losses reclassified from accumulated OCI into income is immaterial.

The following table provides a summary of the losses on derivatives not designated as hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	2017	2016	2017	2016
Forward exchange contracts:
Net loss recognized in income(1)	$(219)	$(378)	$(1,682)	$(943)

(1)	The Company enters into foreign exchange contracts to hedge against changes in the balance sheet for certain subsidiaries to mitigate the risk associated with certain foreign currency transactions in the ordinary course of business. These derivatives are not designated as hedging instruments and gains or losses from these derivatives are recorded immediately in selling, general and administrative expenses.

6)	Inventories, net

Inventories consist of the following:

	June 30, 2017	December 31, 2016
Raw materials	$172,948	$150,150
Work-in-process	50,736	39,105
Finished goods	81,023	86,614

	$304,707	$275,869

7)	Acquisitions and Dispositions

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

The purchase price of Newport consisted of the following:

Cash paid for outstanding shares(1)	$905,254
Settlement of share-based compensation awards(2)	8,824
Cash paid for Newport debt(3)	93,200

Total purchase price	1,007,278

Less: Cash and cash equivalents acquired	(61,463)

Total purchase price, net of cash and cash equivalents acquired	$945,815

(1)	Represents cash paid of $23.00 per share for approximately 39,359,000 shares of Newport common stock, without interest and subject to a deduction for any required withholding tax.
(2)	Represents the vested but not issued portion of Newport share-based compensation awards as of the acquisition date of April 29, 2016.
(3)	Represents the cash paid for the outstanding balance of Newport’s senior secured revolving credit agreement.

The Company funded the payment of the aggregate consideration with a combination of the Company’s available cash on hand and the proceeds from the Company’s senior secured Term Loan Facility, as described in Note 9.

Under the acquisition method of accounting, the total acquisition consideration is allocated to the acquired tangible and intangible assets and assumed liabilities of Newport based on their fair values as of the acquisition date. Any excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed is allocated to goodwill. The Company concluded that all such goodwill and intangible assets will not be deductible for tax purposes.

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

The fair value write-up of acquired finished goods inventory was $15,090, the amount of which will be amortized over the expected period during which the acquired inventory is sold. Accordingly, for the three and six months ended June 30, 2016, the Company recorded a $10,119 incremental cost of sales charge associated with the fair value write-up of inventory acquired in the merger with Newport.

The fair value write-up of acquired property, plant and equipment of $36,242 will be amortized over the useful life of the assets. Property, plant and equipment is valued at its value-in-use, unless there was a known plan to dispose of the asset.

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

The results of this acquisition were included in the Company’s consolidated operations beginning on April 29, 2016. Newport constitutes the Company’s Light & Motion reportable segment (Note 16).

Certain executives from Newport had severance provisions in their respective Newport employment agreements. The agreements included terms that were accounted for as dual-trigger arrangements. Through the Company’s acquisition accounting, the expense relating to these benefits was recognized in the combined entity’s financial statements, however, the benefit itself will not be distributed until the final provision is met by each eligible executive. The Company recorded costs of $6,631 and $3,334 as compensation expense and stock-based compensation expense, respectively, for the three and six months June 30, 2016, respectively, in connection with these severance provisions. The shares underlying the restricted stock units and stock appreciation rights that are eligible for accelerated vesting if the executive exercises his rights are not issued as of each reporting period-end and are excluded from the computation of basic earnings per share and included in the computation of diluted earnings per share for each reporting period.

Pro-Forma Results

The following unaudited pro-forma financial information presents the combined results of operations of the Company as if the acquisition of Newport had occurred on January 1, 2015. The unaudited pro-forma financial information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the acquisition occurred at the beginning of each year. In addition, the unaudited pro-forma financial information does not attempt to project the future results of operations of the combined company.

	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2016
Total net revenues	$358,483	$687,650

Net income	14,158	31,730

Net income per share:
Basic	$0.26	$0.59

Diluted	$0.26	$0.59

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

The unaudited pro-forma financial information above gives effect primarily to the following:

(1)	Incremental amortization and depreciation expense related to the estimated fair value of identifiable intangible assets and property, plant and equipment form the purchase price allocation.

(2)	Revenue adjustments as a result of the reduction in deferred revenue related to its estimated fair value.

(3)	Incremental interest expense related to the Company’s term loan credit agreement.

(4)	Excluding acquisition costs and inventory step-up amortization from the three and six month periods ended June 30, 2016.

(5)	The tax impact of the above adjustments.

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

Sale of Data Analytics Solutions

In April 2017, the Company completed the sale of its Data Analytics Solutions business for total proceeds of $72,509, net of cash sold and recorded a gain of $74,856. This business, which had revenues in 2016 of $12,700 and was included in the Vacuum & Analysis segment, was no longer a part of the Company’s long-term strategic objectives.

The business did not qualify as a discontinued operation as this sale did not represent a strategic shift in the Company’s business, nor did the sale have a major effect on the Company’s operations. Therefore, the results of operations for all periods are included in the Company’s income from operations. The assets and liabilities of this business have not been reclassified or segregated in the consolidated balance sheet or consolidated statements of cash flows as the amounts were immaterial.

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

The changes in the carrying amount of goodwill and accumulated impairment (loss) during the six months ended June 30, 2017 and year ended December 31, 2016 were as follows:

	Six Months Ended June 30, 2017			Twelve Months Ended December 31, 2016
	Gross Carrying Amount	Accumulated Impairment (Loss)	Net	Gross Carrying Amount	Accumulated Impairment (Loss)	Net
Beginning balance at January 1	$727,999	$(139,414)	$588,585	$339,117	$(139,414)	$199,703
Acquired goodwill(1)	—	—	—	396,027	—	396,027
Sale of business(2)	(3,115)	—	(3,115)	—	—	—
Impairment loss(3)	—	(4,862)	(4,862)	—	—	—
Foreign currency translation	6,257	—	6,257	(7,145)	—	(7,145)

Ending balance at June 30, 2017 and December 31, 2016	$731,141	$(144,276)	$586,865	$727,999	$(139,414)	$588,585

(1)	During 2016, the Company recorded $396,027 of goodwill related to the Newport Merger.
(2)	In 2017, the Company sold its Data Analytics business and, as a result, charged the related goodwill of $3,115 to the gain on sale of business.
(3)	In 2017, the Company recorded an impairment loss of $4,862 related to the write-off of goodwill during the six months ended June 30, 2017, related to the discontinuation of a product line and consolidation of two manufacturing plants.

Intangible Assets

Components of the Company’s intangible assets are comprised of the following:

As of June 30, 2017:	Gross	Impairment Charges(1)	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology	$176,586	$(105)	$(108,587)	$(231)	$67,663
Customer relationships	285,044	(1,406)	(38,801)	(346)	244,491
Patents, trademarks, trade names and other	111,723	—	(37,760)	(42)	73,921

	$573,353	$(1,511)	$(185,148)	$(619)	$386,075

(1)	In 2017, the Company recorded impairment charges of $1,511 related to the write-off of intangible assets during the six months ended June 30, 2017, related to the discontinuation of a product line and consolidation of two manufacturing plants.

As of December 31, 2016:	Gross	Impairment Charges	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology(1)	$176,586	$—	$(97,707)	$(1,068)	$77,811
Customer relationships(1)	285,044	—	(29,709)	(3,404)	251,931
Patents, trademarks, trade names and other(1)	111,723	—	(33,397)	(64)	78,262

	$573,353	$—	$(160,813)	$(4,536)	$408,004

(1)	During 2016, the Company recorded $404,506 of separately identified intangible assets related to the Newport Merger, of which $75,386 was completed technology, $247,793 was customer relationships and $81,327 was patents, trademarks, trade names, in-process research and development and other. During 2016, the Company also recorded $4,302 of unfavorable lease commitments, which is recorded in other liabilities in the balance sheet.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

Aggregate amortization expense related to acquired intangibles for the six months ended June 30, 2017 and 2016 was $23,969 and $10,538, respectively. The amortization expense for the six months ended June 30, 2017 is net of $366 amortization income from unfavorable lease commitments. Aggregate net amortization expense related to acquired intangible assets and unfavorable lease commitments for future years is as follows:

Year	Amount
2017 (remaining)	$21,679
2018	43,072
2019	39,971
2020	27,976
2021	20,153
2022	17,505
Thereafter	156,437

9)	Debt

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

On September 30, 2016, the Company entered into an interest rate swap agreement, which has a maturity date of September 30, 2020, to fix the rate on $335,000 of the outstanding balance of the Credit Agreement. The rate is fixed at 1.198% per annum plus the applicable credit spread, which was 2.75% at June 30, 2017.

On December 14, 2016, the Company entered into Amendment No. 2 (the “Re-pricing Amendment 2”) to the Credit Agreement by and among the Company, the Lenders and Barclays Bank PLC, as administrative agent and collateral agent for the Lenders. The Re-pricing Amendment 2 decreased the applicable margin for the Company’s term loan under the Credit Agreement to 2.75% for LIBOR borrowings and 1.75% for base rate borrowings and reset the period during which a pre-payment premium may be required for a “Re-pricing Transaction” (as defined in the Credit Agreement) until six months after the effective date of the Re-pricing Amendment. In November 2016, prior to the effectiveness of the Re-pricing Amendment 2, the Company prepaid an additional $40,000 of principal under the Credit Agreement. In March 2017, the Company prepaid $50,000 of principal under the Credit Agreement. After pre-payments of $200,000 and regularly scheduled principal payments of $6,536, the total outstanding principal balance was $573,464 as of June 30, 2017.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

The Company incurred $28,747 of deferred finance fees, original issue discount and a re-pricing fee related to the term loans under the Term Loan Facility, which is included in long-term debt in the accompanying consolidated balance sheets and will be amortized to interest expense over the estimated life of the term loans using the effective interest method. A portion of these fees have been accelerated in connection with the various debt pre-payments during 2016 and 2017. The remaining balance of the deferred finance fees, original issue discount and re-pricing fee related to the Term Loan Facility was $16,021 as of June 30, 2017.

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

All obligations under the Term Loan Facility are guaranteed by certain of the Company’s domestic subsidiaries, and are collateralized by substantially all of the Company’s assets and the assets of such subsidiaries, subject to certain exceptions and exclusions.

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. If an event of default occurs, the Lenders under the Term Loan Facility will be entitled to take various actions, including the acceleration of amounts due under the Term Loan Facility and all actions generally permitted to be taken by a secured creditor. At June 30, 2017, the Company was in compliance with all covenants under the Credit Agreement.

Senior Secured Asset-Based Revolving Credit Facility

In connection with the completion of the Newport Merger, the Company also entered into an asset-based credit agreement with Deutsche Bank AG New York Branch, as administrative agent and collateral agent, the other borrowers from time to time party thereto, and the lenders and letters of credit issuers from time to time party thereto (the “ABL Facility”), that provides senior secured financing of up to $50,000, subject to a borrowing base limitation. The borrowing base for the ABL Facility at any time equals the sum of: (a) 85% of certain eligible accounts; plus (b) subject to certain notice and field examination and appraisal requirements, the lesser of (i) the lesser of (A) 65% of the lower of cost or market value of certain eligible inventory and (B) 85% of the net orderly liquidation value of certain eligible inventory and (ii) 30% of the borrowing base; minus (c) reserves established by the administrative agent; provided that until the administrative agent’s receipt of a field examination of accounts receivable the borrowing base shall be equal to 70% of the book value of certain eligible accounts. The ABL Facility includes borrowing capacity in the form of letters of credit up to $15,000. The Company has not drawn against the ABL Facility as of June 30, 2017.

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

In addition to paying interest on outstanding principal under the ABL Facility, the Company is required to pay a commitment fee in respect of the unutilized commitments thereunder. The initial commitment fee is 0.375% per annum. The total commitment fee recognized in interest expense for the six months ended June 30, 2017 was $195. Commencing with the completion of the first fiscal quarter ending after the closing of the ABL Facility, the commitment fee is subject to downward adjustment based on the amount of average unutilized commitments for the three month period immediately preceding such adjustment date. The Company must also pay customary letter of credit fees and agency fees.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

Lines of Credit and Short-Term Borrowing Arrangements

One of the Company’s Japanese subsidiaries has lines of credit and short-term borrowing arrangements with two financial institutions, which arrangements generally expire and are renewed at three month intervals. The lines of credit provided for aggregate borrowings as of June 30, 2017 of up to an equivalent of $20,505 U.S. dollars. One of the borrowing arrangements has an interest rate based on the Tokyo Interbank Offer Rate at the time of borrowing and the other has an interest rate based on the Japanese Short-Term Prime Lending Rate. There were no borrowings outstanding under these arrangements at June 30, 2017 and December 31, 2016.

The Company assumed various revolving lines of credit and a financing facility with the completion of the Newport Merger. These revolving lines of credit and financing facility have no expiration date and provided for aggregate borrowings as of June 30, 2017 of up to an equivalent of $11,144 U.S. dollars. These lines of credit have a base interest rate of 1.25% plus a Japanese Yen overnight LIBOR rate.

One of the Company’s Austrian subsidiaries has four outstanding loans from the Austrian government to fund research and development. These loans are unsecured and do not require principal repayment as long as certain conditions are met. Interest on these loans is payable semi-annually. The interest rates associated with these loans range from 0.75% - 2.00%.

	June 30, 2017	December 31, 2016
Short-term debt:
Japanese lines of credit	$3,256	$4,245
Japanese receivables financing facility	167	458
Other debt	105	8
Current portion of Term Loan Facility	6,282	6,282

	$9,810	$10,993

	June 30, 2017	December 31, 2016
Long-term debt:
Austrian loans due through March 2020	$685	$548
Term Loan Facility, net(1)	551,161	600,681

	$551,846	$601,229

(1)	Net of deferred financing fees, original issuance discount and re-pricing fee of $16,021 and $19,642 as of June 30, 2017 and December 31, 2016, respectively.

The Company recognized interest expense of $15,829 and $8,519 for the six months ended June 30, 2017 and 2016, respectively. The increase for the six months ended June 30, 2017, compared to 2016, is due to the fact that the six months ended June 30, 2016 only included two months of interest expense as a result of the Newport Merger, which occurred in April 2016.

Contractual maturities of the Company’s debt obligations as of June 30, 2017, are as follows:

Year	Amount
2017 (remaining)	$6,669
2018	6,297
2019	6,879
2020	6,353
2021	6,282
2022	6,282
Thereafter	538,915

10)	Product Warranties

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

Product warranty activities were as follows:

	Six Months Ended June 30,
	2017	2016
Beginning of period	$8,261	$5,205
Assumed product warranty liability from Newport Merger	—	3,040
Provision for product warranties	7,555	2,991
Direct charges to warranty liability	(6,210)	(3,202)
Foreign currency translation	126	8

End of period(1)	$9,732	$8,042

(1)	Short-term product warranty of $9,293 and long-term product warranty of $439 as of June 30, 2017, are included within other current liabilities and other liabilities, respectively, within the accompanying condensed consolidated balance sheet.

11)	Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2017 was 23.8% and 21.2%, respectively. The effective tax rate for the three and six months ended June 30, 2017 and related income tax expense, was lower than the U.S. statutory tax rate mainly due to the geographic mix of income earned by the Company’s international subsidiaries being taxed at rates lower than the U.S. statutory tax rate, the deduction for domestic production activities and the windfall stock compensation tax benefit related to the adoption of a new accounting standard that became applicable during the first quarter of 2017. The Company’s effective tax rate for the three and six months ended June 30, 2016 was 25.5% and 26.0%, respectively. The effective tax rate for the three and six months ended June 30, 2016 was lower than the U.S. statutory tax rate primarily due to the geographic mix of income and profits earned by the Company’s international subsidiaries being taxed at rates lower than the U.S. statutory tax rate, the federal research credit and the deduction for domestic production activities, offset by non-deductible acquisition-related costs and state income taxes.

As of June 30, 2017, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $27,239. At December 31, 2016, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $25,465. As of June 30, 2017, if these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of $18,760, excluding interest and penalties, would impact the Company’s effective tax rate. The Company accrues interest expense, and if applicable, penalties, for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. As of June 30, 2017 and December 31, 2016, the Company had accrued interest on unrecognized tax benefits of approximately $444 and $491, respectively.

Over the next 12 months it is reasonably possible that the Company may recognize approximately $1,686 of previously net unrecognized tax benefits, excluding interest and penalties, related to various U.S. federal, state and foreign tax positions primarily as a result of the expiration of certain statutes of limitations.

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

As a result of the acquisition of Newport, the Company has assumed all assets and liabilities of Newport’s defined benefit pension plans, which cover substantially all of its full-time employees in France, Germany, Israel and Japan. In addition, there are certain pension liabilities relating to former employees in the United Kingdom. The German plan is unfunded, as permitted under the plan and applicable laws. The net periodic benefit costs were approximately $247 and $507, for the three and six month periods ended June 30, 2017, respectively, and approximately $452 for both the three and six month periods ended June 30, 2016. The Company made contributions of approximately $116 and $344 to these plans, during the three and six month periods ended June 30, 2017, respectively, as required by local pension accounting law.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

13)	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income	$120,440	$9,210	$185,500	$26,773

Denominator:
Shares used in net income per common share – basic	54,178,000	53,461,000	53,973,000	53,348,000
Effect of dilutive securities:
Restricted stock units, stock appreciation rights and shares issued under employee stock purchase plan	823,000	345,000	1,006,000	337,000

Shares used in net income per common share – diluted	55,001,000	53,806,000	54,979,000	53,685,000

Net income per common share:
Basic	$2.22	$0.17	$3.44	$0.50
Diluted	$2.19	$0.17	$3.37	$0.50

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

For the three and six months ended June 30, 2017, there were approximately 800 and 400 weighted-average restricted stock units, respectively, that would have had an anti-dilutive effect on EPS, and would thus need to be excluded from the computation of diluted weighted-average shares. For the three and six months ended June 30, 2016, there were approximately 1,000 weighted-average restricted stock units that would have had an anti-dilutive effect on EPS, and would thus need to be excluded from the computation of diluted weighted-average shares.

14)	Stockholders’ Equity

Share Repurchase Program

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

There were no shares repurchased during the six months ended June 30, 2017. During the six months ended June 30, 2016, the Company repurchased approximately 45,000 shares of its common stock for $1,545, or an average price of $34.50 per share.

Cash Dividends

Holders of the Company’s common stock are entitled to receive dividends when they are declared by the Company’s Board of Directors. The Company’s Board of Directors declared a cash dividend of $0.175 per share in the first and second quarters of 2017, which totaled $18,903. The Company’s Board of Directors declared a cash dividend of $0.17 per share in the first and second quarters of 2016, which totaled $18,141.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

On July 31, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.175 per share to be paid on September 8, 2017 to shareholders of record as of August 28, 2017. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of the Company’s Board of Directors. In addition, under the terms of the Company’s senior secured Term Loan Facility and its senior secured asset-based revolving credit facility, the Company may be restricted from paying dividends under certain circumstances.

15)	Stock-Based Compensation

In connection with the completion of the Newport Merger, the Company assumed:

•	all restricted stock units (“RSUs”) granted under any Newport equity plan that were outstanding immediately prior to the effective time of the Newport Merger, and as to which shares of Newport common stock were not fully distributed in connection with the closing of the Newport Merger, and

•	all stock appreciation rights (“SARs”) granted under any Newport equity plan, whether vested or unvested, that were outstanding immediately prior to the effective time of the Newport Merger.

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

Included in the total number of Assumed RSUs were 36,599 RSUs for outside directors that were part of the Newport Deferred Compensation Plan (the “DC Plan”), from which 19,137 underlying shares were released in May 2016, and 5,515 underlying shares were released in May 2017. Combined with an additional 260 shares that were added to the DC Plan due to reinvested dividends as of June 30, 2017, 12,207 RSUs remain outstanding under the DC Plan. These Assumed RSUs will not become issued shares until their respective release dates.

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

During the six months ended June 30, 2017, the Company granted 376,081 RSUs with a weighted average grant date fair value of $67.13. There were no SARs granted during the six months ended June 30, 2017.

The total stock-based compensation expense included in the Company’s consolidated statements of income and comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenues	$1,187	$890	$2,117	$1,330
Research and development expense	827	689	1,572	1,063
Selling, general and administrative expense	4,193	8,937	11,300	12,275

Total pre-tax stock-based compensation expense	$6,207	$10,516	$14,989	$14,668

At June 30, 2017, the total compensation expense related to unvested stock-based awards granted to employees, officers and directors under the Plan that had not been recognized was $28,787, net of estimated forfeitures. The future compensation expense is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures except for retirement eligible employees in which the Company expenses the fair value of the grant in the period the grant is issued. The Company considers many factors when estimating expected forfeitures, including types of awards and historical experience. Actual results and future changes in estimates may differ substantially from the Company’s current estimates.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

The following table presents the activity for RSUs under the Plan:

	Six Months Ended June 30, 2017
	Outstanding RSUs	Weighted Average Grant Date Fair Value
RSUs – beginning of period	1,325,516	$34.38
Accrued dividend shares	73	71.76
Granted	376,081	67.13
Vested	(675,662)	34.48
Forfeited or expired	(60,149)	36.02

RSUs – end of period	965,859	$46.96

The following table presents the activity for SARs under the Plan:

	Six Months Ended June 30, 2017
	Outstanding SARs	Weighted Average Grant Date Fair Value
SARs – beginning of period	599,334	$28.10
Granted	—	—
Exercised	(223,297)	27.48
Forfeited or expired	(14,238)	27.37

SARs Outstanding – end of period	361,799	$28.52

At June 30, 2017, the Company’s outstanding and exercisable SARs, the weighted-average base value, the weighted average remaining contractual life and the aggregate intrinsic value thereof, were as follows:

	Number of Shares	Weighted Average Base Value	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
SARs outstanding	361,799	$28.52	3.6	$14,031
SARs exercisable	296,141	$27.94	3.3	$11,657

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

The Vacuum & Analysis segment provides a broad range of instruments, components and subsystems which are derived from the Company’s core competencies in pressure measurement and control, flow measurement and control, gas and vapor delivery, gas composition analysis, residual gas analysis, leak detection, control, ozone generation and delivery, RF & DC power, reactive gas generation and vacuum technology.

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

The following is net revenues by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Vacuum & Analysis	$309,819	$207,359	$587,803	$391,040
Light & Motion	170,938	118,502	330,107	118,502

	$480,757	$325,861	$917,910	$509,542

The following is a reconciliation of segment gross profit to consolidated net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gross profit by reportable segment:
Vacuum & Analysis	$139,867	$90,859	$268,790	$168,772
Light & Motion	79,716	45,054	156,340	45,054

Total gross profit by reportable segment	219,583	135,913	425,130	213,826
Operating expenses:
Research and development	33,680	28,214	66,962	45,441
Selling, general and administrative	71,979	59,579	146,199	93,529
Acquisition and integration costs	790	20,055	2,232	22,549
Restructuring	2,064	24	2,586	24
Asset impairment	6,719	—	6,719	—
Amortization of intangible assets	11,468	8,855	23,969	10,538

Income from operations	92,883	19,186	176,463	41,745
Gain on sale of business	74,856	—	74,856	—
Interest and other (expense), net	(9,767)	(6,818)	(16,062)	(5,572)

Income before income taxes	157,972	12,368	235,257	36,173
Provision for income taxes	37,532	3,158	49,757	9,400

Net income	$120,440	$9,210	$185,500	$26,773

The following is capital expenditures by reportable segment for the three and six months ended June 30, 2017 and 2016:

	Vacuum & Analysis	Light & Motion	Total
Three Months Ended June 30, 2017:
Capital expenditures	$3,528	$2,112	$5,640

Six Months Ended June 30, 2017:
Capital expenditures	$5,902	$3,837	$9,739

Three Months Ended June 30, 2016:
Capital expenditures	$3,036	$2,072	$5,108

Six Months Ended June 30, 2016:
Capital expenditures	$5,192	$2,072	$7,264

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

The following is depreciation and amortization by reportable segment for the three and six months ended June 30, 2017 and 2016:

	Vacuum & Analysis	Light & Motion	Total
Three Months Ended June 30, 2017:
Depreciation and amortization	$5,097	$15,491	$20,588

Six Months Ended June 30, 2017:
Depreciation and amortization	$10,219	$32,202	$42,421

Three Months Ended June 30, 2016:
Depreciation and amortization	$5,209	$11,221	$16,430

Six Months Ended June 30, 2016:
Depreciation and amortization	$10,487	$11,221	$21,708

Total income tax expense is not presented by reportable segment because the necessary information is not available or used by the CODM.

The following is segment assets by reportable segment:

June 30, 2017:	Vacuum & Analysis	Light & Motion	Corporate, Eliminations & Other	Total
Segment assets:
Accounts receivable	$177,144	$102,893	$(11,493)	$268,544
Inventory, net	182,717	121,990	—	304,707

Total segment assets	$359,861	$224,883	$(11,493)	$573,251

December 31, 2016:	Vacuum & Analysis	Light & Motion	Corporate, Eliminations & Other	Total
Segment assets:
Accounts receivable	$148,516	$121,516	$(21,275)	$248,757
Inventory, net	165,040	110,829	—	275,869

Total segment assets	$313,556	$232,345	$(21,275)	$524,626

A reconciliation of segment assets to consolidated total assets is as follows:

	June 30, 2017	December 31, 2016
Total segment assets:	$573,251	$524,626
Cash and cash equivalents, restricted cash and investments	587,457	433,231
Other current assets	51,721	50,770
Property, plant and equipment, net	167,212	174,559
Goodwill and intangible assets, net	972,940	996,589
Other assets	32,102	32,467

Consolidated total assets	$2,384,683	$2,212,242

Geographic

Information about the Company’s operations in different geographic regions is presented in the tables below. Net revenues to unaffiliated customers are based on the location in which the sale originated. Transfers between geographic areas are at negotiated transfer prices and have been eliminated from consolidated net revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues:
United States	$244,649	$168,471	$462,699	$262,689
Korea	59,827	26,048	104,705	46,598
Japan	36,865	25,532	74,657	41,768
Asia (excluding Korea and Japan)	91,630	64,891	179,873	98,347
Europe	47,786	40,919	95,976	60,140

	$480,757	$325,861	$917,910	$509,542

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
Long-lived assets:(1)
United States	$116,650	$122,547
Europe	28,405	28,717
Asia	48,488	49,406

	$193,543	$200,670

(1)	Long-lived assets include property, plant and equipment, net and certain other long-term assets, excluding long-term tax related accounts.

Goodwill associated with each of our reportable segments is as follows:

	June 30, 2017	December 31, 2016
Reportable segment:
Vacuum & Analysis	$196,857	$199,453
Light & Motion	390,008	389,132

Total goodwill	$586,865	$588,585

Worldwide Product Information

Because the reportable segment information above does not reflect worldwide sales of the Company’s products, the Company groups its products into seven groups of similar products based upon the similarity of product function. Worldwide net revenue for each group of products is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Analytical and Control Solutions Products	$32,801	$27,787	$64,621	$50,765
Materials Delivery Solutions Products	47,298	34,162	90,752	61,671
Power, Plasma and Reactive Gas Solutions Products	142,639	83,844	265,439	160,961
Pressure and Vacuum Measurement Products	87,081	61,566	166,991	117,643
Lasers Products	52,299	37,936	97,243	37,936
Optics Products	50,706	35,263	97,211	35,263
Photonics Products	67,933	45,303	135,653	45,303

	$480,757	$325,861	$917,910	$509,542

Sales of Analytical and Control Solutions Products; Materials Delivery Solutions Products; Power, Plasma and Reactive Gas Solutions Products; and Pressure and Vacuum Measurement Products are included in the Company’s Vacuum & Analysis segment. Sales of Lasers Products; Optics Products; and Photonics Products are included in the Light & Motion segment.

Major Customers

The Company had two customers with net revenues greater than 10% of total net revenues in the periods shown as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Applied Materials, Inc.	13.0%	13.5%	13.0%	15.4%
LAM Research Corporation	10.8%	8.9%	11.6%	11.8%

17)	Restructuring

During the six months ended June 30, 2017 and 2016, the Company recorded restructuring charges of $2,586 and $0, respectively. The restructuring charges for the six months ended June 30, 2017 primarily relate to: (i) the discontinuation of a product line resulting in the consolidation of two manufacturing plants related to our Light & Motion segment, which consolidation is expected to be completed by December 31, 2017, (ii) the restructuring of one of our international facilities and (iii) the consolidation of two sales offices.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(in thousands, except share and per share data)

The activity related to the Company’s restructuring accrual is shown below:

Six Months Ended June 30, 2017
Balance at December 31, 2016	$540
Charged to expense	2,586
Payments and adjustment	(586)

Balance at June 30, 2017	$2,540

18)	Commitments and Contingencies

On March 9, 2016, a putative class action lawsuit captioned Dixon Chung v. Newport Corp., et al., Case No. A-16-733154-C, was filed in the District Court, Clark County, Nevada on behalf of a putative class of stockholders of Newport for claims related to the Merger Agreement between the Company, Newport, and Merger Sub. The complaint, filed on March 9, 2016, named as defendants the Company, Newport and Merger Sub, and certain then-current and former members of Newport’s former board of directors. The complaint alleges that the named directors breached their fiduciary duties to Newport’s stockholders by agreeing to sell Newport through an inadequate and unfair process, which led to inadequate and unfair consideration, and by agreeing to unfair deal protection devices. The complaint also alleges that the Company, Newport, and Merger Sub aided and abetted the named directors’ alleged breaches of their fiduciary duties. The complaint seeks injunctive relief, including to enjoin or rescind the Merger Agreement, monetary damages, and an award of attorneys’ and other fees and costs, among other relief. On March 25, 2016, the plaintiff in the Chung action filed an amended complaint, which adds certain allegations, including that the preliminary proxy statement filed by Newport on March 15, 2016 (the “Proxy”) omitted material information. The amended complaint also names as defendants the Company, Newport, Merger Sub, and then-current members of Newport’s board of directors.

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

On April 14, 2016, the Court granted plaintiffs’ motion to consolidate the Pincon and Chung actions and appointed counsel in the Pincon action as lead counsel. Also on April 14, 2016, the Court granted plaintiffs’ motion for expedited discovery and scheduled a hearing on plaintiffs’ anticipated motion for a preliminary injunction for April 25, 2016. On April 20, 2016, plaintiffs filed a motion to vacate the hearing on their anticipated motion for a preliminary injunction and notified the Court that they did not presently intend to file a motion for a preliminary injunction regarding the Merger Agreement. On April 22, 2016, the Court vacated the hearing on plaintiffs’ anticipated motion for a preliminary injunction. In August 2016, plaintiffs completed the expedited discovery that the Court ordered.

On October 19, 2016, plaintiffs filed an amended complaint captioned In re Newport Corporation Shareholder Litigation, Case No. A-16-733154-B, in the District Court, Clark County, Nevada, on behalf of a class of Newport’s stockholders for claims related to the Merger Agreement. The complaint names as defendants the Company, Newport, and the then-current members of Newport’s former board of directors. It alleges that the named directors breached their fiduciary duties to Newport’s stockholders by agreeing to sell Newport through an inadequate and unfair process, which led to inadequate and unfair consideration, by agreeing to unfair deal protection devices, and by omitting material information from the Proxy. The complaint also alleges that the Company and Newport aided and abetted the named directors’ alleged breaches of their fiduciary duties. The complaint seeks monetary damages, including pre- and post-judgment interest. On December 9, 2016, both the Company and the Newport defendants filed motions to dismiss. Plaintiffs filed an opposition to the motions to dismiss on January 13, 2017. On February 3, 2017, the Company and the Newport defendants filed their reply briefs in support of their motions to dismiss. A hearing on the motions to dismiss was held on February 15, 2017. On June 22, 2017, the court dismissed the amended complaint against all defendants but granted plaintiffs leave to amend. On July 27, 2017, plaintiffs filed an amended complaint asserting claims against the Newport directors. The Newport directors intend to defend vigorously against those claims. On July 28, 2017, the Company and Newport each entered into a stipulation and proposed order with plaintiffs whereby plaintiffs agreed not to assert any claims against the Company or Newport in an amended complaint and agreed to voluntarily dismiss the Company and Newport from the action.

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

19)	Subsequent Event

On July 6, 2017, the Company entered into Amendment No. 3 (the “Re-pricing Amendment 3”) to the Credit Agreement by and among the Company, the Lenders and Barclays Bank PLC, as administrative agent and collateral agent for the Lenders. The Re-pricing Amendment 3 decreased the applicable margin for the Company’s term loan under the Credit Agreement to 2.25% when the Total Leverage Ratio (as defined in the Credit Agreement) is at or above 1.25:1 and to 2.00% when the Total Leverage Ratio is below 1.25:1, both with a LIBOR floor of 0.75%. The margin for base rate borrowings will decrease to 1.25% when the Total Leverage Ratio is at or above 1.25:1 and to 1.00% when the Total Leverage Ratio is below 1.25:1. The period in which a prepayment premium may be required for a “Re-pricing Transaction” (as defined in the Credit Agreement) was reset to six months after the effective date of the Re-pricing Amendment 3.

On July 10, 2017, the Company prepaid $50,000 of principal under the Credit Agreement, which reduced the total outstanding principal balance under the Credit Agreement to $523,464.

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

Acquisition of Newport Corporation

On April 29, 2016, we completed our acquisition of Newport Corporation (“Newport”) pursuant to an Agreement and Plan of Merger dated as of February 22, 2016 (the “Newport Merger”). At the effective time of the Newport Merger, each share of Newport’s common stock issued and outstanding as of immediately prior to the effective time of the Newport Merger was converted into the right to receive $23.00 in cash, without interest and subject to deduction for any required withholding tax. We paid to the former Newport stockholders aggregate consideration of $905 million, excluding related transaction fees and expenses, and repaid $93 million of Newport’s U.S. indebtedness outstanding as of immediately prior to the effective time of the Newport Merger. We funded the payment of the aggregate consideration with a combination of our available cash on hand of $240 million and the proceeds from the senior secured Term Loan Facility of $780 million described below.

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

The Vacuum & Analysis segment provides a broad range of instruments, components and subsystems which are derived from our core competencies in pressure measurement and control, flow measurement and control, gas and vapor delivery, gas composition analysis, residual gas analysis, leak detection, control, ozone generation and delivery, RF & DC power, reactive gas generation and vacuum technology. The Light & Motion segment provides a broad range of instruments, components and subsystems which are derived from our core competencies in lasers, photonics, sub-micron positioning, vibration isolation and optics.

Approximately 61% of our net revenues both for the six months ended June 30, 2017 and 2016, respectively, were from sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers.

Approximately 39% of our net revenues both for the six months ended June 30, 2017 and 2016, respectively, were from other advanced manufacturing applications. These include, but are not limited to, electronic thin film, life and health sciences, process and industrial technologies and research and defense.

Net revenues from semiconductor capital equipment manufacture and semiconductor device manufacture customers increased by $120.6 million, or 69% for the three months ended June 30, 2017, compared to the same period in the prior year. This increase is comprised of an increase in net semiconductor revenues of $99.0 million in the Vacuum & Analysis segment (the legacy MKS business) and $21.6 million in the Light & Motion segment (the legacy Newport business). These increases are primarily due to volume increases from our semiconductor customers. Net revenues from semiconductor capital equipment manufacture and semiconductor device manufacture customers increased by $246.1 million, or 80% for the six months ended June 30, 2017, compared to the same period in the prior year. This increase is comprised of an increase in net semiconductor revenues from the Vacuum & Analysis segment of $183.1 million and an increase from the Light & Motion segment $63.0 million. These increases are primarily due to volume increases from our semiconductor customers. In addition, the increase in revenue in the Light & Motion segment is due to the fact that the three and six month periods ended June 30, 2016, only included two months of revenue as a result of the Newport Merger, compared to the respective periods in 2017. The semiconductor capital equipment industry is subject to rapid demand shifts, which are difficult to predict, and we are uncertain as to the timing or extent of future demand or any future weakness in the semiconductor capital equipment industry.

Net revenues from customers in other advanced markets, which exclude semiconductor capital equipment and semiconductor device product applications, increased by $34.2 million, or 23%, for the three months ended June 30, 2017. The increase was primarily driven by the Light & Motion segment, whose net revenues increased $30.7 million primarily due to the fact that the three months ended June 30, 2016, only included two months of revenue due to the Newport Merger. These increases were mainly in the process and industrial technologies and research and defense markets. Net revenues from customers in other advanced markets increased by $162.3 million for the six month period ended June 30, 2017, compared to the same period in the prior year. The increase was primarily driven by the Light & Motion segment, whose net revenues increased $148.5 million primarily due to the fact that the six month period ended June 30, 2016, only included two months of revenue as a result of the Newport Merger. Revenues from customers in other advanced markets are made up of many different markets including electronic thin film, life and health sciences, process and industrial technologies and research and defense.

A significant portion of our net revenues is from sales to customers in international markets. For the six months ended June 30, 2017 and 2016, international net revenues accounted for approximately 50% and 48% of our net revenues, respectively. A significant portion of our international net revenues were in Korea, Japan, Israel, China and Germany. We expect that international net revenues will continue to represent a significant percentage of our total net revenues.

Recent Events

Sale of Data Analytics Solutions business

In April 2017, we completed the sale of our Data Analytics Solutions business for total proceeds of $72.5 million, net of cash sold and recorded a pre-tax gain of $74.9 million. This business, which had net revenues in 2016 of $12.7 million and was included in the Vacuum & Analysis segment, was no longer a part of our long-term strategic objectives.

The business did not qualify as a discontinued operation as this sale did not represent a strategic shift in our business, nor did the sale have a major effect on our operations, therefore, the results of operations for all periods are included in our income from operations. The assets and liabilities of this business have not been reclassified or segregated in the consolidated balance sheet or consolidated statements of cash flows as the amounts were immaterial.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues:
Product	89.8%	87.6%	89.9%	86.2%
Services	10.2	12.4	10.1	13.8

Total net revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product revenues	47.7	50.3	47.3	48.9
Cost of service revenues	6.6	8.0	6.4	9.1

Total cost of revenues (exclusive of amortization shown separately below)	54.3	58.3	53.7	58.0

Gross profit	45.7	41.7	46.3	42.0
Research and development	7.0	8.7	7.3	8.9
Selling, general and administrative	15.0	18.3	15.9	18.4
Acquisition and integration costs	0.2	6.1	0.3	4.4
Restructuring	0.4	—	0.3	—
Asset impairment	1.4	—	0.7	—
Amortization of intangible assets	2.4	2.7	2.6	2.1

Income from operations	19.3	5.9	19.2	8.2
Gain on sale of business	15.6	—	8.1	—
Interest and other (expense), net	(2.0)	(2.1)	(1.7)	(1.1)

Income from operations before income taxes	32.9	3.8	25.6	7.1
Provision for income taxes	7.8	1.0	5.4	1.8

Net income	25.1%	2.8%	20.2%	5.3%

Net Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2017	2016	2017	2016
Product	$431.9	$285.5	$824.9	$439.1
Service	48.8	40.4	93.0	70.4

Total net revenues	$480.7	$325.9	$917.9	$509.5

Product revenues increased $146.4 million and $385.8 million during the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year. Product revenues for the Vacuum & Analysis segment (legacy MKS business) increased by $99.3 million and $192.3 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year. The increase for the Vacuum & Analysis segment was primarily due to volume increases in net revenues from semiconductor customers. Product revenues for the Light & Motion segment (legacy Newport business) increased by $47.1 million and $193.5 million for the three and six months ended, June 30, 2017, respectively, compared to the same periods in the prior year, primarily due to the fact that the three and six month periods ended June 30, 2016, only included two months of revenue in each respective period as a result of the Newport Merger.

Service revenues consisted mainly of fees for services related to the maintenance and repair of our products, installation and training. Service revenues increased $8.4 million and $22.6 during the three and six months ended June 30, 2017, compared to the same periods in the prior year. The increase in service revenues was primarily due to service revenues for the Light & Motion segment (legacy Newport business), which increased by $5.2 million and $17.9 million for the three and six months ended, June 30, 2017, respectively, compared to the same periods in the prior year, primarily due to the fact that the three and six month periods ended June 30, 2016, only included two months of revenue in each respective period as a result of the Newport Merger. The remaining increases of $3.2 million and $4.7 million for the three and six months ended June 30, 2017, respectively, were primarily due to service revenues from semiconductor customers.

Total international net revenues, including product and service, were $236.1 million and $455.2 million for the three and six months ended June 30, 2017, compared to $157.4 million and $246.9 million for the three and six months ended June 30, 2016.

The increase of $78.7 million and $208.3 million in net revenues for the three and six months ended June 30, 2017, compared to the same periods in the prior year, was due to significant increases in net revenues in Korea, Japan, Israel, Singapore, and Germany. These increases consist primarily of volume increases from customers in the semiconductor industry and the fact that revenues from our Light and Motion segment for the three and six months ended June 30, 2016, only included two months of revenues in each respective period as a result of the Newport Merger.

The following is our net revenues by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2017	2016	2017	2016
Net revenues:
Vacuum & Analysis	$309.8	$207.4	$587.8	$391.0
Light & Motion	170.9	118.5	330.1	118.5

Total net revenues	$480.7	$325.9	$917.9	$509.5

Net revenues for our Vacuum & Analysis segment increased $102.4 million and $196.8 million for the three and six months ended June 30, 2017, compared to the same periods in the prior year. These increases were primarily attributed to increases in net revenues from our semiconductor capital equipment and semiconductor device manufacturer customers of $99.0 million and $183.1 million for the three and six month periods ended June 30, 2017, respectively. The remainder of the increases were attributed to net revenues from customers from our other advanced markets of $3.4 million and $13.7 million for the three and six months ended June 30, 2017, respectively, primarily from our process and industrial technologies market and our electronic thin film market.

Net revenues from our Light & Motion segment (legacy Newport business) increased $52.4 million and $211.6 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year. The increases for the three and six months ended June 30, 2017 were primarily due to the fact that the three and six month periods ended June 30, 2016 only included two months of revenue in each respective period as a result of the Newport Merger. These increases included an increase in net revenues from our semiconductor capital equipment and semiconductor device manufacturer customers of $21.6 million and $63.0 million for the three and six month periods ended June 30, 2017, respectively. The remainder of the increases were attributed to net revenues from customers from our other advanced markets of $30.8 million and $148.6 million for the three and six months ended June 30, 2017, respectively, primarily from our process and industrial technologies market, our research and defense market and our life and health sciences market.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Points Change	2017	2016	% Points Change
Gross profit as a percentage of net revenues:
Product	46.9%	42.6%	4.3%	47.3%	43.2%	4.1%
Service	34.7%	35.7	(1.0)	37.2	34.2	3.0

Total gross profit	45.7%	41.7%	4.0%	46.3%	42.0%	4.3%

Gross profit as a percentage of net product revenues increased by 4.3 percentage points for the three months ended June 30, 2017, compared to the same period in the prior year. The increase was primarily attributed to 3.7 percentage points related to favorable revenue volumes and 2.7 percentage points due to favorable material costs, as the three months ended June 30, 2016 included a charge of $10.1 million for the amortization of the inventory step-up adjustment to fair value related to the Newport Merger, partially offset by a decrease of 0.8 percentage points due to higher excess and obsolete inventory and warranty charges.

Gross profit as a percentage of net product revenues increased by 4.1 percentage points for the six months ended June 30, 2017, compared to the same period in the prior year. The increase was primarily attributed to 6.4 percentage points due to favorable revenue volumes, primarily due to the Newport Merger, partially offset by a decrease of 0.6 percentage points due to higher excess and obsolete inventory and warranty charges and 0.2 percentage points due to higher variable compensation.

Gross profit as a percentage of net service revenues decreased by 1.0 percentage points for the three months ended June 30, 2017, compared to the same period in the prior year. This decrease was primarily attributed to 2.4 percentage points due to higher variable compensation, primarily related to the Newport Merger, partially offset by 1.7 percentage points mainly due to lower labor and overhead costs. Gross profit as a percentage of net service revenues increased by 3.0 percentage points for the six months ended June 30, 2017, compared to the same period in the prior year. The increase was primarily attributed to 2.8 percentage points due to favorable material costs, primarily from an adjustment to material costs that we do not expect to re-occur in the future, 1.7 percentage points due to favorable labor and overhead absorption and 1.0 percentage points due to favorable product mix, which was partially offset by 2.3 percentage points due to higher variable compensation costs, primarily related to the Newport Merger. Cost of service revenues, including salaries and related expenses and other fixed costs, consisted primarily of providing services for repair and training.

The following is gross profit as a percentage of net revenues by reportable segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Points Change	2017	2016	% Points Change
Gross profit as a percentage of net revenues:
Vacuum & Analysis	45.1%	43.8%	1.3%	45.7%	43.2%	2.5%
Light & Motion	46.6	38.0	8.6	47.4	38.0	9.4

Total gross profit	45.7%	41.7%	4.0%	46.3%	42.0%	4.3%

Gross profit for our Vacuum & Analysis segment increased by 1.3 and 2.5 percentage points for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year. The increase for the three months ended June 30, 2017 was primarily due to higher revenue volumes, partially offset by higher material costs and higher warranty costs. The increase for the six months ended June 30, 2017 was primarily due to higher revenue volumes.

Gross profit for our Light & Motion segment increased by 8.6 and 9.4 percentage points for the three and six months ended June 30, 2017, respectively. The gross profit for the three and six months ended June 30, 2016 included a charge of $10.1 million for the amortization of the inventory step-up adjustment to fair value related to the Newport Merger.

Research and Development

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2017	2016	2017	2016
Research and development expenses	$33.7	$28.2	$67.0	$45.4

Research and development expenses increased $5.5 million for the three months ended June 30, 2017, compared to the same period in the prior year. These increases were primarily due to the fact that the Light & Motion segment (legacy Newport business) only included two months of expense during the three months ended June 30, 2016 as a result of the Newport Merger, which occurred in April 2016. These increases included $3.7 million of compensation costs and related benefits, $1.2 million of project materials and $0.3 million of occupancy costs.

Research and development expenses increased $21.6 million for the six months ended June 30, 2017, compared to the same period in the prior year. These increases were primarily due to the fact that the Light & Motion segment (legacy Newport business) only included two months of expense during the six months ended June 30, 2016 as a result of the Newport Merger, which occurred in April 2016. These increases included $14.5 million of compensation costs and related benefits, $3.7 million of project materials, $1.2 million of occupancy costs and $0.7 million of depreciation expense.

Our research and development efforts are primarily focused on developing and improving our instruments, components, subsystems and process control solutions to improve process performance and productivity.

We have thousands of products, and our research and development efforts primarily consist of a large number of projects related to these products, none of which is individually material to us. Current projects typically have durations of 3 to 30 months depending upon whether the product is an enhancement of existing technology or a new product. Our current initiatives include projects to enhance the performance characteristics of older products, to develop new products and to integrate various technologies into subsystems. These projects support in large part the transition in the semiconductor industry to smaller integrated circuit geometries and in the flat panel display and solar markets to larger substrate sizes, which require more advanced process control technology. Research and development expenses consist primarily of salaries and related expenses for personnel engaged in research and development, fees paid to consultants, material costs for prototypes and other expenses related to the design, development, testing and enhancement of our products.

We believe that the continued investment in research and development and ongoing development of new products are essential to the expansion of our markets. We expect to continue to make significant investment in research and development activities. We are subject to risks from products not being developed in a timely manner, as well as from rapidly changing customer requirements and competitive threats from other companies and technologies. Our success primarily depends on our products being designed into new generations of equipment for the semiconductor industry and other advanced technology markets. We develop products that are technologically advanced so that they are positioned to be chosen for use in each successive generation of semiconductor capital equipment. If our products are not chosen to be designed into our customers’ products, our net revenues may be reduced during the lifespan of those products.

Selling, General and Administrative

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2017	2016	2017	2016
Selling, general and administrative expenses	$72.0	$59.6	$146.2	$93.5

Selling, general and administrative expenses increased by $12.4 million for the three months ended June 30, 2017, compared to the same period in the prior year. These increases were primarily attributed to the Light & Motion segment (legacy Newport business) due to the fact that the three months ended June 30, 2016 only included two months of expense as a result of the Newport Merger, which occurred in April 2016. The increase included $7.0 million of compensation costs and related benefits, $1.2 million in information technology related expenses, $0.9 million of commissions, $0.7 million of consulting and professional fees, $0.6 million of depreciation expense, $0.5 million of occupancy costs and $0.4 million of expenses related to the sale of our Data Analytics Solutions business.

Selling, general and administrative expenses increased by $52.7 million for the six months ended June 30, 2017 compared, to the same period in the prior year. These increases were primarily attributed to the Light & Motion segment (legacy Newport business) due to the fact that the six months ended June 30, 2016 only included two months of expense as a result of the Newport Merger, which occurred in April 2016. The increase included $31.3 million of compensation costs and related benefits, $4.1 million of consulting and professional fees, $3.7 million of commissions, $2.8 million of depreciation expense, $2.0 million of travel and entertainment expenses, $1.7 million of occupancy costs, $1.6 million in marketing related expenses, $1.2 in information technology related expenses and $0.9 million of costs related to the sale of our Data Analytics Solutions business.

Acquisition and Integration Costs

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2017	2016	2017	2016
Acquisition and integration costs	$0.8	$20.1	$2.2	$22.5

We incurred $0.8 million and $2.2 million of acquisition and integration costs for the three months ended June 30, 2017 and 2016, respectively, and $20.1 million and $22.5 million for the six months ended June 30, 2017 and 2016, respectively. These costs related to the Newport Merger.

Restructuring

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2017	2016	2017	2016
Restructuring	$2.1	$—	$2.6	$—

Restructuring expense of $2.1 million for the three months ended June 30, 2017 related to the discontinuation of a product line resulting in the consolidation of two manufacturing plants. Restructuring expense of $2.6 million for the six months ended June 30, 2017, related to the discontinuation of a product line resulting in the consolidation of two manufacturing plants, the restructuring of one of our international facilities and the consolidation of two sales offices.

Asset impairment

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2017	2016	2017	2016
Asset impairment	$6.7	$—	$6.7	$—

We recorded $6.7 million of asset impairment charges for the three and six months ended June 30, 2017 due to the consolidation of two manufacturing plants. These charges primarily related to the write-off of certain goodwill and intangible assets.

Amortization of Intangible Assets

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2017	2016	2017	2016
Amortization of intangible assets	$11.5	$8.9	$24.0	$10.5

Amortization of intangible assets increased by $2.6 million and $13.5 million during the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year. These increases were primarily attributed to the amortization of intangible assets acquired in the Newport Merger.

Interest (Expense), Net

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2017	2016	2017	2016
Interest (expense), net	$(6.5)	$(7.9)	$(14.8)	$(7.1)

Interest (expense), net decreased by $1.4 million and increased by $7.7 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in the prior year. The decrease for the three months ended June 30, 2017, was due primarily to principal pre-payments of $200.0 million over the past twelve months and the re-pricing of our Term Loan Facility. The increase for the six months ended June 30, 2017 compared to the same period in the prior year, was due to the fact that the six month period ended June 30, 2016 only included two months of interest expense as a result of the Newport Merger.

Gain on sale of business

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2017	2016	2017	2016
Gain on sale of business	$74.9	$—	$74.9	$—

We recorded a $74.9 million gain for the three and six months ended June 30, 2017 on the sale of our Data Analytics Solutions business during the second quarter of 2017.

Other (expense) income, net

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2017	2016	2017	2016
Other (expense) income, net	$(3.3)	$1.1	$(1.3)	$1.5

The changes in other (expense) income, net for the three and six months ended June 30, 2017 and 2016, respectively, primarily related to changes in foreign exchange.

Provision for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2017	2016	2017	2016
Provision for income taxes	$37.5	$3.2	$49.8	$9.4

Our effective tax rate for the three and six months ended June 30, 2017 was 23.8 % and 21.2%, respectively. The effective tax rate for the three and six months ended June 30, 2017, was lower than the U.S. statutory tax rate mainly due to the geographic mix of income and profits earned by our international subsidiaries being taxed at rates lower than the U.S. statutory tax rate, the deduction for domestic production activities and the stock compensation benefit related to the adoption of a new accounting standard that became applicable during the first quarter of 2017. Our effective tax rate for the three and six months ended June 30, 2016 was 25.5% and 26.0%, respectively. Our effective tax rate for the three and six months ended June 30, 2016 was lower than the U.S. statutory tax rate due to the geographic mix of income and profits earned by our international subsidiaries being taxed at rates lower than the U.S. statutory tax rate, the federal research credit and the impact of the deduction for domestic production activities offset by non-deductible acquisition related costs and state income taxes.

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

Liquidity and Capital Resources

Cash and cash equivalents and short-term marketable investments totaled $571.8 million at June 30, 2017, compared to $418.1 million at December 31, 2016.

Net cash provided by operating activities was $175.5 million for the six months ended June 30, 2017, and resulted from net income of $185.5 million, which included non-cash charges of $13.1 million, offset by a net increase in working capital of $23.1 million. The net increase in working capital was primarily due to an increase in inventories of $34.1 million and an increase in accounts receivable of $15.9 million, related to an increase in business activities and an increase in other current and non-current assets of $2.8 million. These increases, in working capital were partially offset by an increase in accrued income taxes of $21.9 million, other current and non-current liabilities of $5.0 million, and accounts payable of $2.9 million.

Net cash provided by operating activities was $51.8 million for the six months ended June 30, 2016 and resulted from net income of $26.8 million, which included non-cash charges of $56.7 million, offset by a net increase in working capital of $31.7 million. The net increase in working capital was primarily due to an increase in trade accounts receivable of $35.9 million, related to an increase in business activities and an increase in other current assets and non-current assets of $13.0 million. These increases in working capital were partially offset by an increase in accounts payable of $7.4 million, an increase in income taxes of $6.4 million and a decrease in inventories of $3.9 million.

Net cash provided by investing activities was $103.7 million for the six months ended June 30, 2017, due to proceeds received from the sale of our Data Analytics Solutions business of $72.5 million and net sales and maturities of short-term investments of $40.9 million, offset by purchases of production-related equipment of $9.7 million. Net cash used in investing activities was $595.6 million for the six months ended June 30, 2016 and resulted primarily from the Newport Merger for $939.6 million and the purchase of production-related equipment of $7.3 million, partially offset by the net sale and maturities of investments of $351.3 million, which was used to partially finance the Newport Merger.

Net cash used in financing activities was $86.2 million for the six months ended June 30, 2017, and resulted primarily from partial repayment of the Term Loan Facility of $53.1 million ($50.0 million was pre-paid and $3.1 million was a regularly scheduled payment of principal), net payments on short-term borrowings, primarily short-term lines of credit of $0.8 million, dividend payments made to common stockholders of $18.9 million and net payments related to tax payments for employee stock awards of $13.4 million. Net cash provided by financing activities was $674.6 million for the six months ended June 30, 2016 and resulted primarily from net proceeds related to the Term Loan Facility used to finance the Newport Merger of $730.0 million, partially offset by dividend payments made to common stockholders of $18.1 million, restricted cash of $5.6 million for collateral cash deposits relating to letters of credit and net payments related to tax payments made for employee stock awards of $2.9 million.

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

During the six months ended June 30, 2017, there were no repurchases of our common stock. During the six months ended June 30, 2016, we repurchased approximately 45,000 shares of our common stock for $1.5 million, or an average price of $34.50 per share.

Our Board of Directors declared a cash dividend $0.175 per share during the first and second quarters of 2017 that totaled $18.9 million. Our Board of Directors declared a cash dividend of $0.17 per share during the first and second quarters of 2016 that totaled $18.1 million.

On July 31, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.175 per share to be paid on September 8, 2017 to shareholders of record as of August 28, 2017. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of the Company’s Board of Directors. In addition, under the terms of our senior secured Term Loan Facility and our senior secured asset-based revolving credit facility, we may be restricted from paying dividends under certain circumstances.

Our total cash and cash equivalents and short-term marketable investments at June 30, 2017 consisted of $235.3 million held in the United States and $336.5 million held by our foreign subsidiaries, substantially all of which cash held by foreign subsidiaries would be subject to tax in the United States if returned to the United States. We believe our existing United States cash and short-term investment balances are adequate to meet domestic operating needs, including estimated working capital, planned capital expenditure requirements, payment of debt and any future cash dividends, if declared, during the next twelve months and the foreseeable future.

In April 2016, we invested $9.3 million for a minority interest in a private company, which operates in the field of semiconductor process equipment instrumentation. We accounted for this investment using the cost method of accounting. During the fourth quarter of 2016, we recognized an impairment loss on this investment of $5.0 million.

Sale of Data Analytics Solutions Business

In April 2017, we completed the sale of our Data Analytics Solutions business for total proceeds of $72.5 million, net of cash sold and recorded a pre-tax gain of $74.9 million. This business, which had net revenues in 2016 of $12.7 million and was included in the Vacuum & Analysis segment, was no longer a part of our long-term strategic objectives.

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

In September 2016, we entered into an interest rate swap agreement, which has a maturity date of September 30, 2020, to fix the rate on $335.0 million of the outstanding balance of the Credit Agreement. The rate is fixed at 1.198% per annum plus the applicable credit spread, which was 2.75% at June 30, 2017.

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

On July 6, 2017, we entered into Amendment No. 3 (the “Re-pricing Amendment 3”) to our Credit Agreement by and among the Company, the Lenders and Barclays Bank PLC, as administrative agent and collateral agent for the Lenders. The Re-pricing Amendment 3 decreased the applicable margin for our term loan under the Credit Agreement to 2.25% when the Total Leverage Ratio (as defined in the Credit Agreement) is at or above 1.25:1 and to 2.00% when the Total Leverage Ratio is below 1.25:1, both with a LIBOR floor of 0.75%. The margin for base rate borrowings will decrease to 1.25% when the Total Leverage Ratio is at or above 1.25:1 and to 1.00% when the Total Leverage Ratio is below 1.25:1. The period in which a prepayment premium may be required for a “Re-pricing Transaction” (as defined in the Credit Agreement) was reset to six months after the effective date of the Re-pricing Amendment 3.

On July 10, 2017, we prepaid $50.0 million of principal under the Credit Agreement. After pre-payments of $250.0 million and regularly scheduled principal payments of $6.5 million, the total outstanding principal balance was $523.5 million.

We incurred $28.7 million of deferred finance fees, original issue discount and a re-pricing fee related to the term loans under the Term Loan Facility, which are included in long-term debt in the accompanying consolidated balance sheets and will be amortized to interest expense over the estimated life of the term loans using the effective interest method. A portion of these fees have been accelerated in connection with the various debt pre-payments during 2016 and 2017. The remaining balance of the deferred finance fees, original issue discount and re-pricing fee related to the Term Loan Facility was $16.0 million as of June 30, 2017.

Under the Credit Agreement, we are required to prepay outstanding term loans, subject to certain exceptions, with portions of our annual excess cash flow as well as with the net cash proceeds of certain asset sales, certain casualty and condemnation events and the incurrence or issuance of certain debt. We are also required to make scheduled quarterly payments each equal to 0.25% of the principal amount of the term loans outstanding on July 6, 2017 (the date of the Re-Pricing Amendment 3) less the amount of certain voluntary and mandatory repayments after such date, with the balance due on the seventh anniversary of the closing date.

All obligations under the Term Loan Facility are guaranteed by certain of our domestic subsidiaries, and are secured by substantially all of our assets and the assets of such subsidiaries, subject to certain exceptions and exclusions.

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. If an event of default occurs, the Lenders under the Term Loan Facility will be entitled to take various actions, including the acceleration of amounts due under the Term Loan Facility and all actions generally permitted to be taken by a secured creditor. At June 30, 2017, we were in compliance with all covenants under the Credit Agreement.

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

In addition to paying interest on outstanding principal under the ABL Facility, we are required to pay a commitment fee in respect of the unutilized commitments thereunder. The initial commitment fee is 0.375% per annum. The total commitment fee recognized in interest expense for the six months ended June 30, 2017 was $0.2 million. Commencing with the completion of the first fiscal quarter ending after the closing of the ABL Facility, the commitment fee is subject to downward adjustment based on the amount of average unutilized commitments for the three month period immediately preceding such adjustment date. We must also pay customary letter of credit fees and agency fees.

Lines of Credit and Short-Term Borrowing Arrangements

One of our Japanese subsidiaries has lines of credit and short-term borrowing arrangements with two financial institutions which arrangements generally expire and are renewed at three month intervals. The lines of credit provided for aggregate borrowings as of June 30, 2017, of up to an equivalent of $20.5 million U.S. dollars. One of the borrowing arrangements has an interest rate based on the Tokyo Interbank Offer Rate at the time of borrowing and the other has an interest rate based on the Japanese Short-Term Prime Lending Rate. There were no borrowings outstanding under these arrangements at June 30, 2017 and December 31, 2016.

We assumed various revolving lines of credit and a financing facility with the completion of the Newport Merger. These revolving lines of credit and financing facility have no expiration date and provided for aggregate borrowings as of June 30, 2017, of up to an equivalent of $11.1 million U.S. dollars. These lines of credit have a base interest rate of 1.25% plus a Japanese Yen overnight LIBOR rate.

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

Contractual Obligations

In addition to debt obligations and pension obligations as described within this document, we also have capital and operating lease obligations and purchase obligations.

Recently Issued Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-09, “Compensation-Stock Compensation (Topic 718)-Scope of Modification Accounting.” This standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The provisions of this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for any interim period for which financial statements have not yet been issued. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, “Compensation-Retirement Benefits (Topic 715)-Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This standard requires that an employer disaggregate the service cost component from the other components of net benefit cost. This standard also provides explicit guidance on how to present the service cost component and the other components of the net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization. The provisions of this ASU are effective for annual periods beginning after December 31, 2017, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. We do not expect adoption of this ASU to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350).” This standard simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of goodwill. The provisions of this ASU are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We expect to adopt this new standard in 2017 when we perform our annual goodwill impairment test in the fourth quarter. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 provides for a single comprehensive model to use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in Generally Accepted Accounting Principles when it becomes effective. ASU 2014-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We do not plan to early adopt the standard, but have concluded that we will use the modified retrospective method upon adoption in the first quarter of 2018.

In March, April, May and December 2016, the FASB issued additional updates to the new revenue standard relating to reporting revenue on a gross versus net basis, identifying performance obligations and licensing arrangements, narrow-scope improvements and practical expedients, and technical corrections and improvements, respectively. We have reviewed our plan for the implementation and will continue to report the status against that plan with our Audit Committee. We have established a cross functional project steering committee and implementation team to identify potential differences that would result from applying the requirements of the new standard to the our revenue contracts and related expense line items. We have identified the various revenue streams, including product revenues, service revenues, installation and training, that could be impacted by Topic 606 and have started to review individual customer contracts related to these revenue streams to determine if any material differences exist between the current revenue standard, Accounting Standards Codification Topic 605 and Topic 606. In the second quarter of 2017, we began reviewing the additional disclosure requirements of the new standard and the potential impact on our internal control structure and revenue recognition policy. We have not completed our assessment of the new revenue recognition standard and have not yet determined the impact on our consolidated financial statements. We anticipate that we will complete our assessment of the new standard and its potential financial impact by the end of the third quarter of 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information concerning market risk is contained in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 1, 2107. As of June 30, 2017, there were no material changes in our exposure to market risk from December 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On March 9, 2016, a putative class action lawsuit captioned Dixon Chung v. Newport Corp., et al., Case No. A-16-733154-C, was filed in the District Court, Clark County, Nevada on behalf of a putative class of the Company’s stockholders for claims related to the February 22, 2016 Agreement and Plan of Merger (the “Merger Agreement”) between the Company, Newport Corporation (“Newport”), and PSI Equipment, Inc., a Nevada corporation and a wholly owned subsidiary of the Company, which was merged with Newport on April 29, 2016 and is the surviving corporation of such merger (“Merger Sub”). The complaint names as defendants the Company, Newport, Merger Sub, and certain then-current and former members of Newport’s former board of directors. The complaint alleges that the named directors breached their fiduciary duties to Newport’s stockholders by agreeing to sell Newport through an inadequate and unfair process, which led to inadequate and unfair consideration, and by agreeing to unfair deal protection devices. The complaint also alleges that the Company, Newport, and Merger Sub aided and abetted the named directors’ alleged breaches of their fiduciary duties. The complaint seeks injunctive relief, including to enjoin or rescind the Merger Agreement, monetary damages, and an award of attorneys’ and other fees and costs, among other relief. On March 25, 2016, the plaintiff in the Chung action filed an amended complaint, which adds certain allegations, including that the definitive proxy statement filed by Newport on March 29, 2016 (“the Proxy”) omitted material information. The amended complaint also names as defendants the Company, Newport, Merger Sub, and then-current members of Newport’s board of directors.

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

On April 14, 2016, the Court granted plaintiffs’ motion to consolidate the Pincon and Chung actions and appointed counsel in the Pincon action as lead counsel. Also on April 14, 2016, the Court granted plaintiffs’ motion for expedited discovery and scheduled a hearing on plaintiffs’ anticipated motion for a preliminary injunction for April 25, 2016. On April 20, 2016, plaintiffs filed a motion to vacate the hearing on their anticipated motion for a preliminary injunction and notified the Court that they did not presently intend to file a motion for a preliminary injunction regarding the Merger Agreement. On April 22, 2016, the Court vacated the hearing on plaintiffs’ anticipated motion for a preliminary injunction. In August 2016, plaintiffs completed the expedited discovery that the court ordered.

On October 19, 2016, plaintiffs filed an amended complaint captioned In re Newport Corporation Shareholder Litigation, Case No. A-16-733154-B, in the District Court, Clark County, Nevada, on behalf of a class of Newport’s stockholders for claims related to the Merger Agreement. The complaint names as defendants the Company, Newport, and the then-current members of Newport’s former board of directors. It alleges that the named directors breached their fiduciary duties to Newport’s stockholders by agreeing to sell Newport through an inadequate and unfair process, which led to inadequate and unfair consideration, by agreeing to unfair deal protection devices, and by omitting material information from the Proxy. The complaint also alleges that the Company and Newport aided and abetted the named directors’ alleged breaches of their fiduciary duties. The complaint seeks monetary damages, including pre- and post-judgment interest. On December 9, 2016, both the Company and the Newport defendants filed motions to dismiss. Plaintiffs filed an opposition to the motions to dismiss on January 13, 2017. On February 3, 2017, the Company and the Newport defendants filed their reply briefs in support of their motions to dismiss. A hearing on the motions to dismiss was held on February 15, 2017. On June 22, 2017, the court dismissed the amended complaint against all defendants but granted plaintiffs leave to amend. On July 27, 2017, plaintiffs filed an amended complaint asserting claims against the Newport directors. The Newport directors intend to defend vigorously against those claims. On July 28, 2017, the Company and Newport each entered into a stipulation and proposed order with plaintiffs whereby plaintiffs agreed not to assert any claims against the Company or Newport in an amended complaint and agreed to voluntarily dismiss the Company and Newport from the action.

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

MKS INSTRUMENTS, INC.

August 3, 2017	By:	/s/ Seth H. Bagshaw
Seth H. Bagshaw
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
+3.1(1)	Restated Articles of Organization of the Registrant

+3.2(2)	Articles of Amendment to Restated Articles of Organization of the Registrant, as filed with the Secretary of State of Massachusetts on May 18, 2001

+3.3(3)	Articles of Amendment to Restated Articles of Organization of the Registrant, as filed with the Secretary of State of Massachusetts on May 16, 2002

+3.4(4)	Amended and Restated By-Laws of the Registrant

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+	Previously filed

(1)	Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-49738) filed with the Securities and Exchange Commission on November 13, 2000.
(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2014.