Form 10-K
period 2017-12-31
MKS INSTRUMENTS INC
filed 2018-02-28
CIK 1049502

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2017

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with or any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐        No  ☒

Aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of June 30, 2017 based on the closing price of the registrant’s common stock on such date as reported by the NASDAQ Global Select Market: $3,638,472,244.

Number of shares outstanding of the issuer’s common stock, no par value, as of February 21, 2018: 54,487,946

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for MKS’ Annual Meeting of Stockholders to be held on May 9, 2018 are incorporated by reference into Part III of this Form 10-K.

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

MKS Instruments, Inc. (“MKS” or the “Company”) was founded in 1961 as a Massachusetts corporation. We are a global provider of instruments, subsystems and process control solutions that measure, monitor, deliver, analyze, power and control critical parameters of advanced manufacturing processes to improve process performance and productivity. Our products are derived from our core competencies in pressure measurement and control, flow measurement and control, gas and vapor delivery, gas composition analysis, residual gas analysis, leak detection, control technology, ozone generation and delivery, RF & DC power, reactive gas generation, vacuum technology, lasers, photonics, sub-micron positioning, vibration control, and optics. We also provide services relating to the maintenance and repair of our products, installation services and training.

Recent Events

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

Newport was a global supplier of advanced-technology products and systems to customers in the scientific research and defense/security, microelectronics, life and health sciences and industrial manufacturing markets.

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

The Vacuum & Analysis segment provides a broad range of instruments, components and subsystems which are derived from our core competencies in pressure measurement and control, flow measurement and control, gas and vapor delivery, gas composition analysis, residual gas analysis, leak detection, control technology, ozone generation and delivery, RF & DC power, reactive gas generation and vacuum technology. The Light & Motion segment provides a broad range of instruments, components and subsystems which are derived from our core competencies in lasers, photonics, sub-micron positioning, vibration control, and optics.

We group our products into six product groups based upon the similarity of the product function, type of product and manufacturing processes. These six groups are: Analytical and Controls Solutions Products; Power, Plasma and Reactive Gas Solutions Products; Vacuum Solutions Products; Photonics Products; Optics Products; and Laser Products. The Analytical and Controls Solutions Products, the Power, Plasma and Reactive Gas Solutions Products and the Vacuum Solutions Products are included in the Vacuum & Analysis segment and the Photonics Products, Optics Products and Laser Products are included in the Light & Motion segment.

For further information on our segments, see Note 19 to the Notes to the Consolidated Financials contained in this Annual Report on Form 10-K.

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

Our website is http://www.mksinst.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through our internet site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.

Markets and Applications

Since our inception, we have focused on satisfying the needs of our customers by establishing long-term collaborative relationships. We have a diverse base of customers and our primary served markets are manufacturers of capital equipment for semiconductor manufacturing, industrial technologies, life and health sciences, as well as research and defense. Approximately 57%, 56% and 69% of our net revenues for the years 2017, 2016 and 2015, respectively, were from sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers. As a result of our acquisition of Newport, we estimate that sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers could account for more than 50% of our total sales in future periods.

Approximately 43%, 44% and 31% of our net revenues in the years 2017, 2016 and 2015, respectively, were from other advanced manufacturing applications. These include, but are not limited to, industrial technologies, life and health sciences, as well as research and defense.

A significant portion of our net revenues are from sales to customers in international markets. For the years 2017, 2016 and 2015, international net revenues accounted for approximately 50%, 48% and 44% of our total net revenues, respectively. A significant portion of our international net revenues were in South Korea, Japan, Israel and Germany. We expect that international net revenues will continue to represent a significant percentage of our total net revenues. Long-lived assets, located in the United States, were $125 million, $123 million and $57 million as of December 31, 2017, 2016 and 2015, respectively, excluding goodwill and intangibles and long-term tax-related accounts. Long-lived assets, located outside of the United States, were $78 million, $78 million, and $15 million as of December 31, 2017, 2016 and 2015, respectively, excluding goodwill and intangibles and long-term tax-related accounts.

Semiconductor Manufacturing Applications

A significant portion of our sales are derived from products sold to semiconductor capital equipment manufacturers and semiconductor device manufacturers. Our products are used in the major semiconductor processing steps such as depositing thin films of material onto silicon wafer substrates, etching, cleaning, lithography, metrology and inspection.

We anticipate that the semiconductor manufacturing market will continue to account for a substantial portion of our sales. While the semiconductor device manufacturing market is global, major semiconductor capital equipment manufacturers are concentrated in China, Japan, South Korea, Taiwan, and the United States.

Other Markets

In addition to semiconductor manufacturing, our products are used in the industrial technologies, life and health sciences, as well as research and defense markets.

Industrial Technologies

Industrial Technologies encompasses a wide range of diverse applications such as glass coating, laser marking, measurement and scribing, natural gas and oil production, environmental monitoring and electronic thin films. Electronic thin films are a primary component of numerous electronic products including flat panel displays, light emitting diodes, solar cells and data storage media.

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

Research and Defense

In addition, our products are sold to government, university and industrial laboratories for applications involving research and development in materials science, physical chemistry, photonics, optics and electronics materials. Our products are also sold for monitoring and defense applications including surveillance, imaging and infrastructure protection. Major equipment providers and research laboratories are concentrated in China, Europe, Japan, South Korea, Taiwan and the United States.

Product Groups

Vacuum & Analysis Segment

The Vacuum & Analysis segment includes Analytical and Control Solutions Products; Vacuum Solutions Products; and Power, Plasma and Reactive Gas Solutions Products.

Analytical and Control Solutions.    Our Analytical and Control Solutions Products include gas analyzers, automation control products, I/O modules, automation software, and precision machined components and electromechanical assemblies.

Vacuum Solutions.    Our Vacuum Solutions Products consist of two primary product offerings: Vacuum Measurement Solutions Products and Materials Delivery Solutions Products.

•

Pressure and Vacuum Measurement Solutions Products.    Our Pressure and Vacuum Measurement Solutions Products consist of direct and indirect pressure measurement and integrated process solutions. Each of our pressure measurement and vacuum product lines consist of products that are designed for a variety of pressure ranges and accuracies.

•

Materials Delivery Solutions Products.    Our Materials Delivery Solutions Products include flow and valve technologies as well as integrated pressure measurement and control subsystems to provide customers with precise control capabilities that are optimized for a given application.

Power, Plasma and Reactive Gas Solutions.    Our Power, Plasma and Reactive Gas Solutions Products include power delivery, plasma and reactive gas products used in semiconductor and other thin film applications and in medical imaging equipment applications.

•

Power Delivery Products.    We design and manufacture microwave, direct current and radio frequency power delivery systems as well as radio frequency matching networks and metrology products. In the semiconductor, industrial technologies and other market sectors, our power supplies are used to provide energy to various etching, stripping and deposition processes. Our power amplifiers are also used in medical imaging equipment.

•

Plasma and Reactive Gas Products.    We design and manufacture reactive gas products, which create reactive species. A reactive species is an atom or molecule in an unstable state, which is used to facilitate various chemical reactions in the processing of thin films (deposition of films, etching and cleaning of films and surface modifications). A number of different technologies are used to create reactive gas including different plasma technologies and barrier discharge technologies.

Light and Motion Segment

The Light and Motion segment includes Laser Products; Photonics Products; and Optics Products.

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

Photonics.    Our Photonics Products include optical components, vibration, lens assemblies and isolation solutions as well as three-dimensional non-contact measurement sensors and equipment. We also design, develop and manufacture subsystems and subassemblies that integrate our broad portfolio of products and technologies into solutions that meet the specific application requirements of our OEM and select end-user customers. Our Photonics Products also includes our instruments and motion products which includes high-precision motion stages and controls, hexapods, photonics instruments for measurement and analysis, and production equipment for test measurement customers.

Optics.    Our Optics Products include precision optics, thin-film filters and coatings, replicated mirrors and ruled and holographic diffraction gratings.

Customers

We sell our products to thousands of customers worldwide, in a wide range of end markets. Our largest customers include leading semiconductor capital equipment manufacturers such as Applied Materials, Inc. and Lam Research Corporation. Revenues from our top ten customers accounted for approximately 43%, 39% and 49% of net revenues for the years 2017, 2016 and 2015, respectively. Applied Materials, Inc. accounted for 13%, 14% and 18% and Lam Research Corporation accounted for 12%, 11% and 13% of our net revenues for the years 2017, 2016 and 2015, respectively.

Sales, Marketing, Service and Support

Our worldwide sales, marketing, service and support organization is critical to our strategy of maintaining close relationships with semiconductor capital equipment and device manufacturers and manufacturers of other advanced applications. We market and sell our products and services through our global direct sales organization, an international network of independent distributors and sales representatives, our websites and product catalogs. As of December 31, 2017, we had 443 sales employees worldwide, located in China, Germany, France, Israel, Italy, Japan, South Korea, the Netherlands, Singapore, Sweden, Taiwan, the United Kingdom and the United States. We maintain a marketing staff that identifies customer requirements, assists in product planning and specifications, and focuses on future trends in semiconductor and other markets.

As semiconductor device manufacturers have become increasingly sensitive to the significant costs of system downtime, they have required that suppliers offer comprehensive local repair, field service and customer support. Manufacturers require close support to enable them to repair, modify, upgrade and retrofit their equipment to improve yields and adapt new materials or processes. To meet these market requirements, we provide technical support from offices located in China, Germany, Japan, South Korea, Singapore, Taiwan, the United Kingdom and the United States. We provide repair and calibration services at internal service depots and authorized service providers located worldwide. We typically provide warranties for periods ranging from one to three years, depending upon the type of product, with the majority of our products ranging from one to two years. We typically provide warranty on our repair services for periods ranging from 90 days to up to one year, depending upon the type of repair.

Research and Development

Our products incorporate sophisticated technologies to measure, monitor, deliver, analyze, power and control complex semiconductor and other advanced manufacturing processes, thereby enhancing uptime, yield and throughput for our customers. Our products have continuously advanced as we strive to meet our customers’ evolving needs. We have developed, and continue to develop, new products to address industry trends, such as the shrinking of integrated circuit critical dimensions and technology inflections, and, in the flat panel display and solar markets, the transition to larger substrate sizes, which require more advanced process control technology. In addition, we have developed, and continue to develop, products that support the migration to new classes of materials, ultra-thin layers, and new 3D structures that are used in small geometry manufacturing. We involve our marketing, engineering, manufacturing and sales personnel in the development of new products in order to reduce the time to market for new products. Our employees also work closely with our customers’ development personnel, helping us to identify and define future technical needs on which to focus research and development efforts. We support research at academic institutions targeted at advances in materials science and semiconductor process development.

As of December 31, 2017, we had 667 research and development employees, primarily located in the United States, France and Israel. Our research and development expenses were $132.6 million, $110.6 million and $68.3 million for the years 2017, 2016 and 2015, respectively. Our research and development efforts include numerous projects, none of which are individually material, and generally have a duration of 3 to 30 months depending upon whether the product is an enhancement of existing technology or a new product. Our current initiatives include projects to enhance the performance characteristics of older products, to develop new products and to integrate various technologies into subsystems.

Manufacturing

Our manufacturing facilities are located in Austria, China, France, Germany, Israel, Italy, South Korea, Mexico, Romania, the United Kingdom and the United States. Manufacturing activities include the assembly and testing of components and subassemblies, which are integrated into our products. We outsource some of our subassembly work. We purchase a wide range of electronic, optical, mechanical and electrical components, some of which are designed to our specifications. We consider our lean manufacturing techniques and responsiveness to customers’ significantly fluctuating product demands to be a competitive advantage. As of December 31, 2017, we had 3,156 manufacturing-related employees, located primarily in North America (United States) and Asia (primarily, China and Israel).

Backlog

At December 31, 2017, our backlog of unfilled orders for all products and services was $464 million, compared to $338 million at December 31, 2016. The increase in backlog of $126 million in 2017 compared to 2016 is primarily attributed to an increase in business levels throughout the company. As of December 31, 2017, approximately $451 million of our consolidated backlog was scheduled to be shipped on or before December 31, 2018. In general, we schedule production of our products based upon our customers’ delivery requirements. Our lead times are very short, as a large portion of our orders are received and shipped within 90 days. While backlog is calculated on the basis of firm orders, orders may be subject to cancellation or delay, in many cases, by the customer with limited or no penalty. Our backlog at any particular date, therefore, is not necessarily indicative of actual sales which may be generated for any succeeding period. Historically, our backlog levels have fluctuated based upon the ordering patterns of our customers and changes in our manufacturing capacity.

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

For example, Advanced Energy Industries, Inc. offers products that compete with our power delivery and reactive gas generator products. Hitachi Ltd. and Horiba Ltd. products compete with our product line of mass flow controllers. Inficon, Inc. offers products that compete with our vacuum measurement and gas analysis products and our vacuum gauging products. Nor-Cal Products, Inc. and VAT, Inc. offer products that compete with our vacuum components.

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

Patents and Other Intellectual Property Rights

We rely on a combination of patent, copyright, trademark and trade secret laws and license agreements to establish and protect our proprietary rights. As of December 31, 2017, we owned 517 U.S. patents and 1,041 foreign patents that expire at various dates through 2037. As of December 31, 2017, we had 97 pending U.S. patent applications. Foreign counterparts of certain U.S. applications have been filed or may be filed at the appropriate time.

We require each of our employees, including our executive officers, to enter into standard agreements pursuant to which the employee agrees to keep confidential all of our proprietary information and to assign to us all inventions while they are employed by us.

Employees

As of December 31, 2017, we employed 4,923 persons. We believe that our ongoing success depends upon our continued ability to attract and retain highly skilled employees. Outside of the United States, there are certain countries where our employees are represented by works counsel or trade unions, as is common practice or required by law. We believe that our employee relations are good.

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

Approximately 57%, 56% and 69% of our net revenues for the years 2017, 2016 and 2015, respectively, were from sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers. While our acquisition of Newport in April 2016 has reduced our concentration of customers in these markets, we anticipate that sales to such customers will continue to account for a substantial portion of our net revenues. Our business depends upon the capital expenditures of semiconductor device manufacturers, which in turn depends upon the demand for semiconductors.

The semiconductor industry is characterized by rapid technological change, frequent product introductions, changing customer requirements and evolving industry standards. Because our customers face uncertainties with regard to the growth and requirements of these markets, their products and components may not achieve, or continue to achieve, anticipated levels of market acceptance. If our customers are unable to deliver products that gain market acceptance, it is likely that these customers will not purchase our products or will purchase smaller quantities of our products. We often invest substantial resources in developing our products and subsystems in advance of significant sales of these products and subsystems to such customers. A failure on the part of our customers’ products to gain market acceptance, or a failure of the semiconductor market to sustain current sales levels or to grow would have a significant negative effect on our business, financial condition and results of operations.

The semiconductor industry has historically been characterized by cyclical variations in product supply and demand. The timing, severity and duration of these market cycles are difficult to predict, and we may not be able to respond effectively to these cycles. The cyclicality of the semiconductor market is demonstrated by the changes in sales to semiconductor capital equipment and device manufacturers in past years. For example, our sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers increased compared to the prior year by 52%, 29% and 3% in 2017, 2016 and 2015, respectively. The 52% increase in 2017, compared to 2016, was mainly attributable to an increase in volume from our semiconductor customers and from the full year effect of net sales from Newport, which we acquired in April 2016. The 29% increase in 2016 was mainly attributable to net sales by Newport following our acquisition of Newport. On a pro forma basis, assuming the acquisition of Newport had occurred on January 1, 2016, our 2017 increase would have been 45%.

During semiconductor market downturns, periods of overcapacity have resulted in rapid and significantly reduced demand for our products, which may result in lower gross margins due to reduced absorption of manufacturing overhead, as our ability to rapidly and effectively reduce our cost structure in response to such downturns is limited by the fixed nature of many of our expenses in the near term. Further, our ability to reduce our long-term expenses is constrained by our need to continue our investment in next-generation product technology and to support and service our products. In addition, due to the relatively long manufacturing lead times for some of the products and subsystems we sell to this market, we may incur expenditures or purchase raw materials or components for products we are unable to sell. Accordingly, downturns in the semiconductor capital equipment market may materially harm our business, financial condition and operating results. Conversely, when upturns in this market occur, we may have difficulty rapidly and effectively increasing our manufacturing capacity to meet sudden increases in customer demand. If we fail to do so, we may lose business to our competitors and our relationships with our customers may be harmed. In addition, many semiconductor manufacturers have operations and customers in Asia, a region that in past years has experienced serious economic problems including currency devaluations, debt defaults, lack of liquidity and recessions.

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

•	the timing of the receipt of orders within a given period and the level of orders from major customers;

•	demand for our products and the products sold by our customers;

•	shipment delays;

•	disruption in sources of supply;

•	production capacity constraints;

•	specific features requested by customers;

•	the timing and level of cancellations and delays of orders in backlog for our products;

•	the timing of product shipments and revenue recognition within a given quarter;

•	variations in the mix of products we sell;

•	changes in our pricing practices or in the pricing practices of our competitors or suppliers;

•	our timing in introducing new products;

•	engineering and development investments relating to new product introductions, and significant changes to our manufacturing and outsourcing operations;

•	market acceptance of any new or enhanced versions of our products;

•	timing of new product introductions by our competitors;

•	timing and level of inventory obsolescence, scrap and warranty expenses;

•	the availability, quality and cost of components and raw materials we use to manufacture our products;

•	changes in our effective tax rates;

•	changes in our capital structure, including cash, marketable securities and debt balances, and changes in interest rates;

•	changes in bad debt expense based on the collectability of our accounts receivable;

•	timing, type, and size of acquisitions and divestitures, and related expenses and charges;

•	fluctuations in currency exchange rates, particularly the South Korean won, Japanese yen and Euro as compared with the U.S. dollar;

•	our expense levels;

•	impairment of goodwill and amortization of intangible assets; and

•	fees, expenses and settlement costs or judgments against us relating to litigation.

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

Our top ten customers accounted for approximately 43%, 39% and 49% of our net revenues for the years 2017, 2016 and 2015, respectively. One customer, Applied Materials, Inc., accounted for approximately 13%, 14% and 18% of our net revenues for the years 2017, 2016 and 2015, respectively, and another customer, Lam Research Corporation, accounted for 12%, 11% and 13% of our net revenues for the years 2017, 2016 and 2015, respectively. In any one reporting period, a single customer or several customers may contribute even a larger percentage of our consolidated revenues. Although our acquisition of Newport has reduced our customer concentration somewhat, the loss of a major customer or any reduction in orders by these customers, including reductions due to market or competitive conditions, would likely have a material adverse effect on our business, financial condition and results of operations. None of our significant customers has entered into an agreement with us requiring it to purchase any minimum quantity of our products. Because our largest customers are semiconductor capital equipment manufacturers, we are particularly susceptible to the cyclicality of the semiconductor market.

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

Since our inception, we have made acquisitions and, as a part of our business strategy, we may enter into additional business combinations and acquisitions. Our most recent acquisition of Newport in April 2016 significantly increased our size, including with respect to revenue, product offerings, number of employees and facilities. Our ability to successfully identify suitable acquisition targets, complete acquisitions on acceptable terms, and efficiently and effectively integrate our acquired businesses, including our most significant and most recent acquisition to date, Newport, into our organization is critical to our growth. We may not be able to identify target companies that meet our strategic objectives or successfully negotiate and complete acquisitions with companies we have identified on acceptable terms. Further, we may incur significant expense in pursuing acquisitions that cannot be completed due to regulatory or other restrictions. Additionally, our credit facilities only permit us to make acquisitions under certain circumstances, and also restrict our ability to incur additional indebtedness in certain circumstances. Further, the process of integrating acquired companies into our operations requires significant resources and is time consuming, expensive and disruptive to our business. We may not realize the benefits we anticipate from these acquisitions because of the following significant challenges:

•	the difficulty of integrating the operations, technology and personnel of the acquired companies;

•	the potential disruption of our ongoing business and distraction of management;

•	possible internal control weaknesses of the acquired companies;

•	significant expenses related to the acquisitions, including any resulting shareholder litigation;

•	the assumption of unknown or contingent liabilities associated with acquired businesses;

•

the potential to incur or record significant cash or non-cash charges or write down the carrying value of intangible assets and goodwill obtained in the acquisition, which could adversely impact our cash flow or lower our earnings in the period or periods for which we incur such charges or write down such assets;

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

The markets for our products, in particular the semiconductor capital equipment market, are highly competitive. Our competitive success often depends upon factors outside of our control. For example, in some cases, semiconductor device manufacturers may direct semiconductor capital equipment manufacturers to use a specified supplier’s product in their equipment. Accordingly, for such products, our success will depend in part on our ability to have semiconductor device manufacturers specify that our products be used at their semiconductor fabrication facilities. In addition, we may encounter difficulties in changing established relationships of competitors that already have a large installed base of products within such semiconductor fabrication facilities.

If our products are not designed into successive generations of our customers’ products, we will lose significant net revenues during the lifespan of those products.

New products designed by capital equipment manufacturers typically have a lifespan of five to fifteen years. Our success depends on our products being designed into new generations of equipment. We must develop products that are technologically advanced so that they are positioned to be chosen for use in each successive generation of capital equipment. If customers do not choose our products, our net revenues may be reduced during the lifespan of our customers’ products. In addition, we must make a significant capital investment to develop products for our customers well before our products are introduced and before we can be sure that we will recover our capital investment through sales to the customers in significant volume. We are thus also at risk during the development phase that our products may fail to meet our customers’ technical or cost requirements and may be replaced by a competitive product or alternative technology solution. If that happens, we may be unable to recover our development costs.

Many of the markets and industries that we serve are subject to rapid technological change, and if we fail to introduce new and innovative products or improve our existing products, or if the adoption or applications we serve is not successful, our business, financial condition and results of operations will be harmed.

Many of our markets are characterized by rapid technological advances, evolving industry standards, shifting customer needs, new product introductions and enhancements, and the periodic introduction of disruptive technology that displaces current technology due to a combination of price, performance and reliability. As a result, many of the products in our markets can become outdated quickly and without warning. We depend, to a significant extent, upon our ability to enhance our existing products, to anticipate and address the demands of the marketplace for new and improved and disruptive technologies, either through internal development or by acquisitions, and to be price competitive. If we or our competitors introduce new or enhanced products, it may cause our customers to defer or cancel orders for our existing products. If we or our competitors introduce disruptive technology that displaces current technology, existing product platforms or lines of business from which we generate significant revenue may be rendered obsolete. Further, if our customers or the industries we serve shift to technologies that do not utilize our platform of products, our business, financial condition and results of operations could be harmed.

Because many of our products are sophisticated and complex, they can be difficult to design and manufacture, and we may experience delays in introducing new products or enhancements to our existing products. If we do not introduce our new products or enhancements into the marketplace in a timely fashion, our customers may choose to purchase our competitors’ products. Certain of our markets, in particular the semiconductor capital equipment market, experience cyclicality in capital spending, so if we fail to introduce new products in a timely manner we may miss market upturns, or may fail to have our products or subsystems designed into our customers’ products. We may not be successful in acquiring, developing, manufacturing or marketing new products and technologies on a timely or cost-effective basis. If we fail to adequately introduce new, competitive products and technologies on a timely basis, our business, financial condition and results of operations will be harmed.

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

We offer products for a number of very diverse markets. Because we operate in multiple markets, we must work constantly to understand the needs, standards and technical requirements of many different applications within these markets, and must devote significant resources to developing different products for these markets. Product development is costly and time consuming. We must anticipate trends in our customers’ industries and develop products before our customers’ products are commercialized. If we do not accurately predict our customers’ needs and future activities, we may invest substantial resources in developing products that do not achieve broad market acceptance. Our decision to continue to offer products to a given market or to penetrate new markets is based in part on our judgment of the size, growth rate and other factors that contribute to the attractiveness of a particular market. If our product offerings in any particular market are not competitive or our analyses of a market are incorrect, our business, financial condition and results of operations would be harmed.

Further, serving diverse markets requires an understanding of different sales cycles, and the development and maintenance of a complex global sales team and sales channels to support the markets’ differing needs. It also requires dynamic operations that can support both complex, customized product builds as well as quick turn-around for commercial off-the-shelf sales. If we fail to provide the sales and operational support for our diverse markets, our business, financial condition and results of operations would be harmed.

Manufacturing interruptions or delays could affect our ability to meet customer demand and lead to higher costs, while the failure to estimate customer demand accurately could result in excess or obsolete inventory.

Our business depends on its timely supply of equipment, services and related products that meet the rapidly changing technical and volume requirements of our customers, which depends in part on the timely delivery of parts, components and subassemblies from suppliers, including contract manufacturers. Cyclical industry conditions and the volatility of demand for manufacturing equipment increase capital, technical, operational and other risks for us and for companies throughout our supply chain. We may also experience significant interruptions of our manufacturing operations, delays in our ability to deliver products or services, increased costs or customer order cancellations as a result of:

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

As of December 31, 2017, our goodwill and intangible assets, net, represented approximately $957 million, or 40% of our total assets. Goodwill is generated in our acquisitions when the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets we acquire. Goodwill is subject to an impairment analysis at least annually based on the fair value of the reporting unit. Intangible assets relate primarily to the developed technologies, customer relationships and patents and trademarks acquired by us as part of our acquisitions of other companies and are subject to an impairment analysis whenever events or changes in circumstances exist that indicate that the carrying value of the intangible asset might not be recoverable. We will continue to monitor and evaluate the carrying value of goodwill and intangible assets. If market and economic conditions or business performance deteriorate, the likelihood that we would record an impairment charge would increase, which impairment charge could materially and adversely affect our results of operations.

The terms of our term loan credit facility and asset-based revolving credit facility impose significant financial obligations and risks upon us, limit our ability to take certain actions, and could discourage a change in control.

In April 2016, we obtained a term loan credit facility and a revolving credit facility in connection with financing our acquisition of Newport, and we subsequently amended the term loan facility in June 2016, December 2016 and July 2017. The term loan credit facility, as amended, provides us with senior secured financing in the principal amount of $398 million as of December 31, 2017 with a term of seven years. The revolving credit facility provides us with senior secured financing of up to $50 million, subject to a borrowing base limitation.

Our indebtedness under these credit facilities has increased our interest expense and could have the effect, among other things, of reducing the funds available to flexibly respond to changing business and economic conditions. Our indebtedness could also reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and may create competitive disadvantages relative to other companies with lower debt levels. If we do not achieve the expected benefits from the acquisition, or if the financial performance of the combined company does not meet current expectations, then our ability to service our indebtedness may be adversely impacted.

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

Our term loan credit facility, as amended, uses LIBOR as a reference rate for our term loans, such that the interest due pursuant to such loans may be calculated using LIBOR (subject to a stated minimum value). On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. LIBOR borrowings may become unavailable before that date. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The future of LIBOR at this time is uncertain. If the method for calculation of LIBOR changes, if LIBOR is no longer available or if lenders have increased costs due to changes in LIBOR, we may have to modify our term loan credit facility, or the loans using LIBOR as a reference rate will convert to the base rate (calculated by reference to the higher of the federal funds effective rate plus 50 basis points or the prime rate, subject to a stated minimum value) which could result in higher interest rates.

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

These covenants restrict our ability to engage in or benefit from these actions, thereby limiting our flexibility in planning for, or reacting to, changes and opportunities in the markets in which we compete, such as limiting our ability to engage in mergers and acquisitions. This could place us at a competitive disadvantage. If the matters described in our other risk factors result in a material adverse effect on our business, financial condition or results of operations, we may be unable to comply with the terms of our credit facilities or experience an event of default.

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

Our business is subject to risks inherent in conducting business globally. International revenues account for a significant portion of total net sales, with a substantial portion of such sales originating in Asia (especially South Korea, Japan, Israel, China and Taiwan) and Europe (especially France and Germany). We expect that international revenues will continue to account for a significant percentage of total net sales for the foreseeable future, and that in particular, the proportion of our sales to Asian customers will continue to increase. Additionally, we have substantial international manufacturing, sales and administrative operations, with significant facilities and employee populations in Europe and Asia, and a substantial portion of our manufacturing in China, Israel and Mexico. Our international operations expose us to various risks, which include:

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

Our ability to maintain and grow our business is directly related to the service of our employees in each area of our business. Our future performance will be directly tied to our ability to hire, train, motivate and retain qualified personnel, including highly skilled technical, financial, managerial and sales and marketing personnel. Competition for personnel in the technology marketplace is intense, particularly in certain geographies where we are located, and we cannot be certain that we will be successful in attracting and retaining such personnel. In addition, many of our product manufacturing processes require deep technical expertise, and these positions can be particularly challenging to fill. We have from time to time in the past experienced attrition in certain key positions, and we expect to continue to experience this attrition in the future. If we are unable to hire sufficient numbers of employees with the experience and skills we need or to retain and motivate our existing employees, our business and results of operations would be harmed.

Our failure to successfully manage our offshore manufacturing locations or the transition of certain of our manufacturing operations to other locations and/or to contract manufacturers could harm our business, financial condition and results of operations.

As part of our continuous cost-reduction efforts, we have outsourced a portion of our manufacturing and service to a subcontractor in Mexico, and we continue to relocate the manufacture of certain of our existing product lines and subassemblies to, and initiate the manufacture of certain new products in, our facilities in China, Israel and Romania and selected contract manufacturers in Asia. In the future, we may expand the level of manufacturing, administrative and certain other operations that we perform offshore in order to take advantage of cost efficiencies available to us in those countries. However, we may not achieve the significant cost savings or other benefits that we would anticipate from moving manufacturing and other operations to a lower cost region. Additionally, if we are unable to successfully manage the relocation, initiation or oversight of the manufacture of these products, our business, financial condition and results of operations could be harmed.

In particular, transferring product lines to other manufacturing locations and/or to our contract manufacturers’ facilities often requires us to transplant complex manufacturing equipment and processes across a large geographical distance and to train a completely new workforce concerning the use of this equipment and these processes. In addition, certain of our customers may require the requalification of products supplied to them in connection with the relocation of manufacturing operations. If we are unable to manage this transfer and training smoothly and comprehensively, or if we are unable to complete the requalification of products in a timely manner, we could suffer manufacturing and supply chain delays, excessive product defects, harm to our results of operations and our reputation with our customers, and loss of customers. Further, the utilization of overseas contract manufacturers may require additional customs tariffs or may require export licenses, which may be difficult or costly to obtain. We also may not realize the cost savings that we currently anticipate from locating operations in Mexico, China, Israel and Romania. For example, we are experiencing rising material, labor and shipping costs in China and the potential for new tariffs on our products manufactured in Mexico.

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

Many of our products are inherently complex in design and, in some cases, require extensive customization and/or ongoing regular maintenance. Further, the manufacture of these products often involves a highly complex and precise process and the utilization of specially qualified components that conform to stringent specifications. Several of our products require highly skilled labor. As a result of the technical complexity of these products, design defects, skilled labor turnover, changes in our or our suppliers’ manufacturing processes or the inadvertent use of defective or nonconforming materials by us or our suppliers could adversely affect our manufacturing yields and product reliability. This could in turn harm our business, operating results, financial condition and customer relationships.

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

Our customers may discover defects in our products after the products have been fully deployed and operated under peak stress conditions. In addition, some of our products are combined with products from other suppliers, which may contain defects. Furthermore, some of our customers use our products in ways other than their intended purpose. As a result, should problems occur, it may be difficult to identify the source of the problem. If we are unable to identify and fix defects or other problems, we could experience, among other things:

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

We are exposed to various risks related to legal proceedings, including product liability claims and intellectual property infringement claims, which if successful, could have a material adverse effect on our business, financial condition and results of operations.

From time to time, we may be involved in legal proceedings or claims regarding product performance, product liability, patent infringement, intellectual property rights, antitrust, environmental regulations, securities, contracts, unfair competition, misappropriation of trade secrets, employment, workplace safety, and other matters.

For example, some of our products, such as certain ultrafast lasers, are used in medical applications where malfunctions could result in serious injury. In addition, certain of our products may be hazardous if not operated properly or if defective. We are exposed to significant risks for product liability claims if death, personal injury or property damage results from the use of our products. We may experience material product liability losses in the future. We currently maintain insurance for certain product liability claims. However, our insurance coverage may not continue to be available on terms that we accept, if at all. This insurance coverage also may not adequately cover liabilities that we incur. Further, if our products are defective, we may be required to recall or redesign these products. A successful claim against us that exceeds our insurance coverage level or that is not covered by insurance, or any product recall, could have a material adverse effect on our business, financial condition and results of operations.

In addition, we are currently involved in securities class action litigation in connection with the acquisition of our subsidiary, Newport Corporation. The plaintiffs have alleged, among other things, that the then current Newport directors breached their fiduciary duties to Newport stockholders by agreeing to sell Newport through an inadequate and unfair process, leading to inadequate and unfair consideration, by agreeing to unfair deal protection devices, and by omitting material information from the proxy statement. Regardless of the outcome, securities class action litigation such as this can be time-consuming, result in significant expense to the Company and divert attention and resources of our management and other key employees. Costs and expenses, or an unfavorable outcome in such cases, could exceed applicable insurance coverage, if any. Any such unfavorable outcome could have a material adverse effect on our business, financial condition, results of operations and cash flows.

With respect to our intellectual property, we have from time to time received claims from third parties alleging that we are infringing certain trademarks, patents or other intellectual property rights held by them. Such infringement claims have in the past and may in the future result in litigation. Any such litigation could be protracted and costly, and we could become subject to damages for infringement, or to an injunction preventing us from selling one or more of our products or using one or more of our trademarks. Such claims could also result in the necessity of obtaining a license relating to one or more of our products or current or future technologies, which may not be available on commercially reasonable terms or at all. Any intellectual property litigation and the failure to obtain necessary licenses or other rights or develop substitute technology may divert management’s attention from other matters and could have a material adverse effect on our business, financial condition and results of operations. In addition, the terms of our customer contracts typically require us to indemnify the customer in the event of any claim of infringement brought by a third party based on our products. Any claims of this kind may have a material adverse effect on our business, financial condition or results of operations.

We also on occasion receive notification from customers who believe that we owe them indemnification or other obligations related to other claims made against such customers by third parties. Legal proceedings and claims, whether with or without merit, and associated internal investigations, may be time-consuming and expensive to prosecute, defend or conduct; divert management’s attention and other of our resources; inhibit our ability to sell our products; result in adverse judgments for damages, injunctive relief, penalties and fines; and negatively affect our business. There can be no assurance regarding the outcome of current or future legal proceedings, claims or investigations.

We are subject to international trade compliance regulations, and violations of those regulations could result in fines or trade restrictions, which could have a material adverse effect on us.

We are subject to trade compliance laws in both the United States and other jurisdictions where we operate. For example, exports of our products and technology developed or manufactured in the U.S. are subject to export controls imposed by the U.S. Government and administered by the U.S. Departments of Commerce, State and Treasury. Similar export regulations govern exports of our products and technology developed or manufactured in certain other countries, including Austria, France, Germany, Israel and Romania. In certain instances, these regulations may require obtaining licenses from the administering agency prior to exporting products or technology to international locations or foreign nationals, including foreign nationals employed by us in the United States and abroad. For products and technology subject to the U.S. Export Administration Regulations administered by the U.S. Department of Commerce’s Bureau of Industry and Security, the requirement for a license is dependent on the type and end use of the product and technology, the final destination and the identity and nationality of the end user. Virtually all exports from the United States of defense articles subject to the International Traffic in Arms Regulations, administered by the Department of State’s Directorate of Defense Trade Controls, require a license. The Israeli Ministry of Economy and the Defense Export Control Agency of the Israeli Ministry of Defense administer similar export regulations and license requirements, which apply to many of our products and technology developed or manufactured in Israel. In addition, the Romanian Ministry of Foreign Affairs and the Department for Export Controls administer similar export regulations and license requirements, which apply to many of our products and technology developed or manufactured in Romania. Obtaining export licenses can be difficult and time-consuming, and we may not be successful in obtaining them. Failure to obtain export licenses to enable product and technology exports could reduce our revenue, harm our relationships with our customers and could adversely affect our business, financial condition and results of operations. Compliance with export regulations may also subject us to additional fees and costs. The absence of comparable export restrictions on competitors in other countries may adversely affect our competitive position. In addition, if we or our international representatives or distributors fail to comply with any of these export regulations, we or they could be subject to civil and criminal, monetary and non-monetary penalties, disruptions to our business, restrictions on our ability to export products and technology and damage to our reputation, and our business and results of operations could be significantly harmed. While we have implemented policies and procedures to comply with these laws, we cannot be certain that our employees, contractors, suppliers or agents will not violate such laws or our policies. For example, as a result of a 2012 U.S. Government investigation, a former employee of our Shanghai office and a third party not affiliated with us were imprisoned for export violations relating to the sale of certain of our products. We were not a target of the government’s investigation and we cooperated fully with the government’s investigation. In addition, although we conducted our own internal investigation and took corrective human resources actions and have, since 2012, implemented additional export compliance procedures, we cannot be certain these efforts will be sufficient to avoid similar situations in the future.

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

The enactment of the Tax Cuts and Jobs Act (the “Act”) in December 2017 significantly affected U.S. tax law by changing how the U.S. imposes tax on multinational corporations. The U.S. Department of Treasury has broad authority under the Act to issue regulations and interpretive guidance. We have applied available guidance to estimate our tax obligations, but new guidance issued by the U.S. Treasury Department may cause us to make adjustments to our tax estimates in future periods. The Securities and Exchange Commission has issued Staff Accounting Bulletin No. 118 (“SAB118”) acknowledging that companies will potentially encounter situations for which the analysis of certain income tax effects of the Act will be incomplete by the time financial statements are required to be issued for reporting periods that include the enactment date. In these situations, SAB 118 provides that reasonable estimates may be made for certain effects of the Act. We have recorded provisional amounts using reasonable estimates based on the guidance in SAB 118 and we anticipate adjustments to such estimates as additional analysis is completed and new regulations and guidance are issued.

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

We are exposed to risks related to cybersecurity threats and incidents.

We rely on various information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information and to carry out and support a variety of business activities, including manufacturing, research and development, supply chain management, sales and accounting. This information includes confidential information belonging to us, our customers and our business partners as well as personally-identifiable information of individuals. We have experienced, and expect to continue to be subject to, cybersecurity threats and incidents ranging from employee error or misuse to individual attempts to gain unauthorized access to information systems to sophisticated and targeted measures known as advanced persistent threats, none of which have materially affected our financial condition or results of operations to date. While we devote significant resources to network security, data encryption and other measures to protect our systems and information from unauthorized access or misuse, a failure in or a breach of our operational or security systems or infrastructure, or those of our suppliers and other business partners, including as a result of cyber-attacks, could disrupt our business; result in the disclosure, misuse or loss of confidential information and critical data; damage our reputation; cause data privacy issues; decrease the value of our investment in research, development and engineering; cause losses; result in litigation with third parties; and increase our cybersecurity protection and remediation costs.

Changes in laws and regulations governing data privacy and data protection could have a material adverse impact on our business.

We are subject to data privacy laws and regulations that apply to the collection, transmission, storage and use of personally identifiable information, as well as numerous other federal and state privacy and breach notification laws. We are also subject to many international data protection laws and regulations, including the current European Union (the “EU”) Data Protection Directive which requires EU member states to impose restrictions on the collection and use of personal data that, in some respects, are more stringent than current privacy standards in the United States. In May 2018, the General Data Protection Regulation will supersede the EU Data Protection Directive, imposing more robust EU data protection requirements and providing for greater penalties for noncompliance. The EU regulations also establish a prohibition on the transfer of personal information from the EU to other countries whose laws do not protect personal data to an adequate level of privacy or security. While we have utilized certain permitted approaches for transferring personal information from the European Union to the United States, these approaches may be reviewed and invalidated by the EU courts or regulatory bodies and we may be required to ascertain an alternative legal basis for such transfers. In addition, certain countries have and will continue to modify or adopt more stringent data protection standards.

While we continue to assess and address the implications of existing and new domestic and foreign regulations relating to data privacy, the evolving regulatory landscape presents a number of legal and operational challenges, and our efforts to comply may be unsuccessful. We may also face audits or investigations by one or more government agencies relating to our compliance with these regulations that could result in the imposition of penalties or fines, significant expenses in facilitating and responding to the investigations, and overall reputational harm or negative publicity. The costs of compliance with, and other burdens imposed by, such laws, regulations and policies that are applicable to us could have a material adverse effect on our business, financial condition and results of operations.

Our proprietary technology is important to the continued success of our business. Our failure to protect this proprietary technology may significantly impair our competitive position.

Our success and ability to compete depend in large part upon protecting our proprietary technology. We rely on a combination of patent, trademark and trade secret protection and nondisclosure agreements to protect our proprietary rights. The steps we have taken may not be sufficient to prevent the misappropriation of our intellectual property, particularly in countries outside the United States, where the laws may not protect our proprietary rights as fully as in the United States. Patent and trademark laws and trade secret protection may not be adequate to deter third party infringement or misappropriation of our patents, trademarks and similar proprietary rights. In addition, patents issued to us may be challenged, invalidated or circumvented. Our rights granted under those patents may not provide competitive advantages to us, and the claims under our patent applications may not be allowed. The loss or expiration of any of our key patents could lead to a significant loss of sales of certain of our products and could materially affect our future results of operations. We have in the past and may in the future be subject to or may initiate interference proceedings in the United States Patent and Trademark Office, which can demand significant financial and management resources. The process of seeking patent protection can be time consuming and expensive and patents may not be issued from currently pending or future applications. Moreover, our existing patents or any new patents that may be issued may not be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us. We may initiate claims or litigation against third parties for infringement of our proprietary rights in order to determine the scope and validity of our proprietary rights or the proprietary rights of our competitors, which claims could result in costly litigation, the diversion of our technical and management personnel and the assertion of counterclaims by the defendants, including counterclaims asserting invalidity of our patents. We will take such actions where we believe that they are of sufficient strategic or economic importance to us to justify the cost.

The market price of our common stock has fluctuated and may continue to fluctuate for reasons over which we have no control.

The stock market has from time to time experienced, and is likely to continue to experience, extreme price and volume fluctuations. Prices of securities of technology companies have been especially volatile and have often fluctuated for reasons that are unrelated to the operating performance of the companies. Historically, the market price of shares of our common stock has fluctuated greatly and could continue to fluctuate due to a variety of factors. In the past, companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If we were the object of such securities class action litigation, it could result in substantial costs and a diversion of our management’s attention and resources.

We may not pay dividends on our common stock.

Holders of our common stock are only entitled to receive such dividends when and if they are declared by our board of directors. Further, our credit facilities restrict our ability to pay dividends on our capital stock under certain circumstances. Although we have declared cash dividends on our common stock since 2011, and occasionally increased the dividends from prior quarters, we are not required to do so and we may reduce or eliminate our cash dividend in the future. This could adversely affect the market price of our common stock.

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

Certain portions of the soil at the former facility of our Spectra-Physics business, located in Mountain View, California, and certain portions of the aquifer surrounding the facility, through which contaminated groundwater flowed, are part of an EPA-designated Superfund site and are subject to a cleanup and abatement order from the California Regional Water Quality Control Board. Spectra-Physics, which we acquired as part of the Newport acquisition in April 2016 and which had been acquired by Newport in 2004, along with other entities with facilities located near the Mountain View, California facility, were identified as responsible parties with respect to this Superfund site, due to releases of hazardous substances during the 1960s, 1970s and 1980s. Spectra-Physics and the other responsible parties entered into cost-sharing agreements covering the costs of remediating the off-site groundwater impact. The site is mature, and investigations, monitoring and remediation efforts by the responsible parties have been ongoing for approximately 30 years.

We have certain ongoing costs related to investigation, monitoring and remediation of the site that have not been material to us as a whole in the recent past. However, while we benefitted from the indemnification of certain costs by a third party in the past, that indemnification is now in a transition period, and we will become subject to a greater portion of future costs of remediation going forward. Our ultimate costs of remediation and other potential liabilities are difficult to predict. In the event that the EPA and the California Regional Water Quality Control Board determine that the site cleanup requires additional measures to ensure that it meets current standards for environmental contamination, or if they enhance any of the applicable required standards, we will likely become subject to additional remediation obligations in the future. In addition to our investigation, monitoring and remediation obligations, we may be liable for property damage or personal injury claims relating to this site. While we are not aware of any material claims at this time, such claims could be made against us in the future. If significant costs or other liability relating to this site arise in the future, our business, financial condition and results of operations could be adversely affected.

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

For example, the European Union has enacted the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment Directive, which regulates the use of certain hazardous substances in certain products, and the Waste Electrical and Electronic Equipment Directive, which requires the collection, reuse and recycling of waste from certain products. Compliance with such laws requires significant resources. These regulations may require us to redesign our products or source alternative components to ensure compliance with applicable requirements, for example by mandating the use of different types of materials in certain components. Any such redesign or alternative sourcing may increase the cost of our products, adversely impact the performance of our products, add greater testing lead-times for product introductions, or in some cases limit the markets for certain products. Further, such environmental laws are frequently amended, which increases the cost and complexity of compliance. For example, such amendments have in the past, and may in the future, result in certain of our products falling in the scope of the directive, even if they were initially exempt. In addition, certain of our customers, particularly OEM customers whose end products may be subject to these directives, may require that the products we supply to them comply with these directives, even if not mandated by law. Because certain directives, for example, those issued from the European Union are implemented in individual member states, compliance is particularly challenging. Our failure to comply with any of such regulatory requirements or contractual obligations could result in our being directly or indirectly liable for costs, fines or penalties and third-party claims, and could jeopardize our ability to conduct business in certain countries.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.	Properties

The following table provides information concerning MKS’ principal and certain other owned and leased facilities as of December 31, 2017:

Country	City	Sq. Ft.	Activity	Reportable Segment	Lease Expires
CHINA	Shenzhen	302,000	Manufacturing	Vacuum & Analysis	August 31, 2025
	Wuxi	64,500	Manufacturing	Light & Motion	October 31, 2021
FRANCE	(1)	101,000	Manufacturing, Research and Development	Light & Motion	Owned
ISRAEL	Jerusalem	118,000	Manufacturing, Sales, Research and Development	Light & Motion
MEXICO	Nogales	124,200	Manufacturing, Service	Vacuum & Analysis	September 1, 2023
UNITED STATES	Andover, MA	158,000	Corporate Headquarters, Manufacturing, Research and Development	(3)
	Boulder, CO	86,000	Manufacturing, Customer Support, Service, Research and Development	Vacuum & Analysis
	Franklin, MA	55,600	Manufacturing, Customer Support, Research and Development	Light & Motion	January 31, 2026
	Irvine, CA	254,900	Manufacturing, Research and Development	Light & Motion
	Longmont, CO	60,900	Manufacturing, Customer Support, Service, Research and Development	Vacuum & Analysis	February 29, 2020
	Methuen, MA	85,000	Manufacturing, Customer Support, Service, Research and Development	Vacuum & Analysis	Owned
	Rochester, NY	52,000	Manufacturing, Customer Support, Research and Development	Light & Motion
	Rochester, NY	156,000	Manufacturing, Sales, Customer Support, Service, Research and Development	Vacuum & Analysis	Owned
	Santa Clara, CA	139,500	Manufacturing, Customer Support, Research and Development	Light & Motion	March 31, 2021
	Wilmington, MA	118,000	Manufacturing, Customer Support, Service, Research and Development	Vacuum & Analysis	Owned

(1)	MKS owns two facilities, one in Beaune-la-Rolande with 57,000 square feet and one in la Boulonnie with 44,000 square feet.

(2)

MKS owns one facility with 70,000 square feet and leases two other facilities with 38,000 square feet and 10,000 square feet with a lease expiration date of December 31, 2020 and December 31, 2018, respectively.

(3)

MKS owns one facility with 82,000 square feet and leases another facility with 76,000 square feet with a lease expiration date of November 30, 2026. In addition to the Company’s Corporate Headquarters, manufacturing and research and development activities for Vacuum & Analysis take place in Andover, MA.

(4)	MKS owns two facilities which aggregate to 47,000 square feet and leases another facility with 39,000 square feet with a lease expiration date of May 31, 2020.

(5)

MKS leases a facility with 212,300 square feet with a lease expiration date of February 28, 2022. MKS leases another facility with 42,600 square feet with a lease expiration date of February 28, 2022, which is currently vacant.

(6)	MKS owns one facility with 12,000 square feet and leases another facility with 40,000 square feet with a lease expiration date of July 31, 2021.

In addition to the material manufacturing and other operations conducted at the above listed leased or owned facilities, MKS also provides manufacturing, worldwide sales, customer support and services from various other leased and owned facilities throughout the world not listed in the table above. See “Business—Sales, Marketing, Service and Support.”

Item 3.	Legal Proceedings

On March 9, 2016, a putative class action lawsuit captioned Dixon Chung v. Newport Corp., et al., Case No. A-16-733154-C, was filed in the District Court, Clark County, Nevada on behalf of a putative class of stockholders of Newport for claims related to the Merger Agreement between the Company, Newport, and Merger Sub. On March 25, 2016, a second putative class action complaint captioned Hubert C. Pincon v. Newport Corp., et al., Case No. A-16-734039-B, was filed in the District Court, Clark County, Nevada, on behalf of a putative class of Newport’s stockholders for claims related to the Merger Agreement. The lawsuits named as defendants the Company, Newport, Merger Sub, and certain then current and former members of Newport’s board of directors. Both complaints alleged that the directors breached their fiduciary duties to Newport’s stockholders by agreeing to sell Newport through an inadequate and unfair process, which led to inadequate and unfair consideration, by agreeing to unfair deal protection devices, and by omitting material information from the proxy statement. The complaints also alleged that the Company, Newport, and Merger Sub aided and abetted the directors’ alleged breaches of their fiduciary duties. The complaints sought injunctive relief, including to enjoin or rescind the Merger Agreement, and an award of attorneys’ and other fees and costs, among other relief. On April 14, 2016, the Court granted plaintiffs’ motion to consolidate the Pincon and Chung actions.

On October 19, 2016, plaintiffs filed an amended complaint captioned In re Newport Corporation Shareholder Litigation, Case No. A-16-733154-B, in the District Court, Clark County, Nevada, on behalf of a putative class of Newport’s stockholders for claims related to the Merger Agreement. The complaint named as defendants the Company, Newport, and the then-current members of Newport’s former board of directors. It alleged that the named directors breached their fiduciary duties to Newport’s stockholders by agreeing to sell Newport through an inadequate and unfair process, which led to inadequate and unfair consideration, by agreeing to unfair deal protection devices, and by omitting material information from the proxy statement. The complaint also alleged that the Company and Newport aided and abetted the named directors’ alleged breaches of their fiduciary duties. The complaint sought monetary damages, including pre- and post-judgment interest. On December 9, 2016, defendants filed motions to dismiss the amended complaint, which plaintiffs opposed. On June 22, 2017, the Court dismissed the amended complaint against all defendants but granted plaintiffs leave to amend.

On July 27, 2017, plaintiffs filed a second amended complaint, which names as defendants certain former directors of Newport. On August 8, 2017, the Court dismissed the Company and Newport from the action pursuant to stipulations among the parties. The second amended complaint alleges that the directors breached their fiduciary duties to Newport’s stockholders by agreeing to sell Newport through an inadequate and unfair process, which led to inadequate and unfair consideration, and by omitting material information from the proxy statement. The second amended complaint seeks monetary damages, including pre- and post-judgment interest. On September 1, 2017 the Newport directors filed a motion to dismiss the second amended complaint, which plaintiffs opposed. The Court held a hearing on the motion to dismiss on December 7, 2017. On January 5, 2018, the Court entered an order denying the motion to dismiss. The Newport directors answered the second amended complaint, denying the material allegations of the complaint and asserting defenses, on February 20, 2018.

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

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol MKSI. On February 21, 2018, the closing price of our common stock, as reported on the NASDAQ Global Select Market, was $112.20 per share. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported by the NASDAQ Global Select Market.

	2017		2016
	High	Low	High	Low
First Quarter	$70.40	$58.95	$38.14	$30.67
Second Quarter	88.40	64.75	43.06	35.02
Third Quarter	95.50	66.80	54.73	41.34
Fourth Quarter	110.60	88.10	61.30	46.51

On February 21, 2018, we had approximately 90 stockholders of record.

Dividend Policy and Cash Dividends

Holders of our common stock are entitled to receive dividends when and if they are declared by our board of directors. During 2017, our board of directors declared a cash dividend of $0.175 per share during the first, second and third quarters of 2017 and $0.18 per share during the fourth quarter of 2017, which totaled $38.2 million or $0.71 per share. During 2016, our board of directors declared a cash dividend of $0.17 per share during each quarter of 2016, which totaled $36.4 million or $0.68 per share.

Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of our board of directors. The board of directors intends to declare and pay cash dividends on our common stock based on our financial conditions and results of operations of the Company, although it has no obligation to do so. Our credit facilities contain covenants that restrict our ability to grant cash dividends in certain circumstances.

On February 12, 2018, our board of directors declared a quarterly cash dividend of $0.18 per share to be paid on March 9, 2018 to shareholders of record as of February 26, 2018.

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

During the twelve months ended December 31, 2017, we did not repurchase any shares of our common stock.

Comparative Stock Performance

The following graph compares the cumulative total shareholder return (assuming reinvestment of dividends) from investing $100 on December 31, 2012, and plotted at the last trading day of each of the fiscal years ended December 31, 2013, 2014, 2015, 2016 and 2017, in each of MKS’ common stock; a peer group index which represents a combination of all companies comprising the Morningstar Semiconductor Equipment & Materials Industry Group Index and Morningstar Scientific & Technical Instruments Industry Group Index, published by Zacks Investment Research, Inc., with these indices weighted one-half (1/2) and one-half (1/2), respectively; and the NASDAQ Market Index. The stock price performance on the graph below is not necessarily indicative of future price performance. Our common stock is listed on the NASDAQ Global Select Market under the ticker symbol MKSI.

Performance Graph

	2012	2013	2014	2015	2016	2017
MKS Instruments, Inc.	$100.00	$118.79	$148.37	$148.73	$249.34	$400.22
NASDAQ Market Index	$100.00	$140.12	$160.78	$171.97	$187.22	$242.71
Morningstar Semiconductor Equipment & Materials/Scientific & Technical Instruments	$100.00	$134.12	$153.68	$133.48	$174.92	$260.37

*	Semiconductor Equipment & Materials and Scientific & Technical Instruments indices weighted 1/2 and 1/2, respectively.

Item 6.	Selected Financial Data

Selected Consolidated Financial Data

	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Statement of Operations Data(1)
Net revenues	$1,915,977	$1,295,342	$813,524	$780,869	$669,420
Gross profit(2)	891,451	565,619	362,872	337,766	266,574
Income from operations(3)	406,634	157,267	156,612	135,142	58,387
Net income(4)	$339,132	$104,809	$122,297	$115,778	$35,776
Basic net income per share	$6.26	$1.96	$2.30	$2.17	$0.67
Diluted net income per share	$6.16	$1.94	$2.28	$2.16	$0.67
Cash dividends paid per common share	$0.71	$0.68	$0.68	$0.66	$0.64

Balance Sheet Data(1)
Cash and cash equivalents, including restricted cash	$333,887	$233,910	$227,574	$305,437	$288,902
Short-term investments(5)	209,434	189,463	430,663	286,795	361,120
Working capital(5)	946,431	761,469	848,527	791,665	811,214
Total assets	2,414,018	2,212,242	1,273,347	1,224,044	1,213,018
Short-term debt(6)	2,972	10,993	—	—	—
Long-term debt, net(6)	389,993	601,229	—	—	—
Other liabilities(7)	145,296	131,921	21,482	38,595	63,073
Stockholders’ equity	$1,588,907	$1,241,792	$1,160,881	$1,081,822	$1,021,523

(1)

The Statement of Operations Data and the Balance Sheet Data for 2017 and 2016 include statement of operations data and assets and liabilities acquired as a result of the acquisition of Newport in April 2016.

(2)	Gross profit for 2016 includes a $15.1 million charge for the amortization of the inventory step-up to fair value related to our acquisition of Newport in April 2016.

(3)

Income from operations for 2017 includes $6.7 million of an asset impairment charge, primarily related to the write-off of goodwill and intangible assets in conjunction with the consolidation of two manufacturing plants, $5.3 million of acquisition and integration costs from our acquisition of Newport and $3.9 million of restructuring charges. Income from operations for 2016 includes a $15.1 million charge for the amortization of the inventory step-up to fair value, $27.3 million of acquisition and integration costs from our acquisition of Newport and $5.0 million of an asset impairment charge. Income from operations for 2015 includes $2.1 million of restructuring charges. Income from operations for 2014 includes $2.5 million of restructuring charges. Income from operations for 2013 includes $2.6 million of costs and other benefits related to the retirement of the Company’s Chief Executive Officer.

(4)

Net income for 2017 includes charges, net of tax, of $6.7 million of an asset impairment charge, $3.4 million of acquisition and integration costs and $3.7 million of restructuring charges. Net income for 2017 also includes a gain, net of tax of $72.0 million related to the sale of a business, a $28.7 million transition tax on accumulated foreign earnings, a $14.0 million tax accrual on a potential distribution to a subsidiary, a $24.5 million deferred tax adjustment, which also includes the reversal of a tax accrual on a French dividend related to the 2017 Tax Cut and Jobs Act, a $11.1 million windfall tax benefit on the vesting of stock-based compensation relating to the implementation of a new accounting standard issued by the Financial Statement Accounting Standards Board (Accounting Standards Update 2016-09) and an adjustment, net of tax of $5.9 million of amortization of debt issuance costs relating to the term loan credit agreement used to partially finance the acquisition of Newport in 2016. Net income for 2016 includes charges, net of tax, of $9.8 million of amortization of inventory step-up to fair value, $19.0 million of acquisition and integration costs, $5.0 million of asset impairment charges and a $2.0 million withholding tax on dividends. These charges are offset by a tax benefit of $5.0 million for a legal entity restructuring.

Net income for 2015 includes charges, net of tax, of $1.4 million of restructuring costs and also includes $7.7 million in tax credits for reserve releases related to the settlement of tax audits. Net income for 2014 includes charges, net of tax, of $1.5 million of restructuring costs and also includes $14.6 million in tax credits for reserve releases related to the settlement of tax audits and the expiration of the statute of limitations. Net income for 2013 includes charges, net of tax, of $1.6 million of costs and other benefits related to the retirement of the Company’s Chief Executive Officer.

(5)

Effective December 31, 2015, the Company changed the method of classification of its investments previously classified as long-term investments to short-term investments within current assets. For the years ended December 31, 2014 and 2013, short-term investments have been re-classified to include investments with contractual maturities greater than one year from the date of purchase as management had the ability and intent, if necessary, to liquidate any of its cash equivalents and investments in order to meet the Company’s liquidity needs in the next twelve months. Accordingly, working capital includes investments with contractual maturities greater than one year from the date of purchase.

(6)	Long-term debt, net includes $389.3 million in 2017 and short-term and long-term debt, net includes $6.3 million and $600.7 million, respectively, in 2016, related to the term loan credit agreement.

(7)	Other liabilities in this schedule include, non-current deferred taxes and non-current accrued compensation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global provider of instruments, subsystems and process control solutions that measure, monitor, deliver, analyze, power and control critical parameters of advanced manufacturing processes to improve process performance and productivity. Our products are derived from our core competencies in pressure measurement and control, flow measurement and control, gas and vapor delivery, gas composition analysis, residual gas analysis, leak detection, control technology, ozone generation and delivery, RF & DC power, reactive gas generation, vacuum technology, lasers, photonics, sub-micron positioning, vibration control, and optics. We also provide services relating to the maintenance and repair of our products, installation services and training.

Our primary served markets are manufacturers of capital equipment for semiconductor manufacturing, industrial technologies, life and health sciences, as well as research and defense.

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

Newport was a global supplier of advanced-technology products and systems to customers in the scientific research and defense/security, microelectronics, life and health sciences and industrial manufacturing markets.

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

The Vacuum & Analysis segment provides a broad range of instruments, components and subsystems which are derived from our core competencies in pressure measurement and control, flow measurement and control, gas and vapor delivery, gas composition analysis, residual gas analysis, leak detection, control technology, ozone generation and delivery, RF & DC power, reactive gas generation and vacuum technology. The Light & Motion segment provides a broad range of instruments, components and subsystems which are derived from our core competencies in lasers, photonics, sub-micron positioning, vibration control, and optics.

We have a diverse base of customers and our primary served markets are manufacturers of capital equipment for semiconductor manufacturing, industrial technologies, life and health sciences, as well as research and defense. Approximately 57%, 56% and 69% of our net revenues for the years 2017, 2016 and 2015, respectively, were from sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers. As a result of our acquisition of Newport, we estimate that sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers could account for more than 50% of our total sales in future periods.

Approximately 43%, 44% and 31% of our net revenues in the years 2017, 2016 and 2015, respectively, were from other advanced manufacturing applications. These include, but are not limited to, industrial technologies, life and health sciences, and research and defense.

Net revenues from semiconductor capital equipment manufacture and semiconductor device manufacture customers increased by $373 million or 52% in 2017 compared to 2016 and increased by $186 million or 33% in 2016 compared to 2015. The increase in 2017 compared to 2016 is comprised of an increase in net semiconductor revenues of $315 million in the Vacuum & Analysis segment and $58 million in the Light & Motion segment. These increases were primarily due to volume increases from our semiconductor customers. The increase in 2016 compared to 2015 was attributed to net semiconductor revenues from the Newport Merger of $103 million and net semiconductor revenues from the Vacuum & Analysis segment, which increased $83 million. The semiconductor capital equipment industry is subject to rapid demand shifts, which are difficult to predict, and we are uncertain as to the timing or extent of future demand or any future weakness in the semiconductor capital equipment industry.

Our net revenues from customers in other advanced markets, which exclude semiconductor capital equipment and semiconductor device manufacture customers, increased by $248 million or 43% in 2017 compared to 2016 and increased by $296 million or 118% in 2016 compared to 2015. The increase in 2017 compared to 2016 is primarily attributed to a $228 million increase in net revenues from customers in our Light & Motion segment due to the fact that 2016 only included eight months of revenue in the Light & Motion segment. In addition, net revenues from customers in our Vacuum & Analysis segment increased primarily due to revenues from the industrial technologies market of $20.1 million. The increase in 2016 compared to 2015 was primarily attributed to revenues from customers in other advanced markets from the Newport Merger of $320 million. This increase was offset by a decrease in net revenues from customers in other advanced markets from the legacy MKS business (Vacuum & Analysis segment) of $24 million, mainly related to the general industrial, medical and solar markets.

A significant portion of our net revenues are from sales to customers in international markets. For the years ended December 31, 2017, 2016 and 2015, international net revenues accounted for approximately 50%, 48% and 44% of our total net revenues, respectively. A significant portion of our international net revenues were in South Korea, Japan, Israel and Germany. We expect that international net revenues will continue to represent a significant percentage of our total net revenues. Long-lived assets, located in the United States, were $125 million, $123 million and $57 million as of December 31, 2017, 2016 and 2015, respectively, excluding goodwill and intangibles and long-term tax-related accounts. Long-lived assets, located outside of the United States, were $78 million, $78 million, and $15 million as of December 31, 2017, 2016 and 2015, respectively, excluding goodwill and intangibles and long-term tax-related accounts.

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

We believe the following critical accounting policies affect the most significant judgments, assumptions and estimates we use in preparing our consolidated financial statements:

Revenue Recognition and Allowance for Doubtful Accounts.    Revenue from product sales is recorded upon transfer of title and risk of loss to the customer provided that there is evidence of an arrangement, the sales price is fixed or determinable, and collection of the related receivable is reasonably assured. In most transactions, we have no obligations to our customers after the date products are shipped other than pursuant to warranty obligations. We do not frequently enter into arrangements with multiple deliverables; however, for those revenue arrangements with multiple deliverables, we allocate revenue to each element based upon its relative selling price using vendor-specific objective evidence (“VSOE”), or third-party evidence (“TPE”) or based upon the relative selling price using estimated prices if VSOE or TPE does not exist. Under Accounting Standards Codification (“ASC”) 605-25, Revenue Recognition – Multiple Elements, we recognize revenue and related costs for arrangements with multiple deliverables as each element is delivered or completed based upon the lesser of its relative selling price, determined based upon the price that would be charged on a standalone basis, or the amount contractually due upon delivery of each element. If a portion of the total contract price is not payable until installation is complete, we do not recognize such portion as revenue until completion of installation. Some services, such as installation, are not often sold by us or our competitors on a stand-alone basis. Therefore, we calculate the estimated selling price based on specific facts and circumstances for each service. For example, the relative selling price for installation is determined by estimating the installation hours for a particular product, using historical experience, multiplied by the standards service billing rate. Under ASC 605-20, Revenue Recognition – Services, revenue for separately priced extended warranties and product maintenance contracts are excluded from the scope of ASC 605-25 and the selling price (without regard to the allocation methodology under ASC 605-25) is recognized over the related contract periods. Shipping and handling fees billed to customers, if any, are recognized as revenue. The related shipping and handling costs are recognized in cost of sales.

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

Inventory.    We value our inventory at the lower of cost (first-in, first-out method) or market. We regularly review inventory quantities on hand and record a provision to write-down excess and obsolete inventory to its estimated net realizable value, if less than cost, based primarily on our estimated forecast of product demand. Once our inventory value is written-down and a new cost basis has been established, the inventory value is not increased due to demand increases. Demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases as a result of supply shortages or a decrease in the cost of inventory purchases as a result of volume discounts, while a significant decrease in demand could result in an increase in the charges for excess inventory quantities on hand. In addition, our industry is subject to technological change, new product development and product technological obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results. For 2017, 2016 and 2015, our charges for excess and obsolete inventory totaled $20.2 million, $16.0 million and $13.6 million, respectively.

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

We typically issue restricted stock units (“RSUs”) as stock-based compensation. We also provide employees the opportunity to purchase shares through an Employee Stock Purchase Plan (“ESPP”). For RSUs, the fair value is the stock price on the date of grant. We estimate the fair value of stock appreciation rights and shares issued under our ESPP using the Black Scholes pricing model, which is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, expected life, risk free interest rate and expected dividends. Management determined that blended volatility, a combination of historical and implied volatility, is more reflective of market conditions and a better indicator of expected volatility than historical or implied volatility alone. We are also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates.

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

The assumptions used in calculating the fair value of share-based compensation awards represents management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

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

In performing our annual goodwill impairment test, we are permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount, including goodwill. The qualitative assessment, is commonly referred to as “step zero.” In performing the qualitative step zero assessment, we consider certain events and circumstances specific to the reporting unit and to the entity as a whole, such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. We are also permitted to bypass the qualitative assessment and proceed directly to the quantitative test. If we choose to undertake the qualitative assessment and we conclude that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we would then proceed to the quantitative impairment test. In the quantitative assessment, we compare the fair value of the reporting unit to its carrying amount, which includes goodwill. If the fair value exceeds the carrying value, no impairment loss exists. If the fair value is less than the carrying amount, a goodwill impairment loss is measured and recorded.

As of October 31, 2017, we performed our annual impairment assessment of goodwill using the qualitative step zero assessment and determined that it is more likely than not that the fair values of the reporting units exceed their carrying amount. We will continue to monitor and evaluate the carrying value of goodwill. If market and economic conditions or business performance deteriorate, this could increase the likelihood of us recording an impairment charge. However, we believe it is not reasonably likely that an impairment will occur at any of its reporting units over the next twelve months.

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

Income Taxes.    We evaluate the realizability of our net deferred tax assets and assess the need for a valuation allowance on a quarterly basis. The future benefit to be derived from our deferred tax assets is dependent upon our ability to generate sufficient future taxable income in each jurisdiction of the right type to realize the assets. We record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized. To the extent we established a valuation allowance an expense is recorded within the provision for income taxes line in the consolidated statements of operations and comprehensive income. In future periods, if we were to determine that it was more likely than not that that we would not be able to realize the recorded amount of our remaining net deferred tax assets, an adjustment to the valuation allowance would be recorded as an increase to income tax expense in the period such determination was made.

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”), which included significant changes to U.S. tax law. Some of the more significant changes impacting the Company are the reduction of the U.S. federal corporate income tax rate from 35.0% to 21.0% as of January 1, 2018, the implementation of a territorial tax system and the imposition of a transition tax on deemed repatriated cumulative earnings of foreign subsidiaries (“transition tax”).

Income tax effects resulting from changes in tax are generally accounted for in the period in which the law is enacted and the effects are recorded as a component of provision for income taxes from continuing operations. On December 22, 2017, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance for reporting entities’ ability to timely complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, we have computed and reported reasonable estimates related to the transition tax and the revaluation of deferred tax assets and liabilities and included these provisional amounts in our consolidated financial statements for the year ended December 31, 2017. The estimates of the impacts of the Act on our company are based on our current assumptions and understandings of the provisions of the Act. The ultimate impacts of the Act on our company may differ from these provisional amounts due to additional analysis, changes in interpretations and assumptions by our company and additional regulatory guidance that may be issued. We are required to finalize our estimate of the effects of the Act within a measurement period ending when we have obtained, prepared and analyzed the information needed to complete the accounting requirements under ASC Topic 740.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total net revenues of certain line items included in our consolidated statements of operations and comprehensive income data:

	Years Ended December 31,
	2017	2016	2015
Net revenues:
Product	90.0%	87.5%	85.7%
Service	10.0	12.5	14.3

Total net revenues	100.0%	100.0%	100.0%
Cost of revenues:
Product	47.1	48.5	45.9
Service	6.4	7.8	9.5

Total cost of revenues	53.5%	56.3%	55.4%

Gross profit	46.5%	43.7%	44.6%
Research and development	6.9	8.5	8.4
Selling, general and administrative	15.2	17.7	15.9
Acquisition and integration costs	0.3	2.1	—
Asset impairment	0.3	0.4	—
Restructuring	0.2	—	0.2
Amortization of intangible assets	2.4	2.8	0.8

Income from operations	21.2%	12.2%	19.3%
Interest income	0.2	0.2	0.4
Interest expense	1.6	2.4	0.1
Gain on sale of business	3.9	—	—
Other expense, net	0.3	0.1	—

Income before income taxes	23.4%	9.9%	19.6%
Provision for income taxes	5.7	1.8	4.6

Net income	17.7%	8.1%	15.0%

Year Ended December 31, 2017, Compared to 2016 and 2015

Net Revenues

	Years Ended December 31,
(Dollars in millions)	2017	2016	2015
Product	$1,723.4	$1,134.0	$697.1
Service	192.6	161.3	116.4

Total net revenues	$1,916.0	$1,295.3	$813.5

Product revenues increased $589.4 million during 2017, compared to 2016. Product revenues for the Vacuum & Analysis segment increased by $322.8 million during 2017 compared to 2016, due to an increase in product revenues from our semiconductor customers of $298.0 million, primarily due to volume increases, and an increase in revenues from customers in our other advanced markets of $24.8 million. Product revenues for our Light & Motion segment increased by $266.6 million during 2017, compared to 2016, primarily due to the Newport Merger and consisted of an increase in product revenues from customers in our other advanced markets of $215.5 million and an increase in product revenues from our semiconductor customers of $51.1 million.

Product revenues increased $436.9 million during 2016, compared to 2015. This increase was primarily attributed to the Newport Merger, as sales by Newport accounted for product revenues of $387.1 million during 2016. Product revenues increased for our Vacuum & Analysis segment by $49.8 million during 2016, compared to 2015, primarily due to an increase in product revenues from our semiconductor customers of $71.3 million, primarily due to volume, offset by a decrease in product revenues from our other advanced markets of $21.5 million.

Service revenues consisted mainly of fees for services related to the repair of our products, maintenance, installation services and training. Service revenues increased $31.3 million during 2017, compared to 2016, primarily due to an increase in service revenues from the Light & Motion segment of $19.0 million, due to the fact that 2016 only included eight months of revenue from Newport. The remaining increase of $12.3 million was primarily due to an increase in service revenues from our semiconductor capital equipment and semiconductor customers from our Vacuum & Analysis segment.

Service revenues increased $44.9 million during 2016, compared to 2015. This increase was primarily attributed to the Newport Merger, as revenues associated with Newport services accounted for $35.8 million of service revenues for 2016. Service revenues increased for our Vacuum & Analysis segment by $9.1 million during 2016, compared to 2015, primarily due to service revenues from the semiconductor markets of $11.5 million, offset by a decrease in service revenues from other advanced markets of $2.4 million.

Total international net revenues, including product and service, were $960.7 million or 50.1% of total net revenues for 2017, $619.7 million or 47.8% of total net revenues for 2016 and $355.2 million or 43.7% of total net revenues for 2015. The increases in 2016 and 2017 were primarily the result of the Newport Merger. A significant portion of the increases in 2017 international net revenue were in South Korea, Japan, Israel and Germany.

The following table sets forth our net revenues by reportable segment:

Net Revenues

	Years Ended December 31,
(Dollars in millions)	2017	2016	2015
Vacuum & Analysis	$1,207.5	$872.3	$813.5
Light & Motion	708.5	423.0	—

Total net revenues	$1,916.0	$1,295.3	$813.5

Net revenues for our Vacuum & Analysis segment increased $335.2 million in 2017, compared to 2016, due to an increase in net revenues from our semiconductor customers of $315.0 million and an increase in net revenues from customers in our other advanced markets of $20.2 million, primarily due to increases in net revenues from customers in our industrial technologies markets. Net revenues for our Vacuum & Analysis segment increased $58.8 million in 2016, compared to 2015, primarily due to an increase in net revenues from our customers in the semiconductor market of $82.8 million, offset by a decrease in revenues of $24.0 million from our other advanced markets, primarily related to decreases in the solar, thin film and data storage markets.

Net revenues from our Light & Motion segment increased $285.5 million in 2017, compared to 2016, primarily due to the Newport Merger and consisted of an increase in net revenues from customers in our other advanced markets of $228.1 million, primarily due to increases in net revenues from customers in our industrial technologies and research and defense markets and an increase in revenues from customers in our semiconductor market of $57.4 million. Net revenues from our Light & Motion segment in 2016 were $423.0 million and only represented eight months of revenue in 2016, as the Newport Merger occurred in April 2016.

The following is gross profit as a percentage of net revenues by product and service:

Gross Profit

	Years Ended December 31,			% Points Change in 2017	% Points Change in 2016
(As a percentage of net revenues)	2017	2016	2015
Product	47.7%	44.6%	46.4%	3.1%	(1.8)%
Service	36.1	36.9	34.0	(0.8)	2.9

Total gross profit percentage	46.5%	43.7%	44.6%	2.8%	(0.9)%

Gross profit on product revenues increased by 3.1 percentage points during 2017 compared to 2016. The increase was primarily due to an increase of 5.5 percentage points due to higher revenue volumes, partially offset by 1.6 percentage points due to higher overhead costs, both mainly related to the Newport Merger.

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

Cost of service revenues consists primarily of costs for providing services for repair and training which includes salaries, related expenses and other overhead costs. Service gross profit decreased by 0.8 percentage points, compared to 2016, primarily due to a decrease of 2.2 percentage points due to unfavorable product mix, partially offset by 1.5 percentage points due to lower labor and overhead costs, mainly due to the Newport Merger.

Service gross profit increased by 2.9 percentage points during 2016, compared to 2015, primarily due to a net increase of 3.0 percentage points due to net favorable direct labor and overhead absorption, partially offset by 1.4 percentage points due to unfavorable product mix.

The following is gross profit as a percentage of net revenues by reportable segment:

Gross Profit

	Years Ended December 31,			% Points Change in 2017	% Points Change in 2016
(As a percentage of net revenues)	2017	2016	2015
Vacuum & Analysis	45.6%	44.5%	44.6%	1.1%	(0.1)%
Light & Motion	48.0	41.9	—	6.1	100.0

Total net revenues	46.5%	43.7%	44.6%	2.8%	(0.9)%

Gross profit for our Vacuum & Analysis segment increased by 1.1 percentage points in 2017, compared to 2016, primarily due to higher revenue volumes related to revenues from customers in our semiconductor market, partially offset by unfavorable product mix. Gross profit for our Vacuum & Analysis segment remained relatively flat in 2016 compared to 2015, where increases in margin from increased revenues were offset by unfavorable product mix.

Gross profit for our Light & Motion segment increased 6.1 percentage points in 2017, compared to 2016, primarily due to higher revenue volumes and lower material costs, as the prior year included a $15.1 million of inventory step-up amortization charges related to the Newport Merger, and favorable product mix, partially offset by higher overhead costs. Gross profit for our Light & Motion segment was 41.9% of net revenues in 2016. Excluding the $15.1 million inventory step-up amortization charges, the gross profit would have been 45.5%. The Light & Motion segment was established in the second quarter of 2016 as a result of the Newport Merger.

Research and Development

	Years Ended December 31,
(Dollars in millions)	2017	2016	2015
Research and development expenses	$132.6	$110.6	$68.3

Research and development expenses increased $22.0 million during 2017, compared to 2016. The increase was primarily due to the fact that the Newport Merger occurred in 2016 and thus the Light & Motion segment only accounted for eight months of expense in 2016. The increase included $13.4 million of compensation costs and related benefits, $5.7 million for project materials and $1.1 million of occupancy costs.

Research and development expenses increased $42.3 million during 2016, compared to 2015. The increase was primarily attributed to $38.6 million from the Newport Merger, and consisted primarily of $28.9 million of compensation costs and related benefits, $3.8 million of project materials and $2.7 million of occupancy costs. The remaining increase of $3.7 million related to the Vacuum & Analysis segment and consisted primarily of $2.0 million of compensation costs and related benefits and $1.4 million for project materials.

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

Selling, General and Administrative

	Years Ended December 31,
(Dollars in millions)	2017	2016	2015
Selling, general and administrative expenses	$290.5	$229.2	$129.1

Selling, general and administrative expenses increased $61.3 million during 2017, compared to 2016. The increase was primarily due to the fact that the Newport Merger occurred in April 2016 and thus the Light & Motion segment only accounted for eight months of expense in 2016. The increase included $37.6 million of compensation costs and related benefits, $6.4 million of commissions expense, $4.0 million of information technology related expenses, $3.3 million of consulting and professional fees and $2.5 million of depreciation expense.

Selling, general and administrative expenses increased $100.1 million during 2016, compared to 2015. The increase was primarily attributed to $89.0 million from the Newport Merger, and consisted primarily of $55.4 million of compensation costs and related benefits, $6.5 million of consulting and professional fees, $5.9 million related to depreciation expense, $5.0 million related to commissions expense and $3.5 million for travel and entertainment-related expenses. The remaining increase of $11.1 million related to the Vacuum & Analysis segment and consisted primarily of $9.2 million of compensation costs and related benefits and $1.2 million of fees and expenses related to two repricings of our senior secured Term Loan Facility (as defined below).

Acquisition and Integration Costs

	Years Ended December 31,
(Dollars in millions)	2017	2016	2015
Acquisition and integration costs	$5.3	$27.3	$—

We incurred $5.3 million of acquisition and integration costs in 2017 related to the Newport Merger which consisted primarily of information technology related expenses, legal and other professional fees. We incurred $27.3 million of acquisition and integration costs in 2016 related to the Newport Merger, which costs consisted primarily of legal and other professional fees as well as compensation expenses related to change in control agreements for certain executives of Newport.

Restructuring

	Years Ended December 31,
(Dollars in millions)	2017	2016	2015
Restructuring	$3.9	$0.6	$2.1

During 2017, we recorded $3.9 million of restructuring charges related to the consolidation of two manufacturing plants, the restructuring of one of our international facilities and the consolidation of sales offices.

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

Asset Impairment

	Years Ended December 31,
(Dollars in millions)	2017	2016	2015
Asset impairment	$6.7	$5.0	$—

During 2017, we recorded $6.7 million of impairment charges related to the consolidation of two manufacturing plants. These charges primarily related to the write-off of certain goodwill and intangible assets. During 2016, we recorded an asset impairment charge of $5.0 million on our investment in a private company.

Amortization of Intangible Assets

	Years Ended December 31,
(Dollars in millions)	2017	2016	2015
Amortization of intangible assets	$45.7	$35.7	$6.8

Amortization increased by $10.0 million during 2017, compared to 2016, and increased by $28.9 million during 2016, compared to 2015. The increases in 2017 and 2016, compared to prior years, were primarily related to the amortization of intangible assets acquired through the Newport Merger. The increase during 2017, compared to 2016 was primarily due to the fact that the Light & Motion segment only accounted for eight months of expense in 2016.

Interest Expense, Net

	Years Ended December 31,
(Dollars in millions)	2017	2016	2015
Interest expense (income), net	$28.0	$28.0	($2.9)

Interest expense, net, remained flat and during 2017 and 2016, and increased by $31.9 million in 2016, compared to 2015. The increase was attributed to an increase in interest expense related to our Credit Agreement (as defined below), which was entered into at the end of April 2016 in connection with the Newport Merger. Interest payments have decreased throughout 2016 and 2017, as we have made total principal pre-payments of $375.0 million and also reduced the interest rate as a result of three re-pricings since the inception of the Credit Agreement through December 31, 2017. These reductions have been offset by an increase in charges related to writing-off a portion of deferred financing costs as part of the three re-pricings.

Gain on Sale of Business

	Years Ended December 31,
(Dollars in millions)	2017	2016	2015
Gain on sale of business	$74.9	$—	$—

We recorded a $74.9 million gain for 2017 on the sale of our Data Analytics Solutions business during the second quarter of 2017.

Other Expense, Net

	Years Ended December 31,
(Dollars in millions)	2017	2016	2015
Other expense, net	$5.9	$1.2	$—

Other expense, net for 2017 primarily includes $6.1 million of net foreign exchange losses. Other expense, net for 2016 includes $2.8 million of foreign exchange losses and other income, net of $1.6 million, primarily attributed to $1.3 million of net proceeds received from a Company-owned life insurance policy. In 2016, we reclassified the impact of foreign exchange losses (gains), from selling, general and administrative expenses to other expense (income), net. The net foreign exchange loss included in selling, general and administrative expenses for 2015 was $1.4 million.

Provision for Income Taxes

	Years Ended December 31,
(Dollars in millions)	2017	2016	2015
Provision for income taxes	$108.5	$23.2	$37.2

The provision for income taxes in each of 2017, 2016 and 2015 are comprised of U.S. federal, state and foreign income taxes.

Our effective tax rates for the years 2017, 2016 and 2015 were 24.2%, 18.1% and 23.3%, respectively. The effective tax rate in 2017 and related income tax expense, was impacted by the Act which was enacted into law on December 22, 2017. We account for income tax effects resulting from changes in tax laws in accordance with the authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted and that the effects are recorded as a component of provision for income taxes from continuing operations. As a result, we recorded provisional amounts related to the one-time transition tax and the change in U.S. net deferred tax liabilities resulting from the change in the U.S. statutory rate resulting from the enactment of the Act. These provisional amounts associated with the Act resulted in a decrease to our effective tax rate. In addition, the effective tax rate in 2017 was lower than the U.S. statutory rate due to foreign earnings taxed at lower rates, windfall benefits of stock compensation, and the domestic production deduction offset by deferred taxes recorded as a result of a change in the indefinite reinvestment assertion with respect to certain foreign subsidiaries.

The effective tax rate in 2016, and related income tax expense, was lower than the U.S. statutory tax rate primarily due to the geographic mix of income and profits earned by our international subsidiaries being taxed at rates lower than the U.S. statutory rate, foreign tax credits and research credits, release of tax reserves and the deduction for domestic production activities. These were partially offset by an increase in the valuation allowance related to certain deferred tax assets and non-deductible acquisition costs.

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

Our effective tax rate has been impacted on a year-to-year basis by the expiration and extension of certain U.S. tax benefits. The tax benefits expired, but were reinstated in past years. As part of the 2015 extension some of the tax benefits were made permanent. This included the research credit which accounted for most of our benefit related to the expiring and reinstated provisions. The net impact of these tax benefits was approximately 1.0% for both 2016 and 2015.

At December 31, 2017, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $27.3 million. At December 31, 2016, our total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $25.5 million. The net increase from December 31, 2016 was primarily attributable to the addition of reserves related to foreign withholding tax and certain state tax credits. At December 31, 2017, excluding interest and penalties, there were $18.3 million of net unrecognized tax benefits that, if recognized, would impact our annual effective tax rate. We accrue interest and, if applicable, penalties for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. At December 31, 2017, 2016 and 2015, we had accrued interest on unrecognized tax benefits of approximately $0.3 million, $0.5 million and $0.2 million, respectively.

Over the next 12 months it is reasonably possible that we may recognize approximately $1.0 million of previously net unrecognized tax benefits, excluding interest and penalties, related to federal, state and foreign tax positions as a result of the expiration of statutes of limitation. The U.S. statute of limitations remains open for tax years 2014 through present. The statute of limitations for our tax filings in other jurisdictions varies between fiscal years 2012 through the present. We also have certain federal credit carry-forwards and state tax loss and credit carry-forwards that are open to examination for tax years 2000 through the present.

We are subject to examination by U.S. federal, state and foreign tax authorities. The U.S. Internal Revenue Service commenced an examination of our U.S. federal income tax filings for tax years 2015 and 2016 during the quarter ended September 30, 2017. A previous audit by the U.S. Internal Revenue Service was effectively settled during the quarter ended December 31, 2015 upon our acceptance of the income tax examination changes.

On a quarterly basis, we evaluate both positive and negative evidence that affects the realizability of net deferred tax assets and assess the need for a valuation allowance. The future benefit to be derived from our deferred tax assets is dependent upon our ability to generate sufficient future taxable income in each jurisdiction of the right type to realize the assets.

In 2017 we recorded a net benefit to income tax expense of $3.1 million, excluding interest and penalties, due to reserve releases related to the expiration of the statute of limitations for previously open tax years. For 2016 we recorded a net benefit to income tax expense of $2.6 million, excluding interest and penalties, due to reserve releases related to the expiration of the statute of limitations for previously open tax years. For 2015, we recorded a net benefit to income tax expense of $7.3 million, excluding interest and penalties, primarily due to reserve releases related to the effective settlement of a U.S. income tax audit.

Our future effective tax rate depends on various factors, including further interpretations and guidance from U.S. federal and state governments on the impact of the enactment of the Act, as well as the geographic composition of our pre-tax income, and changes in tax reserves for unrecognized tax benefits. We monitor these factors and timely adjust our estimates of the effective tax rate accordingly. We expect that the geographic mix of pre-tax income will continue to have a favorable impact on our effective tax rate, however the geographic mix of pre-tax income can change based on multiple factors resulting in changes to the effective tax rate in future periods. We expect the Act to have a beneficial impact on our future effective tax rate. Since a significant amount of our income is derived from the U.S., we expect to benefit from the 14% reduction in U.S. statutory tax rate, as well as from the new deduction based on intangible income earned on sales to customers outside the U.S., which offsets the loss of tax benefit from the repeal of the domestic production deduction.

The effective tax rate in 2018 could be affected by adjustments to the provisional amounts recorded under the guidance of SAB 118 for the one-time transition tax and the revaluation of deferred tax assets and liabilities due to the U.S. statutory rate change in 2017.

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

Liquidity and Capital Resources

Cash, cash equivalents and short-term marketable investments, excluding restricted cash, totaled $543.2 million at December 31, 2017, an increase of $125.1 million compared to $418.1 million at December 31, 2016. This increase and the primary driver in our current and anticipated future cash flows is and will continue to be cash generated from operations, consisting primarily of our net income, excluding non-cash changes and changes in operating assets and liabilities. In periods when our sales are growing, higher sales to customers will result in increased trade receivables, and inventories will generally increase as we build products for future sales. This may result in lower cash generated from operations. Conversely, in periods when our sales are declining, our trade accounts receivable and inventory balances will generally decrease, resulting in increased cash from operations.

Net cash provided by operating activities was $355.2 million for 2017 and resulted primarily from net income of $339.1 million, which included non-cash net charges of $66.5 million, partially offset by an increase in working capital of $50.4 million. The increase in working capital consisted primarily of an increase in inventories of $72.5 million, an increase in trade accounts receivable of $44.1 and an increase in current and non-current assets of $8.6 million, all as a result of a significant increase in our business in 2017. These increases were partially offset by an increase in accrued compensation of $32.5 million mainly related to variable compensation, other current and non-current liabilities of $18.0 million, income taxes of $12.8 million and accounts payable of $11.4 million.

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

Net cash provided by operating activities was $138.3 million for 2015 and resulted primarily from net income of $122.3 million, which included non-cash net charges of $48.2 million, partially offset by an increase in working capital of $32.2 million. The increase in working capital consisted primarily of an increase in inventories of $14.5 million, a decrease in accounts payable of $10.6 million, a decrease in income taxes of $8.5 million, a decrease in other current and non-current liabilities of $2.8 million and an increase in other current and non-current assets of $1.5 million. These increases were partially offset by an increase in accrued compensation of $3.3 million and a decreased in trade accounts receivable of $2.3 million.

Net cash provided by investing activities was $22.6 million for 2017 and resulted primarily from proceeds received of $72.5 million from the sale of our Data Analytics Solutions business, partially offset by purchases of production-related equipment of $31.3 million and net purchases of short-term investments of $18.7 million. Net cash used in investing activities was $727.0 million for 2016 and resulted primarily from $939.6 million of cash, primarily used for the acquisition of Newport and $19.1 million used for the purchase of production-related equipment, partially offset by net proceeds from sales and maturities of investments of $231.5 million. Net cash used in investing activities was $167.4 million for 2015 and resulted primarily from $9.9 million of cash primarily used for the acquisition of Precisive, $12.4 million used for the purchase of production-related equipment and $145.1 million for net purchases of investments. The purchase of production-related equipment could increase to support future sales growth.

Net cash used in financing activities was $274.9 million and resulted primarily from partial repayment of the Term Loan Facility (as defined below) of $228.1 million ($225.0 million was voluntarily pre-paid and $3.1 million was regularly scheduled payments of principal), dividend payments made to common stockholders of $38.2 million, net payments related to tax payments for employee stock awards of $12.2 million, offset by an increase in cash of $4.8 million, primarily related to the release of a restriction on cash related to our letters of credit. Net cash provided by financing activities was $554.3 million for 2016 and resulted primarily from net proceeds of $598.5 million, primarily related to the Term Loan Facility used to finance the Newport Merger, partially offset by dividend payments made to common stockholders of $36.4 million, restricted cash of $5.9 million for collateral cash deposits relating to letters of credit and net payments related to tax payments made for employee stock awards of $1.9 million. Net cash used in financing activities was $47.1 million for 2015 and consisted primarily of $36.0 million in dividend payments made to common stockholders and $13.3 million for the repurchase of common stock.

On July 25, 2011, our board of directors approved a share repurchase program for the repurchase of up to an aggregate of $200 million of our common stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means. The timing and quantity of any shares repurchased depends upon a variety of factors, including business conditions, stock market conditions and business development activities, including, but not limited to, merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice. During 2017, there were no repurchases of common stock. During 2016, we repurchased approximately 45,000 shares of our common stock for $1.5 million at an average price of $34.50 per share. During 2017, we did not repurchase any shares of our common stock.

Holders of our common stock are entitled to receive dividends when and if they are declared by our board of directors. For the year ended December 31, 2017, we paid cash dividends of $38.2 million in the aggregate, or $0.71 per share. For the year ended December 31, 2016, we paid cash dividends of $36.4 million in the aggregate, or $0.68 per share. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of our board of directors. In addition, under the terms of our senior secured term loan facility and our senior secured asset-based revolving credit facility, we may be restricted from paying dividends under certain circumstances.

On February 12, 2018, the Company’s board of directors declared a quarterly cash dividend of $0.18 per share to be paid on March 9, 2018 to shareholders of record as of February 26, 2018.

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

Sale of Data Analytics Solutions Business

In April 2017, we completed the sale of our Data Analytics Solutions business for total proceeds of $72.5 million, net of cash sold, and we recorded a pre-tax gain of $74.9 million. This business, which had net revenues in 2016 of $12.7 million and was included in the Vacuum & Analysis segment, was no longer a part of our long-term strategic objectives.

Term Loan Credit Agreement

In connection with the completion of the Newport Merger, we entered into a term loan credit agreement (the “Credit Agreement”) with Barclays Bank PLC, as administrative agent and collateral agent, and the lenders from time to time party thereto (the “Lenders”), that provided senior secured financing of $780.0 million, subject to increase at our option in accordance with the Credit Agreement (the “Term Loan Facility”). Borrowings under the Term Loan Facility bear interest per annum at one of the following rates selected by the Company: (a) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the “prime rate” quoted in The Wall Street Journal, (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%, and (4) a floor of 1.75%, plus, in each case, an applicable margin based on our leverage ratio (1.25% as of December 31, 2017); or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, subject to a LIBOR rate floor of 0.75%, plus an applicable margin based on our leverage ratio (2.00% as of December 31, 2017). We have elected the interest rate as described in clause (b). The Credit Agreement provides that all loans will be determined by reference to the Base Rate if the LIBOR rate cannot be ascertained, if regulators impose material restrictions on the authority of a lender to make LIBOR rate loans, and for other reasons. The Term Loan Facility was issued with original issue discount of 1.00% of the principal amount thereof.

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

In September 2016, we entered into an interest rate swap agreement, which has a maturity date of September 30, 2020, to fix the rate on $335.0 million of the then-outstanding balance under the Credit Agreement. The rate is fixed at 1.198% per annum plus the applicable credit spread, which was 2.00% at December 31, 2017. At December 31, 2017, the notional amount of the interest rate swap agreement was $305.0 million.

In December 2016, we entered into Amendment No. 2 (the “Re-pricing Amendment 2”) to the Credit Agreement by and among the Company, the Lenders and Barclays Bank PLC, as administrative agent and collateral agent for the Lenders. The Re-pricing Amendment 2 decreased the applicable margin for our term loan under the Credit Agreement to 2.75% for LIBOR borrowings and 1.75% for base rate borrowings and reset the period during which a pre-payment premium may be required for a Re-pricing Transaction until six months after the effective date of the Re-pricing Amendment 2. In November 2016, prior to the effectiveness of the Re-pricing Amendment 2, we prepaid an additional $40.0 million of principal under the Credit Agreement. In March 2017, we prepaid an additional $50.0 million of principal under the Credit Agreement.

In July 2017, we entered into Amendment No. 3 (the “Re-pricing Amendment 3”) to our Credit Agreement by and among the Company, the Lenders and Barclays Bank PLC, as administrative agent and collateral agent for the Lenders. The Re-pricing Amendment 3 decreased the applicable margin for our term loan under the Credit Agreement to 2.25% for LIBOR rate loans when the Total Leverage Ratio (as defined in the Credit Agreement) is at or above 1.25:1 and decreased to 2.00% when the Total Leverage Ratio was below 1.25:1, both with a LIBOR floor of 0.75%. The margin for base rate borrowings decreased to 1.25% when our Total Leverage

Ratio was at or above 1.25:1 and will decrease to 1.00% when the Total Leverage Ratio is below 1.25:1. The period in which a prepayment premium may be required for a Re-pricing Transaction was reset to six months after the effective date of the Re-pricing Amendment 3.

In July 2017, August 2017 and November 2017 we voluntarily prepaid $50.0 million, $75.0 million and $50.0 million, respectively, of principal under the Credit Agreement. As of December 31, 2017, after total principal pre-payments of $375.0 million and regularly scheduled principal payments of $6.5 million, the total outstanding principal balance was $398.5 million. As of December 31, 2017, the Total Leverage Ratio was below 1.25:1 and therefore the applicable margin rate for LIBOR borrowings is 2.00%.

We incurred $28.7 million of deferred finance fees, original issue discount and re-pricing fees related to the term loans under the Term Loan Facility, which are included in long-term debt in the accompanying consolidated balance sheets and are being amortized to interest expense over the estimated life of the term loans using the effective interest method. A portion of these fees have been accelerated in connection with the various debt pre-payments during 2016 and 2017. As of December 31, 2017, the remaining balance of the deferred finance fees, original issue discount and re-pricing fees related to the Term Loan Facility was $9.2 million.

Under the Credit Agreement, we are required to prepay outstanding term loans, subject to certain exceptions, with portions of our annual excess cash flow as well as with the net cash proceeds of certain asset sales, certain casualty and condemnation events and the incurrence or issuance of certain debt. We are also required to make scheduled quarterly payments each equal to 0.25% of the principal amount of the term loan, less the amount of certain voluntary and mandatory repayments after such date, with the balance due on the seventh anniversary of the closing date. As a result of making total pre-payments of $375.0 million as of December 31, 2017, we are no longer required to make any scheduled quarterly principal payments until maturity of the loan.

All obligations under the Term Loan Facility are guaranteed by certain of our domestic subsidiaries, and are secured by substantially all of our assets and the assets of such subsidiaries, subject to certain exceptions and exclusions.

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. If an event of default occurs, the Lenders under the Term Loan Facility will be entitled to take various actions, including the acceleration of amounts due under the Term Loan Facility and all actions generally permitted to be taken by a secured creditor. At December 31, 2017, we were in compliance with all covenants under the Credit Agreement.

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

We have incurred $1.2 million of costs in connection with the ABL Facility, which were capitalized and included in other assets in the accompanying consolidated balance sheets and are being amortized to interest expense using the straight-line method over the contractual term of five years of the ABL Facility.

In addition to paying interest on outstanding principal under the ABL Facility, we are required to pay a commitment fee in respect of the unutilized commitments thereunder. The initial commitment fee is 0.375% per annum. The total commitment fee recognized in interest expense for the twelve months ended December 31, 2017 was $0.2 million. Commencing with the completion of the first fiscal quarter ending after the closing of the ABL Facility, the commitment fee is subject to downward adjustment based on the amount of average unutilized commitments for the three month period immediately preceding such adjustment date. We must also pay customary letter of credit fees and agency fees.

Lines of Credit and Short-Term Borrowing Arrangements

One of our Japanese subsidiaries has lines of credit and short-term borrowing arrangements with two financial institutions which arrangements generally expire and are renewed at three-month intervals. The lines of credit provide for aggregate borrowings as of December 31, 2017, of up to an equivalent of $20.4 million U.S. dollars. One of the borrowing arrangements has an interest rate based on the Tokyo Interbank Offer Rate at the time of borrowing and the other has an interest rate based on the Japanese Short-Term Prime Lending Rate. There were no borrowings outstanding under these arrangements at December 31, 2017 and 2016.

We assumed various revolving lines of credit and a financing facility with the completion of the Newport Merger. These revolving lines of credit and financing facility have no expiration date and provide for aggregate borrowings as of December 31, 2017 of up to an equivalent of $11.1 million U.S. dollars. These lines of credit have a base interest rate of 1.25% plus a Japanese Yen overnight LIBOR rate. Total borrowings outstanding under these arrangements were $3.0 million and $4.7 million at December 31, 2017 and 2016.

One of our Austrian subsidiaries has various outstanding loans from the Austrian government to fund research and development. These loans are unsecured and do not require principal repayment as long as certain conditions are met. Interest on these loans is payable semi-annually. The interest rates associated with these loans range from 0.75%-2.00%.

We have provided financial guarantees for certain unsecured borrowings and have standby letters of credit, some of which do not have fixed expiration dates. At December 31, 2017, our maximum exposure as a result of these financial guarantees and standby letters of credit was approximately $5.3 million.

Our total cash and cash equivalents and short-term marketable investments at December 31, 2017 consisted of $245.7 million held in the United States and $297.5 million held by our foreign subsidiaries. We believe that our current cash and investments position and available borrowing capacity, together with the cash anticipated to be generated from our operations, will be sufficient to satisfy our estimated working capital, planned capital expenditure requirements, and any future cash dividends declared by our board of directors or share repurchases through at least the next 12 months and the foreseeable future.

Future contractual obligations as of December 31, 2017 are as follows:

	Payment Due By Period
		Less than			After
Contractual Obligations (In thousands)	Total	1 Year	1-3 years	3-5 years	5 years	Other(1)
Operating lease obligations	$67,398	$18,489	$28,391	$16,562	$3,956	$—
Purchase obligations(2)	459,205	278,797	80,752	71,274	28,382	—
Pension obligations	32,452	2,283	5,686	5,855	18,628	—
Debt	402,150	2,972	714	—	398,464	—
Other long-term liabilities reflected on the Balance Sheet under U.S. GAAP(3)	112,844	892	15,401	297	68,288	27,966

Total	$1,074,049	$303,433	$130,944	$93,988	$517,718	$27,966

(1)	This balance relates to our reserve for uncertain tax positions.

(2)

As of December 31, 2017, we have entered into purchase commitments for certain inventory components and other equipment and services used in our normal operations. The majority of these purchase commitments covered by these arrangements are for periods of one to three years and aggregate to approximately $278.8 million.

(3)	The majority of this balance relates to deferred tax liabilities.

Derivatives

We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments and those utilized as economic hedges. We operate internationally, and in the normal course of business, are exposed to fluctuations in interest rates and foreign exchange rates. These fluctuations can increase the costs of financing, investing and operating the business. We have used derivative instruments, such as forward exchange contracts and an interest rate hedge to manage certain foreign currency and interest rate exposures.

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

We also enter into forward exchange contracts to hedge certain balance sheet amounts. To the extent the hedge accounting criteria is not met, the related foreign currency forward contracts are considered as economic hedges and changes in the fair value of these contracts are recorded immediately in earnings in the period in which they occur. These include hedges that are used to reduce exchange rate risks arising from the change in fair value of certain foreign currency-denominated assets and liabilities (i.e., payables, receivables) and other economic hedges where the hedge accounting criteria were not met.

We had forward exchange contracts with notional amounts totaling $208.9 million outstanding at December 31, 2017 of which $79.7 million were outstanding to exchange South Korean Won to U.S. dollars and $70.2 million were outstanding to exchange Japanese Yen to U.S. dollars. We had forward exchange contracts with notional amounts totaling $120.2 million outstanding at December 31, 2016 of which $50.0 million were outstanding to exchange South Korean Won to U.S. dollars and $30.5 million were outstanding to exchange Japanese Yen to U.S. dollars.

As of December 31, 2017, the unrealized loss that will be reclassified from accumulated other comprehensive income to earnings over the next twelve months is immaterial. Gains and losses on forward exchange contracts that qualify for hedge accounting are classified in cost of products in 2017, 2016 and 2015 and totaled a loss of $2.7 million, a loss of $1.4 million and a gain of $3.5 million, respectively. There were no ineffective portions of the derivatives recorded in 2017, 2016 and 2015.

We hedge certain intercompany accounts receivable and intercompany loans with forward exchange contracts. Typically, as these derivatives hedge existing amounts that are denominated in foreign currencies, the derivatives do not qualify for hedge accounting. Realized and unrealized gains and losses on forward exchange contracts that do not qualify for hedge accounting are recognized currently in earnings. The net foreign exchange losses on these derivatives were immaterial in each of 2017, 2016 and 2015. Starting in 2016, foreign currency gains or losses are classified in other expense, net, while in 2015 these gains or losses were classified in selling, general and administrative expenses. The cash flows resulting from forward exchange contracts are classified in our consolidated statements of cash flows as part of cash flows from operating activities. We do not hold or issue derivative financial instruments for trading purposes.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350).” This standard simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of goodwill. The provisions of this ASU are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We adopted this new standard in conjunction with performing our annual goodwill impairment test in the fourth quarter of 2017. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This standard requires the recognition of lease assets and liabilities for all leases, with certain exceptions, on the balance sheet. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. We have reviewed the requirements of the new standard and have formulated a plan for implementation. We have communicated our approach to our Audit Committee and will provide regular updates as appropriate. We are currently working at accumulating a complete population of leases from all of our locations. We have selected a software repository to track all of our lease agreements and to assist in the reporting and disclosure requirements required by the standard. We will continue to assess the effect that this ASU will have on our consolidated financial statements, disclosures and related controls, when known.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU provides for a single comprehensive model to use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in Generally Accepted Accounting Principles when it becomes effective. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We will use the modified retrospective method upon adoption in the first quarter of 2018.

The FASB issued additional updates to the new revenue standard in Topic 606 relating to reporting revenue on a gross versus net basis (Update 2016-08 in March 2016), identifying performance obligations and licensing arrangements (Update 2016-10 in April 2016), narrow-scope improvements and practical expedients (Update 2016-12 in May 2016), technical corrections and improvements (Update 2016-20 in December 2016), and SEC Updates (Update 2017-13 in September 2017 and Update 2017-14 in November 2017). We have identified the various revenue streams, including product revenues, service revenues, installation and training, which are impacted by Topic 606 and have reviewed individual customer contracts related to these revenue streams. The new revenue standard impacts our recording of repair revenue and customized products, which will be recognized over time under Topic 606 as opposed to a point in time under the current standard. We are in the process of finalizing the documentation of our assumptions used in quantifying the impact of adopting the new revenue standard, which can vary quarter to quarter. We are also finalizing the disclosures which will be included in our consolidated financial statements upon adoption of the new standard. We have concluded that the adoption of the new standard will not have a material impact on the timing or amount of revenue recognized. In addition, there were no major changes made to our existing accounting systems or internal controls as a result of the adoption of Topic 606.

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

We had forward exchange contracts with notional amounts totaling $208.9 million outstanding and a net fair value liability totaling $6.0 million at December 31, 2017. We had forward exchange contracts with notional amounts totaling $120.2 million outstanding and a net fair value asset of $2.4 million at December 31, 2016. The potential fair value loss for a hypothetical 10% adverse change in the currency exchange rate on our forward exchange contracts at December 31, 2017 and 2016 would be immaterial.

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

We are exposed to market risks related to fluctuations in interest rates related to our Term Loan Facility. As of December 31, 2017, we owed $398.5 million with $305.0 million at a fixed interest rate of 1.198%, plus the applicable credit spread which was 2.00% at December 31, 2017, and $93.5 million at a variable interest rate of 2.00% plus LIBOR. We performed a sensitivity analysis on the outstanding portion of our debt obligations as of December 31, 2017. The effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our operating results or the total fair value of the portfolio.

From time to time, we have outstanding lines of credit and short-term borrowings with variable interest rates, primarily denominated in Japanese Yen. As of December 31, 2017, $3.0 million was outstanding under these arrangements. These lines of credit have a base interest rate of 1.25% plus a Japanese Yen overnight LIBOR rate. A 10% change in interest rates would not have had a material impact on our operating results.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MKS Instruments, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MKS Instruments, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2017 listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 28, 2018

We have served as the Company’s auditor since 1981.

MKS Instruments, Inc.

Consolidated Balance Sheets

	December 31,
	2017	2016
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$333,768	$228,623
Restricted cash	119	5,287
Short-term investments	209,434	189,463
Trade accounts receivable, net of allowance for doubtful accounts of $4,135 and $3,909 at December 31, 2017 and 2016, respectively	300,308	248,757
Inventories	339,081	275,869
Other current assets	53,543	50,770

Total current assets	1,236,253	998,769

Property, plant and equipment, net	171,782	174,559
Goodwill	591,047	588,585
Intangible assets, net	366,398	408,004
Long-term investments	10,655	9,858
Other assets	37,883	32,467

Total assets	$2,414,018	$2,212,242

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$2,972	$10,993
Accounts payable	82,518	69,337
Accrued compensation	96,147	67,728
Income taxes payable	21,398	22,794
Deferred revenue	12,842	14,463
Other current liabilities	73,945	51,985

Total current liabilities	289,822	237,300
Long-term debt, net	389,993	601,229
Non-current deferred taxes	61,571	66,446
Non-current accrued compensation	51,700	44,714
Other liabilities	32,025	20,761

Total liabilities	825,111	970,450

Commitments and contingencies (Note 21)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 200,000,000 shares authorized; 54,355,535 and 53,672,861 shares issued and outstanding at December 31, 2017 and 2016, respectively	113	113
Additional paid-in capital	789,644	777,482
Retained earnings	795,698	494,744
Accumulated other comprehensive loss	3,452	(30,547)

Total stockholders’ equity	1,588,907	1,241,792

Total liabilities and stockholders’ equity	$2,414,018	$2,212,242

The accompanying notes are an integral part of the consolidated financial statements.

MKS Instruments, Inc.

Consolidated Statements of Operations and Comprehensive Income

	Years Ended December 31,
	2017	2016	2015
	(in thousands, except per share data)
Net Revenues:
Products	$1,723,433	$1,134,013	$697,104
Services	192,544	161,329	116,420

Total net revenues	1,915,977	1,295,342	813,524
Cost of revenues:
Cost of products	901,546	627,850	373,764
Cost of service	122,980	101,873	76,888

Total cost of revenues (exclusive of amortization shown separately below)	1,024,526	729,723	450,652
Gross profit	891,451	565,619	362,872
Research and development	132,555	110,579	68,305
Selling, general and administrative	290,548	229,171	129,087
Acquisition and integration costs	5,332	27,279	30
Restructuring	3,920	642	2,074
Asset impairment	6,719	5,000	—
Amortization of intangible assets	45,743	35,681	6,764

Income from operations	406,634	157,267	156,612
Interest income	3,021	2,560	2,999
Interest expense	30,990	30,611	143
Gain on sale of business	74,856	—	—
Other expense, net	5,896	1,239	—

Income before income taxes	447,625	127,977	159,468
Provision for income taxes	108,493	23,168	37,171

Net income	$339,132	$104,809	$122,297

Other comprehensive income:
Changes in value of financial instruments designated as cash flow hedges, net of tax (benefit) expense(1)	$(4,568)	$3,380	$(469)
Foreign currency translation adjustments, net of tax of $0 for 2017, 2016 and 2015	37,172	(22,713)	(8,301)
Unrecognized pension gain (loss), net of tax benefit(2)	323	(266)	—
Unrealized gain (loss) on investments, net of tax (benefit) expense(3)	1,072	223	(317)

Total comprehensive income	$373,131	$85,433	$113,210

Net income per share:
Basic	$6.26	$1.96	$2.30

Diluted	$6.16	$1.94	$2.28

Cash dividends paid per common share	$0.71	$0.68	$0.68

Weighted average common shares outstanding:
Basic	54,137	53,472	53,282

Diluted	55,074	54,051	53,560

(1)	Tax (benefit) expense was $(1,468), $2,535 and $(85) for the years ended December 31, 2017, 2016 and 2015, respectively.

(2)	Tax benefit was $(88) and $(199) for the years ended December 31, 2017 and 2016, respectively, and $0 for 2015.

(3)	Tax (benefit) expense was $(769), $167, and $(58) for the years ended December 31, 2017, 2016 and 2015, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

MKS Instruments, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
(in thousands, except share data)	Shares	Amount
Balance at December 31, 2014	53,154,666	$113	$734,732	$349,061	$(2,084)	$1,081,822
Net issuance under stock-based plans	414,187		1,262			1,262
Stock-based compensation			13,013			13,013
Tax effect from stock-based plans			837			837
Stock repurchase	(369,133)		(5,119)	(8,175)		(13,294)
Cash dividend				(35,969)		(35,969)
Comprehensive income (net of tax):
Net income				122,297		122,297
Other comprehensive loss					(9,087)	(9,087)

Balance at December 31, 2015	53,199,720	$113	$744,725	$427,214	$(11,171)	$1,160,881
Net issuance under stock-based plans	517,939		6,902			6,902
Stock-based compensation			25,228			25,228
Tax effect from stock-based plans			1,254			1,254
Stock repurchase	(44,798)		(627)	(918)		(1,545)
Cash dividend				(36,361)		(36,361)
Comprehensive income (net of tax):
Net income				104,809		104,809
Other comprehensive loss					(19,376)	(19,376)

Balance at December 31, 2016	53,672,861	$113	$777,482	$494,744	$(30,547)	$1,241,792
Net issuance under stock-based plans	682,674		(12,216)			(12,216)
Stock-based compensation			24,378			24,378
Cash dividend				(38,178)		(38,178)
Comprehensive income (net of tax):
Net income				339,132		339,132
Other comprehensive loss					33,999	33,999

Balance at December 31, 2017	54,355,535	$113	$789,644	$795,698	$3,452	$1,588,907

The accompanying notes are an integral part of the consolidated financial statements.

MKS Instruments, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income	$339,132	$104,809	$122,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,556	65,926	22,103
Amortization of inventory step-up adjustment to fair value	—	15,090	—
Amortization of debt issuance cost and original issue discount	10,699	9,265	—
Stock-based compensation	24,378	25,228	13,013
Provision for excess and obsolete inventory	20,213	16,039	13,602
Provision for doubtful accounts	825	1,109	(255)
Deferred income taxes	(4,831)	(38,822)	410
Excess tax benefits from stock-based compensation	—	(1,468)	(904)
Asset impairment	6,719	5,000	—
Gain on sale of business	(74,856)	—	—
Other	824	256	275
Changes in operating assets and liabilities:
Trade accounts receivable	(44,077)	(58,111)	2,334
Inventories	(72,471)	(13,798)	(14,501)
Income taxes	12,805	30,914	(8,462)
Other current and non-current assets	(8,631)	(12,165)	(1,526)
Accrued compensation	32,502	10,965	3,335
Other current and non-current liabilities	18,030	3,681	(2,797)
Accounts payable	11,405	16,180	(10,629)

Net cash provided by operating activities	355,222	180,098	138,295

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(939,591)	(9,910)
Net proceeds from sale of business	72,509	—	—
Purchases of investments	(229,557)	(268,458)	(385,999)
Maturities of investments	157,342	160,917	179,285
Sales of investments	53,564	338,996	61,659
Purchases of property, plant and equipment	(31,287)	(19,123)	(12,414)
Other	66	273	8

Net cash provided by (used in) investing activities	22,637	(726,986)	(167,371)

Cash flows from financing activities:
Restricted cash	4,835	(5,860)	—
Proceeds from short-term borrowings	28,360	18,964	—
Payments of short-term borrowings	(29,711)	(11,742)	—
Proceeds from long-term borrowings	191	744,653	—
Payments of long-term borrowings	(228,141)	(153,395)	—
Repurchases of common stock	—	(1,545)	(13,294)
Net proceeds related to employee stock awards	(12,216)	(1,922)	1,262
Dividend payments	(38,178)	(36,361)	(35,969)
Excess tax benefit from stock-based compensation	—	1,468	904

Net cash (used in) provided by financing activities	(274,860)	554,260	(47,097)

Effect of exchange rate changes on cash and cash equivalents	2,146	(6,323)	(1,690)

Increase (decrease) in cash and cash equivalents	105,145	1,049	(77,863)
Cash and cash equivalents at beginning of year	228,623	227,574	305,437

Cash and cash equivalents at end of year	$333,768	$228,623	$227,574

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$20,467	$20,839	$34
Income taxes	$104,691	$44,967	$43,239

The accompanying notes are an integral part of the consolidated financial statements.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1)	Business Description

MKS Instruments, Inc. (“MKS” or the “Company”) was founded in 1961 and is a global provider of instruments, subsystems and process control solutions that measure, monitor, deliver, analyze, power and control critical parameters of advanced manufacturing processes to improve process performance and productivity. The Company’s products are derived from its core competencies in pressure measurement and control, flow measurement and control, gas and vapor delivery, gas composition analysis, residual gas analysis, leak detection, control technology, ozone generation and delivery, RF & DC power, reactive gas generation, vacuum technology, lasers, photonics, sub-micron positioning, vibration control, and optics. The primary served markets are manufacturers of capital equipment for semiconductor manufacturing, industrial technologies, life and health sciences, as well as research and defense. The Company groups its products into six product groups based upon the similarity of the product function, type of product and manufacturing processes. These six groups are: Analytical and Controls Solutions Products; Power, Plasma and Reactive Gas Solutions Products; Vacuum Solutions Products; Photonics Products; Optics Products; and Laser Products.

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

Advertising Costs

Advertising costs are expensed as incurred and were immaterial in 2017, 2016 and 2015.

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

The Company classifies investments with maturity dates greater than twelve months in short-term investments rather than long-term investments. This method classifies these securities as current based on the nature of the securities and the availability for use in current operations. The Company believes this method is preferable because it is more reflective of the Company’s assessment of its overall liquidity position.

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

Concentrations of Credit Risk

The Company’s significant concentrations of credit risk consist principally of cash and cash equivalents, investments, forward exchange contracts and trade accounts receivable. The Company maintains cash and cash equivalents with financial institutions including some banks with which it had borrowings. The Company maintains investments primarily in U.S. Treasury and government agency securities and corporate debt securities. The Company enters into forward currency contracts with high credit-quality financial institutions in order to minimize credit risk exposure. The Company’s largest customers are primarily concentrated in the semiconductor industry, and a limited number of these customers account for a significant portion of the Company’s revenues. The Company regularly monitors the creditworthiness of its customers and believes it has adequately provided for potential credit loss exposures. Credit is extended for all customers based primarily on financial condition, and collateral is not required.

The Company had one customer, Applied Materials, Inc., comprising 13%, 14% and 18% of net revenues for 2017, 2016 and 2015, respectively, and another customer, Lam Research Corporation, comprising 12%, 11%

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

and 13% of net revenues for 2017, 2016 and 2015, respectively. During the years 2017, 2016 and 2015, approximately 57%, 56% and 69% of the Company’s net revenues, respectively, were from sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers. One customer, Applied Materials, Inc., represented 10% or more of the Company’s accounts receivable balance as of December 31, 2017.

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

Intangible Assets

Intangible assets resulting from the acquisitions of businesses are estimated by management based on the fair value of assets acquired. These include acquired customer lists, technology, patents, trade names, covenants not to compete and IPR&D. Intangible assets are amortized from one to eighteen years on a straight-line basis which represents the estimated periods of benefit and the expected pattern of consumption.

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

The estimated fair value of the Company’s reporting units are based on discounted cash flow models derived from internal earnings and internal and external market forecasts. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. Discount rates are based on a weighted average cost of

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

capital (“WACC”), which represents the average rate a business must pay its providers of debt and equity. The WACC used to test goodwill is derived from a group of comparable companies. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. The Company makes every effort to forecast these future cash flows as accurately as possible with the information available at the time the forecast is developed.

In performing the Company’s annual goodwill impairment test, the Company is permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount, including goodwill. The qualitative assessment, is commonly referred to as “step zero.” In performing the qualitative step zero assessment, the Company considers certain events and circumstances specific to the reporting unit and to the entity as a whole, such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company is also permitted to bypass the qualitative assessment and proceed directly to the quantitative test. If the Company chooses to undertake the qualitative assessment and concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company would then proceed to the quantitative impairment test. In the quantitative assessment, the Company compares the fair value of the reporting unit to its carrying amount, which includes goodwill. If the fair value exceeds the carrying value, no impairment loss exists. If the fair value is less than the carrying amount, a goodwill impairment loss is measured and recorded.

As of October 31, 2017, the Company performed its annual impairment assessment of goodwill using the qualitative step zero assessment and determined that it is more likely than not that the fair values of the reporting units exceed their carrying amount.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets whenever events and changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. This periodic review may result in an adjustment of estimated depreciable lives or asset impairment. When indicators of impairment are present, the carrying values of the asset are evaluated in relation to their operating performance and future undiscounted cash flows of the underlying business. If the future undiscounted cash flows are less than their carrying value, impairment exists. The impairment is measured as the difference between the carrying value and the fair value of the underlying asset. Fair values are based on estimates of market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. In 2017, the Company recorded an impairment charge of $6,719 related to certain long-lived assets as a result of consolidating two manufacturing plants.

Foreign Exchange

The functional currency of the majority of the Company’s foreign subsidiaries is the applicable local currency. For those subsidiaries, assets and liabilities are translated to U.S. dollars at year-end exchange rates. Income and expense accounts are translated at the average exchange rates prevailing during the year. The resulting translation adjustments are included in accumulated other comprehensive income (loss) in consolidated stockholders’ equity. Foreign exchange transaction gains and losses are classified in other income/expense in the statement of operations.

Net foreign exchange losses resulting from re-measurement were $6,132 and $2,823 for the years ended December 31, 2017 and 2016, respectively, and are included in other expense (income). Net foreign exchange

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

losses resulting from re-measurement were $1,388 for the year ended December 31, 2015 and were included in selling, general and administrative expenses. In 2016, we reclassified the impact of foreign exchange losses (gains), from selling, general and administrative expenses to other expense (income), net. These amounts do not reflect the corresponding gain (loss) from foreign exchange contracts. See Note 7 “Derivatives” regarding foreign exchange contracts.

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

During 2015, the Company decreased its valuation allowance by $20,636 primarily related to the expiration of U.S. capital loss carry-forwards. As a result, the valuation allowance was $6,127 at December 31, 2015. During 2016, the Company increased its valuation allowance by $6,400 primarily related to the addition of historical valuation allowances for Newport and its subsidiaries which were included as a result of the acquisition in April 2016. As a result, the valuation allowance was $12,527 at December 31, 2016. During 2017, the Company increased its valuation allowance by $1,102, primarily related to certain state tax credits. As a result, the valuation allowance was $13,629 at December 31, 2017.

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”), which included significant changes to U.S. tax law. Some of the more significant changes impacting the Company are the reduction of the U.S. federal corporate income tax rate from 35.0% to 21.0% as of January 1, 2018, the implementation of a territorial tax system and the imposition of a transition tax on deemed repatriated cumulative earnings of foreign subsidiaries (“transition tax”).

Income tax effects resulting from changes in tax are generally accounted for by the Company in the period in which the law is enacted and the effects are recorded as a component of provision for income taxes from continuing operations. On December 22, 2017, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance for reporting entities’ ability to timely complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

computed and reported reasonable estimates related to the transition tax and the revaluation of deferred tax assets and liabilities and included these provisional amounts in its consolidated financial statements for the year ended December 31, 2017. The estimates of the impacts of the Act on the Company are based on the Company’s current assumptions and understandings of the provisions of the Act. The ultimate impacts of the Act on the Company may differ from these provisional amounts due to additional analysis, changes in interpretations and assumptions by the Company and additional regulatory guidance that may be issued. The Company is required to finalize its estimate of the effects of the Act within a measurement period ending when the Company has obtained, prepared and analyzed the information needed to complete the accounting requirements under Accounting Standards Codification (“ASC”) Topic 740.

4)	Recently Issued Accounting Pronouncements

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

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718) – Scope of Modification Accounting.” This standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The provisions of this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for any interim period for which financial statements have not yet been issued. The Company does not expect adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, “Compensation-Retirement Benefits (Topic 715) – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This standard requires that an employer disaggregate the service cost component from the other components of net benefit cost. This standard also provides explicit guidance on how to present the service cost component and the other components of the net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization. The provisions of this ASU are effective for annual periods beginning after December 31, 2017, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The Company does not expect adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350).” This standard simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of goodwill. The provisions of this ASU are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted this new standard in conjunction with performing its annual goodwill impairment test in the fourth quarter of 2017. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) – Clarifying the Definition of a Business.” This standard clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This standard also provides a more robust framework to use in determining when a set of assets and activities is a business. Because the current definition of a business is interpreted broadly and can be difficult to apply, stakeholders indicated that analyzing transactions is inefficient and costly and that the definition does not permit the use of reasonable judgment. The provisions of this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is applicable under certain circumstances. The Company does not expect adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) – Restricted Cash,” an amendment to ASU 2016-15. This standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Early adoption is permitted. The provisions of this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years and should be applied at the time of adoption of ASU 2016-15. The Company does not expect adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740) – Intra-Entity Transfer of Assets Other Than Inventory.” This standard requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs as opposed to when the assets have been sold to an outside party. The provisions of this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years and early adoption is permitted. The Company does not expect adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments.” This standard addresses eight specific cash flow issues with the objective of addressing the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230. The provisions of this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This standard requires the recognition of lease assets and liabilities for all leases, with certain exceptions, on the balance sheet. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company has reviewed the requirements of this standard and have formulated a plan for implementation. The team has communicated its approach to the Audit Committee and will provide regular updates as appropriate. The Company is currently working at accumulating a complete population of leases from all of its locations. The Company has selected a software repository to track all of its lease agreements and to assist in the reporting and disclosure requirements required by the standard. The Company will continue to assess the effect that this ASU will have on its consolidated financial statements, disclosures and related controls, when known.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU provides for a single comprehensive model to use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in GAAP when it becomes effective. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company will use the modified retrospective method upon adoption in the first quarter of 2018.

The FASB issued additional updates to the new revenue standard in Topic 606 relating to reporting revenue on a gross versus net basis (Update 2016-08 in March 2016), identifying performance obligations and licensing arrangements (Update 2016-10 in April 2016), narrow-scope improvements and practical expedients (Update 2016-12 in May 2016), technical corrections and improvements (Update 2016-20 in December 2016), and SEC Updates (Update 2017-13 in September 2017 and Update 2017-14 in November 2017). The Company has identified the various revenue streams, including product revenues, service revenues, installation and training, which are impacted by Topic 606 and have reviewed individual customer contracts related to these revenue streams. The new revenue standard impacts the Company’s recording of repair revenue and customized products, which will be recognized over time under Topic 606 as opposed to a point in time under the current standard. The Company is in the process of finalizing the documentation of its assumptions used in quantifying the impact of adopting the new revenue standard, which can vary quarter to quarter. The Company is also finalizing the disclosures which will be included in its consolidated financial statements upon adoption of the new standard. The Company has concluded that the adoption of the new standard will not have a material impact on the timing or amount of revenue recognized. In addition, there were no major changes made to the Company’s existing accounting systems or internal controls as a result of the adoption of Topic 606.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

5)	Investments

Investments classified as short-term consist of the following:

	Years Ended December 31,
Available-for-sale investments:	2017	2016
Time deposits and certificates of deposit	$9,757	$23,818
Bankers’ acceptance drafts	5,330	1,439
Asset-backed securities	36,990	36,809
Commercial paper	13,750	24,381
Corporate obligations	77,821	46,707
Municipal bonds	1,970	591
Promissory note	—	675
U.S. treasury obligations	28,078	25,414
U.S. agency obligations	35,738	29,629

	$209,434	$189,463

Investments classified as long-term consist of the following:

	Years Ended December 31,
Available-for-sale investments:	2017	2016
Group insurance contracts	$6,255	$5,558
Cost method investments:
Minority interest in a private company(1)	4,400	4,300

	$10,655	$9,858

(1)

In April of 2016 the Company invested $9,300 for a minority interest in a private company. During 2016, the Company recognized $5,000 of impairment charges related to this cost method investment. In July 2017, the Company invested an additional $100 in this private company.

The following table shows the gross unrealized gains and (losses) aggregated by investment category for available-for-sale investments:

As of December 31, 2017:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Short-term investments:
Available-for-sale investments:
Time deposits and certificates of deposit	$9,756	$1	$—	$9,757
Bankers acceptance drafts	5,330	—	—	5,330
Asset-backed securities	37,017	15	(42)	36,990
Commercial paper	13,810	—	(60)	13,750
Corporate obligations	77,788	58	(25)	77,821
Municipal bonds	1,970	—	—	1,970
U.S. treasury obligations	28,054	24	—	28,078
U.S. agency obligations	35,728	10	—	35,738

	$209,453	$108	$(127)	$209,434

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

As of December 31, 2017:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Long-term investments:
Available-for-sale investments:
Group insurance contracts	$6,006	$249	$—	$6,255

As of December 31, 2016:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Short-term investments:
Available-for-sale investments:
Time deposits and certificates of deposit	$23,818	$—	$—	$23,818
Bankers acceptance drafts	1,439	—	—	1,439
Asset-backed securities	36,847	6	(44)	36,809
Commercial paper	24,423	—	(42)	24,381
Corporate obligations	46,700	21	(14)	46,707
Municipal bonds	591	—	—	591
Promissory note	675	—	—	675
U.S. treasury obligations	25,414	—	—	25,414
U.S. agency obligations	29,631	8	(10)	29,629

	$189,538	$35	$(110)	$189,463

As of December 31, 2016:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Long-term investments:
Available-for-sale investments:
Group insurance contracts	$5,432	$126	$—	$5,558

The tables above, which show the gross unrealized gains and (losses) aggregated by investment category for available-for-sale investments as of December 31, 2017 and 2016, reflect the inclusion within short-term investments of investments with contractual maturities greater than one year from the date of purchase. Management has the ability, if necessary, to liquidate any of its investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as short-term on the accompanying balance sheets.

Interest income is accrued as earned. Dividend income is recognized as income on the date the stock trades “ex-dividend.” The cost of marketable securities sold is determined by the specific identification method and realized gains or losses are reflected in income and were not material in 2017, 2016 and 2015.

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

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2017, are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$4,987	$4,987	$—	$—
Time deposits and certificates of deposit	2,100	—	2,100	—
Commercial paper	30,475	—	30,475	—
Restricted cash – money market funds	119	119	—	—
Available-for-sale securities:				—
Time deposits and certificates of deposit	9,757	—	9,757	—
Bankers acceptance drafts	5,330	—	5,330	—
Asset-backed securities	36,990	—	36,990	—
Commercial paper	13,750	—	13,750	—
Corporate obligations	77,821	—	77,821	—
Municipal bonds	1,970	—	1,970	—
U.S. treasury obligations	28,078	—	28,078	—
U.S. agency obligations	35,738	—	35,738	—
Group insurance contracts	6,255	—	6,255	—
Derivatives – currency forward contracts	168	—	168	—
Funds in investments and other assets:				—
Israeli pension assets	15,048	—	15,048	—
Derivatives - interest rate hedge - non-current	6,179	—	6,179	—
Restricted cash – non-current	1,010	1,010	—	—

Total assets	$275,775	$6,116	$269,659	$—

Liabilities:
Derivatives – currency forward contracts	$6,198	$—	$6,198	$—

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Reported as follows:
Assets:
Cash and cash equivalents(1)	$37,562	$4,987	$32,575	$—
Restricted cash	119	119	—	—
Short-term investments	209,434	—	209,434	—
Other current assets	168	—	168	—

Total current assets	$247,283	$5,106	$242,177	$—

Long-term investments(2)	$6,255	$—	$6,255	$—
Other assets	22,237	1,010	21,227	—

Total long-term assets	$28,492	$1,010	$27,482	$—

Liabilities:
Other current liabilities	$6,198	$—	$6,198	$—

(1)	The cash and cash equivalent amounts presented in the table above do not include cash of $292,808 and non-negotiable time deposits of $3,398 as of December 31, 2017.
(2)	The long-term investments presented in the table above do not include our minority interest investment in a private company, which is accounted for under the cost method.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2016, are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$10,155	$10,155	$—	$—
Time deposits and certificates of deposit	4,900	—	4,900	—
Bankers acceptance drafts	448	—	448	—
Commercial paper	11,828	—	11,828	—
Corporate obligations	2,025	—	2,025	—
U.S. agency obligations	3,899	—	3,899	—
Restricted cash – money market funds	5,287	5,287	—	—
Available-for-sale securities:
Time deposits and certificates of deposit	23,818	—	23,818	—
Bankers acceptance drafts	1,439	—	1,439	—
Asset-backed securities	36,809	—	36,809	—
Commercial paper	24,381	—	24,381	—
Corporate obligations	46,707	—	46,707	—
Municipal bonds	591	—	591	—
Promissory note	675	—	675	—
U.S. treasury obligations	25,414	—	25,414	—
U.S. agency obligations	29,629	—	29,629	—
Group insurance contracts	5,558	—	5,558	—
Derivatives – currency forward contracts	2,985	—	2,985	—
Derivatives – options contracts	4	—	4	—
Funds in investments and other assets:
Israeli pension assets	13,910	—	13,910	—
Derivatives - interest rate hedge - non-current	4,900	—	4,900	—
Restricted cash – non-current	573	573	—	—

Total assets	$255,935	$16,015	$239,920	$—

Liabilities:
Derivatives – currency forward contracts	543	—	543	—
Derivatives – options contracts	16	—	16	—

Total liabilities	$559	$—	$559	$—

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Reported as follows:
Assets:
Cash and cash equivalents(1)	$33,255	$10,155	$23,100	$—
Restricted cash	5,287	5,287	—	—
Short-term investments	189,463	—	189,463	—
Other current assets	2,989	—	2,989	—

Total current assets	$230,994	$15,442	$215,552	$—

Long-term investments(2)	$5,558	$—	$5,558	$—
Other assets	19,383	573	18,810	—

Total long-term assets	$24,941	$573	$24,368	$—

Liabilities:
Other current liabilities	$559	$—	$559	$—

(1)	The cash and cash equivalent amounts presented in the table above do not include cash of $192,432 and non-negotiable time deposits of $2,936 as of December 31, 2016.
(2)	The long-term investments presented in the table above do not include our minority interest investment in a private company, which is accounted for under the cost method.

Money Market Funds

Money market funds are cash and cash equivalents, and are classified within Level 1 of the fair value hierarchy.

Restricted Cash

The Company has letters of credit, which require it to maintain specified cash deposit balances, consisting mainly of money market funds, as collateral. Such amounts have been classified as restricted cash and are classified as Level 1.

Available-For-Sale Investments

As of December 31, 2017, available-for-sale investments consisted of time deposits and drafts denominated in the Euro currency, certificates of deposit, bankers acceptance drafts, asset-backed securities (which include auto loans, credit card receivables and equipment trust receivables), corporate obligations, municipal bonds and U.S. agency obligations.

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

Derivatives

As a result of the Company’s global operating activities, the Company is exposed to market risks from changes in foreign currency exchange rates and variable interest rates, which may adversely affect its operating results and financial position. When deemed appropriate, the Company minimizes its risks from foreign currency exchange rate and interest rate fluctuations through the use of derivative financial instruments. The principal market in which the Company executes its foreign currency contracts and interest rate swaps is the institutional market in an over-the-counter environment with a relatively high level of price transparency. The market participants usually are large commercial banks. The forward foreign currency exchange contracts and interest rate hedge are valued using broker quotations, or market transactions and are classified within Level 2 of the fair value hierarchy.

7)	Derivatives

The Company enters into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments and those utilized as economic hedges. The Company operates internationally and, in the normal course of business, is exposed to fluctuations in interest rates and foreign exchange rates. These fluctuations can increase the costs of financing, investing and operating the business. The Company has used derivative instruments, such as forward contracts, to manage certain foreign currency exposure, and interest rate swaps to manage interest rate exposure.

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

Interest Rate Swap Agreement

On September 30, 2016, the Company entered into an interest rate swap agreement to fix the rate on approximately 50% of its then outstanding term loan balance, as described further in Note 13. This hedge fixes the interest rate paid on the hedged debt at 1.198% per annum plus the credit spread, which was 2.00% as of December 31, 2017, through September 30, 2020. The interest rate swap will be recorded at fair value on the balance sheet and changes in the fair value will be recognized in OCI. To the extent that this arrangement is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period it occurs. The notional amount of this transaction was $305,000 and had a fair value of $6,179 at December 31, 2017. The notional amount of this transaction was $335,000 and had a fair value of $4,900 at December 31, 2016.

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

As of December 31, 2017 and 2016, the Company had outstanding forward foreign exchange contracts with gross notional values of $208,922 and $120,208, respectively. The following tables provide a summary of the primary net hedging positions and corresponding fair values held as of December 31, 2017 and 2016:

	December 31, 2017
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value(1)
U.S. Dollar/Japanese Yen	$70,175	$(233)
U.S. Dollar/South Korean Won	79,672	(3,799)
U.S. Dollar/Euro	26,140	(1,047)
U.S. Dollar/U.K. Pound Sterling	12,104	(337)
U.S. Dollar/Taiwan Dollar	20,831	(614)

Total	$208,922	$(6,030)

	December 31, 2016
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value(1)
U.S. Dollar/Japanese Yen	$30,522	$763
U.S. Dollar/South Korean Won	50,049	1,342
U.S. Dollar/Euro	18,040	156
U.S. Dollar/U.K. Pound Sterling	6,067	117
U.S. Dollar/Taiwan Dollar	15,530	64

Total	$120,208	$2,442

(1)	Represents the receivable (payable) amount included in the consolidated balance sheet.

The following table provides a summary of the fair value amounts of the Company’s derivative instruments:

	Years Ended December 31,
Derivatives Designated as Hedging Instruments	2017	2016
Derivative assets:
Forward exchange contracts(1)	$168	$2,985
Foreign currency interest rate hedge(2)	6,179	4,900
Derivative liabilities:
Forward exchange contracts(1)	(6,198)	(543)

Total net derivative asset designated as hedging instruments	$149	$7,342

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

(1)

The derivative asset of $168 and derivative liability of $(6,198) related to the forward foreign exchange contracts are classified in other current assets and other current liabilities in the consolidated balance sheet as of December 31, 2017. The derivative asset of $2,985 and derivative liability of $(543) are classified in other current assets and other current liabilities in the consolidated balance sheet as of December 31, 2016. These forward foreign exchange contracts are subject to a master netting agreement with one financial institution. However, the Company has elected to record these contracts on a gross basis in the balance sheet.

(2)	The foreign currency interest rate hedge asset of $6,179 and $4,900 is classified in other assets in the consolidated balance sheet as of December 31, 2017 and 2016, respectively.

The net amount of existing gains as of December 31, 2017 that is expected to be reclassified from OCI into earnings within the next 12 months is immaterial.

The following table provides a summary of the (losses) gains on derivatives designated as cash flow hedging instruments:

	Years Ended December 31,
Derivatives Designated as Cash Flow Hedging Instruments	2017	2016	2015
Forward exchange contracts:
Net (loss) gain recognized in OCI(1)	$(6,036)	$5,914	$(3,748)
Net (loss) gain reclassified from OCI into income(2)	$(2,685)	$(1,414)	$3,520

(1)	Net change in the fair value of the effective portion classified in OCI.
(2)	Effective portion classified as cost of products in 2017, 2016 and 2015.

The following table provides a summary of losses on derivatives not designated as cash flow hedging instruments:

	Years Ended December 31,
Derivatives Not Designated as Hedging Instruments	2017	2016	2015
Forward exchange contracts:
Net loss recognized in income(1)	$(3,416)	$(31)	$(40)

(1)

The Company enters into forward foreign exchange contracts to hedge against changes in the balance sheet for certain subsidiaries to mitigate the risk associated with certain foreign currency transactions in the ordinary course of business. These derivatives are not designated as cash flow hedging instruments and gains or losses from these derivatives are recorded immediately in other expense, net in 2017 and 2016 and in selling, general and administrative expenses in 2015.

8)	Inventories

Inventories consist of the following:

	Years Ended December 31,
	2017	2016
Raw material	$191,351	$150,150
Work-in-process	54,050	39,105
Finished goods	93,680	86,614

	$339,081	$275,869

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

Inventory-related excess and obsolete charges of $20,213, $16,039 and $13,602 were recorded in cost of products in the years ended December 31, 2017, 2016 and 2015, respectively.

9)	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	Years Ended December 31,
	2017	2016
Land	$11,650	$11,115
Buildings	103,563	100,169
Machinery and equipment	317,073	297,342
Furniture and fixtures, office equipment and software	145,945	139,392
Leasehold improvements	65,293	63,431
Construction in progress	13,619	6,592

	657,143	618,041
Less: accumulated depreciation	485,361	443,482

	$171,782	$174,559

Depreciation of property, plant and equipment totaled $36,813, $30,245 and $15,339 for the years ended 2017, 2016 and 2015, respectively.

10)	Acquisitions and Dispositions

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

The purchase price of Newport consisted of the following:

Cash paid for outstanding shares(1)	$905,254
Settlement of share-based compensation awards(2)	8,824
Cash paid for Newport debt(3)	93,200

Total purchase price	$1,007,278

Less: cash and cash equivalents acquired	(61,463)

Total purchase price, net of cash and cash equivalents acquired	$945,815

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

(1)	Represents cash paid of $23.00 per share for approximately 39,359,000 shares of Newport common stock, without interest and subject to a deduction for any required withholding tax.
(2)	Represents the vested but unissued portion of Newport share-based compensation awards as of the acquisition date of April 29, 2016.
(3)	Represents the cash paid for the outstanding balance of Newport’s senior secured revolving credit agreement.

The Company funded the payment of the aggregate consideration with a combination of the Company’s available cash on hand and the proceeds from the Company’s senior secured term loan facility, as described in Note 13.

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

The fair value write-up of acquired finished goods inventory was $15,090, the amount of which will be amortized over the expected period during which the acquired inventory is sold. Accordingly, the Company recorded $15,090 of incremental costs of sales charges associated with the fair value write-up of inventory acquired in the Newport Merger for the year ended December 31, 2016.

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

The results of this acquisition were included in the Company’s consolidated operations beginning on April 29, 2016. Newport constitutes the Company’s Light & Motion reportable segment (Note 19).

Certain executives from Newport had severance provisions in their respective Newport employment agreements. The agreements included terms that were accounted for as dual-trigger arrangements. Through the Company’s acquisition accounting, the expense relating to these benefits was recognized in the combined entity’s financial statements, however, the benefit itself will not be distributed until the final provision is met by each eligible executive. The Company recorded costs of $6,635 and $3,334 as compensation expense and stock-based compensation expense, respectively, during 2016 in connection with these severance provisions. The shares underlying the restricted stock units and stock appreciation rights that are eligible for accelerated vesting if the executive exercises his rights are not issued as of each reporting period-end and are excluded from the computation of basic earnings per share and included in the computation of diluted earnings per share for each reporting period.

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

The results of this acquisition were included in the Company’s consolidated operations beginning on March 17, 2015. Precisive is included in the Company’s Vacuum Solutions Products group within the Vacuum & Analysis segment.

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

The changes in the carrying amount of goodwill and accumulated impairment losses were as follows:

	2017			2016
	Gross Carrying Amount	Accumulated Impairment Loss	Net	Gross Carrying Amount	Accumulated Impairment Loss	Net
Beginning balance at January 1	$727,999	$(139,414)	$588,585	$339,117	$(139,414)	$199,703
Acquired goodwill(1)	—	—	—	396,027	—	396,027
Sale of business(2)	(3,115)	—	(3,115)	—	—	—
Impairment loss(3)	—	(4,862)	(4,862)	—	—	—
Foreign currency translation	10,439	—	10,439	(7,145)	—	(7,145)

Ending balance at December 31	$735,323	$(144,276)	$591,047	$727,999	$(139,414)	$588,585

(1)	During 2016, the Company recorded $396,027 of goodwill related to the Newport Merger.
(2)	In 2017, the Company sold its Data Analytics business and, as a result, charged the related goodwill of $3,115 to the gain on sale of business.
(3)	In 2017, the Company recorded an impairment loss of $4,862 related to the write-off of goodwill as a result of the discontinuation of a product line and consolidation of two manufacturing plants.

Intangible Assets

The Company is required to test certain long-lived assets when indicators of impairment are present. For the purposes of the impairment test, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. During 2017, the Company recorded impairment charges of $1,511 related to the write off of intangible assets as a result of the discontinuation of a product line and consolidation of two manufacturing plants. There were no intangible asset impairment charges in 2016 or 2015.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

Components of the Company’s acquired intangible assets are comprised of the following:

As of December 31, 2017	Gross	Impairment Charges	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology(1)	$172,431	$(105)	$(115,371)	$333	$57,288
Customer relationships(1)	282,744	(1,406)	(45,518)	1,571	237,391
Patents, trademarks, trade names and other(1)	110,523	—	(38,730)	(74)	71,719

	$565,698	$(1,511)	$(199,619)	$1,830	$366,398

As of December 31, 2016	Gross	Impairment Charges	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology(2)	$176,586	$—	$(97,707)	$(1,068)	$77,811
Customer relationships(2)	285,044	—	(29,709)	(3,404)	251,931
Patents, trademarks, trade names and other(2)	111,723	—	(33,397)	(64)	78,262

	$573,353	$—	$(160,813)	$(4,536)	$408,004

(1)

In 2017, the Company sold its Data Analytics business and, as a result, wrote off the related intangibles of $4,155 of completed technology, $2,300 of customer relationships and $1,200 of patents, trademarks, trade names and other, which were fully amortized at the time of sale.

(2)

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

Aggregate amortization expense related to acquired intangible assets for the years 2017, 2016 and 2015 was $45,743, $35,681 and $6,764, respectively. The amortization expense in 2017 and 2016 is net of $811 and $569, respectively, of amortization income from unfavorable lease commitments. Aggregate net amortization expense related to acquired intangible assets and unfavorable lease commitments for future years is:

Year	Amount
2018	$43,404
2019	40,333
2020	28,262
2021	20,464
2022	17,703
Thereafter	157,360

12)	Product Warranties

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

Product warranty activities were as follows:

	Years Ended December 31,
	2017	2016
Beginning balance	$8,261	$5,205
Product warranty liability from Newport Merger	—	3,040
Provisions for product warranties	15,884	8,858
Direct and other charges to warranty liability	(14,041)	(8,842)

Ending balance(1)	$10,104	$8,261

(1)

Short-term product warranty of $9,719 and long-term product warranty of $385, each as of December 31, 2017, are included within other current liabilities and other liabilities, respectively, within the accompanying consolidated balance sheet. Short-term product warranty of $8,200 and long-term product warranty of $61 as of December 31, 2016, are included within other current liabilities and other liabilities, respectively, within the accompanying consolidated balance sheet.

13)	Debt

Term Loan Credit Agreement

In connection with the completion of the Newport Merger, the Company entered into a term loan credit agreement (the “Credit Agreement”) with Barclays Bank PLC, as administrative agent and collateral agent, and the lenders from time to time party thereto (the “Lenders”), that provided senior secured financing of $780,000, subject to increase at the Company’s option in accordance with the Credit Agreement (the “Term Loan Facility”). Borrowings under the Term Loan Facility bear interest per annum at one of the following rates selected by the Company: (a) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the “prime rate” quoted in The Wall Street Journal, (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%, and (4) a floor of 1.75%, plus, in each case, an applicable margin based on the Company’s leverage ratio (1.25% as of December 31, 2017); or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, subject to a LIBOR rate floor of 0.75%, plus an applicable margin based on our leverage ratio (2.00% as of December 31, 2017). The Company has elected the interest rate as described in clause (b). The Credit Agreement provides that all loans will be determined by reference to the Base Rate if the LIBOR rate cannot be ascertained, if regulators impose material restrictions on the authority of a lender to make LIBOR rate loans, and for other reasons. The Term Loan Facility was issued with original issue discount of 1.00% of the principal amount thereof.

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

On September 30, 2016, the Company entered into an interest rate swap agreement, which has a maturity date of September 30, 2020, to fix the rate on $335,000 of the then-outstanding balance of the Credit Agreement. The rate is fixed at 1.198% per annum plus the applicable credit spread, which was 2.00% at December 31, 2017. At December 31, 2017, the notional amount of the interest rate swap agreement was $305,000.

On December 14, 2016, the Company entered into Amendment No. 2 (the “Re-pricing Amendment 2”) to the Credit Agreement by and among the Company, the Lenders and Barclays Bank PLC, as administrative agent and collateral agent for the Lenders. The Re-pricing Amendment 2 decreased the applicable margin for the Company’s term loan under the Credit Agreement to 2.75% for LIBOR borrowings and 1.75% for base rate borrowings and reset the period during which a pre-payment premium may be required for a Re-pricing Transaction until six months after the effective date of the Re-pricing Amendment 2. In November 2016, prior to the effectiveness of the Re-pricing Amendment 2, the Company prepaid an additional $40,000 of principal under the Credit Agreement. In March 2017, the Company prepaid an additional $50,000 of principal under the Credit Agreement.

On July 6, 2017, the Company entered into Amendment No. 3 (the “Re-pricing Amendment 3”) to the Credit Agreement by and among the Company, the Lenders and Barclays Bank PLC, as administrative agent and collateral agent for the Lenders. The Re-pricing Amendment 3 decreased the applicable margin for the Company’s term loan under the Credit Agreement to 2.25% for LIBOR rate loans when the Total Leverage Ratio (as defined in the Credit Agreement) was at or above 1.25:1 and decreased to 2.00% when the Total Leverage Ratio was below 1.25:1, both with a LIBOR floor of 0.75%. The margin for base rate borrowings decreased to 1.25% when the Total Leverage Ratio is at or above 1.25:1 and to 1.00% when the Total Leverage Ratio is below 1.25:1. The period during which a prepayment premium may be required for a Re-pricing Transaction was reset to six months after the effective date of the Re-pricing Amendment 3.

In July 2017, August 2017 and November 2017, the Company voluntarily prepaid $50,000, $75,000, and $50,000, respectively, of principal under the Credit Agreement. As of December 31, 2017, after total principal pre-payments of $375,000 and regularly scheduled principal payments of $6,536, the total outstanding principal balance was $398,464. As of December 31, 2017, the Total Leverage Ratio was below 1.25:1 and therefore the applicable margin rate for LIBOR borrowings is 2.00%.

The Company incurred $28,747 of deferred finance fees, original issue discount and re-pricing fees related to the term loans under the Term Loan Facility, which is included in long-term debt in the accompanying consolidated balance sheets and are being amortized to interest expense over the estimated life of the term loans using the effective interest method. A portion of these fees have been accelerated in connection with the various debt pre-payments during 2016 and 2017. As of December 31, 2017, the remaining balance of the deferred finance fees, original issue discount and re-pricing fees related to the Term Loan Facility was $9,185.

Under the Credit Agreement, the Company is required to prepay outstanding term loans, subject to certain exceptions, with portions of its annual excess cash flow as well as with the net cash proceeds of certain asset

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

sales, certain casualty and condemnation events and the incurrence or issuance of certain debt. The Company is also required to make scheduled quarterly payments each equal to 0.25% of the principal amount of the term loans outstanding, less the amount of certain voluntary and mandatory repayments after such date, with the balance due on the seventh anniversary of the closing date. As a result of making total pre-payments of $375,000, as of December 31, 2017 the Company is no longer required to make any scheduled quarterly principal payments until maturity date of the loan.

All obligations under the Term Loan Facility are guaranteed by certain of the Company’s domestic subsidiaries, and are collateralized by substantially all of the Company’s assets and the assets of such subsidiaries, subject to certain exceptions and exclusions.

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. If an event of default occurs, the Lenders under the Term Loan Facility will be entitled to take various actions, including the acceleration of amounts due under the Term Loan Facility and all actions generally permitted to be taken by a secured creditor. At December 31, 2017, the Company was in compliance with all covenants under the Credit Agreement.

Senior Secured Asset-Based Revolving Credit Facility

In connection with the completion of the Newport Merger, the Company also entered into an asset-based credit agreement with Deutsche Bank AG New York Branch, as administrative agent and collateral agent, the other borrowers from time to time party thereto, and the lenders and letters of credit issuers from time to time party thereto (the “ABL Facility”), that provides senior secured financing of up to $50,000, subject to a borrowing base limitation. The borrowing base for the ABL Facility at any time equals the sum of: (a) 85% of certain eligible accounts; plus (b) subject to certain notice and field examination and appraisal requirements, the lesser of (i) the lesser of (A) 65% of the lower of cost or market value of certain eligible inventory and (B) 85% of the net orderly liquidation value of certain eligible inventory and (ii) 30% of the borrowing base; minus (c) reserves established by the administrative agent; provided that until the administrative agent’s receipt of a field examination of accounts receivable the borrowing base shall be equal to 70% of the book value of certain eligible accounts. The ABL Facility includes borrowing capacity in the form of letters of credit up to $15,000. The Company has not drawn against the ABL Facility as of December 31, 2017.

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

The Company incurred $1,201 of costs in connection with the ABL Facility, which were capitalized and included in other assets in the accompanying consolidated balance sheets and are being amortized to interest expense using the straight-line method over the contractual term of five years of the ABL Facility.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

In addition to paying interest on outstanding principal under the ABL Facility, the Company is required to pay a commitment fee in respect of the unutilized commitments thereunder. The initial commitment fee is 0.375% per annum. The total commitment fee recognized in interest expense for the twelve months ended December 31, 2017 was $242. Commencing with the completion of the first fiscal quarter ending after the closing of the ABL Facility, the commitment fee is subject to downward adjustment based on the amount of average unutilized commitments for the three month period immediately preceding such adjustment date. The Company must also pay customary letter of credit fees and agency fees.

Lines of Credit and Short-Term Borrowing Arrangements

One of the Company’s Japanese subsidiaries has lines of credit and short-term borrowing arrangements with two financial institutions, which arrangements generally expire and are renewed at three month intervals. The lines of credit provided for aggregate borrowings as of December 31, 2017 of up to an equivalent of $20,410 U.S. dollars. One of the borrowing arrangements has an interest rate based on the Tokyo Interbank Offer Rate at the time of borrowing and the other has an interest rate based on the Japanese Short-Term Prime Lending Rate. There were no borrowings outstanding under these arrangements at December 31, 2017 and December 31, 2016.

The Company assumed various revolving lines of credit and a financing facility with the completion of the Newport Merger. These revolving lines of credit and financing facility have no expiration date and provided for aggregate borrowings as of December 31, 2017 of up to an equivalent of $11,092 U.S. dollars. These lines of credit have a base interest rate of 1.25% plus a Japanese Yen overnight LIBOR rate. Total borrowings outstanding under these arrangements were $2,965 and $4,703 at December 31, 2017 and 2016.

One of the Company’s Austrian subsidiaries has various outstanding loans from the Austrian government to fund research and development. These loans are unsecured and do not require principal repayment as long as certain conditions are met. Interest on these loans is payable semi-annually. The interest rates associated with these loans range from 0.75%—2.00%.

Short-term debt:	December 31, 2017	December 31, 2016
Japanese lines of credit	$2,750	$4,245
Japanese receivables financing facility	215	458
Other debt	7	8
Current portion of Term Loan Facility	—	6,282

	$2,972	$10,993

Long-term debt:	December 31, 2017	December 31, 2016
Austrian loans due through March 2020	$714	$548
Term Loan Facility, net(1)	389,279	600,681

	$389,993	$601,229

(1)	Net of deferred financing fees, original issuance discount and re-pricing fee in the aggregate of $9,185 and $19,642 as of December 31, 2017 and 2016, respectively.

The Company recognized interest expense of $30,990 and $30,611 for the twelve months ended December 31, 2017 and 2016, respectively.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

Contractual maturities of the Company’s debt obligations as of December 31, 2017 are as follows:

Year	Amount
2018	$2,972
2019	639
2020	75
2021	—
2022	—
Thereafter	398,464

14)	Income Taxes

As of December 31, 2017, the Company had not fully completed its accounting for the tax effects of the enactment of the Act. The Company has recognized the provisional tax impacts related to the transition tax and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017 in accordance with the guidance provided in SAB 118. The Company has not yet completed sufficiently detailed calculations of the post-1986 foreign earnings and profits and the income tax pools for all foreign subsidiaries. In addition, the Company has identified items that require additional guidance from the Internal Revenue Service regarding certain aspects of tax computations required by the Act. The estimates of the impacts of the Act on the Company are based on the Company’s current assumptions and understanding of the provisions of the Act. The ultimate impacts of the Act on the Company may differ from these provisional amounts due to additional analysis, changes in interpretations and assumptions the Company has made and additional regulatory guidance that may be issued.

SAB 118 also requires certain specific additional disclosures as follows:

•	Provisional amounts were reported for the transition tax and the revaluation of deferred taxes as a result of the statutory rate change and other factors.

•

The provisional amount recorded for the transition tax impacts current and long-term income taxes payable. The provisional amount recorded to revalue deferred taxes impacts long-term deferred tax assets and liabilities.

•

The Company needs to complete a detailed analysis of undistributed cumulative earnings and profits and foreign tax pools of its foreign subsidiaries and receive additional guidance from the Internal Revenue Service in order to complete the accounting requirements under ASC topic 740 for the provisional amounts.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

A reconciliation of the Company’s effective tax rate to the U.S. federal statutory rate is as follows:

	Years Ended December 31,
	2017	2016	2015
U.S. Federal income tax statutory rate	35.0%	35.0%	35.0%
Federal tax credits	(0.7)	(1.8)	(1.2)
State income taxes, net of federal benefit	1.0	0.8	1.3
Effect of foreign operations taxed at various rates	(12.1)	(12.7)	(6.4)
Qualified production activity tax benefit	(1.4)	(2.9)	(1.6)
Transition tax, net of foreign tax credits	6.4	—	—
Revaluation of US deferred income taxes	(5.0)	—	—
Stock based compensation	(2.5)	—	—
Deferred tax asset valuation allowance	(0.1)	2.1	—
Release of income tax reserves (including interest)	(0.4)	(2.4)	(4.8)
Foreign dividends, net of foreign tax credits	3.3	(2.2)	0.7
Acquisition and integration related costs	—	1.5	—
Other	0.7	0.7	0.3

	24.2%	18.1%	23.3%

The components of income from operations before income taxes and the related provision for income taxes consist of the following:

	Years Ended December 31,
	2017	2016	2015
Income from operations before income taxes:
United States	$224,979	$42,491	$90,401
Foreign	222,646	85,486	69,067

	$447,625	$127,977	$159,468

Current taxes:
United States	$77,023	$17,693	$15,813
State	6,149	2,359	2,927
Foreign	30,152	41,938	18,021

	113,324	61,990	36,761
Deferred taxes:
United States	(16,250)	(23,604)	(862)
State and Foreign	11,419	(15,218)	1,272

	(4,831)	(38,822)	410

Provision for income taxes	$108,493	$23,168	$37,171

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

The significant components of the deferred tax assets and deferred tax liabilities are as follows:

	Years Ended December 31,
	2017	2016
Deferred tax assets:
Carry-forward losses and credits	$25,834	$50,673
Inventory and warranty reserves	17,734	24,253
Accrued expenses and other reserves	15,393	16,176
Stock-based compensation	5,092	8,995
Executive supplemental retirement benefits	4,984	6,888
Other	597	—

Total deferred tax assets	$69,634	$106,985

Deferred tax liabilities:
Acquired intangible assets	(83,092)	(127,571)
Depreciation and amortization	(10,150)	(16,428)
Loan costs	(2,157)	(7,282)
Foreign withholding taxes	(16,206)	—
Unrealized gain	(469)	(3,195)
Other	—	(1,336)

Total deferred tax liabilities	(112,074)	(155,812)

Valuation allowance	(13,629)	(12,527)

Net deferred tax (liabilities) assets	$(56,069)	$(61,354)

As of December 31, 2017, a provisional adjustment reducing the net deferred tax liabilities of the Company was made in the amount of $22,345 due to the U.S. tax rate reduction as a result of the enactment of the Act and other related factors. As of December 31, 2017, the Company had federal, state and foreign gross research and other tax credit carry-forwards of $36,496. Included in the total carry-forward are $12,559 of credits that can be carried forward indefinitely and the remaining credits expire at various dates through 2035. The Company also had, state and foreign gross net operating loss carry-forwards of $43,431. Included in the total carry-forward are $37,098 of losses that can be carried forward indefinitely while the remaining losses expire at various dates through 2035.

Although the Company believes that its tax positions are consistent with applicable U.S. federal, state and international laws, it maintains certain tax reserves as of December 31, 2017 in the event its tax positions were to be challenged by the applicable tax authority and additional tax assessed on audit.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Years Ended December 31,
	2017	2016	2015
Balance at beginning of year	$25,465	$4,332	$19,610
Increases/(decreases) for prior years	640	(195)	(26)
Increases for the current year	4,340	23,940	322
Reductions related to settlements with taxing authorities	—	—	(15,370)
Reductions related to expiration of statute of limitations	(3,100)	(2,612)	(204)

Balance at end of year	$27,345	$25,465	$4,332

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

As of December 31, 2017, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was $27,345. As of December 31, 2016, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was $25,465. The net increase from December 31, 2016 was primarily attributable to the addition of reserves related to foreign withholding tax and certain state tax credits. As of December 31, 2017, excluding interest and penalties, there are $18,276 of net unrecognized tax benefits that, if recognized, would impact the Company’s annual effective tax rate. In 2017, the Company recorded a net benefit to income tax expense of $3,100, excluding interest and penalties, due to the release of income tax reserves related to the expiration of certain statutes of limitation.

The Company accrues interest and, if applicable, penalties for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. As of December 31, 2017, 2016 and 2015, the Company had accrued interest on unrecognized tax benefits of approximately $327, $491 and $157, respectively.

Over the next 12 months it is reasonably possible that the Company may recognize approximately $1,025 of previously net unrecognized tax benefits, excluding interest and penalties, related to federal, state and foreign tax positions as a result of the expiration of statutes of limitation. The U.S. statute of limitations remains open for tax years 2014 through present. The statute of limitations for the Company’s tax filings in other jurisdictions varies between fiscal years 2012 through the present. The Company also has certain federal credit carry-forwards and state tax loss and credit carry-forwards that are open to examination for tax years 2000 through the present.

The Company is subject to examination by U.S. federal, state and foreign tax authorities. The U.S. Internal Revenue Service commenced an examination of the Company’s U.S. federal income tax filings for tax years 2015 and 2016 during the quarter ended September 30, 2017. A previous audit by the U.S. Internal Revenue Service was effectively settled during the quarter ended December 31, 2015 upon the Company’s acceptance of the income tax examination changes.

On a quarterly basis, the Company evaluates both positive and negative evidence that affects the realizability of net deferred tax assets and assesses the need for a valuation allowance. The future benefit to be derived from its deferred tax assets is dependent upon its ability to generate sufficient future taxable income to realize the assets.

During 2017, the Company increased its valuation allowance by $1,102, primarily related to certain state tax credits. During 2016, the Company increased its valuation allowance by $6,400 primarily related to the addition of historical valuation allowances for Newport and its subsidiaries which were included as a result of the acquisition in April 2016. During 2015, the Company decreased its valuation allowance by $20,636, primarily related to the expiration of U.S. capital loss carry-forwards.

The Act, provided for a one-time transition tax on deemed mandatory repatriation of the post-1986 undistributed cumulative earnings and profits of our foreign subsidiaries (“transition tax”). The Company had approximately $560,000 of undistributed foreign earnings subject to the transition tax and recognized a provisional $27,610 of income tax expense, net of foreign tax credits in its consolidated statement of operations for the year ended December 31, 2017. The Company expects to pay the net additional taxes associated with the transition tax over an eight year period as permitted by the Act.

No provision has been made for the deferred taxes related to certain remaining historical outside basis differences in the Company’s non-U.S. subsidiaries. The Company continues to assert indefinite reinvestment in these outside basis differences generated on or before December 31, 2017. Determination of the amount of

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

unrecognized deferred tax liability on outside basis differences is not practicable because the amount of such liability, if any, is dependent upon circumstances existing and tax planning choices available when a transaction using outside basis occurs.

The Company’s Israeli subsidiaries have elected to be treated under a preferential Israeli tax regime under which their taxable income is taxed at reduced tax rates. These reduced rates range anywhere between 7.5% and 16%. One of the Company’s Israeli subsidiaries effectively settled an examination for tax years 2012 and 2013 during the quarter ended June 30, 2017.

15)	Stockholders’ Equity

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

During 2017, there were no repurchases of common stock. During 2016, the Company repurchased 44,798 shares of its common stock for $1,545 at an average price of $34.50 per share.

Cash Dividends

Holders of the Company’s common stock are entitled to receive dividends when and if they are declared by the Company’s board of directors. The Company’s board of directors declared a cash dividend of $0.175 per share during the first, second and third quarters of 2017, and $0.18 per share during the fourth quarter of 2017, which totaled $38,178. During 2016, the Company’s board of directors declared a cash dividend of $0.17 per share during the first, second, third and fourth quarters, which totaled $36,361.

Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of the Company’s board of directors.

On February 12, 2018, the Company’s board of directors declared a quarterly cash dividend of $0.18 per share to be paid on March 9, 2018 to shareholders of record as of February 26, 2018.

16)	Stock-Based Compensation

Employee Stock Purchase Plans

The 2014 ESPP Plan was adopted by the Board of Directors on February 10, 2014 and approved by the Company’s stockholders on May 5, 2014. The 2014 ESPP Plan authorizes the issuance of up to an aggregate of 2,500,000 shares of common stock to participating employees. Offerings under the 2014 ESPP Plan commence on June 1 and December 1 and terminate, respectively, on November 30 and May 31. Historically, under the 2014 ESPP Plan, eligible employees could purchase shares of common stock through payroll deductions of up to

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

10% of their compensation or up to an annual maximum amount of $21,250. The price at which an employee’s purchase option was exercised for each offering period was the lower of (1) 85% of the closing price of the common stock on the NASDAQ Global Select Market on the day that each offering commences, or (2) 85% of the closing price on the day that the offering terminated. On January 31, 2017, the Compensation Committee of the Board of Directors approved an increase in the exercise price to the lower of (1) 90% of the closing price of the common stock on the NASDAQ Global Select Market on the day that each offering commences, or (2) 90% of the closing price on the day that each offering terminates. The increase in the exercise price became effective for the Offering commencing on June 1, 2017. As a result of this change, the annual maximum payroll deduction was increased from $21,250 to $22,500. During 2017, 2016, and 2015, the Company issued 105,506, 139,079, and 140,531 shares, respectively, of common stock to employees who participated in the 2014 ESPP Plan at exercise prices of $46.37 and $74.12 per share in 2017, $31.40 and $35.16 per share in 2016, and $30.74 and $31.34 per share in 2015. As of December 31, 2017, there were 2,032,403 shares reserved for future issuance under the 2014 ESPP Plan.

Equity Incentive Plans

The Company has granted RSUs to employees and directors under the 2014 Stock Incentive Plan (the “2014 Plan”). The 2014 Plan is administered by the Compensation Committee of the Company’s Board of Directors. The 2014 Plan is intended to attract and retain employees and directors, and to provide an incentive for these individuals to assist the Company to achieve long-range performance goals and to enable these individuals to participate in the long-term growth of the Company.

The 2014 Plan was adopted by the Board of Directors on February 10, 2014 and was approved by the Company’s stockholders on May 5, 2014. Up to 18,000,000 shares of common stock (subject to adjustment in the event of stock splits and other similar events) may be issued pursuant to awards granted under the 2014 Plan. The Company may grant options, RSUs, restricted stock, stock appreciation rights (“SARs”) and other stock-based awards to employees, officers, directors, consultants and advisors under the 2014 Plan. Any full-value awards granted under the 2014 Plan will be counted against the shares reserved for issuance under the 2014 Plan as 2.4 shares for each share of common stock subject to such award and any award granted under the 2014 Plan that is not a full-value award (including, without limitation, any option or SAR) will be counted against the shares reserved for issuance under the plan as one share for each one share of common stock subject to such award. “Full-value award” means any RSU, or other stock-based award with a per share price or per unit purchase price lower than 100% of fair market value on the date of grant. To the extent a share that was subject to an award that counted as one share is returned to the 2014 Plan, each applicable share reserve will be credited with one share. To the extent that a share that was subject to an award that counts as 2.4 shares is returned to the 2014 Plan, each applicable share reserve will be credited with 2.4 shares. As of December 31, 2017, there were 14,548,013 shares reserved for future issuance under the 2014 Plan.

The Company’s 2004 Stock Incentive Plan (the “2004 Plan”) expired in March 2014 and no further awards may be granted under the 2004 Plan, although there are still outstanding RSUs which may vest under the 2004 Plan. The Company’s Second Restated 1995 Stock Incentive Plan (the “1995 Plan”) expired in November 2005 and no further awards may be granted under the 1995 Plan. The Company’s 1997 Director Stock Plan expired in February 2007 and no further awards may be granted under the 1997 Director Stock Plan. The 2004 Plan, the 1995 Plan, the 1997 Director Stock Plan and the 2014 Plan are referred to herein as the “Plans.”

Stock options were granted at an exercise price equal to 100% of the fair value of the Company’s common stock on the date of grant. Generally, stock options granted to employees under the 1995 Plan and the 2004 Plan

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

from 2001 to 2006, vested 25% after one year and 6.25% per quarter thereafter, and expired 10 years after the grant date. Options granted to directors generally vested at the earliest of (1) one day prior to the next annual meeting, (2) 13 months from the date of grant, or (3) the effective date of an acquisition. There were no remaining outstanding stock options as of December 31, 2017 and 2016, respectively under any of the Plans. RSUs granted to employees in 2017, 2016 and 2015 generally vest 33% per year on the anniversary of the date of grant. RSUs granted to certain employees who are at least 60 years old and have a minimum of 10 Years of Service (as defined in the applicable RSU agreement) are expensed immediately. RSUs granted to directors generally vest at the earliest of (1) one day prior to the next annual meeting, (2) 13 months from date of grant, or (3) the effective date of a change in control of the Company. Certain RSUs are subject to performance conditions (“performance shares”) under the Company’s 2004 Plan and 2014 Plan. Such performance shares are available, subject to time-based vesting conditions, if, and to the extent that, financial or operational performance criteria for the applicable period are achieved. Accordingly, the number of performance shares earned will vary based on the level of achievement of financial or operational performance objectives for the applicable period.

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

As of the effective time of the Newport Merger, based on a formula provided in the Merger Agreement, (a) the Newport RSUs were converted automatically into RSUs with respect to 360,674 shares of the Company’s common stock (the “Assumed RSUs”), and (b) the Newport stock appreciation rights were converted automatically into SARs with respect to 899,851 shares of the Company’s common stock (the “Assumed SARs”).

Included in the total number of Assumed RSUs were 36,599 RSUs for outside directors that were part of the Newport Deferred Compensation Plan (the “DC Plan”), from which 19,137 underlying shares were released in May 2016, and 5,515 shares were released in May 2017. As of December 31, 2017, 12,134 Company RSUs remained outstanding under the DC Plan, and an additional 122 shares of the Company’s common stock were added to the DC Plan due to reinvested dividends. As of December 31, 2016, 17,462 Company RSUs remained outstanding under the DC Plan, and an additional 187 shares of the Company’s common stock were added to the DC Plan due to reinvested dividends. These Assumed RSUs will not become issued shares until their respective release dates.

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

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

The following table presents the activity for RSUs under the Plans:

	Year Ended December 31,
	2017
	Non-vested RSUs	Weighted Average Grant Date Fair Value
Non-vested RSUs — beginning of period	1,325,516	$34.38
Accrued dividend shares Granted	122 389,610	78.34 67.69
Vested	(684,967)	34.58
Forfeited or expired	(86,902)	38.97

Non-vested RSUs — end of period	943,379	$47.57

The following table presents the activity for SARs under the Plans:

	Year Ended December 31,
	2017
	Non-vested SARs	Weighted Average Base Value
SARs — beginning of period	599,334	$28.10
Exercised	(289,822)	27.60
Forfeited or expired	(26,605)	28.07

SARs Outstanding — end of period	282,907	$28.62

At December 31, 2017, the Company’s outstanding and exercisable SARs, the weighted-average base value, the weighted average remaining contractual life and the aggregate intrinsic value thereof, were as follows:

	Number of Shares	Weighted Average Base Value	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
SARs outstanding	282,907	$28.62	3.3	$18,639
SARs exercisable	221,375	$27.92	3.0	$14,740

The total cash received from employees as a result of employee stock option exercises during 2015 was approximately $592. In connection with these exercises, the tax benefit realized by the Company in 2015 was approximately $21. There were no options outstanding or exercisable under the Plans at December 31, 2017 and 2016, respectively.

The Company settles employee stock option exercises, RSU vesting and SARs exercises with newly issued shares of the Company’s common stock.

Stock-Based Compensation Expense

The Company recognized the full impact of its share-based payment plans in the consolidated statements of operations and comprehensive income for the years 2017, 2016 and 2015. As of December 31, 2017 and 2016,

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

the Company capitalized $471 of such cost on its consolidated balance sheet. The following table reflects the effect of recording stock-based compensation for the years 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
Stock-based compensation expense by type of award:
RSUs	$22,428	$23,302	$11,885
SARs	529	700	—
Employee stock purchase plan	1,421	1,226	1,128

Total stock-based compensation	24,378	25,228	13,013
Windfall tax effect on stock-based compensation	(11,071)	—	—

Net effect on net income	$13,307	$25,228	$13,013

Effect on net earnings per share:
Basic	$0.25	$0.47	$0.24

Diluted	$0.24	$0.47	$0.24

The pre-tax effect within the consolidated statements of operations and comprehensive income of recording stock-based compensation for the years 2017, 2016 and 2015 was as follows:

	Years Ended December 31,
	2017	2016	2015
Cost of revenues	$3,894	$2,997	$1,814
Research and development expense	2,816	2,529	1,590
Selling, general and administrative expense	17,668	19,702	9,609

Total pre-tax stock-based compensation expense	$24,378	$25,228	$13,013

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

The Company did not grant options during 2017, 2016 and 2015. There were no options outstanding in 2017 and 2016. The total intrinsic value of options exercised during 2015 was approximately $494.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

The weighted average fair value per share of employee stock purchase plan rights granted in 2017, 2016 and 2015 was $13.14, $8.52 and $8.16, respectively. The fair value of the employees’ purchase plan rights was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2017	2016	2015
Employee stock purchase plan rights:
Expected life (years)	0.5	0.5	0.5
Risk-free interest rate	0.8%	0.5%	0.1%
Expected volatility	26.5%	25.4%	26.4%
Expected annual dividends per share	$0.69	$0.68	$0.675

Expected volatilities for 2017, 2016 and 2015 are based on a combination of implied and historical volatilities of the Company’s common stock; the expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The total intrinsic value of options exercised, SARs exercised and the total fair value of RSUs vested during 2017, 2016 and 2015 was approximately $60,302, $18,844 and $12,868, respectively. As of December 31, 2017, the unrecognized compensation cost related to RSUs and SARs was approximately $20,314 and will be recognized over an estimated weighted average amortization period of 0.93 years.

17)	Employee Benefit Plans

The Company has a 401(k) profit-sharing plan for U.S. employees meeting certain requirements in which eligible employees may contribute between 1% and 50% of their annual compensation to this plan, and, with respect to employees who are age 50 and older, certain specified additional amounts, limited by an annual maximum amount determined by the Internal Revenue Service. The Company, at its discretion, makes certain matching contributions to these plans based on participating employees’ contributions to the plans and their total compensation. The Company’s contributions were $5,651, $6,524 and $2,667 for 2017, 2016 and 2015, respectively.

The Company maintains a bonus plan which provides cash awards to key employees, at the discretion of the compensation committee of the board of directors, based upon operating results and employee performance. In addition, the Company’s foreign locations also have various bonus plans based upon local operating results and employee performance. The total bonus expense was $46,783, $28,097 and $14,599 for 2017, 2016 and 2015, respectively.

The Company provides supplemental retirement benefits for one of its current executive officers and a number of former retired executives. The total cost of these benefits was $3,478, $1,805 and $1,704 for 2017, 2016 and 2015, respectively. The accumulated benefit obligation was $15,929 and $12,450 at December 31, 2017 and 2016, respectively, which was included in other long-term liabilities.

The Company also has a deferred compensation plan for certain Light & Motion segment executives.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

Defined Benefit Pension Plans

As a result of the Newport Merger, the Company assumed all assets and liabilities of Newport’s defined benefit pension plans, which cover substantially all of its full-time employees in France, Germany, Israel and Japan. In addition, there are certain pension assets and liabilities relating to former employees in the United Kingdom. The German plan is unfunded, as permitted under the plan and applicable laws.

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

The net periodic benefit costs for the plans included the following components:

	Year Ended December 31,
	2017	2016
Service cost	$708	$479
Interest cost on projected benefit obligations	458	377
Expected return on plan assets	(116)	(84)
Amortization of actuarial net loss	400	406

	$1,450	$1,178

The changes in projected benefit obligations and plan assets, as well as the ending balance sheet amounts for the Company’s defined benefit plans, were as follows:

	Year Ended December 31,
	2017	2016
Change in projected benefit obligations:
Projected benefit obligations, beginning of year(1)	$23,450	$2,134
Liabilities assumed through acquisition	—	22,437
Service cost	708	479
Interest cost	458	377
Actuarial (gain) loss	(312)	1,085
Benefits paid	(1,271)	(897)
Currency translation adjustments	2,703	(2,165)

Projected benefit obligations, end of year	$25,736	$23,450

Change in plan assets:
Fair value of plan assets, beginning of year(1)	$7,672	$301
Assets acquired through acquisition	—	7,896
Company contributions	324	741
Gain on plan assets	177	66
Benefits paid	(722)	(437)
Currency translation adjustments	701	(895)

Fair value of plan assets, end of year	8,152	7,672

Net underfunded status	$(17,584)	$(15,778)

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

(1)

The beginning of the year balances for the year ended December 31, 2016, relate to plans held in Taiwan and Germany in the Vacuum & Analysis segment. These were not disclosed in prior years as the net liability was not material.

Changes in plan assets and benefit obligations recognized in other comprehensive income (loss) included the following components:

	Year Ended December 31,
	2017	2016
Amounts recognized in accumulated comprehensive income:
Accumulated net actuarial (gain) loss	$(235)	$465
Income tax benefit	(88)	(199)

Accumulated other comprehensive (benefit) loss	$(323)	$266

The Company’s Israeli plans account for the deferred vested benefits using the shut-down method of accounting, which resulted in assets of $15,048 and vested benefit obligations of $17,932, as of December 31, 2017 and assets of $13,910 and vested benefit obligations of $16,224, as of December 31, 2016. Under the shut-down method, the liability is calculated as if it were payable as of the balance sheet date, on an undiscounted basis.

As of December 31, 2017, the estimated benefit payments for the next 10 years were as follows:

Estimated benefit payments
2018	$2,283
2019	2,786
2020	2,900
2021	2,997
2022	2,858
2023-2027	13,027

$26,851

The Company expects to contribute $1,974 to the plans during 2018.

The weighted-average rates used to determine the net periodic benefit costs were as follows:

December 31, 2017
Discount rate	1.8%
Rate of increase in salary levels	2.2
Expected long-term rate of return on assets	1.9

In determining the expected long-term rate of return on plan assets, the Company considers the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes, and economic and other indicators of future performance.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

Plan assets were held in the following categories as a percentage of total plan assets:

	Year Ended December 31,
	2017
	Amount	Percentage
Cash	$561	7.0%
Debt securities	5,242	64.0
Equity securities	1,367	17.0
Other	982	12.0

	$8,152	100.0%

In general, the Company’s asset management objectives include maintaining an adequate level of diversification to reduce interest rate and market risk while providing adequate liquidity to meet immediate and future benefit payment requirements. In Japan, assets are primarily invested in pooled funds of insurance companies. The expected long-term rate of return on these assets is approximately 1.5%, which is based on the general yield environment for high quality instruments in Japan. The United Kingdom pension plan invests in a combination of equity and bond funds. The allocation mix is designed to minimize risk while providing a rate of return that will provide asset growth which will be sufficient to cover expected liabilities. The expected long-term rate of return on these assets is approximately 2.6%, which is a combination of long dated government and corporate bond yields for the bond funds, and long dated government and corporate bond yields with an allowance for out-performance for equity funds. In France, assets are invested in group insurance contracts and the expected long-term rate of return on these assets is approximately 1.6%, which is based on the expected return on the underlying assets.

Other Pension-Related Assets

As of December 31, 2017 and 2016, the Company had assets with an aggregate market value of $6,255 and $5,558, respectively, which it has set aside in connection with its German pension plans. These assets are invested in group insurance contracts through the insurance companies administering these plans, in accordance with applicable pension laws. The Germany contracts have a guaranteed minimum rate of return ranging from 2.25% to 4.25%, depending on the contract. Because the assets were not separate legal assets of the pension plan, they were not included in the Company’s plan assets shown above. However, the Company has designated such assets to pay pension benefits. Such assets are included in other assets in the accompanying consolidated balance sheet.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

18)	Net Income Per Share

The following is a reconciliation of basic to diluted net income per share:

	Years Ended December 31,
	2017	2016	2015
Numerator:
Net income	$339,132	$104,809	$122,297

Denominator:
Shares used in net income per common share — basic	54,137,000	53,472,000	53,282,000
Effect of dilutive securities	937,000	579,000	278,000

Shares used in net income per common share — diluted	55,074,000	54,051,000	53,560,000

Net income per common share:
Basic	$6.26	$1.96	$2.30
Diluted	$6.16	$1.94	$2.28

Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding (using the treasury stock method) if securities containing potentially dilutive common shares (RSUs and SARs) had been converted to such common shares, and if such assumed conversion is dilutive.

In 2017, 2016 and 2015, the potential dilutive effect of 404, 508 and 0 weighted average shares, respectively, of RSUs, were excluded from the computation of diluted weighted-average shares outstanding, as the shares would have had an anti-dilutive effect on EPS, and would thus need to be excluded from the computation of diluted weighted-average shares.

19)	Business Segment, Geographic Area, Product and Significant Customer Information

The Company is a global provider of instruments, subsystems and process control solutions that measure, monitor, deliver, analyze, power and control critical parameters of advanced manufacturing processes to improve process performance and productivity. The Company’s products are derived from its core competencies in pressure measurement and control, flow measurement and control, gas and vapor delivery, gas composition analysis, residual gas analysis, leak detection, control technology, ozone generation and delivery, RF & DC power, reactive gas generation, vacuum technology, lasers, photonics, sub-micron positioning, vibration control, and optics. The Company also provides services related to the maintenance and repair of its products, installation services and training.

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

The Light & Motion segment provides a broad range of instruments, components and subsystems which are derived from the Company’s core competencies in lasers, photonics, sub-micron positioning, vibration control, and optics.

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

The following is net revenues by reportable segment:

	Years Ended December 31,
	2017	2016	2015
Vacuum & Analysis	$1,207,457	$872,291	$813,524
Light & Motion	708,520	423,051	—

	$1,915,977	$1,295,342	$813,524

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

The following is a reconciliation of segment gross profit to consolidated net income:

	Years Ended December 31,
	2017	2016	2015
Gross profit by reportable segment:
Vacuum & Analysis	$551,078	$388,220	$362,872
Light & Motion	340,373	177,399	—

Total gross profit by reportable segment	891,451	565,619	362,872
Operating expenses:
Research and development	132,555	110,579	68,305
Selling, general and administrative	290,548	229,171	129,087
Acquisition and integration costs	5,332	27,279	30
Restructuring	3,920	642	2,074
Asset impairment	6,719	5,000	—
Amortization of intangible assets	45,743	35,681	6,764

Income from operations	406,634	157,267	156,612
Interest income	3,021	2,560	2,999
Interest expense	30,990	30,611	143
Gain on sale of business	74,856	—	—
Other expense, net	5,896	1,239	—

Income before income taxes	447,625	127,977	159,468
Provision for income taxes	108,493	23,168	37,171

Net income	$339,132	$104,809	$122,297

The following is capital expenditures by reportable segment for the years ended December 31, 2017, 2016 and 2015:

	Vacuum & Analysis	Light & Motion	Total
December 31, 2017:
Capital expenditures	$17,111	$14,176	$31,287

December 31, 2016:
Capital expenditures	$11,732	$7,391	$19,123

December 31, 2015:
Capital expenditures	$12,414	$—	$12,414

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

The following is depreciation and amortization of intangible assets by reportable segment for the years ended December 31, 2017, 2016 and 2015:

	Vacuum & Analysis	Light & Motion	Total
December 31, 2017:
Depreciation and amortization	$20,297	$62,259	$82,556

December 31, 2016:
Depreciation and amortization	$20,820	$45,106	$65,926

December 31, 2015:
Depreciation and amortization	$22,103	$—	$22,103

Total income tax expense is not presented by reportable segment because the necessary information is not available or used by the CODM.

The following is segment assets by reportable segment:

	Vacuum & Analysis	Light & Motion	Corporate, Eliminations and Other	Total
December 31, 2017:
Segment assets:
Accounts receivable	$201,318	$119,934	$(20,944)	$300,308
Inventory	197,831	141,250	—	339,081

Total segment assets	$399,149	$261,184	$(20,944)	$639,389

	Vacuum & Analysis	Light & Motion	Corporate, Eliminations and Other	Total
December 31, 2016:
Segment assets:
Accounts receivable	$148,516	$121,516	$(21,275)	$248,757
Inventory	165,040	110,829	—	275,869

Total segment assets	$313,556	$232,345	$(21,275)	$524,626

A reconciliation of segment assets to consolidated total assets is as follows:

	Years Ended December 31,
	2017	2016
Total segment assets	$639,389	$524,626
Cash and cash equivalents, restricted cash and investments	553,976	433,231
Other current assets	53,543	50,770
Property, plant and equipment, net	171,782	174,559
Goodwill and intangible assets, net	957,445	996,589
Other assets	37,883	32,467

Consolidated total assets	$2,414,018	$2,212,242

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

	Years Ended December 31,
Net revenues:	2017	2016	2015
United States	$955,284	$675,601	$458,313
South Korea	212,763	112,432	106,909
Japan	167,318	96,954	62,879
Europe	209,912	156,365	79,927
Asia (excluding South Korea and Japan)	370,700	253,990	105,496

	$1,915,977	$1,295,342	$813,524

	Years Ended December 31,
Long-lived assets:(1)	2017	2016
United States	$124,689	$122,547
Europe	28,820	28,717
Asia	49,645	49,406

	$203,154	$200,670

(1)	Long-lived assets include property, plant and equipment, net and certain other assets, and exclude goodwill and intangibles and long-term tax-related accounts.

Goodwill associated with each of our reportable segments is as follows:

	Years Ended December 31,
	2017	2016
Reportable segment:
Vacuum & Analysis	$197,617	$199,453
Light & Motion	393,430	389,132

Total goodwill	$591,047	$588,585

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

Worldwide Product Information

Because the reportable segment information above does not reflect worldwide sales of the Company’s products, the Company groups its products into six groups of similar products based upon the similarity of product function. Worldwide net revenue for each group of products is as follows:

	Years Ended December 31,
	2017	2016	2015
Analytical and Control Solutions Products	$131,376	$115,758	$102,658
Power, Plasma and Reactive Gas Solutions Products	564,343	367,665	350,469
Vacuum Solutions Products	511,738	388,868	360,397
Laser Products	225,168	124,432	—
Optics Products	203,775	124,218	—
Photonics Products	279,577	174,401	—

	$1,915,977	$1,295,342	$813,524

Sales of Analytical and Control Solutions Products; Power, Plasma and Reactive Gas Solutions Products; and Vacuum Solutions Products are included in the Company’s Vacuum & Analysis segment. Sales of Laser Products; Optics Products; and Photonics Products are included in the Light & Motion segment.

Major Customers

The Company had two customers with net revenues greater than 10% of total net revenues in the periods shown as follows:

	Years Ended December 31,
	2017	2016	2015
Applied Materials, Inc.	12.7%	13.6%	17.8%
Lam Research Corporation	11.7%	11.2%	13.4%

Net revenues for each of our reportable segments include revenues from each of the two customers, which represent net revenues greater than 10% of total net revenues.

20)	Restructurings

During 2017, the Company recorded restructuring charges of $3,920. The restructuring charges were primarily severance and facility costs related to the consolidation of two manufacturing plants, a restructuring of one of our international facilities and the consolidation of sales offices.

During 2016, the Company recorded restructuring charges of $642. The restructuring charges were primarily severance costs related to the consolidation of one of our international facilities.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

The activity related to the Company’s restructuring accrual is shown below:

	2017	2016
Balance at January 1	$540	$807
Restructuring liability from Newport Merger	—	562
Charged to expense	3,920	642
Payments and adjustment	(1,216)	(1,471)

Balance at December 31	$3,244	$540

21)	Commitments and Contingencies

On March 9, 2016, a putative class action lawsuit captioned Dixon Chung v. Newport Corp., et al., Case No. A-16-733154-C, was filed in the District Court, Clark County, Nevada on behalf of a putative class of stockholders of Newport for claims related to the Merger Agreement between the Company, Newport, and Merger Sub. On March 25, 2016, a second putative class action complaint captioned Hubert C. Pincon v. Newport Corp., et al., Case No. A-16-734039-B, was filed in the District Court, Clark County, Nevada, on behalf of a putative class of Newport’s stockholders for claims related to the Merger Agreement. The lawsuits named as defendants the Company, Newport, Merger Sub, and certain then current and former members of Newport’s board of directors. Both complaints alleged that the directors breached their fiduciary duties to Newport’s stockholders by agreeing to sell Newport through an inadequate and unfair process, which led to inadequate and unfair consideration, by agreeing to unfair deal protection devices, and by omitting material information from the proxy statement. The complaints also alleged that the Company, Newport, and Merger Sub aided and abetted the directors’ alleged breaches of their fiduciary duties. The complaints sought injunctive relief, including to enjoin or rescind the Merger Agreement, and an award of attorneys’ and other fees and costs, among other relief. On April 14, 2016, the Court granted plaintiffs’ motion to consolidate the Pincon and Chung actions.

On October 19, 2016, plaintiffs filed an amended complaint captioned In re Newport Corporation Shareholder Litigation, Case No. A-16-733154-B, in the District Court, Clark County, Nevada, on behalf of a putative class of Newport’s stockholders for claims related to the Merger Agreement. The complaint named as defendants the Company, Newport, and the then-current members of Newport’s former board of directors. It alleged that the named directors breached their fiduciary duties to Newport’s stockholders by agreeing to sell Newport through an inadequate and unfair process, which led to inadequate and unfair consideration, by agreeing to unfair deal protection devices, and by omitting material information from the proxy statement. The complaint also alleged that the Company and Newport aided and abetted the named directors’ alleged breaches of their fiduciary duties. The complaint sought monetary damages, including pre- and post-judgment interest. On December 9, 2016, defendants filed motions to dismiss the amended complaint, which plaintiffs opposed. On June 22, 2017, the Court dismissed the amended complaint against all defendants but granted plaintiffs leave to amend.

On July 27, 2017, plaintiffs filed a second amended complaint, which names as defendants certain former directors of Newport. On August 8, 2017, the Court dismissed the Company and Newport from the action pursuant to stipulations among the parties. The second amended complaint alleges that the directors breached their fiduciary duties to Newport’s stockholders by agreeing to sell Newport through an inadequate and unfair process, which led to inadequate and unfair consideration, and by omitting material information from the proxy statement. The second amended complaint seeks monetary damages, including pre- and post-judgment interest. On September 1, 2017 the Newport directors filed a motion to dismiss the second amended complaint, which

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

plaintiffs opposed. The Court held a hearing on the motion to dismiss on December 7, 2017. On January 5, 2018, the Court entered an order denying the motion to dismiss. The Newport directors answered the second amended complaint, denying the material allegations of the complaint and asserting defenses, on February 20, 2018.

The Company is subject to various legal proceedings and claims, which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

The Company leases certain of its facilities and machinery and equipment under operating leases expiring in various years through 2026. Generally, the facility leases require the Company to pay maintenance, insurance and real estate taxes. Rental expense under operating leases totaled $19,693, $16,253 and $7,845 for 2017, 2016 and 2015, respectively.

Minimum lease payments under operating leases are as follows:

Year Ending December 31,	Operating Leases
2018	$18,489
2019	15,563
2020	12,828
2021	9,177
2022	7,385
Thereafter	3,956

Total minimum lease payments	$67,398

As of December 31, 2017, the Company has entered into purchase commitments for certain inventory components and other equipment and services used in its normal operations. The majority of these purchase commitments covered by these arrangements are for periods of less than one year and aggregate to approximately $278,797.

To the extent permitted by Massachusetts law, the Company’s Restated Articles of Organization, as amended, require the Company to indemnify any of its current or former officers or directors or any person who has served or is serving in any capacity with respect to any of the Company’s employee benefit plans. The Company believes that the estimated exposure for these indemnification obligations is currently not material. Accordingly, the Company has no material liabilities recorded for these requirements as of December 31, 2017.

The Company also enters into agreements in the ordinary course of business which include indemnification provisions. Pursuant to these agreements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified party, generally its customers, for losses suffered or incurred by the indemnified party in connection with certain patent or other intellectual property infringement claims, and, in some instances, other claims, by any third party with respect to the Company’s products. The term of these indemnification obligations is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in some instances, not contractually limited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the Company believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these obligations as of December 31, 2017.

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

MKS Instruments, Inc.

Supplemental Financial Data

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(Table in thousands, except per share data) (Unaudited)
2017
Statement of Operations Data
Net revenues	$437,153	$480,757	$486,267	$511,800
Gross profit	205,547	219,583	227,995	238,326
Income from operations	83,580	92,883	110,155	120,016
Net income	$65,060	$120,440	$75,994	$77,638
Net income per share:
Basic	$1.21	$2.22	$1.40	$1.43
Diluted	$1.18	$2.19	$1.38	$1.41
Cash dividends paid per common share	$0.175	$0.175	$0.175	$0.18

2016
Statement of Operations Data
Net revenues(1)	$183,681	$325,861	$380,660	$405,140
Gross profit	77,913	135,913	168,385	183,408
Income from operations	22,559	19,186	53,008	62,514
Net income	$17,563	$9,210	$32,549	$45,487
Net income per share:
Basic	$0.33	$0.17	$0.61	$0.85
Diluted	$0.33	$0.17	$0.60	$0.83
Cash dividends paid per common share	$0.17	$0.17	$0.17	$0.17

(1)	The increase in net revenues in the quarter ended June 30, 2016, compared to the quarter ended March 31, 2016, related to the Newport Merger which closed on April 29, 2016.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

Our internal controls over financial reporting as of December 31, 2017 have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears in Item 8 of this Annual Report on Form 10-K.

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

The information required by this item will be set forth under the captions “Proposal One — Election of Directors,” “Directors,” “Corporate Governance,” “Executive Officers,” “Corporate Governance — Code of Ethics” and “Corporate Governance — Board of Directors Meetings and Committees of the Board of Directors — Audit Committee” in our definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

We are also required under Item 405 of Regulation S-K to provide information concerning delinquent filers of reports under Section 16 of the Securities and Exchange Act of 1934, as amended. This information will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be set forth under the captions “Executive Officers,” “Executive Compensation — Compensation Discussion and Analysis,” “Corporate Governance — Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation” in our definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

The information required by Item 201(d) of Regulation S-K will be set forth under the caption “Equity Compensation Plan Information” in our definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth under the captions “Corporate Governance — Board Independence” and “Corporate Governance — Transactions with Related Persons” in our definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth under the caption “Audit and Financial Accounting Oversight — Principal Accountant Fees and Services” in our definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Report:

1.   Financial Statements. The following Consolidated Financial Statements are included under Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules. The following consolidated financial statement schedule is included in this Annual Report on Form 10-K:

Schedule II — Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted since they are either not required or information is otherwise included.

3.  Exhibits. The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit No.	Title

+2.1(1)	Agreement and Plan of Merger, by and among the Registrant, PSI Equipment, Inc. and Newport Corporation, dated February 22, 2016

+3.1(2)	Restated Articles of Organization of the Registrant

+3.2(3)	Articles of Amendment to Restated Articles of Organization, as filed with the Secretary of State of Massachusetts on May 18, 2001

+3.3(4)	Articles of Amendment to Restated Articles of Organization, as filed with the Secretary of State of Massachusetts on May 16, 2002

+3.4(5)	Amended and Restated By-Laws of the Registrant

+4.1(6)	Specimen certificate representing the Common Stock

+10.1(7)	Term Loan Credit Agreement, dated April 29, 2016, by and among the Registrant, Barclays Bank PLC, as administrative agent and collateral agent, and the lenders from time to time party thereto

+10.2(8)	Amendment No. 1 to Term Loan Credit Agreement, dated as of June 9, 2016, by and among the Company, the other loan parties party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and each participating lender party thereto

+10.3(9)	Amendment No. 2 to Term Loan Credit Agreement, dated as of December 14, 2016, by and among the Company, the other loan parties party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and each participating lender party thereto

Exhibit No.	Title

+10.4(10)	Amendment No. 3 to Term Loan Credit Agreement, dated as of July 6, 2017, by and among the Company, the other loan parties party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and each participating lender party thereto

+10.5(7)	ABL Credit Agreement, dated April 29, 2016, by and among the Registrant, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, the other borrowers from time to time party thereto, and the lenders and letters of credit issuers from time to time party thereto

+10.6(5)*	2014 Stock Incentive Plan

+10.6(5)*	2014 Employee Stock Purchase Plan

+10.7(5)*	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2014 Stock Incentive Plan

10.8*	Form of Restricted Stock Unit Agreement for employees under the 2014 Stock Incentive Plan

+10.9(12)*	162(m) Executive Cash Incentive Plan

+10.10(11)*	Form of Bonus Award Agreement under 162(m) Executive Cash Incentive Plan

+10.11(13)*	Employment Agreement, dated as of July 1, 2005, between John Bertucci and the Registrant

+10.12(14)*	Employment Agreement, dated October 22, 2013, between Gerald Colella and the Registrant

+10.13(15)*	Letter Agreement between the Registrant and Robert Phillippy, dated May 2, 2016

+10.14(16)*	Newport Corporation’s 2006 Performance-Based Stock Incentive Plan

+10.15(16)*	Form of Stock Appreciation Right Award Agreement under Newport Corporation’s 2006 Performance-Based Stock Incentive Plan

+10.16(16)*	Newport Corporation’s 2011 Stock Incentive Plan

+10.17(16)*	Newport Corporation’s Amended and Restated 2011 Stock Incentive Plan

+10.18(16)*	Form of Restricted Stock Unit Award Agreement (with performance-based vesting) used under Newport Corporation’s 2011 Stock Incentive Plan and Amended and Restated 2011 Stock Incentive Plan

+10.19(16)*	Form of Stock Appreciation Right Award Agreement used under Newport Corporation’s 2011 Stock Incentive Plan and the Amended and Restated 2011 Stock Incentive Plan

+10.20(16)*	Form of Indemnification Agreement between Newport Corporation and Robert Phillippy

+10.21(16)*	Form of the Registrant’s RSU Assumption Agreement for U.S. Employees Relating to Newport Corporation’s Amended and Restated 2011 Stock Incentive Plan and 2011 Stock Incentive Plan

+10.22(16)*	Form of the Registrant’s RSU Assumption Agreement for Employees Outside of the United States Relating to Newport Corporation’s Amended and Restated 2011 Stock Incentive Plan and 2011 Stock Incentive Plan

+10.23(16)*	Form of the Registrant’s SAR Assumption Agreement for U.S. Employees Relating to Newport Corporation’s Amended and Restated 2011 Stock Incentive Plan, 2011 Stock Incentive Plan and 2006 Performance-Based Stock Incentive Plan

+10.24(16)*	Form of the Registrant’s SAR Assumption Agreement for Employees Outside of the United States Relating to Newport Corporation’s Amended and Restated 2011 Stock Incentive Plan, 2011 Stock Incentive Plan and 2006 Performance-Based Stock Incentive Plan

Exhibit No.	Title

+10.25(17)*	Employment Agreement, dated August 1, 2016, between Seth Bagshaw and the Registrant

+10.26(17)*	Employment Agreement, dated August 1, 2016, between John Abrams and the Registrant

+10.27(17)*	Employment Agreement, dated August 1, 2016, between John Lee and the Registrant

+10.28(17)*	Employment Agreement, dated August 1, 2016, between Brian Quirk and the Registrant

+10.29(17)*	Employment Agreement, dated August 1, 2016, between Dennis Werth and Newport Corporation

+10.30(17)*	Summary of 2016 Cash Incentive Bonus Arrangements with Dennis Werth

+10.31(17)*	Form of Indemnification Agreement between Newport Corporation and Dennis Werth

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+	Previously filed
*	Management contract or compensatory plan arrangement

The following materials from MKS Instrument, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, are formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2016.

(2)	Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-49738) filed with the Securities and Exchange Commission on November 13, 2000.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2014.

(6)	Incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 28, 1999.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2016.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2016.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2016.

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2015.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2005.

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2013.

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2016.

(16)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

(17)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

(b)	Exhibits

MKS hereby files as exhibits to our Annual Report on Form 10-K those exhibits listed in Item 15(a) above.

(c)	Financial Statement Schedules

Item 16.	Form10-K Summary

Not applicable.

MKS INSTRUMENTS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Year	Acquisition Beginning Balance	Charged to Costs and Expenses	Charged to Other Accounts	Deductions & Write-offs	Balance at End of Year
	(in thousands)
Allowance for doubtful accounts:
Years ended December 31,
2017	$3,909	$—	$825	$—	$(599)	$4,135
2016	$1,760	$1,292	$1,109	$(66)	$(186)	$3,909
2015	$2,250	$—	$(255)	$21	$(256)	$1,760

		Additions
Description	Balance at Beginning of Year	Acquisition Beginning Balance	Charged to Costs and Expenses	Charged to Other Accounts	Deductions & Write-offs	Balance at End of Year
	(in thousands)
Allowance for sales returns:
Years ended December 31,
2017	$1,138	$—	$(142)	$—	$299	$1,295
2016	$601	$423	$2,262	$—	$(2,148)	$1,138
2015	$730	$—	$2,500	$(3)	$(2,626)	$601

		Additions
Description	Balance at Beginning of Year	Acquisition Beginning Balance	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
	(in thousands)
Valuation allowance on deferred tax asset:
Years ended December 31,
2017	$12,527	$—	$1,603	$—	$(501)	$13,629
2016	$6,127	$3,769	$2,719	$—	$(88)	$12,527
2015	$26,763	$—	$—	$113	$(20,749)	$6,127

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2017, to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of February 2018.

MKS INSTRUMENTS, INC.

By:	/s/ Gerald G. Colella
Gerald G. Colella Chief Executive Officer, President and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURES	TITLE	DATE

/s/ John R. Bertucci John R. Bertucci	Chairman of the Board of Directors	February 28, 2018

/s/ Gerald G. Colella Gerald G. Colella	Chief Executive Officer, President and Director (Principal Executive Officer)	February 28, 2018

/s/ Seth H. Bagshaw Seth H. Bagshaw	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 28, 2018

/s/ Gregory R. Beecher Gregory R. Beecher	Director	February 28, 2018

/s/ Richard S. Chute Richard S. Chute	Director	February 28, 2018

/s/ Peter R. Hanley Peter R. Hanley	Director	February 28, 2018

/s/ Rick D. Hess Rick D. Hess	Director	February 28, 2018

/s/ Jacqueline F. Moloney Jacqueline F. Moloney	Director	February 28, 2018

/s/ Elizabeth A. Mora Elizabeth A. Mora	Director	February 28, 2018

/s/ Robert J. Phillippy Robert J. Phillippy	Director	February 28, 2018