Form 10-Q
period 2018-06-30
MKS INSTRUMENTS INC
filed 2018-08-07
CIK 1049502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of July 31, 2018 the registrant had 54,791,274 shares of common stock outstanding.

MKS INSTRUMENTS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MKS INSTRUMENTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

ASSETS	June 30, 2018	December 31, 2017
Current assets:
Cash and cash equivalents, including restricted cash	$427,431	$333,887
Short-term investments	203,686	209,434
Trade accounts receivable, net of allowance for doubtful accounts of $4,591 and $4,135 at June 30, 2018 and December 31, 2017, respectively	339,958	300,308
Inventories, net	384,929	339,081
Other current assets	61,720	53,543

Total current assets	1,417,724	1,236,253
Property, plant and equipment, net	174,054	171,782
Goodwill	588,718	591,047
Intangible assets, net	342,684	366,398
Long-term investments	10,476	10,655
Other assets	39,832	37,883

Total assets	$2,573,488	$2,414,018

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$12,511	$2,972
Accounts payable	87,699	82,518
Accrued compensation	75,637	96,147
Income taxes payable	17,294	21,398
Deferred revenue	10,729	12,842
Other current liabilities	78,201	73,945

Total current liabilities	282,071	289,822
Long-term debt, net	342,096	389,993
Non-current deferred taxes	64,752	61,571
Non-current accrued compensation	55,627	51,700
Other liabilities	27,504	32,025

Total liabilities	$772,050	$825,111

Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred Stock, $0.01 par value per share, 2,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, no par value, 200,000,000 shares authorized; 54,787,153 and 54,355,535 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	113	113
Additional paid-in capital	793,384	789,644
Retained earnings	1,004,698	795,698
Accumulated other comprehensive income	3,243	3,452

Total stockholders’ equity	1,801,438	1,588,907

Total liabilities and stockholders’ equity	$2,573,488	$2,414,018

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INSTRUMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues:
Products	$509,999	$426,317	$1,006,676	$814,255
Services	63,141	54,440	120,739	103,655

Total net revenues	573,140	480,757	1,127,415	917,910
Cost of revenues:
Cost of products	266,890	230,706	528,211	436,540
Cost of services	31,373	30,468	61,472	56,240

Total cost of revenues (exclusive of amortization shown separately below)	298,263	261,174	589,683	492,780
Gross profit	274,877	219,583	537,732	425,130
Research and development	36,504	33,680	71,361	66,962
Selling, general and administrative	76,559	71,979	159,508	146,199
Acquisition and integration costs	(1,168)	790	(1,168)	2,232
Restructuring	790	2,064	2,010	2,586
Environmental costs	—	—	1,000	—
Asset impairment	—	6,719	—	6,719
Amortization of intangible assets	10,901	11,468	22,091	23,969

Income from operations	151,291	92,883	282,930	176,463
Interest income	1,456	507	2,561	1,023
Interest expense	3,922	6,997	9,352	15,829
Gain on sale of business	—	74,856	—	74,856
Other expense, net	281	3,277	853	1,256

Income before income taxes	148,544	157,972	275,286	235,257
Provision for income taxes	25,682	37,532	47,303	49,757

Net income	$122,862	$120,440	$227,983	$185,500

Other comprehensive income:
Changes in value of financial instruments designated as cash flow hedges, net of tax expense (benefit)(1)	$7,712	$23	$7,890	$(2,429)
Foreign currency translation adjustments, net of tax of $0	(18,508)	17,729	(7,737)	22,264
Unrecognized pension gain, net of tax expense (benefit)(2)	48	123	(37)	205
Unrealized loss on investments, net of tax benefit(3)	(266)	(168)	(325)	(249)

Total comprehensive income	$111,848	$138,147	$227,774	$205,291

Net income per share:
Basic	$2.25	$2.22	$4.18	$3.44

Diluted	$2.22	$2.19	$4.12	$3.37

Cash dividends per common share	$0.20	$0.18	$0.38	$0.35

Weighted average common shares outstanding:
Basic	54,719	54,178	54,571	53,973

Diluted	55,274	55,001	55,280	54,979

(1)	Tax expense was $2,367 and $6 for the three months ended June 30, 2018 and 2017, respectively. Tax expense (benefit) was $2,255 and $(1,813) for the six months ended June 30, 2018 and 2017, respectively.
(2)	Tax expense was $12 and $34 for the three months ended June 30, 2018 and 2017, respectively. Tax (benefit) expense was $(24) and $153 for the six months ended June 30, 2018 and 2017, respectively.
(3)	Tax benefit was $22 and $46 for the three months ended June 30, 2018 and 2017, respectively. Tax benefit was $39 and $185 for the six months ended June 30, 2018 and 2017, respectively.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INSTRUMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows provided by operating activities:
Net income	$227,983	$185,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,377	42,421
Amortization of debt issuance costs, original issue discount and soft call premium	2,887	3,742
Asset impairment	—	6,719
Gain on sale of business	—	(74,856)
Stock-based compensation	16,792	14,989
Provision for excess and obsolete inventory	10,292	11,002
Provision for bad debt	596	511
Deferred income taxes	1,170	7,798
Other	460	796
Changes in operating assets and liabilities:
Trade accounts receivable	(42,511)	(15,901)
Inventories	(59,529)	(34,056)
Income taxes	(11,416)	21,918
Other current and non-current assets	(4,317)	(2,779)
Accrued compensation	(15,933)	(161)
Other current and non-current liabilities	9,912	4,970
Accounts payable	5,604	2,860

Net cash provided by operating activities	182,367	175,473

Cash flows (used in) provided by investing activities:
Net proceeds from sale of business	—	72,509
Purchases of investments	(148,816)	(69,582)
Maturities of investments	90,734	85,234
Sales of investments	63,363	25,319
Purchases of property, plant and equipment	(21,818)	(9,739)

Net cash (used in) provided by investing activities	(16,537)	103,741

Cash flows used in financing activities:
Proceeds from short and long-term borrowings	36,989	8,637
Payments on short-term borrowings	(28,059)	(9,261)
Payments on long-term borrowings	(50,000)	(53,141)
Net payments related to employee stock awards	(13,052)	(13,413)
Dividend payments to common stockholders	(20,750)	(18,903)

Net cash used in financing activities	(74,872)	(86,081)

Effect of exchange rate changes on cash and cash equivalents	2,586	1,069

Increase in cash and cash equivalents and restricted cash	93,544	194,202
Cash and cash equivalents, including restricted cash, at beginning of period(1)	333,887	233,910

Cash and cash equivalents, including restricted cash, at end of period(2)	$427,431	$428,112

(1)	Restricted cash at the beginning of the period was $119 and $5,287 for the six months ended June 30, 2018 and 2017, respectively.
(2)	Restricted cash at the end of the period was $114 and $5,282 for the six months ended June 30, 2018 and 2017, respectively.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1)	Basis of Presentation

The terms “MKS” and the “Company” refer to MKS Instruments, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim financial data as of June 30, 2018, and for the three and six months ended June 30, 2018 are unaudited; however, in the opinion of MKS, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet presented as of December 31, 2017 has been derived from the consolidated audited financial statements as of that date. The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by United States generally accepted accounting principles (“U.S. GAAP”). The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the MKS Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on February 28, 2018.

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

Reclassification of certain line items in prior period financial statements

The Company has historically recorded the revenue and related cost of revenue for the sale of its spare parts within Products in its Statements of Operations for the Vacuum & Analysis segment. The Company has now determined that these items are better presented within revenue and related cost of revenue within Services for the Vacuum & Analysis segment in its Statements of Operations to align with the current manner in which the Company operates its services business, and has elected to reclassify these amounts in previously issued financial statements as shown below. This change in presentation has no impact on total revenue or total cost of revenue.

	Three Months Ended June 30, 2017
	As previously reported	Adjustment	As reclassified
Net revenues:
Products	$431,950	$(5,633)	$426,317
Services	48,807	5,633	54,440

Total net revenues	480,757	—	480,757

Cost of revenues:
Cost of products	229,304	1,402	230,706
Cost of services	31,870	(1,402)	30,468

Total cost of revenues	$261,174	$—	$261,174

	Six Months Ended June 30, 2017
	As previously reported	Adjustment	As reclassified
Net revenues:
Products	$824,872	$(10,617)	$814,255
Services	93,038	10,617	103,655

Total net revenues	917,910	—	917,910

Cost of revenues:
Cost of products	434,364	2,176	436,540
Cost of services	58,416	(2,176)	56,240

Total cost of revenues	$492,780	$—	$492,780

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

2)	Recently Issued Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Non-Employee Share-Based Payment Accounting.” This standard is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to nonemployees. This ASU expands the scope of Topic 718 Compensation-Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to nonemployees for goods and services. The provisions of this ASU are effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not expect adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740).” This standard is an amendment that adopts the language of Securities and Exchange Commission Staff Accounting Bulletin No. 118 (“SAB 118”) and aims to address certain circumstances that may arise for registrants in accounting for the income tax effects of the Tax Cuts and Jobs Act (“the Act”) and to address any uncertainty or diversity of views in practice regarding the application of Topic 740 in situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting under Topic 740 for certain income tax effects of the Act for the reporting period in which the Act was enacted. The provisions of this ASU were applied to the Company’s December 31, 2017 financial statements. The Company recorded provisional amounts with respect to the Act under SAB 118 at December 31, 2017 and June 30, 2018 and needs to complete additional analysis and receive additional guidance from the Internal Revenue Service with respect to provisions of the Act that affect the Company before the provisional determinations become final. Until the Company completes its analysis and receives additional guidance, the Company is not able to determine if the impact of ASU 2018-05 is material to the Company’s consolidated financial statements in any period.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This standard requires the recognition of lease assets and liabilities for all leases, with certain exceptions, on the balance sheet. In transition, lessees and lessors have the option to either apply the standard retrospectively through a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption or they can apply the new standard to comparative periods presented. This ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The FASB issued additional updates to the new standard in Topic 842 relating to practical expedients for land easements (Update 2018-01 in January 2018). The Company has reviewed the requirements of this standard and has formulated a plan for implementation. The management team has communicated its approach to the Audit Committee and will provide regular updates as appropriate. The Company is currently accumulating details on the population of leases. The Company has selected a software repository to track all of its lease agreements and to assist in the reporting and disclosure requirements required by the standard. The Company will continue to assess and disclose the impact that this ASU will have on its consolidated financial statements, disclosures and related controls, when known.

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

The Company adopted ASC 606 on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for the six months ended June 30, 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of Accounting Standards Codification 605, Revenue Recognition (ASC 605).

The Company has recorded a net increase to opening retained earnings of $1,809 as of January 1, 2018 due to the cumulative impact of adopting ASC 606, with the impact primarily related to its service business and certain custom products. The impact to revenue for the quarter ended June 30, 2018 was immaterial as a result of applying ASC 606.

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

Revenue under ASC 606 is recognized when or as obligations under the terms of a contract with the Company’s customer has been satisfied and control has transferred to the customer. The majority of the Company’s performance obligations, and associated revenue, are transferred to customers at a point in time, generally upon shipment of a product to the customer or receipt of the product by the customer and without significant judgments. Installation services are not significant and are usually completed in a short period of time (normally less than two weeks) and therefore, recorded at a point in time when the installation services are completed, rather than over time as they are not material. Extended warranty, service contracts, and repair services, which are transferred to the customer over time, are recorded as revenue as the services are performed. For repair services, the Company makes an accrual at quarter end based upon historical repair times within its product groups to record revenue based upon the estimated number of days completed to date, which is consistent with ratable recognition. Customized products with no alternative future use to the Company, and that have an enforceable right to payment for performance completed to date, are also recorded over time. The Company considers this to be a faithful depiction of the transfer to the customer of revenue over time as the work is performed or service is delivered, ratably over time.

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Performance obligations promised in a contract are identified based on the products or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the product or service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the product or service is separately identifiable from other promises in the contract. Sales, value add, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. The Company’s normal payment terms are 30 to 60 days but vary by the type and location of its customers and the products or services offered. The time between invoicing and when payment is due is not significant. For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer. None of the Company’s contracts as of June 30, 2018 contain a significant financing component. Contract assets as of January 1 and June 30, 2018 were $3,065 and $3,298, respectively, and included in other current assets.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Contracts with Multiple Performance Obligations

The Company periodically enters into contracts with its customers in which a customer may purchase a combination of goods and or services, such as products with installation services or extended warranty obligations. These contracts include multiple promises that the Company evaluates to determine if the promises are separate performance obligations. Once the Company determines the performance obligations, the Company then determines the transaction price, which includes estimating the amount of variable consideration to be included in the transaction price, if any. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the method the Company expects to better predict the amount of consideration to which it will be entitled. There are no constraints on the variable consideration recorded. The Company then allocates the transaction price to each performance obligation in the contract based on a relative stand-alone selling price charged separately to customers or using an expected cost plus margin method. The corresponding revenues are recognized when or as the related performance obligations are satisfied, which are noted above. Impacts of variable consideration were immaterial during the three and six months ended June 30, 2018.

Deferred Revenues

The Company’s standard assurance warranty period is normally 12 to 24 months. The Company sells separately-priced service contracts and extended warranty contracts related to certain of its products, especially its laser products. The separately priced contracts generally range from 12 to 60 months. The Company normally receives payment at the inception of the contract and recognizes revenue over the term of the agreement in proportion to the costs expected to be incurred in satisfying the obligations under the contract. The Company has elected to use the practical expedient related to disclosing the remaining performance obligations as of June 30, 2018, as the majority have a duration of less than one year.

A rollforward of the Company’s deferred revenue is as follows:

Six Months Ended June 30, 2018
Beginning balance, January 1(1)	$14,448
Amount of deferred revenue recognized in income	(10,092)
Additions to deferred revenue	9,924

Ending balance, June 30(2)	$14,280

(1)	Beginning deferred revenue as of January 1, 2018 included $11,322 of current deferred revenue and $3,126 of long-term deferred revenue.
(2)	Ending deferred revenue as of June 30, 2018 included $10,729 of current deferred revenue and $3,551 of long-term deferred revenue.

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers:

	Three Months Ended June 30, 2018
	Vacuum & Analysis	Light & Motion	Total
Net revenues:
Products	$321,454	$188,545	$509,999
Services	46,874	16,267	63,141

Total net revenues	$368,328	$204,812	$573,140

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

	Three Months Ended June 30, 2017
	Vacuum & Analysis	Light & Motion	Total
Net revenues:
Products	$269,665	$156,652	$426,317
Services	40,296	14,144	54,440

Total net revenues	$309,961	$170,796	$480,757

	Six Months Ended June 30, 2018
	Vacuum & Analysis	Light & Motion	Total
Net revenues:
Products	$625,790	$380,886	$1,006,676
Services	90,882	29,857	120,739

Total net revenues	$716,672	$410,743	$1,127,415

	Six Months Ended June 30, 2017
	Vacuum & Analysis	Light & Motion	Total
Net revenues:
Products	$511,120	$303,135	$814,255
Services	76,825	26,830	103,655

Total net revenues	$587,945	$329,965	$917,910

Product revenue, excluding revenue from certain custom products, is recorded at a point in time, while the majority of the service revenue and revenue from certain custom products are recorded over time.

Refer to Note 17 in the financial statements for revenue by reportable segment, geography and groupings of similar products.

4)	Investments

The fair value of investments classified as short-term consists of the following:

	June 30, 2018	December 31, 2017
Available-for-sale investments:
Time deposits and certificates of deposit	$18,455	$9,757
Bankers’ acceptance drafts	2,522	5,330
Asset-backed securities	34,727	36,990
Commercial paper	25,925	13,750
Corporate obligations	66,663	77,821
Municipal bonds	2,615	1,970
U.S. treasury obligations	31,434	28,078
U.S. agency obligations	21,345	35,738

	$203,686	$209,434

Investments classified as long-term consist of the following:

	June 30, 2018	December 31, 2017
Available-for-sale investments:
Group insurance contracts	$6,076	$6,255
Cost method investments:
Minority interest in a private company	4,400	4,400

	$10,476	$10,655

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The following tables show the gross unrealized gains and (losses) aggregated by investment category for available-for-sale investments:

As of June 30, 2018:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Short-term investments:
Available-for-sale investments:
Time deposits and certificates of deposit	$18,452	$3	$—	$18,455
Bankers’ acceptance drafts	2,522	—	—	2,522
Asset-backed securities	34,760	9	(42)	34,727
Commercial paper	26,337	—	(412)	25,925
Corporate obligations	66,632	59	(28)	66,663
Municipal bonds	2,620	—	(5)	2,615
U.S. treasury obligations	31,418	16	—	31,434
U.S. agency obligations	21,341	5	(1)	21,345

	$204,082	$92	$(488)	$203,686

As of June 30, 2018:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Long-term investments:
Available-for-sale investments:
Group insurance contracts	$6,051	$25	$—	$6,076

As of December 31, 2017:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Short-term investments:
Available-for-sale investments:
Time deposits and certificates of deposit	$9,756	$1	$—	$9,757
Bankers acceptance drafts	5,330	—	—	5,330
Asset-backed securities	37,017	15	(42)	36,990
Commercial paper	13,810	—	(60)	13,750
Corporate obligations	77,788	58	(25)	77,821
Municipal bonds	1,970	—	—	1,970
U.S. treasury obligations	28,054	24	—	28,078
U.S. agency obligations	35,728	10	—	35,738

	$209,453	$108	$(127)	$209,434

As of December 31, 2017:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Long-term investments:
Available-for-sale investments:
Group insurance contracts	$6,006	$249	$—	$6,255

The tables above, which show the gross unrealized gains and (losses) aggregated by investment category for available-for-sale investments as of June 30, 2018 and December 31, 2017, reflect the inclusion within short-term investments of investments with contractual maturities greater than one year from the date of purchase. Management has the ability, if necessary, to liquidate any of its investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as short-term on the accompanying balance sheets.

The Company reviews and evaluates its investments for any indication of possible impairment. Based on this review, the Company has determined that the unrealized losses related to these investments at June 30, 2018 and December 31, 2017, were temporary.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Interest income is accrued as earned. Dividend income is recognized as income on the date the stock trades “ex-dividend.” The cost of marketable securities sold is determined by the specific identification method. Realized gains or losses are reflected in income and were not material for the six months ended June 30, 2018 and 2017.

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Assets and liabilities of the Company are measured at fair value on a recurring basis as of June 30, 2018 and are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2018	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$13,636	$13,636	$—	$—
Time deposits and certificates of deposit	2,000	—	2,000	—
Commercial paper	14,433	—	14,433	—
Corporate obligations	1,560	—	1,560	—
U.S. agency obligations	10,847	—	10,847	—
Restricted cash – money market funds	114	114	—	—
Available-for-sale investments:
Time deposits and certificates of deposit	18,455	—	18,455	—
Bankers acceptance drafts	2,522	—	2,522	—
Asset-backed securities	34,727	—	34,727	—
Commercial paper	25,925	—	25,925	—
Corporate obligations	66,663	—	66,663	—
Municipal bonds	2,615	—	2,615	—
U.S. treasury obligations	31,434	—	31,434	—
U.S. agency obligations	21,345	—	21,345	—
Group insurance contracts	6,076	—	6,076	—
Derivatives – foreign exchange contracts	3,666	—	3,666	—
Funds in investments and other assets:
Israeli pension assets	15,796	—	15,796	—
Derivatives – interest rate hedge – non-current	8,565	—	8,565	—

Total assets	$280,379	$13,750	$266,629	$—

Liabilities:

Derivatives – foreign exchange contracts	$822	$—	$822	$—

Reported as follows:
Assets:
Cash and cash equivalents(1)	$42,476	$13,636	$28,840	$—
Restricted cash	114	114	—	—
Short-term investments	203,686	—	203,686	—
Other current assets	3,666	—	3,666	—

Total current assets	$249,942	$13,750	$236,192	$—

Long-term investments(2)	$6,076	$—	$6,076	$—
Other assets	24,361	—	24,361	—

Total long-term assets	$30,437	$—	$30,437	$—

Liabilities:

Other current liabilities	$822	$—	$822	$—

(1)	The cash and cash equivalent amounts presented in the table above do not include cash of $384,841 as of June 30, 2018.
(2)	The long-term investments presented in the table above do not include the Company’s minority interest investment in a private company, which is accounted for under the cost method.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Assets and liabilities of the Company are measured at fair value on a recurring basis as of December 31, 2017 and are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$4,987	$4,987	$—	$—
Time deposits and certificates of deposit	2,100	—	2,100	—
Commercial paper	30,475	—	30,475	—
Restricted cash – money market funds	119	119	—	—
Available-for-sale investments:
Time deposits and certificates of deposit	9,757	—	9,757	—
Bankers acceptance drafts	5,330	—	5,330	—
Asset-backed securities	36,990	—	36,990	—
Commercial paper	13,750	—	13,750	—
Corporate obligations	77,821	—	77,821	—
Municipal bonds	1,970	—	1,970	—
U.S. treasury obligations	28,078	—	28,078	—
U.S. agency obligations	35,738	—	35,738	—
Group insurance contracts	6,255	—	6,255	—
Derivatives – foreign exchange contracts	168	—	168	—
Funds in investments and other assets:
Israeli pension assets	15,048	—	15,048	—
Derivatives – interest rate hedge – non-current	6,179	—	6,179	—

Total assets	$274,765	$5,106	$269,659	$—

Liabilities:
Derivatives – foreign exchange contracts	$6,198	$—	$6,198	$—

Total liabilities	$6,198	$—	$6,198	$—

Assets:
Cash and cash equivalents(1)	$37,562	$4,987	$32,575	$—
Restricted cash	119	119	—	—
Short-term investments	209,434	—	209,434	—
Other current assets	168	—	168	—

Total current assets	$247,283	$5,106	$242,177	$—

Long-term investments(2)	$6,255	$—	$6,255	$—
Other assets	21,227	—	21,227	—

Total long-term assets	$27,482	$—	$27,482	$—

Liabilities:
Other current liabilities	$6,198	$—	$6,198	$—

(1)	The cash and cash equivalent amounts presented in the table above do not include cash of $292,808 and non-negotiable time deposits of $3,398 as of December 31, 2017.
(2)	The long-term investments presented in the table above do not include the Company’s minority interest investment in a private company, which is accounted for under the cost method.

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

Interest Rate Swap Agreement

On September 30, 2016, the Company entered into an interest rate swap agreement to fix the rate on approximately 50% of its then-outstanding balance under the Credit Agreement, as described further in Note 10. This hedge fixes the interest rate paid on the hedged debt at 1.198% per annum plus the applicable credit spread, which was 1.75% as of June 30, 2018, through September 30, 2020. The interest rate swap is recorded at fair value on the balance sheet and changes in the fair value are recognized in other comprehensive income (loss) (“OCI”). To the extent that this arrangement is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period it occurs. The notional amount of this transaction was $305,000 and had a fair value of $8,565 at June 30, 2018. The notional amount of this transaction was $305,000 and had a fair value of $6,179 at December 31, 2017.

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

As of June 30, 2018 and December 31, 2017, the Company had outstanding forward foreign exchange contracts with gross notional values of $178,327 and $208,922, respectively. The following tables provide a summary of the primary net hedging positions and corresponding fair values held as of June 30, 2018 and December 31, 2017:

	June 30, 2018
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value(1)
U.S. Dollar/Japanese Yen	$47,023	$416
U.S. Dollar/South Korean Won	73,485	1,226
U.S. Dollar/Euro	26,059	435
U.S. Dollar/U.K. Pound Sterling	12,763	250
U.S. Dollar/Taiwan Dollar	18,997	517

Total	$178,327	$2,844

	December 31, 2017
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value(1)
U.S. Dollar/Japanese Yen	$70,175	$(233)
U.S. Dollar/South Korean Won	79,672	(3,799)
U.S. Dollar/Euro	26,140	(1,047)
U.S. Dollar/U.K. Pound Sterling	12,104	(337)
U.S. Dollar/Taiwan Dollar	20,831	(614)

Total	$208,922	$(6,030)

(1)	Represents the receivable (payable) amount included in the consolidated balance sheet.

The following table provides a summary of the fair value amounts of the Company’s derivative instruments:

Derivatives Designated as Hedging Instruments	June 30, 2018	December 31, 2017
Derivative assets:
Foreign exchange contracts(1)	$3,666	$168
Foreign currency interest rate hedge(2)	8,565	6,179
Derivative liabilities:
Foreign exchange contracts(1)	(822)	(6,198)

Total net derivative asset designated as hedging instruments	$11,409	$149

(1)

The derivative asset of $3,666 and $168 as of June 30, 2018 and December 31, 2017, respectively, related to foreign exchange contracts and is classified in other current assets in the consolidated balance sheet. The derivative liability of $(822) and $(6,198) as of June 30, 2018 and December 31, 2017, respectively, is classified in other current liabilities in the consolidated balance sheet. These foreign exchange contracts are subject to a master netting agreement with one financial institution. However, the Company has elected to record these contracts on a gross basis in the balance sheet.

(2)	The interest rate hedge assets of $8,565 and $6,179 as of June 30, 2018 and December 31, 2017, respectively, are classified in other assets in the consolidated balance sheet.

The net amount of existing gains as of June 30, 2018 that the Company expects to reclassify from OCI into earnings within the next twelve months is immaterial.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The following table provides a summary of the gains (losses) on derivatives designated as cash flow hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Derivatives Designated as Cash Flow Hedging Instruments
Forward exchange contracts:
Net gain (loss) recognized in OCI(1)	$10,079	$29	$10,145	$(4,242)
Net loss reclassified from accumulated OCI into income(2)	$(2,648)	$(934)	$(5,188)	$(482)

(1)	Net change in the fair value of the effective portion classified in OCI.
(2)

Effective portion classified in cost of products for the three and six months ended June 30, 2018 and 2017. The tax effect of the gains or losses reclassified from accumulated OCI into income is immaterial.

The following table provides a summary of the gains (losses) on derivatives not designated as hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Derivatives Not Designated as Hedging Instruments
Forward exchange contracts:
Net loss recognized in income(1)	$1,375	$(219)	$122	$(1,682)

(1)

The Company enters into foreign exchange contracts to hedge against changes in the balance sheet for certain subsidiaries to mitigate the risk associated with certain foreign currency transactions in the ordinary course of business. These derivatives are not designated as hedging instruments and gains or losses from these derivatives are recorded immediately in other (expense) income.

7)	Inventories, net

Inventories consist of the following:

	June 30, 2018	December 31, 2017
Raw materials	$221,914	$191,351
Work-in-process	63,372	54,050
Finished goods	99,643	93,680

	$384,929	$339,081

8)	Dispositions

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

The changes in the carrying amount of goodwill and accumulated impairment (loss) during the six months ended June 30, 2018 and year ended December 31, 2017 were as follows:

	Six Months Ended June 30, 2018			Twelve Months Ended December 31, 2017
	Gross Carrying Amount	Accumulated Impairment (Loss)	Net	Gross Carrying Amount	Accumulated Impairment (Loss)	Net
Beginning balance at January 1	$735,323	$(144,276)	$591,047	$727,999	$(139,414)	$588,585
Sale of business(1)	—	—	—	(3,115)	—	(3,115)
Impairment loss(2)	—	—	—	—	(4,862)	(4,862)
Foreign currency translation	(2,329)	—	(2,329)	10,439	—	10,439

Ending balance at June 30, 2018 and December 31, 2017	$732,994	$(144,276)	$588,718	$735,323	$(144,276)	$591,047

(1)	In 2017, the Company sold its Data Analytics Solutions business and, as a result, charged the related goodwill of $(3,115) to the gain on sale of business.
(2)	In 2017, the Company recorded an impairment loss of $(4,862) related to the write-off of goodwill related to the discontinuation of a product line and consolidation of two manufacturing plants.

Intangible Assets

Components of the Company’s intangible assets are comprised of the following:

As of June 30, 2018:	Gross	Impairment Charges(1)	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology	$172,431	$(105)	$(126,383)	$26	$45,969
Customer relationships	282,744	(1,406)	(54,712)	550	227,176
Patents, trademarks, trade names and other	110,523	—	(40,985)	1	69,539

	$565,698	$(1,511)	$(222,080)	$577	$342,684

As of December 31, 2017:	Gross	Impairment Charges(1)	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology	$172,431	$(105)	$(115,371)	$333	$57,288
Customer relationships	282,744	(1,406)	(45,518)	1,571	237,391
Patents, trademarks, trade names and other	110,523	—	(38,730)	(74)	71,719

	$565,698	$(1,511)	$(199,619)	$1,830	$366,398

(1)

In 2017, the Company recorded impairment charges of $1,511 related to the write-off of intangible assets as a result of the discontinuation of a product line and consolidation of two manufacturing plants.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Aggregate amortization expense related to acquired intangibles for the six months ended June 30, 2018 and 2017 was $22,091 and $23,969, respectively. The amortization expense for the six months ended June 30, 2018 and 2017 is net of $370 and $366, respectively, of amortization income from unfavorable lease commitments. Aggregate net amortization expense related to acquired intangible assets and unfavorable lease commitments for future years is as follows:

Year	Amount
2018 (remaining)	$21,475
2019	40,182
2020	28,152
2021	20,272
2022	17,645
2023	17,280
Thereafter	139,195

10)	Debt

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

On September 30, 2016, the Company entered into an interest rate swap agreement, which has a maturity date of September 30, 2020, to fix the rate on $335,000 of the then-outstanding balance of the Credit Agreement. The rate is fixed at 1.198% per annum plus the applicable credit spread, which was 1.75% at June 30, 2018. The notional amount of this transaction was $305,000 and had a fair value of $8,565 at June 30, 2018.

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

On April 11, 2018, the Company entered into Amendment No. 4 (the “Repricing Amendment 4”) to the Credit Agreement by and among the Company, the Lenders and Barclays Bank PLC, as administrative agent and collateral agent for the Lenders. The Repricing Amendment 4 decreased the applicable margin for the Company’s LIBOR rate term loan under the Credit Agreement to 1.75%, with a LIBOR rate floor of 0.75%. The margin for base rate borrowings decreased to 0.75% with a base rate floor of 1.75%. The period during which a prepayment premium may be required for a Repricing Transaction was reset to six months after the effective date of the Repricing Amendment 4.

In July 2017, August 2017, November 2017 and March 2018 the Company prepaid $50,000, $75,000, $50,000 and $50,000, respectively, of principal under the Credit Agreement. As of June 30, 2018, after total prepayments of $425,000 and regularly scheduled principal payments of $6,536, the total outstanding principal balance was $348,464. The interest rate as of June 30, 2018 was 3.7%.

The Company incurred $28,747 of deferred finance fees, original issue discount and repricing fees related to the term loans under the Term Loan Facility, which is included in long-term debt in the accompanying consolidated balance sheets and are being amortized to interest expense over the estimated life of the term loans using the effective interest method. A portion of these fees has been accelerated in connection with the various debt prepayments during 2016, 2017 and 2018. As of June 30, 2018, the remaining balance of the deferred finance fees, original issue discount and repricing fee related to the Term Loan Facility was $6,418.

Under the Credit Agreement, the Company is required to prepay outstanding term loans, subject to certain exceptions, with portions of its annual excess cash flow as well as with the net cash proceeds of certain asset sales, certain casualty and condemnation events and the incurrence or issuance of certain debt. The Company is also required to make scheduled quarterly payments each equal to 0.25% of the principal amount of the term loans outstanding, less the amount of certain voluntary and mandatory repayments after such date, with the balance due on the seventh anniversary of the closing date. As a result of making total prepayments of $425,000 through June 30, 2018 and based on the Company’s Total Leverage Ratio, the Company is no longer required to make any scheduled principal payments until maturity date of the loan.

All obligations under the Term Loan Facility are guaranteed by certain of the Company’s domestic subsidiaries, and are collateralized by substantially all of the Company’s assets and the assets of such subsidiaries, subject to certain exceptions and exclusions.

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. If an event of default occurs, the Lenders under the Term Loan Facility will be entitled to take various actions, including the acceleration of amounts due under the Term Loan Facility and all actions generally permitted to be taken by a secured creditor. At June 30, 2018, the Company was in compliance with all covenants under the Credit Agreement.

Senior Secured Asset-Based Revolving Credit Facility

In connection with the completion of the Newport Merger, the Company also entered into an asset-based credit agreement with Deutsche Bank AG New York Branch, as administrative agent and collateral agent, the other borrowers from time to time party thereto, and the lenders and letters of credit issuers from time to time party thereto (the “ABL Facility”), that provides senior secured financing of up to $50,000, subject to a borrowing base limitation. The borrowing base for the ABL Facility at any time equals the sum of: (a) 85% of certain eligible accounts; plus (b) subject to certain notice and field examination and appraisal requirements, the lesser of (i) the lesser of (A) 65% of the lower of cost or market value of certain eligible inventory and (B) 85% of the net orderly liquidation value of certain eligible inventory and (ii) 30% of the borrowing base; minus (c) reserves established by the administrative agent; provided that until the administrative agent’s receipt of a field examination of accounts receivable the borrowing base shall be equal to 70% of the book value of certain eligible accounts. The ABL Facility includes borrowing capacity in the form of letters of credit up to $15,000. The Company has not drawn against the ABL Facility as of June 30, 2018.

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

In addition to paying interest on outstanding principal under the ABL Facility, the Company is required to pay a commitment fee in respect of the unutilized commitments thereunder. The initial commitment fee is 0.375% per annum. The total commitment fees recognized in interest expense for the three and six months ended June 30, 2018, were immaterial. Commencing with the completion of the first fiscal quarter ending after the closing of the ABL Facility, the commitment fee is subject to downward adjustment based on the amount of average unutilized commitments for the three month period immediately preceding such adjustment date. The Company must also pay customary letter of credit fees and agency fees.

Lines of Credit and Short-Term Borrowing Arrangements

One of the Company’s Japanese subsidiaries has lines of credit and short-term borrowing arrangements with two financial institutions, which arrangements generally expire and are renewed at three month intervals. The lines of credit provided for aggregate borrowings as of June 30, 2018 of up to an equivalent of $20,779 U.S. dollars. One of the borrowing arrangements has an interest rate based on the Tokyo Interbank Offer Rate at the time of borrowing and the other has an interest rate based on the Japanese Short-Term Prime Lending Rate. Total borrowings outstanding under these arrangements were $6,795 at June 30, 2018. There were no borrowings outstanding under these arrangements at December 31, 2017.

The Company assumed various revolving lines of credit and a financing facility with the completion of the Newport Merger. These revolving lines of credit and financing facility have no expiration date and provided for aggregate borrowings as of June 30, 2018 of up to an equivalent of $11,293 U.S. dollars. These lines of credit have a base interest rate of 1.25% plus a Japanese Yen overnight LIBOR rate. Total borrowings outstanding under these arrangements were $5,067 and $2,965 at June 30, 2018 and December 31, 2017.

One of the Company’s Austrian subsidiaries has various outstanding loans from the Austrian government to fund research and development. These loans are unsecured and do not require principal repayment as long as certain conditions are met. Interest on these loans is payable semi-annually. The interest rates associated with these loans range from 0.75% to 2.00%.

	June 30, 2018	December 31, 2017
Short-term debt:
Japanese lines of credit	$11,862	$2,750
Japanese receivables financing facility	—	215
Austrian loans due through March 2019	646	—
Other debt	3	7

	$12,511	$2,972

	June 30, 2018	December 31, 2017
Long-term debt:
Austrian loans due through March 2020	$50	$714
Term Loan Facility, net(1)	342,046	389,279

	$342,096	$389,993

(1)	Net of deferred financing fees, original issuance discount and repricing fee of $6,418 and $9,185 as of June 30, 2018 and December 31, 2017, respectively.

The Company recognized interest expense of $9,352 and $15,829 for the six months ended June 30, 2018 and 2017, respectively.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Contractual maturities of the Company’s debt obligations as of June 30, 2018 are as follows:

Year	Amount
2018 (remaining)	$11,877
2019	634
2020	50
2021	—
2022	—
Thereafter	348,464

11)	Product Warranties

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

Product warranty activities were as follows:

	Six Months Ended June 30,
	2018	2017
Beginning of period	$10,104	$8,261
Provision for product warranties	8,484	7,555
Direct and other charges to warranty liability	(7,328)	(6,084)

End of period(1)	$11,260	$9,732

(1)

Short-term product warranty of $10,846 and long-term product warranty of $414 as of June 30, 2018, are included within other current liabilities and other liabilities, respectively, within the accompanying condensed consolidated balance sheet. Short-term product warranty of $9,293 and long-term product warranty of $439 as of June 30, 2017, are included within other current liabilities and other liabilities, respectively, within the accompanying condensed consolidated balance sheet.

12)	Income Taxes

The Tax Cuts and Jobs Act (“the Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The Company is applying SAB 118 when accounting for the enactment effects of the Act. As of June 30, 2018, the Company has not completed the accounting for all of the tax effects of the Act; however provisional estimates have been recorded.

For the quarter ended June 30, 2018, the Company recognized a tax benefit of $659 from an adjustment of the provisional estimates recorded for the Act and included these adjustments as a component of income tax expense from continuing operations. The calculations will continue to be refined and adjusted as additional analysis is completed and more guidance is issued. These future adjustments could be material to income tax expense.

The global intangible low-taxed income (“GILTI”) provision from the Act subjects a U.S. shareholder to current tax on GILTI earned by certain foreign subsidiaries. Under FASB Staff Q&A, Topic 740 No. 5, the Company has elected to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred. The Company expects to incur GILTI tax for the year ended December 31, 2018. The estimate for this GILTI tax, net of foreign tax credits, increased the Company’s effective tax rate for 2018 by approximately 1.0%.

The Company’s effective tax rate for the three and six months ended June 30, 2018 was 17.3% and 17.2%, respectively. The effective tax rate for the three and six months ended June 30, 2018, and related income tax expense, was lower than the U.S. statutory tax rate mainly due to the geographic mix of income earned by the Company’s international subsidiaries being taxed at rates lower than the U.S. statutory tax rate, windfall benefits of stock compensation, and the new deduction for foreign derived intangible income from the Act offset by the tax effects of the new provision for global intangible low taxed income from the Act and state income taxes.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The effective tax rate for the three and six months ended June 30, 2017 was lower than the U.S. statutory tax rate mainly due to the impact of lower tax rates on foreign income, the deduction for domestic production activities and windfall benefits of stock compensation.

As of June 30, 2018 and December 31, 2017, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $28,961 and $27,345, respectively. As of June 30, 2018, if these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of $21,491, excluding interest and penalties, would impact the Company’s effective tax rate. The Company accrues interest expense, and if applicable, penalties, for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. As of June 30, 2018 and December 31, 2017, the Company had accrued interest on unrecognized tax benefits of approximately $572 and $327, respectively.

Over the next 12 months it is reasonably possible that the Company may recognize approximately $1,920 of previously net unrecognized tax benefits, excluding interest and penalties, related to various U.S. federal, state and foreign tax positions primarily as a result of the expiration of certain statutes of limitations.

The Company and its subsidiaries are subject to examination by U.S. federal, state and foreign tax authorities. The United States Internal Revenue Service commenced an examination of our U.S. federal income tax filings for tax years 2015 and 2016 during the quarter ended September 30, 2017. This audit was effectively settled during the quarter ended March 31, 2018, and the impact was not material. During the quarter ended March 31, 2018, the Company received notification from the United States Internal Revenue Service of their intent to audit its U.S. subsidiary, Newport Corporation, for tax year 2015. This audit commenced during the quarter ended June 30, 2018. The U.S. statute of limitations remains open for tax years 2014 through present. The statute of limitations for the Company’s tax filings in other jurisdictions varies between fiscal years 2012 through present. We also have certain federal credit carry-forwards and state tax loss and credit carry-forwards that are open to examination for tax years 2000 through the present.

13)	Pension Plans

As a result of the acquisition of Newport, the Company has assumed all assets and liabilities of Newport’s defined benefit pension plans, which covers substantially all of its full-time employees in France, Germany, Israel and Japan. In addition, there are certain pension liabilities relating to former employees in the United Kingdom. The German plan is unfunded, as permitted under the plan and applicable laws. The net periodic benefit costs were immaterial for both the three and six month periods ended June 30, 2018 and 2017. The Company’s contributions to these plans for both the three and six month periods ended June 30, 2018 and 2017, as required by local pension accounting laws, were immaterial.

14)	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income	$122,862	$120,440	$227,983	$185,500

Denominator:
Shares used in net income per common share – basic	54,719,000	54,178,000	54,571,000	53,973,000
Effect of dilutive securities:
Restricted stock units, stock appreciation rights and shares issued under employee stock purchase plan	555,000	823,000	709,000	1,006,000

Shares used in net income per common share – diluted	55,274,000	55,001,000	55,280,000	54,979,000

Net income per common share:
Basic	$2.25	$2.22	$4.18	$3.44
Diluted	$2.22	$2.19	$4.12	$3.37

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

For the three and six months ended June 30, 2018, there were approximately 99,000 and 49,000 weighted-average restricted stock units, respectively, that would have had an anti-dilutive effect on EPS, and would thus need to be excluded from the computation of diluted weighted-average shares.

For the three and six months ended June 30, 2017, there were approximately 800 and 5,000 weighted-average restricted stock units, respectively, that would have had an anti-dilutive effect on EPS, and would thus need to be excluded from the computation of diluted weighted-average shares.

15)	Stockholders’ Equity

Share Repurchase Program

On July 25, 2011, the Company’s Board of Directors approved a share repurchase program for the repurchase of up to an aggregate of $200,000 of its outstanding common stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means. The timing and quantity of any shares repurchased will depend upon a variety of factors, including business conditions, stock market conditions and business development activities, including, but not limited to, merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice. The Company has repurchased approximately 1,770,000 shares of common stock for approximately $52,000 pursuant to the program since its adoption. During the three and six months ended June 30, 2018 and 2017, there were no repurchases of common stock.

Cash Dividends

Holders of the Company’s common stock are entitled to receive dividends when they are declared by the Company’s Board of Directors. The Company’s Board of Directors declared a cash dividend of $0.18 per share during the first quarter of 2018 and $0.20 per share during the second quarter of 2018, which totaled $20,750 or $0.38 per share. The Company’s Board of Directors declared a cash dividend of $0.175 per share during the first and second quarters of 2017, which totaled $18,903 or $0.35 per share.

On July 30, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share to be paid on September 7, 2018 to shareholders of record as of August 27, 2018. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of the Company’s Board of Directors. In addition, under the terms of the Company’s senior secured Term Loan Facility and its senior secured asset-based revolving credit facility, the Company may be restricted from paying dividends under certain circumstances.

16)	Stock-Based Compensation

The Company grants restricted stock units (“RSUs”) to employees and directors under the 2014 Stock Incentive Plan (the “2014 Plan”). The 2014 Plan is administered by the Compensation Committee of the Company’s Board of Directors. The 2014 Plan is intended to attract and retain employees and directors, and to provide an incentive for these individuals to assist the Company to achieve long-range performance goals and to enable these individuals to participate in the long-term growth of the Company.

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

During the six months ended June 30, 2018, the Company granted 259,597 RSUs with a weighted average grant date fair value of $112.56. During the six months ended June 30, 2017, the Company granted 376,081 RSUs with a weighted average grant date fair value of $67.13. There were no SARs granted during the six months ended June 30, 2018 or 2017.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The total stock-based compensation expense included in the Company’s consolidated statements of income and comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenues	$1,489	$1,187	$2,494	$2,117
Research and development expense	819	827	1,541	1,572
Selling, general and administrative expense	4,058	4,193	12,757	11,300

Total pre-tax stock-based compensation expense	$6,366	$6,207	$16,792	$14,989

At June 30, 2018, the total compensation expense related to unvested stock-based awards granted to employees and directors under the 2014 Plan that had not been recognized was $30,447, net of estimated forfeitures. The future compensation expense is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures except for retirement eligible employees in which the Company expenses the fair value of the grant in the period the grant is issued. The Company considers many factors when estimating expected forfeitures, including types of awards and historical experience. Actual results and future changes in estimates may differ substantially from the Company’s current estimates.

The following table presents the activity for RSUs under the Plan:

	Six Months Ended June 30, 2018
	Outstanding RSUs	Weighted Average Grant Date Fair Value
RSUs – beginning of period	943,379	$47.57
Accrued dividend shares	31	$115.65
Granted	259,597	$112.56
Vested	(478,238)	$44.21
Forfeited	(33,889)	$60.77

RSUs – end of period	689,880	$73.71

The following table presents the activity for SARs under the Plan:

	Six Months Ended June 30, 2018
	Outstanding SARs	Weighted Average Grant Date Fair Value
SARs – beginning of period	282,907	$28.62
Exercised	(79,767)	$28.91
Forfeited or expired	(1,950)	$29.00

SARs Outstanding – end of period	201,190	$28.50

17)	Business Segment, Geographic Area, Product and Significant Customer Information

The Company is a global provider of instruments, subsystems and process control solutions that measure, monitor, deliver, analyze, power and control critical parameters of advanced manufacturing processes to improve process performance and productivity for its customers. The Company’s products are derived from its core competencies in pressure measurement and control, flow measurement and control, gas and vapor delivery, gas composition analysis, residual gas analysis, leak detection, control technology, ozone generation and delivery, power, reactive gas generation, vacuum technology, lasers, photonics, sub-micron positioning, vibration control, and optics. The Company also provides services related to the maintenance and repair of its products, installation services and training. The Company’s primary served markets are manufacturers of capital equipment for semiconductor manufacturing, industrial technologies, life and health sciences, as well as research and defense.

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

The following are net revenues by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Vacuum & Analysis	$368,328	$309,961	$716,672	$587,945
Light & Motion	204,812	170,796	410,743	329,965

	$573,140	$480,757	$1,127,415	$917,910

The following is a reconciliation of segment gross profit to consolidated net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gross profit by reportable segment:
Vacuum & Analysis	$171,082	$139,867	$329,582	$268,790
Light & Motion	103,795	79,716	208,150	156,340

Total gross profit by reportable segment	274,877	219,583	537,732	425,130
Operating expenses:
Research and development	36,504	33,680	71,361	66,962
Selling, general and administrative	76,559	71,979	159,508	146,199
Acquisition and integration costs	(1,168)	790	(1,168)	2,232
Restructuring	790	2,064	2,010	2,586
Asset impairment	—	6,719	—	6,719
Environmental Costs	—	—	1,000	—
Amortization of intangible assets	10,901	11,468	22,091	23,969

Income from operations	151,291	92,883	282,930	176,463

Gain on sale of business	—	74,856	—	74,856
Interest and other expense, net	2,747	9,767	7,644	16,062

Income before income taxes	148,544	157,972	275,286	235,257
Provision for income taxes	25,682	37,532	47,303	49,757

Net income	$122,862	$120,440	$227,983	$185,500

The following is capital expenditures by reportable segment for the three and six months ended June 30, 2018 and 2017:

	Vacuum & Analysis	Light & Motion	Total
Three Months Ended June 30, 2018:
Capital expenditures	$6,972	$5,456	$12,428

Six Months Ended June 30, 2018:
Capital expenditures	$13,169	$8,649	$21,818

Three Months Ended June 30, 2017:
Capital expenditures	$3,528	$2,112	$5,640

Six Months Ended June 30, 2017:
Capital expenditures	$5,902	$3,837	$9,739

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The following is depreciation and amortization by reportable segment for the three and six months ended June 30, 2018 and 2017:

	Vacuum & Analysis	Light & Motion	Total
Three Months Ended June 30, 2018:
Depreciation and amortization	$4,968	$14,917	$19,885

Six Months Ended June 30, 2018
Depreciation and amortization	$10,097	$30,280	$40,377

Three Months Ended June 30, 2017:
Depreciation and amortization	$5,097	$15,491	$20,588

Six Months Ended June 30, 2017:
Depreciation and amortization	$10,219	$32,202	$42,421

Total income tax expense is not presented by reportable segment because the necessary information is not available or used by the CODM.

The following are segment assets by reportable segment:

June 30, 2018:	Vacuum & Analysis	Light & Motion	Corporate, Eliminations & Other	Total
Segment assets:
Accounts receivable	$227,639	$127,553	$(15,234)	$339,958
Inventory, net	227,635	157,294	—	384,929

Total segment assets	$455,274	$284,847	$(15,234)	$724,887

December 31, 2017:	Vacuum & Analysis	Light & Motion	Corporate, Eliminations & Other	Total
Segment assets:
Accounts receivable	$201,318	$119,934	$(20,944)	$300,308
Inventory, net	197,831	141,250	—	339,081

Total segment assets	$399,149	$261,184	$(20,944)	$639,389

A reconciliation of segment assets to consolidated total assets is as follows:

	June 30, 2018	December 31, 2017
Total segment assets	$724,887	$639,389
Cash and cash equivalents, restricted cash and investments	641,593	553,976
Other current assets	61,720	53,543
Property, plant and equipment, net	174,054	171,782
Goodwill and intangible assets, net	931,402	957,445
Other assets	39,832	37,883

Consolidated total assets	$2,573,488	$2,414,018

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Geographic

Information about the Company’s operations in different geographic regions is presented in the tables below. Net revenues to unaffiliated customers are based on the location in which the sale originated. Transfers between geographic areas are at tax transfer prices and have been eliminated from consolidated net revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues:
United States	$281,818	$244,649	$558,538	$462,699
Korea	66,983	59,827	120,994	104,705
Japan	54,087	36,865	112,361	74,657
Asia (excluding Korea and Japan)	107,193	91,630	208,577	179,873
Europe	63,059	47,786	126,945	95,976

	$573,140	$480,757	$1,127,415	$917,910

Long-lived assets:(1)	June 30, 2018	December 31, 2017
United States	$132,097	$124,689
Europe	26,622	28,820
Asia	49,078	49,645

	$207,797	$203,154

(1)	Long-lived assets include property, plant and equipment, net and certain other long-term assets, excluding long-term tax related accounts.

Goodwill associated with each of the Company’s reportable segments is as follows:

	June 30, 2018	December 31, 2017
Reportable segment:
Vacuum & Analysis	$197,152	$197,617
Light & Motion	391,566	393,430

Total goodwill	$588,718	$591,047

Worldwide Product Information

Because the reportable segment information above does not reflect worldwide sales of the Company’s products, the Company groups its products into six groups of similar products based upon the similarity of product function. The following table sets forth worldwide net revenue for each group of products:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Analytical and Control Solutions Products	$31,493	$32,801	$65,205	$64,621
Power, Plasma and Reactive Gas Solutions Products	187,765	142,639	354,817	265,439
Vacuum Solutions Products	149,070	134,379	296,650	257,743
Lasers Products	70,663	52,299	145,460	97,243
Optics Products	57,200	50,706	111,579	97,211
Photonics Products	76,949	67,933	153,704	135,653

	$573,140	$480,757	$1,127,415	$917,910

Sales of Analytical and Control Solutions Products; Power, Plasma and Reactive Gas Solutions Products; and Vacuum Solutions Products are included in the Company’s Vacuum & Analysis segment. Sales of Laser Products; Optics Products; and Photonics Products are included in the Light & Motion segment.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Major Customers

The Company had two customers with net revenues greater than 10% of total net revenues in the periods shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
LAM Research Corporation	13.1%	10.8%	12.8%	11.6%
Applied Materials, Inc.	12.9%	13.0%	12.5%	13.0%

18)	Restructuring

During the six months ended June 30, 2018 and 2017, the Company recorded restructuring charges of $2,010 and $2,586, respectively. The restructuring charges for the six months ended June 30, 2018 primarily related to severance costs related to streamlining and consolidating certain administrative functions. The restructuring charges for the six months ended June 30, 2017 relate to the restructuring of one of the Company’s international facilities and the consolidation of certain sales offices.

Restructuring activities were as follows:

	Six Months Ended June 30,
	2018	2017
Beginning of period	$3,244	$540
Charged to expense	2,010	2,586
Payments and adjustments	(2,727)	(586)

End of period	$2,527	$2,540

19)	Commitments and Contingencies

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

On July 27, 2017, plaintiffs filed a second amended complaint, which names as defendants certain former directors of Newport. On August 8, 2017, the Court dismissed the Company and Newport from the action pursuant to stipulations among the parties. The second amended complaint alleges that the directors breached their fiduciary duties to Newport’s stockholders by agreeing to sell Newport through an inadequate and unfair process, which led to inadequate and unfair consideration, and by omitting material information from the proxy statement. The second amended complaint seeks monetary damages, including pre- and post-judgment interest. On September 1, 2017 the Newport directors filed a motion to dismiss the second amended complaint, which plaintiffs opposed. The Court held a hearing on the motion to dismiss on December 7, 2017. On January 5, 2018, the Court entered an order denying the motion to dismiss. The Newport directors answered the second amended complaint, denying the material allegations of the complaint and asserting defenses, on February 20, 2018. On May 17, 2018, plaintiff Hubert C. Pincon filed a motion to certify a putative class of former Newport stockholders and appoint Mr. Pincon as the sole representative of the proposed class. On June 11, 2018, plaintiff Dixon Chung was voluntarily dismissed from the litigation. On July 3, 2018, Mr. Pincon filed an amended motion for class certification seeking to have purported class member Locals 302 and 612 of the International Union of Operating Engineers-Employers Construction Industry Retirement Trust appointed as an additional class representative.

On May 23, 2018, the Company received a third-party subpoena duces tecum requesting documents and a deposition on various topics in the state of Massachusetts. The Company served plaintiffs with objections and responses to the subpoena on June 6, 2018. Discovery negotiations are ongoing.

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

Overview

We are a global provider of instruments, subsystems and process control solutions that measure, monitor, deliver, analyze, power and control critical parameters of advanced manufacturing processes to improve process performance and productivity. Our products are derived from our core competencies in pressure measurement and control, flow measurement and control, gas and vapor delivery, gas composition analysis, residual gas analysis, leak detection, control technology, ozone generation and delivery, power, reactive gas generation, vacuum technology, lasers, photonics, sub-micron positioning, vibration control, and optics. We also provide services relating to the maintenance and repair of our products, installation services and training.

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

Our primary served markets are manufacturers of capital equipment for semiconductor manufacturing, industrial technologies, life and health sciences, as well as research and defense. We have a diverse base of customers. Approximately 58% of our net revenues for both the six months ended June 30, 2018 and 2017 were from sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers.

Approximately 42% of our net revenues for both the six months ended June 30, 2018 and 2017 were from other advanced manufacturing applications. These include, but are not limited to, industrial technologies, life and health sciences, and research and defense.

Net revenues from semiconductor capital equipment manufacture and semiconductor device manufacture customers increased by $54 million, or 19%, for the three months ended June 30, 2018, compared to the same period in the prior year. This increase was comprised of an increase in net semiconductor revenues of $51.0 million in the Vacuum & Analysis segment and $3.0 million in the Light & Motion segment. These increases were primarily due to volume increases from our semiconductor customers. Net revenues from semiconductor capital equipment manufacture and semiconductor device manufacture customers increased by $119 million, or 22%, for the six months ended June 30, 2018, compared to the same period in the prior year. This increase was comprised of an increase in net semiconductor revenues from the Vacuum & Analysis segment of $108 million and an increase from the Light & Motion segment of $11.0 million. These increases were primarily due to volume increases from our semiconductor customers.

The semiconductor capital equipment industry is experiencing a moderation in capital spending in the near term and therefore we expect to see a similar moderation on our semiconductor revenue in the third quarter of 2018. The semiconductor capital equipment industry is subject to rapid demand shifts, which are difficult to predict, and we are uncertain as to the timing or extent of future demand or any future weakness in the semiconductor capital equipment industry.

Net revenues from customers in other advanced markets, which exclude semiconductor capital equipment and semiconductor device product applications, increased by $38.5 million, or 19%, for the three months ended June 30, 2018, compared to the same period in the prior year. This increase was comprised of an increase in net revenues from customers in other advanced markets of $30.9 million in the Light & Motion segment and $7.6 million in the Vacuum & Analysis segment. Net revenues from customers in other advanced markets increased by $90.6 million, or 23%, for the six month period ended June 30, 2018, compared to the same period in the prior year. This increase was comprised of an increase in net revenues from customers in other advanced markets of $69.6 million in the Light & Motion segment and $21.0 million in the Vacuum & Analysis segment. The increases for the three and six months ended June 30, 2018 were mainly due to volume increases from customers in the industrial technologies market. Revenues from customers in other advanced markets are made up of many different markets including electronic thin film, life and health sciences, industrial technologies, and research and defense.

A significant portion of our net revenues is from sales to customers in international markets. For both six month periods ended June 30, 2018 and 2017, international net revenues accounted for approximately 50% of our total net revenues. A significant portion of our international net revenues was from South Korea, Japan, Germany, Israel and China. We expect that international net revenues will continue to represent a significant percentage of our total net revenues. Long-lived assets located in the United States were $132 million and $125 million as of June 30, 2018 and December 31, 2017, respectively, excluding goodwill and intangibles, and long-term tax-related accounts. Long-lived assets located outside of the United States were $76 million and $78 million as of June 30, 2018 and December 31, 2017, respectively, excluding goodwill and intangibles, and long-term tax-related accounts.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. There have been no material changes in our critical accounting policies since December 31, 2017, other than the adoption of Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASC 606”) as outlined below.

We adopted ASC 606 on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for the six months ended June 30, 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605).

We have recorded a net increase to opening retained earnings of $1.8 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606, with the impact primarily related to its service business and certain custom products. The impact to revenues for the quarter ended June 30, 2018 was immaterial as a result of applying ASC 606.

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

Revenue under ASC 606 is recognized when or as obligations under the terms of a contract with our customer has been satisfied and control has transferred to the customer. The majority of our performance obligations, and associated revenue, are transferred to customers at a point in time, generally upon shipment of a product to the customer or receipt of the product by the customer and without significant judgments. Installation services are not significant and are usually completed in a short period of time (normally less than two weeks) and therefore, recorded at a point in time when the installation services are completed, rather than over time as they are not material. Extended warranty, service contracts, and repair services, which are transferred to the customer over time, are recorded as revenue as the services are performed. For repair services, we make an accrual at quarter end based upon historical repair times within our product groups to record revenue based upon the estimated number of days completed to date, which is consistent with ratable recognition. Customized products with no alternative future use to us, and that have an enforceable right to payment for performance completed to date, are also recorded over time. We consider this to be a faithful depiction of the transfer to the customer of revenue over time as the work performed daily is primarily ratable over time.

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Performance obligations promised in a contract are identified based on the products or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the product or service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the product or service is separately identifiable from other promises in the contract. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Our normal payment terms are 30 to 60 days but vary by the type and location of our customers and the products or services offered. The time between invoicing and when payment is due is not significant. For certain products or services and customer types, we require payment before the products or services are delivered to the customer. None of our contracts as of June 30, 2018 contain a significant financing component. Contract assets as of January 1 and June 30, 2018 were $3.1 million and $3.3 million, respectively, and included in other current assets.

Contracts with Multiple Performance Obligations

We periodically enter into contracts with our customers in which a customer may purchase a combination of goods and or services, such as products with installation services or extended warranty obligations. These contracts include multiple promises that we evaluate to determine if the promises are separate performance obligations. Once we determine the performance obligations, we then determine the transaction price, which includes estimating the amount of variable consideration to be included in the transaction price, if any. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the method we expect to better predict the amount of consideration to which it will be entitled. There are no constraints on the variable consideration recorded. We then allocate the transaction price to each performance obligation in the contract based on a relative stand-alone selling price charged separately to customers or using an expected cost plus margin method. The corresponding revenues are recognized when or as the related performance obligations are satisfied, which are noted above. Impacts of variable consideration were immaterial during the period.

Deferred Revenues

Our standard assurance warranty period is normally 12 to 24 months. We sell separately-priced service contracts and extended warranty contracts related to certain of our products, especially our laser products. The separately priced contracts generally range from 12 to 60 months. We normally receive payment at the inception of the contract and recognize revenue over the term of the agreement in proportion to the costs expected to be incurred in satisfying the obligations under the contract. We have elected to use the practical expedient related to disclosing the remaining performance obligations as of June 30, 2018, as the majority have a duration of less than one year.

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

For further information about our critical accounting policies, including our revenue recognition policy, please see the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2017 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Results of Operations

The following table sets forth for the periods indicated the percentage of total net revenues of certain line items included in our consolidated statements of operations and comprehensive income data.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues:
Product	89.0%	88.7%	89.3%	88.7%
Services	11.0	11.3	10.7	11.3

Total net revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product revenues	46.5	48.0	46.8	47.6
Cost of service revenues	5.5	6.3	5.5	6.1

Total cost of revenues (exclusive of amortization shown separately below)	52.0	54.3	52.3	53.7
Gross profit	48.0	45.7	47.7	46.3
Research and development	6.4	7.0	6.3	7.3
Selling, general and administrative	13.4	15.0	14.1	15.9
Acquisition and integration costs	(0.2)	0.2	(0.1)	0.3
Restructuring	0.1	0.4	0.2	0.3
Environmental costs	—	—	0.1	—
Asset impairment	—	1.4	—	0.7
Amortization of intangible assets	1.9	2.4	2.0	2.6

Income from operations	26.4	19.3	25.1	19.2
Interest income	0.3	0.1	0.2	0.1
Interest expense	0.7	1.4	0.8	1.7
Gain on sale of business	—	15.6	—	8.2
Other expense, net	0.1	0.7	0.1	0.2

Income from operations before income taxes	25.9	32.9	24.4	25.6
Provision for income taxes	4.5	7.8	4.2	5.4

Net income	21.4%	25.1%	20.2%	20.2%

Net Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017
Product	$510.0	$426.3	$1,006.7	$814.3
Service	63.1	54.4	120.7	103.6

Total net revenues	$573.1	$480.7	$1,127.4	$917.9

Product revenues increased $83.7 million and $192.4 million during the three and six months ended June 30, 2018, respectively, compared to the same period in the prior year. These increases were both primarily attributed to increases in net product revenues from our semiconductor customers of $47.8 million and $104.0 million for the three and six month periods ended June 30, 2018, respectively. The remainder of the increases were attributed to net product revenues from customers in our other advanced markets of $35.9 million and $88.4 million for the three and six months ended June 30, 2018, respectively, primarily from our industrial technologies market.

Service revenues consisted mainly of fees for services related to the maintenance and repair of our products, sales of spare parts, and installation and training. In 2018, we started to record the sales of spare parts in our service revenue and related cost of sales line items rather than in our product revenue and related cost of sales line items. As a result, for the three and six months ended June 30, 2017, we reclassified $5.6 million and $10.6 million, respectively of product revenue for spare parts from product to service revenue. Service revenues increased $8.7 million and $17.1 million during the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year. These increases were primarily attributed to increases in net service revenues from our semiconductor customers of $6.1 million and $14.9 million for the three and six month periods ended June 30, 2018, respectively. The remainder of the increases were attributed to net service revenues from customers in our other advanced markets of $2.6 million and $2.2 million for the three and six months ended June 30, 2018, respectively, primarily from our industrial technologies market.

Total international net revenues, including product and service, were $291.3 million and $568.9 million for the three and six months ended June 30, 2018, respectively, compared to $236.1 million and $455.2 million for the three and six months ended June 30, 2017, respectively. The increases of $55.2 million and $113.7 million in total international net revenues for the three and six months ended June 30, 2018, respectively, compared to the same period in the prior year, were due to increases in net revenues in Japan, Germany, South Korea and China.

The following table sets forth our net revenues by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017
Net revenues:
Vacuum & Analysis	$368.3	$309.9	$716.7	$587.9
Light & Motion	204.8	170.8	410.7	330.0

Total net revenues	$573.1	$480.7	$1,127.4	$917.9

Net revenues from our Vacuum & Analysis segment increased $58.4 million and $128.8 million for the three and six months ended June 30, 2018, respectively, compared to the same period in the prior year. The increases were attributed to increases in net revenues from semiconductor customers of $50.8 million and $107.8 million for the three and six months ended June 30, 2018, respectively, and increases in net revenues from customers in our other advanced markets of $7.6 million and $21.0 million, primarily due to an increase in our industrial technologies market.

Net revenues from our Light & Motion segment increased $34.0 million and $80.7 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year. The increases were attributed to increases in net revenues from customers in our other advanced markets of $30.9 million and $69.6 million for the three and six months ended June 30, 2018, respectively, primarily due to increases in our industrial technologies market. The remainder of the increases were attributed to increases in net revenues from semiconductor customers of $3.1 million and $11.1 million for the three and six months ended June 30, 2018, respectively.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Points Change	2018	2017	% Points Change
Gross profit as a percentage of net revenues:
Product	47.7%	45.9%	1.8%	47.5%	46.4%	1.1%
Service	50.3	44.0	6.3	49.1	45.7	3.4

Total gross profit	48.0%	45.7%	2.3%	47.7%	46.3%	1.4%

Gross profit as a percentage of net product revenues increased by 1.8 percentage points and 1.1 percentage points for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year. These increase were primarily attributed to higher revenue volumes.

Gross profit as a percentage of net service revenues increased by 6.3 percentage points and 3.4 percentage points for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year. These increases were primarily attributed to lower overhead costs.

The following is gross profit as a percentage of net revenues by reportable segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Points Change	2018	2017	% Points Change
Gross profit as a percentage of net revenues:
Vacuum & Analysis	46.4%	45.1%	1.3%	46.0%	45.7%	0.3%
Light & Motion	50.7	46.6	4.1	50.7	47.4	3.3

Total gross profit	48.0%	45.7%	2.3%	47.7%	46.3%	1.4%

Gross profit for our Vacuum & Analysis segment increased by 1.3 percentage points and 0.3 percentage points for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year, primarily due to higher revenue volumes, partially offset by unfavorable product mix.

Gross profit for our Light & Motion segment increased by 4.1 percentage points and 3.3 percentage points for the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year, primarily due to higher revenue volumes and favorable product mix.

Research and Development

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017
Research and development expenses	$36.5	$33.7	$71.4	$67.0

Research and development expenses increased $2.8 million for the three months ended June 30, 2018, compared to the same period in the prior year, primarily due to an increase of $2.0 million of compensation costs and related benefits and $0.7 million of project materials, related to increased investment in research and development activities.

Research and development expenses increased $4.4 million for the six months ended June 30, 2018, compared to the same period in the prior year, primarily due to an increase of $3.3 million in compensation costs and benefits and $1.1 million of project materials, related to increased investment in research and development activities.

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

Selling, General and Administrative

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017
Selling, general and administrative expenses	$76.6	$72.0	$159.5	$146.2

Selling, general and administrative expenses increased by $4.6 million for the three months ended June 30, 2018, compared to the same period in the prior year, primarily due to an increase of $2.7 million of compensation costs and related benefits and $1.8 million of consulting and professional fees.

Selling, general and administrative expenses increased by $13.3 million for the six months ended June 30, 2018, compared to the same period in the prior year, primarily due to an increase of $10.0 million of compensation costs, primarily incentive compensation, and related benefits, $2.0 million of consulting and professional fees and $0.8 million in information technology related expenses.

Acquisition and Integration Costs

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017
Acquisition and integration costs	$(1.2)	$0.8	$(1.2)	$2.2

We recorded acquisition and integration costs related to the Company’s acquisition of Newport Corporation in April 2016 (the “Newport Merger”) during the three and six months ended June 30, 2017. During the second quarter of 2018, we reversed a portion of these costs related to severance agreement provisions that were not met.

Restructuring

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017
Restructuring	$0.8	$2.1	$2.0	$2.6

We recorded restructuring costs during the three and six months ended June 30, 2018, primarily comprised of severance costs related to transferring a portion of our shared services functions to a third party as well as the consolidation of certain shared service functions in the United States and Asia. We recorded restructuring costs during the three and six months ended June 30, 2017, primarily related to the restructuring of one of our international facilities and the consolidation of sales offices.

Environmental Costs

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017
Environmental costs	$—	$—	$1.0	$—

We recorded $1.0 million of environmental costs during the first quarter of 2018 related to a U.S. Environmental Protection Agency-designated Superfund site acquired as part of the Newport Merger.

Asset Impairment

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017
Asset impairment	$—	$6.7	$—	$6.7

We recorded $6.7 million of asset impairment charges for the three and six months ended June 30, 2017 due to the consolidation of two manufacturing plants. These charges primarily related to the write-off of certain goodwill and intangible assets.

Amortization of Intangible Assets

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017
Amortization of intangible assets	$10.9	$11.5	$22.1	$24.0

Amortization of intangible assets decreased by $0.6 million and $1.9 million during the three and six months ended June 30, 2018, respectively, compared to the same periods in the prior year, due to certain intangible assets becoming fully amortized.

Interest (Expense), Net

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017
Interest expense, net	$2.5	$6.5	$6.8	$14.8

Interest expense, net, decreased by $4.0 million and $8.0 million for the three and six months ended June 30, 2018, respectively. The decreases for the three and six month periods ended June 30, 2018 were due primarily to principal prepayments of $225.0 million since the first quarter of 2017 and repricings of our Term Loan Facility (as defined in Note 10 in the financial statements).

Gain on Sale of Business

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017
Gain on sale of business	$—	$74.9	$—	$74.9

We recorded a $74.9 million gain for the three and six months ended June 30, 2017 on the sale of our Data Analytics Solutions business during the second quarter of 2017.

Other Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017
Other expense, net	$0.3	$3.3	$0.9	$1.3

The changes in other expense, net for the three and six months ended June 30, 2018 and 2017, respectively, primarily related to changes in foreign exchange rates.

Provision for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2018	2017	2018	2017
Provision for income taxes	$25.7	$37.5	$47.3	$49.8

Our effective tax rate for the three and six months ended June 30, 2018 was 17.3% and 17.2%, respectively. The effective tax rate in 2018 and related income tax expense, was impacted by the Tax Cuts and Jobs Act (the “Act”) which was enacted into law on December 22, 2017. We account for income tax effects resulting from changes in tax laws in accordance with the authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted and that the effects are recorded as a component of provision for income taxes from continuing operations. As a result, we recorded provisional amounts as of December 31, 2017 related to the one-time transition tax and the change in U.S. net deferred tax liabilities resulting from the change in the U.S. statutory rate resulting from the enactment of the Act in accordance with Staff Accounting Bulletin 118 (“SAB 118”). The provisional amounts associated with the Act were adjusted in the period ended June 30, 2018 and resulted in a decrease to our effective tax rate. We expect to finalize the provisional amounts when we file our 2017 tax returns in October 2018. The reduction in the corporate tax rate from 35% for 2017 to 21% for 2018, as a result of the Act, also impacted our effective tax rate and tax expense in the period ending June 30, 2018, as compared to June 30, 2017. In addition, the effective tax rate in the period ending June 30, 2018 was lower than the U.S. statutory rate due to foreign earnings taxed at lower rates, windfall benefits of stock compensation and the new deduction for foreign derived intangible income from the Act offset by the tax effect of the new provision for global intangible low taxed income from the Act and state income taxes.

The effective tax rate for the three and six months ended June 30, 2017 was lower than the U.S. statutory tax rate mainly due to the impact of lower tax rates on foreign income, the deduction for domestic production activities and windfall stock compensation tax benefit.

At June 30, 2018, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $29.0 million. At December 31, 2017, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $27.3 million. The net increase from December 31, 2017 was primarily attributable to the addition of reserves for state taxes and certain non-U.S. items offset by decreases from settlement of a U.S. Internal Revenue Service audit. At June 30, 2018, excluding interest and penalties, there were $21.5 million of net unrecognized tax benefits that, if recognized, would impact our annual effective tax rate. We accrue interest and, if applicable, penalties for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. As of June 30, 2018 and December 31, 2017, we had accrued interest on unrecognized tax benefits of approximately $0.6 million and $0.3 million, respectively.

Over the next 12 months it is reasonably possible that we may recognize approximately $1.9 million of previously net unrecognized tax benefits, excluding interest and penalties, related to federal, state and foreign tax positions as a result of the expiration of statutes of limitation. The U.S. statute of limitations remains open for tax years 2014 through present. The statute of limitations for our tax filings in other jurisdictions varies between fiscal years 2012 through the present. We also have certain federal credit carry-forwards and state tax loss and credit carry-forwards that are open to examination for tax years 2000 through the present.

We are subject to examination by U.S. federal, state and foreign tax authorities. The U.S. Internal Revenue Service commenced an examination of our U.S. federal income tax filings for tax years 2015 and 2016 during the quarter ended September 30, 2017. This audit was effectively settled during the quarter ended March 31, 2018. During the quarter ended March 31, 2018 we received notification from the U.S. Internal Revenue Service of their intent to audit our U.S. subsidiary, Newport Corporation, for tax year 2015. This audit commenced during the quarter ended June 30, 2018.

On a quarterly basis, we evaluate both positive and negative evidence that affects the realizability of net deferred tax assets and assess the need for a valuation allowance. The future benefit to be derived from our deferred tax assets is dependent upon our ability to generate sufficient future taxable income in each jurisdiction of the right type to realize the assets.

Our future effective tax rate depends on various factors, including further interpretations and guidance from U.S. federal and state governments on the impact of the enactment of the Act, including the adoption of the proposed regulations on the transition tax issued by the U.S. Internal Revenue Service on July 31, 2018, as well as the geographic composition of our pre-tax income, and changes in tax reserves for unrecognized tax benefits. We monitor these factors and timely adjust our estimates of the effective tax rate accordingly. We expect that the geographic mix of pre-tax income will continue to have a favorable impact on our effective tax rate, however the geographic mix of pre-tax income can change based on multiple factors resulting in changes to the effective tax rate in future periods. The effective tax rate in 2018 could be affected by adjustments to the provisional amounts recorded under the guidance of SAB 118 for the one-time transition tax and the revaluation of deferred tax assets and liabilities due to the U.S. statutory rate change in 2017. While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from our accrued positions as a result of uncertain and complex application of tax law and regulations. Additionally, the recognition and measurement of certain tax benefits include estimates and judgment by management. Accordingly, we could record additional provisions or benefits for U.S. federal, state, and foreign tax matters in future periods as new information becomes available.

Liquidity and Capital Resources

Cash and cash equivalents, restricted cash and short-term marketable investments totaled $631.1 million at June 30, 2018, compared to $543.3 million at December 31, 2017.

Net cash provided by operating activities was $182.4 million for the six months ended June 30, 2018 and resulted from net income of $228.0 million, which included non-cash charges of $72.6 million, offset by a net increase in working capital of $118.2 million. The net increase in working capital was primarily due to an increase in inventories of $59.5 million and an increase in accounts receivable of $42.5 million, related to an increase in business activities, a decrease in accrued compensation of $15.9 million, as year-end bonuses were paid during the first quarter of 2018, a decrease in income taxes of $11.4 million and an increase in other current and non-current assets of $4.3 million. These increases in working capital were offset by an increase in other current and non-current liabilities of $9.9 million and an increase in accounts payable of $5.6 million.

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

Net cash used in investing activities was $16.5 million for the six months ended June 30, 2018, due to purchases of production-related equipment of $21.8 million, offset by net sales and maturities of short-term investments of $5.3 million. Net cash provided by investing activities was $103.7 million for the six months ended June 30, 2017, due to proceeds received from the sale of our Data Analytics Solutions business of $72.5 million and net sales and maturities of short-term investments of $40.9 million, offset by purchases of production-related equipment of $9.7 million.

Net cash used in financing activities was $74.9 million for the six months ended June 30, 2018, and resulted from partial repayment of the Term Loan Facility of $50.0 million, dividend payments made to common stockholders of $20.8 million and net payments related to tax payments for employee stock awards of $13.0 million, partially offset by net borrowings relating to our lines of credit of $8.9 million. Net cash used in financing activities was $86.1 million for the six months ended June 30, 2017, and resulted primarily from partial repayment of the Term Loan Facility of $53.1 million, net payments on short-term borrowings, primarily short-term lines of credit of $0.7 million, dividend payments made to common stockholders of $18.9 million and net payments related to tax payments for employee stock awards of $13.4 million.

On July 25, 2011, our Board of Directors approved a share repurchase program for the repurchase of up to an aggregate of $200 million of our outstanding common stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means. The timing and quantity of any shares repurchased depends upon a variety of factors, including business conditions, stock market conditions and business development activities, including but not limited to merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice. We have repurchased approximately 1,770,000 shares of common stock for approximately $52.0 million pursuant to the program since its adoption. During the six months ended June 30, 2018 and 2017, there were no repurchases of common stock.

Holders of our common stock are entitled to receive dividends when and if they are declared by our Board of Directors. Our Board of Directors declared a cash dividend of $0.18 per share during the first quarter of 2018 and $0.20 per share during the second quarter of 2018, which totaled $20.8 million or $0.38 per share. Our Board of Directors declared a cash dividend of $0.175 per share during the first and second quarters of 2017, which totaled $18.9 million or $0.35 per share.

On July 30, 2018, the our Board of Directors declared a quarterly cash dividend of $0.20 per share to be paid on September 7, 2018 to shareholders of record as of August 27, 2018. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of our Board of Directors. In addition, under the terms of the our senior secured Term Loan Facility and our senior secured asset-based revolving credit facility, we may be restricted from paying dividends under certain circumstances.

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

In September 2016, we entered into an interest rate swap agreement, which has a maturity date of September 30, 2020, to fix the rate on $335.0 million of the then-outstanding balance under the Credit Agreement. The rate is fixed at 1.198% per annum plus the applicable credit spread, which was 1.75% at June 30, 2018. At June 30, 2018, the notional amount of the interest rate swap agreement was $305.0 million.

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

In April 2018, we entered into Amendment No. 4 (the “Repricing Amendment 4”) to the Credit Agreement by and among the Company, the Lenders and Barclays Bank PLC, as administrative agent and collateral agent for the Lenders. The Repricing Amendment 4 decreased the applicable margin for our term loan under the Credit Agreement to 1.75% for LIBOR rate loans, with a LIBOR rate floor of 0.75%. The margin for base rate borrowings decreased to 0.75% with a base rate floor of 1.75%. The period during which a prepayment premium may be required for a Repricing Transaction was reset to six months after the effective date of the Repricing Amendment 4.

In July 2017, August 2017, November 2017 and March 2018 we voluntarily prepaid $50.0 million, $75.0 million, $50.0 million and $50.0 million, respectively, of principal under the Credit Agreement. As of June 30, 2018, after total principal prepayments of $425.0 million and regularly scheduled principal payments of $6.5 million, the total outstanding principal balance was $348.5 million. The interest rate as of June 30, 2018 was 3.7%.

We incurred $28.7 million of deferred finance fees, original issue discount and repricing fees related to the term loans under the Term Loan Facility, which are included in long-term debt in the accompanying consolidated balance sheets and are being amortized to interest expense over the estimated life of the term loans using the effective interest method. A portion of these fees have been accelerated in connection with the various debt prepayments during 2016, 2017 and 2018. As of June 30, 2018, the remaining balance of the deferred finance fees, original issue discount and repricing fees related to the Term Loan Facility was $6.4 million.

Under the Credit Agreement, we are required to prepay outstanding term loans, subject to certain exceptions, with portions of our annual excess cash flow as well as with the net cash proceeds of certain asset sales, certain casualty and condemnation events and the incurrence or issuance of certain debt. We are also required to make scheduled quarterly payments each equal to 0.25% of the principal amount of the term loan, less the amount of certain voluntary and mandatory repayments after such date, with the balance due on the seventh anniversary of the closing date. As a result of making total prepayments of $425.0 million through June 30, 2018 and based on our Total Leverage Ratio, we are no longer required to make any scheduled quarterly principal payments until maturity of the loan.

All obligations under the Term Loan Facility are guaranteed by certain of our domestic subsidiaries, and are secured by substantially all of our assets and the assets of such subsidiaries, subject to certain exceptions and exclusions.

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. If an event of default occurs, the Lenders under the Term Loan Facility will be entitled to take various actions, including the acceleration of amounts due under the Term Loan Facility and all actions generally permitted to be taken by a secured creditor. At June 30, 2018, we were in compliance with all covenants under the Credit Agreement.

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

In addition to paying interest on outstanding principal under the ABL Facility, we are required to pay a commitment fee in respect of the unutilized commitments thereunder. The initial commitment fee is 0.375% per annum. The total commitment fees recognized in interest expense for both the three and six months ended June 30, 2018 were immaterial. Commencing with the completion of the first fiscal quarter ending after the closing of the ABL Facility, the commitment fee is subject to downward adjustment based on the amount of average unutilized commitments for the three month period immediately preceding such adjustment date. We must also pay customary letter of credit fees and agency fees.

Lines of Credit and Short-Term Borrowing Arrangements

One of our Japanese subsidiaries has lines of credit and short-term borrowing arrangements with two financial institutions which arrangements generally expire and are renewed at three-month intervals. The lines of credit provide for aggregate borrowings as of June 30, 2018, of up to an equivalent of $20.8 million U.S. dollars. One of the borrowing arrangements has an interest rate based on the Tokyo Interbank Offer Rate at the time of borrowing and the other has an interest rate based on the Japanese Short-Term Prime Lending Rate. Total borrowings outstanding under these arrangements were $6.8 million at June 30, 2018. There were no borrowings outstanding under these arrangements at December 31, 2017.

We assumed various revolving lines of credit and a financing facility with the completion of the Newport Merger. These revolving lines of credit and financing facility have no expiration date and provide for aggregate borrowings as of June 30, 2018 of up to an equivalent of $11.3 million U.S. dollars. These lines of credit have a base interest rate of 1.25% plus a Japanese Yen overnight LIBOR rate. Total borrowings outstanding under these arrangements were $5.1 million and $3.0 million at June 30, 2018 and December 31, 2017.

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

Contractual Obligations

Since inception of the Credit Agreement, we have made total prepayments of $425.0 million and regularly scheduled principal payments of $6.5 million. The total outstanding principal balance on our Credit Agreement was $348.5 million at June 30, 2018. As a result of making total prepayments of $425.0 million since the inception of the Credit Agreement and based on our Total Leverage Ratio, we are no longer required to make any scheduled principal payments until the maturity date of the loan. There have been no other changes outside the ordinary course of business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recently Issued Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Non-Employee Share-Based Payment Accounting.” This standard is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to nonemployees. This ASU expands the scope of Topic 718 Compensation-Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to nonemployees for goods and services. The provisions of this ASU are effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. We do not expect adoption of this ASU to have a material impact on our consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740).” This standard is an amendment that adopts the language of SAB 118 and aims to address certain circumstances that may arise for registrants in accounting for the income tax effects of the Act and to address any uncertainty or diversity of views in practice regarding the application of Topic 740 in situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting under Topic 740 for certain income tax effects of the Act for the reporting period in which the Act was enacted. The provisions of this ASU were applied to our December 31, 2017 financial statements. We recorded provisional amounts with respect to the Act at December 31, 2017 and June 30, 2018 and need to complete additional analysis and receive additional guidance from the Internal Revenue Service with respect to provisions of the Act that affect us before the provisional determinations become final. Until we complete our analysis and receive additional guidance, we are not able to determine if the impact of ASU 2018-05 is material to our consolidated financial statements in any period.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This standard requires the recognition of lease assets and liabilities for all leases, with certain exceptions, on the balance sheet. In transition, lessees and lessors have the option to either apply the standard retrospectively through a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption or they can apply the new standard to comparative periods presented. This ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. We have reviewed the requirements of the new standard and have formulated a plan for implementation. We have communicated our approach to our Audit Committee and will provide regular updates as appropriate. We are currently accumulating details on our population of leases. We have selected a software repository to track all of our lease agreements and to assist in the reporting and disclosure requirements required by the standard. We will continue to assess and disclose the impact that this ASU will have on our consolidated financial statements, disclosures and related controls, when known.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information concerning market risk is contained in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on February 28, 2018. As of June 30, 2018, there were no material changes in our exposure to market risk from December 31, 2017.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 27, 2017, plaintiffs filed a second amended complaint, which names as defendants certain former directors of Newport. On August 8, 2017, the Court dismissed the Company and Newport from the action pursuant to stipulations among the parties. The second amended complaint alleges that the directors breached their fiduciary duties to Newport’s stockholders by agreeing to sell Newport through an inadequate and unfair process, which led to inadequate and unfair consideration, and by omitting material information from the proxy statement. The second amended complaint seeks monetary damages, including pre- and post-judgment interest. On September 1, 2017 the Newport directors filed a motion to dismiss the second amended complaint, which plaintiffs opposed. The Court held a hearing on the motion to dismiss on December 7, 2017. On January 5, 2018, the Court entered an order denying the motion to dismiss. The Newport directors answered the second amended complaint, denying the material allegations of the complaint and asserting defenses, on February 20, 2018. On May 17, 2018, plaintiff Hubert C. Pincon filed a motion to certify a putative class of former Newport stockholders and appoint Mr. Pincon as the sole representative of the proposed class. On June 11, 2018, plaintiff Dixon Chung was voluntarily dismissed from the litigation. On July 3, 2018, Mr. Pincon filed an amended motion for class certification seeking to have purported class member Locals 302 and 612 of the International Union of Operating Engineers-Employers Construction Industry Retirement Trust appointed as an additional class representative.

On May 23, 2018, the Company received a third-party subpoena duces tecum requesting documents and a deposition on various topics in the state of Massachusetts. The Company served plaintiffs with objections and responses to the subpoena on June 6, 2018. Discovery negotiations are ongoing.

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

There have been no material changes to the risk factors as described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2017 other than the supplemental risk factor added below.

If significant additional tariffs or other trade restrictions are placed on our products made in China and/or the components that we or our suppliers source from China, our business, financial condition and results of operations may be materially harmed.

General trade tensions between the U.S. and China have been escalating in 2018, with one round of U.S. tariffs on Chinese goods taking effect in July 2018, and a second round expected to be implemented before the end of September 2018. Although we do not anticipate a material impact on our products made in China from the first and second rounds of U.S. tariffs, a third round of tariffs has been proposed by the U.S. In July 2018, the Trump Administration proposed a new list of thousands of categories of goods, including electronics, that could face tariffs of 10%. The Trump Administration subsequently proposed that the third round tariffs be increased from 10% to 25%. If the proposed new tariff list remains unaltered and these additional tariffs are placed on our products made in China and/or the components that we or our suppliers source from China, or any related counter-measures are taken by China, our business, financial condition and results of operations may be materially harmed. We will explore all of our options to reduce the potential impact of these proposed tariffs on our business, including but not limited to, seeking alternative sources for our components, modifying other business practices, raising our prices, and shifting production outside of China. Additionally, the Trump Administration continues to signal that it may alter trade agreements and terms between China and the United States, including limiting trade with China, and may impose additional tariffs on imports from China. Even if the currently proposed tariffs are not imposed on our products or on the components that we or our suppliers source from China, it is possible further tariffs will be imposed on imports of our products or the components used in our products, or that our business will be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing us to seek alternative suppliers, raise prices or make changes to our operations, any of which could materially harm our business, financial condition and results of operations.

ITEM 6.	EXHIBITS.

Exhibit No.	Exhibit Description

+3.1(1)	Restated Articles of Organization of the Registrant

+3.2(2)	Articles of Amendment to Restated Articles of Organization of the Registrant, as filed with the Secretary of State of Massachusetts on May 18, 2001

+3.3(3)	Articles of Amendment to Restated Articles of Organization of the Registrant, as filed with the Secretary of State of Massachusetts on May 16, 2002

+3.4(4)	Amended and Restated By-Laws of the Registrant

+10.1(5)	Amendment No. 4 to Term Loan Credit Agreement, dated as of April 11, 2018, among the Registrant, the other loan parties thereto, Barclays Bank PLC, as administrative agent and collateral agent, and each participating lender party thereto

+*10.2(6)	Transition and Retirement Agreement, dated May 9, 2018, between the Registrant and John R. Abrams

+*10.3(6)	Employment Agreement, effective May 9, 2018, between the Registrant and John Lee

*10.4	Letter Agreement, dated June 5, 2018, between Dennis L. Werth and the Registrant

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+	Previously filed
*	Management contract or compensatory plan arrangement.

(1)	Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-49738) filed with the Securities and Exchange Commission on November 13, 2000.
(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2014.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2018.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MKS INSTRUMENTS, INC.

Date: August 7, 2018	By:	/s/ Seth H. Bagshaw
Seth H. Bagshaw
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)