Form 10-K
period 2018-12-31
MKS INSTRUMENTS INC
filed 2019-02-26
CIK 1049502

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of June 30, 2018 based on the closing price of the registrant’s common stock on such date as reported by the Nasdaq Global Select Market: $5,217,380,580.

Number of shares outstanding of the issuer’s common stock, no par value, as of February 19, 2019: 54,197,726

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for MKS’ Annual Meeting of Stockholders to be held on May 8, 2019 are incorporated by reference into Part III of this Form 10-K.

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

Recent Events

Acquisition of Electro Scientific Industries, Inc.

On February 1, 2019, we completed our previously announced acquisition of Electro Scientific Industries, Inc., an Oregon corporation (“ESI”), pursuant to the Agreement and Plan of Merger (the “ESI Merger”). ESI is an innovator in laser-based manufacturing solutions for micro-machining applications. Micro-machining applications are used extensively in the manufacture of mobile devices, electronic components, thin film devices and semiconductor packaging. At the effective time of the ESI Merger and pursuant to the terms and conditions of the Agreement and Plan of Merger, each share of ESI’s common stock issued and outstanding as of immediately prior to the effective time of the ESI Merger was converted into the right to receive $30.00 per share in cash, without interest and subject to deduction for any required withholding tax. We paid to the former ESI stockholders aggregate consideration of approximately $1 billion, excluding related transaction fees and expenses. We funded the payment of the aggregate consideration with a combination of our available cash on hand and proceeds from our term loan facility described below.

In connection with the completion of the ESI Merger, we entered into an amendment (“Amendment No. 5”) to our Term Loan Credit Agreement with Barclays Bank PLC as administrative agent and collateral agent, that provided additional tranche B-5 term loan commitment in the principal amount of $650.0 million, which we used to partially fund the ESI Merger.

Also, in connection with the completion of the ESI Merger, we terminated our $50.0 million asset-based credit agreement with Deutsche Bank AG New York Branch as administrative and collateral agent, and we entered into an asset-based credit agreement with Barclays Bank PLC, as administrative agent and collateral agent, that provides senior secured revolving credit financing of up to $100.0 million, subject to a borrowing base limitation.

Other Dispositions and Acquisitions

Sale of Data Analytics Solutions Business

In April 2017, we completed the sale of our Data Analytics Solutions business for total proceeds of $72.5 million, net of cash sold and recorded a pre-tax gain of $74.9 million. This business, which had net revenues in 2016 of $12.7 million and was included in our Vacuum & Analysis segment, was no longer a part of our long-term strategic objectives. The business did not qualify as a discontinued operation as this sale did not represent a strategic shift in our business, nor did the sale have a major effect on our operations. Therefore, the results of operations for all periods are included in our income from operations. The assets and liabilities of this business have not been reclassified or segregated in the consolidated balance sheet or consolidated statements of cash flows as the amounts were immaterial.

Acquisition of Newport Corporation

On April 29, 2016, we completed our acquisition of Newport Corporation (“Newport”) pursuant to an Agreement and Plan of Merger dated as of February 22, 2016 (the “Newport Merger”). At the effective time of the Newport Merger, each share of Newport’s common stock issued and outstanding as of immediately prior to the effective time of the Newport Merger was converted into the right to receive $23.00 in cash, without interest and subject to deduction for any required withholding tax. We paid to the former Newport stockholders aggregate consideration of approximately $905 million, excluding related transaction fees and expenses, and repaid approximately $93 million of Newport’s U.S. indebtedness outstanding as of immediately prior to the effective time of the Newport Merger. We funded the payment of the aggregate consideration with a combination of our available cash on hand of approximately $240 million and the proceeds from the senior secured term loan facility in the principal amount of $780 million (see Note 13 to Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K).

Newport was a global supplier of advanced-technology products and systems to customers in the scientific research and defense/security, microelectronics, life and health sciences and industrial manufacturing markets.

Reportable Segments

Effective April 29, 2016, in conjunction with our acquisition of Newport, we changed the structure of our reportable segments based upon our organizational structure and how our Chief Operating Decision Maker utilizes information provided to allocate resources and make decisions. Our two reportable segments are the Vacuum & Analysis segment and the Light & Motion segment. The Vacuum & Analysis segment represents primarily the legacy MKS business and the Light & Motion segment represents the remaining legacy Newport business. With the acquisition of ESI, we will be adding a third segment.

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

Where You Can Find More Information

We file reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to you on the SEC’s internet site at http://www.sec.gov.

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

Markets and Applications

Since our inception, we have focused on satisfying the needs of our customers by establishing long-term collaborative relationships. We have a diverse base of customers and our primary served markets are manufacturers of capital equipment for semiconductor manufacturing, industrial technologies, life and health sciences, as well as research and defense. Approximately 55%, 57% and 56% of our net revenues for the years 2018, 2017 and 2016, respectively, were from sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers.

Approximately 45%, 43% and 44% of our net revenues in the years 2018, 2017 and 2016, respectively, were from advanced manufacturing applications. These include, but are not limited to, industrial technologies, life and health sciences, as well as research and defense.

A significant portion of our net revenues are from sales to customers in international markets. For the years 2018, 2017 and 2016, international net revenues accounted for approximately 51%, 50% and 48% of our total net revenues, respectively. A significant portion of our international net revenues were in South Korea, Japan, Germany and Israel. We expect that international revenues will continue to account for a significant percentage of total net revenues for the foreseeable future, and that in particular, the proportion of our sales to Asian customers will continue to increase, due in large part to our acquisition of ESI, as approximately ninety percent of ESI’s customers are located in Asia. Long-lived assets, located in the United States, were $147 million, $125 million and $123 million as of December 31, 2018, 2017 and 2016, respectively, excluding goodwill and intangibles and long-term tax-related accounts. Long-lived assets, located outside of the United States, were $77 million, $78 million, and $78 million as of December 31, 2018, 2017 and 2016, respectively, excluding goodwill and intangibles and long-term tax-related accounts.

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

Advanced Markets

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

Vacuum &Analysis Segment

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

Vacuum Solutions.    Our Vacuum Solutions Products consist of two primary product offerings: Pressure and Vacuum Measurement Solutions Products and Materials Delivery Solutions Products.

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

Photonics.    Our Photonics Products include optical components, lens assemblies and vibration isolation solutions as well as three-dimensional non-contact measurement sensors and equipment. We also design, develop and manufacture subsystems and subassemblies that integrate our broad portfolio of products and technologies into solutions that meet the specific application requirements of our OEM and select end-user customers. Our Photonics Products also includes our instruments and motion products which includes high-precision motion stages and controls, hexapods, photonics instruments for measurement and analysis, and production equipment for test and measurement customers.

Optics.    Our Optics Products include precision optics, thin-film filters and coatings, replicated mirrors and ruled and holographic diffraction gratings.

Customers

We sell our products to thousands of customers worldwide, in a wide range of end markets. Our largest customers include leading semiconductor capital equipment manufacturers such as Applied Materials, Inc. and Lam Research Corporation. Revenues from our top ten customers accounted for approximately 41%, 43% and 39% of net revenues for the years 2018, 2017 and 2016, respectively. Applied Materials, Inc. accounted for 12%, 13% and 14% and Lam Research Corporation accounted for 11%, 12% and 11% of our net revenues for the years 2018, 2017 and 2016, respectively.

Sales, Marketing, Service and Support

Our worldwide sales, marketing, service and support organization is critical to our strategy of maintaining close relationships with semiconductor capital equipment and device manufacturers and manufacturers of advanced applications. We market and sell our products and services through our global direct sales organization, an international network of independent distributors and sales representatives, our websites and product catalogs. As of December 31, 2018, we had 475 sales employees worldwide, located in the United States, United

Kingdom, China, Japan, Israel, South Korea, Germany, France, Taiwan, Singapore, Netherlands and Italy. We maintain a marketing staff that identifies customer requirements, assists in product planning and specifications, and focuses on future trends in semiconductor and other markets.

As semiconductor device manufacturers have become increasingly sensitive to the significant costs of system downtime, they have required that suppliers offer comprehensive local repair, field service and customer support. Manufacturers require close support to enable them to repair, modify, upgrade and retrofit their equipment to improve yields and adapt new materials or processes. To meet these market requirements, we provide technical support from offices located in China, Germany, Japan, South Korea, Singapore, Taiwan, the United Kingdom, Israel and the United States. We provide repair and calibration services at internal service depots and authorized service providers located worldwide. We typically provide warranties for periods ranging from one to three years, depending upon the type of product, with the majority of our products ranging from one to two years. We typically provide warranty on our repair services for periods ranging from 90 days to up to one year, depending upon the type of repair.

Research and Development

Our products incorporate sophisticated technologies to measure, monitor, deliver, analyze, power and control complex semiconductor and advanced manufacturing processes, thereby enhancing uptime, yield and throughput for our customers. Our products have continuously advanced as we strive to meet our customers’ evolving needs. We have developed, and continue to develop, new products to address industry trends, such as the shrinking of integrated circuit critical dimensions and technology inflections, and, in the flat panel display and solar markets, the transition to larger substrate sizes, which require more advanced process control technology. In addition, we have developed, and continue to develop, products that support the migration to new classes of materials, ultra-thin layers, and 3D structures that are used in small geometry manufacturing. We involve our marketing, engineering, manufacturing and sales personnel in the development of new products in order to reduce the time to market for new products. Our employees also work closely with our customers’ development personnel, helping us to identify and define future technical needs on which to focus research and development efforts. We support research at academic institutions targeted at advances in materials science and semiconductor process development.

As of December 31, 2018, we had 663 research and development employees, primarily located in the United States, France and Israel. Our research and development expenses were $135.7 million, $132.6 million and $110.6 million for the years 2018, 2017 and 2016, respectively. Our research and development efforts include numerous projects, none of which are individually material, and generally have a duration of 3 to 30 months depending upon whether the product is an enhancement of existing technology or a new product. Our current initiatives include projects to enhance the performance characteristics of older products, to develop new products and to integrate various technologies into subsystems.

Manufacturing

Our manufacturing facilities are located in Austria, China, France, Germany, Israel, Italy, South Korea, Mexico, Romania, the United Kingdom and the United States. Manufacturing activities include the assembly and testing of components and subassemblies, which are integrated into our products. We outsource some of our assembly work. We purchase a wide range of electronic, optical, mechanical and electrical components, some of which are designed to our specifications. We consider our lean manufacturing techniques and responsiveness to customers’ significantly fluctuating product demands to be a competitive advantage. As of December 31, 2018, we had 3,109 manufacturing-related employees, located primarily in North America (United States) and Asia (primarily China and Israel).

Backlog

At December 31, 2018, our backlog of unfilled orders for all products and services was $400 million, compared to $464 million at December 31, 2017. The decrease in backlog of $64 million in 2018 compared to

2017 is primarily attributed to a decrease in business levels throughout our company in the second half of 2018. As of December 31, 2018, approximately $391 million of our consolidated backlog was scheduled to be shipped on or before December 31, 2019. In general, we schedule production of our products based upon our customers’ delivery requirements. Our lead times are very short, as a large portion of our orders are received and shipped within 90 days. While backlog is calculated on the basis of firm orders, orders may be subject to cancellation or delay, in many cases, by the customer with limited or no penalty. Our backlog at any particular date, therefore, is not necessarily indicative of actual sales which may be generated for any succeeding period. Historically, our backlog levels have fluctuated based upon the ordering patterns of our customers and changes in our manufacturing capacity.

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

Patents and Other Intellectual Property Rights

We rely on a combination of patent, copyright, trademark and trade secret laws and license agreements to establish and protect our proprietary rights. As of December 31, 2018, we owned 510 U.S. patents and 984 foreign patents that expire at various dates through 2038. As of December 31, 2018, we had 82 pending U.S. patent applications. Foreign counterparts of certain U.S. applications have been filed or may be filed at the appropriate time.

We require each of our employees, including our executive officers, to enter into standard agreements pursuant to which the employee agrees to keep confidential all of our proprietary information and to assign to us all inventions while they are employed by us.

Employees

As of December 31, 2018, we employed 4,851 persons. We believe that our ongoing success depends upon our continued ability to attract and retain highly skilled employees. Outside of the United States, there are certain countries where our employees are represented by works counsel or trade unions, as is common practice or required by law. We believe that our employee relations are good.

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

Approximately 55%, 57% and 56% of our net revenues for the years 2018, 2017 and 2016, respectively, were from sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers. While our acquisition of Newport Corporation, (“Newport”) in 2016, has reduced our concentration of customers in these markets and we expect some additional reduction as a result of our February 2019 acquisition of Electro Scientific Industries, Inc. (“ESI”), we anticipate that sales to such customers will continue to account for a substantial portion of our net revenues. Our business depends upon the capital expenditures of semiconductor device manufacturers, which in turn depends upon the demand for semiconductors.

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

The semiconductor industry has historically been characterized by cyclical variations in product supply and demand. These sometimes sudden and severe cycles may result from a number of factors, including overall consumer and industrial spending and demand for electronic products that drive manufacturer production, as well as the manufacturer’s capacity utilization, timing of new product introductions and demand for customers’ products, inventory levels relative to demand and access to affordable capital. The timing, severity and duration of these market cycles are difficult to predict, and we may not be able to respond effectively to these cycles. The cyclicality of the semiconductor market is demonstrated by the changes in sales to semiconductor capital equipment and device manufacturers in past years. For example, our sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers increased compared to the prior year by 4%, 52% and 29% in 2018, 2017 and 2016, respectively. While we experienced strong sales to these customers during the first half of 2018, we saw moderation in capital spending in the semiconductor capital equipment industry in the third and fourth quarters of 2018 with a similar effect on our semiconductor-related revenue, and we expect that to continue into the first half of 2019. The 52% increase in 2017, compared to 2016, was mainly attributable to an increase in volume from our semiconductor customers and from the full year effect of net sales from Newport, which we acquired in April 2016.

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

The acquisition of ESI involves numerous risks, including the inability to effectively integrate ESI’s business and operations or realize the expected benefits from the acquisition, which could materially harm our operating results.

Our February 2019 acquisition of ESI has increased our product offerings, end markets, and number of employees and facilities. ESI’s products and certain of its technology, markets and customer base are significantly different from our historical experience. Combining our businesses could make it more difficult to maintain relationships with customers, employees or suppliers. Integrating ESI’s business and operations with ours will require significant management attention, efforts and expenditures, and we may not be able to achieve the integration in an effective, complete, timely or cost-efficient manner.

Potential risks related to our acquisition of ESI include our ability to:

•	expand our financial and management controls and reporting systems and procedures to integrate and manage ESI;

•	integrate our information technology systems to enable the management and operation of the combined business;

•	realize expected synergies and cost savings resulting from the acquisition;

•	maintain and improve ESI’s operations while integrating our combined manufacturing organization;

•	avoid lost revenue due to customer confusion, alienation or misinformation regarding the transaction, and retain and expand ESI’s customer base while aligning our sales efforts;

•	avoid lost revenue resulting from the distraction or confusion of our personnel as a consequence of the acquisition and ongoing integration efforts;

•	identify and retain key ESI personnel;

•	recognize and capitalize on anticipated product sales and technology enhancement opportunities presented by our combined businesses;

•	adequately familiarize ourselves with ESI’s products and technology and certain of its markets and customer base such that we can manage ESI’s business effectively; and

•	successfully integrate our respective corporate cultures such that we achieve the benefits of acting as a unified company.

Other potential risks related to our acquisition of ESI include:

•	the assumption of unknown or contingent liabilities, or other unanticipated events or circumstances; and

•

the potential to incur or record significant cash or non-cash charges or write down the carrying value of intangible assets and goodwill obtained in the ESI acquisition, which could adversely impact our cash flow or lower our earnings in the period or periods for which we incur such charges or write down such assets.

Further, some very significant customers of our laser and motion products compete with ESI. ESI will initially remain a separate division from our Light & Motion segment that supplies these laser and motion products, and we have implemented internal measures intended to segregate competitively sensitive information that we receive from these customers from our ESI business, however, these customers may choose to source their laser and motion products from alternate suppliers, which could result in a potentially significant loss of revenue for our laser and motion business.

If we are unable to successfully or timely integrate the operations of ESI’s business into our business, we may be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the acquisition and our business could be adversely affected. Additionally, we have incurred and will continue to incur transaction-related costs, including legal, regulatory and other costs associated with implementing integration plans, including facilities and systems consolidation costs and employment-related costs. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset transaction and integration-related costs over time, this net benefit may not be achieved in the near term, or at all. Further, we may not realize the expected benefits from the acquisition. ESI’s business and operations may not achieve the anticipated revenues and operating results. We may in the future choose to close or divest certain sectors of ESI, which could require us to record losses and/or spend cash relating to such closures or divestitures. Any of the foregoing risks could materially harm our business, financial condition and results of operations.

The terms of our term loan credit facility and asset-based revolving credit facility impose significant financial obligations and risks upon us, limit our ability to take certain actions, and could discourage a change in control.

In February 2019, we amended our existing term loan credit facility and obtained a new revolving credit facility in connection with financing our acquisition of ESI. The term loan credit facility, as amended, provided us with additional senior secured financing in the principal amount of $650 million as of February 1, 2019, with a term of seven years. Together with this additional financing, we have $998 million in total outstanding debt as of February 1, 2019. The revolving credit facility provides us with senior secured financing of up to $100 million, subject to a borrowing base limitation.

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

A significant portion of the amounts outstanding under the credit facilities bear interest at variable interest rates. Although we hedge some of that exposure, if interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flows. In addition, our credit ratings could affect the cost and availability of future borrowings and, accordingly, our cost of capital. Our ratings of our indebtedness reflect each nationally recognized statistical rating organization’s opinion of our financial strength, operating performance and ability to meet our debt obligations. There can be no assurance that we will achieve a particular rating or maintain a particular rating in the future. Moreover, we may be required to raise substantial additional financing to fund working capital, capital expenditures, acquisitions or other general corporate requirements. Our ability to arrange additional financing or refinancing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. There can be no assurance that we will be able to obtain additional financing or refinancing on terms acceptable to us or at all.

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

The amount of cash available to us for repayment of amounts owed under these credit facilities will depend on our usage of our existing cash balances and our operating performance and ability to generate cash flow from operations in future periods, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. We cannot provide any assurances that we will generate sufficient cash flow from operations to service our debt obligations. Any failure to repay these obligations as they become due would result in an event of default under the credit facilities.

Further, because a change in control of us constitutes an event of default under these credit facilities, this would likely be a deterrent to a potential acquirer, as any potential acquisition would trigger an event of default, unless the lenders agreed to waive such event of default. We cannot guarantee that any such waiver would be obtained.

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

A substantial portion of our shipments occurs shortly after an order is received, and therefore we generally operate with a relatively low level of backlog. As a result, a decrease in demand for our products from one or more customers could occur with limited advance notice and could have a material adverse effect on our results of operations in any particular period. Further, with respect to certain of our business lines, we often recognize a significant portion of net revenues in the last month of each fiscal quarter, due in part to the tendency of some customers to wait until late in a quarter to commit to purchase certain of our products as a result of capital expenditure approvals and budgeting constraints occurring at the end of a quarter, or the hope of obtaining more favorable pricing from a competitor seeking the business. Thus, variations in timing of sales can cause significant fluctuations in our quarterly sales, gross margin and profitability. Orders expected to ship in one period could shift to another period due to changes in the timing of our customers’ purchase decisions, rescheduled delivery dates requested by our customers, manufacturing capacity constraints or logistics delays. Our operating results for a particular quarter or year may be adversely affected if our customers, particularly our largest customers, cancel or reschedule orders, or if we cannot fill orders in time due to capacity constraints or unexpected delays in manufacturing, testing, shipping or product acceptance. Also, we base our manufacturing plans on our forecasted product mix. If the actual product mix varies significantly from our forecast, we may not be able to fill some orders, which would result in delays in the shipment of our products and could shift sales to a subsequent period. All of these risks have a disproportionately high impact on our ESI business, which derives substantial revenue from a few significant customers and the sale of a relatively small quantity of products. A significant percentage of our expenses are fixed and based in part on expectations of future net revenues. The inability to adjust spending quickly enough to compensate for any shortfall would magnify the adverse impact of a shortfall in net revenues on our results of operations. Factors that could cause fluctuations in our financial results include:

•	a worldwide economic slowdown or disruption in the global financial markets;

•

fluctuations in our customers’ capital spending, industry cyclicality (particularly in the semiconductor industry), market seasonality (particularly in the research and defense market), levels of government funding available to our customers (particularly in the life and health sciences and research and defense markets) and other economic conditions within the markets we serve;

•	the timing of the receipt of orders within a given period and the level of orders from major customers;

•	demand for our products and the products sold by our customers;

•	shipment delays;

•	disruption in sources of supply;

•	production capacity constraints;

•	specific features requested by customers;

•	the timing and level of cancellations and delays of orders in backlog for our products;

•	the timing of product shipments and revenue recognition within a given quarter;

•	variations in the mix of products we sell;

•	changes in our pricing practices or in the pricing practices of our competitors or suppliers;

•	our timing in introducing new products;

•	engineering and development investments relating to new product introductions, and significant changes to our manufacturing and outsourcing operations;

•	market acceptance of any new or enhanced versions of our products;

•	timing of new product introductions by our competitors;

•	timing and level of inventory obsolescence, scrap and warranty expenses;

•	the availability, quality and cost of components and raw materials we use to manufacture our products;

•	changes in our effective tax rates;

•	changes in our capital structure, including cash, marketable securities and debt balances, and changes in interest rates;

•	changes in bad debt expense based on the collectability of our accounts receivable;

•	timing, type, and size of acquisitions and divestitures, and related expenses and charges;

•	fluctuations in currency exchange rates;

•	our expense levels;

•	impairment of goodwill and amortization of intangible assets; and

•	fees, expenses and settlement costs or judgments against us relating to litigation.

As a result of the factors discussed above, among others, it is likely that we may in the future experience quarterly or annual fluctuations, and that, in one or more future quarters, our operating results may fall below the expectations of public market analysts or investors. In any such event, the price of our common stock could fluctuate or decline significantly. Consequently, we believe that quarter-to-quarter and year-to-year comparisons of our results of operations, or any other similar period-to-period comparisons, may not be reliable indicators of our future performance.

The loss of net revenues from any one of our major customers would likely have a material adverse effect on us.

Our top ten customers accounted for approximately 41%, 43% and 39% of our net revenues for the years 2018, 2017 and 2016, respectively. One customer, Applied Materials, Inc., accounted for approximately 12%, 13% and 14% of our net revenues for the years 2018, 2017 and 2016, respectively, and another customer, Lam Research Corporation, accounted for 11%, 12% and 11% of our net revenues for the years 2018, 2017 and 2016, respectively. In any one reporting period, a single customer or several customers may contribute even a larger percentage of our consolidated revenues. Further, our recently-acquired ESI business also depends on a few significant customers for a large portion of revenue in any given quarter. The loss of a major customer or any reduction in orders by these customers, including reductions due to market or competitive conditions, would likely have a material adverse effect on our business, financial condition and results of operations. None of our significant customers has entered into an agreement with us requiring it to purchase any minimum quantity of our products. Because our largest customers are semiconductor capital equipment manufacturers, we are particularly susceptible to the cyclicality of the semiconductor market.

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

Our business is subject to risks inherent in conducting business globally. International revenues account for a significant portion of total net sales, with a substantial portion of such sales originating in Asia (especially South Korea, Japan, Israel, China and Taiwan) and Europe (especially Germany). We expect that international revenues will continue to account for a significant percentage of total net sales for the foreseeable future, and that in particular, the proportion of our sales to Asian customers will continue to increase, due in large part to our acquisition of ESI, as approximately ninety percent of ESI’s customers are located in Asia. Additionally, we have substantial international manufacturing, sales and administrative operations, with significant facilities and employee populations in Europe and Asia, and a substantial portion of our manufacturing in China, Israel, Mexico and Singapore. Our international operations expose us to various risks, which include:

•

adverse changes or instability in the political or economic conditions in countries or regions where we manufacture or sell our products, for example, the uncertainty associated with the pending exit of the United Kingdom from the European Union;

•	challenges of administering our diverse business and product lines globally;

•

the actions of government regulatory authorities, including embargoes, executive orders, import and export restrictions, tariffs, currency controls, trade restrictions and trade barriers (including retaliatory actions), license requirements, environmental and other regulatory requirements and other rules and regulations applicable to the manufacture, import and export of our products, all of which are complicated and potentially conflicting, often require significant investments in cost, time and resources for compliance, and may impose strict and severe penalties for noncompliance;

•	greater risk of violations of applicable U.S. and international anti-corruption and trade laws by our employees, sales representatives, distributors or other agents;

•	longer accounts receivable collection periods and longer payment cycles;

•	overlapping, differing or more burdensome tax structures;

•	adverse currency exchange rate fluctuations;

•	reduced or inconsistent protection of intellectual property;

•	shipping and other logistics complications;

•	the imposition of restrictions on currency conversion or the transfer of funds;

•	compliance costs and withholding taxes associated with the repatriation of our overseas earnings;

•	the expropriation of private enterprises;

•	more complex and burdensome labor laws and practices in countries where we have employees;

•	cultural and management style differences;

•	preference for locally-produced products;

•	changes in labor conditions and difficulties in staffing and managing foreign operations, including, but not limited to, the formation of labor unions;

•	difficulties in staffing and managing each of our individual international operations; and

•	increased risk of exposure to civil unrest, terrorism and military activities.

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

Recently, the United States government has taken actions against certain of our customers, particularly in Asia, including indictments for various criminal charges, and in some cases, restrictions on doing business with such customers. In the event we are unable to do business with any such customer, we will lose the anticipated revenue from these product sales, the amount of which could be significant. In addition, such customers could also elect to purchase products from unaffected non-U.S. competitors, even when trade restrictions are not in place, jeopardizing our future long-term relationship with them. Further, compliance with regulatory restrictions may cause us to breach contractual obligations, which would result in costs, penalties and litigation.

As part of our business strategy, we have entered into and may enter into or seek to enter into business combinations and acquisitions that may be difficult to identify and complete, challenging and costly to integrate, disruptive to our business and our management, and/or dilutive to stockholder value.

Since our inception, we have made acquisitions and, as a part of our business strategy, we may enter into additional business combinations and acquisitions. Our most recent acquisitions of Newport in April 2016 and ESI in February 2019 have significantly increased our size, including with respect to revenue, product offerings, number of employees and facilities. Our ability to successfully identify suitable acquisition targets, complete acquisitions on acceptable terms, and efficiently and effectively integrate our acquired businesses, including our recent acquisitions, into our organization is critical to our growth. We may not be able to identify target companies that meet our strategic objectives or successfully negotiate and complete acquisitions with companies we have identified on acceptable terms. Further, we may incur significant expense in pursuing acquisitions that cannot be completed due to regulatory or other restrictions. Additionally, our credit facilities only permit us to make acquisitions under certain circumstances, and also restrict our ability to incur additional indebtedness in certain circumstances. Further, the process of integrating acquired companies into our operations requires significant resources and is time consuming, expensive and disruptive to our business. We may not realize the benefits we anticipate from these acquisitions because of the following significant challenges:

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

In addition, with future acquisitions, we could use substantial portions of our available cash as all or a portion of the purchase price. We could also issue additional securities as consideration for these acquisitions, which could cause significant stockholder dilution, or obtain additional debt financing, which could reduce our future cash flow, without achieving the desired accretion to our business. For example, in 2019, we used approximately $400 million of our available cash and obtained approximately $650 million of additional debt financing in order to acquire ESI. Further, our prior acquisitions and any future acquisitions may not ultimately help us achieve our strategic goals and may pose other risks to us.

As a result of our previous acquisitions, we have several different decentralized operating and accounting systems. We will need to continue to modify our accounting policies, internal controls, procedures and compliance programs to provide consistency across all of our operations. In order to increase efficiency and operating effectiveness and improve corporate visibility into our decentralized operations, we continue to review opportunities to integrate Enterprise Resource Planning (“ERP”) systems where practical. We expect to continue to integrate the ERP systems in phases over the next few years. Any future implementations may risk potential disruption of our operations during the conversion periods and the implementations could require significantly more management time and higher implementation costs than currently estimated.

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

Many of our markets are characterized by rapid technological advances, evolving industry standards, shifting customer needs, new product introductions and enhancements, and the periodic introduction of disruptive technology that displaces current technology due to a combination of price, performance and reliability. For example, our recently acquired ESI division is largely dependent upon the mobile phone market (which we include within our industrial technologies market), which is subject to rapid technological changes. As a result, many of the products in our markets can become outdated quickly and without warning. We depend, to a significant extent, upon our ability to enhance our existing products, to anticipate and address the demands of the marketplace for new and improved and disruptive technologies, either through internal development or by acquisitions, and to be price competitive. If we or our competitors introduce new or enhanced products, it may cause our customers to defer or cancel orders for our existing products. If we or our competitors introduce disruptive technology that displaces current technology, existing product platforms or lines of business from which we generate significant revenue may be rendered obsolete. Further, if our customers or the industries we serve shift to technologies that do not utilize our platform of products, our business, financial condition and results of operations could be harmed.

Because many of our products are sophisticated and complex, they can be difficult to design and manufacture, and we may experience delays in introducing new products or enhancements to our existing products. If we do not introduce our new products or enhancements into the marketplace in a timely fashion, our customers may choose to purchase our competitors’ products. Certain of our markets, such as the semiconductor capital equipment market and the mobile phone market, experience cyclicality and unevenness in capital spending, so if we fail to introduce new products in a timely manner we may miss market upturns, or may fail to have our products or subsystems designed into our customers’ products. We may not be successful in acquiring, developing, manufacturing or marketing new products and technologies on a timely or cost-effective basis. If we fail to adequately introduce new, competitive products and technologies on a timely basis, our business, financial condition and results of operations will be harmed.

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

Many of our products are complex and customers for these products require substantial time to qualify our products and make purchase decisions. In addition, some of our sales to defense and security customers are under major defense programs that involve lengthy competitive bidding and qualification processes. These customers often perform, or require us to perform, extensive configuration, testing and evaluation of our products before committing to purchasing them, which can require a significant upfront investment by us. The sales cycle for these products from initial contact through shipment varies significantly, is difficult to predict and can last more than a year. If we fail to anticipate the likelihood, costs, or timing associated with sales of these products, or the cancellation or rescheduling of orders for these products, our business and results of operations would be harmed.

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

Our worldwide sales to customers in the research and defense markets rely to a large extent on government funding for research and defense-related programs. Any decline in government funding as a result of reduced budgets in connection with fiscal austerity measures, revised budget priorities or other causes would likely result in reduced sales of our products that are purchased either directly or indirectly with government funding, which would have an adverse impact on our results of operations.

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

We offer products for a number of very diverse markets. Because we operate in multiple markets, we must work constantly to understand the needs, standards and technical requirements of many different applications within these markets, and must devote significant resources to developing different products for these markets. Product development is costly and time consuming. We must anticipate trends in our customers’ industries and develop products before our customers’ products are commercialized. If we do not accurately predict our customers’ needs and future activities, we may invest substantial resources in developing products that do not achieve broad market acceptance. Our growth prospects rely in part on successful entry into new markets, which depends on our displacing entrenched competitors who are more familiar with these markets and better known to customers. In many cases, we are attempting to enter or expand our presence in these new markets with newly-introduced products that are not yet proven in the industry. Our decision to continue to offer products to a given market or to penetrate new markets is based in part on our judgment of the size, growth rate and other factors that contribute to the attractiveness of a particular market. If our product offerings in any particular market are not competitive, our analyses of a market are incorrect or our sales and marketing approach for a market is ineffective, our business, financial condition and results of operations would be harmed.

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

As of December 31, 2018, our goodwill and intangible assets, net, represented approximately $906.8 million, or 35% of our total assets. Goodwill is generated in our acquisitions when the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets we acquire. As a result of the ESI acquisition, we expect to add in excess of $500 million of additional goodwill and intangible assets. Goodwill is subject to an impairment analysis at least annually based on the fair value of the reporting unit. Intangible assets relate primarily to the developed technologies, customer relationships and patents and trademarks acquired by us as part of our acquisitions of other companies and are subject to an impairment analysis whenever events or changes in circumstances exist that indicate that the carrying value of the intangible asset might not be recoverable. We will continue to monitor and evaluate the carrying value of goodwill and intangible assets. If market and economic conditions or business performance deteriorate, the likelihood that we would record an impairment charge would increase, which impairment charge could materially and adversely affect our results of operations.

We operate in highly competitive industries.

The markets for our products are intensely competitive, and we believe that competition from both new and existing competitors will increase in the future. Principal competitive factors include:

•	historical customer relationships;

•	continued technological advancement;

•	product quality, performance and price;

•	breadth of product line;

•	manufacturing capabilities; and

•	customer service and support.

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

Increased pressure on price may result in pricing concessions, extended payment terms and decreased margins.

We have experienced and continue to experience pricing pressure from both competitors and customers in the sale of our products. New entrants to our markets have offered aggressive price and payment terms in an attempt to gain market share. Some competitors, particularly in China, also develop low-cost competitive products. Pricing pressures typically have become even more intense during cyclical downturns in the semiconductor industry, when competitors seek to maintain or increase market share, reduce inventory or introduce more technologically advanced or lower-cost products. In addition, we may agree to pricing concessions or extended payment terms with our customers in connection with expanding into new markets or gaining volume orders, or to improve our customer cost of ownership in highly competitive applications. Our business, financial condition, gross margins or results of operations may be materially and adversely affected by competitive pressure and price-based competition.

If significant additional tariffs or other trade restrictions are placed on our products made in China and/or the components that we or our suppliers source from China, our business, financial condition and results of operations may be materially harmed.

General trade tensions between the U.S. and China have been escalating throughout 2018 and into 2019, with one round of U.S. tariffs on Chinese goods taking effect in July 2018, and a second round implemented in September 2018. Although we do not anticipate a material impact on our products made in China from the first and second rounds of U.S. tariffs, a third round of tariffs has been proposed by the U.S. In July 2018, the Trump Administration proposed a new list of thousands of categories of goods, including electronics, that could face tariffs of 10%. The Trump Administration subsequently proposed that the third round tariffs be increased from 10% to 25%. If the proposed new tariff list remains unaltered and these additional tariffs are placed on our products made in China and/or the components that we or our suppliers source from China, or any related counter-measures are taken by China, as we ship certain of our products from the U.S. into China, our business, financial condition and results of operations may be materially harmed. We will explore all of our options to reduce the potential impact of these proposed tariffs on our business, including but not limited to, seeking alternative sources for our components, modifying other business practices, raising our prices, and shifting production outside of China. Additionally, the Trump Administration continues to signal that it may alter trade agreements and terms between China and the United States, including limiting trade with China, and may impose additional tariffs on imports from China. Even if the currently proposed tariffs are not imposed on our products or on the components that we or our suppliers source from China, it is possible further tariffs will be imposed on imports of our products or the components used in our products, or that our business will be impacted by retaliatory tariffs imposed by China or other countries in response to existing or future tariffs, causing us to seek alternative suppliers, raise prices or make changes to our operations, any of which could materially harm our business, financial condition and results of operations.

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

As part of our continuous cost-reduction efforts, we continue to relocate the manufacture of certain of our existing product lines and subassemblies to, and initiate the manufacture of certain new products in, our facilities in China, Israel, Singapore and Romania, as well as to our significant subcontracted operations in Mexico and selected contract manufacturers in Asia. In the future, we may expand the level of manufacturing, administrative and certain other operations that we perform offshore in order to take advantage of cost efficiencies available to us in those countries. However, we may not achieve the significant cost savings or other benefits that we would anticipate from moving manufacturing and other operations to a lower cost region. Additionally, if we are unable to successfully manage the relocation, initiation or oversight of the manufacture of these products, our business, financial condition and results of operations could be harmed.

In particular, transferring product lines to other manufacturing locations and/or to our contract manufacturers’ facilities often requires us to transplant complex manufacturing equipment and processes across a large geographical distance and to train a completely new workforce concerning the use of this equipment and these processes. In addition, certain of our customers may require the requalification of products supplied to them in connection with the relocation of manufacturing operations. If we are unable to manage this transfer and training smoothly and comprehensively, or if we are unable to complete the requalification of products in a timely manner, we could suffer manufacturing and supply chain delays, excessive product defects, harm to our results of operations and our reputation with our customers, and loss of customers. Further, the utilization of overseas contract manufacturers may require additional customs tariffs or may require export licenses, which may be difficult or costly to obtain. We also may not realize the cost savings that we currently anticipate from locating operations in Mexico, China, Israel, Romania and Singapore. For example, we are experiencing rising material, labor and shipping costs in China and the potential for new tariffs on our products manufactured in China and Mexico.

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

We provide warranties for our products, and we accrue allowances for estimated warranty costs at the time we recognize revenue for the sale of the products. The determination of such allowances requires us to make estimates of product return rates and expected costs to repair or replace the products under warranty. We establish warranty reserves based on historical warranty costs for our products. If actual return rates or repair and replacement costs differ significantly from our estimates, our results of operations could be negatively impacted. In particular, ESI’s system products are extremely complex, and have historically had much higher warranty costs as a percentage of revenues than our other products. As a result, our overall warranty costs as a percentage of revenues will likely increase as a result of our acquisition of ESI.

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

In addition, we are currently involved in securities class action litigation in connection with the acquisitions of Newport and ESI. In each case, the plaintiffs have alleged, among other things, that the then-current directors of each such acquired company breached their fiduciary duties to their respective shareholders by agreeing to sell such company through an inadequate and unfair process, leading to inadequate and unfair consideration, by agreeing to unfair deal protection devices, and by omitting material information from the proxy statement.

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

We are subject to trade compliance laws in both the United States and other jurisdictions where we operate. For example, exports of our products and technology developed or manufactured in the U.S. are subject to export controls imposed by the U.S. Government and administered by the U.S. Departments of Commerce, State and Treasury. Similar export regulations govern exports of our products and technology developed or manufactured in certain other countries, including Austria, France, Germany, Israel, Romania and Singapore. In certain instances, these regulations may require obtaining licenses from the administering agency prior to exporting products or technology to international locations or foreign nationals, including foreign nationals employed by us in the United States and abroad. For products and technology subject to the U.S. Export Administration Regulations administered by the U.S. Department of Commerce’s Bureau of Industry and Security, the requirement for a license is dependent on the type and end use of the product and technology, the final destination and the identity and nationality of the end user. Virtually all exports from the United States of defense articles subject to the International Traffic in Arms Regulations, administered by the Department of State’s Directorate of Defense Trade Controls, require a license. The Israeli Ministry of Economy and the Defense Export Control Agency of the Israeli Ministry of Defense administer similar export regulations and license requirements, which apply to many of our products and technology developed or manufactured in Israel. In addition, the Romanian Ministry of Foreign Affairs and the Department for Export Controls administer similar export regulations and license requirements, which apply to many of our products and technology developed or manufactured in Romania. Obtaining export licenses can be difficult and time-consuming, and we may not be successful in obtaining them. Failure to obtain export licenses to enable product and technology exports could reduce our revenue, harm our relationships with our customers and could adversely affect our business, financial condition and results of operations. Compliance with export regulations may also subject us to additional fees and costs. The absence of comparable export restrictions on competitors in other countries may adversely affect our competitive position. In addition, if we or our international representatives or distributors fail to comply with any of these export regulations, we or they could be subject to civil and criminal, monetary and non-monetary penalties, disruptions to our business, restrictions on our ability to export products and technology and damage to our reputation, and our business and results of operations could be significantly harmed. While we have implemented policies and procedures to comply with these laws, we cannot be certain that our employees, contractors, suppliers or agents will not violate such laws or our policies. For example, as a result of a 2012 U.S. Government investigation, a former employee of our Shanghai office and a third party not affiliated with us were imprisoned for export violations relating to the sale of certain of our products. We were not a target of the government’s investigation and we cooperated fully with the government’s investigation. In addition, although we conducted our own internal investigation and took corrective human resources actions and have, since 2012, implemented additional export compliance procedures, we cannot be certain these efforts will be sufficient to avoid similar situations in the future.

Unfavorable currency exchange rate fluctuations may lead to lower operating margins or may cause us to raise or reduce prices, which could result in reduced sales.

A significant portion of our net revenues are from customers in international markets. For the years 2018, 2017 and 2016, international net revenues accounted for approximately 51%, 50% and 48% of our total revenues, respectively. Currency exchange rate fluctuations could have an adverse effect on our net revenues and results of operations and we could experience losses with respect to our hedging activities. Unfavorable currency fluctuations could require us to increase or decrease prices to foreign customers, which could result in lower net revenues from such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our results of operations could be adversely affected by declining net revenues or profit margins for our products in international markets when the sales are translated into U.S. dollars. Such exchange rate fluctuations could also increase the costs and expenses of our non-U.S. operations when translated into U.S. dollars or require us to modify our current business practices. In addition, most sales made by our foreign subsidiaries are denominated in the currency of the country in which these products are sold and the currency they receive in payment for such sales could be less valuable at the time of receipt as a result of exchange rate fluctuations. We enter into forward foreign exchange contracts to reduce a portion of our currency exposure arising from intercompany sales of inventory as well as intercompany accounts receivable and intercompany loans. However, we cannot be certain that our efforts will be adequate to protect us against significant currency fluctuations or that such efforts will not expose us to additional exchange rate risks.

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

The enactment of the Tax Cuts and Jobs Act (the “Act”) in December 2017 significantly affected U.S. tax law by changing how the U.S. imposes tax on multinational corporations. The U.S. Department of Treasury has broad authority under the Act to issue regulations and interpretive guidance. No proposed or final regulations have been issued for significant provisions of the Act, and other provisions may require corrective action by Congress. In addition, some of the proposed and final regulations that have been issued have been challenged in court. We have applied available guidance to estimate our tax obligations, but new guidance issued by the U.S. Treasury Department may cause us to make adjustments to our tax estimates in future periods. The Securities and Exchange Commission has issued Staff Accounting Bulletin No. 118 (“SAB 118”) acknowledging that companies will potentially encounter situations for which the analysis of certain income tax effects of the Act will be incomplete by the time financial statements are required to be issued for reporting periods that include the enactment date. In these situations, SAB 118 provides that reasonable estimates may be made for certain effects of the Act up to one year from enactment. We recorded provisional amounts with respect to the Act at December 31, 2017 and for the nine months ended September 30, 2018. During the quarter ended December 31, 2018, we completed our analysis and finalized the provisional amounts that were previously recorded. The ultimate impact of this Act is based upon our understanding and interpretation of the regulatory guidance that has been issued regarding the Act.

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

We are subject to data privacy laws and regulations that apply to the collection, transmission, storage and use of personally identifiable information, as well as numerous other countries, federal and state privacy and breach notification laws, including the California Consumer Privacy Act, which gives California residents rights with respect to the nature, sources and uses of their personal information by companies. We are also subject to many international data protection laws and regulations, including the General Data Protection Regulation, which imposes robust European Union (“EU”) data protection requirements and provides for significant penalties for noncompliance. The EU regulations also established a prohibition on the transfer of personal information from the EU to other countries whose laws do not protect personal data to an adequate level of privacy or security. While we have utilized certain permitted approaches for transferring personal information from the European Union to the United States, these approaches may be reviewed and invalidated by the EU courts or regulatory bodies and we may be required to ascertain an alternative legal basis for such transfers. In addition, certain countries have and will continue to modify or adopt more stringent data protection standards.

While we continue to assess and address the implications of existing and new domestic and foreign regulations relating to data privacy, the evolving regulatory landscape presents a number of legal and operational challenges, and our efforts to comply may be unsuccessful. We may also face audits or investigations by one or more government agencies relating to our compliance with these regulations that could result in the imposition of penalties or fines, significant expenses in facilitating and responding to the investigations, and overall reputational harm or negative publicity. The costs of compliance with, and other burdens imposed by, such laws, regulations and policies that are applicable to us including, restrictions on marketing activities, could have a material adverse effect on our business, financial condition and results of operations.

Our proprietary technology is important to the continued success of our business. Our failure to protect this proprietary technology may significantly impair our competitive position.

Our success and ability to compete depend in large part upon protecting our proprietary technology. We rely on a combination of patent, trademark and trade secret protection and nondisclosure agreements to protect our proprietary rights. The steps we have taken may not be sufficient to prevent the misappropriation of our intellectual property, particularly in countries outside the United States, where the laws may not protect our proprietary rights as fully as in the United States. For example, the patent prosecution and enforcement systems within China, where we have a significant customer base and manufacturing presence, are less robust than these systems in other international jurisdictions and as a result, we may be limited in our ability to enforce our intellectual property rights there. We would also likely be at a disadvantage in any enforcement proceeding in China as a foreign entity seeking protection against a Chinese company. Patent and trademark laws and trade secret protection may not be adequate to deter third party infringement or misappropriation of our patents, trademarks and similar proprietary rights. In addition, patents issued to us may be challenged, invalidated or circumvented. Our rights granted under those patents may not provide competitive advantages to us, and the claims under our patent applications may not be allowed. The loss or expiration of any of our key patents could lead to a significant loss of sales of certain of our products and could materially affect our future results of operations. We have in the past and may in the future be subject to or may initiate interference proceedings in the United States Patent and Trademark Office, which can demand significant financial and management resources. The process of seeking patent protection can be time consuming and expensive and patents may not be issued from currently pending or future applications. Moreover, our existing patents or any new patents that may be issued may not be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us. We may initiate claims or litigation against third parties for infringement of our proprietary rights in order to determine the scope and validity of our proprietary rights or the proprietary rights of our competitors, which claims could result in costly litigation, the diversion of our technical and management personnel and the assertion of counterclaims by the defendants, including counterclaims asserting invalidity of our patents. We will take such actions where we believe that they are of sufficient strategic or economic importance to us to justify the cost.

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

We rely on sole and limited source suppliers and international suppliers for some of our components and subassemblies that are critical to the manufacturing of our products due to unique component designs as well as specialized quality and performance requirements needed to manufacture our products. This reliance involves several risks, including the following:

•	the potential inability to obtain an adequate supply of required components;

•	quality and reliability problems with components, which in turn adversely affects our products’ quality and reliability;

•	reduced control over pricing and timing of delivery of components; and

•	the potential inability of our suppliers to develop technologically advanced products to support our growth and development of new products.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.	Properties

The following table provides information concerning MKS’ principal and certain other owned and leased facilities as of December 31, 2018:

Country	City	Sq. Ft.	Activity	Reportable Segment	Lease Expires
CHINA	Shenzhen	302,000	Manufacturing	Vacuum & Analysis	August 31, 2025
	Wuxi	64,500	Manufacturing	Light & Motion	October 31, 2021
FRANCE	(1)	183,000	Manufacturing, Research and Development	Light & Motion	Owned
ISRAEL	Jerusalem	118,000	Manufacturing, Sales, Research and Development	Light & Motion	(2)
MEXICO	Nogales	174,700	Manufacturing, Service	Vacuum & Analysis and Light & Motion	(3)
UNITED STATES	Andover, MA	158,000	Corporate Headquarters, Manufacturing, Research and Development	(4)	(4)
	Boulder, CO	86,000	Manufacturing, Customer Support, Service, Research and Development	Vacuum & Analysis	(5)
	Franklin, MA	55,600	Manufacturing, Customer Support, Research and Development	Light & Motion	January 31, 2026
	Irvine, CA	254,900	Manufacturing, Research and Development	Light & Motion	(6)
	Longmont, CO	60,900	Manufacturing, Customer Support, Service, Research and Development	Vacuum & Analysis	February 29, 2020
	Methuen, MA	85,000	Manufacturing, Customer Support, Service, Research and Development	Vacuum & Analysis	Owned
	Rochester, NY	46,000	Manufacturing, Customer Support, Research and Development	Light & Motion	(7)
	Rochester, NY	156,000	Manufacturing, Sales, Customer Support, Service, Research and Development	Vacuum & Analysis	Owned
	Santa Clara, CA	139,500	Manufacturing, Customer Support, Research and Development	Light & Motion	March 31, 2021
	Wilmington, MA	118,000	Manufacturing, Customer Support, Service, Research and Development	Vacuum & Analysis	Owned

(1)	MKS owns two facilities, one in Beaune-la-Rolande with 57,000 square feet and one in Brigueil with 126,000 square feet.

(2)	MKS owns one facility with 70,000 square feet and leases two other facilities with 38,000 square feet and 10,000 square feet, both with a lease expiration date of December 31, 2020.

(3)

MKS Vacuum & Analysis leases a facility with 124,200 square feet with a lease expiration date of September 1, 2023 and also leases another facility for Light & Motion with 50,500 square feet with a lease expiration date of July 31, 2028.

(4)

MKS owns one facility with 82,000 square feet and leases another facility with 76,000 square feet with a lease expiration date of November 30, 2026. In addition to the Company’s Corporate Headquarters, manufacturing and research and development activities for Vacuum & Analysis take place in Andover, MA.

(5)	MKS owns two facilities which aggregate to 47,000 square feet and leases another facility with 39,000 square feet with a lease expiration date of May 31, 2020.

(6)

MKS leases a facility with 212,300 square feet with a lease expiration date of February 28, 2022, of which 20,000 square feet is vacant. MKS leases another facility with 42,600 square feet with a lease expiration date of February 28, 2022, which is currently vacant.

(7)	MKS leases one facility with 6,000 square feet with a lease expiration date of September 27, 2184 and leases another facility with 40,000 square feet with a lease expiration date of July 31, 2021.

In addition to the material manufacturing and other operations conducted at the above listed leased or owned facilities, MKS also provides manufacturing, worldwide sales, customer support and services from various other leased and owned facilities throughout the world not listed in the table above. See “Business—Sales, Marketing, Service and Support.”

Item 3.	Legal Proceedings

Newport Litigation

In March 2016, two putative class actions lawsuit captioned Dixon Chung v. Newport Corp., et al., Case No. A-16-733154-C and Hubert C. Pincon v. Newport Corp., et al., Case No. A-16-734039-B were filed in the District Court, Clark County, Nevada on behalf of a putative class of stockholders of Newport Corporation (“Newport”) for claims related to the Merger Agreement between the Company, Newport, and Merger Sub. The lawsuits named as defendants the Company, Newport, Merger Sub, and certain then current and former members of Newport’s board of directors. Both complaints alleged that Newport directors breached their fiduciary duties to Newport’s stockholders by agreeing to sell Newport through an inadequate and unfair process, which led to inadequate and unfair consideration, by agreeing to unfair deal protection devices and by omitting material information from the proxy statement. The complaints also alleged that the Company, Newport, and Merger Sub aided and abetted the directors’ alleged breaches of their fiduciary duties. The complaints sought injunctive relief, including to enjoin or rescind the Merger Agreement, and an award of attorneys’ and other fees and costs, among other relief. On April 14, 2016, the Court consolidated the actions.

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

On July 27, 2017, plaintiffs filed a second amended complaint containing substantially similar allegations but naming only Newport’s former directors as defendants. On August 8, 2017, the Court dismissed the Company and Newport from the action. The second amended complaint seeks monetary damages, including pre- and post-judgment interest. The Court granted a motion for class certification on September 27, 2018, appointing Mr. Pincon and Locals 302 and 612 of the International Union of Operating Engineers—Employers Construction Industry Retirement Trust as class representatives. On June 11, 2018, plaintiff Dixon Chung was voluntarily dismissed from the litigation. Discovery is ongoing in this action.

ESI Litigation

On November 29, 2018, a complaint captioned Brian Morris et. al. v. Electro Scientific Industries, Inc. et al. was filed in the U.S. District Court for the District of Oregon by alleged former stockholders of ESI in connection with the acquisition of ESI by the Company. The complaint named the Company’s subsidiary, Electro Scientific Industries, Inc. (“ESI”), and the former members of ESI’s board of directors as defendants. Five additional complaints were subsequently filed, two in the U.S. District Court for the District of Oregon and three in the Multnomah County Circuit Court in the State of Oregon. The cases filed in the U.S. District Court were dated December 6, 2018 and December 12, 2018 and captioned Melvyn Klein et. al. v. Electro Scientific Industries, Inc. et al. and Donald Mager et. al. v. Electro Scientific Industries, Inc. et al., respectively. The complaints filed in Multnomah County Circuit Court were dated December 5, 2018, December 5, 2018 and December 13, 2018 and captioned Michael Kent et. al v. Electro Scientific Industries, Inc. et al., Christopher Stanley et. al v. Electro Scientific Industries, Inc. et al. and Eduardo Colmenares et. al. v. Electro Scientific Industries, Inc., MKS Instruments, Inc., et al., respectively (collectively with Brian Morris et. al. v. Electro Scientific Industries, Inc. et. al., the “Lawsuits”). On February 16, 2019, the parties came to an agreement on a settlement in principle that would resolve the Lawsuits, which is subject to the execution of a settlement agreement and dismissal of the Lawsuits with prejudice.

These lawsuits are purported class actions brought on behalf of former ESI stockholders, asserting various claims against the former members of the ESI board of directors, ESI, MKS, and MKS’ merger subsidiary, including breach of fiduciary duty and aiding and abetting the breach of fiduciary duty. The lawsuits allege that the consideration paid to the ESI shareholders did not appropriately value ESI, and that ESI’s merger related disclosures failed to disclose certain material information regarding the merger. These complaints purport to seek unspecified damages.

The Company believes that the claims in these complaints are without merit and intends to vigorously defend this litigation. ESI provided supplemental merger related disclosures to eliminate the burden and expense of litigation and to avoid any possible disruption to the merger that could result from further litigation.

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

On February 19, 2019, we had 89 stockholders of record.

Dividend Policy and Cash Dividends

Holders of our common stock are entitled to receive dividends when and if they are declared by our Board of Directors. During 2018, our Board of Directors declared a cash dividend of $0.18 per share during the first quarter of 2018 and $0.20 per share for the second, third and fourth quarters of 2018, which totaled $42.4 million or $0.78 per share. During 2017, our Board of Directors declared a cash dividend of $0.175 per share during the first, second and third quarters of 2017 and $0.18 per share during the fourth quarter of 2017, which totaled $38.2 million or $0.71 per share.

On February 11, 2019, our Board of Directors declared a quarterly cash dividend of $0.20 per share to be paid on March 8, 2019 to shareholders of record as of February 25, 2019.

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

During 2018, the Company repurchased approximately 818,000 shares of its common stock for $75.0 million, or an average price of $91.67 per share. During 2017, the Company did not repurchase any shares of common stock. We have repurchased approximately 2,588,000 shares of common stock for approximately $127.0 million pursuant to the program since its adoption.

Comparative Stock Performance

The following graph compares the cumulative total shareholder return (assuming reinvestment of dividends) from investing $100 on December 31, 2013, and plotted at the last trading day of each of the fiscal years ended December 31, 2014, 2015, 2016, 2017 and 2018, in each of MKS’ common stock; a peer group index which represents a combination of all companies comprising the Morningstar Semiconductor Equipment & Materials Industry Group Index and Morningstar Scientific & Technical Instruments Industry Group Index, published by Zacks Investment Research, Inc., with these indices weighted one-half (1/2) and one-half (1/2), respectively; and the Nasdaq Market Index. The stock price performance on the graph below is not necessarily indicative of future price performance. Our common stock is listed on the Nasdaq Global Select Market under the ticker symbol MKSI.

Performance Graph

	2013	2014	2015	2016	2017	2018

MKS Instruments, Inc.	$100.00	$124.90	$125.20	$209.90	$336.91	$232.26

Nasdaq Market Index	$100.00	$114.75	$122.74	$133.62	$173.22	$168.30

Morningstar Semiconductor Equipment & Materials/Scientific & Technical Instruments	$100.00	$116.67	$102.09	$131.35	$197.23	$165.05

*	Semiconductor Equipment & Materials and Scientific & Technical Instruments indices weighted 1/2 and 1/2, respectively.

Item 6.	Selected Financial Data

Selected Consolidated Financial Data

	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Statement of Operations Data(1)
Net revenues	$2,075,108	$1,915,977	$1,295,342	$813,524	$780,869
Gross profit(2)	979,476	891,451	565,619	362,872	337,766
Income from operations(3)	494,059	406,634	157,267	156,612	135,142
Net income(4)	$392,896	$339,132	$104,809	$122,297	$115,778
Basic net income per share	$7.22	$6.26	$1.96	$2.30	$2.17
Diluted net income per share	$7.14	$6.16	$1.94	$2.28	$2.16
Cash dividends paid per common share	$0.78	$0.71	$0.68	$0.68	$0.66

Balance Sheet Data(1)
Cash and cash equivalents, including restricted cash	$644,345	$333,887	$233,910	$227,574	$305,437
Short-term investments(5)	73,826	209,434	189,463	430,663	286,795
Working capital(5)	1,200,819	946,431	761,469	848,527	791,665
Total assets	2,614,246	2,414,018	2,212,242	1,273,347	1,224,044
Short-term debt(6)	3,986	2,972	10,993	—	—
Long-term debt, net(6)	343,842	389,993	601,229	—	—
Other liabilities(7)	133,932	145,296	131,921	21,482	38,595
Stockholders’ equity	$1,873,187	$1,588,907	$1,241,792	$1,160,881	$1,081,822

(1)

The Statement of Operations Data and the Balance Sheet Data for 2018, 2017 and 2016 include statement of operations data and assets and liabilities acquired as a result of the acquisition of Newport Corporation (“Newport”) in April 2016 (the “Newport Merger”).

(2)	Gross profit for 2016 includes a $15.1 million charge for the amortization of the inventory step-up to fair value related to the Newport Merger.

(3)

Income from operations for 2018 includes $3.6 million of restructuring charges and $3.1 million of acquisition and integration costs, which is primarily comprised of acquisition costs related to our acquisition of Electro Scientific Industries, Inc., which closed on February 1, 2019. Income from operations for 2017 includes $6.7 million of an asset impairment charge, primarily related to the write-off of goodwill and intangible assets in conjunction with the consolidation of two manufacturing plants, $5.3 million of acquisition and integration costs from the Newport Merger and $3.9 million of restructuring charges. Income from operations for 2016 includes a $15.1 million charge for the amortization of the inventory step-up to fair value, $27.3 million of acquisition and integration costs from the Newport Merger and $5.0 million of an asset impairment charge. Income from operations for 2015 includes $2.1 million of restructuring charges. Income from operations for 2014 includes $2.5 million of restructuring charges.

(4)

Net income for 2018 includes an $8.3 million windfall tax benefit on the vesting of stock-based compensation and $5.0 million of accrued taxes on MKS subsidiary distributions. Net income for 2017 includes charges, net of tax, of $6.7 million of an asset impairment charge, $3.4 million of acquisition and integration costs and $3.7 million of restructuring charges. Net income for 2017 also includes a gain, net of tax of $72.0 million related to the sale of a business, a $28.7 million transition tax on accumulated foreign earnings, a $14.0 million tax accrual on a distribution to a subsidiary, a $24.5 million deferred tax adjustment, which also includes the reversal of a tax accrual on a French dividend related to the 2017 Tax Cut and Jobs Act, a $11.1 million windfall tax benefit on the vesting of stock-based compensation and an adjustment, net of tax of $5.9 million of amortization of debt issuance costs relating to the term loan credit agreement used to partially finance the Newport Merger. Net income for 2016 includes charges, net of tax, of $9.8 million of amortization of inventory step-up to fair value, $19.0 million of acquisition and integration costs, $5.0 million of asset impairment charges and a $2.0 million withholding tax on dividends. These charges are offset by a tax benefit of $5.0 million for a legal entity restructuring. Net income for 2015 includes charges, net of tax, of $1.4 million of restructuring costs and also includes $7.7 million in tax credits for reserve releases related to the settlement of tax audits. Net income for 2014 includes charges, net of tax, of $1.5 million of restructuring costs and also includes $14.6 million in tax credits for reserve releases related to the settlement of tax audits and the expiration of the statute of limitations.

(5)

Effective December 31, 2015, the Company changed the method of classification of its investments previously classified as long-term investments to short-term investments within current assets. For the year ended December 31, 2014, short-term investments have been re-classified to include investments with contractual maturities greater than one year from the date of purchase as management had the ability and intent, if necessary, to liquidate any of its cash equivalents and investments in order to meet the Company’s liquidity needs in the next twelve months. Accordingly, working capital includes investments with contractual maturities greater than one year from the date of purchase.

(6)

Long-term debt, net includes $343.8 million in 2018, $389.3 million in 2017 and short-term and long-term debt, net includes $6.3 million and $600.7 million, respectively, in 2016, related to the term loan credit agreement.

(7)	Other liabilities include non-current deferred taxes and non-current accrued compensation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Events

Acquisition of Electro Scientific Industries, Inc.

On February 1, 2019, we completed our previously announced acquisition of Electro Scientific Industries, Inc., an Oregon corporation (“ESI”), pursuant to the Agreement and Plan of Merger (the “ESI Merger”). ESI is an innovator in laser-based manufacturing solutions for micro-machining applications. Micro-machining applications are used extensively in the manufacture of mobile devices, electronic components, thin film devices and semiconductor packaging. At the effective time of the ESI Merger and pursuant to the terms and conditions of the Agreement and Plan of Merger, each share of ESI’s common stock issued and outstanding as of immediately prior to the effective time of the ESI Merger was converted into the right to receive $30.00 per share in cash, without interest and subject to deduction for any required withholding tax. We paid to the former ESI stockholders aggregate consideration of approximately $1 billion, excluding related transaction fees and expenses. We funded the payment of the aggregate consideration with a combination of our available cash on hand and proceeds from our term loan facility described below.

In connection with the completion of the ESI Merger, we entered into an amendment (“Amendment No. 5”) to our Term Loan Credit Agreement with Barclays Bank PLC as administrative agent and collateral agent, that provided additional tranche B-5 term loan commitment in the principal amount of $650.0 million, which we used to partially fund the ESI Merger.

Also, in connection with the completion of the ESI Merger, we terminated our $50.0 million asset-based credit agreement with Deutsche Bank AG New York Branch as administrative and collateral agent, and we entered into an asset-based credit agreement with Barclays Bank PLC, as administrative agent and collateral agent, that provides senior secured revolving credit financing of up to $100.0 million, subject to a borrowing base limitation.

We currently have two reportable segments, the Vacuum & Analysis segment and the Light & Motion segment. With the acquisition of ESI, we will be adding a third segment.

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

We have a diverse base of customers and our primary served markets are manufacturers of capital equipment for semiconductor manufacturing, industrial technologies, life and health sciences, as well as research and defense. Approximately 55%, 57% and 56% of our net revenues for the years 2018, 2017 and 2016, respectively, were from sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers. While our acquisition of Newport Corporation (“Newport”) in 2016 reduced our concentration of customers in these markets and we expect some additional reduction as a result of the ESI Merger, we anticipate that sales to such customers will continue to account for a substantial portion of our net revenues. Approximately 45%, 43% and 44% of our net revenues in the years 2018, 2017 and 2016, respectively, were from advanced manufacturing applications. These include, but are not limited to, industrial technologies, life and health sciences, and research and defense.

Net revenues from semiconductor capital equipment manufacture and semiconductor device manufacture customers increased by $48 million or 4% in 2018 compared to 2017, and increased by $373 million or 52% in 2017 compared to 2016. The increase in 2018 compared to 2017 is driven by strong sales to semiconductor customers during the first half of 2018 and is comprised of an increase in net semiconductor revenues of $26 million in the Vacuum & Analysis segment and $22 million in the Light & Motion segment. We have seen a decrease in sales to semiconductor customers during the second half of 2018 and we expect that to continue into the first half of 2019. The increase in 2017 compared to 2016 is comprised of an increase in net semiconductor revenues of $315 million in the Vacuum & Analysis segment and $58 million in the Light & Motion segment. These increases were primarily due to volume increases from our semiconductor customers. The semiconductor capital equipment industry is subject to rapid demand shifts, which are difficult to predict, and we are uncertain as to the timing or extent of future demand or any future weakness in the semiconductor capital equipment industry.

Our net revenues from customers in advanced markets, which exclude semiconductor capital equipment and semiconductor device manufacture customers, increased by $111 million or 14% in 2018 compared to 2017, and increased by $248 million or 43% in 2017 compared to 2016. The increase in 2018 compared to 2017, is attributed to an increase in net revenues from customers in our advanced markets of $83 million in the Light & Motion segment and $28 million in the Vacuum & Analysis segment. These increases are primarily due to revenue from customers in our industrial technologies market. The increase in 2017 compared to 2016 is primarily attributed to a $228 million increase in net revenues from customers in our Light & Motion segment due to the fact that 2016 only included eight months of revenue in the Light & Motion segment. In addition, net revenues from customers in our Vacuum & Analysis segment increase primarily due to revenues from the industrial technologies market of $20.1 million.

A significant portion of our net revenues are from sales to customers in international markets. For the years ended December 31, 2018, 2017 and 2016, international net revenues accounted for approximately 51%, 50% and 48% of our total net revenues, respectively. A significant portion of our international net revenues were in South Korea, Japan, Germany and Israel. We expect that international revenues will continue to account for a significant portion of total net sales for the foreseeable future, and that in particular, the proportion of our sales of Asian customers will continue to increase, due in large part to our acquisition of ESI, as approximately ninety percent of ESI’s customers are located in Asia. Long-lived assets, located in the United States, were $147 million, $125 million and $123 million as of December 31, 2018, 2017 and 2016, respectively, excluding goodwill and intangibles and long-term tax-related accounts. Long-lived assets, located outside of the United States, were $77 million, $78 million, and $78 million as of December 31, 2018, 2017 and 2016, respectively, excluding goodwill and intangibles and long-term tax-related accounts.

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

We believe the following critical accounting policies affect the most significant judgments, assumptions and estimates we use in preparing our consolidated financial statements:

Revenue Recognition and Allowance for Doubtful Accounts.

We adopted Accounting Standards Codification (“ASC”) 606 (“ASC 606”) on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for the twelve months ended December 31, 2018 reflect the application of ASC 606 guidance while the reported results for 2017 and 2016 were prepared under the guidance of ASC 605, Revenue Recognition.

We recorded a net increase to opening retained earnings of $1.8 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606, with the impact primarily related to its service business and certain custom products.

The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of our goods or services. To achieve this core principle, we apply the following five steps when recording revenue:

•	Identify the contract with a customer

•	Identify the performance obligations in the contract

•	Determine the transaction price

•	Allocate the transaction price to performance obligations in the contract

•	Recognize revenue when or as the Company satisfies a performance obligation

Revenue under ASC 606 is recognized when or as obligations under the terms of a contract with our customer has been satisfied and control has transferred to the customer. The majority of our performance obligations, and associated revenue, are transferred to customers at a point in time, generally upon shipment of a product to the customer or receipt of the product by the customer and without significant judgments. Installation services are not significant and are usually completed in a short period of time (normally less than two weeks) and therefore, recorded at a point in time when the installation services are completed, rather than over time as they are not material. Extended warranty, service contracts, and repair services, which are transferred to the customer over time, are recorded as revenue as the services are performed. For repair services, we make an accrual at each quarter end based upon historical repair times within our product groups to record revenue based upon the estimated number of days completed to date, which is consistent with ratable recognition. Customized products with no alternative future use to us, and that have an enforceable right to payment for performance completed to date, are also recorded over time. We consider this to be a faithful depiction of the transfer to the customer of revenue over time as the work is performed or service is delivered, ratably over time.

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Performance obligations promised in a contract are identified based on the products or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the product or service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the product or service is separately identifiable from other promises in the contract. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Our normal payment terms are 30 to 60 days but vary by the type and location of our customers and the products or services offered. The time between invoicing and when payment is due is not significant. For certain products and services and customer types, we require payment before the products or services are delivered to, or performed for, the customer. None of our contracts as of December 31, 2018 contained a significant financing component.

We periodically enter into contracts with our customers in which a customer may purchase a combination of goods and or services, such as products with installation services or extended warranty obligations. These contracts include multiple promises that we evaluate to determine if the promises are separate performance obligations. Once we determine the performance obligations, we then determine the transaction price, which includes estimating the amount of variable consideration to be included in the transaction price, if any. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the method we expect to better predict the amount of consideration to which it will be entitled. There are no constraints on the variable consideration recorded. We then allocate the transaction price to each performance obligation in the contract based on a relative stand-alone selling price charged separately to customers or using an expected cost plus margin method. The corresponding revenues are recognized when or as the related performance obligations are satisfied, which are noted above. The impact of variable consideration has been immaterial.

Our standard assurance warranty period is normally 12 to 24 months and we provide for estimated warranty costs at the time of sale based upon historical experience. We sometimes sell separately-priced service contracts and extended warranty contracts related to certain of our products, especially our laser products. The separately priced contracts generally range from 12 to 60 months. We normally receive payment at the inception of the contract and recognize revenue over the term of the agreement in proportion to the costs expected to be incurred in satisfying the obligations under the contract.

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

Inventory.    We value our inventory at the lower of cost (first-in, first-out method) or market. We regularly review inventory quantities on hand and record a provision to write-down excess and obsolete inventory to its estimated net realizable value, if less than cost, based primarily on our estimated forecast of product demand. Once our inventory value is written-down and a new cost basis has been established, the inventory value is not increased due to demand increases. Demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases as a result of supply shortages or a decrease in the cost of inventory purchases as a result of volume discounts, while a significant decrease in demand could result in an increase in the charges for excess inventory quantities on hand. In addition, our industry is subject to technological change, new product development and product technological obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results. For 2018, 2017 and 2016, our charges for excess and obsolete inventory totaled $22.3 million, $20.2 million and $16.0 million, respectively.

Warranty Costs.    We provide for the estimated costs to fulfill customer warranty obligations upon the recognition of the related revenue. We provide warranty coverage for our products for periods ranging from 12 to 36 months, with the majority of our products for periods ranging from 12 to 24 months. Short-term accrued warranty obligations, which expire within one year, are included in other current liabilities and long-term accrued warranty obligations are included in other liabilities in the consolidated balance sheets. We estimate the anticipated costs of repairing our products under such warranties based on the historical costs of the repairs and any known specific product issues. The assumptions we use to estimate warranty accruals are re-evaluated periodically in light of actual experience and, when appropriate, the accruals are adjusted. Our determination of the appropriate level of warranty accrual is based upon estimates. Should product failure rates differ from our estimates, actual costs could vary significantly from our expectations. Defective products will be either repaired or replaced, generally at our option, upon meeting certain criteria.

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

As part of our acquisition of Newport (the “Newport Merger”), we assumed the outstanding stock appreciation rights (“SARs”) of Newport. For SARs, the converted number of shares, fair value, vesting schedule and expiration dates are all based on the original grant date information. The stock-based compensation reflects the remaining fair value for all unvested SARs as of the acquisition date, recognized over the remaining time to vest.

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

We have elected to perform our annual goodwill impairment test as of October 31 of each year, or more often if events or circumstances indicate that there may be impairment. Goodwill is the amount by which the cost of acquired net assets exceeded the fair value of those net assets on the date of acquisition. We allocate goodwill to reporting units at the time of acquisition or when there is a change in the reporting structure and base that allocation on which reporting units will benefit from the acquired assets and liabilities. Reporting units are defined as operating segments or one level below an operating segment, referred to as a component. The estimated fair value of our reporting units was based on discounted cash flow models derived from internal earnings and internal and external market forecasts. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, perpetual growth rates, projected revenues and projected profit margins. Discount rates are based on a weighted average cost of capital (“WACC”), which represents the average rate a business must pay its providers of debt and equity. The WACC used to test goodwill is derived from a group of comparable companies. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. We make every effort to forecast these future cash flows as accurately as possible with the information available at the time the forecast is developed.

In performing our annual goodwill impairment test, we are permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount, including goodwill. In performing the qualitative assessment, we consider certain events and circumstances specific to the reporting unit and to the entity as a whole, such as macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. We are also permitted to bypass the qualitative assessment and proceed directly to the quantitative test. If we choose to undertake the qualitative assessment and we conclude that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we would then proceed to the quantitative impairment test. In the quantitative assessment, we compare the fair value of the reporting unit to its carrying amount, which includes goodwill. If the fair value exceeds the carrying value, no impairment loss exists. If the fair value is less than the carrying amount, a goodwill impairment loss is measured and recorded.

On July 1, 2018, we reassigned goodwill to certain reporting units within the Light & Motion reportable segment resulting from a reorganization of the composition of reporting units. The goodwill was reassigned to the reporting units affected using the relative fair value approach. In conjunction with this goodwill reassignment, we performed an interim quantitative impairment test as of July 1, 2018 for all of our reporting units and concluded that the fair values of each reporting unit exceeded their respective carrying values.

As of October 31, 2018, we performed our annual impairment assessment of goodwill using the qualitative assessment and determined that it is more likely than not that the fair values of the reporting units exceed their carrying amount. We will continue to monitor and evaluate the carrying value of goodwill. If market and economic conditions or business performance deteriorate, this could increase the likelihood of us recording an impairment charge. However, we believe it is not reasonably likely that an impairment will occur at any of its reporting units over the next twelve months.

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

Income Taxes.

We evaluate the realizability of our net deferred tax assets and assess the need for a valuation allowance on a quarterly basis. The future benefit to be derived from our deferred tax assets is dependent upon our ability to generate sufficient future taxable income in each jurisdiction of the right type to realize the assets. We record a valuation allowance to reduce our net deferred tax assets to the amount that is expected to be realized. To the extent we establish a valuation allowance an expense is recorded within the provision for income taxes line in the consolidated statements of operations and comprehensive income.

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”), which included significant changes to U.S. tax law. Some of the more significant changes impacting us are the reduction of the U.S. federal corporate income tax rate from 35.0% to 21.0% as of January 1, 2018, the implementation of a territorial tax system and the imposition of a transition tax on deemed repatriated cumulative earnings of foreign subsidiaries (“Transition Tax”).

Income tax effects resulting from changes in tax are generally accounted for in the period in which the law is enacted and the effects are recorded as a component of provision for income taxes from continuing operations. On December 22, 2017, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance for reporting entities’ ability to timely complete the accounting for certain income tax effects of the Act and allowed a measurement period up to one year from the enactment date of the Act. We have obtained, prepared and analyzed the information needed to complete the accounting requirements under ASC Topic 740 and, as a result, in accordance with SAB 118 we finalized and recorded the effects of the Act during the quarter ended December 31, 2018. The ultimate impact of the Act is based upon our understanding and interpretation of the regulatory guidance that has been issued regarding the Act. There remain significant provisions of the Act that impact us for which no regulatory guidance has yet been issued. Our estimated accruals for 2018 and future periods expected income tax expense may change as regulatory guidance on provisions of the Act are released.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total net revenues of certain line items included in our consolidated statements of operations and comprehensive income data:

	Years Ended December 31,
	2018	2017	2016
Net revenues:
Product	88.4%	88.8%	86.4%
Service	11.6	11.2	13.6

Total net revenues	100.0%	100.0%	100.0%
Cost of revenues:
Product	46.7	47.3	48.6
Service	6.1	6.2	7.7

Total cost of revenues	52.8	53.5	56.3

Gross profit	47.2%	46.5%	43.7%
Research and development	6.5	6.9	8.5
Selling, general and administrative	14.4	15.2	17.6
Acquisition and integration costs	0.1	0.3	2.1
Restructuring	0.2	0.2	—
Environmental costs	0.1	—	—
Asset impairment	—	0.3	0.4
Fees and expenses related to repricing of term loan	—	—	0.1
Amortization of intangible assets	2.1	2.4	2.8

Income from operations	23.8%	21.2%	12.2%
Interest income	0.3	0.2	0.2
Interest expense	0.8	1.6	2.4
Gain on sale of business	—	3.9	—
Other expense, net	0.1	0.3	0.1

Income before income taxes	23.2%	23.4%	9.9%
Provision for income taxes	4.3	5.7	1.8

Net income	18.9%	17.7%	8.1%

Year Ended December 31, 2018, Compared to 2017 and 2016

Net Revenues

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Product	$1,835.2	$1,701.3	$1,118.5
Service	239.9	214.7	$176.8

Total net revenues	$2,075.1	$1,916.0	$1,295.3

Product revenues increased $133.9 million during 2018, compared to 2017. Product revenues for the Vacuum & Analysis segment increased by $32.7 million during 2018 compared to 2017, due to an increase in product revenues from customers in our advanced markets of $30.9 million and an increase in product revenues from our semiconductor customers of $1.8 million. Product revenues for our Light & Motion segment increased by $101.2 million during 2018, compared to 2017, due to an increase in product revenues from customers in our advanced markets of $77.2 million and an increase in product revenues from our semiconductor customers of $24.0 million. The increase in product revenues from customers in our advanced markets for both the Vacuum & Analysis segment and the Light & Motion segment were primarily due to volume increases in revenues from customers in our industrial technologies market.

Product revenues increased $582.8 million during 2017, compared to 2016. Product revenues for the Vacuum & Analysis segment increased by $316.2 million during 2017 compared to 2016, due to an increase in product revenues from our semiconductor customers of $293.9 million, primarily due to volume increases, and an increase in product revenues from customers in our advanced markets of $22.3 million. Product revenues for our Light & Motion segment increased by $266.6 million during 2017, compared to 2016, primarily due to the Newport Merger and consisted of an increase in product revenues from customers in our other advanced markets of $215.5 million and an increase in product revenues from our semiconductor customers of $51.1 million.

Service revenues consisted mainly of fees for services related to the repair of our products, maintenance, installation services and training. In 2018, we started to record the sales of spare parts in our service revenue and related cost of sales line items rather than in our product revenue and related cost of sales line items. As a result, for 2017 and 2016, we reclassified $22.1 million and $15.4 million, respectively, of product revenue for spare parts from product to service revenue. Service revenues increased $25.2 million during 2018, compared to 2017, primarily due to an increase in service revenues from the Vacuum & Analysis segment of $20.7 million, primarily from semiconductor customers. The remaining increase of $4.5 million was primarily due to an increase in service revenues from our industrial technologies market from our Light & Motion segment.

Service revenues increased $37.9 million during 2017, compared to 2016, primarily due to an increase in service revenues from the Light & Motion segment of $19.0 million, due to the fact that 2016 only included eight months of revenue from Newport as the Newport Merger occurred in April 2016. The remaining increase of $18.9 million was primarily due to an increase in service revenues from our semiconductor customers from our Vacuum & Analysis segment.

Total international net revenues, including product and service, were $1.1 billion or 50.7% of total net revenues for 2018, $960.7 million or 50.1% of total net revenues for 2017 and $619.7 million or 47.8% of total net revenues for 2016. A significant portion of the increases in 2018 and 2017 international net revenue, were in China, Germany and Japan. The increase in 2017, compared to 2016 was partially the result of the Newport Merger and consisted of increases mainly in South Korea, Japan, Israel and Germany. We expect that international revenues will continue to account for a significant percentage of total net sales for the foreseeable future, and that in particular, the proportion of our sales to Asian customers will continue to increase, due in large part to our acquisition of ESI, as approximately ninety percent of ESI’s customers are located in Asia.

The following table sets forth our net revenues by reportable segment:

Net Revenues

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Vacuum & Analysis	$1,260.9	$1,207.5	$872.3
Light & Motion	814.2	708.5	423.0

Total net revenues	$2,075.1	$1,916.0	$1,295.3

Net revenues for our Vacuum & Analysis segment increased $53.4 million in 2018, compared to 2017, due to an increase in net revenues from customers in our advanced markets of $27.9 million, primarily due to increases in net revenues from customers in our industrial technologies market, and from our semiconductor customers of $25.5 million. Net revenues for our Vacuum & Analysis segment increased $335.2 million in 2017, compared to 2016, due to an increase in net revenues from our semiconductor customers of $315.0 million and an increase in net revenues from customers in our advanced markets of $20.2 million, primarily due to increases in net revenues from customers in our industrial technologies markets.

Net revenues from our Light & Motion segment increased $105.7 million in 2018, compared to 2017, due to an increase in net revenues from customers in our advanced markets of $83.3 million, primarily due to volume increases in net revenues from customers in our industrial technologies market of $58.5 million and an increase in revenues from customers in our semiconductor market of $22.4 million. Net revenues from our Light & Motion segment increased $285.5 million in 2017, compared to 2016, primarily due to the Newport Merger and consisted of an increase in net revenues from customers in our advanced markets of $228.1 million, primarily due to increases in net revenues from customers in our industrial technologies and research and defense markets and an increase in revenues from customers in our semiconductor market of $57.4 million. Net revenues from our Light & Motion segment in 2016 were $423.0 million and only represented eight months of revenue in 2016, as the Newport Merger occurred in April 2016.

The following is gross profit as a percentage of net revenues by product and service:

Gross Profit

	Years Ended December 31,			% Points Change in 2018	% Points Change in 2017
(As a percentage of net revenues)	2018	2017	2016
Product	47.2%	46.7%	43.7%	0.5%	3.0%
Service	47.3%	45.0%	43.7%	2.3%	1.3%

Total gross profit percentage	47.2%	46.5%	43.7%	0.7%	2.8%

Gross profit on product revenues increased by 0.5 percentage points during 2018 compared to 2017. The increase was primarily due to an increase of 0.9 percentage points due to higher revenue volumes and 0.6 percentage points due to favorable product mix, partially offset by a decrease of 0.6 percentage points due to higher material costs and a decrease of 0.5 percentage points due to higher overhead costs.

Gross profit on product revenues increased by 3.0 percentage points during 2017 compared to 2016. The increase was primarily due to an increase of 5.5 percentage points due to higher revenue volumes, partially offset by 1.6 percentage points due to higher overhead costs, both mainly related to the Newport Merger.

Cost of service revenues consists primarily of costs for providing services for repair and training which includes salaries, related expenses and other overhead costs. Service gross profit increased by 2.3 percentage points during 2018 compared to 2017, primarily due to an increase of 5.3 percentage points due to lower overhead paid and favorable overhead absorption, partially offset by a 2.8 percentage points decrease due to higher material costs.

Service gross profit increased by 1.3 percentage points during 2017, compared to 2016, primarily due to a net increase of 1.6 percentage points due to net favorable direct labor and overhead absorption, partially offset by 0.4 percentage points due to unfavorable product mix.

The following is gross profit as a percentage of net revenues by reportable segment.

Gross Profit

	Years Ended December 31,			% Points Change in 2018	% Points Change in 2017
(As a percentage of net revenues)	2018	2017	2016
Vacuum & Analysis	45.8%	45.6%	44.5%	0.2%	1.1%
Light & Motion	49.3%	48.0%	41.9%	1.3%	6.1%

Total net revenues	47.2%	46.5%	43.7%	0.7%	2.8%

Gross profit for our Vacuum & Analysis segment remained relatively flat in 2018, compared to 2017. Gross profit for our Vacuum & Analysis segment increased by 1.1 percentage points in 2017, compared to 2016, primarily due to higher revenue volumes related to revenues from customers in our semiconductor market, partially offset by unfavorable product mix.

Gross profit for our Light & Motion segment increased 1.3 percentage points in 2018, compared to 2017, primarily due to higher revenue volumes and favorable product mix, partially offset by higher material costs. Gross profit for our Light & Motion segment increased 6.1 percentage points in 2017, compared to 2016, primarily due to higher revenue volumes and lower material costs, as the prior year included $15.1 million of inventory step-up amortization charges related to the Newport Merger, and favorable product mix, partially offset by higher overhead costs.

Research and Development

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Research and development expenses	$135.7	$132.6	$110.6

Research and development expenses increased $3.1 million during 2018, compared to 2017, primarily due to an increase in compensation costs and related benefits of $2.6 million.

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

We believe that the continued investment in research and development and ongoing development of new products are essential to the expansion of our markets, and we expect to continue to make significant investment in research and development activities. We are subject to risks if products are not developed in a timely manner, due to rapidly changing customer requirements and competitive threats from other companies and technologies. Our success primarily depends on our products being designed into new generations of equipment for the semiconductor industry and advanced technology markets. We develop products that are technologically advanced so that they are positioned to be chosen for use in each successive generation of semiconductor capital equipment. If our products are not chosen to be designed into our customers’ products, our net revenues may be reduced during the lifespan of those products.

Selling, General and Administrative

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Selling, general and administrative expenses	$298.1	$290.1	$227.9

Selling, general and administrative expenses increased $8.0 million during 2018, compared to 2017. The increase was primarily due to an increase of $7.4 million of compensation costs and related benefits and $4.8 million of consulting and professional fees, primarily information technology and business development related expenses, partially offset by a decrease of $1.3 million of commissions expense, $0.9 million in travel and entertainment expenses and $0.9 million of occupancy costs.

Selling, general and administrative expenses increased $62.2 million during 2017, compared to 2016. The increase was primarily due to the fact that the Newport Merger occurred in April 2016 and thus the Light & Motion segment only accounted for eight months of expense in 2016. The increase included $37.6 million of compensation costs and related benefits, $6.4 million of commissions expense, $4.0 million of information technology related expenses, $3.3 million of consulting and professional fees and $2.5 million of depreciation expense.

Acquisition and Integration Costs

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Acquisition and integration costs	$3.1	$5.3	$27.3

We incurred $4.2 million of acquisition costs during 2018 related to the announced acquisition of ESI which closed on February 1, 2019. We recorded acquisition and integration costs related to the Newport Merger during 2017 and 2016 of $5.3 million and $27.3 million, respectively, which consisted primarily of information technology related expenses, legal and other professional fees, as well as compensation expenses related to change in control provisions in agreements for certain executives of Newport. During 2018, we reversed $1.1 million of these Newport Merger acquisition costs related to severance provisions that were not met.

Restructuring

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Restructuring	$3.6	$3.9	$0.6

During 2018, we recorded $3.6 million of restructuring charges, which was primarily comprised of severance costs related to a worldwide reduction in workforce during the third quarter of 2018 and transferring a portion of our shared accounting functions in the United States to a third party, as well as the consolidation of certain shared accounting functions in Asia.

During 2017, we recorded $3.9 million of restructuring charges related to the consolidation of two manufacturing plants, the restructuring of one of our international facilities and the consolidation of sales offices.

During 2016, we recorded $0.6 million of restructuring charges primarily related to the closing of one of our international facilities.

Environmental Costs

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Environmental costs	$1.0	$—	$—

We recorded environmental costs during the twelve months ended December 31, 2018, related to a U.S. Environmental Protection Agency-designated Superfund site, acquired as part of the Newport Merger.

Asset Impairment

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Asset impairment	$—	$6.7	$5.0

During 2017, we recorded $6.7 million of impairment charges related to the consolidation of two manufacturing plants. These charges primarily related to the write-off of certain goodwill and intangible assets. During 2016, we recorded an asset impairment charge of $5.0 million on our investment in a private company.

Fees and Expenses Related to Repricing of Term Loan

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Fees and expenses related to repricing of term loan	$0.4	$0.5	$1.2

We recorded fees and expenses related to repricings of our Term Loan Facility (as defined below under “Liquidity and Capital Resources – Term Loan Credit Agreement.”

Amortization of Intangible Assets

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Amortization of intangible assets	$43.5	$45.7	$35.7

Amortization of intangible assets decreased by $2.2 million in 2018, due to certain intangible assets becoming fully amortized.

Amortization increased by $10.0 million during 2017, compared to 2016. The increase in 2017, compared to prior year, was primarily related to the amortization of intangible assets acquired through the Newport Merger. The increase during 2017, compared to 2016 was primarily due to the fact that the Light & Motion segment only accounted for eight months of expense in 2016.

Interest Expense, Net

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Interest expense, net	$11.2	$28.0	$28.0

Interest expense, net, decreased by $16.8 million in 2018, compared to 2017, primarily related to principal prepayments of $275.0 million since the beginning of 2017, and three repricings of our Term Loan Facility in 2017 and 2018.

Interest expense, net, remained flat and during 2017 and 2016.

Gain on Sale of Business

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Gain on sale of business	$—	$74.9	$—

We recorded a $74.9 million gain for 2017 on the sale of our Data Analytics Solutions business during the second quarter of 2017.

Other Expense, Net

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Other expense, net	$1.9	$5.9	$1.2

Other expense, net for 2018 and 2017 primarily related to changes in foreign exchange rates.

Other expense, net for 2016 includes $2.8 million of foreign exchange losses and other income, net of $1.6 million, primarily attributed to $1.3 million of net proceeds received from a Company-owned life insurance policy.

Provision for Income Taxes

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Provision for income taxes	$88.1	$108.5	$23.2

Our effective tax rate for the years 2018, 2017 and 2016 was 18.3%, 24.2% and 18.1%, respectively. The effective tax rate in 2018 and related income tax expense was impacted by the Tax Cuts and Jobs Act which was enacted into law on December 22, 2017. We account for income tax effects resulting from changes in tax laws in accordance with the authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted and that the effects are recorded as a component of provision for income taxes from continuing operations. As a result, we recorded provisional amounts as of December 31, 2017 related to the one-time Transition Tax and the change in U.S. net deferred tax liabilities resulting from the change in the U.S. statutory rate resulting from the enactment of the Act in accordance with SAB 118. The provisional amounts recorded for the Act were finalized as of December 22, 2018 and resulted in a net decrease to our annual tax expense of approximately $0.6 million. The effective tax rate for the period ending December 31, 2018 was lower than the U.S. statutory rate due to foreign earnings taxed at lower rates, windfall benefits of stock compensation and the new deduction for foreign derived intangible income from the Act, offset by state income taxes.

The effective tax rate in 2017 was lower than the U.S. statutory tax rate due to foreign earnings taxed at lower rates, windfall benefits of stock compensation and the domestic production deduction offset by deferred taxes recorded as a result of a change in the indefinite reinvestment assertion with respect to certain foreign subsidiaries.

At December 31, 2018, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $32.7 million. At December 31, 2017, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $27.3 million. The net increase from December 31, 2017 was primarily attributable to the addition of reserves for the federal Transition Tax from the Act along with certain non-U.S. items offset by decreases from settlement of an audit by the U.S. Internal Revenue Service (“IRS”) and the expiration of certain statutes of limitations. At December 31, 2018, excluding interest and penalties, there were approximately $25.1 million of net unrecognized tax benefits that, if recognized, would impact our annual effective tax rate. We accrue interest and, if applicable, penalties for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. At December 2018, 2017 and 2016, we had accrued interest on unrecognized tax benefits of approximately $0.6 million, $0.3 million and $0.5 million, respectively.

Over the next 12 months it is reasonably possible that we may recognize approximately $2.1 million of previously net unrecognized tax benefits, excluding interest and penalties, related to federal, state and foreign tax positions as a result of the expiration of statutes of limitations. The U.S. statute of limitations remains open for tax years 2015 through present. The statute of limitations for our tax filings in other jurisdictions varies between fiscal years 2013 through the present. We also have certain federal credit carry-forwards and state tax loss and credit carry-forwards that are open to examination for tax years 2000 through the present.

We are subject to examination by U.S. federal, state and foreign tax authorities. The IRS commenced an examination of our U.S. federal income tax filings for tax years 2015 and 2016 during the quarter ended September 30, 2017. This audit was effectively settled during the quarter ended March 31, 2018. During the quarter ended March 31, 2018 we received notification from the IRS of its intent to audit our U.S. subsidiary, Newport, for tax year 2015. This audit commenced during the quarter ended June 30, 2018 and there have been no proposed adjustments through December 31, 2018.

On a quarterly basis, we evaluate both positive and negative evidence that affects the realizability of net deferred tax assets and assess the need for a valuation allowance. The future benefit to be derived from our deferred tax assets is dependent upon our ability to generate sufficient future taxable income in each jurisdiction of the right type to realize the assets.

In 2018 we recorded a net benefit to income tax expense of $1.6 million, excluding interest and penalties, due to reserve releases related to the expiration of certain statutes of limitations for previously open tax years and the effective settlement of an IRS audit. In 2017 we recorded a net benefit to income tax expense of $3.1 million, excluding interest and penalties, due to reserve releases related to the expiration of statutes of limitations for previously open tax years. For 2016 we recorded a net benefit to income tax expense of $2.6 million, excluding interest and penalties, due to reserve releases related to the expiration of the statutes of limitations for previously open tax years.

The United Kingdom is negotiating its withdrawal from the European Union (“EU”). It is possible that the United Kingdom may leave the EU without having negotiated terms of its withdrawal (no deal Brexit). If there is a no deal Brexit, tax treaties between the United Kingdom and member states of the EU will displace certain EU directives now in effect including the Parent / Subsidiary Directive. The Parent Subsidiary Directive currently eliminates withholding taxes on the payment of dividends between associated companies of different EU member states. The United Kingdom tax treaties with EU member states generally permit withholding taxes to be applied at reduced rates. If there is a no deal Brexit, our tax expense may increase due to the imposition of withholding taxes on dividends paid from our EU subsidiaries to our United Kingdom subsidiaries.

Our future effective tax rate depends on various factors, including further interpretations and guidance from U.S. federal and state governments on the impact of the enactment of the Act, the adoption of the proposed regulations issued by the U.S. IRS on the one-time transition tax and the global intangible low-taxed income provision, as well as the geographic composition of our pre-tax income, and changes in income tax reserves for unrecognized tax benefits. We monitor these factors and timely adjust our estimates of the effective tax rate accordingly. We expect that the geographic mix of pre-tax income will continue to have a favorable impact on our effective tax rate, however the geographic mix of pre-tax income can change based on multiple factors resulting in changes to the effective tax rate in future periods. While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from our accrued positions as a result of uncertain and complex application of tax law and regulations. Additionally, the recognition and measurement of certain tax benefits include estimates and judgment by management. Accordingly, we could record additional provisions or benefits for U.S. federal, state, and foreign tax matters in future periods as new information becomes available.

Liquidity and Capital Resources

Cash, cash equivalents and short-term marketable investments totaled $718.2 million at December 31, 2018, an increase of $174.9 million compared to $543.3 million at December 31, 2017. This increase and the primary driver in our current and anticipated future cash flows is and will continue to be cash generated from operations, consisting primarily of our net income, excluding non-cash changes and changes in operating assets and liabilities. In periods when our sales are growing, higher sales to customers will result in increased trade receivables, and inventories will generally increase as we build products for future sales. This may result in lower cash generated from operations. Conversely, in periods when our sales are declining, our trade accounts receivable and inventory balances will generally decrease, resulting in increased cash from operations.

Net cash provided by operating activities was $413.8 million for 2018 and resulted from net income of $392.9 million, which included non-cash net charges of $118.9 million, offset by an increase in working capital of $98.0 million. The increase in working capital consisted primarily of an increase in inventories of $73.8 million, a decrease in income taxes of $11.4 million, a decrease in accrued compensation of $8.7 million and a decrease in other current and non-current liabilities of $4.0 million.

Net cash provided by operating activities was $355.2 million for 2017 and resulted from net income of $339.1 million, which included non-cash net charges of $66.5 million, offset by an increase in working capital of $50.4 million. The increase in working capital consisted of an increase in inventories of $72.4 million, an increase in trade accounts receivable of $44.1 million and an increase in current and non-current assets of $8.6 million, all as a result of a significant increase in our business in 2017. These increases were offset by an increase in accrued compensation of $32.5 million mainly related to variable compensation, other current and non-current liabilities of $18.0 million, income taxes of $12.8 million and accounts payable of $11.4 million.

Net cash provided by operating activities was $180.1 million for 2016 and resulted from net income of $104.8 million, which included non-cash net charges of $97.6 million, offset by an increase in working capital of

$22.3 million. The increase in working capital consisted of an increase in trade accounts receivable of $58.1 million, an increase in inventories of $13.8 and an increase in current and non-current assets of $12.2 million. These increases were offset by an increase in income taxes of $30.9 million, accounts payable of $16.2 million, an increase in accrued compensation of $11.0 million and an increase in other current and non-current liabilities of $3.7 million.

Net cash provided by investing activities was $72.8 million for 2018, due to net sales and maturities of short-term investments of $135.7 million, offset by the purchases of production-related equipment of $62.9 million. Net cash provided by investing activities was $22.6 million for 2017 and resulted primarily from proceeds received of $72.5 million from the sale of our Data Analytics Solutions business, partially offset by purchases of production-related equipment of $31.3 million and net purchases of short-term investments of $18.7 million. Net cash used in investing activities was $727.0 million for 2016 and resulted primarily from $939.6 million of cash, primarily used for the Newport Merger and $19.1 million used for the purchase of production-related equipment, partially offset by net proceeds from sales and maturities of investments of $231.5 million. The purchase of production-related equipment could increase to support future sales growth.

Net cash used in financing activities was $178.0 million for 2018 and primarily resulted from the repurchase of common stock of $75.0 million, partial repayment of our Term Loan Facility of $50.0 million, dividend payments made to common stockholders of $42.4 million and net payments related to tax payments for employee stock awards of $11.1 million. Net cash used in financing activities was $279.7 million and resulted primarily from partial repayment of the Term Loan Facility of $228.1 million, dividend payments made to common stockholders of $38.2 million and net payments related to tax payments for employee stock awards of $12.2 million. Net cash provided by financing activities was $560.1 million for 2016 and resulted from net proceeds of $598.5 million, primarily related to the Term Loan Facility used to finance the Newport Merger, offset by dividend payments made to common stockholders of $36.4 million and net payments related to tax payments made for employee stock awards of $1.9 million.

On July 25, 2011, our Board of Directors approved a share repurchase program for the repurchase of up to an aggregate of $200 million of our common stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means. The timing and quantity of any shares repurchased depends upon a variety of factors, including business conditions, stock market conditions and business development activities, including, but not limited to, merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice. During 2018, we repurchased approximately 818,000 shares of our common stock for $75.0 million, or an average price of $91.67 per share. During 2017, we did not repurchase any shares of our common stock. During 2016, we repurchased approximately 45,000 shares of our common stock for $1.5 million at an average price of $34.50 per share.

Holders of our common stock are entitled to receive dividends when and if they are declared by our Board of Directors. For the year ended December 31, 2018, we paid cash dividends of $42.4 million in the aggregate, or $0.78 per share. For the year ended December 31, 2017, we paid cash dividends of $38.2 million in the aggregate, or $0.71 per share. For the year ended December 31, 2016, we paid cash dividends of $36.4 million in the aggregate, or $0.68 per share. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of our Board of Directors. In addition, under the terms of our Term Loan Facility and our senior secured asset-based revolving credit facility, we may be restricted from paying dividends under certain circumstances.

On February 11, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share to be paid on March 8, 2019 to shareholders of record as of February 25, 2019.

Acquisition of Electro Scientific Industries, Inc.

On February 1, 2019, we completed our previously announced acquisition of ESI pursuant to the ESI Merger. At the effective time of the ESI Merger and pursuant to the terms and conditions of the Agreement and

Plan of Merger, each share of ESI’s common stock issued and outstanding as of immediately prior to the effective time of the ESI Merger was converted into the right to receive $30.00 per share in cash, without interest and subject to deduction for any required withholding tax. We paid to the former ESI stockholders aggregate consideration of approximately $1 billion, excluding related transaction fees and expenses. We funded the payment of the aggregate consideration with a combination of our available cash on hand and proceeds from our term loan facility described below.

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

Term Loan Credit Agreement

In connection with the completion of the Newport Merger, we entered into a term loan credit agreement (the “Credit Agreement”) with Barclays Bank PLC, as administrative agent and collateral agent, and the lenders from time to time party thereto (the “Lenders”), that provided senior secured financing in the original principal amount of $780.0 million, subject to increase at our option and subject to the receipt of lender commitments in accordance with the Credit Agreement (the “Term Loan Facility”). Borrowings under the Term Loan Facility bear interest per annum at one of the following rates selected by the Company: (a) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the “prime rate” quoted in The Wall Street Journal, (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%, and (4) a floor of 1.75%, plus, in each case, an applicable margin; or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, subject to a LIBOR rate floor of 0.75%, plus an applicable margin. We have elected the interest rate as described in clause (b). The Credit Agreement provides that all loans will be determined by reference to the Base Rate if the LIBOR rate cannot be ascertained, if regulators impose material restrictions on the authority of a lender to make LIBOR rate loans, and for other reasons. The Term Loan Facility was issued with original issue discount of 1.00% of the principal amount thereof.

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

In September 2016, we entered into an interest rate swap agreement, which has a maturity date of September 30, 2020, to fix the rate on $335.0 million of the then-outstanding balance under the Credit Agreement. The rate is fixed at 1.198% per annum plus the applicable credit spread, which was 1.75% at December 31, 2018. The notional amount of the interest rate swap agreement was $290.0 million and had a fair value of $6.1 million at December 31, 2018.

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

In July 2017, August 2017, November 2017 and March 2018 we voluntarily prepaid $50.0 million, $75.0 million, $50.0 million and $50.0 million, respectively, of principal under the Credit Agreement. As of December 31, 2018, after total principal prepayments of $425.0 million and regularly scheduled principal payments of $6.5 million, the total outstanding principal balance was $348.5 million. The interest rate as of December 31, 2018 was 4.1%.

We incurred $28.7 million of deferred finance fees, original issue discount and repricing fees related to the term loans under the Term Loan Facility, which are included in long-term debt in the accompanying consolidated balance sheets and are being amortized to interest expense over the estimated life of the term loans using the effective interest method. A portion of these fees have been accelerated in connection with the various debt prepayments during 2016, 2017 and 2018. As of December 31, 2018, the remaining balance of the deferred finance fees, original issue discount and repricing fees related to the Term Loan Facility was $4.7 million.

Under the Credit Agreement, we are required to prepay outstanding term loans, subject to certain exceptions, with portions of our annual excess cash flow as well as with the net cash proceeds of certain asset sales, certain casualty and condemnation events and the incurrence or issuance of certain debt. As a result of our Total Leverage Ratio, we were not required to make a prepayment of excess cash flow for fiscal year end 2018. We are also required to make scheduled quarterly payments each equal to 0.25% of the principal amount of the term loan, less the amount of certain voluntary and mandatory repayments after such date, with the balance due on the seventh anniversary of the closing date. As a result of making total prepayments of $425.0 million through December 31, 2018, we are no longer required to make any scheduled quarterly principal payments on the Term Loan Facility we had in place as of December 31, 2018 until maturity of the loan.

All obligations under the Term Loan Facility are guaranteed by certain of our domestic subsidiaries, and are secured by substantially all of our assets and the assets of such subsidiaries, subject to certain exceptions and exclusions.

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. If an event of default occurs, the Lenders under the Term Loan Facility will be entitled to take various actions, including the acceleration of amounts due under the Term Loan Facility and all actions generally permitted to be taken by a secured creditor. At December 31, 2018, we were in compliance with all covenants under the Credit Agreement.

Incremental Term Loan Facility

On February 1, 2019, in connection with the completion of the ESI Merger, we entered into Amendment No. 5 to the Credit Agreement. Amendment No. 5 provides an additional tranche B-5 term loan commitment in the principal amount of $650.0 million (the “Incremental Term Loan Facility”), all of which was drawn down in connection with the closing of the ESI Merger. The Incremental Term Loan Facility matures on February 1, 2026 and bears interest at a rate per annum equal to, at our option, any of the following, plus, in each case, an applicable margin: (a) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the prime rate quoted in The Wall Street Journal, (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% and (4) a floor of 1.00%; and (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, with a floor of 0.00%. The Incremental Term Loan Facility was issued with original issue discount of 1.00% of the principal amount thereof and the applicable margin for borrowings under the Incremental Term Loan Facility is 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings. As a consequence of the pricing of the Incremental Term Loan Facility, the applicable margin for the existing Term Loan Facility currently outstanding under the Credit Agreement (in the approximate outstanding principal amount of $348.0 million) was increased to 1.00% (from 0.75%) with respect to base rate borrowings and 2.00% (from 1.75%) with respect to LIBOR borrowings.

We are required to make scheduled quarterly payments each equal to 0.25% of the original principal amount of the tranche B-5 term loans, with the balance due on the seventh anniversary of the closing date of Amendment No. 5. If on or prior to the date that is six months after the closing date of Amendment No. 5 we prepay any tranche B-5 term loan in connection with a repricing transaction, we must pay a prepayment premium of 1.00% of the aggregate principal amount of the loans so prepaid.

Except as described above, the terms, covenants and events of default applicable to the Incremental Term Loan Facility are materially consistent with the terms, covenants and events of default applicable to tranche B-4 term loans currently outstanding under the Credit Agreement. The Incremental Term Loan Facility is guaranteed and secured on the same basis as the tranche B-4 term loans currently outstanding under the Credit Agreement. Pursuant to Amendment No. 5, we also effectuated certain amendments to the Credit Agreement which make certain of the negative covenants and other provisions less restrictive and, therefore, provide us with additional flexibility.

Senior Secured Asset-Based Revolving Credit Facility

In connection with the completion of the Newport Merger, we entered into an asset-based credit agreement with Deutsche Bank AG New York Branch, as administrative agent and collateral agent, the other borrowers from time to time party thereto, and the lenders and letters of credit issuers from time to time party thereto, that provided senior secured financing of up to $50.0 million, which we never borrowed against. On February 1, 2019, in connection with the completion of the ESI Merger, we terminated the $50.0 million asset-based credit agreement with Deutsche Bank AG New York Branch and entered into an asset-based credit agreement with Barclays Bank PLC, as administrative agent and collateral agent, the other borrowers from time to time party thereto, and the lenders and letters of credit issuers from time to time party thereto (the “ABL Credit Agreement”), that provides senior secured revolving credit financing of up to $100.0 million, subject to a borrowing base limitation (the “ABL Facility”). The borrowing base for the ABL Facility at any time equals the sum of: (a) 85% of certain eligible accounts; plus (b) subject to certain notice and field examination and appraisal requirements, the lesser of (i) the lesser of (A) 65% of the lower of cost or market value of certain eligible inventory and (B) 85% of the net orderly liquidation value of certain eligible inventory and (ii) 30% of the borrowing base; minus (c) reserves established by the administrative agent; provided that until the administrative agent’s receipt of a field examination of accounts receivable (and certain eligible inventory if eligible inventory is included in the borrowing base) the borrowing base shall be equal to the greater of $50.0 million and the borrowing base otherwise in effect. If such field exam has not occurred by the 90th day after the closing date (subject to certain extensions), the borrowing base shall be reduced to zero on such 90th day until such field exam occurs. The ABL Facility includes borrowing capacity in the form of letters of credit up to $25.0 million.

Borrowings under the ABL Facility bear interest at a rate per annum equal to, at our option, any of the following, plus, in each case, an applicable margin: (a) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the “prime rate” quoted in The Wall Street Journal, (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% and (4) a floor of 0.00%; and (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, with a floor of 0.00%. The initial applicable margin for borrowings under the ABL Facility is 0.50% with respect to base rate borrowings and 1.50% with respect to LIBOR borrowings. Commencing with the completion of the first fiscal quarter ending after the closing of the ABL Facility, the applicable margin for borrowings thereunder is subject to upward or downward adjustment each fiscal quarter, based on the average historical excess availability during the preceding quarter.

In addition to paying interest on any outstanding principal under the ABL Facility, we are required to pay a commitment fee in respect of the unutilized commitments thereunder equal to 0.25% per annum. We must also pay customary letter of credit fees and agency fees.

Mandatory Prepayments. If at any time the aggregate amount of outstanding loans, protective advances, unreimbursed letter of credit drawings and undrawn letters of credit under the ABL Facility exceeds the lesser of (a) the commitment amount and (b) the borrowing base, we are required to repay outstanding loans and/or cash collateralize letters of credit, with no reduction of the commitment amount. During any period that the amount available under the ABL Facility is less than the greater of (i) $8.5 million and (ii) 10.0% of the lesser of (1) the commitment amount and (2) the borrowing base for three consecutive business days, until the time when excess availability has been at least the greater of (i) $8.5 million and (ii) 10.0% of the lesser of (1) the commitment amount and (2) the borrowing base, in each case, for 30 consecutive calendar days (a “Cash Dominion Period”), or during the continuance of an event of default, we are required to repay outstanding loans and/or cash collateralize letters of credit with the cash that it is required to deposit daily in a collection account maintained with the administrative agent under the ABL Facility. During a Cash Dominion Period, we may make borrowings under the ABL Facility subject to the satisfaction of customary funding conditions.

Voluntary Prepayments. We may voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans from time to time. Prepayments of the loans may be made without premium or penalty other than customary “breakage” costs with respect to LIBOR loans.

Amortization and Final Maturity. There is no scheduled amortization under our ABL Facility. The principal amount outstanding under the ABL Facility is due and payable in full on the fifth anniversary of the closing date; provided, that if any balance of the Term Loan Facility remains outstanding under the Credit Agreement on the date that is 180 days prior to April 29, 2023, then the ABL Facility will become due and payable in full on the date that is 91 days prior to April 29, 2023.

Guarantees and Security. All obligations under the ABL Facility are unconditionally guaranteed by certain of our existing domestic subsidiaries and are required to be guaranteed by certain of our future domestic subsidiaries. All obligations under the ABL Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of our assets and the assets of our subsidiaries that have guaranteed the ABL Facility (referred to herein as the subsidiary guarantors), including, in each case subject to customary exceptions and exclusions:

•

a first-priority security interest in personal property consisting of, among other things, accounts receivable, inventory, deposit accounts, securities accounts, commodities accounts, cash and cash equivalents, instruments, chattel paper, and certain assets related to the foregoing and, in each case, proceeds thereof (such property, the “Current Asset Collateral”);

•

a second-priority pledge of all of the capital stock directly held by us and any subsidiary guarantors (which pledge, in the case of the capital stock of each (a) domestic subsidiary that is directly owned by us or by any subsidiary guarantor and that holds no material assets other than equity interests in one or more controlled foreign corporations or (b) foreign subsidiary, is limited to 65% of the stock of such subsidiary); and

•	a second-priority security interest in substantially all other tangible and intangible assets, including substantially all of our owned equipment and intellectual property.

Certain Covenants and Events of Default. The ABL Credit Agreement contains a number of negative covenants that, among other things and subject to certain exceptions, restrict the ability of us and each of our subsidiaries to:

•	incur additional indebtedness;

•	incur liens;

•	pay dividends on our capital stock or redeem, repurchase or retire our capital stock or our other indebtedness;

•	make investments, loans and acquisitions;

•	create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries;

•	engage in transactions with its affiliates;

•	sell assets, including capital stock of its subsidiaries;

•	materially alter the business it conducts;

•	consolidate or merge; and

•	engage in sale-leaseback transactions.

From the time when we have excess availability less than the greater of (a) 10.0% of the lesser of (1) the commitment amount and (2) the borrowing base and (b) $8.5 million, until the time when we have excess availability equal to or greater than the greater of (a) 10.0% of the lesser of (1) the commitment amount and (2) the borrowing base and (b) $8.5 million for 30 consecutive days, or during the continuance of an event of default, the ABL Credit Agreement requires us to maintain a Fixed Charge Coverage Ratio (as defined in the ABL Credit Agreement) tested on the last day of each fiscal quarter of at least 1.0 to 1.0.

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

Lines of Credit and Short-Term Borrowing Arrangements

One of our Japanese subsidiaries has lines of credit and short-term borrowing arrangements with two financial institutions which arrangements generally expire and are renewed at three-month intervals. The lines of credit provide for aggregate borrowings as of December 31, 2018, of up to an equivalent of $20.9 million U.S. dollars. One of the borrowing arrangements has an interest rate based on the Tokyo Interbank Offer Rate at the time of borrowing and the other has an interest rate based on the Japanese Short-Term Prime Lending Rate. There were no borrowings outstanding under these arrangements at December 31, 2018 and 2017.

We assumed various revolving lines of credit and a financing facility with the completion of the Newport Merger. These revolving lines of credit and financing facility have no expiration date and provide for aggregate borrowings as of December 31, 2018 of up to an equivalent of $11.3 million U.S. dollars. These lines of credit have a base interest rate of 1.25% plus a Japanese Yen overnight LIBOR rate. Total borrowings outstanding under these arrangements were $3.4 million and $3.0 million at December 31, 2018 and 2017.

One of our Austrian subsidiaries has various outstanding loans from the Austrian government to fund research and development. These loans are unsecured and do not require principal repayment as long as certain conditions are met. Interest on these loans is payable semi-annually. The interest rates associated with these loans range from 0.75% – 2.00%.

We have provided financial guarantees for certain unsecured borrowings and have standby letters of credit, some of which do not have fixed expiration dates. At December 31, 2018, our maximum exposure as a result of these financial guarantees and standby letters of credit was approximately $5.4 million.

Our total cash and cash equivalents, including restricted cash and short-term marketable investments at December 31, 2018 consisted of $464.7 million held in the United States and $253.5 million held by our foreign subsidiaries. We believe that our current cash and investments position and available borrowing capacity, together with the cash anticipated to be generated from our operations, will be sufficient to satisfy our estimated working capital, planned capital expenditure requirements, and any future cash dividends declared by our Board of Directors or share repurchases through at least the next 12 months and the foreseeable future.

Contractual Obligations

In connection with the ESI Merger, which closed in February 2019, in addition to the entry into the amendment to our Term Loan Facility described above, we assumed certain contractual lease obligations and purchase obligations. None of those items are included in the table below.

Future contractual obligations as of December 31, 2018 are as follows:

	Payment Due By Period
		Less than			After
Contractual Obligations (In thousands)	Total	1 Year	1-3 years	3-5 years	5 years	Other(1)
Operating lease obligations	$66,296	$20,106	$27,467	$9,984	$8,739	$—
Purchase obligations(2)	295,194	254,069	26,474	11,008	3,643	—
Pension obligations	31,548	1,046	2,462	2,441	25,599	—
Debt	352,536	3,986	86	348,464	—	—
Other long-term liabilities reflected on the Balance Sheet under U.S. GAAP(3)	102,383	881	20,033	449	56,096	24,924

Total	$847,957	$280,088	$76,522	$372,346	$94,077	$24,924

(1)	This balance relates to our reserve for uncertain tax positions.

(2)	As of December 31, 2018, we have entered into purchase commitments for certain inventory components and other equipment and services used in our normal operations. The majority of these purchase commitments covered by these arrangements are for periods less than a year and aggregate to approximately $254.1 million.

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

We had forward exchange contracts with notional amounts totaling $159.4 million outstanding at December 31, 2018 of which $59.1 million were outstanding to exchange South Korean Won to U.S. dollars and $43.8 million were outstanding to exchange Japanese Yen to U.S. dollars. We had forward exchange contracts with notional amounts totaling $208.9 million outstanding at December 31, 2017 of which $79.7 million were outstanding to exchange South Korean Won to U.S. dollars and $70.2 million were outstanding to exchange Japanese Yen to U.S. dollars.

As of December 31, 2018, the unrealized loss that will be reclassified from accumulated other comprehensive income to earnings over the next twelve months is immaterial. Gains and losses on forward exchange contracts that qualify for hedge accounting are classified in cost of products in 2018, 2017 and 2016 and totaled a loss of $3.4 million, a loss of $2.7 million and a loss of $1.4 million, respectively. There were no ineffective portions of the derivatives recorded in 2018, 2017 and 2016.

We hedge certain intercompany accounts receivable and intercompany loans with forward exchange contracts. Typically, as these derivatives hedge existing amounts that are denominated in foreign currencies, the derivatives do not qualify for hedge accounting. Realized and unrealized gains and losses on forward exchange contracts that do not qualify for hedge accounting are recognized currently in earnings. The net foreign exchange losses on these derivatives were immaterial in each of 2018, 2017 and 2016. Foreign currency gains or losses are classified in other expense, net. The cash flows resulting from forward exchange contracts are classified in our consolidated statements of cash flows as part of cash flows from operating activities. We do not hold or issue derivative financial instruments for trading purposes.

We have also entered into an interest rate swap agreement related to our Credit Agreement. See details above under “Term Loan Credit Agreement.”

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

Recently Issued Accounting Pronouncements

In October 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-16, “Derivatives and Hedging (Topic 815).” This standard permits the use of the Overnight Index Swap Rate (“OIS”) based on the Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct treasury obligations of the U.S. government, the London Interbank Offered Rate (“LIBOR”) swap rate, the OIS rate based on the Federal Funds Effective Rate and the Securities industry and Financial Markets Association Municipal Swap Rate. This standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the requirements of this standard and have not yet determined its impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments of this update. This standard is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the requirements of this standard and have not yet determined its impact on our consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740).” This standard is an amendment that adopts the language of SAB 118 and aims to address certain circumstances that may arise for registrants in accounting for the income tax effects of the Act and to address any uncertainty or diversity of views in practice regarding the application of Topic 740 in situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting under Topic 740 for certain income tax effects of the Act for the reporting period in which the Act was enacted. The provisions of this ASU were applied to our December 31, 2017 financial statements. We recorded provisional amounts with respect to the Act at December 31, 2017 and for the nine months ended September 30, 2018. During the quarter ended December 31, 2018, we completed our analysis and finalized the provisional amounts that were previously recorded. The ultimate impact of this Act is based upon our understanding and interpretation of the regulatory guidance that has been issued regarding the Act.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This standard requires the recognition of lease assets and liabilities for all leases, with certain exceptions, on the balance sheet. In transition, lessees and lessors have the option to either apply the standard retrospectively through a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption or they can apply the new standard to comparative periods presented. This ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The FASB issued additional updates to the new standard in Topic 842 (Update 2018-01 in January 2018 – Land Easement Practical Expedient for Transition to Topic 842, (Update 2018-10 – Codification Improvements to Topic 842 and Update 2018-11 in July 2018 – Targeted Improvements). We have reviewed the requirements of the new standard and have formulated a plan for implementation. We have communicated our approach to our Audit Committee and have provided regular updates as appropriate. We have accumulated details on the population of leases and entered these details into a selected software database, which will be a repository and accounting solution for reporting and disclosure requirements required by the standard. We estimate that the balance sheet gross up (recording the right-of-use asset and lease liability) will be approximately $60 to $65 million at adoption on January 1, 2019. We will continue to assess and disclose the impact that this ASU will have on our consolidated financial statements, disclosures and related controls, when known.

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

We had forward exchange contracts with notional amounts totaling $159.4 million outstanding and a net fair value liability totaling $1.3 million at December 31, 2018. We had forward exchange contracts with notional amounts totaling $208.9 million outstanding and a net fair value asset of $6.0 million at December 31, 2017. The potential fair value loss for a hypothetical 10% adverse change in the currency exchange rate on our forward exchange contracts at December 31, 2018 and 2017 would be immaterial.

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

We are exposed to market risks related to fluctuations in interest rates related to our Term Loan Facility. As of December 31, 2018, we owed $348.5 million with $290.0 million at a fixed interest rate of 1.198%, plus the applicable credit spread which was 1.75% at December 31, 2018, and $58.5 million at a variable interest rate of 1.75% plus LIBOR. We performed a sensitivity analysis on the outstanding portion of our debt obligations as of December 31, 2018. The effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our operating results or the total fair value of the portfolio.

From time to time, we have outstanding lines of credit and short-term borrowings with variable interest rates, primarily denominated in Japanese Yen. As of December 31, 2018, $3.4 million was outstanding under these arrangements. These lines of credit have a base interest rate of 1.25% plus a Japanese Yen overnight LIBOR rate. A 10% change in interest rates would not have had a material impact on our operating results.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MKS Instruments, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MKS Instruments, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2018 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers in 2018.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 26, 2019

We have served as the Company’s auditor since 1981.

MKS Instruments, Inc.

Consolidated Balance Sheets

	December 31,
	2018	2017
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$644,345	$333,887
Short-term investments	73,826	209,434
Trade accounts receivable, net of allowance for doubtful accounts of $5,243 and $4,135 at December 31, 2018 and 2017, respectively	295,454	300,308
Inventories	384,689	339,081
Other current assets	65,790	53,543

Total current assets	1,464,104	1,236,253

Property, plant and equipment, net	194,367	171,782
Goodwill	586,996	591,047
Intangible assets, net	319,807	366,398
Long-term investments	10,290	10,655
Other assets	38,682	37,883

Total assets	$2,614,246	$2,414,018

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$3,986	$2,972
Accounts payable	83,825	82,518
Accrued compensation	82,350	96,147
Income taxes payable	16,358	21,398
Deferred revenue and customer advances	14,246	26,194
Other current liabilities	62,520	60,593

Total current liabilities	263,285	289,822
Long-term debt, net	343,842	389,993
Non-current deferred taxes	48,223	61,571
Non-current accrued compensation	55,598	51,700
Other liabilities	30,111	32,025

Total liabilities	741,059	825,111

Commitments and contingencies (Note 21)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 200,000,000 shares authorized; 54,039,554 and 54,355,535 shares issued and outstanding at December 31, 2018 and 2017, respectively	113	113
Additional paid-in capital	793,932	789,644
Retained earnings	1,084,797	795,698
Accumulated other comprehensive (loss) gain	(5,655)	3,452

Total stockholders’ equity	1,873,187	1,588,907

Total liabilities and stockholders’ equity	$2,614,246	$2,414,018

The accompanying notes are an integral part of the consolidated financial statements.

MKS Instruments, Inc.

Consolidated Statements of Operations and Comprehensive Income

	Years Ended December 31,
	2018	2017	2016
	(in thousands, except per share data)
Net Revenues:
Products	$1,835,202	$1,701,301	$1,118,579
Services	239,906	214,676	176,763

Total net revenues	2,075,108	1,915,977	1,295,342
Cost of revenues:
Cost of products	969,288	906,369	630,208
Cost of service	126,344	118,157	99,515

Total cost of revenues (exclusive of amortization shown separately below)	1,095,632	1,024,526	729,723
Gross profit	979,476	891,451	565,619
Research and development	135,720	132,555	110,579
Selling, general and administrative	298,118	290,056	227,932
Acquisition and integration costs	3,113	5,332	27,279
Restructuring	3,567	3,920	642
Environmental costs	1,000	—	—
Asset impairment	—	6,719	5,000
Fees and expenses related to repricing of term loan	378	492	1,239
Amortization of intangible assets	43,521	45,743	35,681

Income from operations	494,059	406,634	157,267
Interest income	5,775	3,021	2,560
Interest expense	16,942	30,990	30,611
Gain on sale of business	—	74,856	—
Other expense, net	1,942	5,896	1,239

Income before income taxes	480,950	447,625	127,977
Provision for income taxes	88,054	108,493	23,168

Net income	$392,896	$339,132	$104,809

Other comprehensive income:
Changes in value of financial instruments designated as cash flow hedges, net of tax expense (benefit)(1)	$4,942	$(4,568)	$3,380
Foreign currency translation adjustments, net of tax of $0 for 2018, 2017 and 2016	(14,161)	37,172	(22,713)
Unrecognized pension gain (loss), net of tax benefit(2)	149	323	(266)
Unrealized (loss) gain on investments, net of tax (benefit) expense(3)	(37)	1,072	223

Total comprehensive income	$383,789	$373,131	$85,433

Net income per share:
Basic	$7.22	$6.26	$1.96

Diluted	$7.14	$6.16	$1.94

Cash dividends paid per common share	$0.78	$0.71	$0.68

Weighted average common shares outstanding:
Basic	54,406	54,137	53,472

Diluted	54,992	55,074	54,051

(1)	Tax expense (benefit) was $1,347, $(1,468), and $2,535 for the years ended December 31, 2018, 2017 and 2016, respectively.

(2)	Tax expense (benefit) was $86, $(88) and $(199) for the years ended December 31, 2018, 2017 and 2016, respectively.

(3)	Tax expense (benefit) was $2, $(769), and $167 for the years ended December 31, 2018, 2017 and 2016, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

MKS Instruments, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
(in thousands, except share data)	Shares	Amount
Balance at December 31, 2015	53,199,720	$113	$744,725	$427,214	$(11,171)	$1,160,881
Net issuance under stock-based plans	517,939		6,902			6,902
Stock-based compensation			25,228			25,228
Tax effect from stock-based plans			1,254			1,254
Stock repurchase	(44,798)		(627)	(918)		(1,545)
Cash dividend				(36,361)		(36,361)
Comprehensive income (net of tax):
Net income				104,809		104,809
Other comprehensive loss					(19,376)	(19,376)

Balance at December 31, 2016	53,672,861	$113	$777,482	$494,744	$(30,547)	$1,241,792
Net issuance under stock-based plans	682,674		(12,216)			(12,216)
Stock-based compensation			24,378			24,378
Cash dividend				(38,178)		(38,178)
Comprehensive income (net of tax):
Net income				339,132		339,132
Other comprehensive loss					33,999	33,999

Balance at December 31, 2017	54,355,535	$113	$789,644	$795,698	$3,452	$1,588,907
Net issuance under stock-based plans	502,150		(11,104)			(11,104)
Stock-based compensation			27,262			27,262
Stock repurchase	(818,131)		(11,870)	(63,130)		(75,000)
Cash dividend				(42,405)		(42,405)
Accounting Standards Codification Topic 606 adjustment				1,738		1,738
Comprehensive income (net of tax):
Net income				392,896		392,896
Other comprehensive loss					(9,107)	(9,107)

Balance at December 31, 2018	54,039,554	$113	$793,932	$1,084,797	$(5,655)	$1,873,187

The accompanying notes are an integral part of the consolidated financial statements.

MKS Instruments, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$392,896	$339,132	$104,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,853	82,556	65,926
Amortization of inventory step-up adjustment to fair value	—	—	15,090
Amortization of debt issuance cost and original issue discount	4,718	10,699	9,265
Stock-based compensation	27,262	24,378	25,228
Provision for excess and obsolete inventory	22,324	20,213	16,039
Provision for doubtful accounts	1,435	825	1,109
Deferred income taxes	(19,388)	(4,831)	(38,822)
Excess tax benefits from stock-based compensation	—	—	(1,468)
Asset impairment	—	6,719	5,000
Gain on sale of business	—	(74,856)	—
Other	2,649	824	256
Changes in operating assets and liabilities:
Trade accounts receivable	(546)	(44,077)	(58,111)
Inventories	(73,779)	(72,471)	(13,798)
Income taxes	(11,430)	12,805	30,914
Other current and non-current assets	(1,639)	(8,631)	(12,165)
Accrued compensation	(8,649)	32,502	10,965
Other current and non-current liabilities	(3,948)	18,030	3,681
Accounts payable	2,023	11,405	16,180

Net cash provided by operating activities	413,781	355,222	180,098

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	—	(939,591)
Net proceeds from sale of business	—	72,509	—
Purchases of investments	(253,598)	(229,557)	(268,458)
Maturities of investments	181,749	157,342	160,917
Sales of investments	207,542	53,564	338,996
Purchases of property, plant and equipment	(62,941)	(31,287)	(19,123)
Other	—	66	273

Net cash provided by (used in) investing activities	72,752	22,637	(726,986)

Cash flows from financing activities:
Proceeds from short-term borrowings	67,629	28,360	18,964
Payments of short-term borrowings	(67,163)	(29,711)	(11,742)
Proceeds from long-term borrowings	40	191	744,653
Payments of long-term borrowings	(50,003)	(228,141)	(153,395)
Repurchases of common stock	(75,000)	—	(1,545)
Net proceeds related to employee stock awards	(11,104)	(12,216)	(1,922)
Dividend payments	(42,405)	(38,178)	(36,361)
Excess tax benefit from stock-based compensation	—	—	1,468

Net cash (used in) provided by financing activities	(178,006)	(279,695)	560,120

Effect of exchange rate changes on cash and cash equivalents	1,931	1,813	(6,896)

Increase in cash and cash equivalents	310,458	99,977	6,336
Cash and cash equivalents, including restricted cash, at beginning of year	333,887	233,910	227,574

Cash and cash equivalents, including restricted cash, at end of year	$644,345	$333,887	$233,910

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$14,593	$20,467	$20,839
Income taxes	$91,765	$104,691	$44,967

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

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

Reclassification of certain line items in prior period financial statements

The Company has historically recorded the revenue and related cost of revenue for the sale of its spare parts within Products in its Statements of Operations for the Vacuum & Analysis segment. The Company has now determined that these items are better presented within revenue and related cost of revenue within Services for the Vacuum & Analysis segment in its Statements of Operations to align with the current manner in which the Company operates it service business, and has elected to reclassify these amounts in previously issued financial statements as shown below. This change in presentation has no impact on total revenue or total cost of revenue.

	Twelve Months Ended December 31, 2017
	As previously reported	Adjustment	As revised
Net revenues:
Products	$1,723,433	$(22,132)	$1,701,301
Services	192,544	22,132	214,676

Total net revenues	1,915,977	—	1,915,977

Cost of revenues:
Cost of products	901,546	4,823	906,369
Cost of services	122,980	(4,823)	118,157

Total cost of revenues	$1,024,526	$—	$1,024,526

	Twelve Months Ended December 31, 2016
	As previously reported	Adjustment	As revised
Net revenues:
Products	$1,134,013	$(15,434)	$1,118,579
Services	161,329	15,434	176,763

Total net revenues	1,295,342	—	1,295,342

Cost of revenues:
Cost of products	627,850	2,358	630,208
Cost of services	101,873	(2,358)	99,515

Total cost of revenues	$729,723	$—	$729,723

3)	Summary of Significant Accounting Policies

Revenue from Contracts with Customers

The Company adopted Accounting Standards Codification ASC 606 (“ASC 606”) on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for the twelve months ended December 31, 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of Accounting Standards Codification 605, Revenue Recognition.

The Company has recorded a net increase to opening retained earnings of $1,809 as of January 1, 2018 due to the cumulative impact of adopting ASC 606, with the impact primarily related to its service business and certain custom products. The impact to revenue for the year ended December 31, 2018 as a result of applying ASC 606 was immaterial.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company’s goods or services and will provide financial statement readers with enhanced disclosures. To achieve this core principle, the Company applies the following steps:

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

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Performance obligations promised in a contract are identified based on the products or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the product or service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the product or service is separately identifiable from other promises in the contract. Sales, value add, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. The Company’s normal payment terms are 30 to 60 days but vary by the type and location of its customers and the products or services offered. The time between invoicing and when payment is due is not significant. For certain products and services and customer types, the Company requires payment before the products or services are delivered to, or performed for, the customer. None of the Company’s contracts as of December 31, 2018 contained a significant financing component. Contract assets as of January 1 and December 31, 2018 were $3,065 and $3,624, respectively, and included in other current assets.

Contracts with Multiple Performance Obligations

The Company periodically enters into contracts with its customers in which a customer may purchase a combination of goods and or services, such as products with installation services or extended warranty obligations. These contracts include multiple promises that the Company evaluates to determine if the promises are separate performance obligations. Once the Company determines the performance obligations, the Company then determines the transaction price, which includes estimating the amount of variable consideration to be

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

included in the transaction price, if any. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the method the Company expects to better predict the amount of consideration to which it will be entitled. There are no constraints on the variable consideration recorded. The Company then allocates the transaction price to each performance obligation in the contract based on a relative stand-alone selling price charged separately to customers or using an expected cost plus margin method. The corresponding revenues are recognized when or as the related performance obligations are satisfied, which are noted above. The impact of variable consideration was immaterial during 2018.

Deferred Revenues

The Company’s standard assurance warranty period is normally 12 to 24 months. The Company sells separately-priced service contracts and extended warranty contracts related to certain of its products, especially its laser products. The separately priced contracts generally range from 12 to 60 months. The Company normally receives payment at the inception of the contract and recognizes revenue over the term of the agreement in proportion to the costs expected to be incurred in satisfying the obligations under the contract. The Company has elected to use the practical expedient related to disclosing the remaining performance obligations as of December 31, 2018, as the majority have a duration of less than one year.

A rollforward of the Company’s deferred revenue and customer advances is as follows:

Year Ended December 31, 2018
Beginning balance, January 1(1)	$27,800
Amount of deferred revenue and customer advances recognized in income(3)	(83,497)
Additions to deferred revenue and customer advances	73,171

Ending balance, December 31(2)	$17,474

(1)

Beginning deferred revenue and customer advances as of January 1, 2018 included $12,842 of current deferred revenue, $3,126 of long-term deferred revenue and $13,352 of current customer advances, net of a $1,520 adjustment related to the adoption of ASC 606.

(2)	Ending deferred revenue and customer advances as of December 31, 2018 included $8,134 of current deferred revenue, $3,228 of long-term deferred revenue and $6,112 of current customer advances.
(3)	The deferred revenue and customers advances recognized in income that relates to fiscal year 2018 was $61,012.

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

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers:

	Year Ended December 31, 2018
	Vacuum & Analysis	Light & Motion	Total
Net revenues:
Products	$1,080,343	$754,859	$1,835,202
Services	180,519	59,387	239,906

Total net revenues	$1,260,862	$814,246	$2,075,108

	Year Ended December 31, 2017
	Vacuum & Analysis	Light & Motion	Total
Net revenues:
Products	$1,047,639	$653,662	$1,701,301
Services	159,818	54,858	214,676

Total net revenues	$1,207,457	$708,520	$1,915,977

	Year Ended December 31, 2016
	Vacuum & Analysis	Light & Motion	Total
Net revenues:
Products	$731,364	$387,215	$1,118,579
Services	140,927	35,836	176,763

Total net revenues	$872,291	$423,051	$1,295,342

Product revenue, excluding revenue from certain custom products, is recorded at a point in time, while the majority of service revenue and revenue from certain custom products is recorded over time.

Refer to Note 19 for revenue by reportable segment, geography and groupings of similar products.

Accounts Receivable Allowances

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

Advertising Costs

Advertising costs are expensed as incurred and were immaterial in 2018, 2017 and 2016.

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

The Company had one customer, Applied Materials, Inc., comprising 12%, 13% and 14% of net revenues for 2018, 2017 and 2016, respectively, and another customer, Lam Research Corporation, comprising 11%, 12% and 11% of net revenues for 2018, 2017 and 2016, respectively. During the years 2018, 2017 and 2016, approximately 55%, 57% and 56% of the Company’s net revenues, respectively, were from sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers. There were no customers that represented 10% or more of the Company’s accounts receivable balance as of December 31, 2018. One customer, Applied Materials, Inc., represented 10% or more of the Company’s accounts receivable balance as of December 31, 2017.

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

Depreciation is provided on the straight-line method over the estimated useful lives of ten to fifty years for buildings and three to sixteen years for machinery and equipment, furniture and fixtures and office equipment, which includes enterprise resource planning software. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the leased asset.

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

The estimated fair value of the Company’s reporting units are based on discounted cash flow models derived from internal earnings and internal and external market forecasts. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, perpetual growth rates, projected revenues and projected profit margins. Discount rates are based on a weighted average cost of capital (“WACC”), which represents the average rate a business must pay its providers of debt and equity. The WACC used to test goodwill is derived from a group of comparable companies. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. The Company makes every effort to forecast these future cash flows as accurately as possible with the information available at the time the forecast is developed.

In performing the Company’s annual goodwill impairment test, the Company is permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount, including goodwill. In performing the qualitative assessment, the Company considers certain events and circumstances specific to the reporting unit and to the entity as a whole, such as

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

macroeconomic conditions, industry and market considerations, overall financial performance and cost factors when evaluating whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company is also permitted to bypass the qualitative assessment and proceed directly to the quantitative test. If the Company chooses to undertake the qualitative assessment and concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company would then proceed to the quantitative impairment test. In the quantitative assessment, the Company compares the fair value of the reporting unit to its carrying amount, which includes goodwill. If the fair value exceeds the carrying value, no impairment loss exists. If the fair value is less than the carrying amount, a goodwill impairment loss is measured and recorded.

Effective July 1, 2018, the Company reassigned goodwill to certain reporting units within the Light & Motion reportable segment resulting from a reorganization of the composition of reporting units. The goodwill was reassigned to the reporting units affected using the relative fair value approach. In conjunction with this goodwill reassignment, the Company performed an interim quantitative impairment test as of July 1, 2018 for all of its reporting units and concluded that the fair values of each reporting unit exceeded their respective carrying values.

As of October 31, 2018, the Company performed its annual impairment assessment of goodwill using the qualitative assessment and determined that it is more likely than not that the fair values of the reporting units exceed their carrying amount.

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

Net foreign exchange losses resulting from re-measurement were $2,497 and $6,132 for the years ended December 31, 2018 and 2017, respectively, and are included in other expense (income). Net foreign exchange losses resulting from re-measurement were $2,823 for the year ended December 31, 2016. In 2016, we reclassified the impact of foreign exchange losses (gains), from selling, general and administrative expenses to other expense (income), net. These amounts do not reflect the corresponding gain (loss) from foreign exchange contracts. See Note 7 “Derivatives” regarding foreign exchange contracts.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and also for operating loss and tax credit carry-forwards. On a quarterly basis, the Company evaluates both the positive and negative evidence that affects the realizability of net deferred tax assets and assesses the need for a valuation allowance. The future benefit to be derived from its deferred tax assets is dependent upon its ability to generate sufficient future taxable income in each jurisdiction of the right type to realize the assets. The Company records a valuation allowance to reduce its net deferred tax assets to the amount that is expected to be realized. To the extent the Company establishes a valuation allowance an expense will be recorded as a component of the provision for income taxes on the statement of operations.

During 2016, the Company increased its valuation allowance by $6,400 primarily related to the addition of historical valuation allowances for Newport Corporation (“Newport”) and its subsidiaries which were included as a result of the acquisition in April 2016. As a result, the valuation allowance was $12,527 at December 31, 2016. During 2017, the Company increased its valuation allowance by $1,102, primarily related to certain state tax credits. As a result, the valuation allowance was $13,629 at December 31, 2017. During 2018, the Company increased its valuation allowance by $4,307 which is attributable to certain tax credit and net operating loss carry forward amounts. As a result, the valuation allowance was $17,936 at December 31, 2018.

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

Income tax effects resulting from changes in tax are generally accounted for by the Company in the period in which the law is enacted and the effects are recorded as a component of provision for income taxes from continuing operations. On December 22, 2017, the Securities and Exchange Commission Staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance for reporting entities’ ability to timely complete the accounting for certain income tax effects of the Act and allowed a measurement period up to one year from the enactment date of the “Act”. The Company has obtained, prepared and analyzed the information needed to complete the accounting requirements under Accounting Standards Codification (“ASC”) Topic 740 and as a result, in accordance with SAB 118, the Company has finalized and recorded the effects of the Act during the quarter ended December 31, 2018. The ultimate impact of the Act on the Company is based upon the Company’s understanding and interpretation of the regulatory guidance that has been issued regarding the Act.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

4)	Recently Issued Accounting Pronouncements

In October 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-16, “Derivatives and Hedging (Topic 815).” This standard permits the use of the Overnight Index Swap Rate (“OIS”) based on the Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct treasury obligations of the U.S. government, the London Interbank Offered Rate (“LIBOR”) swap rate, the OIS rate based on the Federal Funds Effective Rate and the Securities industry and Financial Markets Association Municipal Swap Rate. This standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the requirements of this standard and has not yet determined the impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.” This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments of this update. This standard is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the requirements of this standard and has not yet determined the impact on its consolidated financial statements.

In March 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-05, “Income Taxes (Topic 740).” This standard is an amendment that adopts the language of Securities and Exchange Commission Staff Accounting Bulletin No. 118 (“SAB 118”) and aims to address certain circumstances that may arise for registrants in accounting for the income tax effects of the Tax Cuts and Jobs Act (the “Act”) and to address any uncertainty or diversity of views in practice regarding the application of Topic 740 in situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting under Topic 740 for certain income tax effects of the Act for the reporting period in which the Act was enacted. The provisions of this ASU were applied to the Company’s December 31, 2017 financial statements. The Company recorded provisional amounts with respect to the Act under SAB 118 at December 31, 2017 and for the nine months ended September 30, 2018. During the quarter ended December 31, 2018, the Company completed its analysis and finalized the provisional amounts that were previously recorded. The ultimate impact of the Act is based upon the Company’s understanding and interpretation of the regulatory guidance that has been issued regarding the Act.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718)-Scope of Modification Accounting.” This standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The provisions of this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

those fiscal years. The Company adopted this ASU during the first quarter of 2018 and the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, “Compensation-Retirement Benefits (Topic 715) – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This standard requires that an employer disaggregate the service cost component from the other components of net benefit cost. This standard also provides explicit guidance on how to present the service cost component and the other components of the net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization. The provisions of this ASU are effective for annual periods beginning after December 31, 2017, including interim periods within those fiscal years. The Company adopted this ASU during the first quarter of 2018 and the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) – Restricted Cash,” an amendment to ASU 2016-15. This standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The provisions of this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years and should be applied at the time of adoption of ASU 2016-15. The Company adopted this ASU during the first quarter of 2018 and the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740) – Intra-Entity Transfer of Assets Other Than Inventory.” This standard requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs as opposed to when the assets have been sold to an outside party. The provisions of this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this ASU during the first quarter of 2018 and the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments.” This standard addresses eight specific cash flow issues with the objective of addressing the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230. The provisions of this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this ASU during the first quarter of 2018 and the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This standard requires the recognition of lease assets and liabilities for all leases, with certain exceptions, on the balance sheet. In transition, lessees and lessors have the option to either apply the standard retrospectively through a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption or they can apply the new standard to comparative periods presented. This ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The FASB issued additional updates to the new standard in Topic 842 (Update 2018-01 in January 2018 – Land Easement Practical Expedient for

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

Transition to Topic 842, Update 2018-10 – Codification Improvements to Topic 842 and Update 2018-11 in July 2018 – Targeted Improvements). The Company has reviewed the requirements of this standard and has formulated a plan for implementation. The management team has communicated its approach to the Audit Committee and have provided regular updates as appropriate. The Company has accumulated details on the population of leases and entered these details into a selected software database, which will be a repository and accounting solution for reporting and disclosure requirements required by the standard. The Company estimates that the balance sheet gross up (recording the right-of-use asset and lease liability) will be approximately $60,000 to $65,000 at adoption on January 1, 2019. The Company will continue to assess and disclose the impact that this ASU will have on its consolidated financial statements, disclosures and related controls, when known.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10)-Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU provides guidance for the recognition, measurement, presentation, and disclosure of financial instruments. The new standard revises accounting related to equity investments and the presentation of certain fair value changes for financial assets and liabilities measured at fair value. Among other things, it amends the presentation and disclosure requirements of equity securities that do not result in consolidation and are not accounted for under the equity method. Changes in the fair value of these equity securities will be recognized directly in net income. This standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this ASU during the first quarter of 2018 and the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

5)	Investments

Investments classified as short-term consist of the following:

	Years Ended December 31,
	2018	2017
Available-for-sale investments:
Time deposits and certificates of deposit	$102	$9,757
Bankers’ acceptance drafts	989	5,330
Asset-backed securities	9,113	36,990
Commercial paper	19,359	13,750
Corporate obligations	9,352	77,821
Municipal bonds	—	1,970
U.S. treasury obligations	13,298	28,078
U.S. agency obligations	21,613	35,738

	$73,826	$209,434

Investments classified as long-term consist of the following:

	Years Ended December 31,
	2018	2017
Available-for-sale investments:
Group insurance contracts	$5,890	$6,255
Cost method investments:
Minority interest in a private company	4,400	4,400

	$10,290	$10,655

The following table shows the gross unrealized gains and (losses) aggregated by investment category for available-for-sale investments:

As of December 31, 2018:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Short-term investments:
Available-for-sale investments:
Time deposits and certificates of deposit	$102	$—	$—	$102
Bankers’ acceptance drafts	989	—	—	989
Asset-backed securities	9,121	1	(9)	9,113
Commercial paper	19,504	—	(145)	19,359
Corporate obligations	9,367	—	(15)	9,352
U.S. treasury obligations	13,294	4	—	13,298
U.S. agency obligations	21,617	2	(6)	21,613

	$73,994	$7	$(175)	$73,826

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

As of December 31, 2018:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Long-term investments:
Available-for-sale investments:
Group insurance contracts	$5,546	$344	$—	$5,890

As of December 31, 2017:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Short-term investments:
Available-for-sale investments:
Time deposits and certificates of deposit	$9,756	$1	$—	$9,757
Bankers’ acceptance drafts	5,330	—	—	5,330
Asset-backed securities	37,017	15	(42)	36,990
Commercial paper	13,810	—	(60)	13,750
Corporate obligations	77,788	58	(25)	77,821
Municipal bonds	1,970	—	—	1,970
U.S. treasury obligations	28,054	24	—	28,078
U.S. agency obligations	35,728	10	—	35,738

	$209,453	$108	$(127)	$209,434

As of December 31, 2017:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Long-term investments:
Available-for-sale investments:
Group insurance contracts	$6,006	$249	$—	$6,255

The tables above, which show the gross unrealized gains and (losses) aggregated by investment category for available-for-sale investments as of December 31, 2018 and 2017, reflect the inclusion within short-term investments of investments with contractual maturities greater than one year from the date of purchase. Management has the ability, if necessary, to liquidate any of its investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as short-term on the accompanying balance sheets.

Interest income is accrued as earned. Dividend income is recognized as income on the date the stock trades “ex-dividend.” The cost of marketable securities sold is determined by the specific identification method and realized gains or losses are reflected in income and were not material in 2018, 2017 and 2016.

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

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2018, are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$180,340	$180,340	$—		$—
Time deposits and certificates of deposit	850	—	850		—
Commercial paper	2,687	—	2,687		—
U.S. agency obligations	3,418	—	3,418		—
Restricted cash – money market funds	110	110	—		—
Available-for-sale securities:
Time deposits and certificates of deposit	102	—	102		—
Bankers’ acceptance drafts	989	—	989		—
Asset-backed securities	9,113	—	9,113		—
Commercial paper	19,359	—	19,359		—
Corporate obligations	9,352	—	9,352		—
U.S. treasury obligations	13,298	—	13,298		—
U.S. agency obligations	21,613	—	21,613		—
Group insurance contracts	5,890	—	5,890		—
Derivatives – currency forward contracts	2,485	—	2,485		—
Funds in investments and other assets:
Israeli pension assets	14,408	—	14,408		—
Derivatives – interest rate hedge – non-current	6,083	—	6,083		—

Total assets	$290,097	$180,450	$109,647		$—

Liabilities:
Derivatives – currency forward contracts	$1,168	$—	$1,168		$—

Reported as follows:
Assets:
Cash and cash equivalents, including restricted cash(1)	$187,405	$180,450	$6,955		$—
Short-term investments	73,826	—	73,826		—
Other current assets	2,485	—	2,485		—

Total current assets	$263,716	$180,450	$83,266	$

Long-term investments(2)	$5,890	$—	$5,890		$—
Other assets	20,491	—	20,491		—

Total long-term assets	$26,381	$—	$26,381		$—

Liabilities:
Other current liabilities	$1,168	$—	$1,168		$—

(1)	The cash and cash equivalent amounts presented in the table above does not include cash of $456,940 as of December 31, 2018.
(2)	The long-term investments presented in the table above do not include our minority interest investment in a private company, which is accounted for under the cost method.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2017, are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$4,987	$4,987	$—	$—
Time deposits and certificates of deposit	2,100	—	2,100	—
Commercial paper	30,475	—	30,475	—
Restricted cash – money market funds	119	119	—	—
Available-for-sale securities:
Time deposits and certificates of deposit	9,757	—	9,757	—
Bankers’ acceptance drafts	5,330	—	5,330	—
Asset-backed securities	36,990	—	36,990	—
Commercial paper	13,750	—	13,750	—
Corporate obligations	77,821	—	77,821	—
Municipal bonds	1,970	—	1,970	—
U.S. treasury obligations	28,078	—	28,078	—
U.S. agency obligations	35,738	—	35,738	—
Group insurance contracts	6,255	—	6,255	—
Derivatives – currency forward contracts	168	—	168	—
Funds in investments and other assets:				—
Israeli pension assets	15,048	—	15,048	—
Derivatives – interest rate hedge – non-current	6,179	—	6,179	—

Total assets	$274,765	$5,106	$269,659	$—

Liabilities:
Derivatives – currency forward contracts	$6,198	$—	$6,198	$—

Reported as follows:
Assets:
Cash and cash equivalents, including restricted cash(1)	$37,681	$5,106	$32,575	$—
Short-term investments	209,434	—	209,434	—
Other current assets	168	—	168	—

Total current assets	$247,283	$5,106	$242,177	$—

Long-term investments(2)	$6,255	$—	$6,255	$—
Other assets	21,227	—	21,227	—

Total long-term assets	$27,482	$—	$27,482	$—

Liabilities:
Other current liabilities	$6,198	$—	$6,198	$—

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

(1)	The cash and cash equivalent amounts presented in the table above do not include cash of $292,808 and non-negotiable time deposits of $3,398 as of December 31, 2017.
(2)	The long-term investments presented in the table above do not include our minority interest investment in a private company, which is accounted for under the cost method.

Money Market Funds

Money market funds are cash and cash equivalents and are classified within Level 1 of the fair value hierarchy.

Available-For-Sale Investments

As of December 31, 2018, available-for-sale investments consisted of time deposits and drafts denominated in the Euro currency, certificates of deposit, bankers’ acceptance drafts, asset-backed securities (which include auto loans, credit card receivables and equipment trust receivables), commercial paper, corporate obligations, municipal bonds, U.S. treasury, U.S. agency obligations and group insurance contracts.

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

Interest Rate Swap Agreement

On September 30, 2016, the Company entered into an interest rate swap agreement to fix the rate on approximately 50% of its then outstanding term loan balance, as described further in Note 13. This hedge fixes the interest rate paid on the hedged debt at 1.198% per annum plus the credit spread, which was 1.75% as of December 31, 2018, through September 30, 2020. The interest rate swap will be recorded at fair value on the balance sheet and changes in the fair value will be recognized in OCI. To the extent that this arrangement is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period it occurs. The notional amount of this transaction was $290,000 and had a fair value of $6,083 at December 31, 2018. The notional amount of this transaction was $305,000 and had a fair value of $6,179 at December 31, 2017.

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

As of December 31, 2018 and 2017, the Company had outstanding forward foreign exchange contracts with gross notional values of $159,394 and $208,922, respectively. The following tables provide a summary of the primary net hedging positions and corresponding fair values held as of December 31, 2018 and 2017:

	December 31, 2018
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value(1)
U.S. Dollar/Japanese Yen	$43,770	$(478)
U.S. Dollar/South Korean Won	59,149	570
U.S. Dollar/Euro	23,515	688
U.S. Dollar/U.K. Pound Sterling	11,827	323
U.S. Dollar/Taiwan Dollar	21,133	214

Total	$159,394	$1,317

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

	December 31, 2017
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value(1)
U.S. Dollar/Japanese Yen	$70,175	$(233)
U.S. Dollar/South Korean Won	79,672	(3,799)
U.S. Dollar/Euro	26,140	(1,047)
U.S. Dollar/U.K. Pound Sterling	12,104	(337)
U.S. Dollar/Taiwan Dollar	20,831	(614)

Total	$208,922	$(6,030)

(1)	Represents the receivable (payable) amount included in the consolidated balance sheet.

The following table provides a summary of the fair value amounts of the Company’s derivative instruments:

	Years Ended December 31,
Derivatives Designated as Hedging Instruments	2018	2017
Derivative assets:
Forward exchange contracts(1)	$2,485	$168
Foreign currency interest rate hedge(2)	6,083	6,179
Derivative liabilities:
Forward exchange contracts(1)	(1,168)	(6,198)

Total net derivative asset designated as hedging instruments	$7,400	$149

(1)

The derivative asset of $2,485 and derivative liability of $1,168 related to the forward foreign exchange contracts are classified in other current assets and other current liabilities in the consolidated balance sheet as of December 31, 2018. The derivative asset of $168 and derivative liability of $6,198 related to the forward foreign exchange contracts are classified in other current assets and other current liabilities in the consolidated balance sheet as of December 31, 2017. These forward foreign exchange contracts are subject to a master netting agreement with one financial institution. However, the Company has elected to record these contracts on a gross basis in the balance sheet.

(2)	The foreign currency interest rate hedge asset of $6,083 and $6,179 is classified in other assets in the consolidated balance sheet as of December 31, 2018 and 2017, respectively.

The net amount of existing gains as of December 31, 2018 that is expected to be reclassified from OCI into earnings within the next 12 months is immaterial.

The following table provides a summary of the gains (losses) on derivatives designated as cash flow hedging instruments:

	Years Ended December 31,
Derivatives Designated as Cash Flow Hedging Instruments	2018	2017	2016
Forward exchange contracts:
Net gain (loss) recognized in OCI(1)	$6,289	$(6,036)	$5,914
Net loss reclassified from OCI into income(2)	$(3,367)	$(2,685)	$(1,414)

(1)	Net change in the fair value of the effective portion classified in OCI.
(2)	Effective portion classified as cost of products.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

The following table provides a summary of losses on derivatives not designated as cash flow hedging instruments:

	Years Ended December 31,
Derivatives Not Designated as Hedging Instruments	2018	2017	2016
Forward exchange contracts:
Net gain (loss) recognized in income (1)	$105	$(3,416)	$(31)

(1)

The Company enters into forward foreign exchange contracts to hedge against changes in the balance sheet for certain subsidiaries to mitigate the risk associated with certain foreign currency transactions in the ordinary course of business. These derivatives are not designated as cash flow hedging instruments and gains or losses from these derivatives are recorded immediately in other expense, net in 2018 and 2017.

8)	Inventories

Inventories consist of the following:

	Years Ended December 31,
	2018	2017
Raw material	$235,593	$191,351
Work-in-process	61,908	54,050
Finished goods	87,188	93,680

	$384,689	$339,081

Inventory-related excess and obsolete charges of $22,324, $20,213 and $16,039 were recorded in cost of products in the years ended December 31, 2018, 2017 and 2016, respectively.

9)	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	Years Ended December 31,
	2018	2017
Land	$11,448	$11,650
Buildings	104,023	103,563
Machinery and equipment	330,821	317,073
Furniture and fixtures, office equipment and software	149,145	145,945
Leasehold improvements	66,569	65,293
Construction in progress	44,823	13,619

	706,829	657,143
Less: accumulated depreciation	512,462	485,361

	$194,367	$171,782

Depreciation of property, plant and equipment totaled $36,332, $36,813 and $30,245 for the years ended 2018, 2017 and 2016, respectively.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

10) Acquisitions and Dispositions

Electro Scientific Industries, Inc.

See Note 22 for information on the acquisition of Electro Scientific Industries, Inc.

Newport Corporation

On April 29, 2016, the Company completed its acquisition of Newport pursuant to an Agreement and Plan of Merger, dated as of February 22, 2016 (the “Merger Agreement”), by and among the Company, PSI Equipment, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), and Newport (the “Newport Merger”). At the effective time of the Newport Merger and pursuant to the terms and conditions of the Merger Agreement, each share of Newport’s common stock that was issued and outstanding immediately prior to the effective time of the Newport Merger was converted into the right to receive $23.00 in cash, without interest and subject to deduction for any required withholding tax.

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

2016
Total net revenues	$1,475,637

Net income	111,076

Net income per share:
Basic	$2.08

Diluted	$2.06

The unaudited pro forma financial information above gives effect primarily to the following:

(1)	Incremental amortization and depreciation expense related to the estimated fair value of identifiable intangible assets and property, plant and equipment from the purchase price allocation.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

(2)	Revenue adjustments as a result of the reduction in deferred revenue related to its estimated fair value.
(3)	Incremental interest expense related to the Company’s term loan credit agreement.
(4)	The exclusion of acquisition costs and inventory step-up amortization from the year ended December 31, 2016.
(5)	The estimated tax impact of the above adjustments.

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

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

Effective July 1, 2018, the Company reassigned goodwill to certain reporting units within the Light & Motion reportable segment resulting from a reorganization of the composition of reporting units. The goodwill was reassigned to the reporting units affected using the relative fair value approach. In conjunction with this goodwill reassignment, the Company performed an interim quantitative impairment test as of July 1, 2018 for all of its reporting units and concluded that the fair values of each reporting unit exceeded their respective carrying values.

The changes in the carrying amount of goodwill and accumulated impairment losses were as follows:

	2018			2017
	Gross Carrying Amount	Accumulated Impairment Loss	Net	Gross Carrying Amount	Accumulated Impairment Loss	Net
Beginning balance at January	$735,323	$(144,276)	$591,047	$727,999	$(139,414)	$588,585
Sale of business(1)	—	—	—	(3,115)	—	(3,115)
Impairment loss(2)	—	—	—	—	(4,862)	(4,862)
Foreign currency translation	(4,051)	—	(4,051)	10,439	—	10,439

Ending balance at December 31	$731,272	$(144,276)	$586,996	$735,323	$(144,276)	$591,047

(1)	In 2017, the Company sold its Data Analytics business and, as a result, charged the related goodwill of $3,115 to the gain on sale of business.
(2)	In 2017, the Company recorded an impairment loss of $4,862 related to the write-off of goodwill as a result of the discontinuation of a product line and consolidation of two manufacturing plants.

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

Components of the Company’s acquired intangible assets are comprised of the following:

As of December 31, 2018	Gross	Impairment Charges(1)	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology	$172,431	$(105)	$(137,283)	$(73)	$34,970
Customer relationships	282,744	(1,406)	(63,788)	(269)	217,281
Patents, trademarks, trade names and other	110,523	—	(42,954)	(13)	67,556

	$565,698	$(1,511)	$(244,025)	$(355)	$319,807

As of December 31, 2017	Gross	Impairment Charges(1)	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology	$172,431	$(105)	$(115,371)	$333	$57,288
Customer relationships	282,744	(1,406)	(45,518)	1,571	237,391
Patents, trademarks, trade names and other	110,523	—	(38,730)	(74)	71,719

	$565,698	$(1,511)	$(199,619)	$1,830	$366,398

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

(1)

In 2017, the Company recorded impairment charges of $1,511 related to the write-off of intangible assets as a result of the discontinuation of a product line and consolidation of two manufacturing plants.

Aggregate amortization expense related to acquired intangible assets for the years 2018, 2017 and 2016 was $43,521, $45,743 and $35,681, respectively. The amortization expense in 2018, 2017 and 2016 is net of $885, $811 and $569, respectively, of amortization income from unfavorable lease commitments. Aggregate net amortization expense related to acquired intangible assets and unfavorable lease commitments for future years is:

Year	Amount
2019	$40,073
2020	$28,076
2021	$20,206
2022	$17,584
2023	$17,220
Thereafter	$138,693

12)	Product Warranties

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

Product warranty activities were as follows:

	Years Ended December 31,
	2018	2017
Beginning balance	$10,104	$8,261
Provision for product warranties	15,987	15,884
Direct and other charges to warranty liability	(15,692)	(14,041)

Ending balance(1)	$10,399	$10,104

(1)

Short-term product warranty of $9,986 and long-term product warranty of $413, each as of December 31, 2018, are included within other current liabilities and other liabilities, respectively, within the accompanying consolidated balance sheet. Short-term product warranty of $9,719 and long-term product warranty of $385 as of December 31, 2017, are included within other current liabilities and other liabilities, respectively, within the accompanying consolidated balance sheet.

13)	Debt

Term Loan Credit Agreement

In connection with the completion of the Newport Merger, the Company entered into a term loan credit agreement (the “Credit Agreement”) with Barclays Bank PLC, as administrative agent and collateral agent, and

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

the lenders from time to time party thereto (the “Lenders”), that provided senior secured financing in the original principal amount of $780,000, subject to increase at the Company’s option and subject to receipt of lender commitments in accordance with the Credit Agreement (the “Term Loan Facility”). Borrowings under the Term Loan Facility bear interest per annum at one of the following rates selected by the Company: (a) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the “prime rate” quoted in The Wall Street Journal, (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%, and (4) a floor of 1.75%, plus, in each case, an applicable margin; or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, subject to a LIBOR rate floor of 0.75%, plus an applicable margin. The Company has elected the interest rate as described in clause (b). The Credit Agreement provides that all loans will be determined by reference to the Base Rate if the LIBOR rate cannot be ascertained, if regulators impose material restrictions on the authority of a lender to make LIBOR rate loans, or for other reasons. The Term Loan Facility was issued with original issue discount of 1.00% of the principal amount thereof.

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

On September 30, 2016, the Company entered into an interest rate swap agreement, which has a maturity date of September 30, 2020, to fix the rate on $335,000 of the then-outstanding balance of the Credit Agreement. The rate is fixed at 1.198% per annum plus the applicable credit spread, which was 1.75% at December 31, 2018. The notional amount of this transaction was $290,000 and had a fair value of $6,083 at December 31, 2018.

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

In July 2017, August 2017, November 2017 and March 2018, the Company voluntarily prepaid $50,000, $75,000, $50,000 and $50,000, respectively, of principal under the Credit Agreement. As of December 31, 2018, after total prepayments of $425,000 and regularly scheduled principal payments of $6,536, the total outstanding principal balance was $348,464. The interest rate as of December 31, 2018 was 4.1%.

The Company incurred $28,747 of deferred finance fees, original issue discount and repricing fees related to the term loans under the Term Loan Facility, which are included in long-term debt in the accompanying consolidated balance sheets and are being amortized to interest expense over the estimated life of the term loans using the effective interest method. A portion of these fees has been accelerated in connection with the various debt prepayments during 2016, 2017 and 2018. As of December 31, 2018, the remaining balance of the deferred finance fees, original issue discount and repricing fee related to the Term Loan Facility was $4,708.

Under the Credit Agreement, the Company is required to prepay outstanding term loans, subject to certain exceptions, with portions of its annual excess cash flow as well as with the net cash proceeds of certain asset sales, certain casualty and condemnation events and the incurrence or issuance of certain debt. As a result of our Total Leverage Ratio, we were not required to make a prepayment of excess cash flow for the fiscal year end 2018. The Company is also required to make scheduled quarterly payments each equal to 0.25% of the principal amount of the term loans outstanding, less the amount of certain voluntary and mandatory repayments after such date, with the balance due on the seventh anniversary of the closing date. As a result of making total prepayments of $425,000 through December 31, 2018 on the Term Loan Facility we had in place as of December 31, 2018. The Company is no longer required to make any scheduled principal payments on the Term Loan Facility we had in place as of December 31, 2018 until maturity date of the loan.

All obligations under the Term Loan Facility are guaranteed by certain of the Company’s domestic subsidiaries, and are collateralized by substantially all of the Company’s assets and the assets of such subsidiaries, subject to certain exceptions and exclusions.

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. If an event of default occurs, the Lenders under the Term Loan Facility will be entitled to take various actions, including the acceleration of amounts due under the Term Loan Facility and all actions generally permitted to be taken by a secured creditor. At December 31, 2018, the Company was in compliance with all covenants under the Credit Agreement.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

Senior Secured Asset-Based Revolving Credit Facility

In connection with the completion of the Newport Merger, the Company also entered into an asset-based credit agreement with Deutsche Bank AG New York Branch, as administrative agent and collateral agent, the other borrowers from time to time party thereto, and the lenders and letters of credit issuers from time to time party thereto (the “ABL Facility”), that provides senior secured financing of up to $50,000, subject to a borrowing base limitation. The borrowing base for the ABL Facility at any time equals the sum of: (a) 85% of certain eligible accounts; plus (b) subject to certain notice and field examination and appraisal requirements, the lesser of (i) the lesser of (A) 65% of the lower of cost or market value of certain eligible inventory and (B) 85% of the net orderly liquidation value of certain eligible inventory and (ii) 30% of the borrowing base; minus (c) reserves established by the administrative agent; provided that until the administrative agent’s receipt of a field examination of accounts receivable the borrowing base shall be equal to 70% of the book value of certain eligible accounts. The ABL Facility includes borrowing capacity in the form of letters of credit up to $15,000. The Company has not drawn against the ABL Facility as of December 31, 2018.

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

In addition to paying interest on outstanding principal under the ABL Facility, the Company is required to pay a commitment fee in respect of the unutilized commitments thereunder. The initial commitment fee is 0.375% per annum. The total commitment fees recognized in interest expense during 2018 was immaterial. Commencing with the completion of the first fiscal quarter ending after the closing of the ABL Facility, the commitment fee is subject to downward adjustment based on the amount of average unutilized commitments for the three month period immediately preceding such adjustment date. The Company must also pay customary letter of credit fees and agency fees.

Lines of Credit and Short-Term Borrowing Arrangements

One of the Company’s Japanese subsidiaries has lines of credit and short-term borrowing arrangements with two financial institutions, which arrangements generally expire and are renewed at three month intervals. The lines of credit provided for aggregate borrowings as of December 31, 2018 of up to an equivalent of $20,856 U.S. dollars. One of the borrowing arrangements has an interest rate based on the Tokyo Interbank Offer Rate at the time of borrowing and the other has an interest rate based on the Japanese Short-Term Prime Lending Rate. There were no borrowings outstanding under these arrangements at December 31, 2018 and 2017.

The Company assumed various revolving lines of credit and a financing facility with the completion of the Newport Merger. These revolving lines of credit and financing facility have no expiration date and provided for

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

aggregate borrowings as of December 31, 2018 of up to an equivalent of $11,335 U.S. dollars. These lines of credit have a base interest rate of 1.25% plus a Japanese Yen overnight LIBOR rate. Total borrowings outstanding under these arrangements were $3,389 and $2,965 at December 31, 2018 and 2017.

One of the Company’s Austrian subsidiaries has various outstanding loans from the Austrian government to fund research and development. These loans are unsecured and do not require principal repayment as long as certain conditions are met. Interest on these loans is payable semi-annually. The interest rates associated with these loans range from 0.75%—2.00%.

	December 31, 2018	December 31, 2017
Short-term debt:
Japanese lines of credit	$2,724	$2,750
Japanese receivables financing facility	665	215
Other debt	597	7

	$3,986	$2,972

	December 31, 2018	December 31, 2017
Long-term debt:
Austrian loans due through March 2020 and other debt	$86	$714
Term Loan Facility, net(1)	343,756	389,279

	$343,842	$389,993

(1)	Net of deferred financing fees, original issuance discount and re-pricing fee in the aggregate of $4,708 and $9,185 as of December 31, 2018 and 2017, respectively.

The Company recognized interest expense of $16,942, $30,990 and $30,611 for the twelve months ended December 31, 2018, 2017 and 2016, respectively.

Contractual maturities of the Company’s debt obligations as of December 31, 2018 are as follows:

Year	Amount
2019	$3,986
2020	$72
2021	$14
2022	$—
2023	$348,464

14)	Income Taxes

The Act, which was enacted on December 22, 2017, reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings. The Company applied SAB 118 when accounting for the enactment effects of the Act. As of December 22, 2018 the company has completed, and recorded, the impacts of the Act based on its understanding and interpretation of the regulatory guidance that has been issued.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

For the year ended December 31, 2018, the Company recognized a tax benefit of $625 related to an adjustment of the provisional estimates that had been previously recorded for the Act and included these adjustments as a component of income tax expense from continuing operations.

The global intangible low-taxed income (“GILTI”) provision from the Act subjects a U.S. shareholder to current tax on GILTI earned by certain foreign subsidiaries. Under FASB Staff Q&A, Topic 740 No. 5, the Company has elected to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred. Based upon the proposed GILTI regulations, the Company has estimated that the impact of the GILTI tax, net of foreign tax credits, will increase its effective tax rate for the year ended December 31, 2018 by approximately 0.4%.

A reconciliation of the Company’s effective tax rate to the U.S. federal statutory rate is as follows:

	Years Ended December 31,
	2018	2017	2016
U.S. Federal income tax statutory rate	21.0%	35.0%	35.0%
Federal tax credits	(0.7)	(0.7)	(1.8)
State income taxes, net of federal benefit	1.3	1.0	0.8
Effect of foreign operations taxed at various rates	(1.3)	(12.1)	(12.7)
Qualified production activity tax benefit	—	(1.4)	(2.9)
Foreign derived intangible income	(2.1)	—	—
Global intangible low taxed income, net of foreign tax credits	0.4	—	—
Transition tax, net of foreign tax credits	(0.1)	6.4	—
Revaluation of U.S. deferred income taxes	(0.3)	(5.0)	—
Revaluation of prepaid taxes	1.6	—	—
Stock based compensation	(1.3)	(2.5)	—
Deferred tax asset valuation allowance	—	(0.1)	2.1
Release of income tax reserves (including interest)	(0.4)	(0.4)	(2.4)
Taxes on foreign dividends, net of foreign tax credits	(1.0)	3.3	(2.2)
Acquisition and integration related costs	—	—	1.5
Other	1.2	0.7	0.7

	18.3%	24.2%	18.1%

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

The components of income from operations before income taxes and the related provision for income taxes consist of the following:

	Years Ended December 31,
	2018	2017	2016
Income from operations before income taxes:
United States	$287,309	$224,979	$42,491
Foreign	193,641	222,646	85,486

	$480,950	$447,625	$127,977

Current taxes:
United States	$41,428	$77,023	$17,693
State	8,094	6,149	2,359
Foreign	57,920	30,152	41,938

	107,442	113,324	61,990
Deferred taxes:
United States	(2,533)	(16,250)	(23,604)
State and Foreign	(16,855)	11,419	(15,218)

	(19,388)	(4,831)	(38,822)

Provision for income taxes	$88,054	$108,493	$23,168

The significant components of the deferred tax assets and deferred tax liabilities are as follows:

	Years Ended December 31,
	2018	2017
Deferred tax assets:
Carry-forward losses and credits	$23,675	$25,834
Inventory and warranty reserves	17,945	17,734
Accrued expenses and other reserves	10,260	15,393
Stock-based compensation	5,351	5,092
Executive supplemental retirement benefits	5,972	4,984
Other	2,396	597

Total deferred tax assets	$65,599	$69,634

Deferred tax liabilities:
Acquired intangible assets	$(74,120)	$(83,092)
Depreciation and amortization	(8,332)	(10,150)
Loan costs	(1,108)	(2,157)
Foreign withholding taxes	(3,176)	(16,206)
Unrealized gain	(1,952)	(469)

Total deferred tax liabilities	(88,688)	(112,074)

Valuation allowance	(17,936)	(13,629)

Net deferred tax (liabilities) assets	$(41,025)	$(56,069)

Due to the reduction in U.S. federal statutory tax rate resulting from the enactment of the Act, the Company recorded a provisional adjustment reducing its net deferred tax liabilities by $22,345 as of December 31, 2017.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

This provisional adjustment was finalized during the year ended December 31, 2018 and an additional tax provision of $2,614 was recorded.

As of December 31, 2018, the Company has federal, state and foreign gross research and other tax credit carry-forwards of $29,858. Included in the total carry-forward are $15,081 of credits that can be carried forward indefinitely and the remaining credits expire at various dates through 2035. The Company also had, state and foreign gross net operating loss and capital loss carry-forwards of $43,715. Included in the total carry-forward are $36,057 of losses that can be carried forward indefinitely while the remaining losses expire at various dates through 2035.

Although the Company believes that its tax positions are consistent with applicable U.S. federal, state and international laws, it maintains certain tax reserves as of December 31, 2018 in the event its tax positions were to be challenged by the applicable tax authority and additional tax assessed upon audit.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Years Ended December 31,
	2018	2017	2016
Balance at beginning of year	$27,345	$25,465	$4,332
Increases/(decreases) for prior years	934	640	(195)
Increases for the current year	6,091	4,340	23,940
Reductions related to expiration of statutes of limitations and audit settlements	(1,686)	(3,100)	(2,612)

Balance at end of year	$32,684	$27,345	$25,465

As of December 31, 2018, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was $32,684. As of December 31, 2017, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was $27,345. The net increase from December 31, 2017 was primarily attributable to the addition of reserves for the federal transition tax from the Act along with certain non-U.S. items offset by decreases from settlement of an audit by the U.S. Internal Revenue Service (“IRS”) and the expiration of certain statutes of limitations.

The Company accrues interest and, if applicable, penalties for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. As of December 31, 2018, 2017 and 2016, the Company had accrued interest on unrecognized tax benefits of approximately $568, $327 and $491, respectively.

Over the next 12 months it is reasonably possible that the Company may recognize approximately $2,150 of previously net unrecognized tax benefits, excluding interest and penalties, related to various U.S. federal, state and foreign tax positions primarily due to the expiration of certain statutes of limitations.

The Company and its subsidiaries are subject to examination by U.S. federal, state and foreign tax authorities. The IRS commenced an examination of our U.S. federal income tax filings for tax years 2015 and 2016 during the quarter ended September 30, 2017. This audit was effectively settled during the quarter ended March 31, 2018 and the impact was not material. During the quarter ended March 31, 2018 the Company received notification from the United States Internal Revenue Service of its intent to audit the Company’s U.S. subsidiary, Newport Corporation, for tax year 2015. This audit commenced during the quarter ended June 30, 2018 and there have been no proposed adjustments through December 31, 2018. The U.S. statute of limitations

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

remains open for tax years 2015 through present. The statute of limitations for the Company’s tax filings in other jurisdictions varies between fiscal years 2013 through present. The Company has certain federal credit carry-forwards and state tax loss and credit carry-forwards that are open to examination for tax years 2000 through the present.

On a quarterly basis, the Company evaluates both positive and negative evidence that affects the realizability of net deferred tax assets and assesses the need for a valuation allowance. The future benefit to be derived from its deferred tax assets is dependent upon its ability to generate sufficient future taxable income to realize the assets.

During 2018, the Company increased its valuation allowance by $4,307, primarily attributable to certain tax credit and net operating loss carryforward amounts. During 2017, the Company increased its valuation allowance by $1,102, primarily related to certain state tax credits. During 2016, the Company increased its valuation allowance by $6,400, primarily related to the addition of historical valuation allowances for Newport and its subsidiaries which were included as a result of the acquisition in April 2016.

The Act provided for a mandatory one-time transition tax on deemed repatriation of the post-1986 undistributed cumulative earnings and profits of the Company’s foreign subsidiaries. As of the year ended December 31, 2017 the Company estimated that it had approximately $560,000 of undistributed foreign earnings subject to the Transition Tax and recognized approximately $27,610 of income tax expense, net of foreign tax credits, in its consolidated statement of operations for the Year ended December 31, 2017. In accordance with SAB 118 the Company finalized the provisional amounts it previously recorded for the Transition Tax during the year ended December 31, 2018. As a result of finalizing the Transition Tax amount the Company recorded an additional tax benefit, net of foreign tax credits, of $4,624 in its consolidated statement of operations for the year ended December 31, 2018. The reduction in Transition Tax was based upon a final amount of undistributed foreign earnings of approximately $521,000.

No provision has been made for the deferred taxes related to certain outside basis differences in the Company’s non-US subsidiaries. The Company continues to assert indefinite reinvestment in these outside basis differences generated through December 31, 2018. Determination of the amount of unrecognized deferred tax liability on outside basis differences is not practicable because the amount of such liability, if any, is dependent upon circumstances existing and tax planning choices available when a transaction using outside basis occurs.

The Company’s Israeli subsidiaries have elected to be treated under a preferential Israeli tax regime under which their taxable income is taxed at reduced rates. These reduced rates range anywhere between 7.5% and 16%. One of the Company’s Israeli subsidiaries effectively settled an examination for tax years 2012 and 2013 during the quarter ended June 30, 2017.

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

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

During 2018, the Company repurchased approximately 818,000 shares of its common stock for $75,000 at an average price of $91.67 per share. During 2017, there were no repurchases of common stock. During 2016, the Company repurchased 44,798 shares of its common stock for $1,545 at an average price of $34.50 per share.

The Company has repurchased approximately 2,588,000 shares of common stock for approximately $127,000 pursuant to the program since its adoption.

Cash Dividends

Holders of the Company’s common stock are entitled to receive dividends when and if they are declared by the Company’s Board of Directors. The Company’s Board of Directors declared a cash dividend of $0.18 per share during the first quarter of 2018 and $0.20 per share during the second, third and fourth quarters of 2018, which totaled $42,405. The Company’s Board of Directors declared a cash dividend of $0.175 per share during the first, second, and third quarters of 2017, and $0.18 per share during the fourth quarter of 2017, which totaled $38,178.

Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of the Company’s Board of Directors.

On February 11, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share to be paid on March 8, 2019 to Stockholders of record as of February 25, 2019.

16)	Stock-Based Compensation

Employee Stock Purchase Plans

The 2014 ESPP Plan was adopted by the Board of Directors on February 10, 2014 and approved by the Company’s stockholders on May 5, 2014. The 2014 ESPP Plan authorizes the issuance of up to an aggregate of 2,500,000 shares of common stock to participating employees. Offerings under the 2014 ESPP Plan commence on June 1 and December 1 and terminate, respectively, on November 30 and May 31. Historically, under the 2014 ESPP Plan, eligible employees could purchase shares of common stock through payroll deductions of up to 10% of their compensation or up to an annual maximum amount of $21,250. The price at which an employee’s purchase option was exercised for each offering period was the lower of (1) 85% of the closing price of the common stock on the Nasdaq Global Select Market on the day that each offering commences, or (2) 85% of the closing price on the day that the offering terminated. On January 31, 2017, the Compensation Committee of the Board of Directors approved an increase in the exercise price to the lower of (1) 90% of the closing price of the common stock on the Nasdaq Global Select Market on the day that each offering commences, or (2) 90% of the closing price on the day that each offering terminates. The increase in the exercise price became effective for the Offering commencing on June 1, 2017. As a result of this change, the annual maximum payroll deduction was increased from $21,250 to $22,500. During 2018, 2017, and 2016, the Company issued 105,672, 105,506, and 139,079 shares, respectively, of common stock to employees who participated in the 2014 ESPP Plan at exercise prices of $84.11 and $70.61 per share in 2018, $46.37 and $74.12 per share in 2017, and $31.40 and $35.16 per share in 2016. As of December 31, 2018, there were 1,926,731 shares reserved for future issuance under the 2014 ESPP Plan.

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

The 2014 Plan was adopted by the Board of Directors on February 10, 2014 and was approved by the Company’s stockholders on May 5, 2014. Up to 18,000,000 shares of common stock (subject to adjustment in the event of stock splits and other similar events) may be issued pursuant to awards granted under the 2014 Plan. The Company may grant options, RSUs, restricted stock, stock appreciation rights (“SARs”) and other stock-based awards to employees, officers, directors, consultants and advisors under the 2014 Plan. Any full-value awards granted under the 2014 Plan will be counted against the shares reserved for issuance under the 2014 Plan as 2.4 shares for each share of common stock subject to such award and any award granted under the 2014 Plan that is not a full-value award (including, without limitation, any option or SAR) will be counted against the shares reserved for issuance under the plan as one share for each one share of common stock subject to such award. “Full-value award” means any RSU, or other stock-based award with a per share price or per unit purchase price lower than 100% of fair market value on the date of grant. To the extent a share that was subject to an award that counted as one share is returned to the 2014 Plan, each applicable share reserve will be credited with one share. To the extent that a share that was subject to an award that counts as 2.4 shares is returned to the 2014 Plan, each applicable share reserve will be credited with 2.4 shares. As of December 31, 2018, there were 14,079,849 shares reserved for future issuance under the 2014 Plan.

The Company’s 2004 Stock Incentive Plan (the “2004 Plan”) expired in March 2014 and no further awards may be granted under the 2004 Plan, although there are still outstanding RSUs which may vest under the 2004 Plan. The 2004 Plan, the 1995 Plan, the 1997 Director Stock Plan and the 2014 Plan are referred to herein as the “Plans.”

RSUs granted to employees in 2018, 2017 and 2016 generally vest 33% per year on the anniversary of the date of grant. RSUs granted to certain employees who are at least 60 years old and have a minimum of 10 Years of Service (as defined in the applicable RSU agreement) are expensed immediately. RSUs granted to directors generally vest at the earliest of (1) one day prior to the next annual meeting, (2) 13 months from date of grant, or (3) the effective date of a change in control of the Company. Certain RSUs are subject to performance conditions (“performance shares”) under the Company’s 2004 Plan and 2014 Plan. Such performance shares are available, subject to time-based vesting conditions, if, and to the extent that, financial or operational performance criteria for the applicable period are achieved. Accordingly, the number of performance shares earned will vary based on the level of achievement of financial or operational performance objectives for the applicable period.

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

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

Included in the total number of Assumed RSUs were 36,599 RSUs for outside directors that were part of the Newport Deferred Compensation Plan (the “DC Plan”), from which 19,137 underlying shares were released in May 2016, 5,515 shares were released in May 2017 and 5,561 shares were released in May 2018. As of December 31, 2018, 6,694 Company RSUs remained outstanding under the DC Plan, and an additional 66 shares of the Company’s common stock were added to the DC Plan due to reinvested dividends. As of December 31, 2017, 12,134 Company RSUs remained outstanding under the DC Plan, and an additional 122 shares of the Company’s common stock were added to the DC Plan due to reinvested dividends. As of December 31, 2016, 17,462 Company RSUs remained outstanding under the DC Plan, and an additional 187 shares of the Company’s common stock were added to the DC Plan due to reinvested dividends. These Assumed RSUs will not become issued shares until their respective release dates.

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

The following table presents the activity for RSUs under the Plans:

	Year Ended December 31, 2018
	Non-vested RSUs	Weighted Average Grant Date Fair Value
Non-vested RSUs — beginning of period	943,379	$47.57
Accrued dividend shares	66	$94.11
Granted	266,411	$111.64
Vested	(490,453)	$44.70
Forfeited or expired	(72,009)	$66.22

Non-vested RSUs — end of period	647,394	$74.04

The following table presents the activity for SARs under the Plans:

	Year Ended December 31, 2018
	Non-vested SARs	Weighted Average Base Value
SARs — beginning of period	282,907	$28.62
Exercised	(103,419)	$28.78
Forfeited or expired	(1,950)	$29.00

SARs Outstanding — end of period	177,538	$28.52

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

At December 31, 2018, the Company’s outstanding and exercisable SARs, the weighted-average base value, the weighted average remaining contractual life and the aggregate intrinsic value thereof, were as follows:

	Number of Shares	Weighted Average Base Value	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
SARs outstanding and exercisable	177,538	$28.52	2.4	$6,408

The Company settles employee RSU vesting and SARs exercises with newly issued shares of the Company’s common stock.

Stock-Based Compensation Expense

The Company recognized the full impact of its share-based payment plans in the consolidated statements of operations and comprehensive income for the years 2018, 2017 and 2016. As of December 31, 2018, 2017, and 2016, the Company capitalized $471 of such cost on its consolidated balance sheet. The following table reflects the effect of recording stock-based compensation for the years 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
Stock-based compensation expense by type of award:
RSUs	$24,883	$22,428	$23,302
SARs	98	529	700
Employee stock purchase plan	2,281	1,421	1,226

Total stock-based compensation	$27,262	24,378	25,228
Windfall tax effect on stock-based compensation	(8,277)	(11,071)	—

Net effect on net income	$18,985	$13,307	$25,228

Effect on net earnings per share:
Basic	$0.35	$0.25	$0.47

Diluted	$0.35	$0.24	$0.47

The pre-tax effect within the consolidated statements of operations and comprehensive income of recording stock-based compensation for the years 2018, 2017 and 2016 was as follows:

	Years Ended December 31,
	2018	2017	2016
Cost of revenues	$3,516	$3,894	$2,997
Research and development expense	2,750	2,816	2,529
Selling, general and administrative expense	20,996	17,668	19,702

Total pre-tax stock-based compensation expense	$27,262	$24,378	$25,228

Valuation Assumptions

The Company determines the fair value of RSUs based on the closing market price of the Company’s common stock on the date of the award, and estimates the fair value of employee stock purchase plan rights using

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

the Black-Scholes valuation model. Such values are recognized as expense on a straight-line basis for time-based awards and using the accelerated graded vesting method for performance-based awards, both over the requisite service periods, net of estimated forfeitures except for retirement eligible employees in which the Company expenses the fair value of the grant in the period the grant is issued. The estimation of stock-based awards that will ultimately vest requires significant judgment. The Company considers many factors when estimating expected forfeitures, including types of awards and historical experience. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

The weighted average fair value per share of employee stock purchase plan rights granted in 2018, 2017 and 2016 was $21.74, $13.14, and $8.52, respectively. The fair value of the employees’ purchase plan rights was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2018	2017	2016
Employee stock purchase plan rights:
Expected life (years)	0.5	0.5	0.5
Risk-free interest rate	1.8%	0.8%	0.5%
Expected volatility	38.6%	26.5%	25.4%
Expected annual dividends per share	$0.76	$0.69	$0.68

Expected volatilities for 2018, 2017 and 2016 are based on a combination of implied and historical volatilities of the Company’s common stock; the expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The total intrinsic value of SARs exercised and the total fair value of RSUs vested during 2018, 2017 and 2016 was approximately $61,626, $60,302 and $18,844, respectively. As of December 31, 2018, the unrecognized compensation cost related to RSUs and SARs was approximately $19,039 and will be recognized over and estimated weighted average amortization period of 0.91 years.

17)	Employee Benefit Plans

The Company has a 401(k) profit-sharing plan for U.S. employees meeting certain requirements in which eligible employees may contribute between 1% and 50% of their annual compensation to this plan, and, with respect to employees who are age 50 and older, certain specified additional amounts, limited by an annual maximum amount determined by the Internal Revenue Service. The Company, at its discretion, makes certain matching contributions to these plans based on participating employees’ contributions to the plans and their total compensation. The Company’s contributions were $6,093, $5,651 and $6,524 for 2018, 2017 and 2016, respectively.

The Company maintains a bonus plan which provides cash awards to key employees, at the discretion of the compensation committee of the Board of Directors, based upon operating results and employee performance. In addition, the Company’s foreign locations also have various bonus plans based upon local operating results and employee performance. The total bonus expense was $38,254, $46,783 and $28,097 for 2018, 2017 and 2016, respectively.

The Company provides supplemental retirement benefits for one of its current executive officers and a number of former retired executives. The total cost of these benefits was $4,609, $3,478 and $1,805 for 2018,

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

2017 and 2016, respectively. The accumulated benefit obligation was $20,644 and $15,929 at December 31, 2018 and 2017, respectively, which was included in other long-term liabilities.

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

The net periodic benefit costs for the plans included the following components:

	Year Ended December 31,
	2018	2017
Service cost	$657	$708
Interest cost on projected benefit obligations	433	458
Expected return on plan assets	(115)	(116)
Amortization of actuarial net loss	127	400

	$1,102	$1,450

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

The changes in projected benefit obligations and plan assets, as well as the ending balance sheet amounts for the Company’s defined benefit plans, were as follows:

	Year Ended December 31,
	2018	2017
Change in projected benefit obligations:
Projected benefit obligations, beginning of year	$25,736	$23,450
Service cost	657	708
Interest cost	433	458
Actuarial gain	(98)	(312)
Benefits paid	(895)	(1,271)
Currency translation adjustments	(948)	2,703

Projected benefit obligations, end of year	$24,885	$25,736

Change in plan assets:
Fair value of plan assets, beginning of year	$8,152	$7,672
Company contributions	324	324
(Loss) gain on plan assets	(56)	177
Benefits paid	(369)	(722)
Currency translation adjustments	(229)	701

Fair value of plan assets, end of year	7,822	8,152

Net underfunded status	$(17,063)	$(17,584)

Changes in plan assets and benefit obligations recognized in other comprehensive income included the following components:

	Year Ended December 31,
	2018	2017
Amounts recognized in accumulated comprehensive income:
Accumulated net actuarial gain	$235	$235
Income tax (expense) benefit	(86)	88

Accumulated other comprehensive gain	$149	$323

As of December 31, 2018, the estimated benefit payments for the Company’s defined benefit plans for the next 10 years were as follows:

Estimated benefit payments
2019	$1,046
2020	$1,252
2021	$1,210
2022	$1,312
2023	$1,129
2024-2028	$7,313

$13,262

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

The Company expects to contribute $1,660 to the plans during 2019.

The weighted-average rates used to determine the net periodic benefit costs were as follows:

December 31, 2018
Discount rate	1.9%
Rate of increase in salary levels	2.1%
Expected long-term rate of return on assets	1.9%

In determining the expected long-term rate of return on plan assets, the Company considers the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes, and economic and other indicators of future performance.

Plan assets were held in the following categories as a percentage of total plan assets:

	Year Ended December 31, 2018
	Amount	Percentage
Cash	$193	2.00%
Debt securities	4,855	62
Equity securities	1,342	17
Other	1,432	19

	$7,822	100%

In general, the Company’s asset management objectives include maintaining an adequate level of diversification to reduce interest rate and market risk while providing adequate liquidity to meet immediate and future benefit payment requirements. In Japan, assets are primarily invested in pooled funds of insurance companies. The expected long-term rate of return on these assets is approximately 1.5%, which is based on the general yield environment for high quality instruments in Japan. The United Kingdom pension plan invests in a combination of equity and bond funds. The allocation mix is designed to minimize risk while providing a rate of return that will provide asset growth which will be sufficient to cover expected liabilities. The expected long-term rate of return on these assets is approximately 2.7%, which is a combination of long dated government and corporate bond yields for the bond funds, and long dated government and corporate bond yields with an allowance for out-performance for equity funds. In France, assets are invested in group insurance contracts and the expected long-term rate of return on these assets is approximately 1.6%, which is based on the expected return on the underlying assets.

The Company’s Israeli plans account for the deferred vested benefits using the shut-down method of accounting, which resulted in assets of $14,409 and vested benefit obligations of $17,552, as of December 31, 2018 and assets of $15,048 and vested benefit obligations of $17,932, as of December 31, 2017. Under the shut-down method, the liability is calculated as if it were payable as of the balance sheet date, on an undiscounted basis.

Other Pension-Related Assets

As of December 31, 2018 and 2017, the Company had assets with an aggregate market value of $5,890 and $6,255, respectively, which it has set aside in connection with its German pension plans. These assets are invested in group insurance contracts through the insurance companies administering these plans, in accordance

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

with applicable pension laws. The Germany contracts have a guaranteed minimum rate of return ranging from 2.25% to 4.25%, depending on the contract. Because the assets were not separate legal assets of the pension plan, they were not included in the Company’s plan assets shown above. However, the Company has designated such assets to pay pension benefits. Such assets are included in other assets in the accompanying consolidated balance sheet.

18)	Net Income Per Share

The following is a reconciliation of basic to diluted net income per share:

	Years Ended December 31,
	2018	2017	2016
Numerator:
Net income	$392,896	$339,132	$104,809

Denominator:
Shares used in net income per common share — basic	$54,406,000	54,137,000	53,472,000
Effect of dilutive securities	586,000	937,000	579,000

Shares used in net income per common share — diluted	54,992,000	55,074,000	54,051,000

Net income per common share:
Basic	$7.22	$6.26	$1.96
Diluted	$7.14	$6.16	$1.94

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

In 2018, 2017 and 2016, the potential dilutive effect of 79,500, 404 and 508 weighted average shares, respectively, of RSUs, were excluded from the computation of diluted weighted-average shares outstanding, as the shares would have had an anti-dilutive effect on EPS, and would thus need to be excluded from the computation of diluted weighted-average shares.

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

The following are net revenues by reportable segment:

	Years Ended December 31,
	2018	2017	2016
Vacuum & Analysis	$1,260,862	$1,207,457	$872,291
Light & Motion	814,246	708,520	423,051

	$2,075,108	$1,915,977	$1,295,342

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

The following is a reconciliation of segment gross profit to consolidated net income:

	Years Ended December 31,
	2018	2017	2016
Gross profit by reportable segment:
Vacuum & Analysis	$577,552	$551,078	$388,220
Light & Motion	401,924	340,373	177,399

Total gross profit by reportable segment	979,476	891,451	565,619
Operating expenses:
Research and development	135,720	132,555	110,579
Selling, general and administrative	298,118	290,056	227,932
Acquisition and integration costs	3,113	5,332	27,279
Restructuring	3,567	3,920	642
Environmental costs	1,000	—	—
Asset impairment	—	6,719	5,000
Fees and expenses related to repricing of term loan	378	492	1,239
Amortization of intangible assets	43,521	45,743	35,681

Income from operations	494,059	406,634	157,267
Interest income	5,775	3,021	2,560
Interest expense	16,942	30,990	30,611
Gain on sale of business	—	74,856	—
Other expense, net	1,942	5,896	1,239

Income before income taxes	480,950	447,625	127,977
Provision for income taxes	88,054	108,493	23,168

Net income	$392,896	$339,132	$104,809

The following is capital expenditures by reportable segment for the years ended December 31, 2018, 2017 and 2016:

	Vacuum & Analysis	Light & Motion	Total
December 31, 2018:
Capital expenditures	$40,144	$22,797	$62,941

December 31, 2017:
Capital expenditures	$17,111	$14,176	$31,287

December 31, 2016:
Capital expenditures	$11,732	$7,391	$19,123

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

The following is depreciation and amortization of intangible assets by reportable segment for the years ended December 31, 2018, 2017 and 2016:

	Vacuum & Analysis	Light & Motion	Total
December 31, 2018:
Depreciation and amortization	$20,808	$59,045	$79,853

December 31, 2017:
Depreciation and amortization	$20,297	$62,259	$82,556

December 31, 2016:
Depreciation and amortization	$20,820	$45,106	$65,926

Total income tax expense is not presented by reportable segment because the necessary information is not available or used by the CODM.

The following are segment assets by reportable segment:

	Vacuum & Analysis	Light & Motion	Corporate, Eliminations and Other	Total
December 31, 2018:
Segment assets:
Accounts receivable	$171,604	$140,658	$(16,808)	$295,454
Inventory	222,965	161,658	66	384,689

Total segment assets	$394,569	$302,316	$(16,742)	$680,143

	Vacuum & Analysis	Light & Motion	Corporate, Eliminations and Other	Total
December 31, 2017:
Segment assets:
Accounts receivable	$201,318	$119,934	$(20,944)	$300,308
Inventory	197,831	141,250	—	339,081

Total segment assets	$399,149	$261,184	$(20,944)	$639,389

A reconciliation of segment assets to consolidated total assets is as follows:

	Years Ended December 31,
	2018	2017
Total segment assets	$680,143	$639,389
Cash and cash equivalents, restricted cash and investments	728,461	553,976
Other current assets	65,790	53,543
Property, plant and equipment, net	194,367	171,782
Goodwill and intangible assets, net	906,803	957,445
Other assets	38,682	37,883

Consolidated total assets	$2,614,246	$2,414,018

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

	Years Ended December 31,
Net revenues:	2018	2017	2016
United States	$1,022,660	$955,284	$675,601
South Korea	203,567	212,763	112,432
Japan	193,264	167,318	96,954
Europe	244,009	209,912	156,365
Asia (excluding South Korea and Japan)	411,608	370,700	253,990

	$2,075,108	$1,915,977	$1,295,342

	Years Ended December 31,
Long-lived assets:(1)	2018	2017
United States	$146,687	$124,689
Europe	26,794	28,820
Asia	50,572	49,645

	$224,053	$203,154

(1)	Long-lived assets include property, plant and equipment, net and certain other assets, and exclude goodwill and intangibles and long-term tax-related accounts.

Goodwill associated with each of our reportable segments is as follows:

	Years Ended December 31,
	2018	2017
Reportable segment:
Vacuum & Analysis	$197,126	$197,617
Light & Motion	389,870	393,430

Total goodwill	$586,996	$591,047

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

Worldwide Product Information

Because the reportable segment information above does not reflect worldwide sales of the Company’s products, the Company groups its products into six groups of similar products based upon the similarity of product function. Worldwide net revenue for each group of products is as follows:

	Years Ended December 31,
	2018	2017	2016
Analytical and Control Solutions Products	$116,183	$131,376	$115,758
Power, Plasma and Reactive Gas Solutions Products	610,111	564,343	367,665
Vacuum Solutions Products	534,568	511,738	388,868
Laser Products	274,815	225,168	124,432
Optics Products	227,577	203,775	124,218
Photonics Products	311,854	279,577	174,401

	$2,075,108	$1,915,977	$1,295,342

Sales of Analytical and Control Solutions Products; Power, Plasma and Reactive Gas Solutions Products; and Vacuum Solutions Products are included in the Company’s Vacuum & Analysis segment. Sales of Laser Products; Optics Products; and Photonics Products are included in the Light & Motion segment.

Major Customers

The Company had two customers with net revenues greater than 10% of total net revenues in the periods shown as follows:

	Years Ended December 31,
	2018	2017	2016
Applied Materials, Inc.	11.7%	12.7%	13.6%
Lam Research Corporation	10.8%	11.7%	11.2%

Net revenues for each of our reportable segments include revenues from each of the two customers, which represent net revenues greater than 10% of total net revenues.

20)	Restructurings

During 2018, the Company recorded restructuring charges of $3,567, primarily related to severance costs related to a worldwide reduction in workforce including severance costs related to transferring a portion of our shared accounting functions in the United States to a third party, as well as the consolidation of certain shared accounting functions in Asia.

During 2017, the Company recorded restructuring charges of $3,920. The restructuring charges were primarily severance and facility costs related to the consolidation of two manufacturing plants, a restructuring of one of our international facilities and the consolidation of sales offices.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

The activity related to the Company’s restructuring accrual is shown below:

	2018	2017
Balance at January 1	$3,244	$540
Charged to expense	3,567	3,920
Payments and adjustment	(4,179)	(1,216)

Balance at December 31	$2,632	$3,244

21)	Commitments and Contingencies

Newport Litigation

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

On July 27, 2017, plaintiffs filed a second amended complaint containing substantially similar allegations but naming only Newport’s former directors as defendants. On August 8, 2017, the Court dismissed the Company and Newport from the action. The second amended complaint seeks monetary damages, including pre- and post-judgment interest. The Court granted a motion for class certification on September 27, 2018, appointing Mr. Pincon and Locals 302 and 612 of the International Union of Operating Engineers—Employers Construction Industry Retirement Trust as class representatives. On June 11, 2018, plaintiff Dixon Chung was voluntarily dismissed from the litigation. Discovery is ongoing in this action.

ESI Litigation

On November 29, 2018, a complaint captioned Brian Morris et. al. v. Electro Scientific Industries, Inc. et al. was filed in the U.S. District Court for the District of Oregon by alleged former stockholders of ESI in connection with the acquisition of ESI by the Company. The complaint named the Company’s subsidiary, ESI, and the former members of ESI’s board of directors as defendants. Five additional complaints were subsequently

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

filed, two in the U.S. District Court for the District of Oregon and three in the Multnomah County Circuit Court in the State of Oregon. The cases filed in the U.S. District Court were dated December 6, 2018 and December 12, 2018 and captioned Melvyn Klein et. al. v. Electro Scientific Industries, Inc. et al. and Donald Mager et. al. v. Electro Scientific Industries, Inc. et al., respectively. The complaints filed in Multnomah County Circuit Court were dated December 5, 2018, December 5, 2018 and December 13, 2018 and captioned Michael Kent et. al v. Electro Scientific Industries, Inc. et al., Christopher Stanley et. al v. Electro Scientific Industries, Inc. et al. and Eduardo Colmenares et. al. v. Electro Scientific Industries, Inc., MKS Instruments, Inc., et al., respectively (collectively with Brian Morris et. al. v. Electro Scientific Industries, Inc. et. al., the “Lawsuits”). On February 16, 2019, the parties came to an agreement on a settlement in principle that would resolve the Lawsuits, which is subject to the execution of a settlement agreement and dismissal of the Lawsuits with prejudice.

These lawsuits are purported class actions brought on behalf of former ESI stockholders, asserting various claims against the former members of the ESI board of directors, ESI, MKS, and MKS’ merger subsidiary, including breach of fiduciary duty and aiding and abetting the breach of fiduciary duty. The lawsuits allege that the consideration paid to the ESI shareholders did not appropriately value ESI, and that ESI’s merger related disclosures failed to disclose certain material information regarding the merger. These complaints purport to seek unspecified damages.

The Company believes that the claims in these complaints are without merit and intends to vigorously defend this litigation. ESI provided supplemental merger related disclosures to eliminate the burden and expense of litigation and to avoid any possible disruption to the merger that could result from further litigation.

The Company is subject to various legal proceedings and claims, which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

The Company leases certain of its facilities and machinery and equipment under operating leases expiring in various years through 2026. Generally, the facility leases require the Company to pay maintenance, insurance and real estate taxes. Rental expense under operating leases totaled $20,912, $19,693 and $16,253 for 2018, 2017 and 2016, respectively.

Minimum lease payments under operating leases are as follows:

Year Ending December 31,	Operating Leases
2019	$20,106
2020	$17,142
2021	$10,325
2022	$5,573
2023	$4,410
Thereafter	$8,739

Total minimum lease payments	$66,295

As of December 31, 2018, the Company has entered into purchase commitments for certain inventory components and other equipment and services used in its normal operations. The majority of these purchase commitments covered by these arrangements are for periods of less than one year and aggregate to approximately $254,069.

To the extent permitted by Massachusetts law, the Company’s Restated Articles of Organization, as amended, require the Company to indemnify any of its current or former officers or directors or any person who has served or is serving in any capacity with respect to any of the Company’s employee benefit plans. The

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

Company believes that the estimated exposure for these indemnification obligations is currently not material. Accordingly, the Company has no material liabilities recorded for these requirements as of December 31, 2018.

The Company also enters into agreements in the ordinary course of business which include indemnification provisions. Pursuant to these agreements, the Company indemnifies, holds harmless and agrees to reimburse the indemnified party, generally its customers, for losses suffered or incurred by the indemnified party in connection with certain patent or other intellectual property infringement claims, and, in some instances, other claims, by any third party with respect to the Company’s products. The term of these indemnification obligations is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in some instances, not contractually limited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the Company believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these obligations as of December 31, 2018.

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

22)	Subsequent Event

Acquisition of Electro Scientific Industries, Inc (amounts not in thousands, except per share data).

On February 1, 2019, the Company completed its previously announced acquisition of Electro Scientific Industries, Inc., an Oregon corporation (“ESI”), pursuant to the Agreement and Plan of Merger (the “ESI Merger”). ESI is an innovator in laser-based manufacturing solutions for micro-machining applications. Micro-machining applications are used extensively in the manufacture of mobile devices, electronic components, thin film devices and semiconductor packaging. At the effective time of the ESI Merger and pursuant to the terms and conditions of the Agreement and Plan of Merger, each share of ESI’s common stock issued and outstanding as of immediately prior to the effective time of the ESI Merger, was converted into the right to receive $30.00 per share in cash, without interest and subject to deduction for any required withholding tax. The Company paid to the former ESI stockholders aggregate consideration of approximately $1 billion, excluding related transaction fees and expenses. The Company funded the payment of the aggregate consideration with a combination of its available cash on hand and the proceeds from the term loan facility described below.

The Company was not able to include certain required disclosures in its annual report on Form 10-K for the year ended December 31, 2018 because the information necessary to complete the preliminary purchase price allocation related to the acquisition was not yet available.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(in thousands, except share and per share data)

In connection with the completion of the ESI Merger, the Company entered into an amendment (“Amendment No. 5”) to the Term Loan Credit agreement with Barclays Bank PLC as administrative agent and collateral agent, that provided additional tranche B-5 term loan commitment in the principal amount of $650.0 million which was used to partially fund the ESI Merger.

Also, in connection with the completion of the ESI Merger, the Company terminated its $50.0 million asset-based credit agreement with Deutsche Bank AG New York Branch as administrative and collateral agent, and the Company entered into an asset-based credit agreement with Barclays Bank PLC, as administrative agent and collateral agent, that provides senior secured revolving credit financing of up to $100.0 million, subject to a borrowing base limitation.

MKS Instruments, Inc.

Supplemental Financial Data

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
	(Table in thousands, except per share data) (Unaudited)
2018
Statement of Operations Data
Net revenues	$554,275	$573,140	$487,152	$460,541
Gross profit	262,855	274,877	231,860	209,884
Income from operations	131,639	151,291	117,045	94,084
Net income	$105,121	$122,862	$93,277	$71,636
Net income per share:
Basic	$1.93	$2.25	$1.71	$1.33
Diluted	$1.90	$2.22	$1.70	$1.32
Cash dividends paid per common share	$0.18	$0.20	$0.20	$0.20

2017
Statement of Operations Data
Net revenues	$437,153	$480,757	$486,267	$511,800
Gross profit	205,547	219,583	227,995	238,326
Income from operations	83,580	92,883	110,155	120,016
Net income	$65,060	$120,440	$75,994	$77,638
Net income per share:
Basic	$1.21	$2.22	$1.40	$1.43
Diluted	$1.18	$2.19	$1.38	$1.41
Cash dividends paid per common share	$0.175	$0.175	$0.175	$0.18

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

Our internal controls over financial reporting as of December 31, 2018 have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears in Item 8 of this Annual Report on Form 10-K.

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

The information required by this item will be set forth under the captions “Proposal One — Election of Directors,” “Directors,” “Corporate Governance,” “Executive Officers,” “Corporate Governance — Code of Ethics” and “Corporate Governance — Board of Directors Meetings and Committees of the Board of Directors — Audit Committee” in our definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

We are also required under Item 405 of Regulation S-K to provide information concerning delinquent filers of reports under Section 16 of the Securities and Exchange Act of 1934, as amended. This information will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be set forth under the captions “Executive Officers,” “Executive Compensation — Compensation Discussion and Analysis,” “Corporate Governance — Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation” in our definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

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

The information required by Item 201(d) of Regulation S-K will be set forth under the caption “Equity Compensation Plan Information” in our definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth under the captions “Corporate Governance — Board Independence” and “Corporate Governance — Transactions with Related Persons” in our definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth under the caption “Audit and Financial Accounting Oversight — Principal Accountant Fees and Services” in our definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Report:

1.   Financial Statements. The following Consolidated Financial Statements are included under Item 8 of this Annual Report on Form 10-K.

2.   Financial Statement Schedules. The following consolidated financial statement schedule is included in this Annual Report on Form 10-K:

Schedule II — Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted since they are either not required or information is otherwise included.

3.   Exhibits. The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit No.	Title

+2.1(1)	Agreement and Plan of Merger, by and among the Registrant, PSI Equipment, Inc. and Newport Corporation, dated February 22, 2016

+2.2(17)	Agreement and Plan of Merger, by and among the Registrant, Merger Sub and Electro Scientific Industries, Inc., dated October 29, 2018

+3.1(2)	Restated Articles of Organization of the Registrant

+3.2(3)	Articles of Amendment to Restated Articles of Organization, as filed with the Secretary of State of Massachusetts on May 18, 2001

+3.3(4)	Articles of Amendment to Restated Articles of Organization, as filed with the Secretary of State of Massachusetts on May 16, 2002

+3.4(5)	Amended and Restated By-Laws of the Registrant

+4.1(6)	Specimen certificate representing the Common Stock

+10.1(7)	Term Loan Credit Agreement, dated April 29, 2016, by and among the Registrant, Barclays Bank PLC, as administrative agent and collateral agent, and the lenders from time to time party thereto

+10.2(8)	Amendment No. 1 to Term Loan Credit Agreement, dated as of June 9, 2016, by and among the Registrant, the other loan parties party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and each participating lender party thereto

Exhibit No.	Title

+10.3(9)	Amendment No. 2 to Term Loan Credit Agreement, dated as of December 14, 2016, by and among the Registrant, the other loan parties party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and each participating lender party thereto

+10.4(10)	Amendment No. 3 to Term Loan Credit Agreement, dated as of July 6, 2017, by and among the Registrant, the other loan parties party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and each participating lender party thereto

+10.5(18)	Amendment No. 4 to Term Loan Credit Agreement, dated as of April 11, 2018, by and among the Registrant, the other loan parties party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and each participating lender party thereto

+10.6(19)	Amendment No. 5 to Term Loan Credit Agreement and Amendment to Term Loan Guaranty and Term Loan Security Agreement, dated as of February 1, 2019, by and among the Registrant, the other loan parties party thereto, Barclays Bank PLC, as administrative agent and collateral agent, and each participating lender party thereto

+10.7(7)	ABL Credit Agreement, dated April 29, 2016, by and among the Registrant, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, the other borrowers from time to time party thereto, and the lenders and letters of credit issuers from time to time party thereto

+10.8(19)	ABL Credit Agreement, dated as of February 1, 2019, by and among the Registrant, Barclays Bank PLC, as administrative agent and collateral agent, the other borrowers from time to time party thereto, and the lenders and letters of credit issuers from time to time party thereto

+10.9(5)*	2014 Stock Incentive Plan

+10.10(5)*	2014 Employee Stock Purchase Plan

+10.11(5)*	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2014 Stock Incentive Plan

10.12*	Form of Restricted Stock Unit Agreement for Employees under the 2014 Stock Incentive Plan

+10.13(11)*	MKS Instruments, Inc. Management and Key Employee Bonus Plan

+10.14(11)*	MKS Instruments, Inc. Light & Motion Division Management and Key Employee Bonus Plan

+10.15(12)*	Employment Agreement, dated as of July 1, 2005, between John Bertucci and the Registrant

+10.16(13)*	Employment Agreement, dated October 22, 2013, between Gerald Colella and the Registrant

+10.17(11)*	Amendment, dated March 27, 2018, to Employment Agreement, dated as of October 22, 2013, between Gerald Colella and the Registrant

+10.18(14)*	Amendment No. 2, dated October 29, 2018, to Employment Agreement, dated as of October 22, 2013, between Gerald Colella and the Registrant

+10.19(15)*	Newport Corporation’s 2006 Performance-Based Stock Incentive Plan

+10.20(15)*	Form of Stock Appreciation Right Award Agreement under Newport Corporation’s 2006 Performance-Based Stock Incentive Plan

+10.21(15)*	Newport Corporation’s 2011 Stock Incentive Plan

+10.22(15)*	Newport Corporation’s Amended and Restated 2011 Stock Incentive Plan

+10.23(15)*	Form of Restricted Stock Unit Award Agreement (with performance-based vesting) used under Newport Corporation’s 2011 Stock Incentive Plan and Amended and Restated 2011 Stock Incentive Plan

+10.24(15)*	Form of Stock Appreciation Right Award Agreement used under Newport Corporation’s 2011 Stock Incentive Plan and the Amended and Restated 2011 Stock Incentive Plan

+10.25(15)*	Form of Indemnification Agreement between Newport Corporation and Robert Phillippy

Exhibit No.	Title

+10.26(15)*	Form of the Registrant’s RSU Assumption Agreement for U.S. Employees Relating to Newport Corporation’s Amended and Restated 2011 Stock Incentive Plan and 2011 Stock Incentive Plan

+10.27(15)*	Form of the Registrant’s RSU Assumption Agreement for Employees Outside of the United States Relating to Newport Corporation’s Amended and Restated 2011 Stock Incentive Plan and 2011 Stock Incentive Plan

+10.28(15)*	Form of the Registrant’s SAR Assumption Agreement for U.S. Employees Relating to Newport Corporation’s Amended and Restated 2011 Stock Incentive Plan, 2011 Stock Incentive Plan and 2006 Performance-Based Stock Incentive Plan

+10.29(15)*	Form of the Registrant’s SAR Assumption Agreement for Employees Outside of the United States Relating to Newport Corporation’s Amended and Restated 2011 Stock Incentive Plan, 2011 Stock Incentive Plan and 2006 Performance-Based Stock Incentive Plan

+10.30(16)*	Employment Agreement, dated August 1, 2016, between Seth Bagshaw and the Registrant

+10.31(16)*	Employment Agreement, dated August 1, 2016, between John Abrams and the Registrant

+10.32(20)*	Employment Agreement, dated May 9, 2018, between John Lee and the Registrant

+10.33(16)*	Employment Agreement, dated August 1, 2016, between Dennis Werth and Newport Corporation

+10.34(16)*	Form of Indemnification Agreement between Newport Corporation and Dennis Werth

+10.35(14)*	Amendment No. 1, dated October 29, 2018, to Employment Agreement, dated as of August 1, 2016, by and between the Registrant and Seth Bagshaw

+10.36(14)*	Amendment No. 1, dated October 29, 2018, to Employment Agreement, dated as of May 9, 2018, by and between the Registrant and John Lee

+10.37(20)*	Transition and Retirement Agreement, dated as of May 9, 2018, by and between the Registrant and John Abrams

+10.38(21)*	Letter Agreement, dated as of June 5, 2018, by and between the Registrant and Dennis Werth

10.39*	Electro Scientific Industries, Inc.’s 2004 Stock Incentive Plan

10.40*	Form of Restricted Stock Units Award Agreement (with time-based vesting) used under Electro Scientific Industries, Inc.’s 2004 Stock Incentive Plan for 2016-2017

10.41*	Form of Restricted Stock Units Award Agreement (with time-based vesting) used under Electro Scientific Industries, Inc.’s 2004 Stock Incentive Plan for 2018

10.42*	Form of Restricted Stock Units Award Agreement (with performance-based vesting) used under Electro Scientific Industries, Inc.’s 2004 Stock Incentive Plan for 2016-2017

10.43*	Form of Restricted Stock Units Award Agreement (with performance-based vesting) used under Electro Scientific Industries, Inc.’s 2004 Stock Incentive Plan for 2018

10.44*	Form of the Registrant’s RSU Assumption Agreement (with time-based vesting) for U.S. Employees Relating to Electro Scientific Industries, Inc.’s 2004 Stock Incentive Plan

10.45*	Form of the Registrant’s RSU Assumption Agreement (with time-based vesting) for Employees Outside of the United States Relating to Electro Scientific Industries, Inc.’s 2004 Stock Incentive Plan

10.46*	Form of the Registrant’s RSU Assumption Agreement (with performance-based vesting) for U.S. Employees Relating to Electro Scientific Industries, Inc.’s 2004 Stock Incentive Plan

10.47*	Form of the Registrant’s RSU Assumption Agreement (with performance-based vesting) for Employees Outside of the United States Relating to Electro Scientific Industries, Inc.’s 2004 Stock Incentive Plan

Exhibit No.	Title

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+	Previously filed
*	Management contract or compensatory plan arrangement

The following materials from MKS Instruments, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, are formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

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

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-23621), filed with the Securities and Exchange Commission on May 6, 2014.

(6)	Incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 28, 1999.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2016.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2016.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2016.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2017.

(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2005.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2013.

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2018.

(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

(16)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2018.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2018.

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2019.

(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2018.

(21)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

(b)	Exhibits

MKS hereby files as exhibits to our Annual Report on Form 10-K those exhibits listed in Item 15(a) above.

(c)	Financial Statement Schedules

Item 16.	Form 10-K Summary

Not applicable.

MKS INSTRUMENTS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Year	Acquisition Beginning Balance	Charged to Costs and Expenses	Charged to Other Accounts	Deductions & Write-offs	Balance at End of Year
	(in thousands)
Allowance for doubtful accounts:
Years ended December 31,
2018	$4,135	$—	$1,435	$—	$(327)	$5,243
2017	$3,909	$—	$825	$—	$(599)	$4,135
2016	$1,760	$1,292	$1,109	$(66)	$(186)	$3,909

		Additions
Description	Balance at Beginning of Year	Acquisition Beginning Balance	Charged to Costs and Expenses	Charged to Other Accounts	Deductions & Write-offs	Balance at End of Year
	(in thousands)
Allowance for sales returns:
Years ended December 31,
2018	$1,295	$—	$124	$—	$(386)	$1,033
2017	$1,138	$—	$(142)	$—	$299	$1,295
2016	$601	$423	$2,262	$—	$(2,148)	$1,138

		Additions
Description	Balance at Beginning of Year	Acquisition Beginning Balance	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
	(in thousands)
Valuation allowance on deferred tax asset:
Years ended December 31,
2018	$13,629	$—	$4,825	$—	$(518)	$17,936
2017	$12,527	$—	$1,603	$—	$(501)	$13,629
2016	$6,127	$3,769	$2,719	$—	$(88)	$12,527

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2018, to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of February 2019.

MKS INSTRUMENTS, INC.

By:	/s/ Gerald G. Colella
Gerald G. Colella Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURES	TITLE	DATE

/s/ John R. Bertucci John R. Bertucci	Chairman of the Board of Directors	February 26, 2019

/s/ Gerald G. Colella Gerald G. Colella	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2019

/s/ Seth H. Bagshaw Seth H. Bagshaw	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 26, 2019

/s/ Rajeev Batra Rajeev Batra	Director	February 26, 2019

/s/ Gregory R. Beecher Gregory R. Beecher	Director	February 26, 2019

/s/ Richard S. Chute Richard S. Chute	Director	February 26, 2019

/s/ Peter R. Hanley Peter R. Hanley	Director	February 26, 2019

/s/ Rick D. Hess Rick D. Hess	Director	February 26, 2019

/s/ Jacqueline F. Moloney Jacqueline F. Moloney	Director	February 26, 2019

/s/ Elizabeth A. Mora Elizabeth A. Mora	Director	February 26, 2019