Form 10-Q
period 2019-06-30
MKS INSTRUMENTS INC
filed 2019-08-07
CIK 1049502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
June 30, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

to

Commission file number
0-23621

MKS INSTRUMENTS, INC.
(Exact name of registrant as specified in its charter)

Massachusetts	04-2277512
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Tech Drive, Suite 201 , Andover , Massachusetts	01810
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (
978
)
645-5500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock , no par value	MKSI	Nasdaq Global Select Market

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
As of July 31, 2019, the registrant had
54,484,896
shares of common stock outstanding.

MKS INSTRUMENTS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS.
MKS INSTRUMENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$366,935	$644,345
Short-term investments	92,985	73,826
Trade accounts receivable, net of allowance for doubtful accounts of $4,460 and $5,243 at June 30, 2019 and December 31, 2018, respectively	313,530	295,454
Inventories	479,497	384,689
Other current assets	80,303	65,790
Assets classified as held for sale	36,750	—

Total current assets	1,370,000	1,464,104

Property, plant and equipment, net	230,649	194,367
Right-of-use asset	68,631	—
Goodwill	1,058,667	586,996
Intangible assets, net	599,372	319,807
Long-term investments	10,401	10,290
Other assets	44,228	38,682

Total assets	$3,381,948	$2,614,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$10,931	$3,986
Accounts payable	88,046	83,825
Accrued compensation	64,415	82,350
Income taxes payable	12,811	16,358
Lease liability	20,670	—
Deferred revenue and customer advances	26,597	14,246
Other current liabilities	61,686	62,520

Total current liabilities	285,156	263,285
Long-term debt, net	926,879	343,842
Non-current deferred taxes	76,042	48,223
Non-current accrued compensation	62,947	55,598
Non-current lease liability	51,141	—
Other liabilities	34,296	30,111

Total liabilities	1,436,461	741,059

Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred Stock, $0.01 par value per share, 2,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, no par value, 200,000,000 shares authorized; 54,479,692 and 54,039,554 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	113	113
Additional paid-in capital	849,585	793,932
Retained earnings	1,113,036	1,084,797
Accumulated other comprehensive loss	(17,247)	(5,655)

Total stockholders’ equity	1,945,487	1,873,187

Total liabilities and stockholders’ equity	$3,381,948	$2,614,246

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INSTRUMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues:
Products	$401,326	$509,999	$798,689	$1,006,676
Services	72,784	63,141	138,982	120,739

Total net revenues	474,110	573,140	937,671	1,127,415
Cost of revenues:
Cost of products	226,213	266,890	455,923	528,211
Cost of services	36,870	31,373	72,603	61,472

Total cost of revenues (exclusive of amortization shown separately below)	263,083	298,263	528,526	589,683
Gross profit	211,027	274,877	409,145	537,732
Research and development	41,855	36,504	80,788	71,361
Selling, general and administrative	83,236	76,181	165,691	159,130
Fees and expenses related to term loan	—	378	5,847	378
Acquisition and integration costs	3,240	(1,168)	33,407	(1,168)
Restructuring and other	1,242	790	3,165	3,010
Amortization of intangible assets	17,552	10,901	33,279	22,091

Income from operations	63,902	151,291	86,968	282,930
Interest income	1,423	1,456	3,137	2,561
Interest expense	12,674	3,922	21,793	9,352
Other expense, net	788	281	1,113	853

Income before income taxes	51,863	148,544	67,199	275,286
Provision for income taxes	14,124	25,682	17,005	47,303

Net income	$37,739	$122,862	$50,194	$227,983

Other comprehensive income:
Changes in value of financial instruments designated as cash flow hedges, net of tax (benefit) expense (1)	$(739)	$7,712	$(687)	$7,890
Foreign currency translation adjustments, net of tax of $ 0	593	(18,508)	(3,675)	(7,737)
Unrecognized pension gain (loss), net of tax (benefit) expense (2)	2	48	1	(37)
Unrealized loss on investments, net of tax benefit (3)	(96)	(266)	(146)	(325)

Total comprehensive income	$37,499	$111,848	$45,687	$227,774

Net income per share:
Basic	$0.69	$2.25	$0.92	$4.18

Diluted	$0.69	$2.22	$0.91	$4.12

Weighted average common shares outstanding:
Basic	54,815	54,719	54,481	54,571

Diluted	55,089	55,274	54,966	55,280

(1)	Tax (benefit) expense was $
(227)
and $
2,367
for the three months ended June 30, 2019 and 2018, respectively. Tax (benefit) expense was $
(212)
and $
2,255
for the six months ended June 30, 2019 and 2018, respectively
(2)	Tax (benefit) expense was $
(1)
and $
12
for the three months ended June 30, 2019 and 2018, respectively. Tax expense (benefit) was $
20
and $
(24)
for the six months ended June 30, 2019 and 2018, respectively
(3)	Tax benefit was $ (30) and $ (22) for the three months ended June 30, 2019 and 2018, respectively. Tax benefit was $ (46) and $ (39) for the six months ended June 30, 2019 and 2018, respectively.
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INSTRUMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share data)
(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income/(Loss)	Equity
Balance at December 31, 2018	54,039,554	$113	$793,932	$1,084,797	$(5,655)	$1,873,187
Net issuance under stock-based plans	192,218		22,491			22,491
Stock-based compensation			27,838			27,838
Cash dividend ($ 0.20 per common share)				(10,843)		(10,843)
Comprehensive income (net of tax):
Net income				12,455		12,455
Other comprehensive loss					(4,267)	(4,267)

Balance at March 31, 2019	54,231,772	113	844,261	1,086,409	(9,922)	1,920,861
Net issuance under stock-based plans	247,920		(2,113)			(2,113)
Stock-based compensation			7,205			7,205
Cash dividend ($ 0.20 per common share)				(10,880)		(10,880)
Stock dividends accrued			232	(232)		—
Comprehensive income (net of tax):
Net income				37,739		37,739
Other comprehensive loss					(7,325)	(7,325)

Balance at June 30, 2019	54,479,692	$113	$849,585	$1,113,036	$(17,247)	$1,945,487

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income/(Loss)	Equity
Balance at December 31, 2017	54,355,535	$113	$789,644	$795,698	$3,452	$1,588,907
Net issuance under stock-based plans	136,568		(8,920)			(8,920)
Stock-based compensation			10,426			10,426
Cash dividend ($ 0.18 per common share)				(9,808)		(9,808)
Accounting Standards Codification Topic 606 adjustment				1,809		1,809
Comprehensive income (net of tax):
Net income				105,121		105,121
Other comprehensive gain					10,805	10,805

Balance at March 31, 2018	54,492,103	113	791,150	892,820	14,257	1,698,340
Net issuance under stock-based plans	295,050		(4,132)			(4,132)
Stock-based compensation			6,366			6,366
Cash dividend ($ 0.20 per common share)				(10,942)		(10,942)
Accounting Standards Codification Topic 606 adjustment				(42)		(42)
Comprehensive income (net of tax):
Net income				122,862		122,862
Other comprehensive loss					(11,014)	(11,014)

Balance at June 30, 2018	54,787,153	$113	$793,384	$1,004,698	$3,243	$1,801,438

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INSTRUMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows provided by operating activities:
Net income	$50,194	$227,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,655	40,377
Amortization of inventory step-up adjustment to fair value	7,624	—
Amortization of debt issuance costs, original issue discount, and soft call premium	2,953	2,887
Stock-based compensation	34,767	16,792
Provision for excess and obsolete inventory	12,053	10,292
(Recovery) provision for doubtful accounts	(691)	596
Deferred income taxes	(2,625)	1,170
Other	917	460
Changes in operating assets and liabilities, net of business acquired:
Trade accounts receivable	27,163	(42,511)
Inventories	(30,821)	(59,529)
Income taxes	(3,941)	(11,416)
Other current and non-current assets	(897)	(4,317)
Accrued compensation	(17,808)	(15,933)
Other current and non-current liabilities	(273)	9,912
Accounts payable	(24,666)	5,604

Net cash provided by operating activities	106,604	182,367

Cash flows used in investing activities:
Acquisition of business, net of cash acquired	(988,599)	—
Purchases of investments	(117,919)	(148,816)
Maturities of investments	40,386	90,734
Sales of investments	157,710	63,363
Proceeds from sale of assets	35	—
Purchases of property, plant and equipment	(28,254)	(21,818)

Net cash used in investing activities	(936,641)	(16,537)

Cash flows provided by (used in) financing activities:
Net proceeds from short and long-term borrowings	640,939	36,989
Payments on short-term borrowings	(1,926)	(28,059)
Payments on long-term borrowings	(51,625)	(50,000)
Net payments related to employee stock awards	(11,012)	(13,052)
Dividend payments to common stockholders	(21,723)	(20,750)

Net cash provided by (used in) financing activities	554,653	(74,872)

Effect of exchange rate changes on cash and cash equivalents	(2,026)	2,586

(Decrease) Increase in cash and cash equivalents and restricted cash	(277,410)	93,544
Cash and cash equivalents at beginning of period	644,345	333,887

Cash and cash equivalents at end of period	$366,935	$427,431

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1)	Basis of Presentation

The terms “MKS” and the “Company” refer to MKS Instruments, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim financial data as of June 30, 2019, and for the three and six months ended June 30, 2019 are unaudited; however, in the opinion of MKS, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet presented as of December 31, 2018 has been derived from the consolidated audited financial statements as of that date. The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form
10-Q
and do not include all of the information and note disclosures required by United States generally accepted accounting principles (“U.S. GAAP”). The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the MKS Annual Report on Form
10-K
for the year ended December 31, 2018 filed with the Securities and Exchange Commission on February 26, 2019.
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
In August 2018, the FASB issued ASU
2018-15,
“Intangibles-Goodwill and
Other-Internal-Use
Software (Subtopic
350-40):
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use
software (and hosting arrangements that include an
internal-use
software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments to this update. This standard is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the requirements of this ASU and adoption could have a material impact on the Company’s consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, “Leases”. This standard requires the recognition of lease assets and liabilities for all leases, with certain exceptions, on the balance sheet. This ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted ASU 2016-02 on January 1, 2019, and used the effective date as its date of initial application. As such, the Company did not adjust prior period amounts. The Company also elected to adopt the package of practical expedients upon transition, which permits companies to not reassess lease identification, classification, and initial direct costs for leases that commenced prior to the effective date.

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The Company implemented internal controls and a lease accounting information system to enable preparation on adoption. Upon adoption, the Company recorded a cumulative effect of initially applying this new standard, resulting in the addition of $71,042 of right-of-use
assets and $20,192 and $54,147 of short-term and long-term lease liabilities, respectively. The right-of-use
asset is net of the deferred rent liability, prepaid rent and a net favorable lease asset which were re-classified
to the
right-of-use
asset upon adoption of the standard. For additional information on the required disclosures related to the impact of adopting this standard, see Note 3 to the Consolidated Condensed Financial Statements.
3)	Leases

The Company has various operating leases for real estate and non-real estate items. The non-real estate leases are mainly comprised of automobiles but also include copiers, printers and other lower-valued items. The Company does not have any finance leases.
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
A
right-of-use
asset of $68,631, short-term lease liability of $20,670 and long-term lease liability of $51,141 were reflected on the balance sheet as of June 30, 2019.
The elements of lease expense were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease Cost:
Operating lease cost	$6,004	$11,381

The weighted average discount rate and the weighted average remaining lease term were
3.8
% and
5.1
years, respectively, for the period ended June 30, 2019. Operating cash flows used for operating leases for the six months ended June 30, 2019 was $
11,515
.
Future lease payments under
non-cancelable
leases as of June 30, 2019 are detailed as follows:

Amount
Year Ending December 31,
2019 (remaining)	$11,607
2020	20,951
2021	13,899
2022	8,324
2023	7,061
Thereafter	17,301

Total lease payments	79,143
Less: imputed interest	7,332

Total operating lease liabilities	$71,811

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Minimum lease payments under operating leases prior to adoption of ASU
2016-02
were as follows:

Operating Leases
Year Ending December 31,
2019	$20,106
2020	17,142
2021	10,325
2022	5,573
2023	4,411
Thereafter	8,739

Total minimum lease payments	$66,296

4)	Revenue from Contracts with Customers

Contract assets as of June 30, 2019 and December 31, 2018 were $ 2,883 and $ 3,624 , respectively, and included in other current assets.
A rollforward of the Company’s deferred revenue and customer advances is as follows:

Six Months Ended June 30, 2019
Beginning balance, January 1 (1)	$17,474
Deferred revenue and customer advances assumed in ESI Merger	4,629
Additions to deferred revenue and customer advances	34,772
Amount of deferred revenue and customer advances recognized in income	(27,407)

Ending balance, June 30 (2)	$29,468

(1)	Beginning deferred revenue and customer advances as of January 1, 2019 included $ 8,134 of current deferred revenue, $ 3,228 of long-term deferred revenue and $ 6,112 of current customer advances.

(2)	Ending deferred revenue as of June 30, 2019 included $ 17,968 of current deferred revenue, $ 2,871 of long-term deferred revenue and $ 8,629 of current customer advances.

Disaggregation of Revenue
The following table summarizes revenue from contracts with customers:

	Three Months Ended June 30, 2019
	Vacuum & Analysis	Light & Motion	Equipment & Solutions	Total
Net revenues:
Products	$191,760	$167,363	$42,203	$401,326
Services	43,895	15,216	13,673	72,784

Total net revenues	$235,655	$182,579	$55,876	$474,110

	Three Months Ended June 30, 2018
	Vacuum & Analysis	Light & Motion	Equipment & Solutions	Total
Net revenues:
Products	$321,454	$188,545	$—	$509,999
Services	46,874	16,267	—	63,141

Total net revenues	$368,328	$204,812	$—	$573,140

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	Six Months Ended June 30, 2019
	Vacuum & Analysis	Light & Motion	Equipment & Solutions	Total
Net revenues:
Products	$384,408	$346,060	$68,221	$798,689
Services	85,602	30,507	22,873	138,982

Total net revenues	$470,010	$376,567	$91,094	$937,671

	Six Months Ended June 30, 2018
	Vacuum & Analysis	Light & Motion	Equipment & Solutions	Total
Net revenues:
Products	$625,790	380,886	$—	$1,006,676
Services	90,882	29,857	—	120,739

Total net revenues	$716,672	$410,743	$—	$1,127,415

Product revenue, excluding revenue from certain custom products, is recorded at a point in time, while the majority of the service revenue and revenue from certain custom products is recorded over time.
Refer to Note 17 for revenue by reportable segment, geography and groupings of similar products.
5)	Investments
The fair value of investments classified as short-term consists of the following:

	June 30, 2019	December 31, 2018
Available-for-sale investments:
Time deposits and certificates of deposit	$5,262	$102
Bankers’ acceptance drafts	3,833	989
Asset-backed securities	—	9,113
Commercial paper	60,154	19,359
Corporate obligations	8,219	9,352
U.S. treasury obligations	—	13,298
U.S. agency obligations	15,517	21,613

	$92,985	$73,826

Investments classified as long-term consist of the following:

	June 30, 2019	December 31, 2018
Available-for-sale investments:
Group insurance contracts	$6,001	$5,890
Cost method investments:
Minority interest in a private company	4,400	4,400

	$10,401	$10,290

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following tables show the gross unrealized gains and (losses) aggregated by investment category for available-for-sale
investments:

As of June 30, 2019:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Short-term investments:
Available-for-sale investments:
Time deposits and certificates of deposit	$5,261	$1	$—	$5,262
Bankers’ acceptance drafts	3,833	—	—	3,833
Commercial paper	60,526	—	(372)	60,154
Corporate obligations	8,218	1	—	8,219
U.S. agency obligations	15,512	6	(1)	15,517

	$93,350	$8	$(373)	$92,985

As of June 30, 2019:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Long-term investments:
Available-for-sale investments:
Group insurance contracts	$5,567	$434	$—	$6,001

As of December 31, 2018:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Short-term investments:
Available-for-sale investments:
Time deposits and certificates of deposit	$102	$—	$—	$102
Bankers’ acceptance drafts	989	—	—	989
Asset-backed securities	9,121	1	(9)	9,113
Commercial paper	19,504	—	(145)	19,359
Corporate obligations	9,367	—	(15)	9,352
U.S. treasury obligations	13,294	4	—	13,298
U.S. agency obligations	21,617	2	(6)	21,613

	$73,994	$7	$(175)	$73,826

As of December 31, 2018:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Long-term investments:
Available-for-sale investments:
Group insurance contracts	$5,546	$344	$—	$5,890

The tables above, which show the gross unrealized gains and (losses) aggregated by investment category for available-for-sale
investments as of June 30, 2019 and December 31, 2018, reflect the inclusion within short-term investments of investments with contractual maturities greater than one year from the date of purchase. Management has the ability, if necessary, to liquidate any of its investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as short-term on the accompanying balance sheets.
The Company reviews and evaluates its investments for any indication of possible impairment. Based on this review, the Company has determined that the unrealized losses related to these investments at June 30, 2019 and December 31, 2018 were temporary.
Interest income is accrued as earned. Dividend income is recognized as income on the date the stock trades
“ex-dividend.”
The cost of marketable securities sold is determined by the specific identification method. Realized gains or losses are reflected in income and were not material for the six months ended June 30, 2019 and 2018.

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

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Assets and liabilities of the Company are measured at fair value on a recurring basis as of June 30, 2019 and are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2019	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$104	$104	$—	$—
Time deposits and certificates of deposit	3,396	—	3,396	—
Commercial paper	36,968	—	36,968	—
U.S. agency obligations	22,632	—	22,632	—
Restricted cash – money market funds	322	322	—	—
Available-for-sale investments:
Time deposits and certificates of deposit	5,262	—	5,262	—
Bankers’ acceptance drafts	3,833	—	3,833	—
Commercial paper	60,154	—	60,154	—
Corporate obligations	8,219	—	8,219	—
U.S. agency obligations	15,517	—	15,517	—
Group insurance contracts	6,001	—	6,001	—
Derivatives – currency forward contracts	2,920	—	2,920	—
Funds in investments and other assets:
Israeli pension assets	15,744	—	15,744	—
Deferred compensation plan assets:
Mutual funds and exchange traded funds	2,001	—	2,001	—
Money market securities	288	—	288	—

Total assets	$183,361	$426	$182,935	$—

Liabilities:
Derivatives – currency forward contracts	$1,023	$—	$1,023	$—
Derivatives – interest rate hedge – non-current	4,633	—	4,633	—
Total liabilities	$5,656	$—	$5,656	$—
Reported as follows:
Assets:
Cash and cash equivalents, including restricted cash (1)	$63,422	$426	$62,996	$—
Short-term investments	92,985	—	92,985	—
Other current assets	2,920	—	2,920	—

Total current assets	$159,327	$426	$158,901	$—

Long-term investments (2)	$6,001	$—	$6,001	$—
Other assets	18,033	—	18,033	—

Total long-term assets	$24,034	$—	$24,034	$—

Liabilities:
Other current liabilities	$1,023	$—	$1,023	$—

Other liabilities	$4,633	$—	$4,633	$—

(1)	The cash and cash equivalent amounts presented in the table above do not include cash of $ 303,513 as of June 30, 2019.

(2)	The long-term investments presented in the table above do not include the Company’s minority interest investment in a private company, which is accounted for under the cost method.

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Assets and liabilities of the Company are measured at fair value on a recurring basis as of December 31, 2018 and are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2018	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$180,340	$180,340	$—	$—
Time deposits and certificates of deposit	850	—	850	—
Commercial paper	2,687	—	2,687	—
U.S. agency obligations	3,418	—	3,418	—
Restricted cash – money market funds	110	110	—	—
Available-for-sale investments:
Time deposits and certificates of deposit	102	—	102	—
Bankers’ acceptance drafts	989	—	989	—
Asset-backed securities	9,113	—	9,113	—
Commercial paper	19,359	—	19,359	—
Corporate obligations	9,352	—	9,352	—
U.S. treasury obligations	13,298	—	13,298	—
U.S. agency obligations	21,613	—	21,613	—
Group insurance contracts	5,890	—	5,890	—
Derivatives – currency forward contracts	2,485	—	2,485	—
Funds in investments and other assets:
Israeli pension assets	14,408	—	14,408	—
Derivatives – interest rate hedge – non-current	6,083	—	6,083	—

Total assets	$290,097	$180,450	$109,647	$—

Liabilities:
Derivatives – currency forward contracts	$1,168	$—	$1,168	$—

Reported as follows:
Assets:
Cash and cash equivalents, including restricted cash (1)	$187,405	$180,450	$6,955	$—
Short-term investments	73,826	—	73,826	—
Other current assets	2,485	—	2,485	—

Total current assets	$263,716	$180,450	$83,266	$—

Long-term investments (2)	$5,890	$—	$5,890	$—
Other assets	20,491	—	20,491	—

Total long-term assets	$26,381	$—	$26,381	$—

Liabilities:
Other current liabilities	$1,168	$—	$1,168	$—

(1)	The cash and cash equivalent amounts presented in the table above do not include cash of $ 456,940 as of December 31, 2018.

(2)	The long-term investments presented in the table above do not include the Company’s minority interest investment in a private company, which is accounted for under the cost method.

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
Interest Rate Swap Agreements
On September 30, 2016, the Company entered into an interest rate swap agreement to fix the rate on approximately
50
% of its then-outstanding balance under the Credit Agreement, as described further in Note 11. This hedge fixes the interest rate paid on the hedged debt at
1.198
% per annum plus the applicable credit spread, which was
2.0
% as of June 30, 2019, through
September 30, 2020
.
At June 30, 2019, the notional amount of this transaction was
$290,000
and had a fair value asset of
$2,055.
At December 31, 2018, the notional amount of this transaction was
$290,000 and had a fair value asset of $6,083.
On April 3, 2019, the Company entered into an interest rate swap agreement, which has a maturity date of March 31, 2023, to fix the rate on $
300,000
of the then-outstanding balance of the 2019 Incremental Term Loan Facility, as described further in Note 11. The rate is fixed at
2.309
% per annum plus the applicable credit spread, which was
2.25
% at June 30, 2019. At June 30, 2019, the notional amount of this transaction was $
300,000
and had a fair value liability of $
6,688
.

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The interest rate swaps are recorded at fair value on the balance sheet and changes in the fair value are recognized in other comprehensive income (loss) (“OCI”). To the extent that these arrangements are no longer an effective hedge, any ineffectiveness measured in the hedging relationships is recorded currently in earnings in the period it occurs.
Foreign Exchange Contracts
The Company hedges a portion of its forecasted foreign currency-denominated intercompany sales of inventory, over a maximum period of eighteen months
, using forward foreign exchange contracts accounted for as cash-flow hedges related to Japanese, South Korean, British, Euro and Taiwanese currencies. To the extent these derivatives are effective in off-setting the variability of the hedged cash flows, and otherwise meet the hedge accounting criteria, changes in the derivatives’ fair value are not included in current earnings but are included in OCI in stockholders’ equity. These changes in fair value will subsequently be reclassified into earnings, as applicable, when the forecasted transaction occurs. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period it occurs. The cash flows resulting from forward exchange contracts are classified in the consolidated statements of cash flows as part of cash flows from operating activities. The Company does not enter into derivative instruments for trading or speculative purposes.
As of June 30, 2019 and December 31, 2018, the Company had outstanding forward foreign exchange contracts with gross notional values of $
161,278
and $
159,394
, respectively.
The following tables provide a summary of the primary net hedging positions and corresponding fair values held as of June 30, 2019 and December 31, 2018:

	June 30, 2019
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value (1)
U.S. Dollar/Japanese Yen	$46,933	$(508)
U.S. Dollar/South Korean Won	52,484	1,523
U.S. Dollar/Euro	31,603	306
U.S. Dollar/U.K. Pound Sterling	10,208	276
U.S. Dollar/Taiwan Dollar	20,050	300

Total	$161,278	$1,897

	December 31, 2018
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value (1)
U.S. Dollar/Japanese Yen	$43,770	$(478)
U.S. Dollar/South Korean Won	59,149	570
U.S. Dollar/Euro	23,515	688
U.S. Dollar/U.K. Pound Sterling	11,827	323
U.S. Dollar/Taiwan Dollar	21,133	214

Total	$159,394	$1,317

(1)	Represents the receivable (payable) amount included in the consolidated balance sheet.
The following table provides a summary of the fair value amounts of the Company’s derivative instruments:

	June 30, 2019	December 31, 2018
Derivative assets:
Foreign exchange contracts (1)	$2,920	$2,485
Interest rate hedge (2)	—	6,083
Derivative liabilities:
Foreign exchange contracts (1)	(1,023)	(1,168)
Interest rate hedge (2)	(4,633)	—

Total net derivative (liability) asset designated as hedging instruments	$(2,736)	$7,400

(1)	The derivative assets of $
2,920
and $
2,485
as of June 30, 2019 and December 31, 2018, respectively, related to foreign exchange contracts and are classified in other current assets in the consolidated balance sheet. The derivative liabilities of $
1,023
and $
1,168
as of June 30, 2019 and December 31, 2018, respectively, are classified in other current liabilities in the consolidated balance sheet. These foreign exchange contracts are subject to a master netting agreement with one financial institution. However, the Company has elected to record these contracts on a gross basis in the balance sheet.
(2)	The interest rate hedge liability of $
4,633
as of June 30, 2019 is classified in other liabilities in the consolidated balance sheet. The interest rate hedge asset of $
6,083
as of December 31, 2018 is classified in other assets in the consolidated balance sheet.

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The net amount of existing gains as of June 30, 2019 that the Company expects to reclassify from OCI into earnings within the next twelve months
is immaterial.
The following table provides a summary of the gains (losses) on derivatives designated as cash flow hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Designated as Cash Flow Hedging Instruments	2019	2018	2019	2018
Forward exchange contracts:
Net gain (loss) recognized in OCI (1)	$(10,232)	$10,079	$(10,165)	$10,145
Net gain (loss) reclassified from accumulated OCI into income (2)	$1,128	$(2,648)	$2,077	$(5,188)

(1)	Net change in the fair value of the effective portion classified in OCI.

(2)	Effective portion classified in cost of products for the three and six months ended June 30, 2019 and 2018. The tax effect of the gains or losses reclassified from accumulated OCI into income is immaterial.

The following table provides a summary of the gain (loss) on derivatives not designated as hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	2019	2018	2019	2018
Forward exchange contracts:
Net gain (loss) recognized in income (1)	$(305)	$1,375	$(248)	$122

(1)	The Company enters into foreign exchange contracts to hedge against changes in the balance sheet for certain subsidiaries to mitigate the risk associated with certain foreign currency transactions in the ordinary course of business. These derivatives are not designated as hedging instruments and gains or losses from these derivatives are recorded immediately in other (expense) income.

8)	Inventories
Inventories consist of the following:

	June 30, 2019	December 31, 2018
Raw materials	$300,484	$235,593
Work-in-process	82,661	61,908
Finished goods	96,352	87,188

	$479,497	$384,689

9)	Acquisitions

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
The aggregate consideration was $1,032,671, which excludes related transaction fees and expenses, and non-cash consideration related to the exchange of share-based awards of $30,630, for a total purchase consideration of $1,063,301. The Company funded the payment of the aggregate consideration with a combination of the Company’s available cash on hand and the proceeds from the Company’s senior secured term loan facility described in Note 11.

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
The purchase price of ESI consisted of the following:

Cash paid for outstanding shares (1)	$1,032,671
Settlement of share-based compensation awards (2)	30,630

Total purchase price	1,063,301
Less: Cash and cash equivalents acquired	(44,072)

Total purchase price, net of cash and cash equivalents acquired	$1,019,229

(1)	Represents cash paid of $30.00 per share for 34,422,361 shares of ESI common stock, without interest and subject to a deduction for any required withholding tax.

(2)	Represents the vested but not issued portion of ESI share-based compensation awards as of the acquisition date of February 1, 2019.

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
The following table summarizes the allocation of the preliminary purchase price to the fair values assigned to assets acquired and liabilities assumed at the date of the ESI Merger:

Current assets (excluding inventory)	$208,009
Inventory	83,036
Intangible assets	316,200
Goodwill	472,695
Property, plant and equipment	65,489
Long-term assets	9,633

Total assets acquired	1,155,062
Current liabilities	51,479
Non-current deferred taxes	33,123
Other long-term liabilities	7,159

Total liabilities assumed	91,761

Fair value of assets acquired and liabilities assumed	1,063,301

Less: Cash and cash equivalents acquired	(44,072)

Total purchase price, net of cash and cash equivalents acquired	$1,019,229

During the three months ended June 30, 2019, the Company recorded an increase in fair value of approximately $12,600 to property, plant and equipment, based upon the final valuation for land and three ESI facilities located in Portland, Oregon. The Company also recorded a reduction in fair value of approximately $9,800 to inventories relating to three product lines. These adjustments also resulted in an adjustment to intangible assets of $2,400 and goodwill of $1,300 and the related impact to the deferred tax line items.

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The fair value write-up of acquired finished goods inventory was $7,624, the amount of which will be expensed over the period during which the acquired inventory is sold. Accordingly, for the three and six months ended June 30, 2019, the Company recorded $2,484 and $7,624, respectively, of incremental cost of sales charges associated with the fair value write-up of inventory acquired in the ESI Merger.
The fair value write-up of acquired property, plant and equipment of $39,267 will be amortized over the estimated useful life of the applicable assets, excluding the fair value write-up in the value of land. Property, plant and equipment is valued at its value-in-use, unless there was a known plan to dispose of the asset.
The acquired intangible assets are being amortized on a straight-line basis, which approximates the economic use of the asset.

The following table reflects the allocation of the acquired intangible assets and related estimate of useful lives:

Completed technology - Laser	$255,700
Completed technology - Non-Laser	18,300
Trademarks and trade names	14,400
Customer relationships	25,400
Backlog	2,400

$316,200

The net fair value of the acquired intangibles was determined using the income approach. In performing these valuations, the key underlying probability-adjusted assumptions of the discounted cash flows were projected revenues, gross margin expectations and operating cost estimates. The valuations were based on the information that was available as of the acquisition date and expectations and assumptions that have been deemed reasonable by the Company’s management. There are inherent uncertainties and management judgment required in these determinations. This acquisition resulted in a purchase price that exceeded the estimated fair value of tangible and intangible assets, the excess amount of which was allocated to goodwill.
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
The Company believes the amount of goodwill relative to identifiable intangible assets relates to several factors, including broadening its position in key industrial end markets to complementary solutions, and leveraging component and systems expertise to provide robust solutions to meet customer evolving technology needs.
The results of this acquisition were included in the Company’s consolidated statement of operations beginning on February 1, 2019. ESI constitutes the Company’s Equipment & Solutions reportable segment (see Note 17).
Certain executives from ESI had severance provisions in their respective ESI employment agreements. The agreements included terms that were accounted for as dual-trigger arrangements. Through the Company’s acquisition accounting, the expense relating to these benefits was recognized in the combined entity’s financial statements. The Company recorded costs of $2,701 and $14,023  in acquisition and integration costs as compensation expense and stock-based compensation expense, respectively, for the six months ended June 30, 2019 associated with these severance provisions. The restricted stock units and stock appreciation rights that were eligible for accelerated vesting if the executive exercised his or her rights but were not issued as of each reporting period-end, were excluded from the computation of basic earnings per share and included in the computation of diluted earnings per share for such reporting period.

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The Company’s consolidated net revenue and earnings for the three and six months ended June 30, 2019 include the following amounts of revenue and earnings of ESI since the acquisition date:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Total net revenues	$55,877	$91,096

Net loss	$(3,129)	$(34,844)

Net loss per share:
Basic	$(0.06)	$(0.64)

Diluted	$(0.06)	$(0.63)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total net revenues	$474,110	$683,764	$952,179	$1,344,409

Net income	$47,464	$132,601	$89,871	$230,765

Net income per share:
Basic	$0.87	$2.42	$1.65	$4.23

Diluted	$0.86	$2.40	$1.64	$4.17

The unaudited pro forma financial information above gives effect primarily to the following:
(1)	Incremental amortization and depreciation expense related to the estimated fair value of identifiable intangible assets and property, plant and equipment, respectively, from the purchase price allocation.

(2)	Revenue and cost of goods sold adjustments as a result of the reduction in deferred revenue and the cost related to their estimated fair value.

(3)	Incremental interest expense related to the Company’s 2019 Incremental Term Loan Facility, as defined and discussed in Note 11.

(4)	The exclusion of acquisition costs and inventory
step-up
amortization from the three and six month period ended June 30, 2019 and the addition of these items to the three and six month period ended June 30, 2018.

(5)	The exclusion of debt issuance costs due to the modification of the 2019 Incremental Term Loan Facility from the three and six month period ended June 30, 2019 and the addition of this item to the three and six month period ended June 30, 2018.

(6)	The estimated tax impact of the above adjustments.

10)	Goodwill and Intangible Assets

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
The changes in the carrying amount of goodwill and accumulated impairment loss during the six months ended June 30, 2019 and year ended December 31, 2018 were as follows:

	Six Months Ended June 30, 2019			Twelve Months Ended December 31, 2018
	Gross Carrying Amount	Accumulated Impairment Loss	Net	Gross Carrying Amount	Accumulated Impairment Loss	Net
Beginning balance at January 1	$731,272	$(144,276)	$586,996	$735,323	$(144,276)	$591,047
Acquired goodwill (1)	472,695	—	472,695	—	—	—
Foreign currency translation	(1,024)	—	(1,024)	(4,051)	—	(4,051)

Ending balance at June 30, 2019 and December 31, 2018	$1,202,943	$(144,276)	$1,058,667	$731,272	$(144,276)	$586,996

(1)	During the six months ended June 30, 2019, the Company recorded $472,695 of goodwill related to the ESI Merger.
Intangible Assets
Components of the Company’s intangible assets are comprised of the following:

As of June 30, 2019:	Gross	Accumulated Impairment Charges	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology (1)	$446,431	$(105)	$(157,407)	$(156)	$288,763
Customer relationships (1)	308,144	(1,406)	(73,888)	(677)	232,173
Patents, trademarks, trade names and other (1)	120,895	—	(42,567)	108	78,436

	$875,470	$(1,511)	$(273,862)	$(725)	$599,372

(1)	During the six months ended June 30, 2019, the Company recorded $316,200 of separately identified intangible assets related to the ESI Merger, of which $274,000 was completed technology, $25,400 was customer relationships and $16,800 was trademarks, trade names and backlog. Separately, on January 1, 2019, the Company reclassified $6,428 of gross favorable lease assets and $3,445 of related accumulated amortization from patents, trademarks, trade names and other to the right-of-use
asset line in the balance sheet.

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

As of December 31, 2018:	Gross	Accumulated Impairment Charges	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology	$172,431	$(105)	$(137,283)	$(73)	$34,970
Customer relationships	282,744	(1,406)	(63,788)	(269)	217,281
Patents, trademarks, trade names and other	110,523	—	(42,954)	(13)	67,556

	$565,698	$(1,511)	$(244,025)	$(355)	$319,807

Aggregate amortization expense related to acquired intangibles for the six months ended June 30, 2019 and 2018 was $33,279 and $22,091, respectively. The net amortization expense from favorable lease commitments for the six months ended June 30, 2019 and 2018 was net of $0 and $277, respectively. Aggregate net amortization expense related to acquired intangible assets for future years is as follows:

Year	Amount
2019 (remaining)	$34,538
2020	55,565
2021	47,765
2022	45,294
2023	44,942
2024	44,024
Thereafter	271,344
11)	Debt
Term Loan Credit Agreement
In connection with the completion of the acquisition of Newport Corporation (
“
Newport
”
) in 2016 (the “Newport Merger”), the Company entered into a term loan credit agreement (the “Credit Agreement”) with Barclays Bank PLC, as administrative agent and collateral agent, and the lenders from time to time party thereto (the “Lenders”), that provided senior secured financing in the original principal amount of $780,000
(the “2016 Term Loan Facility”), subject to increase at the Company’s option and subject to receipt of lender commitments in accordance with the Credit Agreement (the 2016 Term Loan Facility, together with the 2019 Incremental Term Loan Facility (as defined below), the “Term Loan Facility”). The 2016 Term Loan Facility matures on April 29, 2023. Borrowings under the Term Loan Facility bear interest per annum at one of the following rates selected by the Company: (a) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the “prime rate” quoted in
The Wall Street Journal,
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
The Company subsequently entered into four separate repricing amendments to the 2016 Term Loan Facility, which decreased the applicable margin for LIBOR borrowings from 4.0% to 1.75%, with a LIBOR rate floor of 0.75%. As a consequence of the pricing of the 2019 Incremental Term Loan Facility (defined below), the applicable margin for the 2016 Term Loan Facility was increased to 2.00% (from 1.75%) with respect to LIBOR borrowings and 1.00% (from 0.75%) with respect to base rate borrowings. The interest rate on the 2016 Term Loan Facility as of June 30, 2019 was 4.4%.
On September 30, 2016, the Company entered into an interest rate swap agreement, which has a maturity date of September 30, 2020, to fix the rate on $335,000 of the then-outstanding balance of the 2016 Term Loan Facility. The rate is fixed at 1.198% per annum plus the applicable credit spread, which was 2.0% at June 30, 2019. At June 30, 2019, the notional amount of this transaction was $290,000 and had a fair value asset of $2,055.
As of June 30, 2019, after total principal prepayments of $475,000 (which includes a $
50,000
prepayment made during the three months ended June 30, 2019) and regularly scheduled principal payments of $6,536, the total outstanding principal balance of the 2016 Term Loan Facility was $298,464. As a result of making these prepayments, the Company is no longer required to make any regularly scheduled principal payments on the 2016 Term Loan Facility until the maturity date of the loan.

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The Company incurred $28,747 of deferred finance fees, original issue discount and repricing fees related to the term loans under the 2016 Term Loan Facility, which are included in long-term debt in the accompanying consolidated balance sheets and are being amortized to interest expense over the estimated life of the term loans using the effective interest method. A portion of these fees have been accelerated in connection with the various debt prepayments during 2016, 2017 and 2018. As of June 30, 2019, the remaining balance of the deferred finance fees, original issue discount and repricing fees related to the 2016 Term Loan Facility was $2,648.
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
On April 3, 2019, the Company entered into an interest rate swap agreement, which has a maturity date of March 31, 2023, to fix the rate on $300,000 of the then-outstanding balance of the 2019 Incremental Term Loan Facility. The rate is fixed at 2.309% per annum plus the applicable credit spread, which was 2.25% at June 30, 2019. At June 30, 2019, the notional amount of this transaction was $300,000 and had a fair value liability of $6,688.
The Company incurred $11,362 of deferred finance fees and original issue discount fees related to the term loans under the 2019 Incremental Term Loan Facility, which are included in long-term debt in the accompanying consolidated balance sheets and are being amortized to interest expense over the estimated life of the term loans using the effective interest method. As of June 30, 2019, the remaining balance of the deferred finance fees and original issue discount related to the 2019 Incremental Term Loan Facility was $10,895.
The Company is required to make scheduled quarterly payments each equal to 0.25% of the original principal amount of the 2019 Incremental Term Loan Facility, with the balance due on February 1, 2026. If, on or prior to the date that is six months after the closing date of Amendment No. 5, the Company prepays any loans under the 2019 Incremental Term Loan Facility in connection with a repricing transaction, the Company must pay a prepayment premium of 1.00% of the aggregate principal amount of the loans so prepaid.
At June 30, 2019, after regularly scheduled principal payments of $1,625, the total balance outstanding of the 2019 Incremental Term Loan Facility was
$
648,375
and the interest rate was
4.7
%.
Under the Credit Agreement, the Company is required to prepay outstanding term loans under the 2016 Term Loan Facility and the 2019 Incremental Term Loan Facility, subject to certain exceptions, with portions of its annual excess cash flow as well as with the net cash proceeds of certain asset sales, certain casualty and condemnation events and the incurrence or issuance of certain debt. As a result of the Company’s Total Leverage Ratio, it was not required to make a prepayment of excess cash flow for the fiscal year ended December 31, 2018.
All obligations under the Term Loan Facility are guaranteed by certain of the Company’s domestic subsidiaries, and are collateralized by substantially all of the Company’s assets and the assets of such subsidiaries, subject to certain exceptions and exclusions.
The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. If an event of default occurs, the Lenders under the Term Loan Facility will be entitled to take various actions, including the acceleration of amounts due under the Term Loan Facility and all actions generally permitted to be taken by a secured creditor. At June 30, 2019, the Company was in compliance with all covenants under the Credit Agreement.
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
On April 26, 2019, the Company entered into a First Amendment to the

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

ABL Credit Agreement which amended the borrowing base calculation for eligible inventory prior to an initial field examination and appraisal requirements. The borrowing base for the ABL Facility at any time equals the sum of: (a)
85
% of certain eligible accounts; plus (b) prior to certain notice and field examination and appraisal requirements, the lesser of (i)
20
% of net book value of eligible inventory in the United States and (ii)
30
% of the borrowing base, and after the satisfaction of such requirements, the lesser of (i) the lesser of (A)
65
% of the lower of cost or market value of certain eligible inventory and (B)
85
% of the net orderly liquidation value of certain eligible inventory and (ii)
30
% of the borrowing base; minus (c) reserves established by the administrative agent
, in each case, subject to additional limitations and examination requirements for eligible accounts and eligible inventory acquired in an acquisition after February 1, 2019
. The ABL Facility includes borrowing capacity in the form of letters of credit up to $
25,000
.
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
The Company incurred $785 of costs in connection with the ABL Facility, which were capitalized and included in other assets in the accompanying consolidated balance sheet and are being amortized to interest expense over the contractual term of five years of the ABL Facility. As a result of a prior asset-based facility being terminated concurrently with our entry into the ABL Facility, the Company wrote off
$216 of previously capitalized debt issuance costs.
The ABL Credit Agreement also contains customary representations and warranties, affirmative covenants and provisions relating to events of default. If an event of default occurs, the lenders under the ABL Facility will be entitled to take various actions, including the acceleration of amounts due under the ABL Facility and all actions permitted to be taken by a secured creditor. The Company has not borrowed against this ABL Facility to date.
Lines of Credit and Short-Term Borrowing Arrangements
One of the Company’s Japanese subsidiaries has lines of credit and short-term borrowing arrangements with two financial institutions, which arrangements generally expire and are renewed at three-month intervals. The lines of credit provided for aggregate borrowings as of June 30, 2019 of up to an equivalent of $21,312. One of the borrowing arrangements has an interest rate based on the Tokyo Interbank Offer Rate at the time of borrowing and the other has an interest rate based on the Japanese Short-Term Prime Lending Rate. There were no borrowings outstanding under these arrangements at June 30, 2019 and December 31, 2018, respectively.
The Company has various revolving lines of credit and a financing facility. These revolving lines of credit and financing facility have no expiration date and as of June 30, 2019, provided for aggregate borrowings of up to an equivalent of $11,583. These lines of credit have a base interest rate of 1.25% plus a Japanese Yen overnight LIBOR rate. Total borrowings outstanding under these arrangements were $4,431 and $3,389 at June 30, 2019 and December 31, 2018, respectively.

	June 30, 2019	December 31, 2018
Short-term debt:
Japanese lines of credit	$3,701	$2,724
Japanese receivables financing facility	730	665
Other debt	—	597
Term Loan Facility	6,500	—

	$10,931	$3,986

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
Long-term debt:
Other debt	$84	$86
Term Loan Facility, net (1)	926,795	343,756

	$926,879	$343,842

(1)	Net of deferred financing fees, original issuance discount and repricing fee of $ 13,543 and $ 4,708 as of June 30, 2019 and December 31, 2018, respectively.

The Company recognized interest expense of $
21,793
and $
9,352
for the six months ended June 30, 2019 and 2018, respectively.
Contractual maturities of the Company’s debt obligations as of June 30, 2019 are as follows:

Year	Amount
2019 (remaining)	$7,681
2020	6,571
2021	6,512
2022	6,500
2023	304,964
2024	6,500
Thereafter	612,625

12)	Product Warranties

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
Product warranty activities were as follows:

	Six Months Ended June 30,
	2019	2018
Beginning of period	$10,399	$10,104
Assumed product warranty liability from ESI Merger	7,177	—
Provision for product warranties	12,891	8,484
Direct and other charges to warranty liability	(14,418)	(7,328)

End of period (1)	$16,049	$11,260

(1)	As of June 30, 2019, short-term product warranty of $12,845 and long-term product warranty of $3,204 were included within other current liabilities and other liabilities, respectively, within the accompanying condensed consolidated balance sheet. As of June 30, 2018, short-term product warranty of $10,846 and long-term product warranty of $414 were included within other current liabilities and other liabilities, respectively, within the accompanying condensed consolidated balance sheet.

13)	Income Taxes

The Company’s effective tax rates for the three and six months ended June 30, 2019 were 27.2% and 25.3%, respectively. The effective tax rates for the three and six months ended June 30, 2019 and related income tax expense, were higher than the U.S. statutory tax rate primarily due to a correction of an out of period error with respect to deferred tax assets related to limitations on the deduction of executive compensation in the amount of $5,023. This correction, which should have been recorded during the three months ended September 30, 2018, increased the Company’s effective tax rates in the three and six months ended June 30, 2019 by
9.8
% and
7.5
%, respectively. The prior period error and subsequent correction were not material to prior or current interim and annual financial statements. The effective tax rates for these periods were also higher than the U.S. statutory tax rate due to tax effects of the global intangible low taxed income inclusion offset by the deduction for foreign derived intangible income, the benefit from the reinstatement of a capital loss and the utilization of various tax credits.

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The Company’s effective tax rates for the three and six months ended June 30, 2018 were
17.3
% and
17.2
%, respectively. The effective tax rates for the three and six months ended June 30, 2018, and related income tax expense, were lower than the U.S. statutory tax rate mainly due to the geographic mix of income earned by the Company’s international subsidiaries being taxed at rates lower than the U.S. statutory tax rate, windfall benefits of stock compensation, and the deduction for foreign derived intangible income offset by the tax effects of the global intangible low taxed income inclusion and state income taxes.
As of June 30, 2019, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately
$40,766.
At December 31, 2018, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately
$32,684.
The net increase was primarily attributable to the addition of historical gross unrecognized tax benefits for ESI as a result of the ESI Merger during the quarter ended March 31, 2019. As of June 30, 2019, if these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of $33,069, excluding interest and penalties, would impact the Company’s effective tax rate. The Company accrues interest expense, and if applicable, penalties, for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. As of June 30, 2019 and December 31, 2018, the Company had accrued interest on unrecognized tax benefits of approximately
$
560
and $
568, respectively.
Over the next 12 months it is reasonably possible that the Company may recognize approximately
$
1,175
of previously net unrecognized tax benefits, excluding interest and penalties, related to various U.S. federal, state and foreign tax positions primarily as a result of the expiration of certain statutes of limitations. The Company and its subsidiaries are subject to examination by U.S. federal, state and foreign tax authorities. The U.S. Internal Revenue Service commenced an examination of the Company’s U.S. federal income tax filings for tax years 2015 and 2016 during the quarter ended September 30, 2017. This audit was effectively settled during the quarter ended March 31, 2018, and the impact was not material. Also during the quarter ended March 31, 2018 the Company received notification from the U.S. Internal Revenue Service of their intent to audit its U.S. subsidiary, Newport, for tax year 2015. This audit commenced during the quarter ended June 30, 2018 and was effectively settled during the quarter ended June 30, 2019 with a no change result. The U.S. statute of limitations remains open for tax years 2016 through present. The statute of limitations for the Company’s tax filings in other jurisdictions varies between fiscal years 2013 through present. The Company also has certain federal credit carry-forwards and state tax loss and credit carry-forwards that are open to examination for tax years 2000 through the present.
14)	Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income	$37,739	$122,862	$50,194	$227,983

Denominator:
Shares used in net income per common share – basic	54,815,000	54,719,000	54,481,000	54,571,000
Effect of dilutive securities:
Restricted stock units, stock appreciation rights and shares issued under employee stock purchase plan	274,000	555,000	485,000	709,000

Shares used in net income per common share – diluted	55,089,000	55,274,000	54,966,000	55,280,000

Net income per common share:
Basic	$0.69	$2.25	$0.92	$4.18
Diluted	$0.69	$2.22	$0.91	$4.12

Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding (using the treasury stock method) if securities containing potentially dilutive common shares (restricted stock units (“RSUs”) and stock appreciation rights (“SARs”)) had been converted to such common shares, and if such assumed conversion is dilutive.
For the three and six months ended June 30, 2019, there were approximately 206,000 and 166,000 weighted-average RSUs, respectively, that would have had an anti-dilutive effect on EPS, and would thus need to be excluded from the computation of diluted weighted-average shares.
For the three and six months ended June 30, 2018, there were approximately 99,000 and 49,000 weighted-average RSUs, respectively, that would have had an anti-dilutive effect on EPS, and would thus need to be excluded from the computation of diluted weighted-average shares.
15)	Stock-Based Compensation

The Company grants RSUs to employees and directors under the 2014 Stock Incentive Plan (the “2014 Plan”). The 2014 Plan is administered by the Compensation Committee of the Company’s Board of Directors. The 2014 Plan is intended to attract and retain employees and directors, and to provide an incentive for these individuals to assist the Company to achieve long-range performance goals and to enable these individuals to participate in the long-term growth of the Company.
In connection with the completion of the ESI Merger, the Company assumed:
•	all RSUs that vest based solely on the satisfaction of service conditions, granted under any ESI equity plan, arrangement or agreement (“ESI Plan”) that were outstanding immediately prior to the effective time of the ESI Merger, and as to which shares of ESI common stock were not fully distributed in connection with the closing of the ESI Merger,

•	all RSUs that were granted subject to vesting based on both the achievement of performance goals and the satisfaction of service conditions granted under any ESI Plan that were outstanding immediately prior to the effective time of the ESI Merger, and

•	all SARs granted under any ESI Plan, whether vested or unvested, that were outstanding immediately prior to the effective time of the ESI Merger and held by an individual who was a service provider of ESI as of the date on which the effective time of the ESI Merger occurred.

As of the effective time of the ESI Merger, based on a formula in the Merger Agreement, (a) such RSUs were converted automatically into RSUs with respect to 736,133 shares of the Company’s common stock (the “Assumed RSUs”), and (b) such SARs were converted automatically into SARs with respect to 12,787 shares of the Company’s common stock (the “Assumed SARs”).
Included in the total number of assumed RSUs are 326,283 shares of the Company’s common stock for employees and outside directors that are part of the ESI Deferred Compensation plan

(the “ESI DC Plan”).
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
During the six months ended June 30, 2019, the Company granted 396,192 RSUs with a weighted average grant date fair value of $86.54. During the six months ended June 30, 2018, the Company granted 259,597 RSUs with a weighted average grant date fair value of $112.56. There were no
SARs granted during the six months ended June 30, 2019 or 2018.

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The total stock-based compensation expense included in the Company’s consolidated statements of income and comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenues	$636	$1,489	$1,058	$2,494
Research and development expense	1,061	819	1,871	1,541
Selling, general and administrative expense	4,206	4,058	12,244	12,757

Acquisition and integration related expense	1,026	—	19,594	—

Total pre-tax stock-based compensation expense	$6,929	$6,366	$34,767	$16,792

At June 30, 2019, the total compensation expense related to unvested stock-based awards granted to employees and directors under the 2014 Plan that had not been recognized was $38,497, net of estimated forfeitures. The future compensation expense for time-based awards is recognized on a straight-line basis and the future compensation expense for performance-based awards is recognized using the accelerated graded vesting method, both of which expense over the requisite service period, net of estimated forfeitures, except for retirement eligible employees, in which case the Company expenses the fair value of the grant in the period the grant is issued. The Company considers many factors when estimating expected forfeitures, including types of awards and historical experience. Actual results and future changes in estimates may differ substantially from the Company’s current estimates.
The following table presents the activity for RSUs under the Plan:

	Six Months Ended June 30, 2019
	Outstanding RSUs	Weighted Average Grant Date Fair Value
RSUs – beginning of period	647,394	$74.04
Assumed shares from ESI Merger	736,133	$84.10
Accrued dividend shares	3,084	$76.13
Granted	396,192	$86.54
Vested	(513,370)	$68.66
Forfeited	(87,666)	$90.98

RSUs – end of period	1,181,767	$85.59

The following table presents the activity for SARs under the Plan:

	Six Months Ended June 30, 2019
	Outstanding SARs	Weighted Average Grant Date Fair Value
SARs – beginning of period	177,538	$28.52
Assumed SARs from ESI Merger	12,787	$17.38
Exercised	(38,999)	$26.80
Forfeited or expired	(3,857)	$23.02

SARs Outstanding – end of period	147,469	$28.19

16)	Stockholders’ Equity

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
shares of common stock for approximately $
127,000
pursuant to the program since its adoption. During the three and six months ended June 30, 2019 and 2018, there were no repurchases of common stock.
Cash Dividends
Holders of the Company’s common stock are entitled to receive dividends when they are declared by the Company’s Board of Directors. In addition, the Company accrues dividend equivalents on the RSUs the Company assumed in the ESI Merger described in Note 15 above when dividends are declared by the Company’s Board of Directors. The Company’s Board of Directors declared a cash dividend of $
0.20

per share during each of the first and second quarters of 2019, which totaled
$
21,723
or $
0.40
per share. The Company’s Board of Directors declared a cash dividend of
$
0.18
per share during the first quarter of 2018 and
$
0.20
per share during the second quarter of 2018, which totaled
$
20,750
or $
0.38
per share.
On
July 29, 2019
, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share to be paid on
September 6, 2019
to shareholders of record as of
August 26, 2019
. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of the Company’s Board of Directors. In addition, under the terms of the Term Loan Facility and its ABL Facility, the Company may be restricted from paying dividends under certain circumstances.
17)	Business Segment, Geographic Area, Product and Significant Customer Information
The Company is a global provider of instruments, subsystems and process control solutions that measure, monitor, deliver, analyze, power and control critical parameters of advanced manufacturing processes to improve process performance and productivity for its customers. The Company’s products are derived from its core competencies in pressure measurement and control, flow measurement and control, gas and vapor delivery, gas composition analysis, residual gas analysis, leak detection, control technology, ozone generation and delivery, power, reactive gas generation, vacuum technology, lasers, photonics, sub-micron
positioning, vibration control, optics and laser-based manufacturing solutions. The Company also provides services relating to the maintenance and repair of its products, installation services and training. The Company’s primary served markets include semiconductor, industrial technologies, life and health sciences, and research and defense.
The Company’s Chief Operating Decision Maker (“CODM”) utilizes financial information to make decisions about allocating resources and assessing performance for the entire Company, which is used in the decision making process to assess performance. Effective February 1, 2019, in conjunction with its acquisition of ESI, the Company created a third reportable segment known as the Equipment & Solutions segment in addition to its two
then-existing reportable segments: the Vacuum & Analysis segment and the Light & Motion segment.
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

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following table sets forth net revenues by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Vacuum & Analysis	$235,655	$368,328	$470,010	$716,672
Light & Motion	182,579	204,812	376,567	410,743
Equipment & Solutions	55,876	—	91,094	—

	$474,110	$573,140	$937,671	$1,127,415

The following table sets forth a reconciliation of segment gross profit to consolidated net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gross profit by reportable segment:
Vacuum & Analysis	$102,095	$171,082	$200,234	$329,582
Light & Motion	84,948	103,795	177,689	208,150
Equipment & Solutions	23,984	—	31,222

Total gross profit by reportable segment	211,027	274,877	409,145	537,732
Operating expenses:
Research and development	41,855	36,504	80,788	71,361
Selling, general and administrative	83,236	76,181	165,691	159,130
Fees and expenses related to term loan	—	378	5,847	378
Acquisition and integration costs	3,240	(1,168)	33,407	(1,168)
Restructuring and other	1,242	790	3,165	3,010
Amortization of intangible assets	17,552	10,901	33,279	22,091

Income from operations	63,902	151,291	86,968	282,930
Interest and other expense, net	12,039	2,747	19,769	7,644

Income before income taxes	51,863	148,544	67,199	275,286
Provision for income taxes	14,124	25,682	17,005	47,303

Net income	$37,739	$122,862	$50,194	$227,983

The following table sets forth capital expenditures by reportable segment for the three and six months ended June 30, 2019 and 2018:

	Vacuum & Analysis	Light & Motion	Equipment & Solutions	Total
Three Months Ended June 30, 2019:
Capital expenditures	$6,700	$4,938	$2,087	$13,725

Six Months Ended June 30, 2019:
Capital expenditures	$14,188	$10,092	$3,974	$28,254

Three Months Ended June 30, 2018:
Capital expenditures	$6,972	$5,456	$—	$12,428

Six Months Ended June 30, 2018:
Capital expenditures	$13,169	$8,649	$—	$21,818

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following table sets forth depreciation and amortization by reportable segment for the three and six months ended June 30, 2019 and 2018:

	Vacuum & Analysis	Light & Motion	Equipment & Solutions	Total
Three Months Ended June 30, 2019:
Depreciation and amortization	$3,941	$13,292	$10,211	$27,444

Six Months Ended June 30, 2019
Depreciation and amortization	$7,986	$27,432	$17,237	$52,655

Three Months Ended June 30, 2018:
Depreciation and amortization	$4,968	$14,917	$—	$19,885

Six Months Ended June 30, 2018:
Depreciation and amortization	$10,097	$30,280	$—	$40,377

Total income tax expense is not presented by reportable segment because the necessary information is not available or used by the CODM.
The following table sets forth segment assets by reportable segment:

June 30, 2019:	Vacuum & Analysis	Light & Motion	Equipment & Solutions	Corporate, Eliminations & Other	Total
Segment assets:
Trade accounts receivable	$141,551	$155,452	$46,322	$(29,795)	$313,530
Inventories	232,595	174,124	72,918	(140)	479,497

Total segment assets	$374,146	$329,576	$119,240	$(29,935)	$793,027

December 31, 2018:	Vacuum & Analysis	Light & Motion	Equipment & Solutions	Corporate, Eliminations & Other	Total
Segment assets:
Trade accounts receivable	$171,604	$140,658	$—	$(16,808)	$295,454
Inventories	222,965	161,658	—	66	384,689

Total segment assets	$394,569	$302,316	$—	$(16,742)	$680,143

The following is a reconciliation of segment assets to consolidated total assets:

	June 30, 2019	December 31, 2018
Total segment assets	$793,027	$680,143
Cash and cash equivalents and investments	470,321	728,461
Other current assets	80,303	65,790
Assets classified as held for sale	36,750	—
Property, plant and equipment, net	230,649	194,367
Right-of-use asset	68,631	—
Goodwill and intangible assets, net	1,658,039	906,803
Other assets	44,228	38,682

Consolidated total assets	$3,381,948	$2,614,246

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues:
United States	$217,549	$281,818	$441,896	$558,538
China	56,002	32,005	93,750	63,077
Korea	38,896	66,983	74,698	120,994
Japan	30,995	54,087	73,097	112,361
Other Asia	72,426	75,188	136,005	145,500
Europe	58,242	63,059	118,225	126,945

	$474,110	$573,140	$937,671	$1,127,415

	June 30, 2019	December 31, 2018
Long-lived assets: (1)
United States	$171,324	$146,687
Europe	30,514	26,794
Asia	60,072	50,572

	$261,910	$224,053

(1)	Long-lived assets include property, plant and equipment, net and certain other long-term assets, excluding long-term tax related accounts.

Goodwill associated with each of the Company’s reportable segments is as follows:

	June 30, 2019	December 31, 2018
Reportable segment:
Vacuum & Analysis	$196,777	$197,126
Light & Motion	389,539	389,870
Equipment & Solutions	472,351	—

Total goodwill	$1,058,667	$586,996

Worldwide Product Information
The Company groups its product offerings into
three
groups based upon the similarity of product function as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Advanced Manufacturing Components	$359,123	$509,999	$730,468	$1,006,676
Global Service	72,784	63,141	138,982	120,739
Advanced Manufacturing Systems	42,203	—	68,221	—

	$474,110	$573,140	$937,671	$1,127,415

Advanced manufacturing components are comprised of product revenues from the Company’s Vacuum & Analysis and Light & Motion segments. Global service is comprised of total service revenues for all three of the Company’s reportable segments. Advanced manufacturing systems is comprised of product revenues for the Company’s Equipment & Solutions segment.

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
18)	Restructuring and Other

Restructuring
The Company recorded restructuring charges of $1,242 and $1,465 during the three and six months ended June 30, 2019, respectively, primarily related to severance costs as a result of an organization-wide reduction in workforce, the consolidation of service functions in Asia and the movement of certain products to low cost regions. The Company recorded restructuring charges of $
790
and
$
2,010
during the three and six months ended June 30, 2018, respectively, primarily related to severance costs as a result of streamlining and consolidating certain administrative functions.
Restructuring activities were as follows:

	Six Months Ended June 30,
	2019	2018
Beginning of period restructuring accrual	$2,632	$3,244
Charged to expense	1,465	2,010
Payments and adjustments	(1,445)	(2,727)

End of period restructuring accrual	$2,652	$2,527

Other
We recorded a charge of $
1,700
during the six months ended June 30, 2019 related to a contractual obligation we acquired as part of our acquisition of Newport in April 2016.
We recorded $1,000 of environmental costs during the six months ended June 30, 2018 related to a U.S. Environmental Protection Agency-designated Superfund site acquired as part of the Newport Merger.

19)	Commitments and Contingencies

Newport Litigation
In 2016, two putative class actions lawsuit captioned Dixon Chung v. Newport Corp., et al., Case No. A-16-733154-C, and Hubert C. Pincon v. Newport Corp., et al., Case No. A-16-734039-B, were filed in the District Court, Clark County, Nevada on behalf of a putative class of stockholders of Newport for claims related to the merger agreement (“Newport Merger Agreement”) between the Company, Newport, and a wholly-owned subsidiary of the Company (“Merger Sub”). The lawsuits named as defendants the Company, Newport, Merger Sub, and certain then current and former members of Newport’s board of directors. Both complaints alleged that Newport directors breached their fiduciary duties to Newport’s stockholders by agreeing to sell Newport through an inadequate and unfair process, which led to inadequate and unfair consideration, by agreeing to unfair deal protection devices and by omitting material information from the proxy statement. The complaints also alleged that the Company, Newport and Merger Sub aided and abetted the directors’ alleged breaches of their fiduciary duties. The Court consolidated the actions, and plaintiffs later filed an amended complaint captioned In re Newport Corporation Shareholder Litigation, Case No. A-16-733154-B, in the District Court, Clark County, Nevada, on behalf of a putative class of Newport’s stockholders for claims related to the Newport Merger Agreement. The amended complaint alleged Newport’s former board of directors breached their fiduciary duties to Newport’s stockholders and that the Company, Newport and Merger Sub had aided and abetted those breaches. It sought monetary damages, including pre- and post-judgment interest. In June 2017, the Court granted defendants’ motion to dismiss and dismissed the amended complaint against all defendants but granted plaintiffs leave to amend.
On July 27, 2017, plaintiffs filed a second amended complaint containing substantially similar allegations but naming only Newport’s former directors as defendants. On August 8, 2017, the Court dismissed the Company and Newport from the action. The second amended complaint seeks monetary damages, including pre- and post-judgment interest. The Court granted a motion for class certification on September 27, 2018, appointing Mr. Pincon and Locals 302 and 612 of the International Union of Operating Engineers - Employers Construction Industry Retirement Trust as class representatives. On June 11, 2018, plaintiff Dixon Chung was voluntarily dismissed from the litigation. On May 1, 2019, the Court granted the defendants’ motion to strike plaintiffs’ jury demand and determined that the case will be tried by the Court, and not a jury. A bench trial is scheduled for the first quarter of 2020. Fact discovery in the action is complete, and expert discovery is ongoing.
The Company is subject to various legal proceedings and claims, which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
20)	Assets Classified as Held for Sale

During the three months ended June 30, 2019, the Company re-classified $36,750 of certain assets from property, plant and equipment to current assets as held for sale, as these assets met the criteria for classification as held for sale. These assets relate to the expected sale of three buildings and land in Portland, Oregon related to our Equipment & Solutions segment as well as two buildings and land in Boulder, Colorado related to our Vacuum & Analysis segment. The Company will be consolidating into one leased facility at each location and anticipates closing on both of these sales during the third quarter of 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form
10-Q
contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used herein, the words “believes,” “anticipates,” “plans,” “expects,” “estimates,” “would,” “will,” “intends” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect management’s current opinions and are subject to certain risks and uncertainties that could cause results to differ materially from those stated or implied. While we may elect to update forward looking statements in the future, we specifically disclaim any obligation to do so even if our estimates or expectations change. Risks and uncertainties include, but are not limited to those discussed in our Annual Report on Form
10-K
for the year ended December 31, 2018 and in the section entitled “Risk Factors” as referenced in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form
10-Q.
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
Segments and Markets
Effective February 1, 2019, in conjunction with our acquisition of ESI, we created a third reportable segment known as the Equipment & Solutions segment in addition to our two then-existing reportable segments: the Vacuum & Analysis segment and the Light & Motion segment. ESI provides laser-based manufacturing solutions for the micro-machining industry that enable customers to optimize production. ESI’s primary served markets include flexible and rigid PCB processing/fabrication, semiconductor wafer processing and passive component manufacturing and testing. ESI solutions incorporate specialized laser technology and proprietary control software to efficiently process the materials and components that are an integral part of electronic devices and systems.
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
We have a diverse base of customers. Approximately 54% and 42% of our net revenues for the six months ended June 30, 2019 and 2018, respectively, were from advanced manufacturing applications. These include, but are not limited to, industrial technologies, life and health sciences, and research and defense.
Approximately 46% and 58% of our net revenues for the six months ended June 30, 2019 and 2018, respectively, were from sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers.
Net revenues from customers in our advanced markets increased by $23.4 million, or 10%, for the three months ended June 30, 2019, compared to the same period in the prior year, primarily due to an increase of $52.2 million from our Equipment & Solutions segment as a result of the ESI Merger. This increase was offset by a decrease of $16.8 million and $12.0 million in revenue from customers in our advanced markets in our Light & Motion and Vacuum & Analysis segments, respectively.

Net revenues from customers in our advanced markets increased by $25.8 million, or 5%, for the six months ended June 30, 2019, compared to the same period in the prior year, primarily due to an increase of $80.8 million from our Equipment & Solutions segment as a result of the ESI Merger, which included five months of revenue from customers in our advanced markets for the six months ended June 30, 2019. This increase was offset by a decrease of $27.8 million and $27.2 million in revenue from customers in our advanced markets in our Light & Motion and Vacuum & Analysis segments, respectively.
Net revenues from semiconductor capital equipment manufacture and semiconductor device manufacture customers decreased by $122.4 million, or 36%, for the three months ended June 30, 2019, compared to the same period in the prior year. This decrease was comprised of a decrease in net semiconductor revenues of $120.7 million and $5.4 million in the Vacuum & Analysis and Light & Motion segments, respectively, offset by an increase of $3.7 million from our Equipment & Solutions segment as a result of the ESI Merger.
Net revenues from semiconductor capital equipment manufacture and semiconductor device manufacture customers decreased by $215.6 million, or 33%, for the six months ended June 30, 2019, compared to the same period in the prior year. This decrease was comprised of a decrease in net semiconductor revenues of $219.5 million and $6.4 million in the Vacuum & Analysis and Light & Motion segments, respectively, offset by an increase of $10.3 million from our Equipment & Solutions segment as a result of the ESI Merger, which included five months of revenue from semiconductor customers for the six months ended June 30, 2019.
The semiconductor capital equipment industry has been experiencing a moderation in capital spending in the near term and we have seen a similar effect on our semiconductor revenue in the first and second quarters and expect that to continue into the third quarter. The semiconductor capital equipment industry is subject to rapid demand shifts, which are difficult to predict, and we cannot be certain as to the timing or extent of future demand or any future weakness in the semiconductor capital equipment industry.
A significant portion of our net revenues is from sales to customers in international markets. For the six months ended June 30, 2019 and 2018, international net revenues accounted for approximately 53% and 50% of our total net revenues. A significant portion of our international net revenues was from China, Germany, South Korea, Japan and Israel. We expect that international net revenues will continue to represent a significant percentage of our total net revenues. Long-lived assets located in the United States were $175.9 million and $146.7 million, as of June 30, 2019 and December 31, 2018, respectively, excluding goodwill and intangibles, and long-term tax-related
accounts. Long-lived assets located outside of the United States were $90.6 million and $77.4 million, as of June 30, 2019 and December 31, 2018, respectively, excluding goodwill and intangibles, and long-term tax-related
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues:
Product	84.7%	89.0%	85.2%	89.3%
Services	15.3	11.0	14.8	10.7

Total net revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product revenues	47.7	46.5	48.6	46.8
Cost of service revenues	7.8	5.5	7.8	5.5

Total cost of revenues (exclusive of amortization shown separately below)	55.5	52.0	56.4	52.3
Gross profit	44.5	48.0	43.6	47.7
Research and development	8.8	6.4	8.6	6.3
Selling, general and administrative	17.6	13.4	17.7	14.1
Fees and expenses related to term loan	—	—	0.6	—
Acquisition and integration costs	0.7	(0.2)	3.5	(0.1)
Restructuring and other	0.2	0.1	0.3	0.3
Amortization of intangible assets	3.7	1.9	3.6	2.0

Income from operations	13.5	26.4	9.3	25.1
Interest income	0.3	0.3	0.3	0.2
Interest expense	2.7	0.7	2.3	0.8
Other expense, net	0.1	0.1	0.1	0.1

Income from operations before income taxes	11.0	25.9	7.2	24.4
Provision for income taxes	3.0	4.5	1.8	4.2

Net income	8.0%	21.4%	5.4%	20.2%

Net Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018
Product	$401.3	$510.0	$798.7	$1,006.7
Service	72.8	63.1	139.0	120.7

Total net revenues	$474.1	$573.1	$937.7	$1,127.4

Product revenues decreased $108.7 million and $208.0 million during the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year. These decreases were primarily attributed to a decrease in net product revenues from our semiconductor customers, primarily due to lower volume, of $120.7 million and $213.2 million, respectively, for the same periods, partially offset by an increase in net product revenues from customers in our advanced markets of $12.0 million and $5.2 million. The decreases in product revenues from semiconductor customers for the MKS business, excluding the impact of the ESI Merger (the “legacy MKS business”), for the three and six months ended June 30, 2019, were $124.4 million and $223.5 million, respectively, offset by increases in product revenues from our semiconductor customers of $3.7 million and $10.3 million, respectively, for the same periods, from the Equipment & Solutions segment as a result of the ESI Merger, which included five months of product revenue for the six months ended June 30, 2019. The decreases in product revenues from customers in advanced markets for the legacy MKS business for the three and six month periods ended June 30, 2019 were $26.5 million and $52.7 million, respectively, mainly due to decreases in the industrial technologies market, which we believe has been negatively impacted by the general trade tensions between the U.S. and China as a result of increasing tariffs and other trade restrictions. These decreases were offset by increases in product revenues from customers in our advanced markets of $38.5 million and $57.9 million, for the three and six months ended June 30, 2019, respectively, for the same periods, from the Equipment & Solutions segment as a result of the ESI Merger.

Service revenues consisted mainly of fees for services related to the maintenance and repair of our products, sales of spare parts, and installation and training. Service revenues increased $9.7 million and $18.3 million during the three and six month periods ended June 30, 2019, respectively, compared to the same periods in the prior year. These increases were primarily attributed to increases in service revenues from customers in our advanced markets of $11.4 million and $20.6 million for the three and six months ended June 30, 2019, respectively, from the Equipment & Solutions segment as a result of the ESI Merger.
Total international net revenues, including product and service, were $256.6 million and $495.8 million for the three and six months ended June 30, 2019, respectively, compared to $291.3 million and $568.9 million for the three and six months ended June 30, 2018, respectively. The decreases of $34.7 million and $73.1 million for the three and six months ended June 30, 2019 were primarily due to decreases in net revenues in Japan and South Korea.
The following table sets forth our net revenues by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018
Net revenues:
Vacuum & Analysis	$235.6	$368.3	$470.0	$716.7
Light & Motion	182.6	204.8	376.6	410.7
Equipment & Solutions	55.9	—	91.1	—

Total net revenues	$474.1	$573.1	$937.7	$1,127.4

Net revenues from our Vacuum & Analysis segment decreased $132.7 million and $246.7 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year, due to decreases in net revenues from semiconductor customers of $120.7 million and $219.5 million for the three and six months ended June 30, 2019, respectively, and decreases in net revenues from customers in our advanced markets of $12.0 million and $27.2 million for the three and six months ended June 30, 2019, respectively, primarily from customers in our industrial technologies market.
Net revenues from our Light & Motion segment decreased $22.2 million and $34.1 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year. The decreases were primarily attributed to decreases in net revenues from customers in our advanced markets of $16.8 million and $27.8 million for the three and six months ended June 30, 2019, respectively, primarily from customers in our industrial technologies market. The remainder of the decreases were attributed to decreases in net revenues from semiconductor customers of $5.4 million and $6.3 million for the three and six months ended June 30, 2019, respectively.
Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Points Change	2019	2018	% Points Change
Gross profit as a percentage of net revenues:
Product	43.6%	47.7%	(4.1)%	42.9%	47.5%	(4.6)%
Service	49.3	50.3	(1.0)	47.8	49.1	(1.3)

Total gross profit	44.5%	48.0%	(3.5)%	43.6%	47.7%	(4.1)%

Gross profit as a percentage of net product revenues decreased by 4.1 and 4.6 percentage points for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year, primarily due lower revenue volumes and lower factory utilization, partially offset by favorable product mix.
Gross profit as a percentage of net service revenues decreased by 1.0 percentage point for the three months ended June 30, 2019, compared to the same period in the prior year, primarily due to higher material costs and higher excess and obsolete inventory charges, offset by favorable absorption. Gross profit as a percentage of net service revenues decreased by 1.3 percentage points for the six months ended June 30, 2019, primarily due to unfavorable mix and higher material costs, offset by favorable absorption.

The following table sets forth gross profit as a percentage of net revenues by reportable segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Points Change	2019	2018	% Points Change
Gross profit as a percentage of net revenues:
Vacuum & Analysis	43.3%	46.4%	(3.1)%	42.5%	46.0%	(3.5)%
Light & Motion	45.7	50.7	(5.0)	46.8	50.7	(3.9)
Equipment & Solutions	44.5	—	100.0	35.3	—	100.0

Total gross profit	44.5%	48.0%	(3.5)%	43.6%	47.7%	(4.1)%

Gross profit for our Vacuum & Analysis segment decreased by 3.1 and 3.5 percentage points for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year, primarily due to lower revenue volumes.
Gross profit for our Light & Motion segment decreased by 5.0 and 3.9 percentage points for the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year, primarily due to unfavorable product mix, lower factory utilization and lower revenue volumes.
Gross profit for our Equipment & Solutions segment of 44.5% and 35.3% for the three and six months ended June 30, 2019, respectively, includes the inventory step-up
adjustment to fair value from purchase accounting of $2.5 million and $5.1 million, respectively. Excluding these adjustments, the gross margins would have been 49.0% and 43.6%, respectively, for these periods.
Research and Development

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018
Research and development expenses	$41.9	$36.5	$80.8	$71.4

Research and development expenses increased $5.4 million for the three months ended June 30, 2019, compared to the same period in the prior year, primarily due to the ESI Merger, which included $5.2 million of compensation-related expenses, $0.8 million of depreciation expense and $0.6 million of project materials. These increases were offset by a decrease of $1.5 million of compensation-related expenses relating to the legacy MKS business.
Research and development expenses increased $9.4 million for the six months ended June 30, 2019, compared to the same period in the prior year, primarily due to the ESI Merger, which included $7.7 million of compensation-related expenses, $1.3 million of depreciation expense, $1.2 million of project materials and $0.6 million of occupancy costs. These increases were offset by a decrease of $2.4 million of compensation-related expenses related to the legacy MKS business.
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

Selling, General and Administrative

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018
Selling, general and administrative expenses	$83.2	$76.2	$165.7	$159.1

Selling, general and administrative expenses increased by $7.0 million for the three months ended June 30, 2019, compared to the same period in the prior year. This increase was primarily attributed to the ESI Merger, which included $7.4 million of compensation-related expense, $1.1 million of depreciation expense, $1.0 million of consulting and professional fees and $0.6 million of travel and entertainment expense. The increase was also attributed to an increase of $0.6 million of commissions expense and an increase of $0.5 million of information technology related expenses, offset by a decrease of $5.3 million of compensation-related expense related to the legacy MKS business.
Selling, general and administrative expenses increased by $6.6 million for the six months ended June 30, 2019, compared to the same period in the prior year. This increase was primarily attributed to the ESI Merger, which included $11.5 million of compensation-related expense, $2.1 million of depreciation expense, $1.5 million of consulting and professional fees, $1.0 million of travel and entertainment expense and $0.6 million of commission expense. The increase was also attributed to an increase of $0.7 million of information technology related expenses, offset by a decrease of $11.2 million of compensation-related expense related to the legacy MKS business.
Fees and Expenses Related to Incremental Term Loan Facility

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018
Fees and expenses related to term loan	$—	$0.4	$5.8	$0.4

We recorded fees and expenses related to Amendment No. 5 to our senior secured term loan facility, as described below, which related to the ESI Merger, during the six months ended June 30, 2019. We recorded fees and expenses during the three and six months ended June 30, 2018 related to the fourth repricing of our Term Loan Credit Agreement.
Acquisition and Integration Costs

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018
Acquisition and integration costs	$3.2	$(1.2)	$33.4	$(1.2)

We recorded acquisition and integration costs related to the ESI Merger, which closed on February 1, 2019, during the three and six months ended June 30, 2019. These costs consisted primarily of compensation costs for certain executives from ESI who had change in control provisions in their respective ESI employment agreements that were accounted for as dual-trigger arrangements and other stock vesting accelerations, as well as consulting and professional fees associated with the ESI Merger.
During the three and six months ended June 30, 2018, we reversed a portion of acquisition and integration costs recognized during previous periods related to the acquisition of Newport Corporation in April 2016 (the “Newport Merger”), related to severance agreement provisions that were not met.
Restructuring and Other

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018
Restructuring and other	$1.2	$0.8	$3.2	$3.0

We recorded restructuring costs of $1.2 million and $1.5 million during the three and six months ended June 30, 2019, respectively, which consisted primarily of severance costs related to an organization-wide reduction in workforce, the consolidation of service functions in Asia and the movement of certain products to low cost regions. We recorded restructuring costs of $0.8 million and $2.0 million during the three and six months ended June 30, 2018, respectively, which consisted primarily of severance costs related to streamlining and consolidating certain administrative functions.
We recorded a charge of $1.7 million during the six months ended June 30, 2019 related to a contractual obligation we acquired as part of the Newport Merger.
We recorded $1.0 million of environmental costs during the six months ended June 30, 2018 related to a U.S. Environmental Protection Agency-designated Superfund site acquired as part of the Newport Merger.
Amortization of Intangible Assets

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018
Amortization of intangible assets	$17.6	$10.9	$33.3	$22.1

Amortization of intangible assets increased by $6.7 million and $11.2 million during the three and six months ended June 30, 2019, respectively, compared to the same periods in the prior year, primarily due to the amortization of intangible assets acquired as part of the ESI Merger.
Interest Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018
Interest expense, net	$11.3	$2.5	$18.7	$6.8

Interest expense, net, increased by $8.8 million and $11.9 million for the three and six months ended June 30, 2019, respectively, primarily due to interest expense related to Amendment No. 5 to our senior secured term loan facility, as described below.
Other Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018
Other expense, net	$0.8	$0.3	$1.1	$0.9

The changes in other expense, net, for the three and six months ended June 30, 2019, respectively, primarily related to changes in foreign exchange rates.
Provision for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018
Provision for income taxes	$14.1	$25.7	$17.0	$47.3

Our effective tax rates for the three and six months ended June 30, 2019 were 27.2% and 25.3%, respectively. Our effective tax rates for the three and six months ended June 30, 2019, and related income tax expense, were higher than the U.S. statutory tax rate primarily due to a correction of an out of period error with respect to deferred tax assets related to limitations on the deduction of executive compensation in the amount of $5.0 million. This correction, which should have been recorded during the three months ended September 30, 2018, increased our effective tax rates in the three and six months ended June 30, 2019 by 9.8% and 7.5% respectively. The prior period error and subsequent correction were not material to prior or current interim and annual financial statements. Our effective tax rates for these periods were also higher than the U.S. statutory tax rate due to the tax effect of the global intangible low taxed income inclusion offset by the deduction for foreign derived intangible income, the benefit from the reinstatement of a capital loss, and the utilization of various tax credits.

Our effective tax rates for the three and six months ended June 30, 2018 were 17.3% and 17.2%, respectively. Our effective tax rates for the three and six months ended June 30, 2018, and related income tax expense, were lower than the U.S. statutory rate due to foreign earnings taxed at lower rates, windfall benefits of stock compensation and the deduction for foreign derived intangible income offset by the tax effect of the provision for global intangible low taxed income inclusion and state income taxes.
As of June 30, 2019, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $40.8 million. At December 31, 2018, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $32.7 million. The net increase is primarily attributable to the addition of historical gross unrecognized tax benefits for ESI as a result of the ESI Merger during the quarter ended March 31, 2019. As of June 30, 2019, excluding interest and penalties, there were approximately $33.1 million of net unrecognized tax benefits that, if recognized, would impact our annual effective tax rate. We accrue interest and, if applicable, penalties for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. As of June 30, 2019 and December 31, 2018, we had accrued interest on unrecognized tax benefits of approximately $0.6 million and $0.6 million, respectively.
Over the next 12 months it is reasonably possible that we may recognize approximately $1.2 million of previously net unrecognized tax benefits, excluding interest and penalties, related to federal, state and foreign tax positions as a result of the expiration of statutes of limitation. The U.S. statute of limitations remains open for tax years 2016 through present. The statute of limitations for our tax filings in other jurisdictions varies between fiscal years 2013 through the present. We also have certain federal credit carry-forwards and state tax loss and credit carry-forwards that are open to examination for tax years 2000 through the present.
We are subject to examination by U.S. federal, state and foreign tax authorities. The U.S. Internal Revenue Service commenced an examination of our U.S. federal income tax filings for tax years 2015 and 2016 during the quarter ended September 30, 2017. This audit was effectively settled during the quarter ended March 31, 2018, and the impact was not material. Also during the quarter ended March 31, 2018 we received notification from the U.S. Internal Revenue Service of their intent to audit our U.S. subsidiary, Newport Corporation, for tax year 2015. This audit commenced during the quarter ended June 30, 2018 and was effectively settled during the quarter ended June 30, 2019 with a no change result.
On a quarterly basis, we evaluate both positive and negative evidence that affects the realizability of net deferred tax assets and assess the need for a valuation allowance. The future benefit to be derived from our deferred tax assets is dependent upon our ability to generate sufficient future taxable income in each jurisdiction of the right type to realize the assets.
Our future effective tax rate depends on various factors, including further interpretations and guidance from U.S. federal and state governments on the impact of the enactment of the Tax Cuts and Jobs Act, the adoption of the proposed regulations on the foreign derived intangible income and the global intangible low-taxed
income provision, as well as the geographic composition of our pre-tax
income, and changes in income tax reserves for unrecognized tax benefits. We monitor these factors and timely adjust our estimates of the effective tax rate accordingly. We expect that the geographic mix of pre-tax
income will continue to have a favorable impact on our effective tax rate, however the geographic mix of pre-tax
income can change based on multiple factors resulting in changes to the effective tax rate in future periods. While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from our accrued positions as a result of uncertain and complex application of tax law and regulations. Additionally, the recognition and measurement of certain tax benefits include estimates and judgment by management. Accordingly, we could record additional provisions or benefits for U.S. federal, state, and foreign tax matters in future periods as new information becomes available.
Liquidity and Capital Resources
Cash and cash equivalents and short-term marketable investments totaled $459.9 million at June 30, 2019, compared to $718.2 million at December 31, 2018. This decrease primarily related to the use of $406.0 million of cash to fund the payment of a portion of the purchase price for ESI on February 1, 2019.
Net cash provided by operating activities was $106.6 million for the six months ended June 30, 2019 and resulted from net income of $50.2 million, which included non-cash
charges of $107.6 million, offset by a net increase in working capital of $51.2 million. The net increase in working capital was due to an increase in inventories of $30.8 million, a decrease in accounts payable of $24.6 million, a decrease in accrued compensation of $17.8 million, a decrease in income taxes of $3.9 million, an increase in other-current and non-current
assets of $0.9 million, and a decrease in other current and
non-current
liabilities of $0.3 million, offset by a decrease in trade accounts receivable of $27.1 million.
Net cash provided by operating activities was $182.4 million for the six months ended June 30, 2018 and resulted from net income of $228.0 million, which included non-cash
charges of $72.6 million, offset by a net increase in working capital of $118.2 million. The net increase in working capital was primarily due to an increase in inventories of $59.5 million and an increase in accounts receivable of $42.5 million, related to an increase in business activities, a decrease in accrued compensation of $15.9 million, as year-end
bonuses were paid during the first quarter of 2018, a decrease in income taxes of $11.4 million and an increase in other current and non-current
assets of $4.3 million. This increase in working capital was offset by an increase in other current and non-current
liabilities of $9.9 million and an increase in accounts payable of $5.6 million.
Net cash used in investing activities was $936.6 million for the six months ended June 30, 2019 and was primarily due to the payment of a portion of the purchase price for the ESI Merger of $988.6 million and purchases of production-related equipment of $28.2 million, partially offset by net sales and maturities of short-term investments of $80.2 million. Net cash used in investing activities was $16.5 million for the six months ended June 30, 2018 due to purchases of production-related equipment of $21.8 million, offset by net sales and maturities of short-term investments of $5.3 million.
Net cash provided by financing activities was $554.6 million for the six months ended June 30, 2019 and was primarily from net proceeds of $587.4 million, mainly from our 2019 Incremental Term Loan Facility, as described below, used to finance the ESI Merger, partially offset by net payments related to tax payments for employee stock awards of $11.0 million and dividend payments made to common stockholders of $21.7 million. Net cash used in financing activities was $74.9 million for the six months ended June 30, 2018 and resulted from partial repayment of the Term Loan Facility, as described below, of $50.0 million, dividend payments made to common stockholders of $20.8 million and net payments related to tax payments for employee stock awards of $13.0 million, partially offset by net borrowings relating to our lines of credit of $8.9 million.
On July 25, 2011, our Board of Directors approved a share repurchase program for the repurchase of up to an aggregate of $200 million of our outstanding common stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means. The timing and quantity of any shares repurchased depends upon a variety of factors, including business conditions, stock market conditions and business development activities, including but not limited to merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice. We have repurchased approximately 2,588,000 shares of common stock for approximately $127.0 million pursuant to the program since its adoption. During the six months ended June 30, 2019 and 2018, there were no repurchases of common stock.
Holders of our common stock are entitled to receive dividends when and if they are declared by our Board of Directors. In addition, we accrue dividend equivalents on the restricted stock units we assumed in the ESI Merger when dividends are declared by our Board of Directors. Our Board of Directors declared a cash dividend of $0.20 per share during each of the first and second quarters of 2019, respectively, which totaled $21.7 million, or $0.40 per share. Our Board of Directors declared a cash dividend of $0.18 per share during the first quarter of 2018 and $0.20 per share during the second quarter of 2018, which totaled $20.8 million, or $0.38 per share.
On July 29, 2019, our Board of Directors declared a quarterly cash dividend of $0.20 per share to be paid on September 6, 2019 to shareholders of record as of August 26, 2019. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of our Board of Directors. In addition, under the terms of our senior secured Term Loan Facility and our senior secured asset-based revolving credit facility, we may be restricted from paying dividends under certain circumstances.
Term Loan Credit Agreement
In connection with the completion of the Newport Merger, we entered into a term loan credit agreement (the “Credit Agreement”) with Barclays Bank PLC, as administrative agent and collateral agent, and the lenders from time to time party thereto (the “Lenders”), that provided senior secured financing in the original principal amount of $780.0 million (the “2016 Term Loan Facility”), subject to increase at our option and subject to the receipt of lender commitments in accordance with the Credit Agreement (the 2016 Term Loan Facility, together with the 2019 Incremental Term Loan Facility (as defined below), the “Term Loan Facility”). The 2016 Term Loan Facility matures on April 29, 2023. Borrowings under the Term Loan Facility bear interest per annum at one of the following rates selected by the Company: (a) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the “prime rate” quoted in
The Wall Street Journal
, (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%, and (4) a floor of 1.75%, plus, in each case, an applicable margin; or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, subject to a LIBOR rate floor of 0.75%, plus an applicable margin. We have elected the interest rate as described in clause (b). The Credit Agreement provides that, unless an alternate rate of interest is agreed, all loans will be determined by reference to the Base Rate if the LIBOR rate cannot be ascertained, if regulators impose material restrictions on the authority of a lender to make LIBOR rate loans, or for other reasons. The 2016 Term Loan Facility was issued with original issue discount of 1.00% of the principal amount thereof.
We subsequently entered into four separate repricing amendments to the 2016 Term Loan Facility, which decreased the applicable margin for LIBOR borrowings from 4.0% to 1.75%, with a LIBOR rate floor of 0.75%. As a consequence of the pricing of the 2019 Incremental Term Loan Facility (defined below), the applicable margin for the 2016 Term Loan Facility was increased to 2.00% (from 1.75%) with respect to LIBOR borrowings and 1.00% (from 0.75%) with respect to base rate borrowings. The interest rate on the 2016 Term Loan Facility as of June 30, 2019 was 4.4%.

In September 2016, we entered into an interest rate swap agreement, which has a maturity date of September 30, 2020, to fix the rate on $335.0 million of the then-outstanding balance under the 2016 Term Loan Facility. The rate is fixed at 1.198% per annum plus the applicable credit spread, which was 2.0% at June 30, 2019. The notional amount of the interest rate swap agreement was $290.0 million and had a fair value asset of $2.1 million at June 30, 2019.
As of June 30, 2019, after total principal prepayments of $475.0 million (which includes a $50.0 million prepayment made during the three months ended June 30, 2019) and regularly scheduled principal payments of $6.5 million, the total outstanding principal balance of the 2016 Term Loan Facility was $298.5 million. As a result of making these prepayments, we are no longer required to make any regularly scheduled principal payments on the 2016 Term Loan Facility until the maturity date of the loan.
We incurred $28.7 million of deferred finance fees, original issue discount and repricing fees related to the term loans under the 2016 Term Loan Facility, which are included in long-term debt in the accompanying consolidated balance sheets and are being amortized to interest expense over the estimated life of the term loans using the effective interest method. A portion of these fees have been accelerated in connection with the various debt prepayments during 2016, 2017 and 2018. As of June 30, 2019, the remaining balance of the deferred finance fees, original issue discount and repricing fees related to the 2016 Term Loan Facility was $2.6 million.
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
On April 3, 2019, we entered into an interest rate swap agreement, which has a maturity date of March 31, 2023, to fix the rate on $300.0 million of the outstanding balance of the 2019 Incremental Term Loan Facility. The rate is fixed at 2.309% per annum plus the applicable credit spread, which was 2.25% at June 30, 2019. At June 30, 2019, the notional amount of this transaction was $300.0 million and had a fair value liability of $6.7 million.
We incurred $11.4 million of deferred finance fees and original issue discount fees related to the term loans under the 2019 Incremental Term Loan Facility, which are included in long-term debt in the accompanying consolidated balance sheets and are being amortized to interest expense over the estimated life of the term loans using the effective interest method. As of June 30, 2019, the remaining balance of the deferred finance fees and original issue discount related to the 2019 Incremental Term Loan Facility was $10.9 million.
We are required to make scheduled quarterly payments each equal to 0.25% of the original principal amount of the 2019 Incremental Term Loan Facility, with the balance due on February 1, 2026. If, on or prior to the date that is six months after the closing date of Amendment No. 5, we prepay any loans under the 2019 Incremental Term Loan Facility in connection with a repricing transaction, we must pay a prepayment premium of 1.00% of the aggregate principal amount of the loans so prepaid. At June 30, 2019, after regularly scheduled principal payments of $1.6 million, the total balance outstanding of the 2019 Incremental Term Loan Facility was $648.4 million, and the interest rate was 4.7%.
Under the Credit Agreement, we are required to prepay outstanding term loans under the 2016 Term Loan Facility and the 2019 Incremental Term Loan Facility, subject to certain exceptions, with portions of our annual excess cash flow as well as with the net cash proceeds of certain asset sales, certain casualty and condemnation events and the incurrence or issuance of certain debt. As a result of our Total Leverage Ratio, we were not required to make a prepayment of excess cash flow for the fiscal year ended December 31, 2018.
All obligations under the Term Loan Facility are guaranteed by certain of our domestic subsidiaries, and are collateralized by substantially all of our assets and the assets of such subsidiaries, subject to certain exceptions and exclusions.
The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. If an event of default occurs, the Lenders under the Term Loan Facility will be entitled to take various actions, including the acceleration of amounts due under the Term Loan Facility and all actions generally permitted to be taken by a secured creditor. At June 30, 2019, we were in compliance with all covenants under the Credit Agreement.
Senior Secured Asset-Based Revolving Credit Facility
On February 1, 2019, in connection with the completion of the ESI Merger, we entered into an asset-based credit agreement with Barclays Bank PLC, as administrative agent and collateral agent, the other borrowers from time to time party thereto, and the lenders and letters of credit issuers from time to time party thereto (the “ABL Credit Agreement”), that provides senior secured revolving credit financing of up to $100.0 million, subject to a borrowing base limitation (the “ABL Facility”). On April 26, 2019, we entered into a First Amendment to the ABL Credit Agreement which amended the borrowing base calculation for eligible inventory prior to an initial field examination and appraisal requirements. The borrowing base for the ABL Facility at any time equals the sum of: (a) 85% of certain eligible accounts; plus (b) prior to certain notice and field examination and appraisal requirements, the lesser of (i) 20% of net book value of eligible inventory in the United States and (ii) 30% of the borrowing base, and after the satisfaction of such requirements, the lesser of (i) the lesser of (A) 65% of the lower of cost or market value of certain eligible inventory and (B) 85% of the net orderly liquidation value of certain eligible inventory and (ii) 30% of the borrowing base; minus (c) reserves established by the administrative agent, in each case, subject to additional limitations and examination requirements for eligible accounts and eligible inventory acquired in an acquisition after February 1, 2019. The ABL Facility includes borrowing capacity in the form of letters of credit up to $25.0 million.
Borrowings under the ABL Facility bear interest at a rate per annum equal to, at our option, any of the following, plus, in each case, an applicable margin: (a) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the “prime rate” quoted in
The Wall Street Journal
, (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% and (4) a floor of 0.00%; and (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, with a floor of 0.00%. The initial applicable margin for borrowings under the ABL Facility is 0.50% with respect to base rate borrowings and 1.50% with respect to LIBOR borrowings. Commencing with the completion of the first fiscal quarter ending after the closing of the ABL Facility, the applicable margin for borrowings thereunder is subject to upward or downward adjustment each fiscal quarter, based on the average historical excess availability during the preceding quarter.
In addition to paying interest on any outstanding principal under the ABL Facility, we are required to pay a commitment fee in respect of the unutilized commitments thereunder equal to 0.25% per annum. We must also pay customary letter of credit fees and agency fees.
We incurred $0.8 million of costs in connection with the ABL Facility, which were capitalized and included in other assets in the accompanying consolidated balance sheet and are being amortized to interest expense over the contractual term of five years of the ABL Facility. As a result of a prior asset-based facility being terminated concurrently with our entry into the ABL Facility, we wrote off $0.2 million of previously capitalized debt issuance costs.
The ABL Credit Agreement also contains customary representations and warranties, affirmative covenants and provisions relating to events of default. If an event of default occurs, the lenders under the ABL Facility will be entitled to take various actions, including the acceleration of amounts due under the ABL Facility and all actions permitted to be taken by a secured creditor. We have not borrowed against this ABL Facility to date.
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
Contractual Obligations
Other than the 2019 Incremental Term Loan Facility for $650.0 million described above, there have been no other changes outside the ordinary course of business to our contractual obligations as disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2018.
Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU
2018-15,
“Intangibles-Goodwill and
Other-Internal-Use
Software (Subtopic
350-40):
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use
software (and hosting arrangements that include an
internal-use
software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments to this update. This standard is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the requirements of this ASU and adoption could have a material impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information concerning market risk is contained in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form
10-K
for the year ended December 31, 2018 filed with the Securities and Exchange Commission on February 26, 2019. As of June 30, 2019, there were no material changes in our exposure to market risk from December 31, 2018.
ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules
13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS.

Newport Litigation
In 2016, two putative class actions lawsuit captioned Dixon Chung v. Newport Corp., et al., Case No.
 A-16-733154-C,
 and Hubert C. Pincon v. Newport Corp., et al., Case No.
 A-16-734039-B,
 were filed in the District Court, Clark County, Nevada on behalf of a putative class of stockholders of Newport Corporation (“Newport”) for claims related to the merger agreement (“Newport Merger Agreement”) between the Company, Newport, and a wholly-owned subsidiary of the Company (“Merger Sub”). The lawsuits named as defendants the Company, Newport, Merger Sub, and certain then current and former members of Newport’s board of directors. Both complaints alleged that Newport directors breached their fiduciary duties to Newport’s stockholders by agreeing to sell Newport through an inadequate and unfair process, which led to inadequate and unfair consideration, by agreeing to unfair deal protection devices and by omitting material information from the proxy statement. The complaints also alleged that the Company, Newport and Merger Sub aided and abetted the directors’ alleged breaches of their fiduciary duties. The Court consolidated the actions, and plaintiffs later filed an amended complaint captioned In re Newport Corporation Shareholder Litigation, Case No.
 A-16-733154-B,
 in the District Court, Clark County, Nevada, on behalf of a putative class of Newport’s stockholders for claims related to the Newport Merger Agreement. The amended complaint alleged Newport’s former board of directors breached their fiduciary duties to Newport’s stockholders and that the Company, Newport and Merger Sub had aided and abetted these breaches. It sought monetary damages, including pre-
 and post-judgment interest. In June 2017, the Court granted defendants’ motion to dismiss and dismissed the amended complaint against all defendants but granted plaintiffs leave to amend.
On July 27, 2017, plaintiffs filed a second amended complaint containing substantially similar allegations but naming only Newport’s former directors as defendants. On August 8, 2017, the Court dismissed the Company and Newport from the action. The second amended complaint seeks monetary damages, including pre-
 and post-judgment interest. The Court granted a motion for class certification on September 27, 2018, appointing Mr. Pincon and Locals 302 and 612 of the International Union of Operating
Engineers - Employers Construction Industry Retirement Trust as class representatives. On June 11, 2018, plaintiff Dixon Chung was voluntarily dismissed from the litigation. On May 1, 2019, the Court granted the defendants’ motion to strike plaintiffs’ jury demand and determined that the case will be tried by the Court, and not a jury. A bench trial is scheduled for the first quarter of 2020. Fact discovery in the action is complete, and expert discovery is ongoing.
The Company is subject to various legal proceedings and claims, which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our results of operations, financial condition or cash flows.
ITEM 1A.	RISK FACTORS.

Information regarding risk factors affecting the Company’s business are discussed in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2018 in the section entitled “Risk Factors.” There have been no material changes to the risk factors as described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form
10-K
for the year ended December 31, 2018 other than the supplemental risk factor added below.
If significant tariffs or other trade restrictions on our products or components that are imported from or exported to China continue or are increased, our business, financial condition and results of operations may be materially harmed.
General trade tensions between the U.S. and China have been escalating throughout 2018 and 2019, with one round of U.S. tariffs on Chinese goods taking effect in July 2018, a second round in August 2018 and a third round in September 2018. In response to each of these rounds of U.S. tariffs, China imposed retaliatory tariffs in July 2018, August 2018 and September 2018 on certain products made in the U.S. and shipped to China. The Trump Administration subsequently increased its third round of U.S. tariffs on Chinese goods in May 2019 from 10% to 25% and China responded with retaliatory increases to its third round of tariffs on certain U.S. goods in June 2019. These tariffs currently affect some of our products made in China and some of the components that we or our suppliers source from China, and some of our products and components we export to China. The U.S. and China tariffs have negatively impacted our business, financial condition and results of operations. We are exploring and will continue to explore all of our options to reduce the impact of these tariffs on our business, including but not limited to, seeking alternative sources for our components, modifying other business practices, raising our prices, and shifting production outside of China.
In May 2019, the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”) added Chinese-based Huawei Technologies Co. Ltd. and 68 of its affiliates onto the BIS Entity List, thereby prohibiting the sale of U.S. goods to Huawei, without a license from BIS. Accordingly, the Company has had to suspend outstanding orders from Huawei, and has been negatively impacted by the cancellation of orders from customers who are providers to Huawei. In addition, China’s Ministry of Commerce announced in May 2019 that China will introduce an “unreliable entity list” under which non-Chinese entities that cut off suppliers to Chinese companies may be subject to government action.
On August 1, 2019, the Trump Administration proposed a fourth round of U.S. tariffs on thousands of categories of goods, including electronics, of 10%. In addition, the Trump Administration has continued to signal that it may alter trade agreements and terms between China and the United States, including limiting trade with China. It is possible that additional restrictions on trade will be imposed, that further tariffs will be imposed, including the tariffs proposed on August 1, 2019, and that existing tariffs will be increased on imports of our products or the components used in our products, or that our business will be impacted by additional retaliatory tariffs or restrictions imposed and/or increased by China or other countries in response to existing or future tariffs, causing us to lose sales revenue, incur increased costs and lower margins, seek alternative suppliers, raise prices or make changes to our operations, any of which could materially harm our business, financial condition and results of operations.
Further, the geopolitical and economic uncertainty between the U.S. and China caused by the tariffs and trade bans have caused, and may continue to cause, decreased demand for our products, directly and indirectly, which could materially harm our business, financial condition and results of operations. This trade uncertainty has caused, and may continue to cause, customers to delay or cancel orders as they limit expenditures that could be affected by future actions and evaluate ways to mitigate their own tariff and cost exposure. Such delays and cancellations could have a material impact on our business, financial condition and results of operations.

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

10.1
Amendment No. 1 to ABL Credit Agreement, dated as of April 26, 2019, by and among the Registrant, Barclays Bank PLC, as administrative agent and collateral agent, the other borrowers from time to time party thereto, and the lenders and letters of credit issuers from time to time party thereto

*10.2	Employment Agreement, dated August 1, 2016, between Kathleen Burke and the Registrant, as amended on October 29, 2018

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+	Previously filed

*	Management contract or compensatory plan arrangement

(1)	Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-49738), filed with the Securities and Exchange Commission on November 13, 2000.

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

MKS INSTRUMENTS, INC.

Date: August 7, 2019	By:	/s/ Seth H. Bagshaw
Seth H. Bagshaw
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)