Form 10-Q
period 2019-09-30
MKS INSTRUMENTS INC
filed 2019-11-06
CIK 1049502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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
such files
).
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
of the Exchange Act).    Yes

☐
    No
☒
As of October
30
, 2019, the registrant had 54,510,355 shares of common stock outstanding.

MKS INSTRUMENTS, INC.
FORM
10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS.

MKS INSTRUMENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSET S
Current assets:
Cash and cash equivalents	$386,281	$644,345
Short-term investments	88,847	73,826
Trade accounts receivable, net of allowance for doubtful accounts of $5,190 and $5,243 at September 30, 2019 and December 31, 2018, respectively	327,983	295,454
Inventories	463,263	384,689
Other current assets	94,011	65,790

Total current assets	1,360,385	1,464,104
Property, plant and equipment, net	236,124	194,367
Right-of-use asset	67,632	—
Goodwill	1,054,091	586,996
Intangible assets, net	580,880	319,807
Long-term investments	10,146	10,290
Other assets	45,286	38,682

Total assets	$3,354,544	$2,614,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$12,623	$3,986
Accounts payable	88,078	83,825
Accrued compensation	87,045	82,350
Income taxes payable	11,048	16,358
Lease liability	20,575	—
Deferred revenue and customer advances	22,363	14,246
Other current liabilities	68,925	62,520

Total current liabilities	310,657	263,285
Long-term debt, net	873,450	343,842
Non-current deferred taxes	69,190	48,223
Non-current accrued compensation	43,704	55,598
Non-current lease liability	47,294	—
Other liabilities	36,718	30,111

Total liabilities	1,381,013	741,059

Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred Stock, $0.01 par value per share, 2,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, no par value, 200,000,000 shares authorized; 54,496,664 and 54,039,554 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	113	113
Additional paid-in capital	856,437	793,932
Retained earnings	1,149,457	1,084,797
Accumulated other comprehensive loss	(32,476)	(5,655)

Total stockholders’ equity	1,973,531	1,873,187

Total liabilities and stockholders’ equity	$3,354,544	$2,614,246

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INSTRUMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues:
Products	$386,173	$426,255	$1,184,862	$1,432,931
Services	76,278	60,897	215,260	181,636

Total net revenues	462,451	487,152	1,400,122	1,614,567
Cost of revenues:
Cost of products	216,238	219,311	672,161	747,522
Cost of services	41,209	35,981	113,812	97,453

Total cost of revenues (exclusive of amortization shown separately below)	257,447	255,292	785,973	844,975
Gross profit	205,004	231,860	614,149	769,592
Research and development	41,566	31,898	122,354	103,259
Selling, general and administrative	82,101	70,822	247,792	229,952
Fees and expenses related to term loan	642	—	6,489	378
Acquisition and integration costs	2,103	36	35,510	(1,132)
Restructuring and other	1,525	1,364	4,690	4,374
Amortization of intangible assets	17,020	10,695	50,299	32,786
Gain on sale of long-lived assets	(6,773)	—	(6,773)	—

Income from operations	66,820	117,045	153,788	399,975
Interest income	1,230	1,516	4,367	4,077
Interest expense	13,542	3,719	35,335	13,071
Other ( income ) expense, net	(914)	326	199	1,179

Income before income taxes	55,422	114,516	122,621	389,802
Provision for income taxes	7,994	21,239	24,999	68,542

Net income	$47,428	$93,277	$97,622	$321,260

Other comprehensive income:
Changes in value of financial instruments designated as cash flow hedges, net of tax (benefit) expense (1)	$(782)	$163	$(8,554)	$8,053
Foreign currency translation adjustments, net of tax of $0	(14,553)	(3,576)	(18,229)	(11,314)
Unrecognized pension gain (loss), net of tax expense (benefit) (2)	91	24	92	(13)
Unrealized gain (loss) on investments, net of tax expense (benefit) (3)	16	230	(130)	(95)

Total comprehensive income	$32,200	$90,118	$70,801	$317,891

Net income per share:
Basic	$0.86	$1.71	$1.79	$5.89

Diluted	$0.86	$1.70	$1.77	$5.82

Weighted average common shares outstanding:
Basic	54,945	54,476	54,636	54,539

Diluted	55,204	54,954	55,045	55,171

(1)	Tax (benefit) expense was $(242) and $49 for the three months ended September 30, 2019 and 2018, respectively. Tax (benefit) expense was $(2,635) and $2,304 for the nine months ended
September
 30, 2019 and 2018, respectively
.

(2)	Tax expense was $31 and $7 for the three months ended September 30, 2019 and 2018, respectively. Tax expense (benefit) was $51 and $(17) for the nine months ended September 30, 2019 and 2018, respectively
.

(3)	Tax expense was $6 and $17 for the three months ended September 30, 2019 and 2018, respectively. Tax (benefit) was $(40) and $(22) for the nine months ended September 30, 2019 and 2018, respectively.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INSTRUMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share data)
(Unaudited)

	Common Stock		Additional		Accumulated Other	Total
	Shares	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Stockholders’ Equity
Balance at December 31, 2018	54,039,554	$113	$793,932	$1,084,797	$(5,655)	$1,873,187
Net issuance under stock-based plans	192,218		22,491			22,491
Stock-based compensation			27,838			27,838
Cash dividend ($0.20 per common share)				(10,843)		(10,843)
Comprehensive income (net of tax):
Net income				12,455		12,455
Other comprehensive loss					(4,267)	(4,267)

Balance at March 31, 2019	54,231,772	113	844,261	1,086,409	(9,922)	1,920,861
Net issuance under stock-based plans	247,920		(2,113)			(2,113)
Stock-based compensation			7,205			7,205
Cash dividend ($0.20 per common share)				(10,880)		(10,880)
Stock dividends accrued			232	(232)		—
Comprehensive income (net of tax):
Net income				37,739		37,739
Other comprehensive loss					(7,325)	(7,325)

Balance at June 30, 2019	54,479,692	113	849,585	1,113,036	(17,247)	1,945,487

Net issuance under stock-based plan s	16,972		(629)			(629)
Stock-based compensation			7,376			7,376
Cash dividend ($0.20 per common share)				(10,898)		(10,898)
Stock dividends accrued			105	(105)		—
Other				(4)		(4)
Comprehensive income (net of tax):
Net income				47,428		47,428
Other comprehensive loss					(15,229)	(15,229)

Balance at September 30, 2019	54,496,664	$113	$856,437	$1,149,457	$(32,476)	$1,973,531

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INSTRUMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(in thousands, except per share data)
(Unaudited)

	Common Stock		Additional		Accumulated Other	Total
	Shares	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income/(Loss)	Stockholders’ Equity
Balance at December 31, 2017	54,355,535	$113	$789,644	$795,698	$3,452	$1,588,907
Net issuance under stock-based plans	136,568		(8,920)			(8,920)
Stock-based compensation			10,426			10,426
Cash dividend ($0.18 per common share)				(9,808)		(9,808)
Accounting Standards Codification Topic 606 adjustment				1,809		1,809
Comprehensive income (net of tax):
Net income				105,121		105,121
Other comprehensive gain					10,805	10,805

Balance at March 31, 2018	54,492,103	113	791,150	892,820	14,257	1,698,340
Net issuance under stock-based plans	295,050		(4,132)			(4,132)
Stock-based compensation			6,366			6,366
Cash dividend ($0.20 per common share)				(10,942)		(10,942)
Accounting Standards Codification Topic 606 adjustment				(42)		(42)
Comprehensive income (net of tax):
Net income				122,862		122,862
Other comprehensive loss					(11,014)	(11,014)

Balance at June 30, 2018	54,787,153	113	793,384	1,004,698	3,243	1,801,438

Net issuance under stock-based plans	15,601		(588)			(588)
Stock-based compensation			5,213			5,213
Cash dividend ($0.20 per common share)				(10,858)		(10,858)
Stock repurchase	(818,131)		(11,871)	(63,129)		(75,000)
Accounting Standards Codification Topic 606 adjustment				(29)		(29)
Comprehensive income (net of tax):
Net income				93,277		93,277
Other comprehensive loss					(3,160)	(3,160)

Balance at September 30, 2018	53,984,623	$113	$786,138	$1,023,959	$83	$1,810,293

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INSTRUMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows provided by operating activities:
Net income	$97,622	$321,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,863	59,906
Amortization of inventory step-up adjustment to fair value	7,624	—
Amortization of debt issuance costs, original issue discount, and soft call premium	6,554	3,784
Stock-based compensation	42,140	22,005
Provision for excess and obsolete inventory	18,599	15,575
Provision for doubtful accounts	226	859
Deferred income taxes	(9,067)	(3,525)
Gain on sale of long-lived asset	(6,773)	—
Other	364	531
Changes in operating assets and liabilities, net of business acquired:
Trade accounts receivable	9,284	(23,125)
Inventories	(25,795)	(80,441)
Income taxes	(760)	(13,874)
Other current and non-current assets	(18,194)	(17,652)
Accrued compensation	(13,449)	(15,529)
Other current and non-current liabilities	3,016	8,934
Accounts payable	(23,992)	(385)

Net cash provided by operating activities	167,262	278,323

Cash flows used in investing activities:
Acquisition of business, net of cash acquired	(988,599)	—
Purchases of investments	(171,316)	(213,774)
Maturities of investments	93,344	135,339
Sales of investments	162,415	67,868
Proceeds from sale of assets	41,214	—
Purchases of property, plant and equipment	(44,753)	(36,885)

Net cash used in investing activities	(907,695)	(47,452)

Cash flows provided by (used in) financing activities:
Repurchase of common stock	—	(75,000)
Net proceeds from short and long-term borrowings	642,180	60,624
Payments on short-term borrowings	(3,927)	(57,865)
Payments on long-term borrowings	(103,869)	(50,002)
Net payments related to employee stock awards	(11,728)	(13,641)
Dividend payments to common stockholders	(32,621)	(31,608)

Net cash provided by (used in) financing activities	490,035	(167,492)

Effect of exchange rate changes on cash and cash equivalents	(7,666)	2,584

(Decrease) increase in cash and cash equivalents	(258,064)	65,963
Cash and cash equivalents at beginning of period	644,345	333,887

Cash and cash equivalents at end of period	$386,281	$399,850

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
1)	Basis of Presentation

The terms “MKS” and the “Company” refer to MKS Instruments, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim financial data as of September 30, 2019, and for the three and nine months ended September 30, 2019 are unaudited; however, in the opinion of MKS, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet presented as of December 31, 2018 has been derived from the consolidated audited financial statements as of that date. The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form
10-Q
and do not include all of the information and note disclosures required by United States generally accepted accounting principles (“U.S. GAAP”). The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the MKS Annual Report on Form
10-K
for the year ended December 31, 2018 filed with the Securities and Exchange Commission on February 26, 2019.
The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going
basis, management evaluates its estimates and judgments, including those related to revenue recognition, stock-based compensation, inventory, intangible assets, goodwill and other long-lived assets, warranty liabilities, pension liabilities, acquisition expenses, income taxes and investments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions
.
2)	Recently Issued Accounting Pronouncements
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
In August 2018, the FASB issued ASU
2018-15,
“Intangibles-Goodwill and
Other-Internal-Use
Software (Subtopic
350-40):
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use
software (and hosting arrangements that include an
internal-use
software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments to this update. This standard is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the requirements of this ASU and the impact of pending
adoption on the Company’s consolidated financial statements.
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
In June 2016, the FASB issued ASU
2016-13,
“Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This standard introduced the expected credit losses methodology for the measurement of credit losses on financial assets that are not measured at fair value through net income and replaces today’s “incurred loss” model with an “expected credit loss” model that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of the asset. There have been several consequential subsequent amendments to this standard. This standard is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the requirements of this ASU and the impact of pending
adoption on the Company’s consolidated financial statements.
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
A
right-of-use
asset of $67,632, short-term lease liability of $20,575 and long-term lease liability of $47,294 were reflected on the balance sheet as of September 30, 2019.
The elements of lease expense were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease Cost:
Operating lease cost	$6,313	$17,694

The weighted average discount rate and the weighted average remaining lease term were
3.8
% and
5.0
years, respectively, for the period ended September
30
,
2019
. Operating cash flows used for operating leases for the nine months ended September
30
,
2019
was $
17,444
.

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Future lease payments under
non-cancelable
leases as of September 30, 2019 are detailed as follows:

Amount
Year Ending December 31,
2019 (remaining)	$5,887
2020	21,569
2021	14,064
2022	8,497
2023	7,158
Thereafter	17,453

Total lease payments	74,628
Less:imputed interest	6,759

Total operating lease liabilities	$67,869

Minimum lease payments under operating leases prior to adoption of ASU
2016-02
were as follows:

Operating Leases
Year Ending December 31,
2019	$20,106
2020	17,142
2021	10,325
2022	5,573
2023	4,411
Thereafter	8,739

Total minimum lease payments	$66,296

4)	Revenue from Contracts with Customers

Contract assets as of September 30, 2019 and December 31, 2018 were $3,405 and $3,624, respectively, and included in other current assets
.
A rollforward of the Company’s deferred revenue and customer advances is as follows:

Nine Months Ended September 30, 2019
Beginning balance, January 1 (1)	$17,474
Deferred revenue and customer advances assumed in ESI Merger	4,629
Additions to deferred revenue and customer advances	41,922
Amount of deferred revenue and customer advances recognized in income	(38,787)

Ending balance, September 30 (2)	$25,238

(1)	Beginning deferred revenue and customer advances as of January 1, 2019 included $ 8,134 of current deferred revenue, $ 3,228 of long-term deferred revenue and $ 6,112 of current customer advances.

(2)	Ending deferred revenue as of September 30, 2019 included $ 14,161 of current deferred revenue, $ 2,874 of long-term deferred revenue and $ 8,202 of current customer advances.

Disaggregation of Revenue
The following table summarizes revenue from contracts with customers:

	Three Months Ended September 30, 2019
	Vacuum & Analysis	Light & Motion	Equipment & Solutions	Total
Net revenues:
Products	$197,203	$156,436	$32,534	$386,173
Services	43,478	16,024	16,776	76,278

Total net revenues	$240,681	$172,460	$49,310	$462,451

10

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

	Three Months Ended September 30, 201 8
	Vacuum & Analysis	Light & Motion	Equipment & Solutions	Total
Net revenues:
Products	$239,924	$186,331	$—	$426,255
Services	46,114	14,783	—	60,897

Total net revenues	$286,038	$201,114	$—	$487,152

	Nine Months Ended September 30, 2019
	Vacuum & Analysis	Light & Motion	Equipment & Solutions	Total
Net revenues:
Products	$581,611	$502,496	$100,755	$1,184,862
Services	129,080	46,531	39,649	215,260

Total net revenues	$710,691	$549,027	$140,404	$1,400,122

	Nine Months Ended September 30, 2018
	Vacuum & Analysis	Light & Motion	Equipment & Solutions	Total
Net revenues:
Products	$865,714	567,217	$—	$1,432,931
Services	136,996	44,640	—	181,636

Total net revenues	$1,002,710	$611,857	$—	$1,614,567

Product revenue, excluding revenue from certain custom products, is recorded at a point in time, while the majority of the service revenue and revenue from certain custom products is recorded over time.
Refer to Note 17 for revenue by reportable segment, geography and groupings of similar products.
5)	Investments

The fair value of investments classified as short-term consists of the following:

	September 30, 2019	December 31, 2018
Available-for-sale investments:
Time deposits and certificates of deposit	$6,262	$102
Bankers’ acceptance drafts	4,540	989
Asset-backed securities	—	9,113
Commercial paper	44,981	19,359
Corporate obligations	—	9,352
U.S. treasury obligations	3,602	13,298
U.S. agency obligations	29,462	21,613

	$88,847	$73,826

Investments classified as long-term consist of the following:

	September 30, 2019	December 31, 2018
Available-for-sale investments:
Group insurance contracts	$5,746	$5,890
Cost method investments:
Minority interest in a private company	4,400	4,400

	$10,146	$10,290

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The following tables show the gross unrealized gains and (losses) aggregated by investment category for available-for-sale
investments:

As of September 30 , 2019:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Short-term investments:
Available-for-sale investments:
Time deposits and certificates of deposit	$6,261	$1	$—	$6,262
Bankers’ acceptance drafts	4,540	—	—	4,540
Commercial paper	45,342	—	(361)	44,981
U.S. treasury obligations	3,601	1	—	3,602
U.S. agency obligations	29,460	4	(2)	29,462

	$89,204	$6	$(363)	$88,847

As of September 30 , 2019:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Long-term investments:
Available-for-sale investments:
Group insurance contracts	$5,329	$417	$—	$5,746

As of December 31 , 2018:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Short-term investments:
Available-for-sale investments:
Time deposits and certificates of deposit	$102	$—	$—	$102
Bankers’ acceptance drafts	989	—	—	989
Asset-backed securities	9,121	1	(9)	9,113
Commercial paper	19,504	—	(145)	19,359
Corporate obligations	9,367	—	(15)	9,352
U.S. treasury obligations	13,294	4	—	13,298
U.S. agency obligations	21,617	2	(6)	21,613

	$73,994	$7	$(175)	$73,826

As of December 31 , 2018:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Long-term investments:
Available-for-sale investments:
Group insurance contracts	$5,546	$344	$—	$5,890

The tables above, which show the gross unrealized gains and (losses) aggregated by investment category for available-for-sale
investments as of September 30, 2019 and December 31, 2018, reflect the inclusion within short-term investments of investments with contractual maturities greater than one year from the date of purchase. Management has the ability, if necessary, to liquidate any of its investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as short-term on the accompanying balance sheets.
The Company reviews and evaluates its investments for any indication of possible impairment. Based on this review, the Company has determined that the unrealized losses related to these investments at September 30, 2019 and December 31, 2018 were temporary.

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Interest income is accrued as earned. Dividend income is recognized as income on the date the stock trades
“ex-dividend.”
The cost of marketable securities sold is determined by the specific identification method. Realized gains or losses are reflected in income and were not material for the nine months ended September 30, 2019 and 2018.

6)	Fair Value Measurements
In accordance with the provisions of fair value accounting, a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability and defines fair value based upon an exit price model
.
The fair value measurement guidance establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance describes three levels of inputs that may be used to measure fair value:

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

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Assets and liabilities of the Company are measured at fair value on a recurring basis as of September 30, 2019 and are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2019	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$4,732	$4,732	$—	$—
Time deposits and certificates of deposit	4,651	—	4,651	—
Commercial paper	40,966	—	40,966	—
U.S. treasury obligations	7,999	—	7,999	—
U.S. agency obligations	20,592	—	20,592	—
Restricted cash – money market funds	330	330	—	—
Available-for-sale investments:
Time deposits and certificates of deposit	6,262	—	6,262	—
Bankers’ acceptance drafts	4,540	—	4,540	—
Commercial paper	44,981	—	44,981	—
U.S. treasury obligations	3,602	—	3,602	—
U.S. agency obligations	29,462	—	29,462	—
Group insurance contracts	5,746	—	5,746	—
Derivatives – currency forward contracts	4,232	—	4,232	—
Funds in investments and other assets:
Israeli pension assets	16,135	—	16,135	—
Deferred compensation plan assets:
Mutual funds and exchange traded funds	1,832	—	1,832	—
Money market securities	483	—	483	—

Total assets	$196,545	$5,062	$191,483	$—

Liabilities:
Derivatives – currency forward contracts	$308	$—	$308	$—
Derivatives – interest rate hedge – non-current	6,908	—	6,908	—

Total liabilities	$7,216	$—	$7,216	$—

Reported as follows:
Assets:
Cash and cash equivalents, including restricted cash (1)	$79,270	$5,062	$74,208	$—
Short-term investments	88,847	—	88,847	—
Other current assets	4,232	—	4,232	—

Total current assets	$172,349	$5,062	$167,287	$—

Long-term investments (2)	$5,746	$—	$5,746	$—
Other assets	18,450	—	18,450	—

Total long-term assets	$24,196	$—	$24,196	$—

Liabilities:
Other current liabilities	$308	$—	$308	$—
Other liabilities	$6,908	$—	$6,908	$—

(1)	The cash and cash equivalent amounts presented in the table above do not include cash of $307,011 as of September 30, 2019.
(2)	The long-term investments presented in the table above do not include the Company’s minority interest investment in a private company, which is accounted for under the cost method.

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
Cost Method Investments
The Company has a
non-controlling
equity investment in a privately held company. The Company elected the measurement alternative for this investment without readily determinable fair values and for which the Company does not have the ability to exercise significant influence. This investment is accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable
equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the statement of operations. The Company holds $4,400 without readily determinable fair values both at September 30, 2019 and December 31, 2018, respectively. This investment is included in other assets on the consolidated balance sheet.
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
50
% of its then-outstanding balance under the 2016 Term Loan Facility, as described further in Note 11. This hedge fixes the interest rate paid on the hedged debt at
1.198
% per annum plus the applicable credit spread, which was
1.75
% as of September 30, 2019, through
September 30, 2020
.

At September 30, 2019, the notional amount of this transaction was

$
250,000
and
it
had a fair value asset of $
1,180
. At December 31, 2018, the notional amount of this transaction was $
290,000
and
it
had a fair value asset of $
6,083
.

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
On April 3, 2019, the Company entered into an interest rate swap agreement, which has a maturity date of March 31, 2023, to fix the rate on $300,000 of the then-outstanding balance of the 2019 Incremental Term Loan Facility, as described further in Note 11. The rate wa
s fixed at 2.309% per annum plus the applicable credit spread, which was 1.75% at September 30, 2019. At September 30, 2019, the notional amount of this transaction was $300,000 and it
had a fair value liability of $8,088.
The interest rate swaps are recorded at fair value on the balance sheet and changes in the fair value are recognized in other comprehensive income (loss) (“OCI”). To the extent that these arrangements are no longer an effective hedge, any ineffectiveness measured in the hedging relationships is recorded currently in earnings in the period it occurs.
Foreign Exchange Contracts
The Company hedges a portion of its forecasted foreign currency-denominated intercompany sales of inventory, over a maximum period of eighteen months, using forward foreign exchange contracts accounted for as cash-flow hedges related to Japanese, South Korean, British, Euro and Taiwanese currencies. To the extent these derivatives are effective in off-setting
the variability of the hedged cash flows, and otherwise meet the hedge accounting criteria, changes in the derivatives’ fair value are not included in current earnings but are included in OCI in stockholders’ equity. These changes in fair value will subsequently be reclassified into earnings, as applicable, when the forecasted transaction occurs. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded currently in earnings in the period it occurs. The cash flows resulting from forward exchange contracts are classified in the consolidated statements of cash flows as part of cash flows from operating activities. The Company does not enter into derivative instruments for trading or speculative purposes
.
As of September 30, 2019 and December 31, 2018, the Company had outstanding forward foreign exchange contracts with gross notional values of $142,789 and $159,394, respectively.
The following tables provide a summary of the primary net hedging positions and corresponding fair values held as of September 30, 2019 and December 31, 2018:

	September 30, 2019
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value (1)
U.S. Dollar/Japanese Yen	$43,339	$(83)
U.S. Dollar/South Korean Won	42,082	2,191
U.S. Dollar/Euro	31,689	1,326
U.S. Dollar/U.K. Pound Sterling	7,320	382
U.S. Dollar/Taiwan Dollar	18,359	108

Total	$142,789	$3,924

	December 31, 2018
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value (1)
U.S. Dollar/Japanese Yen	$43,770	$(478)
U.S. Dollar/South Korean Won	59,149	570
U.S. Dollar/Euro	23,515	688
U.S. Dollar/U.K. Pound Sterling	11,827	323
U.S. Dollar/Taiwan Dollar	21,133	214

Total	$159,394	$1,317

(1)	Represents the receivable (payable) amount included in the consolidated balance sheet .

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The following table provides a summary of the fair value amounts of the Company’s derivative instruments:

	September 30, 2019	December 31, 2018
Derivative assets:
Foreign exchange contracts (1)	$4,232	$2,485
Interest rate hedge (2)	—	6,083
Derivative liabilities:
Foreign exchange contracts (1)	(308)	(1,168)
Interest rate hedge (2)	(6,908)	—

Total net derivative (liability) asset designated as hedging instruments	$(2,984)	$7,400

(1)	The derivative assets of $4,232 and $2,485 as of September 30, 2019 and December 31, 2018, respectively, related to foreign exchange contracts and are classified in other current assets in the consolidated balance sheet. The derivative liabilities of $308 and $1,168 as of September 30, 2019 and December 31, 2018, respectively, are classified in other current liabilities in the consolidated balance sheet. These foreign exchange contracts are subject to a master netting agreement with one financial institution. However, the Company has elected to record these contracts on a gross basis in the balance sheet.

(2)
The interest rate hedge liability of $
6,908
as of September 30, 2019 is classified in other liabilities in the consolidated balance sheet. The interest rate hedge asset of $
6,083
as of December 31, 2018 is classified in other assets in the consolidated balance sheet

The net amount of existing gains as of September 30, 2019 that the Company expects to reclassify from OCI into earnings within the next twelve months is immaterial.
The following table provides a summary of the gains (losses) on derivatives designated as cash flow hedging instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Designated as Cash Flow Hedging Instruments	2019	2018	2019	2018
Forward exchange contracts:
Net gain (loss) recognized in OCI (1)	$(1,024)	$212	$(11,189)	$10,357
Net gain (loss) reclassified from accumulated OCI into income (2)	$2,000	$306	$4,077	$(4,882)

(1)	Net change in the fair value of the effective portion classified in OCI.

(2)	Effective portion classified in cost of products for the three and nine months ended September 30, 2019 and 2018. The tax effect of the gains or losses reclassified from accumulated OCI into income is immaterial.

The following table provides a summary of the gain (loss) on derivatives not designated as hedging instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	2019	2018	2019	2018
Forward exchange contracts:
Net gain (loss) recognized in income (1)	$82	$(111)	$(166)	$12

(1)	The Company enters into foreign exchange contracts to hedge against changes in the balance sheet for certain subsidiaries to mitigate the risk associated with certain foreign currency transactions in the ordinary course of business. These derivatives are not designated as hedging instruments and gains or losses from these derivatives are recorded immediately in other (expense) income.

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

8)
Inventories

Inventories consist of the following:

	September 30, 2019	December 31, 2018
Raw materials	$291,613	$235,593
Work-in-process	84,814	61,908
Finished goods	86,836	87,188

	$463,263	$384,689

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

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The following table summarizes the allocation of the preliminary purchase price to the fair values assigned to assets acquired and liabilities assumed at the date of the ESI Merger:

Current assets (excluding inventory)	$208,009
Inventory	83,036
Intangible assets	316,200
Goodwill	471,722
Property, plant and equipment	65,489
Long-term assets	9,633

Total assets acquired	1,154,089

Current liabilities	51,479
Non-current deferred taxes	32,150
Other long-term liabilities	7,159

Total liabilities assumed	90,788

Fair value of assets acquired and liabilities assumed	1,063,301

Less: Cash and cash equivalents acquired	(44,072)

Total purchase price, net of cash and cash equivalents acquired	$1,019,229

During the
second quarter of
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
F
or the
nine
months ended
September
 30, 2019, the Company recorded $7,624
of incremental cost of sales charges associated with the fair value write-up
of inventory acquired in the ESI Merger.

The fair value
of acquired property, plant and equipment of $
39,267
will be amortized over the estimated useful life of the applicable assets, excluding the fair value write-up
in the value of land. Property, plant and equipment is valued at its value-in-use,
unless there was a known plan to dispose of the asset.
The acquired intangible assets are being amortized on a straight-line basis, which approximates the economic use of the asset.
The following table reflects the allocation of the acquired intangible assets and related estimate of useful lives:

Completed technology - Laser	$255,700	12 years
Completed technology - Non-Laser	18,300	10 years
Trademarks and trade names	14,400	7 years
Customer relationships	25,400	10 years
Backlog	2,400	1 year
	$316,200
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
Certain executives from ESI had severance provisions in their respective ESI employment agreements. The agreements included terms that were accounted for as dual-trigger arrangements. Through the Company’s acquisition accounting, the expense relating to these benefits was recognized in the combined entity’s financial statements. The Company recorded costs of $2,701 and $14,023 in acquisition and integration costs as compensation expense and stock-based compensation expense, respectively, for the nine months ended
September
 30, 2019 associated with these severance provisions. The restricted stock units and stock appreciation rights that were eligible for accelerated vesting if the executive exercised his or her rights but were not issued as of each reporting period-end,
were excluded from the computation of basic earnings per share and included in the computation of diluted earnings per share for such reporting period.
The Company’s consolidated net revenue and earnings for the three and nine months ended September 30, 2019 include the following amounts of revenue and earnings of ESI since the acquisition date:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Total net revenues	$49,308	$140,403

Net loss	$(5,843)	$(40,685)

Net loss per share:
Basic	$(0.11)	$(0.74)

Diluted	$(0.11)	$(0.74)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total net revenues	$462,451	$573,070	$1,414,660	$1,917,348

Net income	$47,669	$91,111	$127,676	$357,333

Net income per share:
Basic	$0.87	$1.67	$2.34	$6.55

Diluted	$0.86	$1.65	$2.32	$6.48

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

(4)
The exclusion of acquisition costs and inventory
step-up
amortization from the three and nine month periods ended September 30, 2019 and the addition of these items to the three and nine month periods ended September 30, 2018.

(5)
The exclusion of debt issuance costs due to the modification of the 2019 Incremental Term Loan Facility from the three and nine month periods ended September 30, 2019 and the addition of this item to the three and nine month periods ended September 30, 2018.

(6)	The estimated tax impact of the above adjustments.

During the third quarter of 2019, the Company identified adjustments related to our unaudited pro forma disclosures that were reported during the first and second quarters of 2019. The impact of these adjustments has been revised for all periods presented above.
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
The changes in the carrying amount of goodwill and accumulated impairment loss during the nine months ended September 30, 2019 and year ended December 31, 2018 were as follows:

	Nine Months Ended September 30, 2019			Twelve Months Ended December 31, 2018
	Gross Carrying Amount	Accumulated Impairment Loss	Net	Gross Carrying Amount	Accumulated Impairment Loss	Net
Beginning balance at January 1	$731,272	$(144,276)	$586,996	$735,323	$(144,276)	$591,047
Acquired goodwill (1)	471,727	—	471,727	—	—	—
Foreign currency translation	(4,632)	—	(4,632)	(4,051)	—	(4,051)

Ending balance at September 30 and December 31	$1,198,367	$(144,276)	$1,054,091	$731,272	$(144,276)	$586,996

(1)	During the nine months ended September 30, 2019, the Company recorded $ 471,727 of goodwill related to the ESI Merger.

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Intangible Assets
Components of the Company’s intangible assets are comprised of the following:

As of September 30, 2019 :	Gross	Accumulated Impairment Charges	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology (1)	$446,431	$(105)	$(167,816)	$(282)	$278,228
Customer relationships (1)	308,144	(1,406)	(79,028)	(2,066)	225,644
Patents, trademarks, trade names and other (1)	120,895	—	(44,036)	149	77,008

	$875,470	$(1,511)	$(290,880)	$(2,199)	$580,880

(1)	During the nine months ended September 30, 2019, the Company recorded $316,200 of separately identified intangible assets related to the ESI Merger, of which $274,000 was completed technology, $25,400 was customer relationships and $16,800 was trademarks, trade names and backlog. Separately, on January 1, 2019, the Company reclassified $6,428 of gross favorable lease assets and $3,445 of related accumulated amortization from patents, trademarks, trade names and other to the right-of-use
asset line in the balance sheet.

As of December 31, 2018 :	Gross	Accumulated Impairment Charges	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology	$172,431	$(105)	$(137,283)	$(73)	$34,970
Customer relationships	282,744	(1,406)	(63,788)	(269)	217,281
Patents, trademarks, trade names and other	110,523	—	(42,954)	(13)	67,556

	$565,698	$(1,511)	$(244,025)	$(355)	$319,807

Aggregate amortization expense related to acquired intangibles for the nine months ended September 30, 2019 and 2018 was $50,299 and $32,786, respectively.
Aggregate net amortization expense related to acquired intangible assets for future years is as follows:

Year	Amount
2019 (remaining)	$17,382
2020	55,392
2021	47,617
2022	45,182
2023	44,844
2024	43,927
Thereafter	270,636

11)	Debt

Term Loan Credit Agreement
In connection with the completion of the acquisition of Newport Corporation (“Newport”) in 2016 (the “Newport Merger”), the Company entered into a term loan credit agreement (the “Credit Agreement”) with Barclays Bank PLC, as administrative agent and collateral agent, and the lenders from time to time party thereto (the “Lenders”), that provided senior secured financing in the original principal amount of $780,000 (the “2016 Term Loan Facility”), subject to increase at the Company’s option and subject to receipt of lender commitments in accordance with the Credit Agreement (the 2016 Term Loan Facility, together with the 2019 Incremental Term Loan Facility and 2019 Term Loan Refinancing Facility (each
as defined below),

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
the “Term Loan Facility”).
Prior to the effectiveness of Amendment No. 6 (as defined below), the
2016 Term Loan Facility
had a maturity date of
 April 29, 2023.
As of September 30, 2019, borrowings
under the Term Loan Facility bear interest per annum at one of the following rates selected by the Company: (a) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the “prime rate” quoted in
The Wall Street Journal,
(3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%, and (4) a floor of 1.75%, plus, in each case, an applicable margin; or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, subject to a LIBOR rate floor of 0.0%, plus an applicable margin. The Company has elected the interest rate as described in clause (b). The Credit Agreement provides that, unless an alternate rate of interest is agreed, all loans will be determined by reference to the
b
ase
r
ate if the LIBOR rate cannot be ascertained, if regulators impose material restrictions on the authority of a lender to make LIBOR rate loans, or for other reasons. The 2016 Term Loan Facility was issued with original issue discount of 1.00% of the principal amount thereof.
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
On September 30, 2016, the Company entered into an interest rate swap agreement, which has a maturity date of
September 30, 2020
, to fix the rate on $335,000 of the then-outstanding balance of the 2016 Term Loan Facility. The rate wa
s fixed at 1.198% per annum plus the applicable credit spread, which was
1.75
% at September 30, 2019. At September 30, 2019, the notional amount of this transaction was $250,000 and it
had a fair value asset of $1,180.

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
B-5
term loan commitment in the
original
principal amount of $650,000 (the “2019 Incremental Term Loan Facility”), all of which was drawn down in connection with the closing of the ESI Merger. Pursuant to Amendment No. 5, the Company also effectuated certain amendments to the Credit Agreement which make certain of the negative covenants and other provisions less restrictive. Prior to the effectiveness of Amendment No. 6 (as defined below), the 2019 Incremental Term Loan Facility had a maturity date of February 1, 2026 and bore interest at a rate per annum equal to, at the Company’s option, a base rate or LIBOR rate (as described above) plus, in each case, an applicable margin equal to 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings. The 2019 Incremental Term Loan Facility was issued with original issue discount of 1.00% of the principal amount thereof.
On April 3, 2019, the Company entered into an interest rate swap agreement, which has a maturity date of March 31, 2023, to fix the rate on $300,000 of the then-outstanding balance of the 2019 Incremental Term Loan Facility. The rate wa
s fixed at 2.309% per annum plus the applicable credit spread, which was 1.75% at September 30, 2019. At September 30, 2019, the notional amount of this transaction was $300,000 and it
had a fair value liability of $8,088.
The Company incurred $11,362 of deferred finance fees and original issue discount fees related to the term loans under the 2019 Incremental Term Loan Facility, which are included in long-term debt in the accompanying consolidated balance sheets and are being amortized to interest expense over the estimated life of the term loans using the effective interest method.
On September 27, 2019, the Company entered into an amendment (“Amendment No. 6”) to the Credit Agreement. Amendment No. 6 refinanced all existing loans outstanding under the 2016 Term Loan Facility and 2019 Incremental Term Loan Facility (“Existing Term Loans”) for a tranche
B-6
term loan commitment in the original principal amount of $896,839 (“2019 Term Loan Refinancing Facility”). Each lender of the Existing Term Loans who elected to participate in the 2019 Term Loan Refinancing Facility was deemed to have exchanged the aggregate outstanding principal amount of its Existing Term Loans outstanding under the Credit Agreement for an equal aggregate principal amount of tranche
B-6
term loans under the 2019 Term Loan Refinancing Facility. On the effective date of Amendment No. 6 and immediately prior to the exchanges described above, the Company made a voluntary prepayment of $50,000, which was applied to the
Existing Term Loans on a pro rata basis.

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The Company incurred $2,242 of original issue discount fees related to the term loans under the 2019 Term Loan Refinancing Facility, which are included in long-term debt in the accompanying consolidated balance sheets and are being amortized to interest expense over the estimated life of the term loans using the effective interest method.
As of September 30, 2019, the remaining balance of deferred finance fees and original issue discount of the Term Loan Facility was $12,258. A portion of the deferred finance fees and original issue discount have been accelerated in connection with the various debt prepayments and extinguishments during 2016, 2017, 2018 and 2019.
The 2019 Term Loan Refinancing Facility matures on February 2, 2026, and bears interest at a rate per annum equal to, at the Company’s option, a base rate or LIBOR rate (as described above) plus, in each case, an applicable margin equal to 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings. The 2019 Term Loan Refinancing Facility was issued with original issue discount of 0.25% of the principal amount thereof.
The Company is required to make scheduled quarterly payments each equal to 0.25% of the original principal amount of the 2019 Term Loan
Refinanci
ng
Facility with the balance due on
February 2, 2026
. If, on or prior to the date that is six months after the closing date of Amendment No.
6
, the Company prepays any loans under the 2019 Term Loan
Refinancing
Facility in connection with a repricing transaction, the Company must pay a prepayment premium of 1.00% of the aggregate principal amount of the loans so prepaid.
As of
 September 30, 2019, after
total principal prepayments of $525,000 (which includes a $50,000 prepayment made during the three months ended September 30, 2019) and regularly scheduled principal payments of $10,403, the total outstanding principal balance
of
the
Term Loan Facility was $894,597 and the interest rate was 3.59%.
Under the Credit Agreement, the Company is required to prepay outstanding term loans
, subject to certain exceptions, with portions of its annual excess cash flow as well as with the net cash proceeds of certain of its
asset sales, certain casualty and condemnation events and the incurrence or issuance of certain debt. As a result of the Company’s current
t
otal
l
everage
r
atio, it was not required to make a prepayment of excess cash flow for the period
ended
September
 3
0
, 201
9
.
All obligations under the Term Loan Facility are guaranteed by certain of the Company’s domestic subsidiaries, and are collateralized by substantially all of the Company’s assets and the assets of such subsidiaries, subject to certain exceptions and exclusions.
The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. If an event of default occurs, the Lenders under the Term Loan Facility will be entitled to take various actions, including the acceleration of amounts due under the Term Loan Facility and all actions generally permitted to be taken by a secured creditor. At September 30, 2019, the Company was in compliance with all covenants under the Credit Agreement.
S
enior Secured Asset-Based Revolving Credit Facility
On February 1, 2019, in connection with the completion of the ESI Merger, the Company entered into an asset-based credit agreement with Barclays Bank PLC, as administrative agent and collateral agent, the other borrowers from time to time party thereto, and the lenders and letters of credit issuers from time to time party thereto (the “ABL Credit Agreement”), that provides senior secured revolving credit financing of up to $100,000, subject to a borrowing base limitation (the “ABL Facility”). On April 26, 2019, the Company entered into a First Amendment to the ABL Credit Agreement which amended the borrowing base calculation for eligible inventory prior to an initial field examination and appraisal requirements. The borrowing base for the ABL Facility at any time equals the sum of: (a) 85% of certain eligible accounts; plus (b) prior to certain notice and field examination and appraisal requirements, the lesser of (i) 20% of net book value of eligible inventory in the United States and (ii) 30% of the borrowing base, and after the satisfaction of such requirements, the lesser of (i) the lesser of (A) 65% of the lower of cost or market value of certain eligible inventory and (B) 85% of the net orderly liquidation value of certain eligible inventory and (ii) 30% of the borrowing base; minus (c) reserves established by the administrative agent, in each case, subject to additional limitations and examination requirements for eligible accounts and eligible inventory acquired in an acquisition after February 1, 2019. The ABL Facility includes borrowing capacity in the form of letters of credit up to $25,000.
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
Lines of Credit and Short-Term Borrowing Arrangements
One of the Company’s Japanese subsidiaries has lines of credit and short-term borrowing arrangements with two financial institutions, which arrangements generally expire and are renewed at three-month intervals. The lines of credit provided for aggregate borrowings as of September 30, 2019 of up to an equivalent of $21,308. One of the borrowing arrangements has an interest rate based on the Tokyo Interbank Offer Rate at the time of borrowing and the other has an interest rate based on the Japanese Short-Term Prime Lending Rate. There were no borrowings outstanding under these arrangements at September 30, 2019 and December 31, 2018, respectively.
The Company has various revolving lines of credit and a financing facility. These revolving lines of credit and financing facility have no expiration date and as of September 30, 2019, provided for aggregate borrowings of up to an equivalent of $11,581. These lines of credit have a base interest rate of 1.24% plus a Japanese Yen overnight LIBOR rate. Total borrowings outstanding under these arrangements were $3,655 and $3,389 at September 30, 2019 and December 31, 2018, respectively.

	September 30, 2019	December 31, 2018
Short-term debt:
Japanese lines of credit	$3,627	$2,724
Japanese receivables financing facility	28	665
Other debt	—	597
Term Loan Facility	8,968	—

	$12,623	$3,986

	September 30, 2019	December 31, 2018
Long-term debt:
Other debt	$79	$86
Term Loan Facility, net (1)	873,371	343,756

	$873,450	$343,842

(1)	Net of deferred financing fees, original issuance discount and repricing fee of $12,258 and $4,708 as of September 30, 2019 and December 31, 2018, respectively .

The Company recognized interest expense of $13,542 and $35,335 for the three and
nine months ended September 30, 2019
, respectively. The Company recognized interest expense of $3,719 and $13,071 for the three and nine months ended September 30, 2018, respectively.

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Contractual maturities of the Company’s debt obligations as of September 30, 2019 are as follows:

Year	Amount
2019 (remaining)	$5,897
2020	9,037
2021	8,979
2022	8,968
2023	8,968
2024	8,968
Thereafter	847,514
12)	Product Warranties
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
Product warranty activities were as follows:

	Nine Months Ended September 30,
	2019	2018
Beginning of period	$10,399	$10,104
Assumed product warranty liability from ESI Merger	7,177	—
Provision for product warranties	18,700	11,448
Direct and other charges to warranty liability	(21,209)	(11,072)

End of period (1)	$15,067	$10,480

(1)	As of September 30, 2019, short-term product warranty of $12,028 and long-term product warranty of $3,039 were included within other current liabilities and other liabilities, respectively, within the accompanying condensed consolidated balance sheet. As of September 30, 2018, short-term product warranty of $10,067 and long-term product warranty of $413 were included within other current liabilities and other liabilities, respectively, within the accompanying condensed consolidated balance sheet
.

13 )	Income Taxes
The Company’s effective tax rates for the three and nine months ended September 30, 2019 were 14.4% and 20.4%, respectively. The effective tax rates for the three and nine months ended September 30, 2019, and related income tax expense, were lower than the U.S. statutory tax rate due to the deduction for foreign derived intangible income, the geographic mix of income earned by the Company’s international subsidiaries being taxed at rates lower than the U.S. statutory tax rate and the impact of various tax credits, offset by the tax effects of the global intangible low-taxed
income inclusion along with the correction of an
out-of-period
error with respect to deferred tax assets related to limitations on the deduction of executive compensation in the amount of $5,023. This correction, which was recorded during the quarter ended June 30, 2019, but should have been recorded during the three months ended September 30, 2018, increased the Company’s effective tax rate for the three and six months ended June 30, 2019 and the nine months ended September 30, 2019 by 9.8%, 7.5% and
 3.8%
, respectively
. The error and subsequent
adjus
t
ment
were not material to prior or current interim and annual financial statements.
The Company’s effective tax rates for the three and nine months ended September 30, 2018 were 18.5% and 17.6%, respectively. The effective tax rates for the three and nine months ended September 30, 2018, and related income tax expense, were lower than the U.S. statutory tax rate mainly due to the geographic mix of income earned by the Company’s international subsidiaries being taxed at rates lower than the U.S. statutory tax rate, windfall benefits of stock compensation, and the deduction for foreign derived intangible income
,
offset by the tax effects of the global intangible low
-
taxed income inclusion and state income taxes.
As of September 30, 2019, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $41,170. At December 31, 2018, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $32,684. The net increase was primarily attributable to the addition of historical gross unrecognized tax benefits for ESI as a result of the ESI Merger during the quarter ended March 31, 2019. As of

2
7

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
September 30, 2019, if these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of $33,415, excluding interest and penalties, would impact the Company’s effective tax rate. The Company accrues interest expense, and if applicable, penalties, for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. As of September 30, 2019 and December 31, 2018, the Company had accrued interest on unrecognized tax benefits of approximately $581 and $568, respectively.
Over the next 12 months it is reasonably possible that the Company may recognize approximately $1,225 of previously net unrecognized tax benefits, excluding interest and penalties, related to various U.S. federal, state and foreign tax positions primarily as a result of the expiration of certain statutes of limitations. The Company and its subsidiaries are subject to examination by U.S. federal, state and foreign tax authorities. The U.S. Internal Revenue Service commenced an examination of the Company’s U.S. federal income tax filings for tax years 2015 and 2016 during the quarter ended September 30, 2017. This audit was effectively settled during the quarter ended March 31, 2018, and the impact was not material. Also during the quarter ended March 31, 2018 the Company received notification from the U.S. Internal Revenue Service of their intent to audit its U.S. subsidiary, Newport, for tax year 2015. This audit commenced during the quarter ended June 30, 2018 and was effectively settled during the quarter ended June 30, 2019 with a no change result. The U.S. statute of limitations remains open for tax years 2016 through present. The statute of limitations for the Company’s tax filings in other jurisdictions varies between fiscal years 2013 through present. The Company also has certain federal credit carry-forwards and state tax loss and credit carry-forwards that are open to examination for tax years 2000 through the present.

14)	Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income	$47,428	$93,277	$97,622	$321,260

Denominator:
Shares used in net income per common share – basic	54,945,000	54,476,000	54,636,000	54,539,000
Effect of dilutive securities:
Restricted stock units, stock appreciation rights and shares issued under employee stock purchase plan	259,000	478,000	409,000	632,000

Shares used in net income per common share – diluted	55,204,000	54,954,000	55,045,000	55,171,000

Net income per common share:
Basic	$0.86	$1.71	$1.79	$5.89
Diluted	$0.86	$1.70	$1.77	$5.82
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
For the three and nine months ended September 30, 2019, there were approximately
204,000
and
165,000
weighted-average RSUs, respectively, that would have had an anti-dilutive effect on EPS, and would thus need to be excluded from the computation of diluted weighted-average shares.
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
In connection with the completion of the ESI Merger, the Company assumed:
•
all RSUs that vest based solely on the satisfaction of service conditions, granted under any ESI equity plan, arrangement or agreement (“ESI Plan”) that were outstanding immediately prior to the effective time of the ESI Merger, and as to which shares of ESI common stock were not fully distributed in connection with the closing of the ESI Merger,

•
all RSUs that were granted subject to vesting based on both the achievement of performance goals and the satisfaction of service conditions granted under any ESI Plan that were outstanding immediately prior to the effective time of the ESI Merger, and

•
all SARs granted under any ESI Plan, whether vested or unvested, that were outstanding immediately prior to the effective time of the ESI Merger and held by an individual who was a service provider of ESI as of the date on which the effective time of the ESI Merger occurred
.

As of the effective time of the ESI Merger, based on a formula in the Merger Agreement, (a) such RSUs were converted automatically into RSUs with respect to 736,133 shares of the Company’s common stock (the “Assumed RSUs”), and (b) such
SAR
s
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
During the nine months ended September 30, 2019, the Company granted 417,335 RSUs with a weighted average grant date fair value of $86.18. During the nine months ended
September
 30, 2018, the Company granted 260,341 RSUs with a weighted average grant date fair value of $112.49. There were no SARs granted during the nine months ended September 30, 2019 or 2018.
The total stock-based compensation expense included in the Company’s consolidated statements of income and comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenues	$818	$170	$1,876	$2,664
Research and development expense	971	708	2,842	2,249
Selling, general and administrative expense	4,009	4,335	16,253	17,092
Acquisition and integration related expense	1,202	—	20,796	—
Restructuring related expense	373	—	373	—

Total pre-tax stock-based compensation expense	$7,373	$5,213	$42,140	$22,005

At September 30, 2019, the total compensation expense related to unvested stock-based awards granted to employees and directors under the 2014 Plan that had not been recognized was $30,795, net of estimated forfeitures. The future compensation expense for time-based awards is recognized on a straight-line basis and the future compensation expense for performance-based awards is recognized using the accelerated graded vesting method, both of which expense over the requisite service period, net of estimated forfeitures, except for retirement eligible employees, in which case the Company expenses the fair value of the grant in the period the grant is issued. The Company considers many factors when estimating expected forfeitures, including types of awards and historical experience. Actual results and future changes in estimates may differ substantially from the Company’s current estimates.

2
9

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following table presents the activity for RSUs under the Plan:

	Nine Months Ended September 30, 2019
	Outstanding RSUs	Weighted Average Grant Date Fair Value
RSUs – beginning of period	647,394	$74.04
Assumed shares from ESI Merger	736,133	$84.10
Accrued dividend shares	4,307	$79.20
Granted	417,335	$86.18
Vested	(533,007)	$69.11
Forfeited	(134,833)	$89.58

RSUs – end of period	1,137,329	$85.50

The following table presents the activity for SARs under the Plan:

	Nine Months Ended September 30, 2019
	Outstanding SARs	Weighted Average Grant Date Fair Value
SARs – beginning of period	177,538	$28.52
Assumed SARs from ESI Merger	12,787	$17.38
Exercised	(46,414)	$27.07
Forfeited or expired	(3,998)	$23.00

SARs o utstanding – end of period	139,913	$28.18

16)	Stockholders’ Equity
Share Repurchase Program
On July 25, 2011, the Company’s Board of Directors approved a share repurchase program for the repurchase of up to an aggregate of $200,000 of its outstanding common stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means. The timing and quantity of any shares repurchased will depend upon a variety of factors, including business conditions, stock market conditions and business development activities, including, but not limited to, merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice. The Company has repurchased approximately 2,588,000 shares of common stock for approximately $127,000 pursuant to the program since its adoption. During the three and nine months ended September 30, 2019, there were no repurchases of common stock.

During the three and nine months ended September 30, 2018, the Company repurchased approximately 818,000 shares of its common stock for $75,000, or an average of $91.67 per share
.
Cash Dividends
Holders of the Company’s common stock are entitled to receive dividends when they are declared by the Company’s Board of Directors. In addition, the Company accrues dividend equivalents on the RSUs the Company assumed in the ESI Merger described in Note 15 above when dividends are declared by the Company’s Board of Directors. The Company’s Board of Directors declared a cash dividend of $0.20 per share during each of the first, second and third quarters of 2019, which totaled $32,621 or $0.60 per share. The Company’s Board of Directors declared a cash dividend of $0.18 per share during the first quarter of 2018 and $0.20 per share during the second and third quarters of 2018, which totaled $31,608 or $0.58 per share.
On October 28, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share to be paid on December 6, 2019 to shareholders of record as of November 25, 2019. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of the Company’s Board of Directors. In addition, under the
Term Loan Facility and ABL Facility, the Company may be restricted from paying dividends under certain circumstances.

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
17)	Business Segment, Geographic Area and Product Information

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
The Company derives its segment results directly from the manner in which results are reported in its management reporting system. The accounting policies that the Company uses to derive reportable segment results are substantially the same as those used for external reporting purposes. The Company does not disclose external or intersegment revenues separately by reportable segment as this information is not presented to the CODM for decision making purposes
.
The following table sets forth net revenues by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	201 8
Vacuum & Analysis	$240,681	$286,038	$710,691	$1,002,710
Light & Motion	172,460	201,114	549,027	611,857
Equipment & Solutions	49,310	—	140,404	—

	$462,451	$487,152	$1,400,122	$1,614,567

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The following table sets forth a reconciliation of segment gross profit to consolidated net income
:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gross profit by reportable segment:
Vacuum & Analysis	$102,826	$132,835	$303,060	$462,418
Light & Motion	79,873	99,025	257,562	307,174
Equipment & Solutions	22,305	—	53,527	—

Total gross profit by reportable segment	205,004	231,860	614,149	769,592
Operating expenses:
Research and development	41,566	31,898	122,354	103,259
Selling, general and administrative	82,101	70,822	247,792	229,952
Fees and expenses related to term loan	642	—	6,489	378
Acquisition and integration costs	2,103	36	35,510	(1,132)
Restructuring and other	1,525	1,364	4,690	4,374
Amortization of intangible assets	17,020	10,695	50,299	32,786
Gain on sale of long-lived assets	(6,773)	—	(6,773)	—
Income from operations	66,820	117,045	153,788	399,975
Interest and other expense, net	11,398	2,529	31,167	10,173

Income before income taxes	55,422	114,516	122,621	389,802
Provision for income taxes	7,994	21,239	24,999	68,542

Net income	$47,428	$93,277	$97,622	$321,260

The following table sets forth capital expenditures by reportable segment for the three and nine months ended September 30, 2019 and 2018:

	Vacuum & Analysis	Light & Motion	Equipment & Solutions	Total
Three Months Ended September 30, 2019:
Capital expenditures	$7,461	$6,767	$2,271	$16,499

Nine Months Ended September 30, 2019:
Capital expenditures	$21,649	$16,859	$6,245	$44,753

Three Months Ended September 30, 2018:
Capital expenditures	$9,532	$5,535	$—	$15,067

Nine Months Ended September 30, 2018:
Capital expenditures	$22,701	$14,184	$—	$36,885

The following table sets forth depreciation and amortization by reportable segment for the three and nine months ended September 30, 2019 and 2018:

	Vacuum & Analysis	Light & Motion	Equipment & Solutions	Total
Three Months Ended September 30, 2019:
Depreciation and amortization	$4,222	$12,992	$9,994	$27,208

Nine Months Ended September 30, 2019
Depreciation and amortization	$12,208	$40,424	$27,231	$79,863

Three Months Ended September 30, 2018:
Depreciation and amortization	$5,083	$14,446	$—	$19,529

Nine Months Ended September 30, 2018:
Depreciation and amortization	$15,180	$44,726	$—	$59,906

Total income tax expense is not presented by reportable segment because the necessary information is not available or used by the CODM.

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
The following table sets forth segment assets by reportable segment:

September 30, 2019:	Vacuum & Analysis	Light & Motion	Equipment & Solutions	Corporate, Eliminations & Other	Total
Segment assets:
Trade accounts receivable	$156,066	$159,061	$40,289	$(27,433)	$327,983
Inventories	221,182	168,597	73,449	35	463,263

Total segment assets	$377,248	$327,658	$113,738	$(27,398)	$791,246

December 31, 2018:	Vacuum & Analysis	Light & Motion	Equipment & Solutions	Corporate, Eliminations & Other	Total
Segment assets:
Trade accounts receivable	$171,604	$140,658	$—	$(16,808)	$295,454
Inventories	222,965	161,658	—	66	384,689

Total segment assets	$394,569	$302,316	$—	$(16,742)	$680,143

The following is a reconciliation of segment assets to consolidated total assets:

	September 30, 2019	December 31, 2018
Total segment assets	$791,246	$680,143
Cash and cash equivalents and investments	485,274	728,461
Other current assets	94,011	65,790
Property, plant and equipment, net	236,124	194,367
Right-of-use asset	67,632	—
Goodwill and intangible assets, net	1,634,971	906,803
Other assets	45,286	38,682

Consolidated total assets	$3,354,544	$2,614,246

Geographic
Information about the Company’s operations in different geographic regions is presented in the tables below. Net revenues to unaffiliated customers are based on the location in which the sale originated.

Transfers between geographic areas are at tax transfer prices and have been eliminated from consolidated net revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues:
United States	$211,116	$243,273	$653,012	$801,811
China	46,679	35,554	140,469	98,631
Korea	41,313	43,468	116,011	164,462
Japan	32,388	38,964	105,485	151,325
Other Asia	77,360	69,782	213,325	215,282
Europe	53,595	56,111	171,820	183,056

	$462,451	$487,152	$1,400,122	$1,614,567

Long-lived assets: (1)	September 30, 2019	December 31, 2018
United States	$171,324	$146,687
Europe	30,514	26,794
Asia	60,072	50,572

	$261,910	$224,053

(1)	Long-lived assets include property, plant and equipment, net and certain other long-term assets, excluding long-term tax related accounts.

3
3

MKS INSTRUMENTS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
Goodwill associated with each of the Company’s reportable segments is as follows:

	September 30, 2019	December 31, 2018
Reportable segment:
Vacuum & Analysis	$195,431	$197,126
Light & Motion	386,848	389,870
Equipment & Solutions	471,812	—

Total goodwill	$1,054,091	$586,996

Worldwide Product Information
The Company groups its product offerings into three groups based upon the similarity of product function as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Advanced Manufacturing Components	$353,639	$426,255	$1,084,107	$1,432,931
Global Service	76,278	60,897	215,260	181,636
Advanced Manufacturing Systems	32,534	—	100,755	—

	$462,451	$487,152	$1,400,122	$1,614,567

Advanced manufacturing components are comprised of product revenues from the Company’s Vacuum & Analysis and Light & Motion segments. Global service is comprised of total service revenues for all three of the Company’s reportable segments. Advanced manufacturing systems is comprised of product revenues for the Company’s Equipment & Solutions segment.
18)	Restructuring and Other

Restructuring
The Company recorded restructuring charges of $1,525 and $2,990 during the three and nine months ended September 30, 2019, respectively, primarily related to severance costs as a result of an organization-wide reduction in workforce, the consolidation of service functions in Asia and the movement of certain products to low cost regions. The Company recorded restructuring charges of $1,364 and $3,374 during the three and nine months ended
September
 30, 2018, respectively, primarily related to severance costs as a result of streamlining and consolidating certain administrative functions.
Restructuring activities were as follows:

	Nine Months Ended September 30,
	2019	2018
Beginning of period restructuring accrual	$2,632	$3,244
Charged to expense	2,990	3,374
Payments and adjustments	(3,074)	(3,963)

End of period restructuring accrual	$2,548	$2,655

Other
We recorded a charge of $1,700 during the nine months ended September 30, 2019 related to a legal settlement from a
contractual obligation we
assumed
as part of our acquisition of Newport
.
We recorded $1,000 of environmental costs during the nine months ended September 30, 2018 related to a U.S. Environmental Protection Agency-designated Superfund site as part of our acquisition of
Newport
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
Discovery in the action is complete. On August 9, 2019, plaintiffs filed a motion for leave to file a third amended complaint, which was denied on October 10, 2019. On
August 23, 2019, defendants filed a motion for summary judgment.
A bench trial is scheduled for
January
 2020.
The Company is subject to various legal proceedings and claims, which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our results of operations, financial condition or cash flows
.
20)	Sale-Leaseback of Long-Lived Assets

In August of 2019,
the Company sold two of its buildings in Boulder, Colorado and has leased-back both buildings for a period of approximately 15 months, and also sold its three buildings in Portland, Oregon and has leased-back these three buildings with various expiration dates through 2020 and 2021. Total net cash proceeds received for these two transactions was
 $41,179 and the Company recognized a net gain on the sale of these long-lived assets of $6,773.

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
We have a diverse base of customers. Approximately 52% and 44% of our net revenues for the nine months ended September 30, 2019 and 2018, respectively, were from sales to customers in our advanced markets. These include, but are not limited to, industrial technologies, life and health sciences, and research and defense.
Approximately 48% and 56% of our net revenues for the nine months ended September 30, 2019 and 2018, respectively, were from sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers.
We expect the relative split in our net revenues between sales to customers in our advanced markets and sales to customers in our semiconductor capital equipment manufacturer and semiconductor device manufacturer markets will be relatively consistent for the foreseeable future, excluding the impact of any future acquisitions.

Net revenues from customers in our advanced markets increased by $12 million, or 5%, for the three months ended September 30, 2019, compared to the same period in the prior year, primarily due to an increase of $42 million from our Equipment & Solutions segment as a result of the ESI Merger. This increase was offset by a decrease of $21 million and $9 million in revenue from customers in our advanced markets, primarily in our industrial technologies market, in our Light & Motion and Vacuum & Analysis segments, respectively.
Net revenues from customers in our advanced markets increased by $38 million, or 5%, for the nine months ended September 30, 2019, compared to the same period in the prior year, primarily due to an increase of $123 million from our Equipment & Solutions segment as a result of the ESI Merger. This increase was offset by a decrease of $49 million and $36 million in revenue from customers in our advanced markets, primarily in our industrial technologies market, in our Light & Motion and Vacuum & Analysis segments, respectively.
Net revenues from semiconductor capital equipment manufacture and semiconductor device manufacture customers decreased by $37 million, or 14%, for the three months ended September 30, 2019, compared to the same period in the prior year. This decrease was comprised of a volume decrease in net semiconductor revenues of $37 million and $7 million in the Vacuum & Analysis and Light & Motion segments, respectively, offset by an increase of $7 million from our Equipment & Solutions segment as a result of the ESI Merger.
Net revenues from semiconductor capital equipment manufacture and semiconductor device manufacture customers decreased by $252 million, or 28%, for the nine months ended September 30, 2019, compared to the same period in the prior year. This decrease was comprised of a volume decrease in net semiconductor revenues of $255 million and $14 million in the Vacuum & Analysis and Light & Motion segments, respectively, offset by an increase of $17 million from our Equipment & Solutions segment as a result of the ESI Merger.
The semiconductor capital equipment industry has been experiencing a moderation in capital spending in the past twelve months and we have seen a similar effect on our semiconductor revenue over the same period. However, while the timing of a full market recovery remains uncertain, we are seeing improving market conditions. The semiconductor capital equipment industry is subject to rapid demand shifts, which are difficult to predict, and we cannot be certain as to the timing or extent of future demand or any future weakness in the semiconductor capital equipment industry.
A significant portion of our net revenues is from sales to customers in international markets. For the nine months ended September 30, 2019 and 2018, international net revenues accounted for approximately 53% and 50% of our total net revenues, respectively. A significant portion of our international net revenues was from China, South Korea, Germany and Japan. We expect that international net revenues will continue to represent a significant percentage of our total net revenues. Long-lived assets located in the United States were $177 million and $147 million, as of September 30, 2019 and December 31, 2018, respectively, excluding goodwill and intangibles, and long-term tax-related
accounts. Long-lived assets located outside of the United States were $91 million and $77 million, as of September 30, 2019 and December 31, 2018, respectively, excluding goodwill and intangibles, and long-term tax-related
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues:
Product	83.5%	87.5%	84.6%	88.7%
Services	16.5	12.5	15.4	11.3

Total net revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product revenues	46.8	45.0	48.0	46.3
Cost of service revenues	8.9	7.4	8.1	6.0

Total cost of revenues (exclusive of amortization shown separately below)	55.7	52.4	56.1	52.3
Gross profit	44.3	47.6	43.9	47.7
Research and development	9.0	6.5	8.8	6.4
Selling, general and administrative	17.8	14.5	17.7	14.2
Fees and expenses related to term loan	0.1	—	0.5	—
Acquisition and integration costs	0.5	—	2.5	(0.1)
Restructuring and other	0.3	0.3	0.3	0.3
Amortization of intangible assets	3.7	2.2	3.6	2.0
Gain on sale of long-lived assets	(1.5)	—	(0.5)	—

Income from operations	14.4	24.1	11.0	24.9
Interest income	0.3	0.3	0.3	0.2
Interest expense	2.9	0.8	2.5	0.8
Other (income) expense, net	(0.2)	0.1	—	0.1

Income from operations before income taxes	12.0	23.5	8.8	24.2
Provision for income taxes	1.7	4.4	1.8	4.3

Net income	10.3%	19.1%	7.0%	19.9%

Net Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2019	2018	2019	2018
Product	$386.2	$426.3	$1,184.9	$1,432.9
Service	76.3	60.9	215.2	181.7

Total net revenues	$462.5	$487.2	$1,400.1	$1,614.6

Product revenues decreased $40.1 million and $248.0 million during the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year. These decreases were attributed to a decrease in net product revenues from our semiconductor customers, primarily due to lower volume, of $33.9 million and $247.0 million, respectively, for the same periods, and a decrease in net product revenues from customers in our advanced markets of $6.2 million and $1.0 million, for the same periods. The decreases in product revenues from semiconductor customers for the MKS business, excluding the impact of the ESI Merger (the “legacy MKS business”), for the three and nine months ended September 30, 2019, were $40.8 million, compared to the same periods in the prior year and $264.1 million, respectively, offset by increases in product revenues from our semiconductor customers of $6.9 million and $17.1 million, respectively, for the same periods, from the Equipment & Solutions segment as a result of the ESI Merger. The decreases in product revenues from customers in advanced markets for the legacy MKS business for the three and nine month periods ended September 30, 2019, compared to the same periods in the prior year, were $31.9 million and $84.6 million, respectively, mainly due to decreases in the industrial technologies market, which we believe has been negatively impacted by the general trade tensions between the U.S. and China as a result of increasing tariffs and other trade restrictions and a softening in consumer electronics demand. These decreases were offset by increases in product revenues from customers in our advanced markets of $25.7 million and $83.6 million, for the three and nine months ended September 30, 2019, respectively, from the Equipment & Solutions segment as a result of the ESI Merger.

Service revenues consisted mainly of fees for services related to the maintenance and repair of our products, sales of spare parts, and installation and training. Service revenues increased $15.4 million and $33.5 million during the three and nine month periods ended September 30, 2019, respectively, compared to the same periods in the prior year. These increases were primarily attributed to increases in service revenues from customers in our advanced markets of $16.8 million and $39.6 million for the three and nine months ended September 30, 2019, respectively, from the Equipment & Solutions segment as a result of the ESI Merger.
Total international net revenues, including product and service, were $251.3 million and $747.1 million for the three and nine months ended September 30, 2019, respectively, compared to $243.9 million and $812.8 million for the three and nine months ended September 30, 2018, respectively. The increase of $7.4 million for the three months ended September 30, 2019, compared to the same period in the prior year, was primarily due to an increase in net revenues from China, primarily as a result of the ESI Merger. The decrease of $65.7 million for the nine months ended September 30, 2019, was primarily due to decreases in net revenues in South Korea and Japan, primarily due to decreases in semiconductor revenues for our Vacuum & Analysis segment, partially offset by an increase in net revenues from China, as a result of the ESI Merger.
The following table sets forth our net revenues by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2019	2018	2019	2018
Net revenues:
Vacuum & Analysis	$240.7	$286.1	$710.7	$1,002.7
Light & Motion	172.5	201.1	549.0	611.9
Equipment & Solutions	49.3	—	140.4	—

Total net revenues	$462.5	$487.2	$1,400.1	$1,614.6

Net revenues from our Vacuum & Analysis segment decreased $45.4 million and $292.0 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year, due to decreases in net revenues from semiconductor customers of $36.0 million and $255.5 million for the three and nine months ended September 30, 2019, respectively, and decreases in net revenues from customers in our advanced markets of $9.4 million and $36.5 million for the three and nine months ended September 30, 2019, respectively, primarily from customers in our industrial technologies market.
Net revenues from our Light & Motion segment decreased $28.6 million and $62.9 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year. The decreases were primarily attributed to decreases in net revenues from customers in our advanced markets of $21.2 million and $49.1 million for the three and nine months ended September 30, 2019, respectively, primarily from customers in our industrial technologies market. The remainder of the decreases were attributed to decreases in net revenues from semiconductor customers of $7.4 million and $13.8 million for the three and nine months ended September 30, 2019, respectively.
Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Points Change	2019	2018	% Points Change
Gross profit as a percentage of net revenues:
Product	44.0%	48.5%	(4.5)%	43.3%	47.8%	(4.5)%
Service	46.0	40.9	5.1	47.1	46.3	0.8

Total gross profit	44.3%	47.6%	(3.3)%	43.9%	47.7%	(3.8)%

Gross profit as a percentage of net product revenues decreased by 4.5 percentage points for both the three and nine months ended September 30, 2019, compared to the same periods in the prior year, primarily due to lower factory utilization and lower revenue volumes, partially offset by favorable product mix.
Gross profit as a percentage of net service revenues increased by 5.1 percentage points and 0.8 percentage points for the three and nine month periods ended September 30, 2019, respectively, compared to the same periods in the prior year, primarily due to favorable absorption and favorable product mix, partially offset by higher material costs.

The following table sets forth gross profit as a percentage of net revenues by reportable segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Points Change	2019	2018	% Points Change
Gross profit as a percentage of net revenues:
Vacuum & Analysis	42.7%	46.4%	(3.7)%	42.6%	46.1%	(3.5)%
Light & Motion	46.3	49.2	(2.9)	46.9	50.2	(3.3)
Equipment & Solutions	45.2	—	100.0	38.1	—	100.0

Total gross profit	44.3%	47.6%	(3.3)%	43.9%	47.7%	(3.8)%

Gross profit for our Vacuum & Analysis segment decreased by 3.7 and 3.5 percentage points for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year, primarily due to lower factory utilization, higher material costs and lower revenue volumes.
Gross profit for our Light & Motion segment decreased by 2.9 and 3.3 percentage points for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year, primarily due to lower factory utilization, lower revenue volumes and unfavorable product mix.
Gross profit for our Equipment & Solutions segment was 45.2% and 38.1% for the three and nine months ended September 30, 2019, respectively. The nine months ended September 30, 2019 includes the inventory step-up
adjustment to fair value from purchase accounting of $7.6 million. Excluding this adjustment, the gross margin for the nine months ended September 30, 2019 would have been 43.6% for this period.
Research and Development

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2019	2018	2019	2018
Research and development expenses	$41.6	$31.9	$122.4	$103.3

Research and development expenses increased $9.7 million for the three months ended September 30, 2019, compared to the same period in the prior year, primarily due to $7.2 million from the ESI Merger, which primarily included $4.5 million of compensation-related expenses, $1.1 million of project materials and $0.8 million of depreciation expense, and an increase of $2.3 million of project materials related to the legacy MKS business.
Research and development expenses increased $19.1 million for the nine months ended September 30, 2019, compared to the same period in the prior year, primarily due to $18.7 million from the ESI Merger, which primarily included $12.2 million of compensation-related expenses, $2.4 million of project materials, $2.2 million of depreciation expense and $1.0 million of occupancy costs, and an increase of $1.8 million of project materials related to the legacy MKS business.
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

Selling, General and Administrative

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2019	2018	2019	2018
Selling, general and administrative expenses	$82.1	$70.8	$247.8	$230.0

Selling, general and administrative expenses increased by $11.3 million for the three months ended September 30, 2019, compared to the same period in the prior year. This increase was primarily attributed to $9.6 million from the ESI Merger, which primarily included $6.1 million of compensation-related expense, $1.0 million of depreciation expense, $0.7 million of travel and entertainment expense and $0.4 million of commissions expense. The increase was also attributed to an increase of $1.3 million of compensation-related expense, $0.8 million of information technology related expenses and $0.6 million of bad debt expense related to the legacy MKS business.
Selling, general and administrative expenses increased by $17.8 million for the nine months ended September 30, 2019, compared to the same period in the prior year. This increase was primarily attributed to $27.9 million from the ESI Merger, which primarily included $17.6 million of compensation-related expense, $3.1 million of depreciation expense, $1.7 million of travel and entertainment expense and $1.7 million of consulting and professional fees. The increase was also attributed to an increase of $1.5 million of information technology related expenses, partially offset by a decrease of $9.8 million of compensation-related expense and $1.7 million of depreciation expense, related to the legacy MKS business.
Fees and Expenses Related to Incremental Term Loan Facility

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2019	2018	2019	2018
Fees and expenses related to term loan	$0.6	$—	$6.5	$0.4

We recorded fees and expenses during the three and nine months ended September 30, 2019, related to Amendment No. 6 which included the fifth repricing of our Term Loan Facility and the combination of the two existing tranches of our Term Loan Facility with a maturity date in February 2026. We also recorded fees and expenses during the nine months ended September 30, 2019 related to Amendment No. 5, which established a second tranche for our term loan commitment in the original principal amount of $650 million. We recorded fees and expenses during the nine months ended September 30, 2018 related to the fourth repricing of our 2016 Term Loan Facility.
Acquisition and Integration Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2019	2018	2019	2018
Acquisition and integration costs	$2.1	$—	$35.5	$(1.1)

We recorded acquisition and integration costs related to the ESI Merger, which closed on February 1, 2019, during the three and nine months ended September 30, 2019. These costs consisted primarily of compensation costs for certain executives from ESI who had change in control provisions in their respective ESI employment agreements that were accounted for as dual-trigger arrangements and other stock vesting accelerations, as well as consulting and professional fees associated with the ESI Merger.
During the three and nine months ended September 30, 2018, we reversed a portion of acquisition and integration costs recognized during previous periods related to the acquisition of Newport Corporation in April 2016 (the “Newport Merger”), related to severance agreement provisions that were not met.

Restructuring and Other

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2019	2018	2019	2018
Restructuring and other	$1.5	$1.4	$4.7	$4.4

We recorded restructuring costs during the three and nine months ended September 30, 2019, which consisted primarily of severance costs related to an organization-wide reduction in workforce, the consolidation of service functions in Asia and the movement of certain products to low cost regions. We also recorded expense during the nine months ended September 30, 2019 related to a legal settlement from a contractual obligation we assumed as part of the Newport Merger.
Restructuring costs during the three and nine months ended September 30, 2018 were primarily comprised of severance costs related to transferring a portion of our shared services functions to a third party as well as the consolidation of certain shared service functions in Asia. We also recorded environmental costs during the nine months ended September 30, 2018, related to an Environmental Protection Agency-designated Superfund site, which was acquired as part of the Newport Merger.
Amortization of Intangible Assets

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2019	2018	2019	2018
Amortization of intangible assets	$17.0	$10.7	$50.3	$32.8

Amortization of intangible assets increased by $6.3 million and $17.5 million during the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year, primarily due to the amortization of intangible assets acquired as part of the ESI Merger.
Interest Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2019	2018	2019	2018
Interest expense, net	$12.3	$2.2	$31.0	$9.0

Interest expense, net, increased by $10.1 million and $22.0 million for the three and nine months ended September 30, 2019, respectively, primarily due to interest expense related to Amendment No. 5 as described below.
Other Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2019	2018	2019	2018
Other (income) expense, net	$(0.9)	$0.3	$0.2	$1.2

The changes in other (income) expense, net, for the three and nine months ended September 30, 2019, respectively, compared to the same periods in the prior year, primarily related to changes in foreign exchange rates.
Provision for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2019	2018	2019	2018
Provision for income taxes	$8.0	$21.2	$25.0	$68.5

Our effective tax rates for the three and nine months ended September 30, 2019 were 14.4% and 20.4%, respectively. Our effective tax rates for the three and nine months ended September 30, 2019, and related income tax expense, were lower than the U.S. statutory tax rate due to the deduction for foreign derived intangible income, the geographic mix of income earned by our international subsidiaries being taxed at rates lower than the U.S. statutory tax rate and the impact of various tax credits, offset by the global intangible low-taxed
income inclusion and a correction of an
out-of-period
error with respect to deferred tax assets related to limitations on the deduction of executive compensation in the amount of $5.0 million. This correction, which was recorded during the quarter ended June 30, 2018, but should have been recorded during the three months ended September 30, 2018, increased our effective tax rate for the three and six months ended June 30, 2019 and the nine months ended September 30, 2019 by 9.8%, 7.5% and 3.8%, respectively. The error and subsequent adjustment were not material to prior or current interim and annual financial statements.
Our effective tax rates for the three and nine months ended September 30, 2018 were 18.5% and 17.6%, respectively. Our effective tax rates for the three and nine months September 30, 2018, and related income tax expense, were lower than the U.S. statutory rate due to foreign earnings taxed at lower rates, windfall benefits of stock compensation and the deduction for foreign derived intangible income, offset by the tax effect of the provision for global intangible low taxed income inclusion and state income taxes.
As of September 30, 2019, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $41.2 million. At December 31, 2018, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $32.7 million. The net increase is primarily attributable to the addition of historical gross unrecognized tax benefits for ESI as a result of the ESI Merger during the quarter ended March 31, 2019. As of September 30, 2019, excluding interest and penalties, there were approximately $33.4 million of net unrecognized tax benefits that, if recognized, would impact our annual effective tax rate. We accrue interest and, if applicable, penalties for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. As of September 30, 2019 and December 31, 2018, we had accrued interest on unrecognized tax benefits of approximately $0.6 million and $0.6 million, respectively.
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
Our future effective tax rate depends on various factors, including further interpretations and guidance from U.S. federal and state governments on the impact of the enactment of the Tax Cuts and Jobs Act, the adoption of the proposed regulations on the foreign derived intangible income and additional regulations on the global intangible low-taxed
income provision, as well as the geographic composition of our pre-tax
income, and changes in income tax reserves for unrecognized tax benefits. We monitor these factors and timely adjust our estimates of the effective tax rate accordingly. We expect that the geographic mix of pre-tax
income will continue to have a favorable impact on our effective tax rate, however the geographic mix of pre-tax
income can change based on multiple factors resulting in changes to the effective tax rate in future periods. While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from our accrued positions as a result of uncertain and complex application of tax law and regulations. Additionally, the recognition and measurement of certain tax benefits include estimates and judgment by management. Accordingly, we could record additional provisions or benefits for U.S. federal, state, and foreign tax matters in future periods as new information becomes available.
Liquidity and Capital Resources
Cash and cash equivalents and short-term marketable investments totaled $475.1 million at September 30, 2019, compared to $718.2 million at December 31, 2018. This decrease primarily related to the use of $406.0 million of cash to fund the payment of a portion of the purchase price for ESI on February 1, 2019.
Net cash provided by operating activities was $167.2 million for the nine months ended September 30, 2019 and resulted from net income of $97.6 million, which included non-cash
charges of $139.5 million, offset by a net increase in working capital of $69.9 million. The net increase in working capital was due to an increase in inventories of $25.8 million, a decrease in accounts payable of $24.0 million, an increase in other current and non-current
assets of $18.2 million, a decrease in accrued compensation of $13.4 million, a decrease in income taxes of $0.8 million, offset by a decrease in trade accounts receivable of $9.3 million and an increase in other current and non-current
liabilities of $3.0 million.

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
non-current
liabilities of $8.9 million.
Net cash used in investing activities was $907.7 million for the nine months ended September 30, 2019 and was primarily due to the payment of a portion of the purchase price for the ESI Merger of $988.6 million and purchases of production-related equipment of $44.7 million, offset by net sales and maturities of short-term investments of $84.4 million and proceeds from the sale of long-lived assets of $41.2 million. Net cash used in investing activities was $47.4 million for the nine months ended September 30, 2018, due to the purchases of production-related equipment of $36.9 million and net purchases of short-term investments of $10.5 million.
Net cash provided by financing activities was $490.0 million for the nine months ended September 30, 2019 and was primarily from net proceeds of $534.3 million, mainly from our 2019 Incremental Term Loan Facility, as described below, used to finance the ESI Merger, offset by dividend payments made to common stockholders of $32.6 million and net payments related to tax payments for employee stock awards of $11.7 million. Net cash used in financing activities was $167.5 million for the nine months ended September 30, 2018, and resulted from the repurchase of common stock of $75.0 million, partial repayment of our Term Loan Facility of $50.0 million, dividend payments made to common stockholders of $31.6 million and net payments related to tax payments for employee stock awards of $13.6 million, partially offset by net borrowings relating to our lines of credit of $2.7 million.
On July 25, 2011, our Board of Directors approved a share repurchase program for the repurchase of up to an aggregate of $200 million of our outstanding common stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means. The timing and quantity of any shares repurchased depends upon a variety of factors, including business conditions, stock market conditions and business development activities, including but not limited to merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice. We have repurchased approximately 2,588,000 shares of common stock for approximately $127.0 million pursuant to the program since its adoption. During the nine months ended September 30, 2019, there were no repurchases of common stock. During the three and nine months ended September 30, 2018, we repurchased approximately 818,000 shares of our common stock for $75.0 million, for an average of $91.67 per share.
Holders of our common stock are entitled to receive dividends when and if they are declared by our Board of Directors. In addition, we accrue dividend equivalents on the restricted stock units we assumed in the ESI Merger when dividends are declared by our Board of Directors. Our Board of Directors declared a cash dividend of $0.20 per share during each of the first, second and third quarters of 2019, respectively, which totaled $32.6 million, or $0.60 per share. Our Board of Directors declared a cash dividend of $0.18 per share during the first quarter of 2018 and $0.20 per share during the second and third quarters of 2018, which totaled $31.6 million, or $0.58 per share.
On October 28, 2019, our Board of Directors declared a quarterly cash dividend of $0.20 per share to be paid on December 6, 2019 to shareholders of record as of November 25, 2019. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of our Board of Directors. In addition, under the terms of the Term Loan Facility and ABL Facility, each as defined below, we may be restricted from paying dividends under certain circumstances.
Term Loan Credit Agreement
In connection with the completion of the Newport Merger in April 2016, we entered into a term loan credit agreement (the “Credit Agreement”) with Barclays Bank PLC, as administrative agent and collateral agent, and the lenders from time to time party thereto (the “Lenders”), that provided senior secured financing in the original principal amount of $780.0 million (the “2016 Term Loan Facility”), subject to increase at the Company’s option and subject to receipt of lender commitments in accordance with the Credit Agreement (the 2016 Term Loan Facility, together with the 2019 Incremental Term Loan Facility and 2019 Term Loan Refinancing Facility (each as defined below), the “Term Loan Facility”). Prior to the effectiveness of Amendment No. 6 (as defined below), the 2016 Term Loan Facility had a maturity date of April 29, 2023. As of September 30, 2019, borrowings under the Term Loan Facility bear interest per annum at one of the following rates selected by the Company: (a) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the “prime rate” quoted in
The Wall Street Journal,
(3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%, and (4) a floor of 1.75%, plus, in each case, an applicable margin; or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, subject to a LIBOR rate floor of 0.0%, plus an applicable margin. The Company has elected the interest rate as described in clause (b). The Credit Agreement provides that, unless an alternate rate of interest is agreed, all loans will be determined by reference to the base rate if the LIBOR rate cannot be ascertained, if regulators impose material restrictions on the authority of a lender to make LIBOR rate loans, or for other reasons. The 2016 Term Loan Facility was issued with original issue discount of 1.00% of the principal amount thereof.

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
On September 30, 2016, we entered into an interest rate swap agreement, which has a maturity date of September 30, 2020, to fix the rate on $335.0 million of the then-outstanding balance of the 2016 Term Loan Facility. The rate was fixed at 1.198% per annum plus the applicable credit spread, which was 1.75% at September 30, 2019. At September 30, 2019, the notional amount of this transaction was $250.0 million and it had a fair value asset of $1.2 million.
We incurred $28.7 million of deferred finance fees, original issue discount and repricing fees related to the term loans under the 2016 Term Loan Facility, which are included in long-term debt in the accompanying consolidated balance sheets and are being amortized to interest expense over the estimated life of the term loans using the effective interest method.
On February 1, 2019, in connection with the completion of the ESI Merger, we entered into an amendment (“Amendment No. 5”) to the Credit Agreement. Amendment No. 5 provided an additional tranche
 B-5
term loan commitment in the original principal amount of $650.0 million (the “2019 Incremental Term Loan Facility”), all of which was drawn down in connection with the closing of the ESI Merger. Pursuant to Amendment No. 5, we also effectuated certain amendments to the Credit Agreement which make certain of the negative covenants and other provisions less restrictive. Prior to the effectiveness of Amendment No. 6 (as defined below), the 2019 Incremental Term Loan Facility had a maturity date of February 1, 2026 and bore interest at a rate per annum equal to, at our option, a base rate or LIBOR rate (as described above) plus, in each case, an applicable margin equal to 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings. The 2019 Incremental Term Loan Facility was issued with original issue discount of 1.00% of the principal amount thereof.
On April 3, 2019, we entered into an interest rate swap agreement, which has a maturity date of March 31, 2023, to fix the rate on $300.0 million of the then-outstanding balance of the 2019 Incremental Term Loan Facility. The rate was fixed at 2.309% per annum plus the applicable credit spread, which was 1.75% at September 30, 2019. At September 30, 2019, the notional amount of this transaction was $300.0 million and it had a fair value liability of $8.1 million.
We incurred $11.4 million of deferred finance fees and original issue discount fees related to the term loans under the 2019 Incremental Term Loan Facility, which are included in long-term debt in the accompanying consolidated balance sheets and are being amortized to interest expense over the estimated life of the term loans using the effective interest method.
On September 27, 2019, we entered into an amendment (“Amendment No. 6”) to the Credit Agreement. Amendment No. 6 refinanced all existing loans outstanding under the 2016 Term Loan Facility and 2019 Incremental Term Loan Facility (“Existing Term Loans”) for a tranche
B-6
term loan commitment in the original principal amount of $896.8 million (“2019 Term Loan Refinancing Facility”). Each lender of the Existing Term Loans who elected to participate in the 2019 Term Loan Refinancing Facility was deemed to have exchanged the aggregate outstanding principal amount of its Existing Term Loans outstanding under the Credit Agreement for an equal aggregate principal amount of tranche
B-6
term loans under the 2019 Term Loan Refinancing Facility. On the effective date of Amendment No. 6 and immediately prior to the exchanges described above, we made a voluntary prepayment of $50.0 million, which was applied to the Existing Term Loans on a pro rata basis.
We incurred $2.2 million of original issue discount fees related to the term loans under the 2019 Term Loan Refinancing Facility, which are included in long-term debt in the accompanying consolidated balance sheets and are being amortized to interest expense over the estimated life of the term loans using the effective interest method.
As of September 30, 2019, the remaining balance of deferred finance fees and original issue discount of the Term Loan Facility was $12.3 million. A portion of the deferred finance fees and original issue discount have been accelerated in connection with the various debt prepayments and extinguishments during 2016, 2017, 2018 and 2019.
The 2019 Term Loan Refinancing Facility matures on February 2, 2026, and bears interest at a rate per annum equal to, at our option, a base rate or LIBOR rate (as described above) plus, in each case, an applicable margin equal to 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings. The 2019 Term Loan Refinancing Facility was issued with original issue discount of 0.25% of the principal amount thereof.
We are required to make scheduled quarterly payments each equal to 0.25% of the original principal amount of the 2019 Term Loan Refinancing Facility with the balance due on February 2, 2026. If, on or prior to the date that is six months after the closing date of Amendment No. 6, we prepay any loans under the 2019 Term Loan Refinancing Facility in connection with a repricing transaction, we must pay a prepayment premium of 1.00% of the aggregate principal amount of the loans so prepaid.
As of September 30, 2019, after total principal prepayments of $525.0 million (which includes a $50.0 million prepayment made during the three months ended September 30, 2019) and regularly scheduled principal payments of $10.4 million, the total outstanding principal balance of the Term Loan Facility was $894.6 million and the interest rate was 3.59%.

Under the Credit Agreement, we are required to prepay outstanding term loans, subject to certain exceptions, with portions of our annual excess cash flow as well as with the net cash proceeds of certain of our asset sales, certain casualty and condemnation events and the incurrence or issuance of certain debt. As a result of our current total leverage ratio, we are not required to make a prepayment of excess cash flow for the period ended September 30, 2019.
All obligations under the Term Loan Facility are guaranteed by certain of our domestic subsidiaries, and are collateralized by substantially all of our assets and the assets of such subsidiaries, subject to certain exceptions and exclusions.
The Credit Agreement contains customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. If an event of default occurs, the Lenders under the Term Loan Facility will be entitled to take various actions, including the acceleration of amounts due under the Term Loan Facility and all actions generally permitted to be taken by a secured creditor. At September 30, 2019, we were in compliance with all covenants under the Credit Agreement.
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
Sale of Long-Lived Assets
In August of 2019, we sold two of our buildings in Boulder, Colorado and three of our buildings in Portland, Oregon. Total net cash proceeds received for these two transactions was $41.2 million and we recognized a net gain on the sale of these long-lived assets of $6.8 million.

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
Contractual Obligations
Other than the 2019 Incremental Term Loan Facility for $650.0 million and the 2019 Term Loan Refinancing Facility described above, there have been no other changes outside the ordinary course of business to our contractual obligations as disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2018.
Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU
2018-15,
“Intangibles-Goodwill and
Other-Internal-Use
Software (Subtopic
350-40):
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use
software (and hosting arrangements that include an
internal-use
software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments to this update. This standard is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the requirements of this ASU and the impact of pending adoption on our consolidated financial statements.
In June 2016, the FASB issued ASU
2016-13,
“Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This standard introduced the expected credit losses methodology for the measurement of credit losses on financial assets that are not measured at fair value through net income and replaces today’s “incurred loss” model with an “expected credit loss” model that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of the asset. There have been several consequential subsequent amendments to this standard. This standard is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the requirements of this ASU and the impact of pending adoption on our consolidated financial statements.
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information concerning market risk is contained in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form
10-K
for the year ended December 31, 2018 filed with the Securities and Exchange Commission on February 26, 2019. As of September 30, 2019, there were no material changes in our exposure to market risk from December 31, 2018.
ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules
13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On July 27, 2017, plaintiffs filed a second amended complaint containing substantially similar allegations but naming only Newport’s former directors as defendants. On August 8, 2017, the Court dismissed the Company and Newport from the action. The second amended complaint seeks monetary damages, including pre-
 and post-judgment interest. The Court granted a motion for class certification on September 27, 2018, appointing Mr. Pincon and Locals 302 and 612 of the International Union of Operating Engineers - Employers Construction Industry Retirement Trust as class representatives. On June 11, 2018, plaintiff Dixon Chung was voluntarily dismissed from the litigation. On May 1, 2019, the Court granted the defendants’ motion to strike plaintiffs’ jury demand and determined that the case will be tried by the Court, and not a jury. Discovery in the action is complete. On August 9, 2019, plaintiffs filed a motion for leave to file a third amended complaint, which was denied on October 10, 2019. On August 23, 2019, defendants filed a motion for summary judgment. A bench trial is scheduled for January 2020.
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
10-K
for the year ended December 31, 2018 and a supplemental risk factor described in our Quarterly Report on Form
10-Q
for the quarter ended June 30, 2019.

ITEM 6.	EXHIBITS.

Exhibit No.	Exhibit Description

+3.1 (1)	Restated Articles of Organization of the Registrant

+3.2 (2)	Articles of Amendment to Restated Articles of Organization of the Registrant, as filed with the Secretary of State of Massachusetts on May 18, 2001

+3.3 (3)	Articles of Amendment to Restated Articles of Organization of the Registrant, as filed with the Secretary of State of Massachusetts on May 16, 2002

+3.4 (4)	Amended and Restated By-Laws of the Registrant

+ 10.1 (5)
Amendment No. 6 to Term Loan Credit Agreement, dated as of September 27, 2019, by and among the Registrant, the other loan parties thereto, Barclays Bank PLC, as administrative agent, collateral agent and fronting bank and each participating lender party thereto.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

+	Previously filed

(1)	Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-49738), filed with the Securities and Exchange Commission on November 13, 2000.

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

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-23621), filed with the Securities and Exchange Commission on May 6, 2014.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2019

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MKS INSTRUMENTS, INC.

Date: November 6, 2019	By:	/s/ Seth H. Bagshaw
Seth H. Bagshaw
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)