Form 10-Q
period 2020-06-30
MKS INSTRUMENTS INC
filed 2020-08-03
CIK 1049502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of July 27, 2020, the registrant had 55,125,265 shares of common stock outstanding.

MKS INSTRUMENTS, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MKS INSTRUMENTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

(Unaudited)

ASSETS	June 30, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$428.9	$414.6
Short-term investments	178.1	109.4
Trade accounts receivable, net of allowance for doubtful accounts of $1.9 and $1.8 at June 30, 2020 and December 31, 2019, respectively	381.1	341.1
Inventories	490.2	462.1
Other current assets	91.5	106.3
Total current assets	1,569.8	1,433.5

Property, plant and equipment, net	248.4	241.9
Right-of-use asset	174.3	64.5
Goodwill	1,058.1	1,058.5
Intangible assets, net	534.4	564.6
Long-term investments	6.0	5.8
Other assets	40.1	47.5
Total assets	$3,631.1	$3,416.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$11.3	$12.1
Accounts payable	105.0	88.4
Accrued compensation	104.3	100.9
Income taxes payable	16.0	15.4
Lease liability	16.7	20.6
Deferred revenue and customer advances	28.7	21.5
Other current liabilities	69.6	58.8
Total current liabilities	351.6	317.7

Long-term debt, net	818.6	871.7
Non-current deferred taxes	71.0	72.4
Non-current accrued compensation	43.6	43.9
Non-current lease liability	162.3	44.8
Other liabilities	57.4	42.5
Total liabilities	1,504.5	1,393.0
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred Stock, $0.01 par value per share, 2,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, no par value, 200,000,000 shares authorized; 55,078,833 and 54,596,183 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	0.1	0.1
Additional paid-in capital	858.7	864.3
Retained earnings	1,302.0	1,181.2
Accumulated other comprehensive loss	(34.2)	(22.3)
Total stockholders’ equity	2,126.6	2,023.3
Total liabilities and stockholders’ equity	$3,631.1	$3,416.3

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INSTRUMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in millions, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenues:
Products	$473.0	$401.3	$934.2	$798.7
Services	71.3	72.8	145.8	139.0
Total net revenues	544.3	474.1	1,080.0	937.7
Cost of revenues:
Cost of products	258.0	226.2	514.1	455.9
Cost of services	40.0	36.9	80.0	72.6
Total cost of revenues (exclusive of amortization shown separately below)	298.0	263.1	594.1	528.5
Gross profit	246.3	211.0	485.9	409.2
Research and development	42.8	41.9	85.2	80.8
Selling, general and administrative	86.1	83.2	173.3	165.7
Acquisition and integration costs	0.7	3.2	2.9	33.4
Restructuring and other	3.3	1.2	3.7	3.2
Amortization of intangible assets	13.8	17.6	30.1	33.3
Asset impairment	—	—	1.2	—
COVID-19 related net credits	(1.2)	—	(1.2)	—
Fees and expenses related to repricing of Term Loan	—	—	—	5.8
Income from operations	100.8	63.9	190.7	87.0
Interest income	0.3	1.4	1.0	3.1
Interest expense	7.2	12.7	16.1	21.8
Other expense, net	1.5	0.8	1.9	1.1
Income before income taxes	92.4	51.8	173.7	67.2
Provision for income taxes	18.7	14.1	30.9	17.0
Net income	$73.7	$37.7	$142.8	$50.2
Other comprehensive income, net of tax:
Changes in value of financial instruments designated as cash flow hedges	$(1.0)	$(7.8)	$(7.0)	$(7.8)
Foreign currency translation adjustments	6.2	0.6	(5.0)	(3.7)
Net actuarial loss on pension and post-retirement benefits	(0.1)	—	—	—
Unrealized (loss) gain on investments	—	(0.1)	0.1	(0.1)
Total comprehensive income	$78.8	$30.4	$130.9	$38.6
Net income per share:
Basic	$1.34	$0.69	$2.60	$0.92
Diluted	$1.33	$0.69	$2.58	$0.91
Weighted average common shares outstanding:
Basic	55.1	54.8	55.0	54.5
Diluted	55.3	55.1	55.3	55.0

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INSTRUMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except share and per share data)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income/(Loss)	Equity
Balance at December 31, 2019	54,596,183	$0.1	$864.3	$1,181.2	$(22.3)	$2,023.3
Net issuance under stock-based plans	276,800		(20.4)			(20.4)
Stock-based compensation			8.5			8.5
Cash dividend ($0.20 per common share)				(11.0)		(11.0)
Comprehensive income (net of tax):
Net income				69.1		69.1
Other comprehensive loss					(17.0)	(17.0)
Balance at March 31, 2020	54,872,983	0.1	852.4	1,239.3	(39.3)	2,052.5
Net issuance under stock-based plans	205,850		(0.5)			(0.5)
Stock-based compensation			6.8			6.8
Cash dividend ($0.20 per common share)				(11.0)		(11.0)
Comprehensive income (net of tax):
Net income				73.7		73.7
Other comprehensive income					5.1	5.1
Balance at June 30, 2020	55,078,833	$0.1	$858.7	$1,302.0	$(34.2)	$2,126.6

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income/(Loss)	Equity
Balance at December 31, 2018	54,039,554	$0.1	$793.9	$1,084.8	$(5.6)	$1,873.2
Net issuance under stock-based plans	192,218		22.5			22.5
Stock-based compensation			27.8			27.8
Cash dividend ($0.20 per common share)				(10.8)		(10.8)
Comprehensive income (net of tax):
Net income				12.4		12.4
Other comprehensive loss					(4.3)	(4.3)
Balance at March 31, 2019	54,231,772	0.1	844.2	1,086.4	(9.9)	1,920.8
Net issuance under stock-based plans	247,920		(2.1)			(2.1)
Stock-based compensation			7.2			7.2
Cash dividend ($0.20 per common share)				(10.9)		(10.9)
Stock dividends accrued			0.2	(0.2)		—
Comprehensive income (net of tax):
Net income				37.7		37.7
Other comprehensive loss					(7.3)	(7.3)
Balance at June 30, 2019	54,479,692	$0.1	$849.5	$1,113.0	$(17.2)	$1,945.4

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INSTRUMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows provided by operating activities:
Net income	$142.8	$50.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52.5	52.7
Amortization of inventory step-up adjustment to fair value	—	7.6
Amortization of debt issuance costs, original issue discount and soft call premium	1.6	2.9
Stock-based compensation	15.3	34.8
Provision for excess and obsolete inventory	12.9	12.1
Provision (recovery) for doubtful accounts	0.2	(0.7)
Deferred income taxes	3.4	(2.6)
Asset impairment	1.2	—
Other	0.3	0.9
Changes in operating assets and liabilities, net of business acquired:
Trade accounts receivable	(41.3)	27.2
Inventories	(41.5)	(30.8)
Income taxes	8.9	(3.9)
Other current and non-current assets	16.3	(0.9)
Accrued compensation	2.9	(17.8)
Other current and non-current liabilities	21.7	(0.4)
Accounts payable	16.7	(24.7)
Net cash provided by operating activities	213.9	106.6

Cash flows used in investing activities:
Acquisition of business, net of cash acquired	—	(988.6)
Purchases of investments	(194.5)	(117.9)
Maturities of investments	97.3	40.4
Sales of investments	28.7	157.7
Purchases of property, plant and equipment	(30.9)	(28.2)
Net cash used in investing activities	(99.4)	(936.6)

Cash flows (used in) provided by financing activities:
Net proceeds from short and long-term borrowings	16.7	640.9
Payments on short and long-term borrowings	(72.0)	(53.6)
Net payments related to employee stock awards	(20.9)	(11.0)
Dividend payments	(22.0)	(21.7)
Net cash (used in) provided by financing activities	(98.2)	554.6
Effect of exchange rate changes on cash and cash equivalents	(2.0)	(2.0)
Increase (decrease) in cash and cash equivalents	14.3	(277.4)
Cash and cash equivalents at beginning of period	414.6	644.3
Cash and cash equivalents at end of period	$428.9	$366.9

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share and per share data)

1)	Basis of Presentation

The terms “MKS” and the “Company” refer to MKS Instruments, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim financial data as of June 30, 2020, and for the three and six months ended June 30, 2020 are unaudited; however, in the opinion of MKS, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet presented as of December 31, 2019 has been derived from the consolidated audited financial statements as of that date. The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by United States generally accepted accounting principles (“U.S. GAAP”). The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the MKS Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on February 28, 2020.

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

While the Company’s operations and financial performance in certain areas of its business have been negatively impacted by the coronavirus (“COVID-19”) pandemic, the impact to the Company’s financial results for the first half of 2020 was minimal due to the strong demand for its products from its semiconductor customers. The extent to which the COVID-19 pandemic impacts the Company’s financial results and operations for the remainder of 2020 and beyond will depend on future developments that are highly uncertain and cannot be predicted at this time. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740).” This standard simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This standard is effective for annual periods beginning after December 15, 2021, including interim periods within those fiscal years beginning after December 15, 2022. The Company evaluated the requirements of this ASU and the impact of pending adoption on the Company’s consolidated financial statements. The Company does not expect that the impact of this ASU will be material to its financial position, results of operations and cash flows.

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

The Company has various operating leases for real estate and non-real estate items. The non-real estate leases are mainly comprised of automobiles but also include office equipment and other lower-valued items. The Company does not have any finance leases.

Some of the Company’s real estate lease agreements include Company options to either extend and/or terminate the lease. The cost of these options is included in our operating lease liabilities to the extent that such options are reasonably certain of being exercised. Leases with renewal options allow the Company to extend the lease term typically between 1 to 10 years. When determining the lease term, renewal options reasonably certain of being exercised are included in the lease term. When determining if a renewal option is reasonably certain of being exercised, the Company considers several economic factors, including but not limited to, the significance of leasehold improvements made to the property, whether the physical space is difficult to replace, underlying contractual obligations, and specific characteristics unique to that particular lease that would make it reasonably certain that the Company would exercise such an option.

During the six months ended June 30, 2020, the Company recorded $122.6 of additional right-of-use assets and lease liabilities related to three new leases that commenced and one existing lease that was extended during the period.

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

The elements of lease expense were as follows:

	Three Months Ended June 30,
	2020	2019
Lease cost:
Operating lease cost(1)	$7.6	$5.7
Short-term lease	1.1	1.0
Total lease cost	$8.7	$6.7

	Six Months Ended June 30,
	2020	2019
Lease cost:
Operating lease cost(1)	$14.9	$10.7
Short-term lease	2.3	2.3
Total lease cost	$17.2	$13.0

(1)	Operating lease cost includes an immaterial amount of variable expenses and sublease rental income.

The weighted average discount rate and the weighted average remaining lease term were 3.0% and 15.3 years, respectively, as of June 30, 2020. The weighted average discount rate and weighted average remaining lease term were 3.8% and 5.1 years, respectively, as of June 30, 2019. Operating cash flows used for operating leases for the six months ended June 30, 2020 and 2019 were $11.8 and $11.5, respectively.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share and per share data)

Future lease payments under non-cancelable leases as of June 30, 2020 are detailed as follows:

2020 (remaining)	$2.5
2021	11.7
2022	16.7
2023	15.5
2024	15.0
Thereafter	171.4
Total lease payments	232.8
Less: imputed interest	53.8
Total operating lease liabilities	$179.0

The remaining 2020 lease payment amount of $2.5 and the 2021 lease payment amount of $11.7 are net of tenant improvement allowances of $8.6 and $8.8, respectively. Amounts presented above do not include payments relating to immaterial leases excluded from the balance sheet as part of transition elections adopted upon implementation of ASU 2016-02,“Leases”, on January 1, 2019, as well as operating leases with terms of less than twelve months.
4)	Revenue from Contracts with Customers

Contract assets as of June 30, 2020 and December 31, 2019 were $3.5 and $3.5, respectively, and are included in other current assets.

A rollforward of the Company’s deferred revenue and customer advances is as follows:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Beginning balance, January 1(1)	$24.8	$17.5
Deferred revenue and customer advances assumed in ESI Merger	—	4.6
Additions to deferred revenue and customer advances	46.6	34.8
Amount of deferred revenue and customer advances recognized in income	(38.0)	(27.4)
Ending balance, June 30(2)	$33.4	$29.5

(1)	Beginning deferred revenue and customer advances as of January 1, 2020 included $12.4 of current deferred revenue, $3.3 of long-term deferred revenue and $9.1 of current customer advances.
(2)	Ending deferred revenue and customer advances as of June 30, 2020 included $18.5 of current deferred revenue, $4.7 of long-term deferred revenue and $10.2 of current customer advances.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers:

	Three Months Ended June 30, 2020
	Vacuum & Analysis	Light & Motion	Equipment & Solutions	Total
Net revenues:
Products	$273.4	$150.7	$48.9	$473.0
Services	41.1	15.3	14.9	71.3
Total net revenues	$314.5	$166.0	$63.8	$544.3

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share and per share data)

	Three Months Ended June 30, 2019
	Vacuum & Analysis	Light & Motion	Equipment & Solutions	Total
Net revenues:
Products	$191.8	$167.3	$42.2	$401.3
Services	43.9	15.2	13.7	72.8
Total net revenues	$235.7	$182.5	$55.9	$474.1

	Six Months Ended June 30, 2020
	Vacuum & Analysis	Light & Motion	Equipment & Solutions	Total
Net revenues:
Products	$549.6	$300.4	$84.2	$934.2
Services	84.2	31.0	30.6	145.8
Total net revenues	$633.8	$331.4	$114.8	$1,080.0

	Six Months Ended June 30, 2019
	Vacuum & Analysis	Light & Motion	Equipment & Solutions	Total
Net revenues:
Products	$384.4	$346.1	$68.2	$798.7
Services	85.6	30.5	22.9	139.0
Total net revenues	$470.0	$376.6	$91.1	$937.7

Product revenue, excluding revenue from certain custom products, is recorded at a point in time, while the majority of the service revenue and revenue from certain custom products is recorded over time.

Refer to Note 17 for revenue by reportable segment, geography and product and service offerings.
5)	Investments

The following tables show the gross unrealized gains and (losses) aggregated by investment category for available-for-sale investments:

As of June 30, 2020:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Short-term investments:
Available-for-sale investments:
Time deposits and certificates of deposit	$0.3	$—	$—	$0.3
Bankers’ acceptance drafts	2.5	—	—	2.5
Commercial paper	3.8	—	—	3.8
U.S. treasury obligations	165.2	—	—	165.2
U.S. agency obligations	6.3	—	—	6.3
	$178.1	$—	$—	$178.1

As of June 30, 2020:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Long-term investments:
Available-for-sale investments:
Group insurance contracts	$5.3	$0.7	$—	$6.0

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share and per share data)

As of December 31, 2019:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Short-term investments:
Available-for-sale investments:
Time deposits and certificates of deposit	$13.1	$—	$—	$13.1
Bankers' acceptance drafts	4.0	—	—	4.0
Commercial paper	61.5	—	(0.3)	61.2
U.S. treasury obligations	5.0	—	—	5.0
U.S. agency obligations	26.1	—	—	26.1
	$109.7	$—	$(0.3)	$109.4

As of December 31, 2019:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Long-term investments:
Available-for-sale investments:
Group insurance contracts	$5.2	$0.6	$—	$5.8

The tables above, which show the gross unrealized gains and (losses) aggregated by investment category for available-for-sale investments as of June 30, 2020 and December 31, 2019, reflect the inclusion within short-term investments of investments with contractual maturities greater than one year from the date of purchase. Management has the ability, if necessary, to liquidate any of its investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as short-term on the accompanying balance sheets.

The Company reviews and evaluates its investments for any indication of possible impairment. Based on this review, the Company has determined that the unrealized losses related to these investments at June 30, 2020 were temporary.

Interest income is accrued as earned. Dividend income is recognized as income on the date the security trades “ex-dividend.” The cost of marketable securities sold is determined by the specific identification method. Realized gains or losses are reflected in income and were not material for the six months ended June 30, 2020 and 2019.
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

Assets and liabilities of the Company are measured at fair value on a recurring basis as of June 30, 2020 and are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2020	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$9.3	$9.3	$—	$—
U.S. treasury obligations	47.6	—	47.6	—
U.S. agency obligations	24.8	—	24.8	—
Available-for-sale investments:
Time deposits and certificates of deposit	0.3	—	0.3	—
Bankers' acceptance drafts	2.5	—	2.5	—
Commercial paper	3.8	—	3.8	—
U.S. treasury obligations	165.2	—	165.2	—
U.S. agency obligations	6.3	—	6.3	—
Group insurance contracts	6.0	—	6.0	—
Derivatives – currency forward contracts	1.6	—	1.6	—
Funds in investments and other assets:
Israeli pension assets	16.7	—	16.7	—
Deferred compensation plan assets:
Mutual funds and exchange traded funds	1.4	—	1.4	—
Money market securities	0.1	—	0.1	—
Total assets	$285.6	$9.3	$276.3	$—
Liabilities:
Derivatives – currency forward contracts	$0.9	$—	$0.9	$—
Derivatives – interest rate hedge – current	0.3	—	0.3	—
Derivatives – interest rate hedge – non-current	15.3	—	15.3	—
Total liabilities	$16.5	$—	$16.5	$—
Reported as follows:
Assets:
Cash and cash equivalents(1)	$81.7	$9.3	$72.4	$—
Short-term investments	178.1	—	178.1	—
Other current assets	1.6	—	1.6	—
Total current assets	$261.4	$9.3	$252.1	$—
Long-term investments	$6.0	$—	$6.0	$—
Other assets	18.2	—	18.2	—
Total long-term assets	$24.2	$—	$24.2	$—
Liabilities:
Other current liabilities	$1.2	$—	$1.2	$—
Other liabilities	$15.3	$—	$15.3	$—

(1)	The cash and cash equivalent amounts presented in the table above do not include cash of $347.2 as of June 30, 2020.

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

Available-For-Sale Investments

As of June 30, 2020, available-for-sale investments consisted of time deposits and drafts denominated in the Euro currency, certificates of deposit, bankers’ acceptance drafts, commercial paper, U.S. treasury obligations, U.S. agency obligations and group insurance contracts.

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

Interest Rate Swap Agreements

On September 30, 2016, the Company entered into an interest rate swap agreement, which has a maturity date of September 30, 2020, to fix the rate on approximately 50% of its then-outstanding balance under the 2016 Term Loan Facility, as described further in Note 11. This hedge fixes the interest rate paid on the hedged debt at 1.198% per annum plus the applicable credit spread, which was 1.75% as of June 30, 2020. At June 30, 2020, the notional amount of this transaction was $250.0 and it had a fair value liability of $0.3. At December 31, 2019, the notional amount of this transaction was $250.0 and it had a fair value asset of $0.8.

On April 3, 2019, the Company entered into an interest rate swap agreement, which has a maturity date of March 31, 2023, to fix the rate on $300.0 of the then-outstanding balance of the 2019 Incremental Term Loan Facility, as described further in Note 11. The rate was fixed at 2.309% per annum plus the applicable credit spread, which was 1.75% at June 30, 2020. At June 30, 2020, the notional amount of this transaction was $300.0 and had a fair value liability of $15.3. At December 31, 2019, the notional amount of this transaction was $300.0 and had a fair value liability of $6.5.

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share and per share data)

As of June 30, 2020 and December 31, 2019, the Company had outstanding forward foreign exchange contracts with gross notional values of $138.2 and $154.7, respectively. The following tables provide a summary of the primary net hedging positions and corresponding fair values held as of June 30, 2020 and December 31, 2019:

	June 30, 2020
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value(1)
U.S. Dollar/Japanese Yen	$54.2	$0.4
U.S. Dollar/South Korean Won	33.1	0.7
U.S. Dollar/Euro	12.9	—
U.S. Dollar/U.K. Pound Sterling	6.9	0.2
U.S. Dollar/Taiwan Dollar	31.1	(0.6)
Total	$138.2	$0.7

	December 31, 2019
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value
U.S. Dollar/Japanese Yen	$45.9	$—
U.S. Dollar/South Korean Won	51.7	0.2
U.S. Dollar/Euro	15.7	0.2
U.S. Dollar/U.K. Pound Sterling	8.3	(0.2)
U.S. Dollar/Taiwan Dollar	33.1	(0.4)
Total	$154.7	$(0.2)

The following table provides a summary of the fair value amounts of the Company’s derivative instruments:

	June 30, 2020	December 31, 2019
Derivative assets:
Foreign exchange contracts(1)	$1.6	$1.1
Foreign currency interest rate hedge(2)	—	0.8
Derivative liabilities:
Foreign exchange contracts(1)	(0.9)	(1.3)
Foreign currency interest rate hedge(2)	(15.6)	(6.5)
Total net derivative liability designated as hedging instruments	$(14.9)	$(5.9)

(1)

The derivative asset of $1.6 and derivative liability of $0.9 related to the forward foreign exchange contracts are classified in other current assets and other current liabilities in the condensed consolidated balance sheet as of June 30, 2020. The derivative asset of $1.1 and derivative liability of $1.3 related to the forward foreign exchange contracts are classified in other current assets and other current liabilities in the condensed consolidated balance sheet as of December 31, 2019. These forward foreign exchange contracts are subject to a master netting agreement with one financial institution. However, the Company has elected to record these contracts on a gross basis in the balance sheet.

(2)

The foreign currency interest rate hedge asset of $0.8 is classified in other current assets in the condensed consolidated balance sheet as of December 31, 2019. The foreign interest rate hedge of $0.3 and $15.3 are classified in other current liabilities and other non-current liabilities, respectively, as of June 30, 2020. The foreign currency interest rate hedge liability of $6.5 is classified in other non-current liabilities in the condensed consolidated balance sheet as of December 31, 2019.

The net amount of existing gains as of June 30, 2020 that is expected to be reclassified from OCI into earnings within the next 12 months is immaterial.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share and per share data)

The following table provides a summary of the (losses) gains on derivatives designated as cash flow hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Designated as Cash Flow Hedging Instruments	2020	2019	2020	2019
Forward exchange contracts:
Net loss recognized in accumulated OCI(1)	$(1.0)	$(10.2)	$(7.1)	$(10.2)
Net gain reclassified from accumulated OCI into income(2)	$1.1	$1.1	$1.8	$2.1

(1)	Net change in the fair value of the effective portion classified in accumulated OCI.
(2)

Effective portion classified in cost of products for the three and six months ended June 30, 2020 and 2019. The tax effect of the gains or losses reclassified from accumulated OCI into income is immaterial.

The following table provides a summary of the losses on derivatives not designated as hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	2020	2019	2020	2019
Forward exchange contracts:
Net loss recognized in income(1)	$(0.2)	$(0.3)	$—	$(0.2)

(1)

The Company enters into foreign exchange contracts to hedge against changes in the balance sheet for certain subsidiaries to mitigate the risk associated with certain foreign currency transactions in the ordinary course of business. These derivatives are not designated as hedging instruments and gains or losses from these derivatives are recorded immediately in other (expense) income.

8)	Inventories

Inventories consist of the following:

	June 30, 2020	December 31, 2019
Raw materials	$313.9	$288.8
Work-in-process	76.4	79.3
Finished goods	99.9	94.0
	$490.2	$462.1

9)	Acquisitions

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

The fair value write-up of acquired finished goods inventory was $7.6, the amount of which was expensed over the period during which the acquired inventory was sold. Accordingly, for the three and six months ended June 30, 2019, the Company recorded $2.5 and $7.6, respectively, of incremental cost of sales charge associated with the fair value write-up of inventory acquired in the ESI Merger.

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
	$316.2

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share and per share data)

The fair value of the acquired intangibles was determined using the income approach. In performing these valuations, the key underlying assumptions of the discounted cash flows were projected revenues, gross margin expectations and operating cost estimates. The valuations were based on the information that was available as of the acquisition date and the expectations and assumptions that have been deemed reasonable by the Company’s management. There are inherent uncertainties and management judgment required in these determinations. This acquisition resulted in a purchase price that exceeded the estimated fair value of tangible and intangible assets, the excess amount of which was allocated to goodwill. The Company believes the amount of goodwill relative to identifiable intangible assets relates to several factors, including broadening its position in key industrial markets to complementary solutions, and leveraging component and systems expertise to provide robust solutions to meet customer evolving technology needs.

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Total net revenues	$474.1	$952.2
Net income	$40.4	$80.5
Net income per share:
Basic	$0.74	$1.48
Diluted	$0.73	$1.46

The unaudited pro forma financial information above gives effect primarily to the following:

(1)

Incremental amortization and depreciation expense related to the estimated fair value of identifiable intangible assets and property, plant and equipment, respectively from the purchase price allocation.

(2)	Revenue and cost of goods sold, adjustments as a result of the reduction in deferred revenue and the cost related to their estimated fair value.
(3)	Incremental interest expense related to the Company’s 2019 Incremental Term Loan Facility.
(4)	The exclusion of acquisition costs and inventory and demonstration inventory step-up amortization from the three and six month periods ended June 30, 2019.
(5)	The exclusion of debt issuance costs due to the modification of the Term Loan Facility from the three and six month periods ended June 30, 2019.
(6)	The estimated tax impact of the above adjustments.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share and per share data)

10)	Goodwill and Intangible Assets

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

The changes in the carrying amount of goodwill and accumulated impairment loss during the six months ended June 30, 2020 and year ended December 31, 2019 were as follows:

	Six Months Ended June 30, 2020			Twelve Months Ended December 31, 2019
	Gross Carrying Amount	Accumulated Impairment Loss	Net	Gross Carrying Amount	Accumulated Impairment Loss	Net
Beginning balance at January 1	$1,202.8	$(144.3)	$1,058.5	$731.3	$(144.3)	$587.0
Acquired goodwill	—	—	—	474.0	—	474.0
Foreign currency translation	(0.4)	—	(0.4)	(2.5)	—	(2.5)
Ending balance at June 30, 2020 and December 31, 2019	$1,202.4	$(144.3)	$1,058.1	$1,202.8	$(144.3)	$1,058.5

Intangible Assets

Components of the Company’s intangible assets are comprised of the following:

As of June 30, 2020:	Gross	Accumulated Impairment Charges	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology	$446.4	$(0.1)	$(196.7)	$(0.2)	$249.4
Customer relationships	308.2	(1.4)	(94.4)	(1.1)	211.3
Patents, trademarks, trade names and other	120.9	—	(47.0)	(0.2)	73.7
	$875.5	$(1.5)	$(338.1)	$(1.5)	$534.4

As of December 31, 2019:	Gross	Accumulated Impairment Charges	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology(1)	$446.4	$(0.1)	$(178.3)	$(0.2)	$267.8
Customer relationships(1)	308.2	(1.4)	(84.2)	(1.4)	221.2
Patents, trademarks, trade names and other(2)	120.9	—	(45.5)	0.2	75.6
	$875.5	$(1.5)	$(308.0)	$(1.4)	$564.6

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share and per share data)

Aggregate amortization expense related to acquired intangibles for the six months ended June 30, 2020 and 2019 were $30.1 and $33.3, respectively. Aggregate net amortization expense related to acquired intangible assets for future years is as follows:

Year	Amount
2020 (remaining)	$25.6
2021	47.8
2022	45.2
2023	44.9
2024	44.0
2025	43.0
Thereafter	228.0

The Company excluded $55.9 of indefinite-lived trademarks and trade names that were not subject to amortization from the table above.
11)	Debt

Senior Secured Term Loan Credit Facility

In connection with the completion of the acquisition of Newport Corporation (“Newport”) in 2016 (the “Newport Merger”), the Company entered into a term loan credit agreement (the “Term Loan Credit Agreement”) with Barclays Bank PLC, as administrative agent and collateral agent, and the lenders from time to time party thereto (the “Lenders”), that provided a senior secured term loan credit facility in the original principal amount of $780.0 (the “2016 Term Loan Facility”), subject to increase at the Company’s option and subject to receipt of lender commitments in accordance with the Term Loan Credit Agreement (the 2016 Term Loan Facility, together with the 2019 Incremental Term Loan Facility and 2019 Term Loan Refinancing Facility (each as defined below), the “Term Loan Facility”). Prior to the effectiveness of Amendment No. 6 (as defined below), the 2016 Term Loan Facility had a maturity date of April 29, 2023. As of June 30, 2020, borrowings under the Term Loan Facility bear interest per annum at one of the following rates selected by the Company: (a) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the “prime rate” quoted in The Wall Street Journal, (3) a London Interbank Offer Rate (“LIBOR”) rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%, and (4) a floor of 1.75%, plus, in each case, an applicable margin; or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, subject to a LIBOR rate floor of 0.0%, plus an applicable margin. The Company has elected the interest rate as described in clause (b) of the foregoing sentence. The Term Loan Credit Agreement provides that, unless an alternate rate of interest is agreed, all loans will be determined by reference to the base rate if the LIBOR rate cannot be ascertained, if regulators impose material restrictions on the authority of a lender to make LIBOR rate loans, or for other reasons. The 2016 Term Loan Facility was issued with original issue discount of 1.00% of the principal amount thereof.

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

On September 30, 2016, the Company entered into an interest rate swap agreement, which has a maturity date of September 30, 2020, to fix the rate on $335.0 of the then-outstanding balance of the 2016 Term Loan Facility. The rate was fixed at 1.198% per annum plus the applicable credit spread, which was 1.75 % at June 30, 2020. At June 30, 2020, the notional amount of this transaction was $250.0 and it had a fair value liability of $0.3.

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

On April 3, 2019, the Company entered into an interest rate swap agreement, which has a maturity date of March 31, 2023, to fix the rate on $300.0 of the then-outstanding balance of the 2019 Incremental Term Loan Facility. The rate was fixed at 2.309% per annum plus the applicable credit spread, which was 1.75% at June 30, 2020. At June 30, 2020, the notional amount of this transaction was $300.0 and it had a fair value liability of $15.3.

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

As of June 30, 2020, the remaining balance of deferred finance fees and original issue discount of the Term Loan Facility was $10.3. A portion of the deferred finance fees and original issue discount have been accelerated in connection with the various debt prepayments and extinguishments during 2016, 2017, 2018, 2019 and 2020.

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

As of June 30, 2020, after total principal prepayments of $575.0 (which includes a $50.0 prepayment made during the six months ended June 30, 2020) and regularly scheduled principal payments of $17.1, the total outstanding principal balance of the Term Loan Facility was $837.9 and the interest rate was 1.9%.

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

The Term Loan Credit Agreement contains customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. If an event of default occurs, the lenders under the Term Loan Facility will be entitled to take various actions, including the acceleration of amounts due under the Term Loan Facility and all actions generally permitted to be taken by a secured creditor. At June 30, 2020, the Company was in compliance with all covenants under the Term Loan Credit Agreement.

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

Lines of Credit and Short-Term Borrowing Arrangements

The Company’s Japanese subsidiaries have lines of credit and a financing facility with various financial institutions, many of which generally expire and are renewed at three-month intervals with the remaining having no expiration date. The lines of credit and financing facility provided for aggregate borrowings as of June 30, 2020 of up to an equivalent of $33.0 U.S. dollars. Total borrowings outstanding under these arrangements were $2.3 and $3.1 at June 30, 2020 and December 31, 2019, respectively.

	June 30, 2020	December 31, 2019
Short-term debt:
Japanese lines of credit	$2.3	$2.5
Japanese receivables financing facility	—	0.6
Term Loan Facility	9.0	9.0
	$11.3	$12.1

	June 30, 2020	December 31, 2019
Long-term debt:
Term Loan Facility, net(1)	$818.6	$871.6
Other debt	—	0.1
	$818.6	$871.7

(1)	Net of deferred financing fees, original issue discount and repricing fees of $10.3 and $11.8 as of June 30, 2020 and December 31, 2019, respectively.

Contractual maturities of the Company’s debt obligations as of June 30, 2020 are as follows:

Year	Amount
2020 (remaining)	$6.8
2021	9.0
2022	9.0
2023	9.0
2024	9.0
2025	9.0
Thereafter	788.4

12)	Product Warranties

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share and per share data)

Product warranty activities were as follows:

	Six Months Ended June 30,
	2020	2019
Beginning of period	$14.9	$10.4
Assumed product warranty liability from ESI Merger	—	7.2
Provision for product warranties	13.0	12.9
Charges to warranty liability	(12.2)	(14.4)
End of period(1)	$15.7	$16.1

(1)

As of June 30, 2020, short-term product warranty of $12.4 and long-term product warranty of $3.3 were included within other current liabilities and other non-current liabilities, respectively, within the accompanying condensed consolidated balance sheet. As of June 30, 2019, short-term product warranty of $12.9 and long-term product warranty of $3.2 were included within other current liabilities and other non-current liabilities, respectively, within the accompanying condensed consolidated balance sheet.

13)	Income Taxes

The Company’s effective tax rates for the three and six months ended June 30, 2020 were 20.2 % and 17.8%, respectively. The effective tax rates for the three and six months ended June 30, 2020, and related income tax expense, were lower than the U.S. statutory tax rate mainly due to the geographic mix of income earned by the Company’s international subsidiaries being taxed at rates lower than the U.S. statutory tax rate, windfall benefits of stock compensation, and the deduction for foreign derived intangible income offset by the tax effects of the global intangible low taxed income inclusion and the write-off of deferred tax assets related to certain foreign net operating losses.

The Company’s effective tax rates for the three and six months ended June 30, 2019 were 27.2% and 25.3%, respectively. The effective tax rates for the three and six months ended June 30, 2019, and related income tax expense, were higher than the U.S. statutory tax rate primarily due to a correction of an out of period error with respect to deferred tax assets related to limitations on the deduction of executive compensation in the amount of $5.0. This correction, which should have been recorded during the three months ended September 30, 2018, increased the Company’s effective tax rates in the three and six months ended June 30, 2019 by 9.8% and 7.5%, respectively. The error and subsequent adjustment were not material to the financial statements. The effective tax rates for these periods, excluding the correction of the out of period error, were lower than the U.S. statutory tax rate due to the deduction for foreign derived intangible income, the benefit from the reinstatement of a capital loss and the utilization of various tax credits, offset by tax effects of the global intangible low taxed income inclusion.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security (CARES) Act which contains numerous income tax provisions among other tax and non-tax provisions.  Some of these income tax provisions have retroactive effect on years before the date of enactment. The Company has evaluated the CARES Act legislation in relation to income taxes and does not expect the CARES Act income tax provisions to have a material impact on its financial statements.

Gross unrecognized tax benefits, which exclude interest and penalties, were $45.0 and $43.5 as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020 if these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of $36.9, excluding interest and penalties, would impact the Company’s effective tax rate. The Company accrues interest expense, and if applicable, penalties, for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. As of June 30, 2020 and December 31, 2019, the Company had accrued interest on unrecognized tax benefits of $0.6 and $0.5, respectively.

Over the next 12 months it is reasonably possible that the Company may recognize $0.6 of previously net unrecognized tax benefits, excluding interest and penalties, related to various U.S. state and foreign tax positions primarily as a result of the expiration of certain statutes of limitations.

The Company and its subsidiaries are subject to examination by U.S. federal, state and foreign tax authorities. The U.S. federal statute of limitations remains open for tax years 2016 through the present. The statute of limitations for the Company’s tax filings in other jurisdictions varies between fiscal years 2014 through present. The Company has certain foreign, federal and state tax loss and credit carry-forwards that are open to examination for tax years 2000 through the present.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share and per share data)

14)	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income	$73.7	$37.7	$142.8	$50.2
Denominator:
Shares used in net income per common share – basic	55,089,000	54,815,000	55,004,000	54,481,000
Effect of dilutive securities:
Restricted stock units and stock appreciation rights	178,000	274,000	248,000	485,000
Shares used in net income per common share – diluted	55,267,000	55,089,000	55,252,000	54,966,000
Net income per common share:
Basic	$1.34	$0.69	$2.60	$0.92
Diluted	$1.33	$0.69	$2.58	$0.91

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

For the three and six months ended June 30, 2020, there were approximately 60,500 and 52,500 weighted-average restricted stock units, respectively, that would have had an anti-dilutive effect on EPS, and were excluded from the computation of diluted weighted-average shares.

For the three and six months ended June 30, 2019, there were approximately 206,000 and 166,000 weighted-average restricted stock units, respectively, that would have had an anti-dilutive effect on EPS, and were excluded from the computation of diluted weighted-average shares.
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

The total stock-based compensation expense included in the Company’s consolidated statements of income and comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenues	$0.9	$0.6	$1.9	$1.1
Research and development expense	0.9	1.1	2.0	1.9
Selling, general and administrative expense	4.9	4.2	10.8	12.2
Acquisition and integration related expense	0.1	1.0	0.6	19.6
Total pre-tax stock-based compensation expense	$6.8	$6.9	$15.3	$34.8

At June 30, 2020, the total compensation expense related to unvested stock-based awards granted to employees and directors under the 2014 Plan that had not been recognized was $38.7, net of estimated forfeitures. The future compensation expense for time-based awards is recognized on a straight-line basis and the future compensation expense for performance-based awards is recognized using the accelerated graded vesting method, both of which expense over the requisite service period, net of estimated forfeitures, except for retirement eligible employees, in which case the Company expenses the fair value of the grant in the period the grant is issued. The Company considers many factors when estimating expected forfeitures, including types of awards and historical experience. Actual results and future changes in estimates may differ substantially from the Company’s current estimates.

The following table presents the activity for RSUs under the Plan:

	Six Months Ended June 30, 2020
	Outstanding RSUs	Weighted Average Grant Date Fair Value
RSUs – beginning of period	1,102,534	$85.93
Accrued dividend shares	407	$105.81
Granted	300,228	$97.75
Vested	(640,931)	$85.10
Forfeited	(55,572)	$84.42
RSUs – end of period	706,666	$91.83

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share and per share data)

The following table presents the activity for SARs under the Plan:

	Six Months Ended June 30, 2020
	Outstanding SARs	Weighted Average Grant Date Fair Value
SARs – beginning of period	108,854	$29.05
Exercised	(46,075)	$27.19
Forfeited or expired	(1,400)	$22.39
SARs Outstanding – end of period	61,379	$30.60

16)	Stockholders’ Equity

Share Repurchase Program

On July 25, 2011, the Company’s Board of Directors approved a share repurchase program for the repurchase of up to an aggregate of $200 of its outstanding common stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means. The timing and quantity of any shares repurchased will depend upon a variety of factors, including business conditions, stock market conditions and business development activities, including, but not limited to, merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice. The Company has repurchased approximately 2,588,000 shares of common stock for approximately $127 pursuant to the program since its adoption. During the three and six months ended June 30, 2020 and 2019, there were no repurchases of common stock.

Cash Dividends

Holders of the Company’s common stock are entitled to receive dividends when they are declared by the Company’s Board of Directors. In addition, the Company accrues dividend equivalents on the RSUs the Company assumed in the ESI Merger described in Note 15 above when dividends are declared by the Company’s Board of Directors. The Company’s Board of Directors declared a cash dividend of $0.20 per share during each of the first and second quarters of 2020, which totaled $22.0. The Company’s Board of Directors declared a cash dividend of $0.20 per share during each of the first and second quarters of 2019, which totaled $21.7.

On July 27, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share to be paid on September 4, 2020 to stockholders of record as of August 24, 2020.

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

The following table sets forth net revenues by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Vacuum & Analysis	$314.5	$235.7	$633.8	$470.0
Light & Motion	166.0	182.5	331.4	376.6
Equipment & Solutions	63.8	55.9	114.8	91.1
	$544.3	$474.1	$1,080.0	$937.7

The following table sets forth a reconciliation of segment gross profit to consolidated net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gross profit by reportable segment:
Vacuum & Analysis	$139.7	$102.1	$280.6	$200.2
Light & Motion	76.5	84.9	151.9	177.7
Equipment & Solutions	30.1	24.0	53.4	31.3
Total gross profit by reportable segment	246.3	211.0	485.9	409.2
Operating expenses:
Research and development	42.8	41.9	85.2	80.8
Selling, general and administrative	86.1	83.2	173.3	165.7
Acquisition and integration costs	0.7	3.2	2.9	33.4
Restructuring and other	3.3	1.2	3.7	3.2
Amortization of intangible assets	13.8	17.6	30.1	33.3
Asset impairment	—	—	1.2	—
COVID-19 related net credits	(1.2)	—	(1.2)	—
Fees and expenses related to repricing of Term Loan Facility	—	—	—	5.8
Income from operations	100.8	63.9	190.7	87.0
Interest and other expense, net	8.4	12.1	17.0	19.8
Income before income taxes	92.4	51.8	173.7	67.2
Provision for income taxes	18.7	14.1	30.9	17.0
Net income	$73.7	$37.7	$142.8	$50.2

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share and per share data)

The following table sets forth capital expenditures by reportable segment for the three and six months ended June 30, 2020 and 2019:

	Vacuum & Analysis	Light & Motion	Equipment & Solutions	Total
Three Months Ended June 30, 2020:
Capital expenditures	$15.0	$4.5	$1.4	$20.9
Six Months Ended June 30, 2020:
Capital expenditures	$19.1	$8.5	$3.3	$30.9
Three Months Ended June 30, 2019:
Capital expenditures	$6.7	$4.9	$2.1	$13.7
Six Months Ended June 30, 2019:
Capital expenditures	$14.2	$10.1	$3.9	$28.2

The following table sets forth depreciation and amortization by reportable segment for the three and six months ended June 30, 2020 and 2019:

	Vacuum & Analysis	Light & Motion	Equipment & Solutions	Total
Three Months Ended June 30, 2020:
Depreciation and amortization	$5.1	$10.5	$8.5	$24.1
Six Months Ended June 30, 2020:
Depreciation and amortization	$10.0	$23.9	$18.6	$52.5
Three Months Ended June 30, 2019:
Depreciation and amortization	$3.9	$13.3	$10.2	$27.4
Six Months Ended June 30, 2019:
Depreciation and amortization	$8.0	$27.4	$17.3	$52.7

Total income tax expense is not presented by reportable segment because the necessary information is not available nor used by the CODM.

The following table sets forth segment assets by reportable segment:

June 30, 2020:	Vacuum & Analysis	Light & Motion	Equipment & Solutions	Corporate, Eliminations & Other	Total
Segment assets:
Trade accounts receivable, net	$201.5	$147.7	$64.2	$(32.3)	$381.1
Inventory, net	247.5	177.7	66.4	(1.4)	490.2
Total segment assets	$449.0	$325.4	$130.6	$(33.7)	$871.3

December 31, 2019:	Vacuum & Analysis	Light & Motion	Equipment & Solutions	Corporate, Eliminations & Other	Total
Segment assets:
Trade accounts receivable, net	$185.9	$147.2	$40.1	$(32.1)	$341.1
Inventory, net	224.8	163.7	73.5	0.1	462.1
Total segment assets	$410.7	$310.9	$113.6	$(32.0)	$803.2

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share and per share data)

The following is a reconciliation of segment assets to consolidated total assets:

	June 30, 2020	December 31, 2019
Total segment assets	$871.3	$803.2
Cash and cash equivalents	428.9	414.6
Short-term investments	178.1	109.4
Other current assets	91.5	106.3
Property, plant and equipment, net	248.4	241.9
Right-of-use asset	174.3	64.5
Goodwill and intangible assets, net	1,592.5	1,623.1
Other assets and long-term investments	46.1	53.3
Consolidated total assets	$3,631.1	$3,416.3

Geographic

Information about the Company’s operations in different geographic regions is presented in the tables below. Net revenues to unaffiliated customers are based on the location in which the sale originated. Transfers between geographic areas are at tax transfer prices and have been eliminated from consolidated net revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenues:
United States	$245.0	$217.5	$476.5	$441.9
South Korea	65.0	38.9	141.0	74.7
China	75.2	56.0	124.9	93.8
Japan	37.3	31.0	77.2	73.1
Germany	30.4	37.4	64.9	75.5
Other	91.4	93.3	195.5	178.7
	$544.3	$474.1	$1,080.0	$937.7

Long-lived assets:(1)	June 30, 2020	December 31, 2019
United States	$331.1	$208.3
Europe	37.0	41.4
Asia	85.0	89.6
	$453.1	$339.3

(1)	Long-lived assets include property, plant and equipment, net, right-of-use assets, and certain other assets, and exclude goodwill, intangible assets and long-term tax-related accounts.

Goodwill associated with each of the Company’s reportable segments is as follows:

	June 30, 2020	December 31, 2019
Reportable segment:
Vacuum & Analysis	$196.3	$196.7
Light & Motion	388.6	388.5
Equipment & Solutions	473.2	473.3
Total goodwill	$1,058.1	$1,058.5

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share and per share data)

Major Customers

For the three and six months ended June 30, 2020, the Company had two customers that each accounted for 10% or more of the Company’s total net revenues. Net revenues from LAM Research Corporation constituted 12% and 11%, of the Company’s total net revenues for the three and six month periods ended June 30, 2020, respectively, and net revenues from Applied Materials, Inc. constituted 11% of the Company’s total net revenues for the same periods. For the three and six months ended June 30, 2019, no single customer accounted for 10% or more of the Company’s total net revenues.

18)	Restructuring and Other

Restructuring

The Company recorded restructuring charges of $3.3 and $4.2 during the three and six months ended June 30, 2020, primarily related to duplicate facility costs and the closure of a facility in Europe.

The Company recorded restructuring charges of $1.2 and $1.5 during the three and six months ended June 30, 2019, primarily related to severance costs as a result of an organization-wide reduction in workforce, the consolidation of service functions in Asia and the movement of certain products to low cost regions.

Restructuring activities were as follows:

	Six Months Ended June 30,
	2020	2019
Beginning of period restructuring accrual	$3.7	$2.6
Charged to expense	4.2	1.5
Payments and adjustments	(6.4)	(1.5)
End of period restructuring accrual	$1.5	$2.6

Other

The Company received an insurance reimbursement of $0.5 during the six months ended June 30, 2020 for costs recorded on a legal settlement from a contractual obligation assumed as part of the acquisition of Newport. The Company recorded a charge of $1.7 during the six months ended June 30, 2019 related to a legal settlement from a contractual obligation it assumed as part of its acquisition of Newport.
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

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 regarding the future financial performance, business prospects and growth of MKS. These statements are only predictions based on current assumptions and expectations. Any statements that are not statements of historical fact (including statements containing the words “will,” “projects,” “intends,” “believes,” “plans,” “anticipates,” “expects,” “estimates,” “forecasts,” “continues” and similar expressions) should be considered to be forward-looking statements. Actual events or results may differ materially from those in the forward-looking statements set forth herein. Among the important factors that could cause actual events to differ materially from those in the forward-looking statements are the conditions affecting the markets in which MKS operates, including the fluctuations in capital spending in the semiconductor industry and other advanced manufacturing markets, fluctuations in sales to our major customers, the impact of the COVID-19 pandemic on the global economy and financial markets, including any restrictions on MKS’ operations and the operations of MKS’ customers and suppliers resulting from public health requirements and government mandates, the terms of our Term Loan Facility, competition from larger or more established companies in MKS’ markets, MKS’ ability to successfully grow its business and particularly that of ESI’s business, the challenges, risks and costs involved with integrating the operations of the companies we have acquired, potential fluctuations in quarterly results, dependence on new product development, rapid technological and market change, acquisition strategy, manufacturing and sourcing risks, volatility of stock price, international operations, financial risk management, and the other factors described in MKS’ most recent Annual Report on Form 10-K for the year ended December 31, 2019 and any subsequent Quarterly Reports on Form 10-Q, as filed with the U.S. Securities and Exchange Commission (the “SEC”). MKS is under no obligation to, and expressly disclaims any obligation to, update or alter these forward-looking statements, whether as a result of new information, future events or otherwise after the date of this presentation.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, describes principal factors affecting the results of our operations, financial condition and liquidity, as well as our critical accounting policies and estimates that require significant judgment and thus have the most significant potential impact on our Consolidated Financial Statements. This section provides an analysis of our financial results for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019.

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

In January 2020, we created a global COVID-19 task force which oversees our corporate activities in response to the pandemic. Our response has focused on:

Health and Safety of our Workforce

•	Expediting social distancing and facility sanitation measures
•	Establishing work-from-home policy and return to work policies
•	Implementing and applying key safety precautions

Continuity of Operations

•	Securing critical components amidst disruptions to supply chain
•	Addressing rapid changes in workforce availability to ensure timely response to customer needs
•	Harnessing our global services footprint to respond to the repair and maintenance needs of our customers

While our operations and financial performance in certain areas of our business have been negatively impacted by the COVID-19 pandemic, the impact to our financial results for the first half of 2020 has been minimal due to strong demand for our products from our semiconductor customers. However, the situation remains dynamic and there remains significant uncertainty as to the length and severity of the pandemic, the actions that may be taken by government authorities, the impact to the business of our customers and suppliers, the long-term economic implications and other factors identified in Part II, Item IA “Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020, which was filed with the SEC on May 6, 2020. We believe the longer the COVID-19 pandemic continues, the more material the adverse impact could be on our business, financial condition and operating results. We will continue to evaluate the nature and extent of the impact to our business, financial condition and operating results.

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

We have a diverse base of customers. Approximately 59% and 46% of our net revenues, for the six months ended June 30, 2020 and 2019, respectively, were from sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers.

Approximately 41% and 54% of our net revenues, for the six months ended June 30, 2020 and 2019, respectively, were from sales to customers in our advanced markets. These include, but are not limited to, industrial technologies, life and health sciences, and research and defense.

Net revenues from semiconductor capital equipment manufacture and semiconductor device manufacture customers increased by $107.5 million, or 50%, for the three months ended June 30, 2020, compared to the same period in the prior year, primarily due to an increase of $96.1 million from our Vacuum & Analysis segment. Net revenues from semiconductor capital equipment manufacture and semiconductor device manufacture customers increased by $199.7 million, or 46.0%, for the six months ended June 30, 2020, compared to the same period in the prior year, primarily due to an increase of $180.8 million from our Vacuum & Analysis segment. These increases were primarily driven by broad-based demand across foundry, logic and memory manufacturing activities. The semiconductor capital equipment industry is subject to rapid demand shifts, which are difficult to predict, and we cannot be certain as to the timing or extent of future demand or any future weakness in the semiconductor capital equipment industry.

Net revenues from customers in our advanced markets decreased by $37.3 million, or 14%, for the three months ended June 30, 2020, compared to the same period in the prior year, primarily due to a decrease of $23.9 million and $17.3 million, from our Light & Motion and Vacuum & Analysis segments, respectively. Net revenues from customers in our advanced markets decreased by $57.4 million, or 11%, for the six months ended June 30, 2020, compared to the same period in the prior year, primarily due to a decrease of $56.6 million from our Light & Motion segment. Our advanced markets experienced an overall decline for the six months ended June 30, 2020 driven by a general slowdown in our industrial markets as well as our research market which was negatively impacted by university and research lab closures resulting from the COVID-19 pandemic.

A significant portion of our net revenues is from sales to customers in international markets. For the six months ended June 30, 2020 and 2019, international net revenues accounted for approximately 56% and 53%, respectively, of our total net revenues. A significant portion of our international net revenues was from South Korea, China, Japan, Germany and Israel. We expect international net revenues will continue to represent a significant percentage of our total net revenues. Long-lived assets located in the United States were $331.1 million and $208.3 million, as of June 30, 2020 and December 31, 2019, respectively, excluding goodwill, intangible assets, and long-term tax-related accounts. Long-lived assets located outside of the United States were $122.0 million and $131.0 million, as of June 30, 2020 and December 31, 2019, respectively, excluding goodwill and intangibles, and long-term tax-related accounts.

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

Results of Operations

The following table sets forth for the periods indicated the percentage of total net revenues of certain line items included in our condensed consolidated statements of operations and comprehensive income data.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenues:
Product	86.9%	84.7%	86.5%	85.2%
Services	13.1	15.3	13.5	14.8
Total net revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product revenues	47.4	47.7	47.6	48.6
Cost of service revenues	7.3	7.8	7.4	7.8
Total cost of revenues (exclusive of amortization shown separately below)	54.7	55.5	55.0	56.4
Gross profit	45.3	44.5	45.0	43.6
Research and development	7.9	8.8	7.9	8.6
Selling, general and administrative	15.8	17.6	16.0	17.7
Acquisition and integration costs	0.1	0.7	0.3	3.5
Restructuring and other	0.6	0.2	0.3	0.3
Amortization of intangible assets	2.5	3.7	2.8	3.6
Asset impairment	—	—	0.1	—
COVID-19 related net credits	(0.2)	—	(0.1)	—
Fees and expenses related to repricing of Term Loan	—	—	—	0.6
Income from operations	18.6	13.5	17.7	9.3
Interest income	—	0.3	0.1	0.3
Interest expense	1.3	2.7	1.5	2.3
Other expense, net	0.3	0.1	0.2	0.1
Income from operations before income taxes	17.0	11.0	16.1	7.2
Provision for income taxes	3.5	3.0	2.9	1.8
Net income	13.5%	8.0%	13.2%	5.4%

Net Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Product	$473.0	$401.3	$934.2	$798.7
Service	71.3	72.8	145.8	139.0
Total net revenues	$544.3	$474.1	$1,080.0	$937.7

Product revenues increased $71.7 million and $135.5 million during the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year. These increases were primarily attributed to increases in net product revenues from our semiconductor customers, primarily due to higher volume, of $107.6 million and $197.9 million, for these same periods, respectively, partially offset by a decrease in net product revenues from customers in our advanced markets of $35.9 million and $62.4 million, for these same periods, respectively.

Service revenues consisted mainly of fees for services related to the maintenance and repair of our products, sales of spare parts, and installation and training. Service revenues decreased $1.5 million during the three months ended June 30, 2020 and increased $6.8 million during the six months ended June 30, 2020, compared to the same periods in the prior year. The changes in both the three and six month periods ended June 30, 2020, were primarily due to changes in net service revenues from customers in our advanced markets.

Total international net revenues, including product and service, were $299.4 million and $603.5 million for the three and six months ended June 30, 2020, respectively, compared to $256.6 million and $495.8 million for the three and six months ended June 30, 2019, respectively. These increases were primarily attributed to increases in net revenues in South Korea and China.

The following table sets forth our net revenues by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Net revenues:
Vacuum & Analysis	$314.5	$235.6	$633.8	$470.0
Light & Motion	166.0	182.6	331.4	376.6
Equipment & Solutions	63.8	55.9	114.8	91.1
Total net revenues	$544.3	$474.1	$1,080.0	$937.7

Net revenues from our Vacuum & Analysis segment increased $78.9 million and $163.8 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year, due to volume increases in net revenues from semiconductor customers of $96.1 million and $180.8 million for the three and six months ended June 30, 2020, respectively, offset by decreases in net revenues from customers in our advanced markets of $17.2 million and $17.0 million for the same periods, respectively, primarily from customers in our process and industrial technologies and life and health science markets.

Net revenues from our Light & Motion segment decreased $16.6 million and $45.2 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year. The decreases were attributed to decreases in net revenues from customers in our advanced markets of $24.0 million and $56.6 million for the three and six months ended June 30, 2020, respectively, primarily from customers in our process and industrial technologies and research markets, offset by increases in net revenues from semiconductor customers of $7.4 million and $11.4 million for the three and six months ended June 30, 2020, respectively.

Net revenues from our Equipment & Solutions segment increased $7.9 million and $23.7 million for the three and six months ended June 30, 2020, compared to the same periods in the prior year. The increase for the three months ended June 30, 2020 was attributed to increases in net revenues from semiconductor customers of $4.0 million and an increase in net revenues from customers in our advanced markets of $3.9 million, primarily from customers in our process and industrial technologies market. The increase for the six months ended June 30, 2020, was attributed to an increase in net revenues from customers in our advanced markets of $16.2 million, primarily from customers in our process and industrial technologies market and increases in net revenues from semiconductor customers of $7.5 million. As a result of the ESI Merger, the Equipment & Solutions segment included six months of revenue in the six months ended June 30, 2020 compared with only five months of revenue in the same period in the prior year.

Gross Margin

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Points Change	2020	2019	% Points Change
Gross margin as a percentage of net revenues:
Product	45.5%	43.6%	1.9%	45.0%	42.9%	2.1%
Service	43.9	49.3	(5.4)	45.1	47.8	(2.7)
Total gross margin	45.3%	44.5%	0.8%	45.0%	43.6%	1.4%

Gross margin as a percentage of net product revenues increased by 1.9 and 2.1 percentage points for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year, primarily due to higher revenue volumes.

Gross margin as a percentage of net service revenues decreased by 5.4 and 2.7 percentage points for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year, primarily due to unfavorable absorption and unfavorable mix of the products repaired.

The following table sets forth gross margin as a percentage of net revenues by reportable segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Points Change	2020	2019	% Points Change
Gross margin as a percentage of net revenues:
Vacuum & Analysis	44.4%	43.3%	1.1%	44.3%	42.5%	1.8%
Light & Motion	46.1	45.7	0.4	45.8	46.8	(1.0)
Equipment & Solutions	47.2	44.5	2.7	46.5	35.3	11.2
Total gross margin	45.3%	44.5%	0.8%	45.0%	43.6%	1.4%

Gross margin for our Vacuum & Analysis segment increased by 1.1 and 1.8 percentage points for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year, primarily due to higher revenue volumes.

Gross margin for our Light & Motion segment increased by 0.4 of a percentage point for the three months ended June 30, 2020, compared to the same period in the prior year, primarily due to lower warranty cost and favorable product mix, partially offset by lower revenue volumes. Gross margin decreased by 1.0 percentage point for the six months ended June 30, 2020 compared to the same period in the prior year primarily due to lower revenue volumes, partially offset by lower warranty cost.

Gross margin for our Equipment & Solutions segment increased by 2.7 and 11.2 percentage points for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year. The gross margin for both the three and six months ended June 30, 2020 was mainly higher due to lower material costs and higher revenue volumes. The gross margin for the six months ended June 30, 2019 was lower due to the amortization of the inventory step-up adjustment to fair value from purchase accounting of $5.1 million.

Research and Development

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Research and development expenses	$42.8	$41.9	$85.2	$80.8

Research and development expenses increased $0.9 million for the three months ended June 30, 2020, compared to the same period in the prior year. The increase was primarily related to an increase of $0.7 million in compensation-related costs and $0.6 million in professional fees, partially offset by a decrease of $0.5 million in travel costs. Research and development expenses increased $4.4 million for the six months ended June 30, 2020, compared to the same period in the prior year. The increase was primarily related to an increase of $3.7 million in compensation-related costs, mainly related to variable compensation, $1.0 million in professional fees, $0.6 million in occupancy costs and $0.5 million in software maintenance, partially offset by a decrease of $1.1 million in project materials and $0.5 million in travel costs.

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

Selling, General and Administrative

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Selling, general and administrative expenses	$86.1	$83.2	$173.3	$165.7

Selling, general and administrative expenses increased $2.9 million for the three months ended June 30, 2020, compared to the same period in the prior year. The increase was primarily related to an increase of $6.1 million in compensation-related costs, mainly related to variable compensation, and $1.1 million in information technology costs, partially offset by a decrease of $3.1 million in travel costs, mainly as a result of the COVID-19 pandemic, and a decrease of $1.5 million in professional fees.

Selling, general and administrative expenses increased $7.6 million for the six months ended June 30, 2020, compared to the same period in the prior year. The increase was primarily related to an increase of $7.3 million in compensation-related costs, mainly related to variable compensation, $2.3 million in information technology costs and $1.4 million in insurance costs, partially offset by a $4.1 million decrease in travel costs, mainly as a result of the COVID-19 pandemic.

Acquisition and Integration Costs

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Acquisition and integration costs	$0.7	$3.2	$2.9	$33.4

We recorded acquisition and integration costs related to the ESI Merger, which closed on February 1, 2019, during the three and six months ended June 30, 2020 and 2019. The costs for the three and six months ended June 30, 2019 consisted primarily of compensation costs for certain executives from ESI who had change in control provisions in their respective ESI employment agreements that were accounted for as dual-trigger arrangements and other stock vesting accelerations, as well as consulting and professional fees associated with the ESI Merger.

Restructuring and Other

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Restructuring and other	$3.3	$1.2	$3.7	$3.2

We recorded restructuring and other related costs during the three and six months ended June 30, 2020, primarily related to duplicate facility costs attributed to entering into new facility leases and costs related to the closing of a facility in Europe.

We recorded restructuring costs during the three and six months ended June 30, 2019, which were primarily comprised of severance costs related to an organization-wide reduction in workforce, the consolidation of service functions in Asia and the movement of certain products to low cost regions. In addition, we recorded a charge for a legal settlement from a contractual obligation we assumed as part of the Newport Merger.

Amortization of Intangible Assets

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Amortization of intangible assets	$13.8	$17.6	$30.1	$33.3

Amortization of intangible assets decreased by $3.8 million and $3.2 million during the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year, primarily due to certain intangible assets in our Light & Motion segment that were fully amortized.

Asset Impairment

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Asset impairment	$—	$—	$1.2	$—

We recorded an asset impairment charge during the six months ended June 30, 2020, as a result of the write-down of long-lived assets related to the pending closure of a facility.

COVID-19 Related Net Credits

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
COVID-19 related net credits	$(1.2)	$—	$(1.2)	$—

We recorded costs and credits related to the COVID-19 pandemic during the three and six months ended June 30, 2020. The credits related to U.S. and foreign payroll-tax related credits for maintaining our workforce during the pandemic, offset by costs which included shift premiums and bonuses.

Fees and Expenses Related to Repricing of Term Loan Facility

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Fees and expenses related to repricing of Term Loan Facility	$—	$—	$—	$5.8

We recorded fees and expenses related to Amendment No. 5 to our Term Loan Credit Agreement, as defined and as described further below, which provided for the 2019 Incremental Term Loan Facility, as defined and as described further below, and which related to the ESI Merger, during the six months ended June 30, 2019.

Interest Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Interest expense, net	$6.9	$11.3	$15.1	$18.7

Interest expense, net, decreased by $4.4 million and $3.6 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year, primarily due to lower interest expense as a result of lower interest rates and lower average debt balances.

Other Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Other expense, net	$1.5	$0.8	$1.9	$1.1

The changes in other expense, net, for the three and six months ended June 30, 2020 and 2019, respectively, primarily related to changes in foreign exchange rates.

Provision for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Provision for income taxes	$18.7	$14.1	$30.9	$17.0

Our effective tax rates for the three and six months ended June 30, 2020 were 20.2% and 17.8%, respectively. Our effective tax rates for the three and six months ended June 30, 2020, and related income tax expense, were lower than the U.S. statutory tax rate mainly due to the geographic mix of income earned by the international subsidiaries being taxed at rates lower than the U.S. statutory tax rate, windfall benefits of stock compensation, and the deduction for foreign derived intangible income offset by the tax effects of the global intangible low taxed income inclusion and the write-off of deferred tax assets relating to certain foreign net operating losses.

Gross unrecognized tax benefits, which exclude interest and penalties, were $45.0 million and $43.5 million as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, if these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of $36.9 million, excluding interest and penalties, would impact our effective tax rate.

Over the next 12 months it is reasonably possible that we may recognize $0.6 million of previously net unrecognized tax benefits, excluding interest and penalties, related to federal, state and foreign tax positions as a result of the expiration of statutes of limitation. The U.S. statute of limitations remains open for tax years 2016 through present. The statute of limitations for our tax filings in other jurisdictions varies between fiscal years 2014 through the present. We also have certain foreign, federal and state tax loss and credit carry-forwards that are open to examination for tax years 2000 through the present.

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

Liquidity and Capital Resources

Cash and cash equivalents and short-term marketable investments totaled $607.0 million at June 30, 2020, compared to $524.0 million at December 31, 2019. The primary driver in our current and anticipated future cash flows is and will continue to be cash generated from operations, consisting primarily of our net income, excluding non-cash charges and changes in operating assets and liabilities. In periods when our sales are growing, higher sales to customers will result in increased trade receivables, and inventories will generally increase as we build products for future sales. This may result in lower cash generated from operations. Conversely, in periods when our sales are declining, our trade accounts receivable and inventory balances will generally decrease, resulting in increased cash from operations.

Net cash provided by operating activities was $213.9 million for the six months ended June 30, 2020 and resulted from net income of $142.8 million, which included non-cash charges of $87.4 million, offset by a net increase in working capital of $16.3 million. The net increase in working capital was primarily due to an increase in inventories of $41.5 million and an increase in accounts receivable of $41.3 million due to higher revenue levels, offset by an increase in other current and non-current liabilities of $21.7 million, an increase in accounts payable of $16.7 million, a decrease in other current and non-current assets of $16.3 million, an increase in income taxes of $8.9 million and an increase in accrued compensation of $2.9 million.

Net cash used in investing activities was $99.4 million for the six months ended June 30, 2020 and was primarily due to net purchases of short-term investments of $68.5 million and the purchases of production-related equipment of $30.9 million.

Net cash used in financing activities was $98.2 million for the six months ended June 30, 2020 and was primarily due to repayment of our Term Loan Facility of $54.5 million, payments on short-term borrowings of $17.5 million, net payments related to tax payments on the vesting of employee stock awards of $20.9 million, and dividend payments of $22 million. These uses were partially offset by proceeds from short-term borrowings of $16.7 million.

On July 25, 2011, our Board of Directors approved a share repurchase program for the repurchase of up to an aggregate of $200 million of our outstanding common stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means. The timing and quantity of any shares repurchased depends upon a variety of factors, including business conditions, stock market conditions and business development activities, including but not limited to merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice. We have repurchased approximately 2.6 million shares of common stock for approximately $127 million pursuant to the program since its adoption. During the six months ended June 30, 2020 and 2019, there were no repurchases of common stock.

Holders of our common stock are entitled to receive dividends when and if they are declared by our Board of Directors. In addition, we accrue dividend equivalents on the restricted stock units we assumed in the ESI Merger when dividends are declared by the Company’s Board of Directors. Our Board of Directors declared a cash dividend of $0.20 per share during each of the first and second quarters of 2020, respectively, which totaled $22.0 million, or $0.40 per share. Our Board of Directors declared a cash dividend of $0.20 per share during each of the first and second quarters of 2019, respectively, which totaled $21.7 million, or $0.40 per share.

On July 27, 2020, our Board of Directors declared a quarterly cash dividend of $0.20 per share to be paid on September 4, 2020 to stockholders of record as of August 24, 2020.

Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of our Board of Directors. In addition, under the terms of our Term Loan Facility and ABL Facility, we may be restricted from paying dividends under certain circumstances.

Senior Secured Term Loan Credit Facility

In connection with the completion of the acquisition of Newport Corporation (“Newport”) in April 2016 (the “Newport Merger”), we entered into a term loan credit agreement (the “Term Loan Credit Agreement”) with Barclays Bank PLC, as administrative agent and collateral agent, and the lenders from time to time party thereto (the “Lenders”), that provided a senior secured term loan credit facility in the original principal amount of $780.0 million (the “2016 Term Loan Facility”), subject to increase at our option and subject to receipt of lender commitments in accordance with the Term Loan Credit Agreement (the 2016 Term Loan Facility, together with the 2019 Incremental Term Loan Facility and 2019 Term Loan Refinancing Facility (each as defined below), the “Term Loan Facility”). Prior to the effectiveness of Amendment No. 6 (as defined below), the 2016 Term Loan Facility had a maturity date of April 29, 2023. As of June 30, 2020, borrowings under the Term Loan Facility bear interest per annum at one of the following rates selected by us: (a) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the “prime rate” quoted in The Wall Street Journal, (3) a London Interbank Offer Rate (“LIBOR”) rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%, and (4) a floor of 1.75%, plus, in each case, an applicable margin; or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, subject to a LIBOR rate floor of 0.0%, plus an applicable margin. We have elected the interest rate as described in clause (b) of the foregoing sentence. The Term Loan Credit Agreement provides that, unless an alternate rate of interest is agreed, all loans will be determined by reference to the base rate if the LIBOR rate cannot be ascertained, if regulators impose material restrictions on the authority of a lender to make LIBOR rate loans, or for other reasons. The 2016 Term Loan Facility was issued with original issue discount of 1.00% of the principal amount thereof.

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

On September 30, 2016, we entered into an interest rate swap agreement, which has a maturity date of September 30, 2020, to fix the rate on $335.0 million of the then-outstanding balance of the 2016 Term Loan Facility. The rate was fixed at 1.198% per annum plus the applicable credit spread, which was 1.75% at June 30, 2020. At June 30, 2020, the notional amount of this transaction was $250.0 million and it had a fair value liability of $0.3 million.

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

On April 3, 2019, we entered into an interest rate swap agreement, which has a maturity date of March 31, 2023, to fix the rate on $300.0 million of the then-outstanding balance of the 2019 Incremental Term Loan Facility. The rate was fixed at 2.309% per annum plus the applicable credit spread, which was 1.75% at June 30, 2020. At June 30, 2020, the notional amount of this transaction was $300.0 million and it had a fair value liability of $15.3 million.

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

As of June 30, 2020, the remaining balance of deferred finance fees and original issue discount of the Term Loan Facility was $10.3 million. A portion of the deferred finance fees and original issue discount have been accelerated in connection with the various debt prepayments and extinguishments between 2016 and 2020.

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

As of June 30, 2020, after total principal prepayments of $575.0 million (which includes a $50.0 million repayment made during the six months ended June 30, 2020) and regularly scheduled principal payments of $17.1 million, the total outstanding principal balance of the Term Loan Facility was $837.9 million and the interest rate was 1.9%.

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

The Term Loan Credit Agreement contains customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. If an event of default occurs, the lenders under the Term Loan Facility will be entitled to take various actions, including the acceleration of amounts due under the Term Loan Facility and all actions generally permitted to be taken by a secured creditor. At June 30, 2020, we were in compliance with all covenants under the Term Loan Credit Agreement.

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

Lines of Credit and Short-Term Borrowing Arrangements

Our Japanese subsidiaries have lines of credit and a financing facility with various financial institutions, many of which generally expire and are renewed at three-month intervals with the remaining having no expiration date. The lines of credit and financing facility provided for aggregate borrowings as of June 30, 2020 of up to an equivalent of $33.0 million U.S. dollars. Total borrowings outstanding under these arrangements were $2.3 million and $3.1 million at June 30, 2020 and December 31, 2019, respectively.

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

Information concerning market risk is contained in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on February 28, 2020. As of June 30, 2020, there were no material changes in our exposure to market risk from December 31, 2019.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

Information regarding risk factors affecting the Company’s business are discussed in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”) and in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 (the “Quarterly Report for Q1 2020”). The risk factor disclosures in the Annual Report and in the Quarterly Report for Q1 2020 are qualified by the information relating to certain export license requirements related to China that is described in this Quarterly Report on Form 10-Q. There have been no other material changes to the risk factors as described in our Annual Report and in our Quarterly Report for Q1 2020.

Risk Related to New Export License Requirements

Our China sales could be adversely affected by new export license requirements.

As noted in Part I, Item 1A, “Risk Factors” in our Annual Report and as supplemented in our Quarterly Report for Q1 2020, we are subject to trade compliance laws in the United States and in other foreign jurisdictions where we operate that require us to obtain certain export licenses prior to product shipment. For products and technology subject to the U.S. Export Administration Regulations, or “EAR”, administered by the U.S. Department of Commerce’s Bureau of Industry and Security, the requirement for an export license is dependent on the type, end use and destination of the product and technology, and the identity, location, and citizenship of the end user. On May 15, 2020, a change to the EAR went into effect imposing new restrictions regarding how U.S. origin, license-required technologies are utilized by or for certain designated entities. These regulations created a new export license requirement for foreign-made items that are the “direct product” of certain U.S. origin technologies. Because we do not have a significant amount of products or technologies regulated by this “direct product” rule, risks associated with the inability to obtain export licenses due to the rule have not been material to date, and are currently not expected to be material to us in the future. On June 29, 2020, an additional change to the EAR went into effect, prohibiting exports and re-exports of designated products and technologies to military end-users in the countries of China, Russia, and Venezuela without an export license. Based on customer certifications obtained by MKS to date, this new rule has not had, and is not expected to have, a material impact on MKS.

However, the United States’ import and export-related regulations applicable to China remain unpredictable amidst the ongoing ‘trade war’ and it is possible that the U.S. may impose more restrictive measures, or that the Chinese government may impose countermeasures against the U.S. through its own import and export-related regulations. China is a significant market for the semiconductor equipment industry and is therefore an area of anticipated long-term growth for our business. Obtaining export licenses can be difficult, costly and time-consuming, and the failure of the U.S. Government to approve such export licenses may have severe consequences. Failure to obtain export licenses could reduce our net revenues, harm our relationships with our customers and adversely affect our business, financial condition and operating results. In addition, the absence of comparable export license requirements on our non-U.S. competitors may adversely affect our competitive position.

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

MKS INSTRUMENTS, INC.

Date: August 3, 2020	By:	/s/ Seth H. Bagshaw
Seth H. Bagshaw
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)