Form 10-Q
period 2020-09-30
MKS INSTRUMENTS INC
filed 2020-11-03
CIK 1049502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of October 27, 2020, the registrant had 55,137,088 shares of common stock outstanding.

MKS INSTRUMENTS, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MKS INSTRUMENTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

(Unaudited)

ASSETS	September 30, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$493.3	$414.6
Short-term investments	222.4	109.4
Trade accounts receivable, net of allowance for doubtful accounts of $2.0 and $1.8 at September 30, 2020 and December 31, 2019, respectively	363.9	341.1
Inventories	494.2	462.1
Other current assets	95.9	106.3
Total current assets	1,669.7	1,433.5

Property, plant and equipment, net	267.9	241.9
Right-of-use asset	180.1	64.5
Goodwill	1,062.1	1,058.5
Intangible assets, net	523.3	564.6
Long-term investments	6.3	5.8
Other assets	41.5	47.5
Total assets	$3,750.9	$3,416.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$12.0	$12.1
Accounts payable	113.4	88.4
Accrued compensation	95.4	100.9
Income taxes payable	18.8	15.4
Lease liability	16.8	20.6
Deferred revenue and customer advances	30.4	21.5
Other current liabilities	77.5	58.8
Total current liabilities	364.3	317.7

Long-term debt, net	816.8	871.7
Non-current deferred taxes	67.2	72.4
Non-current accrued compensation	44.9	43.9
Non-current lease liability	172.2	44.8
Other liabilities	58.7	42.5
Total liabilities	1,524.1	1,393.0
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred Stock, $0.01 par value per share, 2,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, no par value, 200,000,000 shares authorized; 55,135,910 and 54,596,183 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	0.1	0.1
Additional paid-in capital	861.6	864.3
Retained earnings	1,382.7	1,181.2
Accumulated other comprehensive loss	(17.6)	(22.3)
Total stockholders’ equity	2,226.8	2,023.3
Total liabilities and stockholders’ equity	$3,750.9	$3,416.3

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INSTRUMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in millions, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenues:
Products	$506.8	$386.2	$1,441.0	$1,184.9
Services	83.0	76.3	228.8	215.2
Total net revenues	589.8	462.5	1,669.8	1,400.1
Cost of revenues:
Cost of products	280.7	216.3	794.8	672.2
Cost of services	47.1	41.2	127.1	113.8
Total cost of revenues (exclusive of amortization shown separately below)	327.8	257.5	921.9	786.0
Gross profit	262.0	205.0	747.9	614.1
Research and development	42.5	41.7	127.7	122.3
Selling, general and administrative	87.0	82.1	260.3	247.8
Acquisition and integration costs	0.5	2.1	3.4	35.5
Restructuring and other	3.1	1.5	6.8	4.7
Amortization of intangible assets	12.5	17.0	42.6	50.3
Asset impairment	—	—	1.2	—
COVID-19 related net credits	—	—	(1.2)	—
Fees and expenses related to repricing of Term Loan	—	0.6	—	6.5
Gain on sale of long-lived assets	—	(6.8)	—	(6.8)
Income from operations	116.4	66.8	307.1	153.8
Interest income	0.1	1.2	1.1	4.3
Interest expense	6.6	13.5	22.7	35.3
Other expense (income), net	1.1	(0.9)	3.0	0.2
Income before income taxes	108.8	55.4	282.5	122.6
Provision for income taxes	17.1	8.0	48.0	25.0
Net income	$91.7	$47.4	$234.5	$97.6
Other comprehensive income, net of tax:
Changes in value of financial instruments designated as cash flow hedges	$(0.6)	$(0.8)	$(7.7)	$(8.6)
Foreign currency translation adjustments	17.1	(14.5)	12.1	(18.2)
Net actuarial gain on pension and post-retirement benefits	0.1	0.1	0.1	0.1
Unrealized gain (loss) on investments	—	—	0.2	(0.1)
Total comprehensive income	$108.3	$32.2	$239.2	$70.8
Net income per share:
Basic	$1.66	$0.86	$4.26	$1.79
Diluted	$1.66	$0.86	$4.24	$1.77
Weighted average common shares outstanding:
Basic	55.2	54.9	55.1	54.6
Diluted	55.4	55.2	55.3	55.0

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INSTRUMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except share and per share data)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income/(Loss)	Equity
Balance at December 31, 2019	54,596,183	$0.1	$864.3	$1,181.2	$(22.3)	$2,023.3
Net issuance under stock-based plans	276,800		(20.4)			(20.4)
Stock-based compensation			8.5			8.5
Cash dividend ($0.20 per common share)				(11.0)		(11.0)
Comprehensive income (net of tax):
Net income				69.1		69.1
Other comprehensive loss					(17.0)	(17.0)
Balance at March 31, 2020	54,872,983	0.1	852.4	1,239.3	(39.3)	2,052.5
Net issuance under stock-based plans	205,850		(0.5)			(0.5)
Stock-based compensation			6.8			6.8
Cash dividend ($0.20 per common share)				(11.0)		(11.0)
Comprehensive income (net of tax):
Net income				73.7		73.7
Other comprehensive income					5.1	5.1
Balance at June 30, 2020	55,078,833	0.1	858.7	1,302.0	(34.2)	2,126.6
Net issuance under stock-based plans	57,077		(4.5)			(4.5)
Stock-based compensation			7.4			7.4
Cash dividend ($0.20 per common share)				(11.0)		(11.0)
Comprehensive income (net of tax):
Net income				91.7		91.7
Other comprehensive income					16.6	16.6
Balance at September 30, 2020	55,135,910	$0.1	$861.6	$1,382.7	$(17.6)	$2,226.8

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INSTRUMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(in millions, except share and per share data)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income/(Loss)	Equity
Balance at December 31, 2018	54,039,554	$0.1	$793.9	$1,084.8	$(5.6)	$1,873.2
Net issuance under stock-based plans	192,218		22.5			22.5
Stock-based compensation			27.8			27.8
Cash dividend ($0.20 per common share)				(10.8)		(10.8)
Comprehensive income (net of tax):
Net income				12.5		12.5
Other comprehensive loss					(4.3)	(4.3)
Balance at March 31, 2019	54,231,772	0.1	844.2	1,086.5	(9.9)	1,920.9
Net issuance under stock-based plans	247,920		(2.1)			(2.1)
Stock-based compensation			7.2			7.2
Cash dividend ($0.20 per common share)				(10.9)		(10.9)
Stock dividends accrued			0.2	(0.2)		—
Comprehensive income (net of tax):
Net income				37.7		37.7
Other comprehensive loss					(7.3)	(7.3)
Balance at June 30, 2019	54,479,692	0.1	849.5	1,113.1	(17.2)	1,945.5
Net issuance under stock-based plans	16,972		(0.6)			(0.6)
Stock-based compensation			7.4			7.4
Cash dividend ($0.20 per common share)				(10.9)		(10.9)
Stock dividends accrued			0.1	(0.1)		—
Comprehensive income (net of tax):
Net income				47.4		47.4
Other comprehensive loss					(15.3)	(15.3)
Balance at September 30, 2019	54,496,664	0.1	$856.4	$1,149.5	$(32.5)	$1,973.5

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INSTRUMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows provided by operating activities:
Net income	$234.5	$97.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75.8	79.9
Amortization of inventory step-up adjustment to fair value	—	7.6
Amortization of debt issuance costs, original issue discount and soft call premium	2.1	6.5
Stock-based compensation	22.7	42.1
Provision for excess and obsolete inventory	19.8	18.6
Provision for doubtful accounts	0.2	0.2
Deferred income taxes	(0.7)	(9.1)
Gain on sale of long-lived asset	—	(6.8)
Asset impairment	1.2	—
Other	1.6	0.4
Changes in operating assets and liabilities, net of business acquired:
Trade accounts receivable	(20.9)	9.3
Inventories	(47.1)	(25.8)
Income taxes	21.4	(0.7)
Other current and non-current assets	10.9	(18.2)
Accrued compensation	(5.8)	(13.4)
Other current and non-current liabilities	25.8	3.0
Accounts payable	24.5	(23.9)
Net cash provided by operating activities	366.0	167.3

Cash flows used in investing activities:
Acquisition of business, net of cash acquired	—	(988.6)
Purchases of investments	(358.2)	(171.3)
Maturities of investments	181.5	93.3
Sales of investments	64.3	162.4
Proceeds from sale of assets	—	41.2
Purchases of property, plant and equipment	(59.9)	(44.7)
Net cash used in investing activities	(172.3)	(907.7)

Cash flows (used in) provided by financing activities:
Net proceeds from short and long-term borrowings	20.1	642.2
Payments on short and long-term borrowings	(77.0)	(107.8)
Net payments related to employee stock awards	(25.4)	(11.8)
Dividend payments	(33.0)	(32.6)
Net cash (used in) provided by financing activities	(115.3)	490.0
Effect of exchange rate changes on cash and cash equivalents	0.3	(7.6)
Increase (decrease) in cash and cash equivalents	78.7	(258.0)
Cash and cash equivalents at beginning of period	414.6	644.3
Cash and cash equivalents at end of period	$493.3	$386.3

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share and per share data)

1)	Basis of Presentation

The terms “MKS” and the “Company” refer to MKS Instruments, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim financial data as of September 30, 2020, and for the three and nine months ended September 30, 2020 are unaudited; however, in the opinion of MKS, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet presented as of December 31, 2019 has been derived from the consolidated audited financial statements as of that date. The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by United States generally accepted accounting principles (“U.S. GAAP”). The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the MKS Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on February 28, 2020.

The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, stock-based compensation, inventory, intangible assets, goodwill and other long-lived assets, warranty liabilities, pension liabilities, lease liabilities and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While the Company’s operations and financial performance in certain areas of its business have been negatively impacted by the coronavirus (“COVID-19”) pandemic, the impact to the Company’s financial results for the three and nine months ended September 30, 2020 was minimal due to the strong demand for its products from its semiconductor customers. The extent to which the COVID-19 pandemic impacts the Company’s financial results and operations for the remainder of 2020 and beyond will depend on future developments that are highly uncertain and cannot be predicted at this time. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
2)	Recently Issued or Adopted Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This standard provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The standard was effective upon issuance and generally can be applied through December 31, 2022. The Company is in the process of evaluating the requirements of this standard and has not yet determined the impact of adoption on its consolidated financial statements.

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

During the nine months ended September 30, 2020, the Company recorded $127.2 of additional right-of-use assets and lease liabilities related to three new leases that commenced and two existing leases that were extended during the period.

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

The elements of lease expense were as follows:

	Three Months Ended September 30,
	2020	2019
Lease cost:
Operating lease cost(1)	$7.2	$5.9
Short-term lease	1.4	1.1
Total lease cost	$8.6	$7.0

	Nine Months Ended September 30,
	2020	2019
Lease cost:
Operating lease cost(1)	$22.1	$16.6
Short-term lease	3.7	3.4
Total lease cost	$25.8	$20.0

(1)	Operating lease cost includes an immaterial amount of variable expenses and sublease rental income.

The weighted average discount rate and the weighted average remaining lease term were 3.0% and 15 years, respectively, as of September 30, 2020. The weighted average discount rate and weighted average remaining lease term were 3.8% and 5.0 years, respectively, as of September 30, 2019. Operating cash flows used for operating leases for the nine months ended September 30, 2020 and September 30, 2019 were $15.4 and $17.4, respectively.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share and per share data)

Future lease payments under non-cancelable leases as of September 30, 2020 are detailed as follows:

2020 (remaining)	$0.3
2021	12.1
2022	18.1
2023	16.9
2024	16.3
Thereafter	179.3
Total lease payments	243.0
Less: imputed interest	54.0
Total operating lease liabilities	$189.0

The remaining 2020 lease payment amount of $0.3 and the 2021 lease payment amount of $12.1 are net of tenant improvement allowances of $5.2 and $10.0, respectively. Amounts presented above do not include payments relating to immaterial leases excluded from the balance sheet as part of transition elections adopted upon implementation of ASU 2016-02,“Leases”, on January 1, 2019, as well as operating leases with terms of less than twelve months.
4)	Revenue from Contracts with Customers

Contract assets as of September 30, 2020 and December 31, 2019 were $3.7 and $3.5, respectively, and are included in other current assets.

A rollforward of the Company’s deferred revenue and customer advances is as follows:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Beginning balance, January 1(1)	$24.8	$17.5
Deferred revenue and customer advances assumed in ESI Merger	—	4.6
Additions to deferred revenue and customer advances	76.3	41.9
Amount of deferred revenue and customer advances recognized in income	(65.6)	(38.8)
Ending balance, September 30(2)	$35.5	$25.2

(1)	Beginning deferred revenue and customer advances as of January 1, 2020 included $12.4 of current deferred revenue, $3.3 of long-term deferred revenue and $9.1 of current customer advances.
(2)	Ending deferred revenue and customer advances as of September 30, 2020 included $19.7 of current deferred revenue, $5.1 of long-term deferred revenue and $10.7 of current customer advances.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers:

	Three Months Ended September 30, 2020
	Vacuum & Analysis	Light & Motion	Equipment & Solutions	Total
Net revenues:
Products	$313.9	$156.9	$36.0	$506.8
Services	47.4	19.0	16.6	83.0
Total net revenues	$361.3	$175.9	$52.6	$589.8

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share and per share data)

	Three Months Ended September 30, 2019
	Vacuum & Analysis	Light & Motion	Equipment & Solutions	Total
Net revenues:
Products	$197.2	$156.4	$32.6	$386.2
Services	43.5	16.0	16.8	76.3
Total net revenues	$240.7	$172.4	$49.4	$462.5

	Nine Months Ended September 30, 2020
	Vacuum & Analysis	Light & Motion	Equipment & Solutions	Total
Net revenues:
Products	$863.5	$457.3	$120.2	$1,441.0
Services	131.6	50.0	47.2	228.8
Total net revenues	$995.1	$507.3	$167.4	$1,669.8

	Nine Months Ended September 30, 2019
	Vacuum & Analysis	Light & Motion	Equipment & Solutions	Total
Net revenues:
Products	$581.6	$502.5	$100.8	$1,184.9
Services	129.1	46.5	39.6	215.2
Total net revenues	$710.7	$549.0	$140.4	$1,400.1

Product revenue, excluding revenue from certain custom products, is recorded at a point in time, while the majority of the service revenue and revenue from certain custom products is recorded over time.

Refer to Note 17 for revenue by reportable segment and geography.
5)	Investments

The following tables show the gross unrealized gains and (losses) aggregated by investment category for available-for-sale investments:

As of September 30, 2020:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Short-term investments:
Available-for-sale investments:
Time deposits and certificates of deposit	$0.3	$—	$—	$0.3
Bankers’ acceptance drafts	3.1	—	—	3.1
U.S. treasury obligations	219.0	—	—	219.0
	$222.4	$—	$—	$222.4

As of September 30, 2020:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Long-term investments:
Available-for-sale investments:
Group insurance contracts	$5.5	$0.8	$—	$6.3

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share and per share data)

As of December 31, 2019:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Short-term investments:
Available-for-sale investments:
Time deposits and certificates of deposit	$13.1	$—	$—	$13.1
Bankers' acceptance drafts	4.0	—	—	4.0
Commercial paper	61.5	—	(0.3)	61.2
U.S. treasury obligations	5.0	—	—	5.0
U.S. agency obligations	26.1	—	—	26.1
	$109.7	$—	$(0.3)	$109.4

As of December 31, 2019:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Long-term investments:
Available-for-sale investments:
Group insurance contracts	$5.2	$0.6	$—	$5.8

The tables above, which show the gross unrealized gains and (losses) aggregated by investment category for available-for-sale investments as of September 30, 2020 and December 31, 2019, reflect the inclusion within short-term investments of investments with contractual maturities greater than one year from the date of purchase. Management has the ability, if necessary, to liquidate any of its investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as short-term on the accompanying balance sheets.

The Company reviews and evaluates its investments for any indication of possible impairment. Based on this review, the Company has determined that the unrealized losses related to these investments at September 30, 2020 were temporary.

Interest income is accrued as earned. Dividend income is recognized as income on the date the security trades “ex-dividend.” The cost of marketable securities sold is determined by the specific identification method. Realized gains or losses are reflected in income and were not material for the three and nine months ended September 30, 2020 and September 30, 2019.
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

Assets and liabilities of the Company are measured at fair value on a recurring basis as of September 30, 2020 and are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2020	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$0.4	$0.4	$—	$—
U.S. treasury obligations	69.4	—	69.4	—
Available-for-sale investments:
Time deposits and certificates of deposit	0.3	—	0.3	—
Bankers' acceptance drafts	3.1	—	3.1	—
U.S. treasury obligations	219.0	—	219.0	—
Group insurance contracts	6.3	—	6.3	—
Derivatives – currency forward contracts	0.1	—	0.1	—
Funds in investments and other assets:
Israeli pension assets	17.3	—	17.3	—
Deferred compensation plan assets:
Mutual funds and exchange traded funds	1.5	—	1.5	—
Money market securities	0.1	—	0.1	—
Total assets	$317.5	$0.4	$317.1	$—
Liabilities:
Derivatives – currency forward contracts	$2.2	$—	$2.2	$—
Derivatives – interest rate hedge – non-current	14.0	—	14.0	—
Total liabilities	$16.2	$—	$16.2	$—
Reported as follows:
Assets:
Cash and cash equivalents(1)	$69.8	$0.4	$69.4	$—
Short-term investments	222.4	—	222.4	—
Other current assets	0.1	—	0.1	—
Total current assets	$292.3	$0.4	$291.9	$—
Long-term investments	$6.3	$—	$6.3	$—
Other assets	18.9	—	18.9	—
Total long-term assets	$25.2	$—	$25.2	$—
Liabilities:
Other current liabilities	$2.2	$—	$2.2	$—
Other liabilities	$14.0	$—	$14.0	$—

(1)	The cash and cash equivalent amounts presented in the table above do not include cash of $423.5 as of September 30, 2020.

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

Available-For-Sale Investments

As of September 30, 2020 and December 31, 2019, available-for-sale investments consisted of time deposits and drafts denominated in the Euro currency, certificates of deposit, bankers’ acceptance drafts, commercial paper, U.S. treasury obligations, U.S. agency obligations and group insurance contracts.

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

Interest Rate Swap Agreements

On September 30, 2016, the Company entered into an interest rate swap agreement, which had a maturity date of September 30, 2020, to fix the rate on approximately 50% of its then-outstanding balance under the 2016 Term Loan Facility, as described further in Note 11. This hedge fixed the interest rate paid on the hedged debt at 1.198% per annum plus the applicable credit spread, which was 1.75% as of September 30, 2020. This interest rate swap matured on September 30, 2020. At December 31, 2019, the notional amount of this transaction was $250.0 and it had a fair value asset of $0.8.

On April 3, 2019, the Company entered into an interest rate swap agreement, which has a maturity date of March 31, 2023, to fix the rate on $300.0 of the then-outstanding balance of the 2019 Incremental Term Loan Facility, as described further in Note 11. The rate was fixed at 2.309% per annum plus the applicable credit spread, which was 1.75% at September 30, 2020. At  September 30, 2020, the notional amount of this transaction was $300.0 and had a fair value liability of $14.0. At December 31, 2019, the notional amount of this transaction was $300.0 and had a fair value liability of $6.5.

The interest rate swaps are recorded at fair value on the balance sheet and changes in the fair value are recognized in other comprehensive income (“OCI”). To the extent that these arrangements are no longer an effective hedge, any ineffectiveness measured in the hedging relationships is recorded in earnings in the period it occurs.

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share and per share data)

As of September 30, 2020 and December 31, 2019, the Company had outstanding forward foreign exchange contracts with gross notional values of $158.9 and $154.7, respectively. The following tables provide a summary of the primary net hedging positions and corresponding fair values held as of September 30, 2020 and December 31, 2019:

	September 30, 2020
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value(1)
U.S. Dollar/Japanese Yen	$55.2	$(0.4)
U.S. Dollar/South Korean Won	40.9	(0.4)
U.S. Dollar/Euro	13.6	(0.3)
U.S. Dollar/U.K. Pound Sterling	6.2	(0.1)
U.S. Dollar/Taiwan Dollar	43.0	(0.9)
Total	$158.9	$(2.1)

	December 31, 2019
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value(1)
U.S. Dollar/Japanese Yen	$45.9	$—
U.S. Dollar/South Korean Won	51.7	0.2
U.S. Dollar/Euro	15.7	0.2
U.S. Dollar/U.K. Pound Sterling	8.3	(0.2)
U.S. Dollar/Taiwan Dollar	33.1	(0.4)
Total	$154.7	$(0.2)

(1)	Represents (payable) receivable amount included in the consolidated balance sheet.

The following table provides a summary of the fair value amounts of the Company’s derivative instruments:

	September 30, 2020	December 31, 2019
Derivative assets:
Foreign exchange contracts(1)	$0.1	$1.1
Interest rate hedge(2)	—	0.8
Derivative liabilities:
Foreign exchange contracts(1)	(2.2)	(1.3)
Interest rate hedge(2)	(14.0)	(6.5)
Total net derivative liability designated as hedging instruments	$(16.1)	$(5.9)

(1)

The derivative asset of $0.1 and derivative liability of $2.2 related to the forward foreign exchange contracts are classified in other current assets and other current liabilities in the condensed consolidated balance sheet as of September 30, 2020. The derivative asset of $1.1 and derivative liability of $1.3 related to the forward foreign exchange contracts are classified in other current assets and other current liabilities in the condensed consolidated balance sheet as of December 31, 2019. These forward foreign exchange contracts are subject to a master netting agreement with one financial institution. However, the Company has elected to record these contracts on a gross basis in the balance sheet.

(2)

The interest rate hedge asset of $0.8 is classified in other current assets in the condensed consolidated balance sheet as of December 31, 2019. The interest rate hedge liabilities of $14.0 and $6.5 are classified in other non-current liabilities as of September 30, 2020 and December 31, 2019, respectively.

The net amount of existing gains as of September 30, 2020 that is expected to be reclassified from OCI into earnings within the next 12 months is immaterial.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share and per share data)

The following table provides a summary of the (losses) gains on derivatives designated as cash flow hedging instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Designated as Cash Flow Hedging Instruments	2020	2019	2020	2019
Forward exchange contracts:
Net loss recognized in accumulated OCI(1)	$(0.6)	$(1.0)	$(7.7)	$(11.2)
Net gain reclassified from accumulated OCI into income(2)	$0.4	$2.0	$2.2	$4.1

(1)	Net change in the fair value of the effective portion classified in accumulated OCI.
(2)

Effective portion classified in cost of products for the three and nine months ended September 30, 2020 and 2019. The tax effect of the gains or losses reclassified from accumulated OCI into income is immaterial.

The following table provides a summary of the (loss) gain on derivatives not designated as hedging instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	2020	2019	2020	2019
Forward exchange contracts:
Net (loss) gain recognized in income(1)	$(0.6)	$0.1	$(0.6)	$(0.2)

(1)

The Company enters into foreign exchange contracts to hedge against changes in the balance sheet for certain subsidiaries to mitigate the risk associated with certain foreign currency transactions in the ordinary course of business. These derivatives are not designated as hedging instruments and gains or losses from these derivatives are recorded immediately in other (expense) income.

8)	Inventories

Inventories consist of the following:

	September 30, 2020	December 31, 2019
Raw materials	$316.6	$288.8
Work-in-process	76.5	79.3
Finished goods	101.1	94.0
	$494.2	$462.1

9)	Acquisitions

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

The fair value write-up of acquired finished goods inventory was $7.6, the amount of which was expensed over the period during which the acquired inventory was sold. For the nine months ended September 30, 2019, the Company recorded $7.6 of incremental cost of sales charge associated with the fair value write-up of inventory acquired in the ESI Merger.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Total net revenues	$462.5	$1,414.7
Net income	$47.7	$127.7
Net income per share:
Basic	$0.87	$2.34
Diluted	$0.86	$2.32

The unaudited pro forma financial information above gives effect primarily to the following:

(1)

Incremental amortization and depreciation expense related to the estimated fair value of identifiable intangible assets and property, plant and equipment, respectively, from the purchase price allocation.

(2)	Revenue and cost of goods sold adjustments as a result of the reduction in deferred revenue and the cost related to their estimated fair value.
(3)	Incremental interest expense related to the Company’s 2019 Incremental Term Loan Facility.
(4)	The exclusion of acquisition costs and inventory and demonstration inventory step-up amortization from the three and nine months ended September 30, 2019.
(5)	The exclusion of debt issuance costs due to the modification of the Term Loan Facility from the three and nine months ended September 30, 2019.
(6)	The estimated tax impact of the above adjustments.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share and per share data)

10)	Goodwill and Intangible Assets

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

The changes in the carrying amount of goodwill and accumulated impairment loss during the nine months ended September 30, 2020 and year ended December 31, 2019 were as follows:

	Nine Months Ended September 30, 2020			Twelve Months Ended December 31, 2019
	Gross Carrying Amount	Accumulated Impairment Loss	Net	Gross Carrying Amount	Accumulated Impairment Loss	Net
Beginning balance at January 1	$1,202.8	$(144.3)	$1,058.5	$731.3	$(144.3)	$587.0
Acquired goodwill	—	—	—	474.0	—	474.0
Foreign currency translation	3.6	—	3.6	(2.5)	—	(2.5)
Ending balance at September 30, 2020 and December 31, 2019	$1,206.4	$(144.3)	$1,062.1	$1,202.8	$(144.3)	$1,058.5

Intangible Assets

Components of the Company’s intangible assets are comprised of the following:

As of September 30, 2020:	Gross	Accumulated Impairment Charges	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology	$446.4	$(0.1)	$(203.2)	$(0.1)	$243.0
Customer relationships	308.2	(1.4)	(99.6)	0.2	207.4
Patents, trademarks, trade names and other	120.9	—	(47.8)	(0.2)	72.9
	$875.5	$(1.5)	$(350.6)	$(0.1)	$523.3

As of December 31, 2019:	Gross	Accumulated Impairment Charges	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology(1)	$446.4	$(0.1)	$(178.3)	$(0.2)	$267.8
Customer relationships(1)	308.2	(1.4)	(84.2)	(1.4)	221.2
Patents, trademarks, trade names and other(2)	120.9	—	(45.5)	0.2	75.6
	$875.5	$(1.5)	$(308.0)	$(1.4)	$564.6

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share and per share data)

Aggregate amortization expense related to acquired intangibles for the nine months ended September 30, 2020 and September 30, 2019 were $42.6 and $50.3, respectively. Aggregate net amortization expense related to acquired intangible assets for future years is as follows:

Year	Amount
2020 (remaining)	$13.2
2021	47.9
2022	45.4
2023	45.0
2024	44.1
2025	43.2
Thereafter	228.6

The Company excluded $55.9 of indefinite-lived trademarks and trade names that were not subject to amortization from the table above.
11)	Debt

Senior Secured Term Loan Credit Facility

In connection with the completion of the acquisition of Newport Corporation (“Newport”) in 2016 (the “Newport Merger”), the Company entered into a term loan credit agreement (the “Term Loan Credit Agreement”) with Barclays Bank PLC, as administrative agent and collateral agent, and the lenders from time to time party thereto (the “Lenders”), that provided a senior secured term loan credit facility in the original principal amount of $780.0 (the “2016 Term Loan Facility”), subject to increase at the Company’s option and subject to receipt of lender commitments in accordance with the Term Loan Credit Agreement (the 2016 Term Loan Facility, together with the 2019 Incremental Term Loan Facility and 2019 Term Loan Refinancing Facility (each as defined below), the “Term Loan Facility”). Prior to the effectiveness of Amendment No. 6 (as defined below), the 2016 Term Loan Facility had a maturity date of April 29, 2023. As of September 30, 2020, borrowings under the Term Loan Facility bear interest per annum at one of the following rates selected by the Company: (a) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the “prime rate” quoted in The Wall Street Journal, (3) a London Interbank Offer Rate (“LIBOR”) rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%, and (4) a floor of 1.75%, plus, in each case, an applicable margin; or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, subject to a LIBOR rate floor of 0.0%, plus an applicable margin. The Company has elected the interest rate as described in clause (b) of the foregoing sentence. The Term Loan Credit Agreement provides that, unless an alternate rate of interest is agreed, all loans will be determined by reference to the base rate if the LIBOR rate cannot be ascertained, if regulators impose material restrictions on the authority of a lender to make LIBOR rate loans, or for other reasons. The 2016 Term Loan Facility was issued with original issue discount of 1.00% of the principal amount thereof.

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

On September 30, 2016, the Company entered into an interest rate swap agreement, which had a maturity date of September 30, 2020, to fix the rate on $335.0 of the then-outstanding balance of the 2016 Term Loan Facility. The rate was fixed at 1.198% per annum plus the applicable credit spread, which was 1.75% at September 30, 2020. This interest rate swap matured on September 30, 2020.

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

On April 3, 2019, the Company entered into an interest rate swap agreement, which has a maturity date of March 31, 2023, to fix the rate on $300.0 of the then-outstanding balance of the 2019 Incremental Term Loan Facility. The rate was fixed at 2.309% per annum plus the applicable credit spread, which was 1.75% at September 30, 2020. At September 30, 2020, the notional amount of this transaction was $300.0 and it had a fair value liability of $14.0.

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

As of September 30, 2020, the remaining balance of deferred finance fees and original issue discount of the Term Loan Facility was $9.8. A portion of the deferred finance fees and original issue discount have been accelerated in connection with the various debt prepayments and extinguishments between 2016 and 2020.

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

As of September 30, 2020, after total principal prepayments of $575.0 (which includes a $50.0 prepayment made during the nine months ended September 30, 2020) and regularly scheduled principal payments of $19.4, the total outstanding principal balance of the Term Loan Facility was $835.6 and the interest rate was 1.9%.

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

The Term Loan Credit Agreement contains customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. If an event of default occurs, the lenders under the Term Loan Facility will be entitled to take various actions, including the acceleration of amounts due under the Term Loan Facility and all actions generally permitted to be taken by a secured creditor. At September 30, 2020, the Company was in compliance with all covenants under the Term Loan Credit Agreement.

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

Lines of Credit and Short-Term Borrowing Arrangements

The Company’s Japanese subsidiaries have lines of credit and a financing facility with various financial institutions, many of which generally expire and are renewed at three-month intervals with the remaining having no expiration date. The lines of credit and financing facility provided for aggregate borrowings as of September 30, 2020 of up to an equivalent of $31.7 U.S. dollars. Total borrowings outstanding under these arrangements were $3.0 and $3.1 at September 30, 2020  and December 31, 2019, respectively.

	September 30, 2020	December 31, 2019
Short-term debt:
Japanese lines of credit	$3.0	$2.5
Japanese receivables financing facility	—	0.6
Term Loan Facility	9.0	9.0
	$12.0	$12.1

	September 30, 2020	December 31, 2019
Long-term debt:
Term Loan Facility, net(1)	$816.8	$871.6
Other debt	—	0.1
	$816.8	$871.7

(1)	Net of deferred financing fees, original issue discount and repricing fees of $9.8 and $11.8 as of September 30, 2020 and December 31, 2019, respectively.

Contractual maturities of the Company’s debt obligations as of September 30, 2020 are as follows:

Year	Amount
2020 (remaining)	$5.3
2021	9.0
2022	9.0
2023	9.0
2024	9.0
2025	9.0
Thereafter	788.3

12)	Product Warranties

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share and per share data)

Product warranty activities were as follows:

	Nine Months Ended September 30,
	2020	2019
Beginning of period	$14.9	$10.4
Assumed product warranty liability from ESI Merger	—	7.2
Provision for product warranties	20.2	18.7
Charges to warranty liability	(19.0)	(21.2)
End of period(1)	$16.1	$15.1

(1)

As of September 30, 2020, short-term product warranty of $13.0 and long-term product warranty of $3.1 were included within other current liabilities and other non-current liabilities, respectively, within the accompanying condensed consolidated balance sheet. As of September 30, 2019, short-term product warranty of $12.0 and long-term product warranty of $3.1 were included within other current liabilities and other non-current liabilities, respectively, within the accompanying condensed consolidated balance sheet.

13)	Income Taxes

The Company’s effective tax rates for the three and nine months ended September 30, 2020 were 15.7 % and 17.0%, respectively. The effective tax rates for the three and nine months ended September 30, 2020, and related income tax expense, were lower than the U.S. statutory tax rate mainly due to the geographic mix of income earned by the Company’s international subsidiaries being taxed at rates lower than the U.S. statutory tax rate, windfall benefits of stock compensation, and the deduction for foreign derived intangible income offset by the tax effects of the global intangible low taxed income inclusion and the write-off of deferred tax assets related to certain foreign net operating losses.

The Company’s effective tax rates for the three and nine months ended September 30, 2019 were 14.4% and 20.4%, respectively. The effective tax rates for the three and nine months ended September 30, 2019, and related income tax expense, were lower than the U.S. statutory tax rate due to the deduction for foreign derived intangible income, the geographic mix of income earned by the Company’s international subsidiaries being taxed at rates lower than the U.S. statutory tax rate and the impact of various tax credits, offset by the tax effects of the global intangible low-taxed income inclusion along with the correction of an out-of-period error with respect to deferred tax assets related to limitations on the deduction of executive compensation in the amount of $5.0. This correction, which was recorded during the three months ended June 30, 2019, but should have been recorded during the three months ended September 30, 2018, increased the Company’s effective tax rate for the three and six months ended June 30, 2019 and the nine months ended September 30, 2019 by 9.8%, 7.5% and 3.8%, respectively. The error and subsequent adjustment were not material to prior or current interim and annual financial statements.

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

The total amount of gross unrecognized tax benefits, which excludes interest and penalties, was $47.5 and $43.5 as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020 if these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of $39.2, excluding interest and penalties, would impact the Company’s effective tax rate. The Company accrues interest expense, and if applicable, penalties, for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. As of September 30, 2020 and December 31, 2019, the Company had accrued interest on unrecognized tax benefits of $0.6 and $0.5, respectively.

Over the next 12 months, it is reasonably possible that the Company may recognize $0.9 of previously net unrecognized tax benefits, excluding interest and penalties, related to various U.S. state and foreign tax positions primarily as a result of the expiration of certain statutes of limitations.

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share and per share data)

14)	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income	$91.7	$47.4	$234.5	$97.6
Denominator:
Shares used in net income per common share – basic	55,173,000	54,945,000	55,060,000	54,636,000
Effect of dilutive securities:
Restricted stock units and stock appreciation rights	226,000	259,000	241,000	409,000
Shares used in net income per common share – diluted	55,399,000	55,204,000	55,301,000	55,045,000
Net income per common share:
Basic	$1.66	$0.86	$4.26	$1.79
Diluted	$1.66	$0.86	$4.24	$1.77

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

For the three and nine months ended September 30, 2020 there were approximately 2,600 and 900 weighted-average restricted stock units, respectively, that would have had an anti-dilutive effect on EPS, and were excluded from the computation of diluted weighted-average shares.

For the three and nine months ended September 30, 2019, there were approximately 204,000 and 165,000 weighted-average restricted stock units, respectively, that would have had an anti-dilutive effect on EPS, and were excluded from the computation of diluted weighted-average shares.
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

The total stock-based compensation expense included in the Company’s consolidated statements of income and comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenues	$1.2	$0.8	$3.1	$1.9
Research and development expense	1.0	1.0	3.0	2.8
Selling, general and administrative expense	5.1	4.0	15.9	16.2
Acquisition and integration related expense	0.1	1.2	0.7	20.8
Restructuring related expense	—	0.4	—	0.4
Total pre-tax stock-based compensation expense	$7.4	$7.4	$22.7	$42.1

At September 30, 2020, the total compensation expense related to unvested stock-based awards granted to employees and directors under the 2014 Plan that had not been recognized was $37.7. The future compensation expense for time-based awards is recognized on a straight-line basis and the future compensation expense for performance-based awards is recognized using the accelerated graded vesting method, both of which expense over the requisite service period, except for retirement eligible employees, in which case the Company expenses the fair value of the grant in the period the grant is issued.

The following table presents the activity for RSUs under the 2014 Plan:

	Nine Months Ended September 30, 2020
	Outstanding RSUs	Weighted Average Grant Date Fair Value
RSUs – beginning of period	1,102,534	$85.93
Accrued dividend shares	535	$107.82
Granted	305,610	$98.25
Vested	(732,416)	$85.32
Forfeited	(63,094)	$85.40
RSUs – end of period	613,169	$92.87

The following table presents the activity for SARs under the 2014 Plan:

	Nine Months Ended September 30, 2020
	Outstanding SARs	Weighted Average Grant Date Fair Value
SARs – beginning of period	108,854	$29.05
Exercised	(49,492)	$27.42
Forfeited or expired	(1,400)	$22.39
SARs – end of period	57,962	$30.61

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share and per share data)

16)	Stockholders’ Equity

Share Repurchase Program

On July 25, 2011, the Company’s Board of Directors approved a share repurchase program for the repurchase of up to an aggregate of $200 of its outstanding common stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means. The timing and quantity of any shares repurchased depends upon a variety of factors, including business conditions, stock market conditions and business development activities, including, but not limited to, merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice. The Company has repurchased approximately 2,588,000 shares of common stock for approximately $127 pursuant to the program since its adoption. During the three and nine months ended September 30, 2020 and 2019, there were no repurchases of common stock.

Cash Dividends

Holders of the Company’s common stock are entitled to receive dividends when they are declared by the Company’s Board of Directors. In addition, the Company accrues dividend equivalents on the RSUs the Company assumed in the ESI Merger described in Note 15 above when dividends are declared by the Company’s Board of Directors. The Company’s Board of Directors declared a cash dividend of $0.20 per share during each of the first, second and third quarters of 2020, which totaled $33.0, or $0.60 per share. The Company’s Board of Directors declared a cash dividend of $0.20 per share during each of the first, second and third quarters of 2019, which totaled $32.6, or $0.60 per share.

On October 26, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share to be paid on December 4, 2020 to stockholders of record as of November 23, 2020.

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

The following table sets forth net revenues by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Vacuum & Analysis	$361.3	$240.7	$995.1	$710.7
Light & Motion	175.9	172.4	507.3	549.0
Equipment & Solutions	52.6	49.4	167.4	140.4
	$589.8	$462.5	$1,669.8	$1,400.1

The following table sets forth a reconciliation of segment gross profit to consolidated net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gross profit by reportable segment:
Vacuum & Analysis	$163.5	$102.8	$444.1	$303.0
Light & Motion	76.0	79.9	227.8	257.6
Equipment & Solutions	22.5	22.3	76.0	53.5
Total gross profit by reportable segment	262.0	205.0	747.9	614.1
Operating expenses:
Research and development	42.5	41.7	127.7	122.3
Selling, general and administrative	87.0	82.1	260.3	247.8
Acquisition and integration costs	0.5	2.1	3.4	35.5
Restructuring and other	3.1	1.5	6.8	4.7
Amortization of intangible assets	12.5	17.0	42.6	50.3
Asset impairment	—	—	1.2	—
COVID-19 related net credits	—	—	(1.2)	—
Fees and expenses related to repricing of Term Loan Facility	—	0.6	—	6.5
Gain on sale of long-lived assets	—	(6.8)	—	(6.8)
Income from operations	116.4	66.8	307.1	153.8
Interest and other expense, net	7.6	11.4	24.6	31.2
Income before income taxes	108.8	55.4	282.5	122.6
Provision for income taxes	17.1	8.0	48.0	25.0
Net income	$91.7	$47.4	$234.5	$97.6

The following table sets forth capital expenditures by reportable segment for the three and nine months ended September 30, 2020 and 2019:

	Vacuum & Analysis	Light & Motion	Equipment & Solutions	Total
Three Months Ended September 30, 2020:
Capital expenditures	$9.7	$12.9	$6.4	$29.0
Nine Months Ended September 30, 2020:
Capital expenditures	$28.8	$21.4	$9.7	$59.9
Three Months Ended September 30, 2019:
Capital expenditures	$7.4	$6.8	$2.3	$16.5
Nine Months Ended September 30, 2019:
Capital expenditures	$21.6	$16.9	$6.2	$44.7

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share and per share data)

The following table sets forth depreciation and amortization by reportable segment for the three and nine months ended September 30, 2020 and 2019:

	Vacuum & Analysis	Light & Motion	Equipment & Solutions	Total
Three Months Ended September 30, 2020:
Depreciation and amortization	$5.1	$9.6	$8.6	$23.3
Nine Months Ended September 30, 2020:
Depreciation and amortization	$15.1	$33.5	$27.2	$75.8
Three Months Ended September 30, 2019:
Depreciation and amortization	$4.2	$13.0	$10.0	$27.2
Nine Months Ended September 30, 2019:
Depreciation and amortization	$12.2	$40.4	$27.3	$79.9

Total income tax expense is not presented by reportable segment because the necessary information is not available nor used by the CODM.

The following table sets forth segment assets by reportable segment:

September 30, 2020	Vacuum & Analysis	Light & Motion	Equipment & Solutions	Corporate, Eliminations & Other	Total
Segment assets:
Trade accounts receivable, net	$202.9	$143.7	$42.5	$(25.2)	$363.9
Inventory, net	261.0	169.9	64.6	(1.3)	494.2
Total segment assets	$463.9	$313.6	$107.1	$(26.5)	$858.1

December 31, 2019	Vacuum & Analysis	Light & Motion	Equipment & Solutions	Corporate, Eliminations & Other	Total
Segment assets:
Trade accounts receivable, net	$185.9	$147.2	$40.1	$(32.1)	$341.1
Inventory, net	224.8	163.7	73.5	0.1	462.1
Total segment assets	$410.7	$310.9	$113.6	$(32.0)	$803.2

The following is a reconciliation of segment assets to consolidated total assets:

	September 30, 2020	December 31, 2019
Total segment assets	$858.1	$803.2
Cash and cash equivalents	493.3	414.6
Short-term investments	222.4	109.4
Other current assets	95.9	106.3
Property, plant and equipment, net	267.9	241.9
Right-of-use asset	180.1	64.5
Goodwill and intangible assets, net	1,585.4	1,623.1
Other assets and long-term investments	47.8	53.3
Consolidated total assets	$3,750.9	$3,416.3

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenues:
United States	$281.2	$211.1	$757.7	$653.0
South Korea	65.8	41.3	206.8	116.0
China	67.6	46.7	192.5	140.5
Japan	39.9	32.4	117.1	105.5
Israel	34.3	26.4	98.3	76.6
Germany	29.4	36.4	94.3	111.9
Other	71.6	68.2	203.1	196.6
	$589.8	$462.5	$1,669.8	$1,400.1

Long-lived assets:(1)	September 30, 2020	December 31, 2019
United States	$353.1	$208.3
Europe	37.3	41.4
Asia	88.7	89.6
	$479.1	$339.3

(1)	Long-lived assets include property, plant and equipment, net, right-of-use assets, and certain other assets, and exclude goodwill, intangible assets and long-term tax-related accounts.

Goodwill associated with each of the Company’s reportable segments is as follows:

	September 30, 2020	December 31, 2019
Reportable segment:
Vacuum & Analysis	$196.5	$196.7
Light & Motion	391.7	388.5
Equipment & Solutions	473.9	473.3
Total goodwill	$1,062.1	$1,058.5

Major Customers

For the three and nine months ended September 30, 2020, the Company had two customers that each accounted for 10% or more of the Company’s total net revenues. Net revenues from LAM Research Corporation constituted 14.1% and 12.3%, of the Company’s total net revenues for the three and nine month periods ended September 30, 2020, respectively, and net revenues from Applied Materials, Inc. constituted 11.0% and 10.8% of the Company’s total net revenues for the same periods. For the three and nine months ended September 30, 2019, no single customer accounted for 10% or more of the Company’s total net revenues.

18)	Restructuring and Other

Restructuring

The Company recorded restructuring charges of $0.8 and $1.4 during the three and nine months ended September 30, 2020, related to the pending closure of a facility in Europe and costs related to the exit of certain product groups.

The Company recorded restructuring charges of $1.5 and $3.0 during the three and nine months ended September 30, 2019, primarily related to severance costs as a result of an organization-wide reduction in workforce, the consolidation of service functions in Asia and the movement of certain products to low cost regions.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except share and per share data)

Restructuring activities were as follows:

	Nine Months Ended September 30,
	2020	2019
Beginning of period restructuring accrual	$3.7	$2.6
Charged to expense	1.4	3.0
Payments and adjustments	(3.8)	(3.1)
End of period restructuring accrual	$1.3	$2.5

Other

The Company recorded charges of $2.3 and $5.9 during the three and nine months ended September 30, 2020, respectively, related to duplicate facility costs.

The Company received an insurance reimbursement of $0.5 during the nine months ended September 30, 2020 for costs recorded on a legal settlement from a contractual obligation assumed as part of the acquisition of Newport. The Company recorded a charge of $1.7 during the nine months ended September 30, 2019 related to this legal settlement.
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

On July 27, 2017, plaintiffs filed a second amended complaint containing substantially similar allegations but naming only Newport’s former directors as defendants. On August 8, 2017, the Court dismissed the Company and Newport from the action. The second amended complaint seeks monetary damages, including pre- and post-judgment interest. The Court granted a motion for class certification on September 27, 2018, appointing Mr. Pincon and Locals 302 and 612 of the International Union of Operating Engineers - Employers Construction Industry Retirement Trust as class representatives. On June 11, 2018, plaintiff Dixon Chung was voluntarily dismissed from the litigation. On August 9, 2019, plaintiffs filed a motion for leave to file a third amended complaint, which was denied on October 10, 2019. On August 23, 2019, defendants filed a motion for summary judgment. On January 23, 2020, the court entered its findings of fact, conclusions of law, and order granting defendants’ motion for summary judgment. On February 18, 2020, plaintiffs filed a notice of appeal from the court’s order granting defendants’ motion for summary judgment, as well as from the court’s prior orders granting defendants’ motion for a bench trial and denying plaintiffs’ motion for leave to file an amended complaint. On March 20, 2020, plaintiffs filed a motion to retax and settle costs, and defendants filed a motion for costs, interest, and attorneys’ fees. On August 4, 2020, the court issued a bench ruling granting in part and denying in part defendants’ motion for costs, interest, and attorneys’ fees, and granting in part and denying in part plaintiffs’ motion to retax and settle costs.

The Company is subject to various legal proceedings and claims, which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding the future financial performance, business prospects and growth of MKS. These statements are only predictions based on current assumptions and expectations. Any statements that are not statements of historical fact (including statements containing the words “will,” “projects,” “intends,” “believes,” “plans,” “anticipates,” “expects,” “estimates,” “forecasts,” “continues” and similar expressions) should be considered to be forward-looking statements. Actual events or results may differ materially from those in the forward-looking statements set forth herein. Among the important factors that could cause actual events to differ materially from those in the forward-looking statements are the conditions affecting the markets in which MKS operates, including the fluctuations in capital spending in the semiconductor industry and other advanced manufacturing markets, fluctuations in sales to our major customers, the impact of the COVID-19 pandemic on the global economy and financial markets, including any restrictions on MKS’ operations and the operations of MKS’ customers and suppliers resulting from public health requirements and government mandates, the terms of our Term Loan Facility, competition from larger or more established companies in MKS’ markets, MKS’ ability to successfully grow its business and particularly that of ESI’s business, the challenges, risks and costs involved with integrating the operations of the companies we have acquired, potential fluctuations in quarterly results, dependence on new product development, rapid technological and market change, acquisition strategy, manufacturing and sourcing risks, volatility of stock price, international operations, financial risk management, and the other factors described in MKS’ most recent Annual Report on Form 10-K for the year ended December 31, 2019 and any subsequent Quarterly Reports on Form 10-Q, as filed with the U.S. Securities and Exchange Commission (the “SEC”). MKS is under no obligation to, and expressly disclaims any obligation to, update or alter these forward-looking statements, whether as a result of new information, future events or otherwise after the date of this presentation.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, describes principal factors affecting the results of our operations, financial condition and liquidity, as well as our critical accounting policies and estimates that require significant judgment and thus have the most significant potential impact on our Consolidated Financial Statements. This section provides an analysis of our financial results for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019.

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

While our operations and financial performance in certain areas of our business have been negatively impacted by the COVID-19 pandemic, the impact to our financial results for the three and nine months ended September 30, 2020 has been minimal due to strong demand for our products from our semiconductor customers. However, the situation remains dynamic and there remains significant uncertainty as to the length and severity of the pandemic, the actions that may be taken by government authorities, the impact to the business of our customers and suppliers, the long-term economic implications and other factors identified in Part II, Item IA “Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020, which was filed with the SEC on May 6, 2020. We believe the longer the COVID-19 pandemic continues, the more material the adverse impact could be on our business, financial condition and operating results. We will continue to evaluate the nature and extent of the impact to our business, financial condition and operating results.

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

We have a diverse base of customers. Approximately 60% and 52% of our net revenues, for the nine months ended September 30, 2020 and 2019, respectively, were from sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers.

Approximately 40% and 48% of our net revenues, for the nine months ended September 30, 2020 and 2019, respectively, were from sales to customers in our advanced markets. These include, but are not limited to, industrial technologies, life and health sciences, and research and defense.

Net revenues from semiconductor capital equipment manufacture and semiconductor device manufacture customers increased by $136.1 million, or 61%, for the three months ended September 30, 2020, compared to the same period in the prior year, primarily due to an increase of $125.1 million from our Vacuum & Analysis segment. Net revenues from semiconductor capital equipment manufacture and semiconductor device manufacture customers increased by $335.9 million, or 51%, for the nine months ended September 30, 2020, compared to the same period in the prior year, primarily due to an increase of $305.9 million from our Vacuum & Analysis segment. These increases were primarily driven by broad-based demand across foundry, logic and memory manufacturing activities. The semiconductor capital equipment industry is subject to rapid demand shifts, which are difficult to predict, and we cannot be certain as to the timing or extent of future demand or any future weakness in the semiconductor capital equipment industry.

Net revenues from customers in our advanced markets decreased by $8.7 million, or 4%, for the three months ended September 30, 2020, compared to the same period in the prior year, primarily due to a decrease of $6.2 million from our Light & Motion segment. Net revenues from customers in our advanced markets decreased by $66.1 million, or 9%, for the nine months ended September 30, 2020, compared to the same period in the prior year, primarily due to a decrease of $62.8 million from our Light & Motion segment. Our advanced markets experienced an overall decline for the nine months ended September 30, 2020 driven by a general slowdown in our industrial markets as well as in our research market which was negatively impacted by university and research lab closures resulting from the COVID-19 pandemic.

A significant portion of our net revenues is from sales to customers in international markets. For the nine months ended September 30, 2020 and 2019, international net revenues accounted for approximately 55% and 53%, respectively, of our total net revenues. A significant portion of our international net revenues was from South Korea, China, Japan, Israel and Germany. We expect international net revenues will continue to represent a significant percentage of our total net revenues. Long-lived assets located in the

United States were $353.1 million and $208.3 million, as of September 30, 2020 and December 31, 2019, respectively, excluding goodwill, intangible assets, and long-term tax-related accounts. The increase in long-lived assets in the United States, comparing September 30, 2020 to December 31, 2019, was primarily related to an increase in the right-of-use asset for new facility leases. Long-lived assets located outside of the United States were $126.0 million and $131.0 million, as of September 30, 2020 and December 31, 2019, respectively, excluding goodwill, intangible assets, and long-term tax-related accounts.

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

While we do not believe that the impact on the business to date of the COVID-19 pandemic has triggered the need to perform an impairment test on goodwill, we will continue to assess the impact of the pandemic on our business.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenues:
Product	85.9%	83.5%	86.3%	84.6%
Services	14.1	16.5	13.7	15.4
Total net revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product revenues	47.6	46.8	47.6	48.0
Cost of service revenues	8.0	8.9	7.6	8.1
Total cost of revenues (exclusive of amortization shown separately below)	55.6	55.7	55.2	56.1
Gross profit	44.4	44.3	44.8	43.9
Research and development	7.2	9.0	7.7	8.8
Selling, general and administrative	14.7	17.8	15.6	17.7
Acquisition and integration costs	0.1	0.5	0.2	2.5
Restructuring and other	0.5	0.3	0.4	0.3
Amortization of intangible assets	2.1	3.7	2.5	3.6
Asset impairment	—	—	0.1	—
COVID-19 related net credits	—	—	(0.1)	—
Fees and expenses related to repricing of Term Loan	—	0.1	—	0.5
Gain on sale of long-lived assets	—	(1.5)	—	(0.5)
Income from operations	19.8	14.4	18.4	11.0
Interest income	—	0.3	0.1	0.3
Interest expense	1.1	2.9	1.4	2.5
Other expense (income), net	0.2	(0.2)	0.2	—
Income before income taxes	18.5	12.0	16.9	8.8
Provision for income taxes	2.9	1.7	2.9	1.8
Net income	15.6%	10.3%	14.0%	7.0%

Net Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Product	$506.8	$386.2	$1,441.0	$1,184.9
Service	83.0	76.3	228.8	215.2
Total net revenues	$589.8	$462.5	$1,669.8	$1,400.1

Product revenues increased $120.6 million and $256.1 million during the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year. These increases were primarily attributed to increases in net product revenues from our semiconductor customers, primarily due to higher volume, of $128.5 million and $326.5 million, for these same periods, respectively, partially offset by a decrease in net product revenues from customers in our advanced markets of $7.9 million and $70.4 million, for these same periods, respectively.

Service revenues consisted mainly of fees for services related to the maintenance and repair of our products, sales of spare parts, and installation and training. Service revenues increased $6.7 million and $13.5 million during the three and nine months ended September 30, 2020, compared to the same periods in the prior year. The increase in service revenues for the three months ended September 30, 2020 was primarily attributed to an increase in service revenues from customers in our semiconductor market in our Vacuum & Analysis and Light & Motion segments. The increase in service revenues for the nine months ended September 30, 2020, was primarily attributed to an increase in service revenues from customers in our advanced markets in our Equipment & Solutions segment and from customers in our semiconductor market in our Vacuum & Analysis segment.

Total international net revenues, including product and service, were $308.6 million and $912.1 million for the three and nine months ended September 30, 2020, respectively, compared to $251.3 million and $747.1 million for the three and nine months ended September 30, 2019, respectively. These increases were primarily attributed to increases in net revenues in South Korea and China.

The following table sets forth our net revenues by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Net revenues:
Vacuum & Analysis	$361.3	$240.7	$995.1	$710.7
Light & Motion	175.9	172.5	507.3	549.0
Equipment & Solutions	52.6	49.3	167.4	140.4
Total net revenues	$589.8	$462.5	$1,669.8	$1,400.1

Net revenues from our Vacuum & Analysis segment increased $120.6 million and $284.4 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year, due to volume increases in net revenues from semiconductor customers of $125.1 million and $305.9 million for the three and nine months ended September 30, 2020, respectively, offset by decreases in net revenues from customers in our advanced markets of $4.5 million and $21.5 million for the same periods, respectively, primarily from customers in our industrial technologies market.

Net revenues from our Light & Motion segment increased $3.4 million and decreased $41.7 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year. The decrease for the nine months ended September 30, 2020 was attributed to a decrease in revenues from customers in our advanced markets of $62.8 million, primarily from customers in our industrial technologies and research and defense markets, offset by an increase of $21.1 million in net revenues from semiconductor customers.

Net revenues from our Equipment & Solutions segment increased $3.3 million and $27.0 million for the three and nine months ended September 30, 2020, compared to the same periods in the prior year, due to increases in net revenues from customers in our advanced markets of $1.9 million and $18.1 million, respectively, and increases in net revenues from semiconductor customers of $1.4 million and $8.9 million, respectively.

Gross Margin

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Points Change	2020	2019	% Points Change
Gross margin as a percentage of net revenues:
Product	44.6%	44.0%	0.6%	44.9%	43.3%	1.6%
Service	43.2	46.0	(2.8)	44.4	47.1	(2.7)
Total gross margin	44.4%	44.3%	0.1%	44.8%	43.9%	0.9%

Gross margin as a percentage of net product revenues increased by 0.6 and 1.6 percentage points for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year, primarily due to higher revenue volumes and favorable absorption, partially offset by unfavorable product mix and higher logistics costs.

Gross margin as a percentage of net service revenues decreased by 2.8 and 2.7 percentage points for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year, primarily due to unfavorable absorption partially offset by favorable mix of products serviced.

The following table sets forth gross margin as a percentage of net revenues by reportable segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Points Change	2020	2019	% Points Change
Gross margin as a percentage of net revenues:
Vacuum & Analysis	45.3%	42.7%	2.6%	44.6%	42.6%	2.0%
Light & Motion	42.8	46.0	(3.2)	44.7	46.5	(1.8)
Equipment & Solutions	43.0	44.5	(1.5)	45.4	38.5	6.9
Total gross margin	44.4%	44.3%	0.1%	44.8%	43.9%	0.9%

Gross margin for our Vacuum & Analysis segment increased by 2.6 and 2.0 percentage points for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year, primarily due to higher revenue volumes.

Gross margin for our Light & Motion segment decreased by 3.2 percentage points for the three months ended September 30, 2020, compared to the same period in the prior year, primarily due to unfavorable product mix and higher excess and obsolete inventory charges. Gross margin decreased by 1.8 percentage points for the nine months ended September 30, 2020 compared to the same period in the prior year primarily due to lower revenue volumes, unfavorable product mix and higher excess and obsolete inventory charges.

Gross margin for our Equipment & Solutions segment decreased by 1.5 percentage points for the three months ended September 30, 2020, compared to the same period in the prior year, mainly due to unfavorable product mix. Gross margin increased by 6.9 percentage points for the nine months ended September 30, 2020, compared to the same period in the prior year, mainly as a result of an inventory step-up adjustment to fair value from purchase accounting of $7.6 million for the nine months ended September 30, 2019. Excluding this adjustment, gross margin for our Equipment & Solutions segment for the nine months ended September 30, 2019 would have been 43.6%.

Research and Development

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Research and development expenses	$42.5	$41.6	$127.7	$122.4

Research and development expenses increased $0.9 million for the three months ended September 30, 2020, compared to the same period in the prior year. The increase was primarily related to an increase of $3.0 million in compensation-related costs, partially offset by a decrease of $2.2 million in project materials. Research and development expenses increased $5.3 million for the nine months ended September 30, 2020, compared to the same period in the prior year. The increase was primarily related to an increase of $6.8 million in compensation-related costs, mainly related to variable compensation, $1.1 million in professional fees, $1.1 million in software maintenance, partially offset by a decrease of $3.3 million in project materials and $1.0 million in travel costs.

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

Selling, General and Administrative

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Selling, general and administrative expenses	$87.0	$82.1	$260.3	$247.8

Selling, general and administrative expenses increased $4.9 million for the three months ended September 30, 2020, compared to the same period in the prior year. The increase was primarily related to an increase of $6.8 million in compensation-related costs and $1.0 million in information technology costs, partially offset by a decrease of $2.2 million in travel costs, mainly as a result of the COVID-19 pandemic, and a decrease of $1.0 million in bad debt expense.

Selling, general and administrative expenses increased $12.5 million for the nine months ended September 30, 2020, compared to the same period in the prior year. The increase was primarily related to an increase of $14.1 million in compensation-related costs, $3.3 million in information technology costs and $0.8 million in commissions expense, partially offset by a $6.3 million decrease in travel costs, mainly as a result of the COVID-19 pandemic.

Acquisition and Integration Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Acquisition and integration costs	$0.5	$2.1	$3.4	$35.5

We recorded acquisition and integration costs related to the ESI Merger, which closed on February 1, 2019, during the three and nine months ended September 30, 2020 and 2019. The costs for the three and nine months ended September 30, 2020 consisted of cash bonus and stock-based compensation for certain ESI executives assisting in the integration process. The costs for the three and nine months ended September 30, 2019 consisted primarily of compensation costs for certain executives from ESI who had change in control provisions in their respective ESI employment agreements that were accounted for as dual-trigger arrangements and other stock vesting accelerations, as well as consulting and professional fees associated with the ESI Merger.

Restructuring and Other

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Restructuring and other	$3.1	$1.5	$6.8	$4.7

Restructuring and other related costs during the three and nine months ended September 30, 2020 primarily related to duplicate facility costs attributed to entering into new facility leases, costs related to the exit of certain product groups and costs related to the pending closure of a facility in Europe. Such costs for the nine months ended September 30, 2020 were offset by an insurance reimbursement related to a legal settlement.

Restructuring and other related costs during the three and nine months ended September 30, 2019 consisted primarily of severance costs related to an organization-wide reduction in workforce, the consolidation of service functions in Asia and the movement of certain products to low cost regions. During the nine months ended September 30, 2019, we also recorded a charge from a contractual obligation we assumed as part of the Newport Merger.

Amortization of Intangible Assets

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Amortization of intangible assets	$12.5	$17.0	$42.6	$50.3

Amortization of intangible assets decreased by $4.5 million and $7.7 million during the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year, primarily due to certain intangible assets in our Light & Motion segment that were fully amortized.

Asset Impairment

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Asset impairment	$—	$—	$1.2	$—

We recorded an asset impairment charge during the nine months ended September 30, 2020, as a result of the write-down of long-lived assets related to the pending closure of a facility in Europe.

COVID-19 Related Net Credits

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
COVID-19 related net credits	$—	$—	$(1.2)	$—

We recorded costs and credits related to the COVID-19 pandemic during the nine months ended September 30, 2020. The credits related to U.S. and foreign payroll-tax related credits for maintaining our workforce during the pandemic, offset by costs, which included shift premiums and bonuses.

Fees and Expenses Related to Repricing of Term Loan Facility

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Fees and expenses related to repricing of Term Loan Facility	$—	$0.6	$—	$6.5

We recorded fees and expenses related to Amendment No. 5 and Amendment No. 6 to our Term Loan Credit Agreement, as defined and as described further below, which provided for the 2019 Incremental Term Loan Facility, as defined and as described further below, and which related to the ESI Merger, during the three and nine months ended September 30, 2019.

Gain on Sale of Long-Lived Assets

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Gain on sale of long-lived assets	$—	$(6.8)	$—	$(6.8)

We recorded a net gain on the sale of two of our buildings in Boulder, Colorado and three of our buildings in Portland, Oregon during the three and nine months ended September 30, 2019.

Interest Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Interest expense, net	$6.5	$12.3	$21.6	$31.0

Interest expense, net, decreased by $5.8 million and $9.4 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year, primarily due to lower interest expense as a result of lower interest rates and lower average debt balances as a result of various debt prepayments made in 2019 and the nine months ended September 30, 2020.

Other Expense (Income), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Other expense (income), net	$1.1	$(0.9)	$3.0	$0.2

The changes in other expense (income), net, for the three and nine months ended September 30, 2020 and 2019, respectively, primarily related to changes in foreign exchange rates.

Provision for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Provision for income taxes	$17.1	$8.0	$48.0	$25.0

Our effective tax rates for the three and nine months ended September 30, 2020 were 15.7% and 17.0%, respectively. Our effective tax rates for the three and nine months ended September 30, 2020 and related income tax expense, were lower than the U.S. statutory tax rate mainly due to the geographic mix of income earned by the international subsidiaries being taxed at rates lower than the U.S. statutory tax rate, windfall benefits of stock compensation, and the deduction for foreign derived intangible income offset by the tax effects of the global intangible low taxed income inclusion and the write-off of deferred tax assets related to certain foreign net operating losses.

As of September 30, 2020 and December 31, 2019, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $47.5 million and $43.5 million, respectively. As of September 30, 2020, if these benefits were recognized in a future period, the timing of which is not estimable, the net unrecognized tax benefit of $39.2 million, excluding interest and penalties, would impact our effective tax rate.

Over the next 12 months it is reasonably possible that we may recognize approximately $0.9 million of previously net unrecognized tax benefits, excluding interest and penalties, related to federal, state and foreign tax positions as a result of the expiration of statutes of limitation. The U.S. federal statute of limitations remains open for tax years 2016 through present. The statute of limitations for our tax filings in other jurisdictions varies between fiscal years 2014 through the present. We also have certain foreign, federal and state tax loss and credit carry-forwards that are open to examination for tax years 2000 through the present.

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

During the three months ended September 30, 2020, the U.S. Treasury Department and the U.S. Internal Revenue Service issued proposed and final regulations regarding various tax provisions of the Tax Cuts and Jobs Act of 2017 that could impact our provision for income taxes. We do not expect the impact of any changes to have a material impact on our results of operations, financial condition or cash flows.

Liquidity and Capital Resources

Cash and cash equivalents and short-term marketable investments totaled $715.7 million at September 30, 2020, compared to $524.0 million at December 31, 2019. The primary driver in our current and anticipated future cash flows is and will continue to be cash generated from operations, consisting primarily of our net income, excluding non-cash charges and changes in operating assets and liabilities. In periods when our sales are growing, higher sales to customers will result in increased trade receivables, and inventories will generally increase as we build products for future sales. This may result in lower cash generated from operations. Conversely, in periods when our sales are declining, our trade accounts receivable and inventory balances will generally decrease, resulting in increased cash from operations.

Net cash provided by operating activities was $366.0 million for the nine months ended September 30, 2020 and resulted from net income of $234.5 million, which included non-cash charges of $122.7 million, and a net decrease in working capital of $8.8 million. The net decrease in working capital was primarily due to an increase in other current and non-current liabilities of $25.8, an increase in accounts payable of $24.5 million an increase in income taxes of $21.4 and a decrease in other current and non-current assets of $10.9, offset by an increase in inventories of $47.1 million, an increase in trade accounts receivable of $20.9 million and a decrease in accrued compensation of $5.8 million. The increases in accounts receivable, inventory and accounts payable are all the result of increased business levels during the nine months ended September 30, 2020.

Net cash used in investing activities was $172.3 million for the nine months ended September 30, 2020 and was primarily due to net purchases of short-term investments of $112.4 million and the purchases of production-related equipment of $59.9 million.

Net cash used in financing activities was $115.3 million for the nine months ended September 30, 2020 and was primarily due to net payments on short and long-term borrowings of $77.0 million, dividend payments of $33.0 million and net payments related to tax payments on the vesting of employee stock awards of $25.4 million. These uses were partially offset by net proceeds from short-term borrowings of $20.1 million.

On July 25, 2011, our Board of Directors approved a share repurchase program for the repurchase of up to an aggregate of $200 million of our outstanding common stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means. The timing and quantity of any shares repurchased depends upon a variety of factors, including business conditions, stock market conditions and business development activities, including but not limited to merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice. We have repurchased approximately 2.6 million shares of common stock for approximately $127 million pursuant to the program since its adoption. During the nine months ended September 30, 2020 and 2019, there were no repurchases of common stock.

Holders of our common stock are entitled to receive dividends when and if they are declared by our Board of Directors. In addition, we accrue dividend equivalents on the restricted stock units we assumed in the ESI Merger when dividends are declared by the Company’s Board of Directors. Our Board of Directors declared a cash dividend of $0.20 per share during each of the first, second and third quarters of 2020, which totaled $33.0 million, or $0.60 per share. Our Board of Directors declared a cash dividend of $0.20 per share during each of the first, second and third quarters of 2019, which totaled $32.6 million, or $0.60 per share.

On October 26, 2020, our Board of Directors declared a quarterly cash dividend of $0.20 per share to be paid on December 4, 2020 to stockholders of record as of November 23, 2020.

Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of our Board of Directors. In addition, under the terms of our Term Loan Facility and ABL Facility, we may be restricted from paying dividends under certain circumstances.

Senior Secured Term Loan Credit Facility

In connection with the completion of the acquisition of Newport Corporation (“Newport”) in April 2016 (the “Newport Merger”), we entered into a term loan credit agreement (the “Term Loan Credit Agreement”) with Barclays Bank PLC, as administrative agent and collateral agent, and the lenders from time to time party thereto (the “Lenders”), that provided a senior secured term loan credit facility in the original principal amount of $780.0 million (the “2016 Term Loan Facility”), subject to increase at our option and subject to receipt of lender commitments in accordance with the Term Loan Credit Agreement (the 2016 Term Loan Facility, together with the 2019 Incremental Term Loan Facility and 2019 Term Loan Refinancing Facility (each as defined below), the “Term Loan Facility”). Prior to the effectiveness of Amendment No. 6 (as defined below), the 2016 Term Loan Facility had a maturity date of April 29, 2023. As of September 30, 2020, borrowings under the Term Loan Facility bear interest per annum at one of the following rates selected by us: (a) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the “prime rate” quoted in The Wall Street Journal, (3) a London Interbank Offer Rate (“LIBOR”) rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%, and (4) a floor of 1.75%, plus, in each case, an applicable margin; or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, subject to a LIBOR rate floor of 0.0%, plus an applicable margin. We have elected the interest rate as described in clause (b) of the foregoing sentence. The Term Loan Credit Agreement provides that, unless an alternate rate of interest is agreed, all loans will be determined by reference to the base rate if the LIBOR rate cannot be ascertained, if regulators impose material restrictions on the authority of a lender to make LIBOR rate loans, or for other reasons. The 2016 Term Loan Facility was issued with original issue discount of 1.00% of the principal amount thereof.

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

On September 30, 2016, we entered into an interest rate swap agreement, which had a maturity date of September 30, 2020, to fix the rate on $335.0 million of the then-outstanding balance of the 2016 Term Loan Facility. The rate was fixed at 1.198% per annum plus the applicable credit spread, which was 1.75% at September 30, 2020. This interest rate swap matured on September 30, 2020.

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

On April 3, 2019, we entered into an interest rate swap agreement, which has a maturity date of March 31, 2023, to fix the rate on $300.0 million of the then-outstanding balance of the 2019 Incremental Term Loan Facility. The rate was fixed at 2.309% per annum plus the applicable credit spread, which was 1.75% at September 30, 2020. At September 30, 2020, the notional amount of this transaction was $300.0 million and it had a fair value liability of $14.0 million.

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

As of September 30, 2020, the remaining balance of deferred finance fees and original issue discount of the Term Loan Facility was $9.8 million. A portion of the deferred finance fees and original issue discount have been accelerated in connection with the various debt prepayments and extinguishments between 2016 and 2020.

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

As of September 30, 2020, after total principal prepayments of $575.0 million (which includes a $50.0 million prepayment made during the nine months ended September 30, 2020) and regularly scheduled principal payments of $19.4 million, the total outstanding principal balance of the Term Loan Facility was $835.6 million and the interest rate was 1.9%.

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

The Term Loan Credit Agreement contains customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. If an event of default occurs, the lenders under the Term Loan Facility will be entitled to take various actions, including the acceleration of amounts due under the Term Loan Facility and all actions generally permitted to be taken by a secured creditor. At September 30, 2020, we were in compliance with all covenants under the Term Loan Credit Agreement.

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

Lines of Credit and Short-Term Borrowing Arrangements

Our Japanese subsidiaries have lines of credit and a financing facility with various financial institutions, many of which generally expire and are renewed at three-month intervals with the remaining having no expiration date. The lines of credit and financing facility provided for aggregate borrowings as of September 30, 2020 of up to an equivalent of $31.7 million U.S. dollars. Total borrowings outstanding under these arrangements were $3.0 million and $3.1 million at September 30, 2020 and December 31, 2019, respectively.

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

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This standard provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the LIBOR and other interbank offered rates to alternative reference rates. The standard was effective upon issuance and generally can be applied through December 31, 2022. We are in the process of evaluating the requirements of this standard and have not yet determined the impact of adoption on our consolidated financial statements.

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

Information concerning market risk is contained in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on February 28, 2020. As of September 30, 2020, there were no material changes in our exposure to market risk from December 31, 2019.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 27, 2017, plaintiffs filed a second amended complaint containing substantially similar allegations but naming only Newport’s former directors as defendants. On August 8, 2017, the Court dismissed the Company and Newport from the action. The second amended complaint seeks monetary damages, including pre- and post-judgment interest. The Court granted a motion for class certification on September 27, 2018, appointing Mr. Pincon and Locals 302 and 612 of the International Union of Operating Engineers - Employers Construction Industry Retirement Trust as class representatives. On June 11, 2018, plaintiff Dixon Chung was voluntarily dismissed from the litigation. On August 9, 2019, plaintiffs filed a motion for leave to file a third amended complaint, which was denied on October 10, 2019. On August 23, 2019, defendants filed a motion for summary judgment. On January 23, 2020, the court entered its findings of fact, conclusions of law, and order granting defendants’ motion for summary judgment. On February 18, 2020, plaintiffs filed a notice of appeal from the court’s order granting defendants’ motion for summary judgment, as well as from the court’s prior orders granting defendants’ motion for a bench trial and denying plaintiffs’ motion for leave to file an amended complaint. On March 20, 2020, plaintiffs filed a motion to retax and settle costs, and defendants filed a motion for costs, interest, and attorneys’ fees. On August 4, 2020, the court issued a bench ruling granting in part and denying in part defendants’ motion for costs, interest, and attorneys’ fees, and granting in part and denying in part plaintiffs’ motion to retax and settle costs.

The Company is subject to various legal proceedings and claims, which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 1A.	RISK FACTORS

Information regarding risk factors affecting the Company’s business are discussed in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”), the section entitled “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 (the “Quarterly Report for Q1 2020”), which section is incorporated by reference herein, and the section entitled “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 (the “Quarterly Report for Q2 2020”), which section is incorporated by reference herein. The risk factor disclosures in the Annual Report and in the Quarterly Report for Q1 2020 are updated by the information relating to certain export license requirements related to China that is described in the Quarterly Report for Q2 2020. There have been no other material changes to the risk factors as described in our Annual Report, our Quarterly Report for Q1 2020 and our Quarterly Report for Q2 2020.

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

MKS INSTRUMENTS, INC.

Date: November 3, 2020	By:	/s/ Seth H. Bagshaw
Seth H. Bagshaw
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)