Form 10-Q
period 2021-06-30
MKS INSTRUMENTS INC
filed 2021-08-05
CIK 1049502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of July 29, 2021, the registrant had 55,451,896 shares of common stock outstanding.

MKS INSTRUMENTS, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MKS INSTRUMENTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

(Unaudited)

ASSETS	June 30, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$755.2	$608.3
Short-term investments	283.8	227.7
Trade accounts receivable, net of allowance for doubtful accounts of $2.4 and $2.0 at June 30, 2021 and December 31, 2020, respectively	431.7	392.7
Inventories	527.0	501.4
Other current assets	124.0	74.3
Total current assets	2,121.7	1,804.4

Property, plant and equipment, net	303.9	284.3
Right-of-use asset	179.3	184.4
Goodwill	1,063.7	1,066.4
Intangible assets, net	486.3	512.2
Long-term investments	6.6	6.5
Other assets	47.4	45.6
Total assets	$4,208.9	$3,903.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$9.0	$14.5
Accounts payable	148.1	110.6
Accrued compensation	99.3	117.9
Income taxes payable	18.7	18.3
Lease liability	16.3	15.8
Deferred revenue and customer advances	36.3	31.2
Other current liabilities	92.6	65.6
Total current liabilities	420.3	373.9

Long-term debt, net	811.5	815.0
Non-current deferred taxes	71.8	59.2
Non-current accrued compensation	48.3	49.5
Non-current lease liability	188.0	187.4
Other non-current liabilities	54.2	57.9
Total liabilities	1,594.1	1,542.9
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred Stock, $0.01 par value per share, 2 shares authorized; none issued and outstanding	—	—
Common Stock, no par value, 200 shares authorized; 55.4 and 55.2 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	0.1	0.1
Additional paid-in capital	884.3	873.2
Retained earnings	1,732.8	1,487.3
Accumulated other comprehensive (income) loss	(2.4)	0.3
Total stockholders’ equity	2,614.8	2,360.9
Total liabilities and stockholders’ equity	$4,208.9	$3,903.8

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INSTRUMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in millions, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenues:
Products	$656.7	$473.0	$1,261.7	$934.2
Services	93.2	71.3	182.1	145.8
Total net revenues	749.9	544.3	1,443.8	1,080.0
Cost of revenues:
Cost of products	344.7	258.0	667.3	514.1
Cost of services	50.0	40.0	99.2	80.0
Total cost of revenues (exclusive of amortization shown separately below)	394.7	298.0	766.5	594.1
Gross profit	355.2	246.3	677.3	485.9
Research and development	50.0	42.8	97.2	85.2
Selling, general and administrative	97.2	86.1	193.1	173.3
Acquisition and integration costs	6.0	0.7	12.2	2.9
Restructuring and other	3.0	3.3	7.9	3.7
Amortization of intangible assets	12.7	13.8	25.1	30.1
Asset impairment	—	—	—	1.2
COVID-19 related net credits	—	(1.2)	—	(1.2)
Income from operations	186.3	100.8	341.8	190.7
Interest income	0.1	0.3	0.3	1.0
Interest expense	6.4	7.2	12.8	16.1
Other expense, net	7.5	1.5	8.6	1.9
Income before income taxes	172.5	92.4	320.7	173.7
Provision for income taxes	26.0	18.7	51.9	30.9
Net income	$146.5	$73.7	$268.8	$142.8
Other comprehensive income, net of tax:
Changes in value of financial instruments designated as cash flow hedges	$(0.1)	$(1.0)	$10.9	$(7.0)
Foreign currency translation adjustments	5.5	6.2	(13.4)	(5.0)
Net actuarial gain on pension and post-retirement benefits	0.3	(0.1)	(0.1)	—
Unrealized (loss) gain on investments	(0.6)	—	(0.1)	0.1
Total comprehensive income	$151.6	$78.8	$266.1	$130.9
Net income per share:
Basic	$2.64	$1.34	$4.86	$2.60
Diluted	$2.63	$1.33	$4.83	$2.58
Weighted average common shares outstanding:
Basic	55.4	55.1	55.3	55.0
Diluted	55.7	55.3	55.6	55.3

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INSTRUMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share data)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income/(Loss)	Equity
Balance at December 31, 2020	55.2	$0.1	$873.2	$1,487.3	$0.3	$2,360.9
Net issuance under stock-based plans	0.1		(5.3)			(5.3)
Stock-based compensation			10.0			10.0
Cash dividend ($0.20 per common share)				(11.1)		(11.1)
Comprehensive income (net of tax):
Net income				122.3		122.3
Other comprehensive loss					(7.8)	(7.8)
Balance at March 31, 2021	55.3	0.1	877.9	1,598.5	(7.5)	2,469.0
Net issuance under stock-based plans	0.1		(2.4)			(2.4)
Stock-based compensation			8.8			8.8
Cash dividend ($0.22 per common share)				(12.2)		(12.2)
Comprehensive income (net of tax):
Net income				146.5		146.5
Other comprehensive income					5.1	5.1
Balance at June 30, 2021	55.4	$0.1	$884.3	$1,732.8	$(2.4)	$2,614.8

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income/(Loss)	Equity
Balance at December 31, 2019	54.6	$0.1	$864.3	$1,181.2	$(22.3)	$2,023.3
Net issuance under stock-based plans	0.3		(20.4)			(20.4)
Stock-based compensation			8.5			8.5
Cash dividend ($0.20 per common share)				(11.0)		(11.0)
Comprehensive income (net of tax):
Net income				69.1		69.1
Other comprehensive loss					(17.0)	(17.0)
Balance at March 31, 2020	54.9	0.1	852.4	1,239.3	(39.3)	2,052.5
Net issuance under stock-based plans	0.2		(0.5)			(0.5)
Stock-based compensation			6.8			6.8
Cash dividend ($0.20 per common share)				(11.0)		(11.0)
Comprehensive income (net of tax):
Net income				73.7		73.7
Other comprehensive income					5.1	5.1
Balance at June 30, 2020	55.1	$0.1	$858.7	$1,302.0	$(34.2)	$2,126.6

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INSTRUMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows provided by operating activities:
Net income	$268.8	$142.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48.7	52.5
Unrealized loss (gain) on derivatives not designated as hedging instruments	6.6	(1.0)
Amortization of debt issuance costs, original issue discount, and soft call premium	1.2	1.6
Stock-based compensation	18.8	15.3
Provision for excess and obsolete inventory	8.8	12.9
Deferred income taxes	9.7	3.4
Asset impairment	—	1.2
Other	0.4	0.5
Changes in operating assets and liabilities:
Trade accounts receivable	(43.4)	(41.3)
Inventories	(38.1)	(41.5)
Other current and non-current assets	7.2	16.3
Accounts payable	37.9	16.7
Accrued compensation	(18.4)	2.9
Income taxes payable	(41.6)	8.9
Other current and non-current liabilities	25.5	22.7
Net cash provided by operating activities	292.1	213.9

Cash flows used in investing activities:
Purchases of investments	(396.7)	(194.5)
Maturities of investments	205.1	97.3
Sales of investments	134.5	28.7
Purchases of property, plant and equipment	(42.8)	(30.9)
Net cash used in investing activities	(99.9)	(99.4)

Cash flows used in financing activities:
Net proceeds from borrowings	0.9	16.7
Payments on short-term and long-term borrowings	(10.5)	(72.0)
Dividend payments	(23.3)	(22.0)
Net payments related to employee stock awards	(7.6)	(20.9)
Net cash used in financing activities	(40.5)	(98.2)
Effect of exchange rate changes on cash and cash equivalents	(4.8)	(2.0)
Increase in cash and cash equivalents	146.9	14.3
Cash and cash equivalents at beginning of period	608.3	414.6
Cash and cash equivalents at end of period	$755.2	$428.9

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

1)	Basis of Presentation

The terms “MKS” and the “Company” refer to MKS Instruments, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim financial data as of June 30, 2021, and for the three and six months ended June 30, 2021 are unaudited; however, in the opinion of MKS, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet presented as of December 31, 2020 has been derived from the consolidated audited financial statements as of that date. The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by United States generally accepted accounting principles (“U.S. GAAP”). The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the MKS Annual Report on Form 10-K for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission on February 23, 2021.

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

2)	Recently Issued or Adopted Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This standard provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The standard was effective upon issuance and generally can be applied through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope.” The amendments in this update clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments in this update to the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. The amendments in this update do not apply to contract modifications made after December 31, 2022, new hedging relationships entered into after December 31, 2022, and existing hedging relationships evaluated for effectiveness in periods after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship (including periods after December 31, 2022). The Company’s adoption of the requirements of these standards has not resulted in a material impact on its financial position, results of operations and cash flows, but the adoption of the requirements may impact the Company in the future.

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

3)	Revenue from Contracts with Customers

Contract assets as of June 30, 2021 and December 31, 2020 were $3.8 and $3.7, respectively, and are included in other current assets. A rollforward of the Company’s deferred revenue and customer advances is as follows:

	Six Months Ended
	June 30, 2021	June 30, 2020
Beginning balance, January 1(1)	$36.7	$24.8
Additions to deferred revenue and customer advances	25.4	46.6
Amount of deferred revenue and customer advances recognized in income	(20.8)	(38.0)
Ending balance, June 30(2)	$41.3	$33.4

(1)	Beginning deferred revenue and customer advances as of January 1, 2021 included $18.4 of current deferred revenue, $5.5 of long-term deferred revenue and $12.8 of current customer advances.
(2)	Ending deferred revenue and customer advances as of June 30, 2021 included $20.3 of current deferred revenue, $5.0 of long-term deferred revenue and $16.0 of current customer advances.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers:

	Three Months Ended June 30, 2021
	Vacuum & Analysis	Light & Motion	Equipment & Solutions	Total
Net revenues:
Products	$398.7	$175.7	$82.3	$656.7
Services	59.0	17.2	17.0	93.2
Total net revenues	$457.7	$192.9	$99.3	$749.9

	Three Months Ended June 30, 2020
	Vacuum & Analysis	Light & Motion	Equipment & Solutions	Total
Net revenues:
Products	$273.4	$150.7	$48.9	$473.0
Services	41.1	15.3	14.9	71.3
Total net revenues	$314.5	$166.0	$63.8	$544.3

	Six Months Ended June 30, 2021
	Vacuum & Analysis	Light & Motion	Equipment & Solutions	Total
Net revenues:
Products	$777.9	$340.7	$143.1	$1,261.7
Services	115.6	34.2	32.3	182.1
Total net revenues	$893.5	$374.9	$175.4	$1,443.8

	Six Months Ended June 30, 2020
	Vacuum & Analysis	Light & Motion	Equipment & Solutions	Total
Net revenues:
Products	$549.6	$300.4	$84.2	$934.2
Services	84.2	31.0	30.6	145.8
Total net revenues	$633.8	$331.4	$114.8	$1,080.0

Product revenue, excluding revenue from certain custom products, is recorded at a point in time, while the majority of the service revenue and revenue from certain custom products is recorded over time.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

4)	Investments

The following tables show the gross unrealized gains and (losses) aggregated by investment category for available-for-sale investments:

As of June 30, 2021:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Short-term investments:
Time deposits and certificates of deposit	$29.1	$—	$—	$29.1
Bankers’ acceptance drafts	3.5	—	—	3.5
Commercial paper	166.5	—	—	166.5
Corporate obligations	8.0	—	—	8.0
U.S. treasury obligations	76.8	—	(0.1)	76.7
	$283.9	$—	$(0.1)	$283.8

As of June 30, 2021:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Long-term investments:
Group insurance contracts	$5.7	$0.9	$—	$6.6

As of December 31, 2020:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Short-term investments:
Time deposits and certificates of deposit	$0.7	$—	$—	$0.7
Bankers' acceptance drafts	3.8	—	—	3.8
U.S. treasury obligations	223.2	—	—	223.2
	$227.7	$—	$—	$227.7

As of December 31, 2020:	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Long-term investments:
Group insurance contracts	$5.6	$0.9	$—	$6.5

Management has the ability to liquidate its investments in order to meet the Company’s liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as short-term on the accompanying balance sheets.

Interest income is accrued as earned. Dividend income is recognized as income on the date the security trades “ex-dividend.” The cost of marketable securities sold is determined by the specific identification method. Realized gains or losses are reflected in income and were not material for the six months ended June 30, 2021 and 2020.
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

(in millions, except per share data)

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Assets and liabilities of the Company are measured at fair value on a recurring basis as of June 30, 2021 and are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2021	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$112.2	$112.2	$—	$—
Commercial paper	46.7	—	46.7	—
Available-for-sale investments:
Time deposits and certificates of deposit	29.1	—	29.1	—
Bankers' acceptance drafts	3.5	—	3.5	—
Commercial paper	166.5	—	166.5	—
Corporate obligations	8.0	—	8.0
U.S. treasury obligations	76.7	—	76.7	—
Group insurance contracts	6.6	—	6.6	—
Derivatives – foreign exchange forward contracts	1.7	—	1.7	—
Derivatives – interest rate hedge-non-current	3.7	—	3.7
Funds in investments and other assets:
Israeli pension assets	18.8	—	18.8	—
Deferred compensation plan assets:
Mutual funds and exchange traded funds	1.5	—	1.5	—
Total assets	$475.0	$112.2	$362.8	$—
Liabilities:
Derivatives –foreign exchange forward contracts	$9.3	$—	$9.3	$—
Derivatives – interest rate hedge – non-current	9.1	—	9.1	—
Total liabilities	$18.4	$—	$18.4	$—
Reported as follows:
Assets:
Cash equivalents	$158.9	$112.2	$46.7	$—
Short-term investments	283.8	—	283.8	—
Other current assets	1.7	—	1.7	—
Total current assets	$444.4	$112.2	$332.2	$—
Long-term investments	$6.6	$—	$6.6	$—
Other assets	24.0	—	24.0	—
Total long-term assets	$30.6	$—	$30.6	$—
Liabilities:
Other current liabilities	$9.3	$—	$9.3	$—
Other liabilities	$9.1	$—	$9.1	$—

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Assets and liabilities of the Company are measured at fair value on a recurring basis as of December 31, 2020 and are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2020	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$1.3	$1.3	$—	$—
Commercial paper	0.3	—	0.3	—
U.S. treasury obligations	62.1	—	62.1	—
Available-for-sale investments:
Time deposits and certificates of deposit	0.7	—	0.7	—
Bankers' acceptance drafts	3.8	—	3.8	—
U.S. treasury obligations	223.2	—	223.2	—
Group insurance contracts	6.5	—	6.5	—
Funds in investments and other assets:
Israeli pension assets	18.8	—	18.8	—
Deferred compensation plan assets:
Mutual funds and exchange traded funds	1.7	—	1.7	—
Total assets	$318.4	$1.3	$317.1	$—
Liabilities:
Derivatives – foreign exchange forward contracts	$6.5	$—	$6.5	$—
Derivatives – interest rate hedge - non-current	14.0	—	14.0	—
Total liabilities	$20.5	$—	$20.5	$—
Reported as follows:
Assets:
Cash equivalents	$63.7	$1.3	$62.4	$—
Short-term investments	227.7	—	227.7	—
Total current assets	$291.4	$1.3	$290.1	$—
Long-term investments	$6.5	$—	$6.5	$—
Other assets	20.5	—	20.5	—
Total long-term assets	$27.0	$—	$27.0	$—
Liabilities:
Other current liabilities	$6.5	$—	$6.5	$—
Other liabilities	$14.0	$—	$14.0	$—

Money Market Funds

Money market funds are cash equivalents and are classified within Level 1 of the fair value hierarchy.

Available-For-Sale Investments

The Company measures its debt and equity investments at fair value. The Company’s available-for-sale investments are classified within Level 2 of the fair value hierarchy.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Israeli Pension Assets

Israeli pension assets represent investments in mutual funds, government securities and other time deposits. These investments are set aside for the retirement benefit of the employees of the Company’s Israeli subsidiaries. These funds are classified within Level 2 of the fair value hierarchy.

Derivatives

As a result of the Company’s global operating activities, the Company is exposed to market risks from changes in foreign currency exchange rates and variable interest rates, which may adversely affect its operating results and financial position. When deemed appropriate, the Company minimizes its risks from foreign currency exchange rate and interest rate fluctuations through the use of derivative financial instruments. The principal market in which the Company executes its foreign currency contracts and interest rate swaps is the institutional market in an over-the-counter environment with a relatively high level of price transparency. The market participants are typically large commercial banks. The foreign exchange forward contracts and interest rate hedges are valued using broker quotations or market transactions and are classified within Level 2 of the fair value hierarchy.
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

Foreign Exchange Forward Contracts

The Company hedges a portion of its forecasted foreign currency-denominated intercompany sales of inventory, over a maximum period of eighteen months, using foreign exchange forward contracts accounted for as cash-flow hedges related to British, Euro, Japanese, South Korean and Taiwanese currencies. To the extent these derivatives are effective in off-setting the variability of the hedged cash flows, and otherwise meet the hedge accounting criteria, changes in the derivatives’ fair value are not included in current earnings but are included in other comprehensive income (“OCI”) in stockholders’ equity. These changes in fair value will subsequently be reclassified into earnings, as applicable, when the forecasted transaction occurs. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. The cash flows resulting from foreign exchange forward contracts are classified in the condensed consolidated statements of cash flows as part of cash flows from operating activities. The Company does not enter into derivative instruments for trading or speculative purposes.

In conjunction with the acquisition of Photon Control Inc., a Canada corporation (“Photon Control”), which closed in July 2021, the Company entered into a foreign currency contract to hedge the Canadian dollar purchase price. As of June 30, 2021, the Company recorded a fair value loss of $7.5, which is included in other expense, net.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

As of June 30, 2021 and December 31, 2020, the Company had outstanding foreign exchange forward contracts with gross notional values of $521.6 and $176.2, respectively. The following tables provide a summary of the primary net hedging positions and corresponding fair values held as of June 30, 2021 and December 31, 2020:

	June 30, 2021
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value(1)
U.S. dollar/Japanese yen	$61.0	$1.3
U.S. dollar/South Korean won	75.8	(0.6)
U.S. dollar/euro	13.2	(0.1)
U.S. dollar/U.K. pound sterling	7.1	(0.2)
U.S. dollar/Taiwan dollar	52.0	(0.5)
Canadian dollar/U.S. dollar	312.5	(7.5)
Total	$521.6	$(7.6)

	December 31, 2020
Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value(1)
U.S. dollar/Japanese yen	$61.5	$(1.1)
U.S. dollar/South Korean won	62.2	(3.1)
U.S. dollar/euro	13.1	(0.6)
U.S. dollar/U.K. pound sterling	6.1	(0.3)
U.S. dollar/Taiwan dollar	33.3	(1.4)
Total	$176.2	$(6.5)

(1)	Represents receivable (payable) amount included in the condensed consolidated balance sheet.

Interest Rate Swap Agreements

The Company entered into various interest rate swap agreements that exchange the variable LIBOR interest rate to a fixed rate in order to manage the exposure to interest rate fluctuations associated with the variable LIBOR interest rate paid on the outstanding balance of the Term Loan Facility, as defined and further described in Note 10. The table below summarizes the various interest rate hedges entered into by the Company:

						June 30, 2021	June 30, 2021	December 31, 2020
Swap	Trade Date	Effective Date	Maturity	Fixed Rate	Notional Amount at Effective Date	Notional Amount	Fair Value Asset (Liability)	Fair Value Asset (Liability)
1	April 3, 2019	April 5, 2019	March 31, 2023	2.309%	$300.0	$300.0	(9.1)	(12.4)
2	October 29, 2020	October 26, 2021	February 28, 2025	0.485%	$200.0	$—	2.3	(0.7)
3	October 29, 2020	March 31, 2022	February 28, 2025	0.623%	$100.0	$—	1.4	(0.9)
						Total	$(5.4)	$(14.0)

The interest rate swaps are recorded at fair value on the balance sheet and changes in the fair value are recognized in OCI. To the extent that these arrangements are no longer effective hedges, any ineffectiveness measured in the hedging relationships is recorded immediately in earnings in the period it occurs.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The following table provides a summary of the fair value amounts of the Company’s derivative instruments:

Derivatives Designated as Hedging Instruments	June 30, 2021	December 31, 2020
Derivative assets:
Foreign exchange forward contracts(1)	$1.7	$—
Interest rate hedges(2)	3.7	—
Derivative liabilities:
Foreign exchange forward contracts(1)	(9.3)	(6.5)
Interest rate hedge(2)	(9.1)	(14.0)
Total net derivative liability designated as hedging instruments	$(13.0)	$(20.5)

(1)

The derivative asset of $1.7 and derivative liability of $9.3 related to the foreign exchange forward contracts are classified in other current assets and other current liabilities in the condensed consolidated balance sheet as of June 30, 2021. The derivative liability of $6.5 related to the foreign exchange forward contracts is classified in other current liabilities in the condensed consolidated balance sheet as of December 31, 2020. These foreign exchange forward contracts are subject to a master netting agreement with one financial institution. However, the Company has elected to record these contracts on a gross basis in the balance sheet.

(2)

The interest rate hedge asset of $3.7 is classified in other non-current assets in the condensed consolidated balance sheet as of June 30, 2021. The interest rate hedge liabilities of $9.1 and $14.0 are classified in other non-current liabilities in the condensed consolidated balance sheet as of June 30, 2021 and December 31, 2020, respectively.

The net amount of existing gains as of June 30, 2021 that is expected to be reclassified from OCI into earnings within the next 12 months is immaterial.

The following table provides a summary of the gains (losses) on derivatives designated as cash flow hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Forward exchange forward contracts:
Net (loss) gain recognized in accumulated OCI(1)	$(0.1)	$(1.0)	$10.9	$(7.1)
Net (loss) gain reclassified from accumulated OCI into income(2)	$(0.4)	$1.1	$(1.9)	$1.8

(1)	Net change in the fair value of the effective portion classified in accumulated OCI.
(2)

Effective portion classified in cost of products for the three and six months ended June 30, 2021 and 2020. The tax effect of the gains or losses reclassified from accumulated OCI into income is immaterial.

The following table provides a summary of the losses on derivatives not designated as hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Foreign exchange forward contracts:
Net loss recognized in income(1)	$(6.0)	$(0.2)	$(6.8)	$—

(1)

The Company enters into foreign exchange forward contracts to hedge against changes in the balance sheet for certain subsidiaries to mitigate the risk associated with certain foreign currency transactions in the ordinary course of business. In conjunction with the acquisition of Photon Control, the Company entered into a foreign currency contract to hedge the Canadian dollar purchase price. These derivatives are not designated as hedging instruments and gains or losses from these derivatives are recorded in other (expense) income in the periods in which they occur.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

7)	Inventories

Inventories consist of the following:

	June 30, 2021	December 31, 2020
Raw materials	$343.2	$321.3
Work-in-process	78.1	76.7
Finished goods	105.7	103.4
	$527.0	$501.4

8)	Leases

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

The elements of lease expense were as follows:

	Three Months Ended June 30,
	2021	2020
Lease cost:
Operating lease cost(1)	$6.4	$7.6
Short-term lease	1.1	1.1
Total lease cost	$7.5	$8.7

	Six Months Ended June 30,
	2021	2020
Lease cost:
Operating lease cost(1)	$14.1	$14.9
Short-term lease	2.2	2.3
Total lease cost	$16.3	$17.2

(1)	Operating lease cost includes an immaterial amount of variable expenses and sublease rental income.

The weighted average discount rate and the weighted average remaining lease term were 2.9% and 14.6 years, respectively, as of June 30, 2021. The weighted average discount rate and weighted average remaining lease term were 3.0% and 15.3 years, respectively, as of June 30, 2020. Operating cash flows used for operating leases for the six months ended June 30, 2021 and 2020 were $8.4 and $11.8, respectively. Operating cash flows used for operating leases for the six months ended June 30, 2021 of $8.4 was net of $4.5 in tenant improvement allowance receipts.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Future lease payments under non-cancelable leases as of June 30, 2021 are detailed as follows:

2021 (remaining)	$10.2
2022	22.5
2023	19.8
2024	18.4
2025	17.4
Thereafter	166.6
Total lease payments	254.9
Less: imputed interest	50.6
Total operating lease liabilities	$204.3

The remaining 2021 lease payment amount of $10.2 is net of tenant improvement allowances of $1.9. Amounts presented above do not include payments relating to immaterial leases excluded from the balance sheet as these operating leases had terms of less than twelve months.
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

The changes in the carrying amount of goodwill and accumulated impairment loss during the six months ended June 30, 2021 and year ended December 31, 2020 were as follows:

	Six Months Ended June 30, 2021			Twelve Months Ended December 31, 2020
	Gross Carrying Amount	Accumulated Impairment Loss	Net	Gross Carrying Amount	Accumulated Impairment Loss	Net
Beginning balance at January 1	$1,211.8	$(145.4)	$1,066.4	$1,202.8	$(144.3)	$1,058.5
Impairment of goodwill(1)	—	—	—	—	(1.1)	(1.1)
Foreign currency translation	(2.7)	—	(2.7)	9.0	—	9.0
Ending balance at June 30, 2021 and December 31, 2020	$1,209.1	$(145.4)	$1,063.7	$1,211.8	$(145.4)	$1,066.4

(1)	During the twelve months ended December 31, 2020, the Company recorded $1.1 of goodwill impairment charges related to the pending closure of a facility in Europe.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Intangible Assets

Components of the Company’s intangible assets are comprised of the following:

As of June 30, 2021:	Gross	Accumulated Impairment Charges	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology	$446.4	$(0.1)	$(222.8)	$(0.1)	$223.4
Customer relationships	308.2	(1.4)	(115.2)	0.8	192.4
Patents, trademarks, trade names and other	120.9	(0.1)	(50.3)	—	70.5
	$875.5	$(1.6)	$(388.3)	$0.7	$486.3

As of December 31, 2020:	Gross	Accumulated Impairment Charges	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology	$446.4	$(0.1)	$(209.8)	$(0.1)	$236.4
Customer relationships	308.2	(1.4)	(104.8)	1.7	203.7
Patents, trademarks, trade names and other	120.9	—	(48.6)	(0.2)	72.1
	$875.5	$(1.5)	$(363.2)	$1.4	$512.2

Aggregate amortization expense related to acquired intangible assets for the six months ended June 30, 2021 and 2020 was $25.1 and $30.1, respectively. Aggregate net amortization expense related to acquired intangible assets for future years is as follows:

Year	Amount
2021 (remaining)	$23.0
2022	45.5
2023	45.1
2024	44.2
2025	43.3
2026	39.7
Thereafter	189.6

The Company excluded $55.9 of indefinite-lived trademarks and trade names that were not subject to amortization from the table above.
10)	Debt

Senior Secured Term Loan Credit Facility

In connection with the completion of the acquisition of Newport Corporation (“Newport”) in 2016 (the “Newport Merger”), the Company entered into a term loan credit agreement (as amended, the “Term Loan Credit Agreement”) with Barclays Bank PLC, as administrative agent and collateral agent, and the lenders from time to time party thereto, which provided a senior secured term loan credit facility (the “Term Loan Facility”) in the original principal amount of $780.0. The Company has entered into seven amendments to the Term Loan Credit Agreement since 2016, including most recently the May Term Loan Amendment (as defined below). The Term Loan Facility is subject to increase at the Company’s option and subject to receipt of lender commitments in accordance with the Term Loan Credit Agreement. The maturity date of the Term Loan Facility is February 2, 2026. As of June 30, 2021, borrowings under the Term Loan Facility bear interest per annum at one of the following rates selected by the Company: (a) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the “prime rate” quoted in The Wall Street Journal, (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%, and (4) a floor of 1.00%, plus, in each case, an applicable margin of 0.75%; or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, subject to a LIBOR rate floor of 0.0%, plus an applicable margin of 1.75%. The Company has elected the interest rate as described in clause (b) of the foregoing sentence. The Term Loan Credit Agreement provides that, unless an

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

alternate rate of interest is agreed, all loans will be determined by reference to the base rate if the LIBOR rate cannot be ascertained, if regulators impose material restrictions on the authority of a lender to make LIBOR rate loans, or for other reasons.

In May 2021, the Company entered into an amendment (the “May Term Loan Amendment”) to the Term Loan Credit Agreement. The May Term Loan Amendment amends the Term Loan Facility to, among other things, (i) increase the Company’s ability to incur additional incremental debt facilities to (x) the greater of (1) $600.0 and (2) 100% of consolidated EBITDA, plus (y) an amount equal to the sum of all voluntary prepayments of term loans under the Term Loan Facility, plus (z) an additional unlimited amount subject to pro forma compliance with a secured leverage ratio test of 3.25:1.00, and (ii) increase the Company’s flexibility under certain debt, lien, investment, restricted payment and disposition baskets. The fees incurred, including certain customary lender consent fees, in connection with the May Term Loan Amendment were immaterial.

As of June 30, 2021, the Company has incurred an aggregate amount of $42.3 of deferred finance fees, original issue discount and repricing fees related to the term loans under the Term Loan Facility, which are included in long-term debt in the accompanying condensed consolidated balance sheets and are being amortized to interest expense over the estimated life of the term loans using the effective interest method. As of June 30, 2021, the remaining balance of deferred finance fees, original issue discount and repricing fees related to the term loans under the Term Loan Facility was $8.5. A portion of the deferred finance fees, original issue discount and repricing fees have been accelerated in connection with the various debt prepayments and amendments between 2016 and 2021.

The Company is required to make scheduled quarterly amortization payments each equal to 0.25% of the original principal amount of the Term Loan Facility.

As of June 30, 2021, after giving effect to all amendments and repayments prior to such date, the outstanding principal amount of the Term Loan Facility was $828.9, and the interest rate was 1.8%.

Under the Term Loan Credit Agreement, the Company is required to prepay outstanding term loans, subject to certain exceptions, with portions of its annual excess cash flow as well as with the net cash proceeds of certain of its asset sales, certain casualty and condemnation events and the incurrence or issuance of certain debt.

All obligations under the Term Loan Facility are guaranteed by certain of the Company’s domestic subsidiaries and are secured by substantially all of the Company’s assets and the assets of such subsidiaries, subject to certain exceptions and exclusions.

The Term Loan Credit Agreement contains customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. If an event of default occurs, the lenders under the Term Loan Facility will be entitled to take various actions, including the acceleration of amounts due under the Term Loan Facility and all actions generally permitted to be taken by a secured creditor. At June 30, 2021, the Company was in compliance with all covenants under the Term Loan Credit Agreement.

Interest Rate Swap Agreements

The Company entered into various interest rate swap agreements as described further in Note 6 that exchange the variable LIBOR interest rate to a fixed rate in order to manage the exposure to interest rate fluctuations associated with the variable LIBOR interest rate paid on the outstanding balance of the Term Loan Facility.

Senior Secured Asset-Based Revolving Credit Facility

In February 2019, in connection with the completion of the acquisition of Electro Scientific Industries, Inc. (the “ESI Merger”), the Company entered into an asset-based revolving credit agreement with Barclays Bank PLC, as administrative agent and collateral agent, the other borrowers from time to time party thereto, and the lenders and letters of credit issuers from time to time party thereto (the “ABL Credit Agreement”), that provides a senior secured asset-based revolving credit facility of up to $100.0, subject to a borrowing base limitation (the “ABL Facility”). The Company has entered into two amendments to the ABL Credit Agreement since 2019.  As of June 30, 2021, after giving effect to all amendments, the borrowing base for the ABL Facility at any time equals the sum of: (a) 85% of certain eligible accounts; plus (b) prior to certain notice and field examination and appraisal requirements, the lesser of (i) 20% of net book value of eligible inventory in the United States and (ii) 30% of the borrowing base, and after the satisfaction of such requirements, the lesser of (i) the lesser of (A) 65% of the lower of cost or market value of certain eligible inventory and (B) 85% of the net orderly liquidation value of certain eligible inventory and (ii) 30% of the borrowing base; minus (c) reserves established by the administrative agent, in each case, subject to additional limitations and examination requirements for eligible accounts and eligible inventory acquired in an acquisition after February 1, 2019. The ABL Facility includes borrowing capacity in the form of letters of credit up to $25.0.  The Company has not borrowed against the ABL Facility to date.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

As of June 30, 2021, borrowings under the ABL Facility bear interest at a rate per annum equal to, at the Company’s option, any of the following, plus, in each case, an applicable margin: (a) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the “prime rate” quoted in The Wall Street Journal, (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% and (4) a floor of 0.00%, plus, in each case, an applicable margin ranging from 0.25% to 0.50%; and (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, with a floor of 0.00%, plus, in each case, an applicable margin ranging from 1.25% to 1.50%.  The applicable margin for borrowings thereunder is subject to upward or downward adjustment each fiscal quarter, based on the average historical excess availability during the preceding quarter.

In addition to paying interest on any outstanding principal under the ABL Facility, the Company is required to pay a commitment fee in respect of the unutilized commitments thereunder equal to 0.25% per annum. The Company must also pay customary letter of credit fees and agency fees.

Under the ABL Facility, the Company is required to prepay amounts outstanding under the ABL Facility (1) if amounts outstanding under the ABL Facility exceed the lesser of (a) the commitment amount and (b) the borrowing base, in an amount required to reduce such shortfall, (2) if amounts outstanding under the ABL Facility in any currency other than U.S. dollars exceed the sublimit for such currency, in an amount required to reduce such shortfall, and (3) during any period in which we have excess availability less than the greater of (a) 10.0% of the lesser of (x) the commitment amount and (y) the borrowing base (the “Line Cap”) and (b) $8.5 for 3 consecutive business days, until the time when we have excess availability equal to or greater than the greater of (A) 10.0% of the Line Cap and (B) $8.5 for 30 consecutive days, or during the continuance of an event of default, with immediately available funds in its blocked accounts.

There is no scheduled amortization under the ABL Facility. Any principal amount outstanding under the ABL Facility is due and payable in full on the fifth anniversary of the closing date, subject to a springing maturity in the event that term loans under the Term Loan Facility in an aggregate amount of at least $100.0 have an earlier maturity date than the ABL Facility.

All obligations under the ABL Facility are guaranteed by certain of the Company’s domestic subsidiaries and are secured by substantially all of the Company’s assets and the assets of such subsidiaries, subject to certain exceptions and exclusions.

From the time when the Company has excess availability less than the greater of (a) 10.0% of the Line Cap and (b) $8.5 until the time when the Company has excess availability equal to or greater than the greater of (a) 10.0% of the Line Cap and (b) $8.5 for 30 consecutive days, or during the continuance of an event of default, the ABL Credit Agreement requires the Company to maintain a fixed charge coverage ratio, tested on the last day of each fiscal quarter, of at least 1.0 to 1.0.

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

(in millions, except per share data)

Lines of Credit and Borrowing Arrangements

The Company’s Japanese subsidiaries have lines of credit and a financing facility with various financial institutions, many of which generally expire and are renewed at three-month intervals with the remaining having no expiration date. The lines of credit and financing facility provided for aggregate borrowings as of June 30, 2021 of up to an equivalent of $30.3 U.S. dollars. There were no borrowings outstanding under these arrangements at June 30, 2021. Total borrowings outstanding under these arrangements were $5.5 at December 31, 2020.

	June 30, 2021	December 31, 2020
Short-term debt:
Term Loan Facility	$9.0	$9.0
Japanese lines of credit and financing facility	—	5.5
	$9.0	$14.5

	June 30, 2021	December 31, 2020
Long-term debt:
Term Loan Facility, net(1)	$811.4	$815.0
Other debt	0.1	—
	$811.5	$815.0

(1)	Net of deferred financing fees, original issuance discount and repricing fees in the aggregate of $8.5 and $9.4 as of June 30, 2021 and December 31, 2020, respectively.

The Company recognized interest expense of $6.4 and $12.8 for the three and six months ended June 30, 2021, respectively, and $7.2 and $16.1 for the three and six months ended June 30, 2020, respectively.

Contractual maturities of the Company’s debt obligations as of June 30, 2021 are as follows:

Year	Amount
2021 (remaining)	$4.5
2022	9.0
2023	9.0
2024	9.0
2025	9.0
2026	788.5

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

11)	Product Warranties

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

Product warranty activities were as follows:

	Six Months Ended June 30,
	2021	2020
Beginning of period	$18.4	$14.9
Provision for product warranties	22.3	13.0
Charges to warranty liability	(16.7)	(12.2)
End of period(1)	$24.0	$15.7

(1)

As of June 30, 2021, short-term product warranties of $20.6 and long-term product warranties of $3.4 were included within other current liabilities and other non-current liabilities, respectively, within the accompanying condensed consolidated balance sheet. As of June 30, 2020, short-term product warranties of $12.4 and long-term product warranties of $3.3 were included within other current liabilities and other non-current liabilities, respectively, within the accompanying condensed consolidated balance sheet.

12)	Income Taxes

The Company’s effective tax rates for the three and six months ended June 30, 2021 were 15.1% and 16.2%, respectively. The effective tax rates for the three and six months ended June 30, 2021, and related income tax expense, were lower than the U.S. statutory tax rate mainly due to the U.S. deduction for foreign derived intangible income, windfall benefits from stock compensation, and the geographic mix of income earned by the Company’s international subsidiaries being taxed at rates lower than the U.S. statutory tax rate, offset by the U.S. global intangible low-taxed income inclusion and additional withholding taxes on inter-company distributions due to the United Kingdom’s withdrawal from the European Union.

The Company’s effective tax rates for the three and six months ended June 30, 2020 were 20.2% and 17.8%, respectively. The effective tax rates for the three and six months ended June 30, 2020, and related income tax expense, were lower than the U.S. statutory tax rate mainly due to the geographic mix of income earned by the Company’s international subsidiaries being taxed at rates lower than the U.S. statutory tax rate, benefits of stock compensation, and the U.S. deduction for foreign derived intangible income offset by the U.S. tax effects of the U.S. global intangible low-taxed income inclusion and the write-off of deferred tax assets related to certain foreign net operating losses.

As of June 30, 2021 and December 31, 2020, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was $47.7 and $47.0, respectively. The Company accrues interest expense, and if applicable, penalties, for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. As of June 30, 2021 and December 31, 2020, the Company had accrued interest on unrecognized tax benefits of approximately $0.9 and $0.7, respectively.

Over the next 12 months it is reasonably possible that the Company may recognize approximately $4.1 of previously net unrecognized tax benefits, excluding interest and penalties, related to various U.S. federal and foreign tax positions, primarily as a result of the expiration of certain statutes of limitations.

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

13)	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income	$146.5	$73.7	$268.8	$142.8
Denominator:
Shares used in net income per common share – basic	55.4	55.1	55.3	55.0
Effect of dilutive securities:
Restricted stock units and stock appreciation rights	0.3	0.2	0.3	0.3
Shares used in net income per common share – diluted	55.7	55.3	55.6	55.3
Net income per common share:
Basic	$2.64	$1.34	$4.86	$2.60
Diluted	$2.63	$1.33	$4.83	$2.58

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

For the three and six months ended June 30, 2021 there were no weighted-average restricted stock units that would have had an anti-dilutive effect on EPS and were excluded from the computation of diluted weighted-average shares. For the three and six months ended June 30, 2020, there were approximately 0.1 and 0.1 weighted-average restricted stock units, respectively, that had an anti-dilutive effect on EPS and were excluded from the computation of diluted weighted-average shares.
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

The total stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenues	$0.8	$0.9	$1.8	$1.9
Research and development	1.1	0.9	2.2	2.0
Selling, general and administrative	6.9	4.9	14.8	10.8
Acquisition and integration costs	—	0.1	—	0.6
Total pre-tax stock-based compensation expense	$8.8	$6.8	$18.8	$15.3

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

At June 30, 2021, the total compensation expense related to unvested stock-based awards granted to employees and directors under the 2014 Plan that had not been recognized was $51.5. The Company determines the fair value of RSUs based on the closing market price of the Company’s common stock on the date of the award and estimates the fair value of SARs and employee stock purchase plan rights using the Black-Scholes valuation model. Such values are recognized as expense on a straight-line basis for time-based awards and using the accelerated graded vesting method for performance-based awards, both over the requisite service periods.

The following table presents the activity for RSUs under the 2014 Plan:

	Six Months Ended June 30, 2021
	Outstanding RSUs	Weighted Average Grant Date Fair Value
RSUs – beginning of period	0.6	$93.26
Granted	0.2	$178.71
Vested	(0.3)	$95.08
RSUs – end of period	0.5	$126.56

The Company had an immaterial amount of SARs outstanding as of June 30, 2021 and December 31, 2020.

15)	Stockholders’ Equity

Share Repurchase Program

On July 25, 2011, the Company’s Board of Directors approved a share repurchase program for the repurchase of up to an aggregate of $200 of its outstanding common stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means. The timing and quantity of any shares repurchased depends upon a variety of factors, including business conditions, stock market conditions and business development activities, including, but not limited to, merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice. The Company has repurchased approximately 2.6 shares of common stock for approximately $127 pursuant to the program since its adoption. During the three and six months ended June 30, 2021 and 2020, there were no repurchases of common stock.

Cash Dividends

Holders of the Company’s common stock are entitled to receive dividends when they are declared by the Company’s Board of Directors. In addition, the Company accrues dividend equivalents on the RSUs the Company assumed in the ESI Merger when dividends are declared by the Company’s Board of Directors. During the first and second quarters of 2021, the Company’s Board of Directors declared a cash dividend of $0.20 per share and $ 0.22 per share, respectively, which totaled $23.3, or $0.42 per share. During each of the first and second quarters of 2020, the Company’s Board of Directors declared a cash dividend of $0.20 per share, which totaled $22.0, or $0.40 per share.

On July 26, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.22 per share to be paid on September 10, 2021 to stockholders of record as of August 30, 2021.

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

(in millions, except per share data)

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

The Equipment & Solutions segment provides a range of products including laser-based systems for printed circuit board (“PCB”) manufacturing, which includes flexible interconnect PCB processing systems and high density interconnect solutions for rigid PCB manufacturing and substrate processing and multi-layer ceramic capacitor test systems.

The Company derives its segment results directly from the manner in which results are reported in its management reporting system. The accounting policies that the Company uses to derive reportable segment results are substantially the same as those used for external reporting purposes. The Company groups its similar products within its three reportable segments.

The following table sets forth net revenues by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Vacuum & Analysis	$457.7	$314.5	$893.5	$633.8
Light & Motion	192.9	166.0	374.9	331.4
Equipment & Solutions	99.3	63.8	175.4	114.8
	$749.9	$544.3	$1,443.8	$1,080.0

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The following table sets forth a reconciliation of segment gross profit to consolidated net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gross profit by reportable segment:
Vacuum & Analysis	$212.5	$139.7	$417.5	$280.6
Light & Motion	89.9	76.5	172.0	151.9
Equipment & Solutions	52.8	30.1	87.8	53.4
Total gross profit by reportable segment	355.2	246.3	677.3	485.9
Operating expenses:
Research and development	50.0	42.8	97.2	85.2
Selling, general and administrative	97.2	86.1	193.1	173.3
Acquisition and integration costs	6.0	0.7	12.2	2.9
Restructuring and other	3.0	3.3	7.9	3.7
Amortization of intangible assets	12.7	13.8	25.1	30.1
Asset impairment	—	—	—	1.2
COVID-19 related net credits	—	(1.2)	—	(1.2)
Income from operations	186.3	100.8	341.8	190.7
Interest income	0.1	0.3	0.3	1.0
Interest expense	6.4	7.2	12.8	16.1
Other expense, net	7.5	1.5	8.6	1.9
Income before income taxes	172.5	92.4	320.7	173.7
Provision for income taxes	26.0	18.7	51.9	30.9
Net income	$146.5	$73.7	$268.8	$142.8

The following table sets forth capital expenditures by reportable segment for the three and six months ended June 30, 2021 and 2020:

	Vacuum & Analysis	Light & Motion	Equipment & Solutions	Total
Capital expenditures:
Three Months Ended June 30, 2021	$7.8	$5.1	$3.4	$16.3
Six Months Ended June 30, 2021	$16.4	$16.7	$9.7	$42.8
Three Months Ended June 30, 2020	$15.0	$4.5	$1.4	$20.9
Six Months Ended June 30, 2020	$19.1	$8.5	$3.3	$30.9

The following table sets forth depreciation and amortization by reportable segment for the three and six months ended June 30, 2021 and 2020:

	Vacuum & Analysis	Light & Motion	Equipment & Solutions	Total
Depreciation and amortization:
Three Months Ended June 30, 2021	$6.4	$9.8	$8.7	$24.9
Six Months Ended June 30, 2021	$12.2	$18.8	$17.7	$48.7
Three Months Ended June 30, 2020	$5.1	$10.5	$8.5	$24.1
Six Months Ended June 30, 2021	$10.0	$23.9	$18.6	$52.5

Total income tax expense is not presented by reportable segment because the necessary information is not available nor used by the CODM.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The following table sets forth segment assets by reportable segment:

June 30, 2021	Vacuum & Analysis	Light & Motion	Equipment & Solutions	Corporate, Eliminations & Other	Total
Segment assets:
Accounts receivable	$257.0	$131.3	$66.7	$(23.3)	$431.7
Inventory, net	310.0	157.1	63.3	(3.4)	527.0
Total segment assets	$567.0	$288.4	$130.0	$(26.7)	$958.7

December 31, 2020	Vacuum & Analysis	Light & Motion	Equipment & Solutions	Corporate, Eliminations & Other	Total
Segment assets:
Accounts receivable	$229.1	$122.6	$51.7	$(10.7)	$392.7
Inventory, net	273.3	166.1	63.7	(1.7)	501.4
Total segment assets	$502.4	$288.7	$115.4	$(12.4)	$894.1

The following is a reconciliation of segment assets to consolidated total assets:

	June 30, 2021	December 31, 2020
Total segment assets	$958.7	$894.1
Cash and cash equivalents and short-term investments	1,039.0	836.0
Other current assets	124.0	74.3
Property, plant and equipment, net	303.9	284.3
Right-of-use asset	179.3	184.4
Goodwill and intangible assets, net	1,550.0	1,578.6
Other assets and long-term investments	54.0	52.1
Consolidated total assets	$4,208.9	$3,903.8

Geographic Area

Information about the Company’s operations by geographic area is presented in the tables below. Net revenues from unaffiliated customers are based on the location in which the sale originated. Intercompany sales between geographic areas are at tax transfer prices and have been eliminated from consolidated net revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenues:
United States	$291.5	$245.0	$574.3	$476.5
South Korea	104.1	65.0	202.0	141.0
China	101.8	75.2	183.1	124.9
Taiwan	61.3	20.2	120.7	45.5
Japan	46.3	37.2	94.3	77.2
Other Asia	84.3	57.0	154.4	115.9
Europe	60.6	44.7	115.0	99.0
	$749.9	$544.3	$1,443.8	$1,080.0

Long-lived assets:(1)	June 30, 2021	December 31, 2020
United States	$380.5	$364.0
Europe	37.5	45.1
Asia	102.2	94.8
	$520.2	$503.9

(1)	Long-lived assets include property, plant and equipment, net, right-of-use assets, and certain other assets, and exclude goodwill, intangible assets and long-term tax-related accounts.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Goodwill associated with each of the Company’s reportable segments is as follows:

	June 30, 2021	December 31, 2020
Reportable segment:
Vacuum & Analysis	$195.7	$196.2
Light & Motion	393.1	395.3
Equipment & Solutions	474.9	474.9
Total goodwill	$1,063.7	$1,066.4

Major Customers

The following customers represented greater than 10% of the Company’s net revenues as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lam Research Corporation	12.4%	12.3%	12.7%	11.3%
Applied Materials, Inc.	10.9%	10.7%	10.8%	10.7%

17)	Restructuring and Other

Restructuring

The Company recorded restructuring charges of $2.1 and $4.9 during the three and six months ended June 30, 2021, primarily related to severance costs due to the announced closing of a facility in Europe and the movement of certain products to low cost regions in the three months ended June 30, 2021 and a global cost saving initiative in the three months ended March 31, 2021.

The Company recorded restructuring charges of $1.5 and $1.6 during the three and six months ended June 30, 2020, primarily related to the closure of a facility in Europe.

Restructuring activities were as follows:

	Six Months Ended June 30,
	2021	2020
Beginning of period	$0.3	$3.7
Charged to expense	4.9	1.6
Payments and adjustments	(4.5)	(3.8)
End of period	$0.7	$1.5

Other

The Company recorded charges of $0.9 and $3.0 during the three and six months ended June 30, 2021 related to duplicate facility costs. The Company recorded charges of $1.8 and $2.6 during the three and six months ended June 30, 2020 related to duplicate facility costs.

The Company received an insurance reimbursement of $0.5 during the six months ended June 30, 2020 for costs recorded on a legal settlement from a contractual obligation assumed as part of the Newport Merger.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

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

On July 15, 2021, the Company completed its previously announced acquisition of Photon Control (the “Photon Control Acquisition”), pursuant to a definitive agreement (the “Arrangement Agreement”). Photon Control designs, manufactures and distributes a wide range of optical sensors and systems to measure temperature and position used in semiconductor wafer fabrication. At the effective time of the Photon Control Acquisition and pursuant to the terms and conditions of the Arrangement Agreement, each share of Photon Control’s common stock issued and outstanding as of immediately prior to the effective time of the Photon Control Acquisition, was converted into the right to receive CAD 3.60 per share in cash, without interest and subject to deduction for any required withholding tax. The Company paid to the former Photon Control securityholders aggregate consideration of CAD 386.9, or USD $309.5, excluding related transaction fees and expenses. The Company funded the payment of the aggregate consideration with available cash on hand. Photon Control will be included in the Company’s Light & Motion segment.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

On July 1, 2021, the Company entered into a definitive agreement (the “Implementation Agreement”) to acquire Atotech Limited (“Atotech”), a leading process chemicals technology company and a market leader in advanced electroplating solutions. Pursuant to the Implementation Agreement, the Company agreed to pay $16.20 per share in cash and 0.0552 of a share of MKS common stock for each outstanding common share of Atotech, for total cash and stock consideration of approximately $5.1 billion. The acquisition is expected to close in the fourth quarter of 2021, subject to the satisfaction of certain closing conditions, including receipt of required regulatory approvals, approval by the Royal Court of Jersey and approval by Atotech’s shareholders. The Company’s obligations to complete the acquisition are not subject to any financing condition. The Company intends to fund the cash portion of the transaction with a combination of available cash on hand and committed term loan debt financing.  In connection with entering into the Implementation Agreement, the Company entered into (a) a commitment letter (the “Initial Commitment Letter”), dated as of July 1, 2021, with JPMorgan Chase Bank, N.A. and Barclays Bank PLC (collectively, the “Initial Commitment Parties”) and (b) joinders to the Initial Commitment Letter to add certain additional lender parties (the “Commitment Letter Joinders” and, together with the Initial Commitment Letter, the “Commitment Letter”) dated as of July 23, 2021, with the Initial Commitment Parties and the additional lenders party thereto (collectively, the “Supplemental Commitment Parties” and, together with the Initial Commitment Parties, the “Commitment Parties”), pursuant to which, subject to the terms and conditions set forth therein, the Commitment Parties committed to provide (i) a senior secured term loan credit facility in an aggregate principal amount of $5.3 billion (the “New Term Loan Facility”) and (ii) a senior secured revolving credit facility with aggregate total commitments of $500 million (the “New Revolving Credit Facility”).  The New Term Loan Facility and New Revolving Credit Facility would replace the Term Loan Facility and ABL Facility, respectively.  The Commitment Parties’ obligations under the Commitment Letter are subject to certain customary conditions including, without limitation, the consummation of the acquisition of Atotech in accordance with the Implementation Agreement, the accuracy of specified representations and warranties of the Company and other customary closing conditions.

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

Among the important factors that could cause actual events to differ materially from those in the forward-looking statements are manufacturing and sourcing risks, including supply chain disruptions and component shortages, the ability of MKS to complete its acquisition of Atotech Limited (“Atotech”), the terms of MKS’ existing term loan, the terms and availability of financing for the Atotech acquisition, the substantial indebtedness MKS expects to incur in connection with the Atotech acquisition and the need to generate sufficient cash flows to service and repay such debt, MKS’ entry into Atotech’s chemicals technology business, in which MKS does not have experience and which may expose it to significant additional liabilities, the risk of litigation relating to the Atotech acquisition, the risk that disruption from the Atotech acquisition materially and adversely affects the respective businesses and operations of MKS and Atotech, the ability of MKS to realize the anticipated synergies, cost savings and other benefits of the Atotech acquisition, competition from larger or more established companies in MKS’ and Atotech’s respective markets, the ability of MKS to successfully grow its business and the businesses of Atotech, Photon Control Inc. (“Photon Control”), which it acquired in July 2021, and Electro Scientific Industries, Inc. (“ESI”), which it acquired in February 2019, potential adverse reactions or changes to business relationships resulting from the announcement, pendency or completion of the Atotech acquisition, conditions affecting the markets in which MKS and Atotech operate, including the fluctuations in capital spending in the semiconductor industry and other advanced manufacturing markets, and fluctuations in sales to MKS’ and Atotech’s major customers, the ability to anticipate and meet customer demand, the challenges, risks and costs involved with integrating the operations of the companies we have acquired, potential fluctuations in quarterly results, dependence on new product development, rapid technological and market change, acquisition strategy, volatility of stock price, international operations, financial risk management, and the other factors described in MKS’ Annual Report on Form 10-K for the year ended December 31, 2020 and any subsequent Quarterly Reports on Form 10-Q, as filed with the U.S. Securities and Exchange Commission (the “SEC”). MKS is under no obligation to, and expressly disclaims any obligation to, update or alter these forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, describes principal factors affecting the results of our operations, financial condition and liquidity, as well as our critical accounting policies and estimates that require significant judgment and thus have the most significant potential impact on our consolidated financial statements. This section provides an analysis of our financial results for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020.

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

Recent Events

On July 15, 2021, we completed our previously announced acquisition of Photon Control Inc., a Canada corporation (“Photon Control Acquisition”), pursuant to a definitive agreement (the “Arrangement Agreement”). Photon Control designs, manufactures and distributes a wide range of optical sensors and systems to measure temperature and position used in semiconductor wafer fabrication. At the effective time of the Photon Control Acquisition and pursuant to the terms and conditions of the Arrangement Agreement, each share of Photon Control’s common stock issued and outstanding as of immediately prior to the effective time of the Photon Control Acquisition was converted into the right to receive CAD 3.60 per share in cash, without interest and subject to deduction for any required withholding tax. We paid to the former Photon Control securityholders aggregate consideration of CAD 386.9 million or USD $309.5 million, excluding related transaction fees and expenses. We funded the payment of the aggregate consideration with available cash on hand. Photon Control will be included in our Light & Motion (“L&M”) segment.

On July 1, 2021, we entered into a definitive agreement (the “Implementation Agreement”) to acquire Atotech Limited (“Atotech”), a leading process chemicals technology company and a market leader in advanced electroplating solutions. Pursuant to the Implementation Agreement, we agreed to pay $16.20 per share in cash and 0.0552 of a share of our common stock for each outstanding common share of Atotech, for total cash consideration of approximately $5.1 billion. The acquisition is expected to close in the fourth quarter of 2021, subject to the satisfaction of certain closing conditions, including receipt of required regulatory approvals, approval by the Royal Court of Jersey and approval by Atotech’s shareholders. Our obligations to complete the acquisition are not subject to any financing condition. We intend to fund the cash portion of the transaction with a combination of available cash on hand and committed term loan debt financing.  In connection with entering into the Implementation Agreement, we entered into (a) a commitment letter (the “Initial Commitment Letter”), dated as of July 1, 2021, with JPMorgan Chase Bank, N.A. and Barclays Bank PLC (collectively, the “Initial Commitment Parties”) and (b) joinders to the Initial Commitment Letter to add certain additional lender parties (the “Commitment Letter Joinders” and, together with the Initial Commitment Letter, the “Commitment Letter”) dated as of July 23, 2021, with the Initial Commitment Parties and the additional lenders party thereto  (collectively, the “Supplemental Commitment Parties” and, together with the Initial Commitment Parties, the “Commitment Parties”), pursuant to which, subject to the terms and conditions set forth therein, the Commitment Parties committed to provide (i) a senior secured term loan credit facility in an aggregate principal amount of $5.3 billion (the “New Term Loan Facility”) and (ii) a senior secured revolving credit facility with aggregate total commitments of $500 million (the “New Revolving Credit Facility”).  The New Term Loan Facility and New Revolving Credit Facility would replace the Term Loan Facility and ABL Facility, respectively.  The Commitment Parties’ obligations under the Commitment Letter are subject to certain customary conditions including, without limitation, the consummation of the acquisition of Atotech in accordance with the Implementation Agreement, the accuracy of our specified representations and warranties and other customary closing conditions.

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

The Equipment & Solutions (“E&S”) segment provides a range of products including laser-based systems for printed circuit board (“PCB”) manufacturing, which include flexible interconnect PCB processing systems and high-density interconnect solutions for rigid PCB manufacturing and substrate processing and multi-layer ceramic capacitor test systems.

Semiconductor Market

A significant portion of our sales is derived from products sold to semiconductor capital equipment manufacturers and semiconductor device manufacturers. Our products are used in major semiconductor processing steps, such as depositing thin films of material onto silicon wafer substrates, etching, cleaning, lithography, metrology and inspection.

Approximately 58% and 59% of our net revenues for the six months ended June 30, 2021 and 2020, respectively, were from sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers.

We anticipate that the semiconductor market will continue to account for a substantial portion of our sales. While the semiconductor device manufacturing market is global, major semiconductor capital equipment manufacturers are concentrated in China, Japan, South Korea, Taiwan and the United States.

Net revenues in our semiconductor market increased by $109.6 million, or 34%, for the three months ended June 30, 2021, compared to the same period in the prior year, primarily due to an increase of $107.8 million and $8.4 million from our V&A and

L&M segments, respectively, offset by a decrease of $6.6 million from our E&S segment. Net revenues in our semiconductor market increased by $208.6 million, or 33%, for the six months ended June 30, 2021, compared to the same period in the prior year, primarily due to an increase of $214.0 million and $10.1 million from our V&A and L&M segments, respectively, offset by a decrease of $15.5 million from our E&S segment, resulting from the discontinuance of certain non-core products.

The semiconductor capital equipment industry is subject to rapid demand shifts, which are difficult to predict, and we cannot be certain as to the timing or extent of future demand or any future weakness in the semiconductor capital equipment industry.

During the three months ended June 30, 2021, we experienced supply chain disruptions and component shortages in our semiconductor market due to global capacity constraints compounded by increasing global demand as well as the ongoing COVID-19 pandemic. We expect these disruptions and shortages to continue while our suppliers adjust to significant increases in demand and respond to the challenges posed by the COVID-19 pandemic, all of which may negatively impact revenue from our semiconductor market for the three months ending September 30, 2021.

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

Approximately 42% and 41% of our net revenues for the six months ended June 30, 2021 and 2020, respectively, were from advanced markets.

Net revenues from customers in our advanced markets increased by $96.0 million, or 43%, for the three months ended June 30, 2021, compared to the same period in the prior year, primarily due to increases of $42.2 million, $35.4 million and $18.4 million from our E&S, V&A and L&M segments, respectively. The increases were primarily due to increases in net revenues from our industrial technologies market, mainly related to PCB manufacturing. Net revenues from customers in our advanced markets increased by $155.2 million, or 34.8%, for the six months ended June 30, 2021, compared to the same period in the prior year, primarily due to increases of $76.1 million, $45.7 million and $33.4 million from our E&S, V&A and L&M segments, respectively. The increases were primarily due to increases in net revenues from our industrial technologies market.

We expect revenue from our advanced markets to decline in the three months ending September 30, 2021, primarily due to normal seasonality in the flexible PCB laser systems market.

International Markets

A significant portion of our net revenues is from sales to customers in international markets. For the six months ended June 30, 2021 and 2020, international revenues accounted for approximately 60% and 56%, respectively, of our total net revenues. A significant portion of our international net revenues was from China, Japan, South Korea and Taiwan. We expect international net revenues will continue to represent a significant percentage of our total net revenues for the foreseeable future.

Long-lived assets located outside of the United States accounted for approximately 27% and 28% of our total long-lived assets as of June 30, 2021 and December 31, 2020, respectively. Long-lived assets include property, plant and equipment, net, right-of-use assets, and certain other assets and exclude goodwill, intangible assets and long-term tax-related accounts.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenues:
Products	87.6%	86.9%	87.4%	86.5%
Services	12.4	13.1	12.6	13.5
Total net revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product revenues	46.0	47.4	46.2	47.6
Cost of service revenues	6.7	7.3	6.9	7.4
Total cost of revenues (exclusive of amortization shown separately below)	52.7	54.7	53.1	55.0
Gross profit	47.4	45.3	46.9	45.0
Research and development	6.7	7.9	6.7	7.9
Selling, general and administrative	13.0	15.8	13.4	16.0
Acquisition and integration costs	0.8	0.1	0.8	0.3
Restructuring and other	0.4	0.6	0.6	0.3
Amortization of intangible assets	1.7	2.5	1.7	2.8
Asset impairment	—	—	—	0.1
COVID-19 related net credits	—	(0.2)	—	(0.1)
Income from operations	24.8	18.6	23.7	17.7
Interest income	—	—	—	0.1
Interest expense	0.8	1.3	0.9	1.5
Other expense, net	1.0	0.3	0.6	0.2
Income before income taxes	23.0	17.0	22.2	16.1
Provision for income taxes	3.5	3.5	3.6	2.9
Net income	19.5%	13.5%	18.6%	13.2%

Net Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Products	$656.7	$473.0	$1,261.7	$934.2
Services	93.2	71.3	182.1	145.8
Total net revenues	$749.9	$544.3	$1,443.8	$1,080.0

Net product revenues increased $183.8 million and $327.5 million during the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year. These increases were primarily attributed to increases in net product revenues from our semiconductor customers, primarily due to volume increases, of $94.2 million and $180.7 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year, and increases in net product revenues from customers in advanced markets of $89.6 million and $146.8 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year.

Net service revenues consisted mainly of fees for services related to the maintenance and repair of our products, sales of spare parts, and installation and training. Net service revenues increased $21.9 million and $36.3 million during the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year. These increases were primarily due to increases of $15.4 million and $27.9 million in net service revenues from our semiconductor customers for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year.

Total international net revenues, including product and service, were $458.4 million and $869.1 million for the three and six months ended June 30, 2021, respectively, compared to $299.4 million and $603.5 million for the three and six months ended June 30, 2020, respectively. These increases were primarily attributed to increases in net revenues in China, South Korea and Taiwan.

The following table sets forth our net revenues by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Net revenues:
Vacuum & Analysis	$457.7	$314.5	$893.5	$633.8
Light & Motion	192.9	166.0	374.9	331.4
Equipment & Solutions	99.3	63.8	175.4	114.8
Total net revenues	$749.9	$544.3	$1,443.8	$1,080.0

Net revenues from our V&A segment increased $143.2 million and $259.7 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year, due to volume increases in net revenues from our semiconductor customers of $107.8 million and $214.0 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year, and increases in net revenues from customers in our advanced markets of $35.4 million and $45.7 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year, primarily from customers in our industrial technologies market.

Net revenues from our L&M segment increased $26.9 million and $43.5 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year, primarily due to increases in net revenues from customers in our advanced markets of $18.4 million and $33.4 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year, primarily from customers in our research and defense and industrial technologies markets.

Net revenues from our E&S segment increased $35.5 million and $60.5 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year, due to increases in net revenues from customers in our advanced markets of $42.2 million and $76.1 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year, primarily from customers in our industrial technologies market.

Gross Margin

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Points Change	2021	2020	% Points Change
Gross margin as a percentage of net revenues:
Products	47.5%	45.5%	2.0%	47.1%	45.0%	2.1%
Services	46.4	43.9	2.5	45.5	45.1	0.4
Total gross margin	47.4%	45.3%	2.1%	46.9%	45.0%	1.9%

Gross margin for our products increased by 2.0 and 2.1 percentage points for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year, primarily due to higher revenue volumes, partially offset by higher freight and duty costs and higher consumable expenses.

Gross margin for our services increased by 2.5 and 0.4 percentage points for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year. The increase for the three and six months ended June 30, 2021 was primarily due to favorable absorption on products serviced and favorable direct labor absorption.

The following table sets forth gross margin as a percentage of net revenues by reportable segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Points Change	2021	2020	% Points Change
Gross margin as a percentage of net revenues:
Vacuum & Analysis	46.4%	44.4%	2.0%	46.7%	44.3%	2.4%
Light & Motion	46.6	46.1	0.5	45.9	45.9	0.0
Equipment & Solutions	53.1	47.2	5.9	50.1	46.5	3.6
Total gross margin	47.4%	45.3%	2.1%	46.9%	45.0%	1.9%

Gross margin for our V&A segment increased by 2.0 and 2.4 percentage points for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year, primarily due to higher revenue volumes and favorable product mix.

Gross margin for our L&M segment increased by 0.5 percentage points for the three months ended June 30, 2021, compared to the same period in the prior year, primarily due to higher revenue volumes, partially offset by unfavorable absorption. Gross margin for our L&M segment remained flat for the six months ended June 30, 2021 compared to the same period in the prior year.

Gross margin for our E&S segment increased by 5.9 and 3.6 percentage points for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year, primarily due to favorable absorption and product mix, partially offset by higher freight and duty costs.

Research and Development

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Research and development	$50.0	$42.8	$97.2	$85.2

Research and development expenses increased $7.2 million for the three months ended June 30, 2021, compared to the same period in the prior year. The increase was primarily related to an increase of $4.7 million in compensation-related costs, an increase of $1.8 million in project material costs and an increase of $0.9 million in occupancy costs.  Research and development expenses increased $12.0 million for the six months ended June 30, 2021, compared to the same period in the prior year. The increase was primarily related to an increase of $9.5 million in compensation-related costs and an increase of $2.4 million in project material costs.

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

Selling, General and Administrative

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Selling, general and administrative	$97.2	$86.1	$193.1	$173.3

Selling, general and administrative expenses increased $11.1 million for the three months ended June 30, 2021, compared to the same period in the prior year. The increase was primarily related to an increase of $7.1 million in compensation-related costs, $1.8 million in commissions expense, $0.7 million in consulting and professional costs and $0.5 million in travel costs. Selling, general and administrative expenses increased $19.8 million for the six months ended June 30, 2021, compared to the same period in the prior year. The increase was primarily related to an increase of $18.2 million in compensation-related costs and $2.9 million in commissions expense, partially offset by a decrease of $1.0 million in travel costs, mainly as a result of the COVID-19 pandemic.

Acquisition and Integration Costs

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Acquisition and integration costs	$6.0	$0.7	$12.2	$2.9

Acquisition and integration costs during the three months ended June 30, 2021 primarily related to consulting and professional fees related to our acquisition of Photon Control which closed in July 2021 and the announced acquisition of Atotech. Acquisition and integration costs during the six months ended June 30, 2021 related to consulting and professional fees in connection with our recent acquisition of Photon Control, the announced acquisition of Atotech and our proposed acquisition of Coherent, Inc. Acquisition and integration costs during the three and six months ended June 30, 2020 consisted of integration costs related to the acquisition of Electro Scientific Industries, Inc. (the “ESI Merger”), consisting primarily of cash bonus and stock-based compensation for certain ESI executives assisting in the integration process.

Restructuring and Other

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Restructuring and other	$3.0	$3.3	$7.9	$3.7

Restructuring and other costs during the three and six months ended June 30, 2021 primarily related to duplicate facility costs attributed to entering into new leases, severance costs due to a global cost saving initiative, severance costs relating to the pending closure of a facility in Europe and the movement of certain product manufacturing to low cost regions. Restructuring and other costs during the three and six months ended June 30, 2020 primarily related to duplicate facility costs attributed to entering into new leases, costs related to the exit of certain product groups and costs related to the closure of a facility in Europe. Such costs for the six months ended June 30, 2020 were partially offset by an insurance reimbursement related to a legal settlement.

Amortization of Intangible Assets

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Amortization of intangible assets	$12.7	$13.8	$25.1	$30.1

Amortization of intangible assets decreased by $1.1 million and $5.0 million during the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year, primarily due to certain intangible assets in our L&M segment that became fully amortized.

Interest Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Interest expense, net	$6.3	$6.9	$12.5	$15.1

Interest expense, net, decreased by $0.6 million and $2.6 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year, primarily due to lower interest rates and lower average debt balances as a result of payments made.

Other Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Other expense, net	$7.5	$1.5	$8.6	$1.9

Other expense, net, increased by $6.0 million and $6.7 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year, primarily due to a fair value loss of $7.5 million resulting from hedges of the Canadian dollar related to the funding of our purchase of Photon Control in July 2021.

Provision for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Provision for income taxes	$26.0	$18.7	$51.9	$30.9

Our effective tax rates for the three and six months ended June 30, 2021 were 15.1% and 16.2%, respectively. Our effective tax rates for each of the three and six months ended June 30, 2021, and related income tax expense, was lower than the U.S. statutory tax rate mainly due to the U.S. deduction for foreign derived intangible income, windfall benefits from stock compensation, and the geographic mix of income earned by the Company’s international subsidiaries being taxed at rates lower than the U.S. statutory tax rate, offset by the U.S. global intangible low-taxed income inclusion and additional withholding taxes on inter-company distributions due to the United Kingdom’s withdrawal from the European Union.

On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021 (“ARPA”). The act contains numerous income tax provisions among other tax and non-tax provisions to provide COVID-19 pandemic relief. We have evaluated the ARPA legislation in relation to income taxes and we do not expect the ARPA income tax provisions to have a material impact on our financial statements in the current year. The ARPA income tax provisions that are effective in future years are being evaluated and we have not yet determined the impact on our consolidated financial statements.

In addition, on April 7, 2021, the Biden administration proposed a tax plan, including a series of corporate tax provisions, one of which would raise the U.S. corporate income tax rate from 21% to 28%. If this tax plan is enacted in its current form, we expect our income tax expense would materially increase.

As of June 30, 2021 and December 31, 2020, the total amount of gross unrecognized tax benefits, which excludes interest and penalties, was approximately $47.7 million and $47.0 million, respectively. We accrue interest expense, and if applicable, penalties, for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. As of June 30, 2021 and December 31, 2020, we had accrued interest on unrecognized tax benefits of approximately $0.9 million and $0.7 million, respectively.

Over the next 12 months it is reasonably possible that we may recognize approximately $4.1 million of previously net unrecognized tax benefits, excluding interest and penalties, related to U.S. federal and state as well as foreign tax positions as a result of the expiration of statutes of limitation. The U.S. federal statute of limitations remains open for tax years 2017 through present. The statute of limitations for our tax filings in other jurisdictions varies between fiscal years 2015 through the present. We also have certain federal credit carry-forwards and state tax loss and credit carry-forwards that are open to examination for tax years 2000 through the present.

On a quarterly basis, we evaluate both positive and negative evidence that affects the realizability of net deferred tax assets and assess the need for a valuation allowance. The future benefit to be derived from our deferred tax assets is dependent upon our ability to generate sufficient future taxable income in each jurisdiction of the right type to realize the assets.

Our future effective tax rate depends on various factors, including the impact of tax legislation, further interpretations and guidance from U.S. federal and state governments on the impact of proposed regulations issued by the Internal Revenue Service, further interpretations and guidance from foreign governments, the geographic composition of our pre-tax income, and changes in income tax reserves for unrecognized tax benefits.  We monitor these factors and timely adjust our estimates of the effective tax rate accordingly. We expect that the geographic mix of pre-tax income will continue to have a favorable impact on our effective tax rate. However, the geographic mix of pre-tax income can change based on multiple factors, resulting in changes to the effective tax rate in future periods.  While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from our accrued positions as a result of uncertain and complex application of tax law and regulations. Additionally, the recognition and measurement of certain tax benefits include estimates and judgment by management. Accordingly, we could record additional provisions or benefits for U.S. federal, state, and foreign tax matters in future periods as new information becomes available.

Liquidity and Capital Resources

Cash and cash equivalents and short-term marketable investments totaled $1,039.0 million at June 30, 2021, compared to $836.0 million at December 31, 2020. The primary driver in our current and anticipated future cash flows is and will continue to be cash generated from operations, consisting primarily of our net income, excluding non-cash charges and changes in operating assets and liabilities. In periods when our sales are growing, higher sales to customers will result in increased trade receivables, and inventories will generally increase as we build products for future sales. This may result in lower cash generated from operations. Conversely, in periods when our sales are declining, our trade accounts receivable and inventory balances will generally decrease, resulting in increased cash from operations.

Net cash provided by operating activities was $292.1 million for the six months ended June 30, 2021 and resulted from net income of $268.8 million, which included non-cash charges of $95.1 million, offset by a net increase in working capital of $71.8 million. The net increase in working capital was primarily due to a decrease in income tax payable of $41.6 million, an increase in trade accounts receivable of $43.4 million and an increase in inventories of $38.1 million, partially offset by an increase in accounts payable of $37.9 million, an increase in other current and non-current liabilities of $25.5 million and a decrease in other current and non-current assets of $7.2 million.

Net cash used in investing activities was $99.9 million for the six months ended June 30, 2021 and was due to the net purchases of investments of $57.1 million and the purchases of production-related equipment of $42.8 million.

Net cash used in financing activities was $40.5 million for the six months ended June 30, 2021 and was primarily due to dividend payments of $23.3 million, net payments on short and long-term borrowings of $9.6 million and net payments related to tax payments on the vesting of employee stock awards of $7.6 million.

On July 25, 2011, our Board of Directors approved a share repurchase program for the repurchase of up to an aggregate of $200 million of our outstanding common stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means. The timing and quantity of any shares repurchased depends upon a variety of factors, including business conditions, stock market conditions and business development activities, including but not limited to merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice. We have repurchased approximately 2.6 million shares of common stock for approximately $127 million pursuant to the program since its adoption. During the three and six months ended June 30, 2021 and 2020, there were no repurchases of common stock.

Holders of our common stock are entitled to receive dividends when and if they are declared by our Board of Directors. In addition, we accrue dividend equivalents on the restricted stock units we assumed in the ESI Merger when dividends are declared by our Board of Directors. Our Board of Directors declared a cash dividend of $0.20 per share and $0.22 per share during the first and second quarters of 2021, respectively, which totaled $23.3 million, or $0.42 per share. Our Board of Directors declared a cash dividend of $0.20 per share during the first and second quarters of 2020, respectively, which totaled $22.0 million, or $0.40 per share.

On July 26, 2021, our Board of Directors declared a quarterly cash dividend of $0.22 per share to be paid on September 10, 2021 to stockholders of record as of August 30, 2021.

Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of our Board of Directors. In addition, under the terms of our Term Loan Facility and ABL Facility, each as defined and described further below, we may be restricted from paying dividends under certain circumstances.

On July 15, 2021, we completed our previously announced acquisition of Photon Control. We paid to the former Photon Control securityholders aggregate consideration of CAD 386.9 million or USD $309.5 million, excluding related transaction fees and expenses. We funded the payment of the aggregate consideration with available cash on hand. Photon Control will be included in the Company’s L&M segment.

Senior Secured Term Loan Credit Facility

In connection with the completion of the acquisition of Newport Corporation (“Newport”) in 2016 (the “Newport Merger”), we entered into a term loan credit agreement (as amended, the “Term Loan Credit Agreement”) with Barclays Bank PLC, as administrative agent and collateral agent, and the lenders from time to time party thereto, which provided a senior secured term loan credit facility (the “Term Loan Facility”) in the original principal amount of $780.0 million. We have entered into seven amendments to the Term Loan Credit Agreement since 2016, including most recently the May Term Loan Amendment (as defined below). The Term Loan Facility is subject to increase at our option and subject to receipt of lender commitments in accordance with the Term Loan Credit Agreement. The maturity date of the Term Loan Facility is February 2, 2026. As of June 30, 2021, borrowings under the Term Loan Facility bear interest per annum at one of the following rates selected by us: (a) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the “prime rate” quoted in The Wall Street Journal, (3) a London Interbank Offered Rate (“LIBOR”) rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%, and (4) a floor of 1.00%, plus, in each case, an applicable margin of 0.75%; or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, subject to a LIBOR rate floor of 0.0%, plus an applicable margin of 1.75%. We have elected the interest rate as described in clause (b) of the foregoing sentence. The Term Loan Credit Agreement provides that, unless an alternate rate of interest is agreed, all loans will be determined by reference to the base rate if the LIBOR rate cannot be ascertained, if regulators impose material restrictions on the authority of a lender to make LIBOR rate loans, or for other reasons.

In May 2021, we entered into an amendment (the “May Term Loan Amendment”) to the Term Loan Credit Agreement. The May Term Loan Amendment amends the Term Loan Facility to, among other things, (i) increase our ability to incur additional incremental debt facilities to (x) the greater of (1) $600.0 million and (2) 100% of consolidated EBITDA, plus (y) an amount equal to the sum of all voluntary prepayments of term loans under the Term Loan Facility, plus (z) an additional unlimited amount subject to pro forma compliance with a secured leverage ratio test of 3.25:1.00, and (ii) increase our flexibility under certain debt, lien, investment, restricted payment and disposition baskets. The fees incurred, including certain customary lender consent fees, in connection with the May Term Loan Amendment were immaterial.

As of June 30, 2021, we have incurred an aggregate amount of $42.3 million of deferred finance fees, original issue discount and repricing fees related to the term loans under the Term Loan Facility, which are included in long-term debt in the accompanying condensed consolidated balance sheets and are being amortized to interest expense over the estimated life of the term loans using the effective interest method.  As of June 30, 2021, the remaining balance of deferred finance fees, original issue discount and repricing fees related to the term loans under the Term Loan Facility was $8.5 million. A portion of the deferred finance fees, original issue discount and repricing fees have been accelerated in connection with the various debt prepayments and amendments between 2016 and 2021.

We are required to make scheduled quarterly amortization payments each equal to 0.25% of the original principal amount of the Term Loan Facility.

As of June 30, 2021, after giving effect to all amendments and repayments prior to such date, the outstanding principal amount of the Term Loan Facility was $828.9 million, and the interest rate was 1.8%.

Under the Term Loan Credit Agreement, we are required to prepay outstanding term loans, subject to certain exceptions, with portions of our annual excess cash flow as well as with the net cash proceeds of certain of our asset sales, certain casualty and condemnation events and the incurrence or issuance of certain debt.

All obligations under the Term Loan Facility are guaranteed by certain of our domestic subsidiaries and are secured by substantially all of our assets and the assets of such subsidiaries, subject to certain exceptions and exclusions.

The Term Loan Credit Agreement contains customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. If an event of default occurs, the lenders under the Term Loan Facility will be entitled to take various actions, including the acceleration of amounts due under the Term Loan Facility and all actions generally permitted to be taken by a secured creditor. At June 30, 2021, we were in compliance with all covenants under the Term Loan Credit Agreement.

Interest Rate Swap Agreements

We entered into various interest rate swap agreements as described further in Note 6 to the Condensed Consolidated Financial Statements that exchange the variable LIBOR interest rate to a fixed rate in order to manage the exposure to interest rate fluctuations associated with the variable LIBOR interest rate paid on the outstanding balance of the Term Loan Facility.

Senior Secured Asset-Based Revolving Credit Facility

In February 2019, in connection with the completion of the ESI Merger, we entered into an asset-based revolving credit agreement with Barclays Bank PLC, as administrative agent and collateral agent, the other borrowers from time to time party thereto, and the lenders and letters of credit issuers from time to time party thereto (the “ABL Credit Agreement”), that provides a senior secured asset-based revolving credit facility of up to $100.0 million, subject to a borrowing base limitation (the “ABL Facility”). We have entered into two amendments to the ABL Credit Agreement since 2019.  As of June 30, 2021, after giving effect to all amendments, the borrowing base for the ABL Facility at any time equals the sum of: (a) 85% of certain eligible accounts; plus (b) prior to certain notice and field examination and appraisal requirements, the lesser of (i) 20% of net book value of eligible inventory in the United States and (ii) 30% of the borrowing base, and after the satisfaction of such requirements, the lesser of (i) the lesser of (A) 65% of the lower of cost or market value of certain eligible inventory and (B) 85% of the net orderly liquidation value of certain eligible inventory and (ii) 30% of the borrowing base; minus (c) reserves established by the administrative agent, in each case, subject to additional limitations and examination requirements for eligible accounts and eligible inventory acquired in an acquisition after February 1, 2019. The ABL Facility includes borrowing capacity in the form of letters of credit up to $25.0 million.  We have not borrowed against the ABL Facility to date.

As of June 30, 2021, any borrowings under the ABL Facility bear interest at a rate per annum equal to, at our option, any of the following, plus, in each case, an applicable margin: (a) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the “prime rate” quoted in The Wall Street Journal, (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% and (4) a floor of 0.00%, plus, in each case, an applicable margin ranging from 0.25% to 0.50%; and (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, with a floor of 0.00%, plus, in each case, an applicable margin ranging from 1.25% to 1.50%.  The applicable margin for borrowings thereunder is subject to upward or downward adjustment each fiscal quarter, based on the average historical excess availability during the preceding quarter.

In addition to paying interest on any outstanding principal under the ABL Facility, we are required to pay a commitment fee in respect of the unutilized commitments thereunder equal to 0.25% per annum. We must also pay customary letter of credit fees and agency fees.

Under the ABL Facility, we are required to prepay amounts outstanding under the ABL Facility (1) if amounts outstanding under the ABL Facility exceed the lesser of (a) the commitment amount and (b) the borrowing base, in an amount required to reduce such shortfall, (2) if amounts outstanding under the ABL Facility in any currency other than U.S. dollars exceed the sublimit for such currency, in an amount required to reduce such shortfall, and (3) during any period in which we have excess availability less than the greater of (a) 10.0% of the lesser of (x) the commitment amount and (y) the borrowing base (the “Line Cap”) and (b) $8.5 million for 3 consecutive business days, until the time when we have excess availability equal to or greater than the greater of (A) 10.0% of the Line Cap and (B) $8.5 million for 30 consecutive days, or during the continuance of an event of default, with immediately available funds in our blocked accounts.

There is no scheduled amortization under the ABL Facility. Any principal amount outstanding under the ABL Facility is due and payable in full on the fifth anniversary of the closing date, subject to a springing maturity in the event that term loans under the Term Loan Facility in an aggregate amount of at least $100.0 million have an earlier maturity date than the ABL Facility.

All obligations under the ABL Facility are guaranteed by certain of our domestic subsidiaries and are secured by substantially all of our assets and the assets of such subsidiaries, subject to certain exceptions and exclusions.

From the time when we have excess availability less than the greater of (a) 10.0% of the Line Cap and (b) $8.5 million until the time when we have excess availability equal to or greater than the greater of (a) 10.0% of the Line Cap and (b) $8.5 million for 30 consecutive days, or during the continuance of an event of default, the ABL Credit Agreement requires that we maintain a fixed charge coverage ratio, tested on the last day of each fiscal quarter, of at least 1.0 to 1.0.

The ABL Credit Agreement also contains customary representations and warranties, affirmative covenants and provisions relating to events of default. If an event of default occurs, the lenders under the ABL Facility will be entitled to take various actions, including the acceleration of amounts due under the ABL Facility and all actions permitted to be taken by a secured creditor.

Lines of Credit and Borrowing Arrangements

Our Japanese subsidiaries have lines of credit and a financing facility with various financial institutions, many of which generally expire and are renewed at three-month intervals with the remaining having no expiration date. The lines of credit and financing facility provided for aggregate borrowings as of June 30, 2021 of up to an equivalent of $30.3 million U.S. dollars. There were no borrowings outstanding under these arrangements at June 30, 2021. Total borrowings outstanding under these arrangements were $5.5 million at December 31, 2020.

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

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This standard provides temporary optional expedients and exceptions to accounting guidance on contract modifications and hedge accounting to ease entities’ financial reporting burdens, as the market transitions from the LIBOR and other interbank offered rates to alternative reference rates. The standard was effective upon issuance and generally can be applied through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope.” The amendments in this update clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments in this update to the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. The amendments in this update do not apply to contract modifications made after December 31, 2022, new hedging relationships entered into after December 31, 2022, and existing hedging relationships evaluated for effectiveness in periods after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship (including periods after December 31, 2022). Our adoption of the requirements of these standards has not resulted in a material impact on our financial position, results of operations and cash flows, but the adoption of the requirements may impact us in the future.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information concerning market risk is contained in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on February 23, 2021. As of June 30, 2021, there were no material changes in our exposure to market risk from December 31, 2020.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS.

For a description of our material pending legal proceedings, see Note 18 to the Notes to the Condensed Consolidated Financial Statements contained in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS.

Information regarding risk factors affecting the Company’s business is discussed in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”).

The risk factor disclosure in the Annual Report is qualified by new risk factors set forth below related to our recently announced acquisition of Atotech Limited (“Atotech”). We also note many of the risk factors included in the Annual Report, including, but not limited to, risks related to manufacturing and supply chain risks, risks related to operating as a global business, risks related to our industries and markets, risks related to our operations and financial risks, have been, and could be further, exacerbated by continuing and increasing impacts of ongoing supply chain disruptions and component shortages.

We may be unable to complete the Atotech acquisition or otherwise realize the benefits of the Atotech acquisition, which could have a material adverse effect on us, and we are exposed to significant risks relating to the Atotech acquisition.

On July 1, 2021, we announced that we had entered into a definitive agreement (the “Implementation Agreement”) to acquire Atotech, a leading process chemicals technology company. Pursuant to the Implementation Agreement, and subject to the terms and conditions contained therein, at the closing of the acquisition, we will acquire all of the outstanding shares of Atotech for a purchase price of approximately $5.1 billion.  The parties’ obligations to consummate the transaction are subject to certain closing conditions, including approvals from regulatory authorities, approval from Atotech’s shareholders and approval from the Royal Court of Jersey. The failure to satisfy these conditions could delay the completion of the acquisition or prevent it from occurring. Any delay in completing the acquisition could cause us to not realize some or all of the benefits that we expect to achieve. Further, even if we are unable to complete the acquisition, we will still have incurred substantial expenses and diverted significant management time and resources from our ongoing business. There can be no assurance that the closing conditions will be satisfied or waived or that the transaction will be completed.

Until the completion of the acquisition, we will operate independently of Atotech. It is possible that the pendency of the acquisition could result in the loss of key employees, higher than expected costs, diversion of management attention, or the disruption of our ongoing businesses, which may adversely affect the combined company’s ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits and cost savings of the acquisition.

Our obligations under the Implementation Agreement to acquire Atotech are not subject to any financing condition. In connection with the proposed acquisition, as further described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Events” contained in Part I, Item 2 of this Quarterly Report on Form 10-Q, we entered into a debt commitment letter with JPMorgan Chase Bank, N.A. and Barclays Bank PLC (together, the “Commitment Parties”) to obtain a senior secured term loan credit facility in the aggregate principal amount of $5.3 billion to finance, in part, the acquisition and a $500 million senior secured revolving credit facility, which may be used to finance, in part, the payment of fees and expenses in connection with the acquisition, for working capital and for general corporate purposes. The obligations of the Commitment Parties under the commitment letter are subject to certain conditions. We can provide no assurance that the Commitment Parties will ultimately provide the financing as contemplated by the commitment letter or that the terms of any indebtedness we incur will not be less favorable to us than we expect.

We have incurred, and we will continue to incur, transaction fees, including legal, regulatory and other costs associated with closing the transaction, as well as expenses related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. We may be unable to offset transaction and integration-related costs with the elimination of duplicative costs or the realization of other efficiencies related to the integration of the business.

The success of the Atotech acquisition, if completed, will depend in part on our ability to realize the anticipated business opportunities and growth prospects from combining our business with that of Atotech. We may never realize these business opportunities and growth prospects. We do not have experience in Atotech’s business in chemicals technology. Atotech’s business is also subject to highly complex environmental regulations, across multiple jurisdictions around the globe, and may expose us to significant additional liabilities for past or future activities. There can be no assurances we will have success in this industry.  In addition, we may experience increased competition that limits our ability to expand our business. Integrating operations will be complex and will require significant efforts and expenditures on the part of both us and Atotech.   Combining our businesses could make it more difficult to maintain relationships with customers, employees or suppliers. If we are unable to successfully or timely integrate the operations of Atotech’s business, we may be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the acquisition and our business could be adversely affected.

Our consolidated indebtedness will increase substantially in connection with the acquisition of Atotech, which increased level of indebtedness could adversely affect us, including by decreasing our business flexibility.

In connection with the acquisition of Atotech, we expect to incur up to $5.3 billion of additional indebtedness, which could have the effect, among other things, of reducing our flexibility to respond to changing business, industry and economic conditions, limiting our ability to obtain financing in the future, and increasing interest expense. We will also incur various costs and expenses associated with our indebtedness. The amount of cash required to pay interest on our increased indebtedness levels following completion of the acquisition, and thus the demands on our cash resources, will be greater than the amount of cash flows required to service the levels of indebtedness we have incurred prior to the transaction. The increased levels of indebtedness following completion of the acquisition could also reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and may create competitive disadvantages relative to other companies with lower debt levels. If we do not achieve the expected benefits and cost savings from the acquisition, or if the financial performance of the combined company does not meet current expectations, then our ability to service our indebtedness may be adversely impacted.

Certain indebtedness to be incurred in connection with the acquisition may bear interest at variable interest rates. If interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flows. In addition, our credit ratings affect the cost and availability of future borrowings and, accordingly, our cost of capital. Our ratings reflect each rating organization’s opinion of our financial strength, operating performance and ability to meet our debt obligations. In connection with the debt financing, it is anticipated that we will seek ratings of our indebtedness from one or more nationally recognized statistical rating organizations. There can be no assurance that we will achieve a particular rating or maintain a particular rating in the future. Moreover, we may be required to raise substantial additional financing to fund working capital, capital expenditures, acquisitions or other general corporate requirements. Our ability to arrange additional financing or refinancing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. There can be no assurance that we will be able to obtain additional financing or refinancing on terms acceptable to us or at all.

In addition, while we expect that the negative covenants in the definitive agreements governing our indebtedness will not affect our ability to pay quarterly dividends in the future, consistent with past practices, the terms of such definitive agreements are expected to restrict our ability to pay dividends in certain circumstances.

ITEM 6.	EXHIBITS.

Exhibit No.	Exhibit Description

+2.1 (1)	Implementation Agreement, between the Registrant and Atotech Limited, dated as of July 1, 2021

+3.1 (2)	Restated Articles of Organization of the Registrant

+3.2 (3)	Articles of Amendment to Restated Articles of Organization of the Registrant, as filed with the Secretary of State of Massachusetts on May 18, 2001

+3.3 (4)	Articles of Amendment to Restated Articles of Organization of the Registrant, as filed with the Secretary of State of Massachusetts on May 16, 2002

+3.4 (5)	Amended and Restated By-Laws of the Registrant

+10.1 (6)

Amendment No. 7 to Term Loan Credit Agreement, dated as of May 6, 2021, by and among the Registrant, the other loan parties party thereto, each lender party thereto and Barclays Bank PLC, as administrative agent.

+10.2 (6)

Amendment No. 2 to ABL Credit Agreement, dated as of May 6, 2021, by and among the Registrant, the other loan parties party thereto, each lender party thereto and Barclays Bank PLC, as administrative agent.

+10.3 (1)	Lock-Up Agreement, between the Registrant and the Carlyle Shareholders, dated as of July 1, 2021

+10.4 (1)	Commitment Letter, by and among the Registrant, JPMorgan Chase Bank, N.A. and Barclays Bank PLC, dated as of July 1, 2021

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

+	Previously filed

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-23621), filed with the Securities and Exchange Commission on July 2, 2021.
(2)	Incorporated by reference to the Registration Statement on Form S-4 (File No. 333-49738), filed with the Securities and Exchange Commission on November 13, 2000.
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

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-23621), filed with the Securities and Exchange Commission on May 6, 2014.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-23621), filed with the Securities and Exchange Commission on May 10, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MKS INSTRUMENTS, INC.

Date: August 5, 2021	By:	/s/ Seth H. Bagshaw
Seth H. Bagshaw
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)