Form 10-Q
period 2023-03-31
MKS INSTRUMENTS INC
filed 2023-05-05
CIK 1049502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 1, 2023, the registrant had 66,767,385 shares of common stock outstanding.

MKS INSTRUMENTS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MKS INSTRUMENTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

(Unaudited)

ASSETS	March 31, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$880	$909
Short-term investments	1	1
Accounts receivable, net of allowance for doubtful accounts of $10 and $11 at March 31, 2023 and December 31, 2022, respectively	572	720
Inventories	1,058	977
Other current assets	237	187
Total current assets	2,748	2,794

Property, plant and equipment, net	794	800
Right-of-use assets, net	240	234
Goodwill	4,327	4,308
Intangible assets, net	3,108	3,173
Other assets	149	186
Total assets	$11,366	$11,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$88	$93
Accounts payable	372	426
Other current liabilities	416	433
Total current liabilities	876	952

Long-term debt, net	4,837	4,834
Non-current deferred taxes	751	783
Non-current accrued compensation	138	138
Non-current lease liabilities	219	215
Other non-current liabilities	94	90
Total liabilities	6,915	7,012
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 2 shares authorized; none issued and outstanding	—	—
Common stock, no par value, 200 shares authorized; 66.7 and 66.6 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	2,154	2,142
Retained earnings	2,215	2,272
Accumulated other comprehensive income	82	69
Total stockholders’ equity	4,451	4,483
Total liabilities and stockholders’ equity	$11,366	$11,495

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INSTRUMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(in millions, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net revenues:
Products	$712	$648
Services	82	94
Total net revenues	794	742
Cost of revenues:
Products	409	360
Services	50	48
Total cost of revenues (exclusive of amortization shown separately below)	459	408
Gross profit	335	334
Research and development	72	52
Selling, general and administrative	174	92
Acquisition and integration costs	6	8
Restructuring and other	1	2
Amortization of intangible assets	81	15
Gain on sale of long-lived assets	—	(7)
Income from operations	1	172
Interest income	(3)	—
Interest expense	85	6
Other income, net	(2)	(5)
(Loss) income before income taxes	(79)	171
(Benefit) provision for income taxes	(37)	28
Net (loss) income	$(42)	$143
Other comprehensive (loss) income, net of tax:
Changes in value of financial instruments designated as cash flow hedges	$(15)	$17
Foreign currency translation adjustments	45	(10)
Change in net investment hedge	(15)	—
Net unrecognized pension loss	(2)	—
Total comprehensive (loss) income	$(29)	$150
Net (loss) income per share:
Basic	$(0.64)	$2.58
Diluted	$(0.64)	$2.57
Weighted average common shares outstanding:
Basic	66.7	55.6
Diluted	66.7	55.8

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INSTRUMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share data)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at December 31, 2022	66.6	$—	$2,142	$2,272	$69	$4,483
Net issuance under stock-based plans	0.1		(6)			(6)
Stock-based compensation			18			18
Cash dividend ($0.22 per common share)				(15)		(15)
Comprehensive (loss) income (net of tax):
Net loss				(42)		(42)
Other comprehensive income					13	13
Balance at March 31, 2023	66.7	$—	$2,154	$2,215	$82	$4,451

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2021	55.5	$—	$907	$1,991	$(11)	$2,887
Net issuance under stock-based plans	0.1		(6)			(6)
Stock-based compensation			8			8
Cash dividend ($0.22 per common share)				(12)		(12)
Comprehensive income (net of tax):
Net income				143		143
Other comprehensive income					7	7
Balance at March 31, 2022	55.6	$—	$909	$2,122	$(4)	$3,027

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INSTRUMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(42)	$143
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	107	28
Unrealized loss on derivatives not designated as hedging instruments	13	3
Amortization of debt issuance costs and original issue discount	8	—
Gain on sale of long-lived assets	—	(7)
Stock-based compensation	18	8
Provision for excess and obsolete inventory	18	4
Deferred income taxes	(10)	(2)
Changes in operating assets and liabilities
Accounts receivable	150	(40)
Inventories	(96)	(66)
Other current and non-current assets	(14)	(5)
Accounts payable	(55)	5
Accrued compensation	(34)	(60)
Income taxes payable	(49)	15
Other current and non-current liabilities	23	15
Net cash provided by operating activities	37	41
Cash flows from investing activities:
Maturities of investments	—	35
Proceeds from sale of long-lived assets	—	7
Purchases of property, plant and equipment	(17)	(19)
Net cash (used in) provided by investing activities	(17)	23
Cash flows from financing activities:
Proceeds from borrowings	2	3
Payments of borrowings	(23)	(2)
Dividend payments	(15)	(12)
Net payments related to employee stock awards	(6)	(6)
Other financing activities	(1)	—
Net cash used in financing activities	(43)	(17)
Effect of exchange rate changes on cash and cash equivalents	(6)	(2)
(Decrease) increase in cash and cash equivalents	(29)	45
Cash and cash equivalents at beginning of period	909	966
Cash and cash equivalents at end of period	$880	$1,011

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

(1)
Basis of Presentation

The terms “MKS” and the “Company” refer to MKS Instruments, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim financial data as of March 31, 2023, and for the three months ended March 31, 2023, are unaudited; however, in the opinion of MKS, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet presented as of December 31, 2022 has been derived from the consolidated audited financial statements as of that date. The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by United States generally accepted accounting principles (“U.S. GAAP”). The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the MKS Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission on March 14, 2023.

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

In the first quarter of 2022, MKS was comprised of the following three divisions: the Vacuum Solutions Division (“VSD”), the Photonics Solutions Division (“PSD”) and the Equipment Solutions Division (“ESD”). During the third quarter of 2022, MKS consolidated ESD into PSD and prior periods were recast to reflect this change. On August 17, 2022, MKS completed its acquisition of Atotech Limited (“Atotech”) and the Atotech business became MKS’ new Materials Solutions Division (“MSD”). MKS’ reportable segments as of March 31, 2023 consist of its three divisions, VSD, PSD and MSD.

(2)
Revenue from Contracts with Customers

Contract assets as of March 31, 2023 and December 31, 2022 were $48 and $46, respectively. A roll-forward of the Company’s deferred revenue and customer advances is as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Beginning balance, January 1(1)	$96	$40
Additions to deferred revenue and customer advances	43	68
Amount of deferred revenue and customer advances recognized in income	(41)	(60)
Ending balance, March 31(2)	$98	$48

(1)
Beginning balance as of January 1, 2023 included $94 of current deferred revenue and customer advances, and $2 of long-term deferred revenue. Beginning balance as of January 1, 2022 included $37 of current deferred revenue and customer advances, and $3 of long-term deferred revenue.
(2)
Ending balance as of March 31, 2023 included $96 of current deferred revenue and customer advances, and $2 of long-term deferred revenue. Ending balance as of March 31, 2022 included $46 of current deferred revenue and customer advances, and $2 of non-current deferred revenue.

Revenue from certain custom products, including MSD plating equipment, and revenue from certain service contracts are recorded over time. Remaining product and services revenues are recorded at a point in time.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Disaggregation of Revenue

The following tables summarize revenue from contracts with customers:

	Three Months Ended March 31, 2023
	VSD	PSD	MSD	Total
Net revenues:
Products	$252	$170	$291	$712
Services	41	27	14	82
Total net revenues	$293	$197	$304	$794

	Three Months Ended March 31, 2022
	VSD	PSD	MSD	Total
Net revenues:
Products	$416	$232	$—	$648
Services	58	36	—	94
Total net revenues	$474	$268	$—	$742

(3)
Investments

The estimated fair value of our short-term, long-term, and available-for-sale investments approximates their cost. Interest income is accrued as earned. Dividend income is recognized as income on the date the security trades “ex-dividend.” The cost of marketable securities sold is determined by the specific identification method. Realized gains or losses are reflected in income and were not material in each of the periods presented.

(4)
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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Assets and liabilities of the Company are measured at fair value on a recurring basis as of March 31, 2023 and are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$132	$132	$—	$—
Available-for-sale securities:
Time deposits and certificates of deposit	1	—	1	—
Group insurance contracts	6	—	6	—
Derivatives
Foreign exchange forward contracts	4	—	4	—
Interest rate hedges - non-current	70	—	70	—
Pension and deferred compensation plan assets	19	—	19	—
Total assets	$231	$132	$99	$—
Liabilities:
Derivatives
Foreign exchange forward contracts	$4	$—	$4	$—
Total liabilities	$4	$—	$4	$—
Reported as follows:
Assets:
Cash and cash equivalents	$132	$132	$—	$—
Short-term investments	1	—	1	—
Other current assets	4	—	4	—
Total current assets	$136	$132	$4	$—
Other assets	$95	$—	$95	$—
Liabilities:
Other current liabilities	$4	$—	$4	$—

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Assets and liabilities of the Company are measured at fair value on a recurring basis as of December 31, 2022 and are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$60	$60	$—	$—
Available-for-sale securities:
Time deposits and certificates of deposit	1	—	1	—
Group insurance contracts	6	—	6	—
Derivatives
Foreign exchange forward contracts	7	—	7	—
Interest rate hedges-non-current	104	—	104	—
Pension and deferred compensation plan assets	17	—	17	—
Total assets	$195	$60	$135	$—
Liabilities:
Derivatives
Foreign exchange forward contracts	$8	$—	$8	$—
Total liabilities	$8	$—	$8	$—
Reported as follows:
Assets:
Cash and cash equivalents	$60	$60	$—	$—
Short-term investments	1	—	1	—
Other current assets	8	—	8	—
Total current assets	$69	$60	$9	$—
Other assets	$126	$—	$126	$—
Liabilities:
Other current liabilities	$8	$—	$8	$—

Other Fair Value Disclosures

The estimated fair value and carrying value of the Company’s debt as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term loan principal	$5,111	$5,076	$5,122	$5,071

The estimated fair value of the Company’s term loan principal was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy.

Pension and Deferred Compensation Plan Assets

The pension and deferred compensation plan assets represent investments in mutual funds, exchange traded funds, government securities and other time deposits. These investments are set aside for retirement benefits of certain of the Company’s subsidiaries.

Derivatives

As a result of the Company’s global operating activities and variable interest rate borrowings, the Company is exposed to market risks from changes in foreign currency exchange rates and interest rates, which may adversely affect its operating results and financial position. When deemed appropriate, the Company minimizes its risks from foreign currency exchange rate and interest rate fluctuations through the use of derivative financial instruments. The principal market in which the Company executes its foreign currency and interest rate contracts is the institutional market in an over-the-counter

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

environment with a relatively high level of price transparency. The market participants are typically large commercial banks. The contracts are valued using broker quotations or market transactions.

(5)
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

The Company also enters into foreign exchange forward contracts to hedge against changes in the balance sheet for certain subsidiaries to mitigate the risk associated with certain foreign currency transactions in the ordinary course of business. These derivatives are not designated as cash flow hedging instruments and gains or losses from these derivatives are recorded immediately in other income, net.

The following tables summarize the primary net hedging positions and fair values of foreign exchange forward contracts outstanding as of March 31, 2023 and December 31, 2022:

	March 31, 2023
Currency Hedged (Buy/Sell)	Net Notional Value	Fair Value Asset (Liability)
U.S. dollar/Japanese yen	$21	$1
U.S. dollar/South Korean won	49	(1)
U.S. dollar/Taiwan dollar	34	—
U.S. dollar/U.K. pound sterling	2	—
Euro/U.S. dollar	44	—
Euro/Chinese renminbi	19	—
Total	$169	$—

	December 31, 2022
Currency Hedged (Buy/Sell)	Net Notional Value	Fair Value Asset (Liability)
U.S. dollar/Japanese yen	$57	$—
U.S. dollar/South Korean won	75	(4)
U.S. dollar/Taiwan dollar	33	1
U.S. dollar/U.K. pound sterling	7	—
U.S. dollar/Singapore dollar	1	—
U.S. dollar/Chinese renminbi	9	—
Euro/U.S. dollar	485	1
Euro/Chinese renminbi	31	1
U.K. pound sterling/euro	4	—
Total	$702	$(1)

The following table summarizes the net (losses) gains on derivatives designated as cash flow hedging instruments:

	Three Months Ended March 31,
	2023	2022
Foreign exchange forward contracts:
Net (losses) gains recognized in accumulated OCI	$(15)	$18
Net (losses) gains reclassified from accumulated OCI into income	$(1)	$1

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The net amount of existing losses as of March 31, 2023 expected to be reclassified from OCI into earnings within the next 12 months is immaterial.

Net Investment Hedge

During the three months ended March 31, 2023, the Company designated a euro net investment hedge to offset the foreign exchange exposure of the Euro Tranche B, as defined and described further in Note 9. As a result, any mark-to-market foreign exchange impact of the Euro Tranche B is recorded in OCI.

Interest Rate Agreements

The Company has various interest rate swap agreements that exchange a forward-looking term rate based on the variable secured overnight financing rate (“Term SOFR”) paid on the outstanding balance of its New Term Loan Facility, as defined and further described in Note 9, to a fixed rate. The Company acquired USD London Interbank Offered Rate (“LIBOR”) interest rate cap agreements as a result of the Company’s August 17, 2022 acquisition of Atotech (the “Atotech Acquisition”) and is utilizing these agreements to offset Term SOFR on its New Term Loan Facility. The Company’s USD LIBOR based swaps and USD LIBOR based interest rate caps will convert to Term SOFR after LIBOR’s termination in June 2023 according to the terms of each instrument.

The following table summarizes the terms and fair values of interest rate swaps and interest rate caps outstanding at March 31, 2023 and December 31, 2022:

					March 31, 2023	December 31, 2022
Effective Date	Maturity	Fixed Rate	Notional Amount at Effective Date	Notional Amount at March 31, 2023	Fair Value Asset	Fair Value Asset
Interest Rate Swaps
April 5, 2019	March 31, 2023	2.309%	$300	$—	$—	$1
October 26, 2021	February 28, 2025	0.485%	200	200	14	16
March 31, 2022	February 28, 2025	0.623%	100	300	20	22
September 30, 2022	September 30, 2026	3.156%	350	350	4	8
January 2, 2024	January 31, 2028	2.841%	250	—	2	5
September 30, 2022	September 30, 2027	3.198%	350	350	2	8
January 2, 2024	January 31, 2029	2.986%	250	—	—	4
September 30, 2022	September 30, 2026	3.358%	600	600	4	10
			2,400	1,800	46	74
Interest Rate Caps
March 31, 2020	January 31, 2024	1.000%	350	350	12	15
March 31, 2020	January 31, 2024	1.000%	350	350	12	15
			700	700	24	30
		Total	$3,100	$2,500	$70	$104

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

The following table summarizes the gains on derivatives not designated as hedging instruments, consisting of balance sheet hedges and interest rate caps:

	Three Months Ended March 31,
	2023	2022
Net gains recognized in income	$10	$6

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Currency Option Agreements

In connection with financing the Atotech Acquisition, the Company issued euro denominated term loan debt. In anticipation of entering into these euro denominated loans, the Company purchased foreign currency option contracts in 2021 to fix the conversion of EUR 300 into U.S. dollars. The options settled on January 31, 2022 and the Company recorded a gain of $5, net of premiums, in 2022, which is included in other (income) expense, net.

(6)
Inventories

Inventories consist of the following:

	March 31, 2023	December 31, 2022
Raw materials	$756	$689
Work-in-process	120	115
Finished goods	182	173
Total	$1,058	$977

(7)
Acquisition

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

Atotech, which the Company operates as its Materials Solutions Division, develops leading process and manufacturing technologies for advanced surface modification, electroless and electrolytic plating, and surface finishing. Applying a comprehensive systems-and-solutions approach, Atotech’s portfolio includes chemistry, equipment, software, and services for innovative and high-technology applications in a wide variety of end markets. Atotech further broadens the Company’s capabilities by bringing leadership in critical chemistry solutions for electronics and packaging and specialty industrial applications.

On the Effective Date, pursuant to the Scheme and in accordance with the terms and conditions of the Implementation Agreement, Bidco acquired each issued and outstanding ordinary share of Atotech in exchange for per share consideration of $16.20 in cash and 0.0552 of a share of Company common stock. The Company funded the payment of the aggregate cash consideration with a combination of cash on hand and the proceeds from the New Term Loan Facility, as defined in Note 9. As a result of the Atotech Acquisition, the Company issued an aggregate of 10.7 shares of Company common stock to the former Atotech shareholders.

The purchase price of Atotech consisted of the following:

Cash consideration to Atotech stockholders, net	$2,886
Value of MKS shares issued	1,186
Repayment of Atotech senior secured term loans	1,545
Settlement of accelerated Atotech share-based awards	47
Total purchase price, net of cash and cash equivalents acquired	$5,664

Under the acquisition method of accounting, the total purchase price is allocated to the estimated acquired tangible and intangible assets and assumed liabilities of Atotech based on their fair values as of the Effective Date, except for contract assets and liabilities, which remain at book value in accordance with Accounting Standards Codification Topic 606. Any excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed is allocated to goodwill and none of this goodwill or intangible assets will be deductible for tax purposes. The Company believes the amount of goodwill relative to identifiable intangible assets relates to several factors, including (1) broadening its position in key

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

electronics and industrial markets to offer complementary solutions, and (2) leveraging component and systems expertise to provide robust solutions to meet its customers’ evolving technology needs.

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

The preliminary valuations were based on the information that was available through the filing date of this Quarterly Report on Form 10-Q that existed as of the Effective Date and the expectations and assumptions that have been deemed reasonable by the Company’s management. The size and breadth of the Atotech Acquisition may necessitate the use of this one-year measurement period to adequately analyze and assess a number of the factors used in establishing the fair value of certain tangible and intangible assets acquired and liabilities assumed as of the Effective Date and the related tax impacts of any changes made. The Company is still evaluating the tax impact of the assets acquired and liabilities assumed. Any potential adjustments made could be material in relation to the preliminary values presented above.

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
	$2,726

The acquired intangible assets are being amortized on a straight-line basis, which approximates the economic use of the assets over their estimated useful lives. Upon completion of the related projects, we expect the in-process research and development (“IPR&D”) intangible asset to be amortized over its estimated useful life of eight to nine years.

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

Three Months Ended
March 31, 2022
Total net revenues	$1,100
Net income	$105

The unaudited pro forma information above give effect primarily to the following:

•
applying the Company’s accounting policies;
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
(8)
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

Goodwill and purchased intangible assets with indefinite useful lives are not amortized but are reviewed for impairment annually during the fourth quarter of each fiscal year or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The process of evaluating the potential impairment of goodwill and intangible assets requires significant judgment. The Company regularly monitors current business conditions and other factors including, but not limited to, adverse industry or economic trends, restructuring actions and lower projections of profitability that may impact future operating results.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The changes in the carrying amount of goodwill and accumulated impairment loss during the three months ended March 31, 2023 were as follows:

	Gross Carrying Amount	Accumulated Impairment Loss	Net
Beginning balance, January 1	$4,454	$(146)	$4,308
Foreign currency translation	19	—	19
Ending balance, March 31	$4,473	$(146)	$4,327

Intangible Assets

Components of the Company’s intangible assets are comprised of the following:

As of March 31, 2023:	Gross	Accumulated Impairment Charges	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology	$1,208	$—	$(328)	$8	$888
Customer relationships	2,072	(1)	(227)	22	1,866
Patents, trademarks, trade names and other	441	—	(90)	3	354
	$3,721	$(1)	$(645)	$33	$3,108

During the three months ended March 31, 2023, $57 of IPR&D, included within patents, trademarks, trade names and other, was reclassified into completed technology and $9 of IPR&D was written off to amortization expense as certain projects were cancelled.

As of December 31, 2022:	Gross	Accumulated Impairment Charges	Accumulated Amortization Charges	Foreign Currency Translation	Net
Completed technology	$1,151	$—	$(303)	$4	$852
Customer relationships	2,072	(1)	(190)	11	1,892
Patents, trademarks, trade names and other	498	—	(71)	2	429
	$3,721	$(1)	$(564)	$17	$3,173

Aggregate amortization expense related to acquired intangible assets for the three months ended March 31, 2023 and 2022 was $81 and $15, respectively. The increase in amortization of intangible assets was a result of increased amortization related to acquired intangible assets from the Atotech Acquisition. Aggregate net amortization expense related to acquired intangible assets for future years is as follows:

Year	Amount
2023 (remaining)	$224
2024	289
2025	295
2026	293
2027	290
2028	290
Thereafter	1,247

The Company excluded from the above table intangible assets of $56 of indefinite-lived trademarks and trade names, and $124 of IPR&D, which were not subject to amortization.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

(9)
Debt

The Company’s outstanding debt is as follows:

	March 31, 2023	December 31, 2022
Short-term debt:
New Term Loan Facility	$88	$93
Long-term debt, net:
New Term Loan Facility	$4,837	$4,834

Long-term debt is net of deferred financing fees, original issuance discount and repricing fees in the aggregate amount of $187 and $195 as of March 31, 2023 and December 31, 2022, respectively.

New Credit Facilities

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

Borrowings under the New Credit Facilities bear interest at a rate per annum equal to, at the Company’s option, any of the following, plus, in each case, an applicable margin: (a) with respect to the USD Tranche A, the USD Tranche B and the New Revolving Facility, (x) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the prime rate quoted in The Wall Street Journal, or (3) a forward-looking term rate based on Term SOFR (plus an applicable credit spread adjustment) for an interest period of one month, plus 1.00%; and (y) a Term SOFR rate (plus an applicable credit spread adjustment) for the interest period relevant to such borrowing, subject to a rate floor of (I) with respect to the USD Tranche B, 0.50% and (II) with respect to the USD Tranche A and the New Revolving Facility, 0.0%; and (b) with respect to the Euro Tranche B, a Euro Interbank Offered Rate (“EURIBOR”) rate determined by reference to the costs of funds for Euro deposits for the interest period relevant to such borrowing adjusted for certain additional costs, subject to a EURIBOR rate floor of 0.0%. The USD Tranche A was issued with original issue discount of 0.25% of the principal amount thereof. The USD Tranche B and the Euro Tranche B were issued with original issue discount of 2.00% of the principal amount thereof. The applicable margin for borrowings under the USD Tranche A is 1.50% with respect to base rate borrowings and 2.50% with respect to Term SOFR borrowings. The applicable margin for borrowings under the USD Tranche B is 1.75% with respect to base rate borrowings and 2.75% with respect to Term SOFR borrowings. The applicable margin for borrowings under the Euro Tranche B is 3.00%. The initial applicable margin for borrowings under the New Revolving Facility is 1.50% with respect to base rate borrowings and 2.50% with respect to Term SOFR borrowings. Commencing with the delivery of financial statements with respect to the first quarter ending after the closing of the New Credit Agreement, the applicable margin for borrowings under the New Revolving Facility is subject to adjustment each fiscal quarter, based on the Company’s first lien net leverage ratio as of the end of the preceding quarter.

In addition to paying interest on outstanding principal under the New Credit Facilities, the Company is required to pay a commitment fee in respect of the unutilized commitments under the New Revolving Facility. The initial commitment fee is 0.375% per annum. Commencing with the delivery of financial statements with respect to the first quarter ending after the closing of the New Credit Agreement, the commitment fee is subject to downward adjustment based on the Company’s first lien net leverage ratio as of the end of the preceding quarter. The Company must also pay customary letter of credit fees and agency fees.

The Company incurred $242 of deferred financing fees and original issue discount related to the term loans under the New Term Loan Facility, which are included in long-term debt, net in the accompanying condensed consolidated balance sheets and are being amortized to interest expense over the estimated life of the term loans using the effective interest method. A portion of the deferred financing fees and original issue discount was accelerated in connection with the debt prepayment and extinguishment of the Prior Term Loan Facility (as defined below).

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

The Company is required to make scheduled quarterly payments each equal to 1.25% of the original principal amount of the USD Tranche A (increasing to 1.875% in years 3 and 4 and 2.50% in year 5) and 0.25% of the original principal amount of the USD Tranche B and the Euro Tranche B, beginning with the fiscal quarter ended December 31, 2022, with the balance due thereunder on the fifth anniversary of the closing date in the case of the USD Tranche A and the seventh anniversary of the closing date in the case of the USD Tranche B and the Euro Tranche B.

There is no scheduled amortization under the New Revolving Facility. Any principal amount outstanding under the New Revolving Facility is due and payable in full on the fifth anniversary of the closing date.

The Company incurred $7 of costs in connection with the New Revolving Facility, which were capitalized and included in other assets in the accompanying condensed consolidated balance sheet and are being amortized to interest expense over the estimated life of four years. As a result of the termination of the Prior ABL Credit Facility (as defined below) concurrently with the Company’s entry into the New Revolving Facility, the Company wrote off an immaterial amount of previously capitalized debt issuance costs.

All obligations under the New Credit Facilities are guaranteed by certain of the Company’s wholly-owned domestic subsidiaries and are required to be guaranteed by certain of the Company’s future wholly-owned domestic subsidiaries, and are secured by substantially all of the Company’s assets and the assets of such subsidiaries, subject to certain exceptions and exclusions.

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

The New Credit Agreement contains a number of negative covenants that, among other things and subject to certain exceptions, restrict the ability of the Company and each of its subsidiaries to incur additional indebtedness; pay dividends on its capital stock or redeem, repurchase or retire its capital stock or its subordinated indebtedness; make investments, loans and acquisitions; create restrictions on the payment of dividends or other amounts to the Company from the Company’s restricted subsidiaries or restrictions on the ability of the Company’s restricted subsidiaries to incur liens; engage in transactions with its affiliates; sell assets, including capital stock of its subsidiaries; materially alter the business it conducts; consolidate or merge; incur liens; and engage in sale-leaseback transactions.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The New Credit Agreement also contains customary representations and warranties, affirmative covenants and provisions relating to events of default. If an event of default occurs, the lenders under the New Credit Facilities will be entitled to take various actions, including the acceleration of amounts due under the New Credit Facilities and all actions permitted to be taken by a secured creditor. As of March 31, 2023, the Company was in compliance with all covenants under the New Credit Agreement.

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

As of March 31, 2023, the outstanding principal amount of the New Term Loan Facility was $5,111 and the weighted average interest rate was 7.3%. As of March 31, 2023, there were no borrowings under the New Revolving Facility.

Lines of Credit and Borrowing Arrangements

Certain of the Company’s Japanese subsidiaries have lines of credit and a financing facility with various financial institutions, many of which generally expire and are renewed at three-month intervals with the remaining having no expiration date. The lines of credit and financing facility provided for aggregate borrowings as of March 31, 2023 of up to an equivalent of $15. There were no borrowings outstanding under these arrangements at March 31, 2023 and December 31, 2022.

Contractual maturities of the Company’s debt obligations as of March 31, 2023 are as follows:

Year	Amount
2023 (remaining)	$65
2024	93
2025	110
2026	115
2027	695
2028	42
Thereafter	3,991

(10)
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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Product warranty activities were as follows:

	Three Months Ended March 31,
	2023	2022
Beginning of period	$27	$21
Provision for product warranties	3	7
Charges to warranty liability	(3)	(8)
End of period	$28	$20

As of March 31, 2023, short-term product warranties of $20 and long-term product warranties of $8 were included within other current liabilities and other non-current liabilities, respectively, within the accompanying condensed consolidated balance sheet. As of March 31, 2022, short-term product warranties of $19 and long-term product warranties of $1 were included within other current liabilities and other non-current liabilities, respectively, within the accompanying condensed consolidated balance sheet.

(11)
Other Current Liabilities

Other current liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Accrued compensation and other employee-related obligations	$139	$162
Deferred revenue and customer advances	96	94
Income taxes payable	51	51
Lease liabilities	28	26
Other	102	100
Total other current liabilities	$416	$433

(12)
Income Taxes

The Company’s effective tax rates for the three months ended March 31, 2023 and 2022 were 46.6% and 16.3%, respectively. The Company’s $37 tax benefit for the current period was primarily due to the application of the forecasted effective tax rate to the pre-tax loss for the three months ended March 31, 2023. The Company’s effective tax rate for the three months ended March 31, 2023 was higher than the U.S. statutory tax rate mainly due to the geographic mix of income earned by the Company’s international subsidiaries being taxed at higher rates than the U.S. statutory rate, offset by the U.S. foreign tax credit and the U.S. deduction for foreign derived intangible income (“FDII”).

The Company’s effective tax rate for the three months ended March 31, 2022 was lower than the U.S. statutory tax rate mainly due to the U.S. deduction for FDII and the geographic mix of income earned by the Company’s international subsidiaries being taxed at lower rates than the U.S. statutory rate, offset by the U.S. global intangible low-taxed income inclusion.

(13)
Net (Loss) Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net (loss) income	$(42)	$143
Denominator:
Shares used in net (loss) income per common share – basic	66.7	55.6
Effect of dilutive securities	—	0.2
Shares used in net (loss) income per common share – diluted	66.7	55.8
Net (loss) income per common share:
Basic	$(0.64)	$2.58
Diluted	$(0.64)	$2.57

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Basic earnings per share (“EPS”) is computed by dividing (loss) income available to common stockholders by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding (using the treasury stock method) if securities containing potentially dilutive common shares had been converted to such common shares, and if such assumed conversion is dilutive. In periods in which a net loss is recognized, the impact of restricted stock units (“RSUs”) is not included as they are antidilutive.

For the three months ended March 31, 2022, the Company had an immaterial quantity of RSUs that were antidilutive and were excluded from the computation of diluted weighted-average shares.

(14)
Stock-Based Compensation

Prior to May 10, 2022, the Company granted RSUs to employees and directors under the 2014 Stock Incentive Plan (the “2014 Plan”). Following shareholder approval of the 2022 Stock Incentive Plan (the “2022 Plan” and, together with the 2014 Plan, the “Plans”) on May 10, 2022, the Company discontinued granting RSUs to employees and directors under the 2014 Plan and began granting them under the 2022 Plan. The Plans are administered by the Compensation Committee of the Company’s Board of Directors. The Plans are intended to attract and retain employees and directors, and to provide an incentive for these individuals to assist the Company to achieve long-range performance goals and enable these individuals to participate in the long-term growth of the Company.

In connection with the Atotech Acquisition, all Atotech time-based RSUs and performance-based RSU awards outstanding immediately prior to the acquisition were cancelled and replaced with the Company’s time-based RSUs under the 2022 Plan in accordance with the Implementation Agreement. Based on a formula in the Implementation Agreement, such cancelled RSUs were replaced with the Company’s RSUs, which are subject to the terms and conditions of the 2022 Plan and the related RSU agreements.

The total stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive income was as follows:

	Three Months Ended March 31,
	2023	2022
Cost of revenues	$1	$1
Research and development	1	1
Selling, general and administrative	16	6
Total stock-based compensation expense	$18	$8

At March 31, 2023, the total compensation expense related to unvested stock-based awards granted to employees and directors under the Plans that had not been recognized was $40. The Company determines the fair value of RSUs based on the closing market price of the Company’s common stock on the date of the award and estimates the fair value of employee stock purchase plan rights using the Black-Scholes valuation model. Such values are recognized as expense on a straight-line basis for time-based awards and using the accelerated graded vesting method for performance-based awards, both over the requisite service periods.

The following table presents the activity for RSUs under the Plans:

	Three Months Ended March 31, 2023
	Quantity	Weighted Average Grant Date Fair Value Per Share
RSUs – beginning of period	0.8	$118.96
Granted	0.2	$98.62
Vested or forfeited	(0.2)	$120.80
RSUs – end of period	0.8	$113.31

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

(15)
Stockholders’ Equity

Share Repurchase Program

On July 25, 2011, the Company’s Board of Directors approved a share repurchase program for the repurchase of up to an aggregate of $200 of its outstanding common stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means. The timing and quantity of any shares repurchased depends upon a variety of factors, including business conditions, stock market conditions and business development activities, including, but not limited to, merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice. The Company has repurchased approximately 2.6 shares of common stock for approximately $127 pursuant to the program since its adoption. During the three months ended March 31, 2023 and 2022, there were no repurchases of common stock. Under the New Credit Facilities, the Company may be restricted from repurchasing its common stock under certain circumstances.

Cash Dividends

Holders of the Company’s common stock are entitled to receive dividends when they are declared by the Company’s Board of Directors. During each of the first quarters of 2023 and 2022, the Company’s Board of Directors declared a cash dividend of $0.22 per share, which totaled $15 and $12, respectively. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of the Company’s Board of Directors. In addition, under the New Credit Facilities, the Company may be restricted from paying dividends under certain circumstances.

(16)
Business Segment, Geographic Area, and Significant Customer Information

The Company has three reportable segments: VSD, PSD and MSD. During the third quarter of 2022, MKS consolidated ESD into PSD and prior periods were recast to reflect this change. The Company’s Chief Operating Decision Maker (“CODM”), which is the Company’s Chief Executive Officer, utilizes financial information to make decisions about allocating resources and assessing performance for the entire Company, which is used in the decision-making process to assess performance and allocate resources to the three segments.

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

PSD provides a full range of solutions including lasers, beam measurement and profiling, precision motion control, vibration isolation systems, photonics instruments, temperature sensing, opto-mechanical components, optical elements, laser-based systems for flexible PCB processing, laser-based systems for high density interconnect PCB and package substrate manufacturing, and high-speed multilayer ceramic capacitor testing.

MSD develops leading process and manufacturing technologies for advanced surface modification, electroless and electrolytic plating, and surface finishing. Atotech is a brand within MSD. Applying a comprehensive systems-and-solutions approach, MSD’s portfolio includes chemistry, equipment, software, and services for innovative and high-technology applications in a wide variety of end markets.

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The following table sets forth net revenues by reportable segment:

	Three Months Ended March 31,
	2023	2022
Vacuum Solutions Division	$293	$474
Photonics Solutions Division	197	268
Materials Solutions Division	304	—
	$794	$742

The following table reconciles gross profit by reportable segment to net (loss) income:

	Three Months Ended March 31,
	2023	2022
Gross profit by reportable segment:
Vacuum Solutions Division	$108	$206
Photonics Solutions Division	81	128
Materials Solutions Division	147	—
Total gross profit by reportable segment	335	334
Operating expenses:
Research and development	72	52
Selling, general and administrative	174	92
Acquisition and integration costs	6	8
Restructuring and other	1	2
Amortization of intangible assets	81	15
Gain on sale of long-lived assets	—	(7)
Income from operations	1	172
Interest income	(3)	—
Interest expense	85	6
Other income, net	(2)	(5)
(Loss) income before income taxes	(79)	171
(Benefit) provision for income taxes	(37)	28
Net (loss) income	$(42)	$143

Interest income, interest expense and income tax (benefit) expense are not presented by reportable segment because the necessary information is not classified within the segments nor used by the CODM.

The following table sets forth segment assets by reportable segment:

March 31, 2023	Accounts receivable, net	Inventories	Total
Vacuum Solutions Division	$229	$548	$777
Photonics Solutions Division	194	322	516
Materials Solutions Division	275	187	463
Corporate, Eliminations & Other	(126)	—	(126)
Total segment assets	$572	$1,058	$1,630

December 31, 2022	Accounts receivable, net	Inventories	Total
Vacuum Solutions Division	$307	$491	$798
Photonics Solutions Division	210	296	506
Materials Solutions Division	298	190	488
Corporate, Eliminations & Other	(95)	—	(95)
Total segment assets	$720	$977	$1,697

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The following table reconciles segment assets to total assets:

	March 31, 2023	December 31, 2022
Total segment assets	$1,630	$1,697
Cash and cash equivalents and short-term investments	881	910
Other current assets	237	187
Property, plant and equipment, net	794	800
Right-of-use assets, net	240	234
Goodwill and intangible assets, net	7,435	7,481
Other assets	149	186
Total assets	$11,366	$11,495

Geographic Area

Information about the Company’s operations by geographic area is presented in the tables below. Net revenues from unaffiliated customers are based on the location in which the sale originated. Intercompany sales between geographic areas are at tax transfer prices and have been eliminated from consolidated net revenues.

	Three Months Ended March 31,
Net revenues:	2023	2022
United States	$254	$342
China	147	67
South Korea	74	83
Germany	73	38
Other	246	212
	$794	$742

Long-lived assets include property, plant and equipment, net, right-of-use assets, net and certain other assets, and exclude goodwill, intangible assets and long-term tax-related accounts.

Long-lived assets:	March 31, 2023	December 31, 2022
United States	$476	$508
Germany	158	160
China	172	175
Other	343	343
	$1,150	$1,186

Goodwill associated with each of the Company’s reportable segments is as follows:

	March 31, 2023	December 31, 2022
Reportable segment:
Vacuum Solutions Division	$194	$195
Photonics Solutions Division	1,027	1,026
Materials Solutions Division	3,106	3,087
Total goodwill	$4,327	$4,308

(17)
Commitments and Contingencies

Litigation

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding the future financial performance, business prospects and growth of MKS Instruments, Inc. (“MKS”, the “Company,” “our,” or “we”), and the impact of the ransomware event we identified on February 3, 2023, including our ability to fulfill orders that were delayed by the ransomware event, and the expected impact on our revenues as a result of fulfilling such delayed orders. These statements are only predictions based on current assumptions and expectations. Any statements that are not statements of historical fact (including statements containing the words “will,” “projects,” “intends,” “believes,” “plans,” “anticipates,” “expects,” “estimates,” “forecasts,” “continues” and similar expressions) should be considered to be forward-looking statements. Actual events or results may differ materially from those in the forward-looking statements set forth herein.

Among the important factors that could cause actual events to differ materially from those in the forward-looking statements that we make are the need to generate sufficient cash flows to service and repay the substantial indebtedness we incurred in connection with our acquisition of Atotech Limited (“Atotech” and such transaction, the “Atotech Acquisition”), which we completed in August 2022; the terms of our existing credit facilities under which we incurred such debt; our entry into the chemicals technology business through the Atotech Acquisition, in which we do not have experience and which may expose us to significant additional liabilities; the risk that we are unable to integrate the Atotech Acquisition successfully or realize the anticipated synergies, cost savings and other benefits of the Atotech Acquisition; the ongoing assessment of the ransomware event we identified on February 3, 2023, including legal, reputational, financial and contractual risks resulting from the incident, including assessments with respect to recovery of unfulfilled orders, and other risks related to cybersecurity, data privacy and intellectual property; competition from larger, more advanced or more established companies in our markets; the ability to successfully grow our business and the businesses of Atotech and Electro Scientific Industries, Inc., which we acquired in February 2019 and financial risks associated with those and potential future acquisitions, including goodwill and intangible asset impairments; manufacturing and sourcing risks, including those associated with limited and sole source suppliers and the impact and duration of supply chain disruptions, component shortages, and price increases; changes in global demand and the impact of COVID-19 or any other pandemic, including with respect to such supply chain disruptions, component shortages and price increases; risks associated with doing business internationally, including trade compliance, regulatory restrictions on our products, components or markets, particularly the semiconductor market, and unfavorable currency exchange and tax rate fluctuations, which risks become more significant as we grow our business internationally and in China specifically; conditions affecting the markets in which we operate, including fluctuations in capital spending in the semiconductor, electronics manufacturing and automotive industries, and fluctuations in sales to our major customers or disruptions or delays from third-party service providers upon which our operations may rely; the ability to anticipate and meet customer demand; the challenges, risks and costs involved with integrating or transitioning local and international operations of the companies we have acquired; risks associated with the attraction and retention of key personnel; potential fluctuations in quarterly results; dependence on new product development; rapid technological and market change; acquisition strategy; volatility of stock price; risks associated with chemical manufacturing and environmental regulation compliance; risks related to defective products; financial and legal risk management; and the other important factors described in Part II, Item 1A of this Quarterly Report on Form 10-Q. We are under no obligation to, and expressly disclaim any obligation to, update or alter these forward-looking statements, whether as a result of new information, future events or otherwise, even if subsequent events cause our views to change.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations describes principal factors affecting the results of operations, financial condition and liquidity, as well as our critical accounting policies and estimates that require significant judgment and thus have the most significant potential impact on our condensed consolidated financial statements. This section provides an analysis of our financial results for the three months ended March 31, 2023 compared to the three months ended December 31, 2022 and the three months ended March 31, 2022.

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

Recent Events

Ransomware Event

On February 3, 2023, we identified that we had become subject to a ransomware event. We took immediate action to activate our incident response and business continuity protocols to contain the incident, including engaging appropriate incident response professionals and notifying law enforcement authorities. We then initiated the recovery phase, contained the incident, and have since reopened our affected manufacturing and service operations and completed restoration of virtually all of our information technology (“IT”) systems, including our enterprise resource planning systems.

Based on our investigation, we concluded ransomware actors encrypted certain of our systems by deploying malware. This incident required us to temporarily suspend operations at certain of our facilities and had a material impact in the first quarter of 2023 on our ability to process orders, ship products and provide service to our Vacuum Solutions Division and Photonics Solutions Division customers. As a result of our inability to fulfill orders, we estimate the ransomware event negatively impacted our revenue in the first quarter of 2023 by approximately $160 million, which was lower than our initial expectation of at least $200 million. Please see “—Markets—Semiconductor Market,” “—Markets—Electronics and Packaging Market” and “—Markets—Specialty Industrial” for a discussion of the estimated impact of the ransomware event on our revenue by end market in the first quarter of 2023 as well as on our ability to fulfill orders that were delayed by the ransomware event. The incident did not impact the operations of our Materials Solutions Division.

We engaged security specialists to assist in the review, assessment and remediation of our IT controls and strengthened access requirements and unauthorized access detection. We are also implementing procedures to facilitate more timely restoration of our financial reporting systems.

We incurred approximately $7 million of net costs in the first quarter of 2023 and expect to continue to incur costs, which may be significant, in connection with this incident. In the first quarter, these costs were primarily comprised of various third-party consulting services, including forensic experts, restoration experts, legal counsel, and other IT and accounting professional expenses, enhancements to our cybersecurity measures, costs to restore our systems and access our data, and employee-related expenses, including with respect to increased overtime. We expect to incur these and other costs related to this incident in the future. As a result of the incident, we may be subject to subsequent investigations, claims or actions, in addition to other costs, fines, penalties, or other obligations related to impacted data, whether or not such data is misused. In addition, we are subject to class action lawsuits arising from this ransomware event. We are unable to predict at this time the potential timing and outcome of these claims and whether we may be subject to further private litigation or inquiries and proceedings by various government agencies, law enforcement and other governmental authorities. For additional information on the risks we face related to this incident and other cybersecurity incidents, refer to “Risk Factors—Risks Related to Cybersecurity, Data Privacy and Intellectual Property Protection” and “Risk Factors—Legal, Tax, Regulatory and Compliance Risks” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2023.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. There have been no material changes in our critical accounting policies since December 31, 2022.

For further information about our critical accounting policies, please see the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2022 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting – Policies and Estimates.”

Segments

The Vacuum Solutions Division (“VSD”) delivers foundational technology solutions to leading edge semiconductor manufacturing, electronics and packaging and specialty industrial applications. VSD products are derived from our core competencies in pressure measurement and control, flow measurement and control, gas and vapor delivery, gas composition analysis, electronic control technology, reactive gas generation and delivery, power generation and delivery, and vacuum technology.

The Photonics Solutions Division (“PSD”) provides a full range of solutions including lasers, beam measurement and profiling, precision motion control, vibration isolation systems, photonics instruments, temperature sensing, opto-mechanical components, optical elements, laser-based systems for flexible printed circuit board (“PCB”) processing, laser-based systems for high density interconnect PCB and package substrate manufacturing, and high-speed multi-layer ceramic capacitor testing.

The Materials Solutions Division (“MSD”) develops leading process and manufacturing technologies for advanced surface modification, electroless and electrolytic plating, and surface finishing. Atotech is a brand within MSD. Applying a comprehensive systems-and-solutions approach, MSD’s portfolio includes chemistry, equipment, software, and services for innovative and high-technology applications in a wide variety of end markets.

Markets

Net Revenues by End Market

	Three Months Ended
(dollars in millions)	March 31, 2023	% Total	December 31, 2022	% Total	March 31, 2022	% Total
Semiconductor	$309	39%	$503	46%	$488	66%
Electronics and Packaging	222	28%	266	25%	60	8%
Specialty Industrial	263	33%	316	29%	194	26%
Total net revenues	$794	100%	$1,085	100%	$742	100%

Semiconductor Market

MKS is a critical solutions provider for semiconductor manufacturing. Our products are used in major semiconductor processing steps, such as depositing thin films of material onto silicon wafer substrates, etching, cleaning, lithography, metrology, and inspection. The semiconductor industry continually faces new challenges, as products become smaller, more powerful and highly mobile. Ultra-thin layers, smaller critical dimensions, new materials, 3D structures, and the ongoing need for higher yield and productivity drive the need for tighter process measurement and control, all of which MKS supports. We believe we are the broadest critical subsystem provider in the wafer fabrication equipment ecosystem and address over 85% of the market. We have characterized our broad and unique offering as Surround the WaferSM to reflect the technology enablement we provide across almost every major process in semiconductor manufacturing today.

A significant portion of our sales is derived from products sold to semiconductor capital equipment manufacturers and semiconductor device manufacturers. While the semiconductor device manufacturing market is global, major semiconductor manufacturers are concentrated in China, Japan, South Korea, Taiwan and the United States. The semiconductor industry is subject to rapid demand shifts, which are difficult to predict, and we cannot be certain as to the timing or extent of future demand or any future weakness in the semiconductor industry. Currently, we are experiencing softened demand in our semiconductor market consistent with a decline in industry-wide wafer fabrication equipment spending.

For the three months ended March 31, 2023, net revenues in our semiconductor market decreased by $193 million or 38%, compared to the prior quarter and decreased $179 million or 37% compared to the same period in the prior year, primarily due to the effects of the ransomware event which resulted in lower order fulfillment as well as lower industry demand for semiconductor capital equipment.

We estimate the ransomware event negatively impacted our semiconductor market revenue by approximately $110 million for the three months ended March 31, 2023. In the second quarter of 2023, we expect to fulfill orders delayed by the ransomware event representing approximately 75% of this semiconductor market revenue, with the remainder to be fulfilled in the third quarter of 2023.

In October 2022, the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”) published regulations that introduce new and novel restrictions related to end-uses in semiconductor, semiconductor manufacturing, supercomputer, and advanced computing, along with certain equipment used to develop and produce them (the “New BIS Rules”). The New BIS Rules restrict our direct and indirect sales to China and primarily impact our semiconductor market. As a result of the New BIS Rules, we initially expected an overall annualized reduction of net revenues in the range of $250 million to $350 million. We currently expect an annualized reduction of net revenues on the lower end of that range. While we continue to adjust our policies and practices to ensure compliance with these regulations, and we will seek to mitigate their impact, there can be no assurances that the New BIS Rules will not have an effect on our business that exceeds our expectations.

Electronics and Packaging Market

MKS is a foundational solutions provider for the electronics and packaging market. Our portfolio includes photonics components, laser drilling systems, electronics chemistries and plating equipment, that are critical for the manufacturing of PCBs and package substrates, as well as in wafer level packaging (“WLP”) applications. Similar to the semiconductor industry, the PCB, package substrate and WLP industries demand smaller features, greater density, and better performance. We characterize our complementary offering of laser systems and chemistry solutions as Optimize the Interconnect, to reflect the unique technology enablement we provide at the Interconnect level within PCBs, package substrates and WLPs. This end market also includes our vacuum and photonics solutions for display manufacturing applications.

For the three months ended March 31, 2023, net revenues in our electronics and packaging market decreased by $44 million or 17%, compared to the prior quarter, primarily from decreases in MSD net revenues. Demand for chemistry solutions and plating equipment, which we report in MSD and flexible PCB via drilling systems, which we report in PSD, have softened due to a decline in end market demand for electronics, such as personal computers, servers and smartphones.

For the three months ended March 31, 2023, net revenues in our electronics and packaging market increased by $163 million or 273% compared to the same period in the prior year. This increase was mainly driven by the Atotech Acquisition partially offset by decreased demand for flexible PCB via drilling systems as a result of softened demand for electronics, such as personal computers, servers and smartphones. We estimate the negative impact of the ransomware event on our electronics and packaging market was nominal.

Specialty Industrial Market

MKS’ strategy in the specialty industrial market is to leverage our domain expertise and proprietary technologies across a broad array of applications in industrial technologies, life and health sciences, and research and defense markets.

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

For the three months ended March 31, 2023, net revenues in our specialty industrial market decreased by $54 million or 17% compared to the prior quarter primarily due to the effects of the ransomware event which resulted in lower order fulfillment during the quarter.

For the three months ended March 31, 2023, net revenues in our specialty industrial market increased by $69 million or 35% compared to the same period in the prior year. This increase was mainly driven by the Atotech Acquisition, partially offset by the negative impact of the ransomware event, which resulted in lower order fulfillment of VSD and PSD products during the three months ended March 31, 2023.

We estimate the ransomware event negatively impacted our specialty industrial market by approximately $45 million for the three months ended March 31, 2023. In the second quarter of 2023, we expect to fulfill orders delayed by the ransomware event representing approximately $20 million of this specialty industrial market revenue, with most of the remainder to be fulfilled in the second half of 2023.

International Markets

A significant portion of our net revenues is from sales to customers in international markets. For the three months ended March 31, 2023 and 2022, international revenues accounted for approximately 68% and 54%, respectively, of our total net revenues. A significant portion of our international net revenues was from China, South Korea and Germany. We expect international net revenues will continue to account for a significant percentage of total net revenues for the foreseeable future.

Long-lived assets located outside of the United States accounted for approximately 59% and 57% of our total long-lived assets as of March 31, 2023 and December 31, 2022, respectively. Long-lived assets include property, plant and equipment, net, right-of-use assets, net and certain other assets and exclude goodwill, intangible assets and long-term tax-related accounts.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total net revenues of certain line items included in our condensed consolidated statements of operations and comprehensive (loss) income data:

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
Net revenues:
Products	89.7%	88.9%	87.4%
Services	10.3	11.1	12.6
Total net revenues	100.0	100.0	100.0
Cost of revenues:
Cost of product revenues	51.4	48.9	48.5
Cost of service revenues	6.3	6.4	6.5
Total cost of revenues (exclusive of amortization shown separately below)	57.8	55.3	55.0
Gross profit	42.2	44.7	45.0
Research and development	9.0	6.7	7.0
Selling, general and administrative	22.0	15.5	12.5
Acquisition and integration costs	0.7	1.0	1.1
Restructuring and other	0.1	0.1	0.3
Amortization of intangible assets	10.3	6.4	2.0
Gain on sale of long-lived assets	—	—	(1.0)
Income from operations	0.1	15.0	23.1
Interest income	(0.3)	(0.2)	—
Interest expense	10.7	7.8	0.8
Other (income) expense, net	(0.2)	1.4	(0.8)
(Loss) income before income taxes	(10.0)	6.0	23.1
(Benefit) provision for income taxes	(4.7)	1.0	3.8
Net (loss) income	(5.2%)	5.0%	19.3%

Net revenues

	Three Months Ended
(dollars in millions)	March 31, 2023	December 31, 2022	March 31, 2022
Products	$712	$965	$648
Services	82	120	94
Total net revenues	$794	$1,085	$742

For the three months ended March 31, 2023, net product revenues decreased $253 million compared to the prior quarter. This decrease was primarily due to lower order fulfillment as a result of the ransomware event, as well as volume decreases in our electronics and packaging market, primarily in MSD, due to decreased end market demand for electronics such as personal computers, servers and smartphones.

For the three months ended March 31, 2023, net product revenues increased $64 million compared to the same period in the prior year. This increase was mainly driven the Atotech Acquisition where MSD net product revenues totaled $291 million for the three months ended March 31, 2023, partially offset by decreases in net product revenues of $165 million and $62 million in VSD and PSD. VSD and PSD net product revenue was negatively impacted by approximately $130 million as a result of the ransomware event and volume decreases as a result of softening demand in our semiconductor and electronics and packaging markets.

Net service revenues consisted mainly of fees for services related to the maintenance and repair of our products, sales of spare parts, and installation and training. For the three months ended March 31, 2023, net service revenues decreased $38 million compared to the prior quarter and were primarily related to decreases in VSD and PSD net service revenues as a result of the ransomware event, which resulted in lower order fulfillment during the quarter.

For the three months ended March 31, 2023, net service revenues decreased $12 million compared to the same period in the prior year, primarily related to decreases in VSD and PSD net service revenues as a result of the ransomware event, which resulted in lower order fulfillment during the three months ended March 31, 2023, partially offset by the effect of the Atotech Acquisition.

The following table sets forth our net revenues by reportable segment:

	Three Months Ended
(dollars in millions)	March 31, 2023	December 31, 2022	March 31, 2022
Net revenues:
Vacuum Solutions Division	$293	$475	$474
Photonics Solutions Division	197	270	268
Materials Solutions Division	304	340	—
Total net revenues	$794	$1,085	$742

For the three months ended March 31, 2023, net revenues from VSD decreased $182 million compared to the prior quarter and decreased $181 million compared to the same period in the prior year. Net revenues for PSD decreased $73 million compared to the prior quarter and decreased $71 million compared to the same period in the prior year. These decreases were primarily a result of the ransomware event which resulted in lower order fulfillment during the three months ended March 31, 2023.

For the three months ended March 31, 2023, net revenues from MSD decreased $36 million compared to the prior quarter, primarily due to lower chemistry sales to customers in the electronics industry as a result of softer end market demand for electronics, such as personal computers, servers and smartphones. There were no net revenues from MSD for the three months ended March 31, 2022, as MSD was established in connection with the closing of the Atotech Acquisition in the third quarter of 2022.

Gross margin

	Three Months Ended
	March 31, 2023	December 31, 2022	% Points Change	March 31, 2022	% Points Change
Gross margin as a percentage of net revenues:
Products	42.6%	45.0%	(2.4)%	44.4%	(1.8)%
Services	38.7%	42.6%	(3.9)%	49.2%	(10.5)%
Total gross margin	42.2%	44.7%	(2.5)%	45.0%	(2.8)%

Gross margin for our products decreased for the three months ended March 31, 2023, compared to the prior quarter and compared to the same period in the prior year. These decreases in gross margin were primarily due to lower revenue volumes, and lower direct labor and overhead absorption, partially offset by lower freight and duty costs. These changes were mainly the result of the ransomware event that occurred in the first quarter of 2023, which negatively impacted VSD and PSD operations. The decrease for the three months ended March 31, 2023 compared to the prior quarter was partially offset by lower material costs in the three months ended March 31, 2023, as the prior quarter had $13 million of step-up amortization from fair value adjustment to inventory from the Atotech Acquisition.

Gross margin for our services decreased for the three months ended March 31, 2023, compared to the prior quarter and the same period in the prior year. These decreases in gross margin were primarily due to lower revenue volumes, lower direct labor and overhead absorption, and unfavorable purchase price variances. These decreases in gross margin were mainly the result of the ransomware event that occurred during the three months ended March 31, 2023. The decrease for the three months ended March 31, 2023 compared to the prior quarter was partially offset by favorable mix of the products serviced.

The following table sets forth gross margin as a percentage of net revenues by reportable segment:

	Three Months Ended
	March 31, 2023	December 31, 2022	% Points Change	March 31, 2022	% Points Change
Gross margin as a percentage of net revenues:
Vacuum Solutions Division	36.7%	44.4%	(7.7)%	43.5%	(6.8)%
Photonics Solutions Division	41.0%	47.1%	(6.1)%	47.7%	(6.7)%
Materials Solutions Division	48.4%	43.3%	5.1%	—	48.4%
Total gross margin	42.2%	44.7%	(2.5)%	46.9%	(3.8)%

Gross margin for VSD decreased for the three months ended March 31, 2023, compared to the prior quarter and the same period in the prior year, primarily due to lower revenue volumes, and lower direct labor and overhead absorption, mainly as a result of the ransomware event, and higher excess and obsolete charges. These decreases were partially offset by favorable product mix.

Gross margin for PSD decreased for the three months ended March 31, 2023, compared to the prior quarter and the same period in the prior year, primarily due to lower revenue volumes, and lower direct labor and overhead absorption, mainly as a result of the ransomware event, and higher excess and obsolete charges. These decreases were partially offset by favorable product mix.

Gross margin for MSD increased for the three months ended March 31, 2023, compared to the prior quarter. This increase was mainly due to lower material costs in the three months ended March 31, 2023 compared to the prior quarter, which had $13 million of step-up amortization from fair value adjustment to inventory from the Atotech Acquisition. The increase was also caused by lower excess and obsolete inventory and warranty charges in the three months ended March 31, 2023 compared to the prior quarter.

Research and development

	Three Months Ended
(dollars in millions)	March 31, 2023	December 31, 2022	March 31, 2022
Research and development	$72	$73	$52

For the three months ended March 31, 2023, research and development expenses were essentially flat compared to the prior quarter. For the three months ended March 31, 2023, research and development expenses increased by $20 million compared to the same period in the prior year mainly driven by the effect of the Atotech Acquisition.

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

We continue to make product advancements to meet our customers’ evolving needs. We have developed, and continue to develop, new products to address industry trends, such as the shrinking of integrated circuit critical dimensions and technology inflections, and, in the flat panel display and solar markets, the transition to larger substrate sizes, which require more advanced processing and process control technology, the continuing drive toward more complex and accurate components and devices within the handset and tablet market, the transition to 5G for both devices and infrastructure, the growth in units and via counts in the high density interconnect PCB drilling market, and the transition from internal combustion to electric vehicles. In addition, we have developed, and continue to develop, products that support the migration to new classes of materials, ultra-thin layers, and 3D structures that are used in small geometry manufacturing. In our chemistry and equipment plating businesses, a majority of our research and development investment supports existing customers' product improvement needs and their short-term research and development goals, which enables us to pioneer new high-value solutions while limiting commercial risk. Research and development expenses consist primarily of salaries and related expenses for personnel engaged in research and development, fees paid to consultants, material costs for prototypes and other expenses related to the design, development, testing and enhancement of our products.

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

Selling, general and administrative

	Three Months Ended
(dollars in millions)	March 31, 2023	December 31, 2022	March 31, 2022
Selling, general and administrative	$174	$168	$92

For the three months ended March 31, 2023, selling, general and administrative expenses increased $6 million compared to the prior quarter, primarily due to increases of $6 million in compensation-related costs and $7 million in net costs incurred as a result of the ransomware event, offset by decreases of $5 million in consulting and professional fees and $2 million in travel costs. For the three months ended March 31, 2023, selling, general and administrative expenses increased $82 million compared to the same period in the prior year mainly driven by the Atotech Acquisition, as well as $6 million in compensation-related costs and $7 million in net costs incurred as a result of the ransomware event in the three months ended March 31, 2023.

Acquisition and integration costs

	Three Months Ended
(dollars in millions)	March 31, 2023	December 31, 2022	March 31, 2022
Acquisition and integration costs	$6	$11	$8

Acquisition and integration costs incurred during the three months ended March 31, 2023 and 2022 and the three months ended December 31, 2022 were primarily related to consulting and professional fees related to the Atotech Acquisition.

Restructuring and other

	Three Months Ended
(dollars in millions)	March 31, 2023	December 31, 2022	March 31, 2022
Restructuring and other	$1	$1	$2

Restructuring and other costs during the three months ended March 31, 2023 were related to severance costs as a result of a global cost saving initiative implemented in the first quarter of 2023. Restructuring and other costs during the three months ended December 31, 2022 were primarily related to the closure of two facilities in Europe and movement of certain products to low cost regions. Restructuring and other costs during the three months ended March 31, 2022 primarily related to the closure of a facility in Europe and the then pending closure of another facility in Europe.

Amortization of intangible assets

	Three Months Ended
(dollars in millions)	March 31, 2023	December 31, 2022	March 31, 2022
Amortization of intangible assets	$81	$69	$15

For the three months ended March 31, 2023, amortization of intangible assets increased by $12 million compared to the prior quarter due to amortization of intangible assets from the Atotech Acquisition and the write-off of $9 million in MSD in-process research and development projects that were cancelled. The increase of $66 million in amortization expense for the three months ended March 31, 2023 compared to the same period in the prior year was related to amortization of intangible assets as a result of the Atotech Acquisition.

Gain on sale of long-lived assets

	Three Months Ended
(dollars in millions)	March 31, 2023	December 31, 2022	March 31, 2022
Gain on sale of long-lived assets	$—	$—	$(7)

In the three months ended March 31, 2022, we recorded a gain from the sale of a minority interest investment in a private company.

Interest expense

	Three Months Ended
(dollars in millions)	March 31, 2023	December 31, 2022	March 31, 2022
Interest expense	$85	$85	$6

For the three months ended March 31, 2023, interest expense was flat compared to the prior quarter. For the three months ended March 31, 2023, interest expense increased $79 million compared to the same period in the prior year, primarily due to borrowings on the New Term Loan Facility we entered into in connection with the Atotech Acquisition.

Other (income) expense, net

	Three Months Ended
(dollars in millions)	March 31, 2023	December 31, 2022	March 31, 2022
Other (income) expense, net	$(2)	$15	$(5)

Other (income) expense, net, for the three months ended March 31, 2023 and 2022, and the three months ended December 31, 2022, consist primarily of net foreign exchange and fair value gains and losses.

(Benefit) provision for income taxes

	Three Months Ended
(dollars in millions)	March 31, 2023	December 31, 2022	March 31, 2022
(Benefit) provision for income taxes	$(37)	$11	$28

Our effective tax rates for the three months ended March 31, 2023 and 2022 and the three months ended December 31, 2022 were 46.6%, 16.3% and 16.9%, respectively. Our $37 million tax benefit for the three months ended March 31, 2023 was primarily due to the application of the forecasted effective tax rate to the pre-tax loss for the three months ended March 31, 2023. Our effective tax rate for the three months ended March 31, 2023 was higher than the U.S. statutory tax rate mainly due to the geographic mix of income earned by our international subsidiaries being taxed at higher rates than the U.S. statutory rate, offset by the U.S. foreign tax credit and the U.S. deduction for foreign derived intangible income (“FDII”). Our effective tax rate for the three months ended December 31, 2022 was lower than the U.S. statutory tax rate mainly due to the U.S. deduction for FDII and the geographic mix of income earned by our international subsidiaries being taxed at rates lower than the U.S. statutory tax rate, offset by the U.S. global intangible low-taxed income (“GILTI”) inclusion. Our effective tax rate for the three months ended March 31, 2022 was lower than the U.S. statutory tax rate mainly due to the U.S. deduction for FDII and the geographic mix of income earned by our international subsidiaries being taxed at rates lower than the U.S. statutory tax rate, offset by the GILTI inclusion.

On a quarterly basis, we evaluate both positive and negative evidence that affects the realizability of net deferred tax assets and assess the need for a valuation allowance. The future benefit to be derived from our deferred tax assets is dependent upon our ability to generate sufficient future taxable income in each jurisdiction of the right type to realize the assets.

Our future effective tax rate depends on various factors, including the impact of tax legislation, further interpretations and guidance from U.S. federal and state governments on the impact of proposed regulations issued by the Internal Revenue Service, further interpretations and guidance from foreign governments, the geographic composition of our pre-tax income, and changes in income tax reserves for unrecognized tax benefits. We monitor these factors and timely adjust our estimates of the effective tax rate accordingly. We expect the Atotech Acquisition will continue to have an unfavorable impact on our effective tax rate as MSD operates primarily in jurisdictions with tax rates higher than the U.S. statutory tax rate. However, the geographic mix of pre-tax income can change based on multiple factors, resulting in changes to the effective tax rate in future periods. While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from our accrued positions as a result of uncertain and complex application of tax law and regulations. Additionally, the recognition and measurement of certain tax benefits include estimates and judgment by management. Accordingly, we could record additional provisions or benefits for U.S. federal, state, and foreign tax matters in future periods as new information becomes available.

Liquidity and Capital Resources

Cash and cash equivalents and short-term marketable investments at March 31, 2023 and December 31, 2022 totaled $880 million and $910 million, respectively. The primary driver in our current and anticipated future cash flows is, and we expect will continue to be, cash generated from operations, consisting primarily of our net (loss) income, excluding non-cash charges and changes in operating assets and liabilities. In periods when our sales are growing, higher sales to customers will result in increased trade receivables, and inventories will generally increase as we build products for future sales. This may result in lower cash generated from operations. Conversely, in periods when our sales are declining, our accounts receivable and inventory balances will generally decrease, resulting in increased cash from operations. We believe that our current cash and investments position and available borrowing capacity, together with the cash anticipated to be generated from our operations will be sufficient to satisfy our estimated working capital, planned capital expenditure requirements, payments of debt, and any future cash dividends declared by our Board of Directors or share repurchases through at least the next 12 months and the foreseeable future.

Net cash provided by operating activities was $37 million for the three months ended March 31, 2023, resulting from a net loss of $42 million, which included non-cash charges of $154 million, offset by a net increase in working capital of $75 million. The net increase in working capital was primarily due to increases in inventory of $96 million, a decrease in accounts payable of $55 million, a decrease of $34 million in accrued compensation resulting from the payment of variable compensation, and a decrease in income taxes payable of $49 million. This net increase in working capital was partially offset by a decrease in accounts receivable of $150 million as a result of decreased revenue caused by the ransomware event in the three months ended March 31, 2023.

Net cash used in investing activities was $17 million for the three months ended March 31, 2023, consisting of $17 million in capital expenditures.

Net cash used in financing activities was $43 million for the three months ended March 31, 2023, primarily due to $23 million of payments on our New Term Loan Facility and $15 million of dividend payments.

Holders of our common stock are entitled to receive dividends when and if they are declared by our Board of Directors. Our Board of Directors declared a cash dividend of $0.22 per share for the three months ended March 31, 2023, which totaled $15 million. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of our Board of Directors. In addition, under the terms of our New Credit Facilities, as defined and described further below, we may be restricted from paying dividends under certain circumstances.

Atotech Acquisition

On August 17, 2022, we completed the Atotech Acquisition. The total net purchase price, including cash consideration, net of cash acquired, value of MKS shares issued, repayment of Atotech debt and settlement of share-based awards totaled $5.7 billion. We funded the payment of the aggregate cash consideration with a combination of cash on hand and the proceeds from the New Term Loan Facility, as defined below. As a result of the Atotech Acquisition, we issued an aggregate of 10.7 million shares of our common stock to the former Atotech shareholders. Additional information regarding the funding of the Atotech Acquisition, the entry into the New Term Loan Facility and the New Revolving Facility and the replacement of the Prior Term Loan Facility and the Prior ABL Credit Facility, is discussed below.

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

Borrowings under the New Credit Facilities bear interest at a rate per annum equal to, at our option, any of the following, plus, in each case, an applicable margin: (a) with respect to the USD Tranche A, the USD Tranche B and the New Revolving Facility, (x) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the prime rate quoted in The Wall Street Journal, or (3) a forward-looking term rate based on the variable secured overnight financing rate (“Term SOFR”) (plus an applicable credit spread adjustment) for an interest period of one month, plus 1.00%; and (y) a Term SOFR rate (plus an applicable credit spread adjustment) for the interest period relevant to such borrowing, subject to a rate floor of (I) with respect to the USD Tranche B, 0.50% and (II) with respect to the USD Tranche A and the New Revolving Facility, 0.0%; and (b) with respect to the Euro Tranche B, a Euro Interbank Offered Rate (“EURIBOR”) rate determined by reference to the costs of funds for Euro deposits for the interest period relevant to such borrowing adjusted for certain additional costs, subject to a EURIBOR rate floor of 0.0%. The USD Tranche A was issued with original issue discount of 0.25% of the principal amount thereof. The USD Tranche B and the Euro Tranche B were issued with original issue discount of 2.00% of the principal amount thereof. The applicable margin for borrowings under the USD Tranche A is 1.50% with respect to base rate borrowings and 2.50% with respect to Term SOFR borrowings. The applicable margin for borrowings under the USD Tranche B is 1.75% with respect to base rate borrowings and 2.75% with respect to Term SOFR borrowings. The applicable margin for borrowings under the Euro Tranche B is 3.00%. The initial applicable margin for borrowings under the New Revolving Facility is 1.50% with respect to base rate borrowings and 2.50% with respect to Term SOFR borrowings. Commencing with the delivery of financial statements with respect to the first quarter ending after the closing of the New Credit Agreement, the applicable margin for borrowings under the New Revolving Facility is subject to adjustment each fiscal quarter, based on our first lien net leverage ratio as of the end of the preceding quarter.

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

We incurred $7 million of costs in connection with the New Revolving Facility, which were capitalized and included in other assets in the accompanying condensed consolidated balance sheet and are being amortized to interest expense over the estimated life of four years. As a result of our Prior ABL Credit Facility (as defined below) being terminated concurrently with our entry into the New Revolving Facility, we wrote off an immaterial amount of previously capitalized debt issuance costs.

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

The New Credit Agreement also contains customary representations and warranties, affirmative covenants and provisions relating to events of default. If an event of default occurs, the lenders under the New Credit Facilities will be entitled to take various actions, including the acceleration of amounts due under the New Credit Facilities and all actions permitted to be taken by a secured creditor. As of March 31, 2023, we were in compliance with all covenants under the New Credit Agreement.

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

As of March 31, 2023, the outstanding principal amount of the New Term Loan Facility was $5.1 billion and the weighted average interest rate was 7.3%. As of March 31, 2023, there were no borrowings under the New Revolving Facility.

Lines of Credit and Borrowing Arrangements

Certain of our Japanese subsidiaries have lines of credit and a financing facility with various financial institutions, many of which generally expire and are renewed at three-month intervals with the remaining having no expiration date. The lines of credit and financing facility provided for aggregate borrowings as of March 31, 2023 of up to an equivalent of $15 million. There were no borrowings under these arrangements at March 31, 2023 and December 31, 2022.

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

Interest Rate Agreements

We have various interest rate swap agreements as described further in Note 5 to the Notes to the Condensed Consolidated Financial Statements that exchange the variable Term SOFR rate to a fixed rate in order to manage the exposure to interest rate fluctuations associated with the variable Term SOFR rate paid on the outstanding balance of the New Term Loan Facility. We acquired USD London Interbank Offered Rate (“LIBOR”) interest rate cap agreements as a result of the Atotech Acquisition and we are utilizing these agreements to offset Term SOFR rate on our New Term Loan Facility. Our USD LIBOR based swaps and USD LIBOR based interest rate caps will convert to Term SOFR after LIBOR's termination in June 2023 according to the terms of each instrument.

Contractual Obligations

There have been no changes outside the ordinary course of business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information concerning market risk is contained in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on March 14, 2023. As of March 31, 2023, there were no material changes in our exposure to market risk from December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting as described below and in “Controls and Procedures” contained in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on March 14, 2023.

Based on its assessment, our management concluded that a material weakness existed as of December 31, 2022 which has not been remediated as of March 31, 2023. We did not maintain sufficient IT controls to prevent or detect, on a timely basis, unauthorized access to the Company’s financial reporting systems. Specifically, we did not design and maintain effective controls with regard to our financial reporting systems related to access authentication, intrusion detection and response capability, and backup and restoration such that recovery from a cybersecurity incident could be performed in a more timely manner. This material weakness did not result in a misstatement to the annual or interim consolidated financial statements previously filed or included in this Quarterly Report on Form 10-Q. However, this material weakness could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

For a description of our material legal proceedings, see Note 17 to the Notes to the Condensed Consolidated Financial Statements contained in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS.

Information regarding risk factors affecting the Company’s business is discussed in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on March 14, 2023.

ITEM 6. EXHIBITS.

Exhibit No.	Exhibit Description

+3.1 (1)	Restated Articles of Organization of the Registrant

+3.2 (2)	Articles of Amendment to Restated Articles of Organization of the Registrant, as filed with the Secretary of State of Massachusetts on May 18, 2001

+3.3 (3)	Articles of Amendment to Restated Articles of Organization of the Registrant, as filed with the Secretary of State of Massachusetts on May 16, 2002

+3.4 (4)	Amended and Restated By-Laws of the Registrant

+10.1(5)*	Form of Restricted Stock Unit Agreement for Employees under the 2022 Stock Incentive Plan for 2023

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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
(5)
Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 000-23621), filed with the Securities and Exchange Commission on March 14, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MKS INSTRUMENTS, INC.

Date: May 5, 2023	By:	/s/ Seth H. Bagshaw
Seth H. Bagshaw
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)