Form 10-Q
period 2023-06-30
MKS INSTRUMENTS INC
filed 2023-08-04
CIK 1049502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of July 31, 2023, the registrant had 66,862,788 shares of common stock outstanding.

MKS INSTRUMENTS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MKS INSTRUMENTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

(Unaudited)

ASSETS	June 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$757	$909
Short-term investments	1	1
Accounts receivable, net of allowance for doubtful accounts of $8 and $11 at June 30, 2023 and December 31, 2022, respectively	631	720
Inventories	1,036	977
Other current assets	303	187
Total current assets	2,728	2,794

Property, plant and equipment, net	777	800
Right-of-use assets, net	237	234
Goodwill	2,575	4,308
Intangible assets, net	2,728	3,173
Other assets	185	186
Total assets	$9,230	$11,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$88	$93
Accounts payable	314	426
Other current liabilities	433	433
Total current liabilities	835	952

Long-term debt, net	4,819	4,834
Non-current deferred taxes	628	783
Non-current accrued compensation	143	138
Non-current lease liabilities	217	215
Other non-current liabilities	93	90
Total liabilities	6,735	7,012
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 2 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 200 shares authorized; 66.9 and 66.6 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	2,168	2,142
Retained earnings	431	2,272
Accumulated other comprehensive (loss) income	(104)	69
Total stockholders’ equity	2,495	4,483
Total liabilities and stockholders’ equity	$9,230	$11,495

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INSTRUMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(in millions, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenues:
Products	$885	$664	$1,597	$1,312
Services	118	101	200	195
Total net revenues	1,003	765	1,797	1,507
Cost of revenues:
Products	470	377	878	737
Services	63	50	113	98
Total cost of revenues (exclusive of amortization shown separately below)	533	427	991	835
Gross profit	470	338	806	672
Research and development	75	53	147	105
Selling, general and administrative	172	101	348	193
Acquisition and integration costs	5	2	11	10
Restructuring	11	3	12	5
Amortization of intangible assets	76	15	157	30
Goodwill and intangible asset impairments	1,827	—	1,827	—
Gain on sale of long-lived assets	—	—	—	(7)
(Loss) income from operations	(1,696)	164	(1,696)	336
Interest income	(4)	(1)	(7)	(1)
Interest expense	88	7	173	13
Other expense (income), net	11	2	9	(3)
(Loss) income before income taxes	(1,791)	156	(1,871)	327
(Benefit) provision for income taxes	(22)	26	(59)	54
Net (loss) income	$(1,769)	$130	$(1,812)	$273
Other comprehensive (loss) income, net of tax:
Changes in value of financial instruments designated as cash flow hedges	$44	$8	$29	$25
Foreign currency translation adjustments	(218)	(38)	(173)	(48)
Change in net investment hedge	2	—	(13)	—
Unrecognized loss on investments	(11)	—	(11)	—
Net unrecognized pension loss	(3)	—	(5)	—
Total comprehensive (loss) income	$(1,955)	$100	$(1,985)	$250
Net (loss) income per share:
Basic	$(26.47)	$2.33	$(27.14)	$4.90
Diluted	$(26.47)	$2.32	$(27.14)	$4.89
Weighted average common shares outstanding:
Basic	66.8	55.7	66.8	55.6
Diluted	66.8	55.8	66.8	55.8

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INSTRUMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share data)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2022	66.6	$—	$2,142	$2,272	$69	$4,483
Net issuance under stock-based plans	0.1		(6)			(6)
Stock-based compensation			18			18
Cash dividend ($0.22 per common share)				(15)		(15)
Comprehensive (loss) income (net of tax):
Net loss				(42)		(42)
Other comprehensive income					13	13
Balance at March 31, 2023	66.7	—	2,154	2,215	82	4,451
Net issuance under stock-based plans	0.2		1			1
Stock-based compensation			13			13
Cash dividend ($0.22 per common share)				(15)		(15)
Comprehensive loss (net of tax):
Net loss				(1,769)		(1,769)
Other comprehensive loss					(186)	(186)
Balance at June 30, 2023	66.9	$—	$2,168	$431	$(104)	$2,495

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2021	55.5	$—	$907	$1,991	$(11)	$2,887
Net issuance under stock-based plans	0.1		(6)			(6)
Stock-based compensation			8			8
Cash dividend ($0.22 per common share)				(12)		(12)
Comprehensive income (net of tax):
Net income				143		143
Other comprehensive income					7	7
Balance at March 31, 2022	55.6	—	909	2,122	(4)	3,027
Net issuance under stock-based plans	0.1		1			1
Stock-based compensation			13			13
Cash dividend ($0.22 per common share)				(12)		(12)
Comprehensive income (loss) (net of tax):
Net income				130		130
Other comprehensive loss					(30)	(30)
Balance at June 30, 2022	55.7	$—	$923	$2,240	$(34)	$3,129

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INSTRUMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(1,812)	$273
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	208	56
Goodwill and intangible asset impairments	1,827	—
Unrealized loss on derivatives not designated as hedging instruments	20	7
Amortization of debt issuance costs and original issue discount	15	—
Gain on sale of long-lived assets	—	(7)
Stock-based compensation	31	21
Provision for excess and obsolete inventory	30	7
Deferred income taxes	(120)	(2)
Other	1	2
Changes in operating assets and liabilities
Accounts receivable	80	(53)
Inventories	(94)	(133)
Other current and non-current assets	(11)	5
Accounts payable	(108)	15
Accrued compensation	(35)	(49)
Income taxes payable	(56)	(11)
Other current and non-current liabilities	2	15
Net cash (used in) provided by operating activities	(22)	146
Cash flows from investing activities:
Purchases of investments	—	(1)
Maturities of investments	—	76
Proceeds from sale of long-lived assets	1	7
Purchases of property, plant and equipment	(35)	(83)
Net cash used in investing activities	(34)	(1)
Cash flows from financing activities:
Proceeds from borrowings	1	6
Payments of borrowings	(45)	(8)
Dividend payments	(29)	(24)
Net payments related to employee stock awards	(5)	(5)
Net cash used in financing activities	(78)	(31)
Effect of exchange rate changes on cash and cash equivalents	(18)	(15)
(Decrease) increase in cash and cash equivalents	(152)	99
Cash and cash equivalents at beginning of period	909	966
Cash and cash equivalents at end of period	$757	$1,065

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

(1)
Basis of Presentation

The terms “MKS” and the “Company” refer to MKS Instruments, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim financial data as of June 30, 2023, and for the three and six months ended June 30, 2023, are unaudited; however, in the opinion of MKS, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet presented as of December 31, 2022 has been derived from the consolidated audited financial statements as of that date. The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by United States generally accepted accounting principles (“U.S. GAAP”). The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the MKS Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission on March 14, 2023.

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

In the first and second quarters of 2022, MKS was comprised of the following three divisions: the Vacuum Solutions Division (“VSD”), the Photonics Solutions Division (“PSD”) and the Equipment Solutions Division (“ESD”). During the third quarter of 2022, MKS consolidated ESD into PSD and prior periods were recast to reflect this change. On August 17, 2022, MKS acquired Atotech Limited (“Atotech” and such transaction, the “Atotech Acquisition”) and the Atotech business became MKS’ new Materials Solutions Division (“MSD”). MKS’ reportable segments as of June 30, 2023 consist of its three divisions, VSD, PSD and MSD.

(2)
Revenue from Contracts with Customers

Contract assets as of June 30, 2023 and December 31, 2022 were $49 and $46, respectively. A roll-forward of the Company’s deferred revenue and customer advances is as follows:

	Six Months Ended
	June 30, 2023	June 30, 2022
Beginning balance, January 1(1)	$96	$40
Additions to deferred revenue and customer advances	84	91
Amount of deferred revenue and customer advances recognized in income	(93)	(78)
Ending balance, June 30(2)	$87	$53

(1)
Beginning balance as of January 1, 2023 included $94 of current deferred revenue and customer advances, and $2 of non-current deferred revenue. Beginning balance as of January 1, 2022 included $37 of current deferred revenue and customer advances, and $3 of non-current deferred revenue.
(2)
Ending balance as of June 30, 2023 included $85 of current deferred revenue and customer advances, and $2 of non-current deferred revenue. Ending balance as of June 30, 2022 included $51 of current deferred revenue and customer advances, and $2 of non-current deferred revenue.

Revenue from certain custom products, including MSD plating equipment, and revenue from certain service contracts are recorded over time. Remaining product and services revenues are recorded at a point in time.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Disaggregation of Revenue

The following tables summarize revenue from contracts with customers:

	Three Months Ended June 30, 2023
	VSD	PSD	MSD	Total
Net revenues:
Products	$365	$236	$284	$885
Services	61	43	14	118
Total net revenues	$426	$279	$298	$1,003

	Three Months Ended June 30, 2022
	VSD	PSD	MSD	Total
Net revenues:
Products	$445	$219	$—	$664
Services	62	39	—	101
Total net revenues	$507	$258	$—	$765

	Six Months Ended June 30, 2023
	VSD	PSD	MSD	Total
Net revenues:
Products	$617	$405	$575	$1,597
Services	103	70	27	200
Total net revenues	$720	$475	$602	$1,797

	Six Months Ended June 30, 2022
	VSD	PSD	MSD	Total
Net revenues:
Products	$861	$451	$—	$1,312
Services	120	75	—	195
Total net revenues	$981	$526	$—	$1,507

(3)
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

Assets and liabilities of the Company are measured at fair value on a recurring basis as of June 30, 2023 and are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$116	$116	$—	$—
Available-for-sale securities:
Time deposits and certificates of deposit	1	—	1	—
Group insurance contracts	6	—	6	—
Derivatives
Foreign exchange forward contracts	7	—	7	—
Interest rate hedges - non-current	106	—	106	—
Pension and deferred compensation plan assets	19	—	19	—
Total assets	$255	$116	$139	$—
Liabilities:
Derivatives
Foreign exchange forward contracts	$2	$—	$2	$—
Total liabilities	$2	$—	$2	$—
Reported as follows:
Assets:
Cash and cash equivalents	$116	$116	$—	$—
Short-term investments	1	—	1	—
Other current assets	7	—	7	—
Total current assets	$124	$116	$8	$—
Other assets	$131	$—	$131	$—
Liabilities:
Other current liabilities	$2	$—	$2	$—

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Assets and liabilities of the Company are measured at fair value on a recurring basis as of December 31, 2022 and are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$60	$60	$—	$—
Available-for-sale securities:
Time deposits and certificates of deposit	1	—	1	—
Group insurance contracts	6	—	6	—
Derivatives
Foreign exchange forward contracts	7	—	7	—
Interest rate hedges-non-current	104	—	104	—
Pension and deferred compensation plan assets	17	—	17	—
Total assets	$195	$60	$135	$—
Liabilities:
Derivatives
Foreign exchange forward contracts	$8	$—	$8	$—
Total liabilities	$8	$—	$8	$—
Reported as follows:
Assets:
Cash and cash equivalents	$60	$60	$—	$—
Short-term investments	1	—	1	—
Other current assets	8	—	8	—
Total current assets	$69	$60	$9	$—
Other assets	$126	$—	$126	$—
Liabilities:
Other current liabilities	$8	$—	$8	$—

Other Fair Value Disclosures

The estimated carrying value and fair value of the Company’s debt as of June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Outstanding debt	$5,086	$5,073	$5,122	$5,071

The estimated carrying value and fair value of the Company’s debt was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy.

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
(4)
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

The following tables summarize the primary net hedging positions and fair values of foreign exchange forward contracts outstanding as of June 30, 2023 and December 31, 2022:

	June 30, 2023
Currency Hedged (Buy/Sell)	Net Notional Value	Fair Value Asset
U.S. dollar/Japanese yen	$28	$4
U.S. dollar/South Korean won	27	—
U.S. dollar/Taiwan dollar	31	1
U.S. dollar/Singapore dollar	1	—
U.S. dollar/Chinese renminbi	11	—
Euro/U.S. dollar	52	—
Euro/Chinese renminbi	36	—
Euro/Turkish lira	1	—
U.K. pound sterling/U.S. dollar	24	—
Total	$211	$5

	December 31, 2022
Currency Hedged (Buy/Sell)	Net Notional Value	Fair Value (Liability) Asset
U.S. dollar/Japanese yen	$57	$—
U.S. dollar/South Korean won	75	(4)
U.S. dollar/Taiwan dollar	33	1
U.S. dollar/U.K. pound sterling	7	—
U.S. dollar/Singapore dollar	1	—
U.S. dollar/Chinese renminbi	9	—
Euro/U.S. dollar	485	1
Euro/Chinese renminbi	31	1
U.K. pound sterling/euro	4	—
Total	$702	$(1)

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The following table summarizes the net (losses) gains on derivatives designated as cash flow hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Foreign exchange forward contracts:
Net gains (losses) recognized in accumulated OCI	$2	$8	$(13)	$26
Net (losses) gains reclassified from accumulated OCI into income	$(1)	$3	$(2)	$4

The net amount of existing losses as of June 30, 2023 expected to be reclassified from OCI into earnings within the next 12 months is immaterial.

Net Investment Hedge

During the six months ended June 30, 2023, the Company designated a euro net investment hedge to offset the foreign exchange exposure of the Euro Tranche B, as defined and described further in Note 8. As a result, any mark-to-market foreign exchange impact of the Euro Tranche B is recorded in OCI.

Interest Rate Agreements

The Company has various interest rate swap agreements that exchange a forward-looking term rate based on the variable secured overnight financing rate (“Term SOFR”) paid on the outstanding balance of its New Term Loan Facility, as defined and further described in Note 8, to a fixed rate. The Company acquired USD London Interbank Offered Rate (“LIBOR”) interest rate cap agreements as a result of the Atotech Acquisition and had utilized these agreements to offset Term SOFR on its New Term Loan Facility. Effective June 30, 2023, the Company’s USD LIBOR based interest rate caps were converted to Term SOFR. The Company also had two USD LIBOR based swaps that were converted to Term SOFR, effective June 30, 2023. The conversions from USD LIBOR to Term SOFR did not have a material impact on the Company’s results of operations.

The following table summarizes the terms and fair values of interest rate swaps and interest rate caps outstanding at June 30, 2023 and December 31, 2022:

					June 30, 2023	December 31, 2022
Effective Date	Maturity	Fixed Rate	Notional Amount at Effective Date	Notional Amount at June 30, 2023	Fair Value Asset	Fair Value Asset
Interest Rate Swaps
April 5, 2019	March 31, 2023	2.309%	$300	$—	$—	$1
June 30, 2023	February 28, 2025	0.391%	200	200	15	16
June 30, 2023	February 28, 2025	0.543%	300	300	21	22
September 30, 2022	September 30, 2026	3.156%	350	350	12	8
January 2, 2024	January 31, 2028	2.841%	250	—	8	5
September 30, 2022	September 30, 2027	3.198%	350	350	11	8
January 2, 2024	January 31, 2029	2.986%	250	—	7	4
September 30, 2022	September 30, 2026	3.358%	600	600	14	10
			2,600	1,800	88	74
Interest Rate Caps
June 30, 2023	January 31, 2024	0.805%	350	350	9	15
June 30, 2023	January 31, 2024	0.805%	350	350	9	15
			700	700	18	30
		Total	$3,300	$2,500	$106	$104

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The interest rate swaps are recorded at fair value on the balance sheet and changes in the fair value are recognized in OCI. To the extent these arrangements are no longer effective hedges, the hedging relationship will be discontinued and changes in the fair value of the hedging instruments from the last assessment period that were effective up to the current period will be recorded immediately in earnings. Amounts previously recorded in OCI will remain in OCI and will be reclassified to earnings when the interest payments impact consolidated earnings. If the Company determines that the interest payments are unlikely to occur, amounts previously recorded in OCI will be reclassified to earnings immediately. Changes in the fair value of interest rate caps are recorded immediately in earnings, as the Company has not designated these instruments as hedges and therefore these instruments do not qualify for hedge accounting.

The following table summarizes the gains on derivatives not designated as hedging instruments, consisting of balance sheet hedges and interest rate caps:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net gains recognized in income	$6	$1	$16	$7

Currency Option Agreements

In connection with financing the Atotech Acquisition, the Company issued euro denominated term loan debt. In anticipation of entering into these euro denominated loans, the Company purchased foreign currency option contracts in 2021 to fix the conversion of 300 euros into U.S. dollars. The options settled on January 31, 2022 and the Company recorded a gain of $5, net of premiums in 2022, which is included in other expense (income), net.

(5)
Inventories

Inventories consist of the following:

	June 30, 2023	December 31, 2022
Raw materials	$755	$689
Work-in-process	109	115
Finished goods	172	173
Total	$1,036	$977

(6)
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

On the Effective Date, pursuant to the Scheme and in accordance with the terms and conditions of the Implementation Agreement, Bidco acquired each issued and outstanding ordinary share of Atotech in exchange for per share consideration of $16.20 in cash and 0.0552 of a share of Company common stock. The Company funded the payment of the aggregate cash consideration with a combination of cash on hand and the proceeds from the New Term Loan Facility, as defined in Note 8.

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

Under the acquisition method of accounting, the total purchase price was allocated to the estimated acquired tangible and intangible assets and assumed liabilities of Atotech based on their fair values as of the Effective Date, except for contract assets and liabilities, which remain at book value in accordance with Accounting Standards Codification Topic 606. Any excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed was allocated to goodwill and none of this goodwill or intangible assets will be deductible for tax purposes. The Company believes the amount of goodwill relative to identifiable intangible assets relates to several factors, including (1) broadening its position in key electronics and industrial markets to offer complementary solutions, and (2) leveraging component and systems expertise to provide robust solutions to meet its customers’ evolving technology needs.

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The preliminary valuations were based on the information that was available through the filing date of this Quarterly Report on Form 10-Q that existed as of the Effective Date and the expectations and assumptions that have been deemed reasonable by the Company’s management. The size and breadth of the Atotech Acquisition will necessitate the use of this one-year measurement period to adequately analyze and assess a number of the factors used in establishing the fair value of certain tangible and intangible assets acquired and liabilities assumed as of the Effective Date and the related tax impacts of any changes made. The Company is still evaluating the legal entity allocation and related tax impacts of the assets acquired and liabilities assumed. Any potential adjustments made could be material in relation to the preliminary values presented.

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

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Total net revenues	$1,123	$2,223
Net income	$69	$174

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
(7)
Goodwill and Intangible Assets

Goodwill

The Company’s methodology for allocating the purchase price of an acquisition is determined through established and generally accepted valuation techniques. Goodwill is measured as the excess of the cost of the acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. The Company assigns assets acquired (including goodwill) and liabilities assumed to one or more reporting units as of the date of acquisition. If the

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

products obtained in an acquisition are assigned to multiple reporting units, the goodwill is distributed to the respective reporting units as part of the purchase price allocation process.

Goodwill and intangible assets with indefinite useful lives are not amortized but are reviewed for impairment annually during the fourth quarter of each fiscal year or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. To measure impairment, the Company compares the fair value of the reporting unit to its carrying amount, which includes goodwill. If the fair value of the reporting unit exceeds the carrying value of the reporting unit, no impairment exists. If the fair value of the reporting unit is less than the carrying value of the reporting unit, a goodwill impairment is recorded.

Amortizable intangible assets and other long-lived assets are also subject to an impairment test if there is an indicator of impairment. When the Company determines that the carrying value of intangible assets or other long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, the Company uses the projected undiscounted cash flow method to determine whether an impairment exists, and then measures the impairment using discounted cash flows.

The process of evaluating the potential impairment of goodwill, intangible assets and other long-lived assets requires significant judgment. The Company regularly monitors current business conditions and other factors, including, but not limited to, adverse industry or economic trends, restructuring actions and lower projections of profitability that may impact future operating results.

During the quarter ended June 30, 2023, the Company noted softer industry demand, particularly in the personal computer and smartphone markets, and concluded there was a triggering event at each of its electronics and general metal finishing reporting units, which together constitute MSD, and the equipment solutions reporting unit of PSD. For MSD, the Company concluded information on the softening of industry demand as of the filing date of this Quarterly Report on Form 10-Q did not exist as of the Effective Date.

For each of the three reporting units, the Company performed a quantitative assessment of goodwill using an equal weighting of the income approach and market approach. The income approach was based upon projected future cash flows that were discounted to present value and an assumed terminal growth rate. The key underlying assumptions included forecasted revenues, which incorporated external market data, gross profit and operating expenses, as well as an applicable discount rate for each reporting unit. The market approach for each of the three reporting units incorporated observed multiples of guideline public companies. The market approach for the electronics and general metal finishing reporting units also incorporated multiples from guideline transactions.

Fair value estimates are based on complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions that have been deemed reasonable by the Company's management. There are inherent uncertainties and management judgment required in these determinations.

This quantitative assessment resulted in the following:

Reporting Unit	Goodwill Impairment	Remaining Goodwill
Electronics	$826	$1,420
General Metal Finishing	428	307
Equipment Solutions	372	100

In addition, the Company used an income approach to determine the fair value of the long-lived and indefinite lived intangible assets within these reporting units (Level 3 within the fair value hierachy). These valuations resulted in a $20 fair value and $152 impairment of completed technology within the equipment solutions reporting unit and a $72 fair value and $49 impairment of IPR&D within the electronics reporting unit. After evaluating forecast updates and carrying values, the Company did not identify impairments at any other of its reporting units.

For the completed technology valuation within the equipment solutions division, the forecasted future undiscounted cash flows were consistent with the Company’s goodwill analysis, using an approximate 7 year useful life, an 8% weighted-average forecasted revenue growth rate, and a discount rate of 13.5%. For the IPR&D intangible asset within the electronics reporting unit, the forecasted undiscounted future cash flows utilized were consistent with the Company’s goodwill analysis, with estimated time to complete in-process projects of up to 2 years, and a discount rate of 12.5%.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The changes in the carrying amount of goodwill and accumulated impairment loss during the six months ended June 30, 2023 were as follows:

	Gross Carrying Amount	Accumulated Impairment Loss	Net
Beginning balance, January 1	$4,454	$(146)	$4,308
Impairment charge	—	(1,626)	(1,626)
Foreign currency translation	(107)	—	(107)
Ending balance, June 30	$4,347	$(1,772)	$2,575

Intangible Assets

The Company’s intangible assets are comprised of the following:

As of June 30, 2023:	Gross	Accumulated Impairment Charges	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology	$1,212	$(152)	$(356)	$(17)	$687
Customer relationships	2,072	(1)	(264)	(45)	1,762
Patents, trademarks, trade names and other	437	(49)	(101)	(8)	279
	$3,721	$(202)	$(721)	$(70)	$2,728

During the six months ended June 30, 2023, $61 of IPR&D included within patents, trademarks, trade names, and other was reclassified into completed technology. During the six months ended June 30, 2023, $9 of IPR&D was written off to amortization expense as certain projects were cancelled.

As of December 31, 2022:	Gross	Accumulated Impairment Charges	Accumulated Amortization Charges	Foreign Currency Translation	Net
Completed technology	$1,151	$—	$(303)	$4	$852
Customer relationships	2,072	(1)	(190)	11	1,892
Patents, trademarks, trade names and other	498	—	(71)	2	429
	$3,721	$(1)	$(564)	$17	$3,173

Aggregate amortization expense related to acquired intangible assets for the six months ended June 30, 2023 and 2022 was $157 and $30, respectively. The increase in amortization of intangible assets was a result of increased amortization related to acquired intangible assets from the Atotech Acquisition. Aggregate net amortization expense related to acquired intangible assets for future years is as follows:

Year	Amount
2023 (remaining)	$128
2024	226
2025	225
2026	222
2027	220
2028	220
Thereafter	1,364

The Company excluded from the above table intangible assets of $56 of indefinite-lived trademarks and trade names, and $67 of IPR&D, which were not subject to amortization.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

(8)
Debt

The Company’s outstanding debt is as follows:

	June 30, 2023	December 31, 2022
Short-term debt:
New Term Loan Facility	$88	$93
Long-term debt, net:
New Term Loan Facility	$4,819	$4,834

Long-term debt is net of deferred financing fees, original issuance discount and repricing fees in the aggregate amount of $179 and $195 as of June 30, 2023 and December 31, 2022, respectively.

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

Borrowings under the New Credit Facilities bear interest at a rate per annum equal to, at the Company’s option, any of the following, plus, in each case, an applicable margin: (a) with respect to the USD Tranche A, the USD Tranche B and the New Revolving Facility, (x) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the prime rate quoted in The Wall Street Journal, or (3) a forward-looking term rate based on Term SOFR (plus an applicable credit spread adjustment) for an interest period of one month, plus 1.00%; and (y) a Term SOFR rate (plus an applicable credit spread adjustment) for the interest period relevant to such borrowing, subject to a rate floor of (I) with respect to the USD Tranche B, 0.50% and (II) with respect to the USD Tranche A and the New Revolving Facility, 0.0%; and (b) with respect to the Euro Tranche B, a Euro Interbank Offered Rate (“EURIBOR”) rate determined by reference to the costs of funds for Euro deposits for the interest period relevant to such borrowing adjusted for certain additional costs, subject to a EURIBOR rate floor of 0.0%. The USD Tranche A was issued with original issue discount of 0.25% of the principal amount thereof. The USD Tranche B and the Euro Tranche B were issued with original issue discount of 2.00% of the principal amount thereof. The applicable margin for borrowings under the USD Tranche A is 1.50% with respect to base rate borrowings and 2.50% with respect to Term SOFR borrowings. The applicable margin for borrowings under the USD Tranche B is 1.75% with respect to base rate borrowings and 2.75% with respect to Term SOFR borrowings. The applicable margin for borrowings under the Euro Tranche B is 3.00%. The applicable margin for borrowings under the New Revolving Facility is 1.50% with respect to base rate borrowings and 2.50% with respect to Term SOFR borrowings.

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

The New Credit Agreement also contains customary representations and warranties, affirmative covenants and provisions relating to events of default. If an event of default occurs, the lenders under the New Credit Facilities will be entitled to take various actions, including the acceleration of amounts due under the New Credit Facilities and all actions permitted to be

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

taken by a secured creditor. As of June 30, 2023, the Company was in compliance with all covenants under the New Credit Agreement.

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

As of June 30, 2023, the outstanding principal amount of the New Term Loan Facility was $5,086 and the weighted average interest rate was 7.7%. As of June 30, 2023, there were no borrowings under the New Revolving Facility.

Lines of Credit and Borrowing Arrangements

Certain of the Company’s Japanese subsidiaries have lines of credit and a financing facility with various financial institutions, many of which generally expire and are renewed at three-month intervals with the remaining having no expiration date. The lines of credit and financing facility provided for aggregate borrowings as of June 30, 2023 of up to an equivalent of $14. There were no borrowings outstanding under these arrangements at June 30, 2023 and December 31, 2022.

Contractual maturities of the Company’s debt obligations as of June 30, 2023 are as follows:

Year	Amount
2023 (remaining)	$44
2024	93
2025	110
2026	116
2027	695
2028	43
Thereafter	3,985

(9)
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

Product warranty activities were as follows:

	Six Months Ended June 30,
	2023	2022
Beginning of period	$27	$21
Provision for product warranties	4	12
Charges to warranty liability	(8)	(14)
End of period	$23	$19

As of June 30, 2023, short-term product warranties of $17 and long-term product warranties of $6 were included within other current liabilities and other non-current liabilities, respectively, within the accompanying condensed consolidated balance

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

sheet. As of June 30, 2022, short-term product warranties of $18 and long-term product warranties of $1 were included within other current liabilities and other non-current liabilities, respectively, within the accompanying condensed consolidated balance sheet.

(10)
Other Current Liabilities

Other current liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Accrued compensation and other employee-related obligations	$131	$162
Deferred revenue and customer advances	85	94
Income taxes payable	79	51
Lease liabilities	28	26
Other	110	100
Total other current liabilities	$433	$433

(11)
Income Taxes

The Company’s effective tax rates for the three and six months ended June 30, 2023 were 1.2% and 3.2%, respectively. The goodwill impairment relating to the electronics and general metal finishing reporting units of MSD and the equipment solutions reporting unit of PSD was considered non-deductible goodwill for tax purposes and therefore no tax benefit was recorded related to the goodwill impairment. The tax effect of the impairment of the intangible assets was discretely recorded in its entirety during the three months ended June 30, 2023. The Company’s tax benefit of $22 for the three months ended June 30, 2023 and $59 for the six months ended June 30, 2023, was primarily due to the loss from operations and impairment of intangible assets for these periods. The Company’s effective tax rate for the three and six months ended June 30, 2023 was lower than the U.S. statutory tax rate primarily due to the tax benefit related to the impairment of intangible assets.

The Company's effective tax rates for the three and six months ended June 30, 2022 were 17.0% and 16.6%, respectively. The Company's effective tax rates for the three and six months ended June 30, 2022 were lower than the U.S. statutory tax rate mainly due to the U.S. deduction for foreign derived intangible income and the geographic mix of income earned by the Company's international subsidiaries being taxed at rates lower than the U.S. statutory tax rate, offset by the U.S. global intangible low-taxed income inclusion.

(12)
Net (Loss) Income Per Share

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net (loss) income	$(1,769)	$130	$(1,812)	$273
Denominator:
Shares used in net (loss) income per common share – basic	66.8	55.7	66.8	55.6
Effect of dilutive securities	—	0.1	—	0.2
Shares used in net (loss) income per common share – diluted	66.8	55.8	66.8	55.8
Net (loss) income per common share:
Basic	$(26.47)	$2.33	$(27.14)	$4.90
Diluted	$(26.47)	$2.32	$(27.14)	$4.89

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

For the three and six months ended June 30, 2022, the Company had an immaterial quantity of RSUs that were antidilutive and were excluded from the computation of diluted weighted-average shares.

(13)
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

The total stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive (loss) income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues	$2	$2	$3	$3
Research and development	2	2	3	3
Selling, general and administrative	9	9	25	15
Total stock-based compensation expense	$13	$13	$31	$21

At June 30, 2023, the total compensation expense related to unvested stock-based awards granted to employees and directors under the Plans that had not been recognized was $65. The Company determines the fair value of RSUs based on the closing market price of the Company’s common stock on the date of the award and estimates the fair value of employee stock purchase plan rights using the Black-Scholes valuation model. Such values are recognized as expense on a straight-line basis for time-based awards and using the accelerated graded vesting method for performance-based awards, both over the requisite service periods.

The following table presents the activity for RSUs under the Plans:

	Six Months Ended June 30, 2023
	Quantity	Weighted Average Grant Date Fair Value Per Share
RSUs – beginning of period	0.8	$118.96
Granted	0.7	$87.09
Vested or forfeited	(0.4)	$119.30
RSUs – end of period	1.1	$98.84

(14)
Stockholders’ Equity

Share Repurchase Program

On July 25, 2011, the Company’s Board of Directors approved a share repurchase program for the repurchase of up to an aggregate of $200 of its outstanding common stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means. The timing and quantity of any shares repurchased depends upon a variety of factors, including business conditions, stock market conditions and business development activities, including, but not limited to, merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice. The Company has repurchased approximately 2.6 shares of common stock for approximately $127

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

pursuant to the program since its adoption. During the three and six months ended June 30, 2023 and 2022, there were no repurchases of common stock. Under the New Credit Facilities, the Company may be restricted from repurchasing its common stock under certain circumstances.

Cash Dividends

Holders of the Company’s common stock are entitled to receive dividends when they are declared by the Company’s Board of Directors. During each of the first and second quarters of 2023 and 2022, the Company’s Board of Directors declared a cash dividend of $0.22 per share, which totaled $29 and $24 for the six months ended June 30, 2023 and 2022, respectively. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of the Company’s Board of Directors. In addition, under the New Credit Facilities, the Company may be restricted from paying dividends under certain circumstances.

(15)
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

The following table sets forth net revenues by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Vacuum Solutions Division	$426	$507	$720	$981
Photonics Solutions Division	279	258	475	526
Materials Solutions Division	298	—	602	—
	$1,003	$765	$1,797	$1,507

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The following table reconciles gross profit by reportable segment to net (loss) income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gross profit by reportable segment:
Vacuum Solutions Division	$193	$219	$301	$425
Photonics Solutions Division	128	119	209	247
Materials Solutions Division	149	—	296	—
Total gross profit by reportable segment	470	338	806	672
Operating expenses:
Research and development	75	53	147	105
Selling, general and administrative	172	101	348	193
Acquisition and integration costs	5	2	11	10
Restructuring	11	3	12	5
Amortization of intangible assets	76	15	157	30
Goodwill and intangible asset impairments	1,827	—	1,827	—
Gain on sale of long-lived assets	—	—	—	(7)
(Loss) income from operations	(1,696)	164	(1,696)	336
Interest income	(4)	(1)	(7)	(1)
Interest expense	88	7	173	13
Other expense (income), net	11	2	9	(3)
(Loss) income before income taxes	(1,791)	156	(1,871)	327
(Benefit) provision for income taxes	(22)	26	(59)	54
Net (loss) income	$(1,769)	$130	$(1,812)	$273

Interest income, interest expense and income tax (benefit) expense are not presented by reportable segment because the necessary information is not classified within the segments nor used by the CODM.

The following table sets forth segment assets by reportable segment:

June 30, 2023	Accounts receivable, net	Inventories	Total
Vacuum Solutions Division	$258	$541	$799
Photonics Solutions Division	266	317	583
Materials Solutions Division	286	178	464
Corporate, Eliminations & Other	(179)	—	(179)
Total segment assets	$631	$1,036	$1,667

December 31, 2022	Accounts receivable, net	Inventories	Total
Vacuum Solutions Division	$307	$491	$798
Photonics Solutions Division	210	296	506
Materials Solutions Division	298	190	488
Corporate, Eliminations & Other	(95)	—	(95)
Total segment assets	$720	$977	$1,697

The following table reconciles segment assets to total assets:

	June 30, 2023	December 31, 2022
Total segment assets	$1,667	$1,697
Cash and cash equivalents and short-term investments	758	910
Other current assets	303	187
Property, plant and equipment, net	777	800
Right-of-use assets, net	237	234
Goodwill and intangible assets, net	5,303	7,481
Other assets	185	186
Total assets	$9,230	$11,495

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

	Three Months Ended June 30,		Six Months Ended June 30,
Net revenues:	2023	2022	2023	2022
United States	$366	$347	$620	$690
China	175	82	322	149
South Korea	87	95	161	178
Germany	65	38	138	76
Other	310	203	556	414
	$1,003	$765	$1,797	$1,507

Long-lived assets include property, plant and equipment, net, right-of-use assets, net and certain other assets, and exclude goodwill, intangible assets and long-term tax-related accounts.

Long-lived assets:	June 30, 2023	December 31, 2022
United States	$515	$508
Germany	155	160
China	159	175
Other	338	343
	$1,167	$1,186

Goodwill associated with each of the Company’s reportable segments is as follows:

	VSD	PSD	MSD	Total
Reportable segment:
Gross goodwill, at December 31, 2022	$336	$1,031	$3,087	$4,454
Foreign currency translation	(1)	(1)	(105)	(107)
Gross goodwill, at June 30, 2023	335	1,030	2,982	4,347

Accumulated goodwill impairment, at December 31, 2022	(141)	(5)	—	(146)
Impairment charge	—	(372)	(1,254)	(1,626)
Accumulated goodwill impairment, at June 30, 2023	(141)	(377)	(1,254)	(1,772)

Goodwill, net of accumulated impairment and foreign currency translation, at June 30, 2023	$194	$653	$1,728	$2,575

(16)
Restructuring

The Company recorded restructuring charges of $11 and $12 during the three and six months ended June 30, 2023, respectively, primarily related to severance costs due to global cost-saving initiatives implemented in each of the first and second quarters of 2023. The Company recorded restructuring charges of $3 and $5 during the three and six months ended June 30, 2022, respectively, primarily related to severance costs due to a global cost-saving initiative and the closure of two facilities in Europe.

Restructuring activities were as follows:

	Six Months Ended June 30,
	2023	2022

Restructuring accrual beginning of period	$3	$3
Charged to expense	12	5
Payments and adjustments	(6)	(6)
Restructuring accrual end of period	$9	$2

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

Among the important factors that could cause actual events to differ materially from those in the forward-looking statements that we make are the need to generate sufficient cash flows to service and repay the substantial indebtedness we incurred in connection with our acquisition of Atotech Limited (“Atotech” and such transaction, the “Atotech Acquisition”), which we completed in August 2022; the terms of our existing credit facilities under which we incurred such debt; our entry into the chemicals technology business through the Atotech Acquisition, in which we do not have experience and which may expose us to significant additional liabilities; the risk that we are unable to integrate the Atotech Acquisition successfully or realize the anticipated synergies, cost savings and other benefits of the Atotech Acquisition; the ongoing assessment of the ransomware event we identified on February 3, 2023, including legal, reputational, financial and contractual risks resulting from the incident, and other risks related to cybersecurity, data privacy and intellectual property; competition from larger, more advanced or more established companies in our markets; the ability to successfully grow our business and the businesses of Atotech and Electro Scientific Industries, Inc., which we acquired in February 2019 and financial risks associated with those and potential future acquisitions, including goodwill and intangible asset impairments; manufacturing and sourcing risks, including those associated with limited and sole source suppliers and the impact and duration of supply chain disruptions, component shortages, and price increases; changes in global demand and the impact of COVID-19 or any other pandemic, including with respect to such supply chain disruptions, component shortages and price increases; risks associated with doing business internationally, including trade compliance, regulatory restrictions on our products, components or markets, particularly the semiconductor market, and unfavorable currency exchange and tax rate fluctuations, which risks become more significant as we grow our business internationally and in China specifically; conditions affecting the markets in which we operate, including fluctuations in capital spending in the semiconductor, electronics manufacturing and automotive industries, and fluctuations in sales to our major customers or disruptions or delays from third-party service providers upon which our operations may rely; the ability to anticipate and meet customer demand; the challenges, risks and costs involved with integrating or transitioning local and international operations of the companies we have acquired; risks associated with the attraction and retention of key personnel; potential fluctuations in quarterly results; dependence on new product development; rapid technological and market change; acquisition strategy; volatility of stock price; risks associated with chemical manufacturing and environmental regulation compliance; risks related to defective products; financial and legal risk management; and the other important factors described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2023. We are under no obligation to, and expressly disclaim any obligation to, update or alter these forward-looking statements, whether as a result of new information, future events or otherwise, even if subsequent events cause our views to change.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations describes principal factors affecting the results of operations, financial condition and liquidity, as well as our critical accounting policies and estimates that require significant judgment and thus have the most significant potential impact on our condensed consolidated financial statements. This section provides an analysis of our financial results for the three months ended June 30, 2023 compared to the three months ended March 31, 2023, and the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

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

Based on our investigation, we concluded ransomware actors encrypted certain of our systems by deploying malware. This incident required us to temporarily suspend operations at certain of our facilities and had a material impact in the first quarter of 2023 on our ability to process orders, ship products and provide service to our Vacuum Solutions Division (“VSD”) and Photonics Solutions Division (“PSD”) customers. As a result of our inability to fulfill orders, we estimated the ransomware event negatively impacted our revenue in the first quarter of 2023 by approximately $160 million. We recovered approximately $120 million of the $160 million in the second quarter of 2023 as we shipped orders that were delayed during the first quarter. Please see “—Markets—Semiconductor Market,” “—Markets—Electronics and Packaging Market” and “—Markets—Specialty Industrial” for a discussion of the estimated impact of the ransomware event on our revenue by end market in the second quarter of 2023. As we have already shipped most of the orders that were delayed as a result of the ransomware event, we do not expect the ransomware event to have a material impact on our revenue in the second half of 2023. The incident did not impact the operations of our Materials Solutions Division (“MSD”).

We engaged security specialists to assist in the review, assessment and remediation of our IT controls and strengthened access requirements and unauthorized access detection. We are also implementing procedures to facilitate more timely restoration of our financial reporting systems.

As a result of the ransomware event, we incurred approximately $4 million and $7 million of net costs in the first and second quarters of 2023, respectively. These costs were primarily comprised of various third-party consulting services, including forensic experts, restoration experts, legal counsel, and other IT and accounting professional expenses, enhancements to our cybersecurity measures, costs to restore our systems and access our data, and employee-related expenses, including with respect to increased overtime. We expect to continue to incur these and other costs related to this incident in the future. As a result of the incident, we may be subject to subsequent investigations, claims or actions, in addition to other costs, fines, penalties, or other obligations related to impacted data, whether or not such data is misused. In addition, we are subject to class action lawsuits arising from this ransomware event. We are unable to predict at this time the potential timing and outcome of these claims and whether we may be subject to further private litigation or inquiries and proceedings by various government agencies, law enforcement and other governmental authorities. For additional information on the risks we face related to this incident and other cybersecurity incidents, refer to “Risk Factors—Risks Related to Cybersecurity, Data Privacy and Intellectual Property Protection” and “Risk Factors—Legal, Tax, Regulatory and Compliance Risks” in Part I, Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2023.

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

For further information about our critical accounting policies, please see the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2022 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting — Policies and Estimates.”

Segments

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

Markets

Net Revenues by End Market

	Three Months Ended				Six Months Ended
(dollars in millions)	June 30, 2023	% Total	March 31, 2023	% Total	June 30, 2023	% Total	June 30, 2022	% Total
Semiconductor	$441	44%	$309	39%	$750	42%	$1,003	67%
Electronics and Packaging	225	22%	222	28%	447	25%	109	7%
Specialty Industrial	337	34%	263	33%	600	33%	395	26%
Total net revenues	$1,003	100%	$794	100%	$1,797	100%	$1,507	100%

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

For the three months ended June 30, 2023, net revenues in our semiconductor market increased by $132 million or 43%, compared to the prior quarter. We estimate the ransomware event positively impacted our semiconductor market revenue for the three months ended June 30, 2023, as we estimate we recovered approximately $90 million of approximately $110 million in delayed orders from the three months ended March 31, 2023 as a result of the ransomware event. The remaining delayed orders are expected to be substantially fulfilled in the third quarter of 2023.

For the six months ended June 30, 2023, net revenues in our semiconductor market decreased $253 million, or 25% compared to the same period in the prior year primarily due to softened demand for semiconductor capital equipment, partially the result of negative macroeconomic conditions.

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

Electronics and Packaging Market

MKS is a foundational solutions provider for the electronics and packaging market. Our portfolio includes photonics components, laser drilling systems, electronics chemistries and plating equipment that are critical for the manufacturing of PCBs and package substrates, as well as in wafer level packaging (“WLP”) applications. Similar to the semiconductor industry, the PCB, package substrate and WLP industries demand smaller features, greater density, and better performance. We characterize our complementary offering of laser systems and chemistry solutions as Optimize the Interconnect, to reflect the unique technology enablement we provide at the Interconnect level within PCBs, package substrates and WLPs. This end market also includes our vacuum and photonics solutions for display manufacturing applications.

For the three months ended June 30, 2023, net revenues in our electronics and packaging market increased by $3 million, or 1%, compared to the prior quarter. The increase was primarily related to an increase in demand for electronic components, which we report in PSD, offset by a decrease in demand for chemistry solutions and plating equipment, which we report in MSD, due to a decline in end market demand for electronics, such as personal computers and smartphones.

For the six months ended June 30, 2023, net revenues in our electronics and packaging market increased by $338 million, or 310%, compared to the same period in the prior year. This increase was mainly driven by the Atotech Acquisition, partially offset by decreased demand for flexible PCB via drilling systems, as a result of softened demand for electronics, such as personal computers and smartphones. We estimate the impact of the ransomware event on our electronics and packaging market was nominal.

Specialty Industrial Market

MKS’ strategy in the specialty industrial market is to leverage our domain expertise and proprietary technologies across a broad array of applications in industrial technologies, life and health sciences, and research and defense markets.

Industrial Technologies

Industrial technologies encompass a wide range of diverse applications, including chemistries for functional coatings, surface finishing and wear resistance in the automobile industry, vacuum solutions for synthetic diamond manufacturing and photonics for solar manufacturing. Other applications include, but are not limited to, vacuum and photonics solutions for light emitting diode and laser diode manufacturing.

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

For the three months ended June 30, 2023, net revenues in our specialty industrial market increased by $74 million, or 28%, compared to the prior quarter. We estimate the effects of the ransomware event positively impacted our specialty industrial market revenue for the three months ended June 30, 2023 as we estimate we fulfilled approximately $30 million of the $45 million in delayed orders from the three months ended March 31, 2023 as a result of the ransomware event. Substantially all of the remaining orders that were delayed during the first quarter of 2023 are expected to be fulfilled in the second half of 2023.

For the six months ended June 30, 2023, net revenues in our specialty industrial market increased by $205 million, or 52%, compared to the same period in the prior year. This increase was mainly driven by net revenues of $235 million from the Atotech Acquisition which closed in the third quarter of 2022, partially offset by decreases of $16 million at PSD and $14 million at VSD.

International Markets

A significant portion of our net revenues is from sales to customers in international markets. For the six months ended June 30, 2023 and 2022, international revenues accounted for approximately 65% and 54%, respectively, of our total net revenues. The increase in the percentage of international revenues is attributable to the Atotech Acquisition. A significant portion of our international net revenues was from China, South Korea and Germany. We expect international net revenues will continue to account for a significant percentage of total net revenues for the foreseeable future.

Long-lived assets located outside of the United States accounted for approximately 56% and 57% of our total long-lived assets as of June 30, 2023 and December 31, 2022, respectively. Long-lived assets include property, plant and equipment, net, right-of-use assets, net and certain other assets and exclude goodwill, intangible assets and long-term tax-related accounts.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total net revenues of certain line items included in our condensed consolidated statements of operations and comprehensive (loss) income data:

	Three Months Ended		Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Net revenues:
Products	88.2%	89.7%	88.9%	87.1%
Services	11.8	10.3	11.1	12.9
Total net revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product revenues	46.9	51.4	48.9	48.9
Cost of service revenues	6.3	6.3	6.3	6.5
Total cost of revenues (exclusive of amortization shown separately below)	53.1	57.8	55.2	55.4
Gross profit	46.9	42.2	44.8	44.6
Research and development	7.5	9.0	8.2	7.0
Selling, general and administrative	17.1	22.0	19.4	12.8
Acquisition and integration costs	0.5	0.7	0.6	0.7
Restructuring and other	1.1	0.1	0.7	0.3
Amortization of intangible assets	7.6	10.3	8.7	2.0
Goodwill and intangible asset impairments	182.2	—	101.7	—
Gain on sale of long-lived assets	—	—	-	(0.5)
(Loss) income from operations	(169.1)	0.1	(94.5)	22.3
Interest income	(0.4)	(0.3)	(0.4)	(0.1)
Interest expense	8.8	10.7	9.6	0.9
Other expense (income), net	1.1	(0.2)	0.5	(0.2)
(Loss) income before income taxes	(178.6)	(10.2)	(104.2)	21.7
(Benefit) provision for income taxes	(2.2)	(4.7)	(3.3)	3.6
Net (loss) income	(176.4%)	(5.2%)	(100.9%)	18.1%

Net revenues

	Three Months Ended		Six Months Ended
(dollars in millions)	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Products	$885	$712	$1,597	$1,312
Services	118	82	200	195
Total net revenues	$1,003	$794	$1,797	$1,507

For the three months ended June 30, 2023, net product revenues increased $173 million compared to the prior quarter. This increase was primarily due to the effects of the ransomware event which resulted in a substantial portion of the unfulfilled orders from the three months ended March 31, 2023 being recognized during the three months ended June 30, 2023.

For the six months ended June 30, 2023, net product revenues increased $285 million compared to the same period in the prior year. This increase was mainly driven by the Atotech Acquisition with MSD net product revenues totaled $575 million for the six months ended June 30, 2023, partially offset by decreases in net product revenues of $242 million and $46 million in VSD and PSD, respectively. VSD and PSD net product revenues were negatively impacted by volume decreases as a result of softening demand in our semiconductor and electronics and packaging markets.

Net service revenues consisted mainly of fees for services related to the maintenance and repair of our products, sales of spare parts, and installation and training. For the three months ended June 30, 2023, net service revenues increased $36 million compared to the prior quarter, primarily related to increases in VSD and PSD net service revenues as a result of the ransomware event, which resulted in substantially all of the unfulfilled orders from the three months ended March 31, 2023 being recognized during the three months ended June 30, 2023.

For the six months ended June 30, 2023, net service revenues increased $5 million compared to the same period in the prior year. This increase was mainly driven by the Atotech Acquisition, with MSD net services revenues totaled $27 million for the six months ended June 30, 2023, partially offset by decreases in net service revenues of $17 million and $5 million in

VSD and PSD, respectively. VSD and PSD net service revenues were negatively impacted by volume decreases as a result of softening demand in our semiconductor and electronics and packaging markets.

The following table sets forth our net revenues by reportable segment:

	Three Months Ended		Six Months Ended
(dollars in millions)	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Net revenues:
Vacuum Solutions Division	$426	$293	$720	$981
Photonics Solutions Division	279	197	475	526
Materials Solutions Division	298	304	602	—
Total net revenues	$1,003	$794	$1,797	$1,507

For the three months ended June 30, 2023, net revenues from VSD and PSD increased $133 million and $81 million compared to the prior quarter, respectively, primarily due to the effects of the ransomware event which resulted in a substantial portion of the unfulfilled orders from the three months ended March 31, 2023 being recognized during the three months ended June 30, 2023.

For the six months ended June 30, 2023, net revenues from VSD decreased $261 million compared to the same period in the prior year, which was largely reflective of volume decreases in the semiconductor market.

For the six months ended June 30, 2023, net revenues from PSD decreased $51 million compared to the same period in the prior year partially due to decreased industry demand for flexible PCB via drilling equipment as a result of softened demand for electronics, such as personal computers and smartphones, and partially due to decreased demand in the specialty industrial market.

For the three months ended June 30, 2023, net revenues from MSD decreased $6 million compared to the prior quarter, primarily due to lower equipment sales to customers of our electronics and general metal finishing reporting units. There were no net revenues from MSD for the six months ended June 30, 2022, as MSD was established in connection with the closing of the Atotech Acquisition in the third quarter of 2022.

Gross margin

	Three Months Ended			Six Months Ended
	June 30, 2023	March 31, 2023	% Points Change	June 30, 2023	June 30, 2022	% Points Change
Gross margin as a percentage of net revenues:
Products	46.9%	42.6%	4.3%	45.0%	43.8%	1.2%
Services	46.3%	38.7%	7.6%	43.2%	49.6%	(6.4)%
Total gross margin	46.9%	42.2%	4.7%	44.8%	44.6%	0.2%

Gross margin for our products increased for the three and six months ended June 30, 2023, compared to the first quarter and compared to the same period in the prior year, respectively. The increase in gross margin for our products for the three months ended June 30, 2023 was mainly the result of higher revenue volumes and favorable direct labor and overhead absorption as the ransomware event negatively impacted VSD and PSD operations in the first quarter of 2023. The increase in gross margin for our products for the six months ended June 30, 2023 was primarily due to favorable product mix, including contributions from MSD, which had higher gross margins than VSD and PSD. The six months ended June 30, 2022 included no revenue from MSD, as MSD was established in connection with the closing of the Atotech Acquisition in the third quarter of 2022.

Gross margin for our services increased for the three months ended June 30, 2023 compared to the prior quarter and decreased for the six months ended June 30, 2023 compared to the same period in the prior year. The increase in gross margin for our services for the three months ended June 30, 2023 was mainly the result of higher revenue volumes and favorable direct labor and overhead absorption, as the ransomware event negatively impacted VSD and PSD operations in the first quarter of 2023. The decrease in gross margin for our services for the six months ended June 30, 2023 was primarily due to unfavorable product mix and lower overhead absorption.

The following table sets forth gross margin as a percentage of net revenues by reportable segment:

	Three Months Ended			Six Months Ended
	June 30, 2023	March 31, 2023	% Points Change	June 30, 2023	June 30, 2022	% Points Change
Gross margin as a percentage of net revenues:
Vacuum Solutions Division	45.2%	36.7%	8.5%	41.7%	43.4%	(1.7)%
Photonics Solutions Division	46.0%	41.0%	5.0%	43.9%	47.3%	(3.4)%
Materials Solutions Division	50.0%	48.4%	1.6%	49.2%	—	49.2%
Total gross margin	46.9%	42.2%	4.7%	44.9%	44.6%	0.3%

Gross margin for VSD increased for the three months ended June 30, 2023, compared to the prior quarter, primarily due to higher revenue volumes and favorable absorption and lower excess and obsolete charges. Gross margin for VSD for the three months ended March 31, 2023 was negatively impacted by the ransomware event. Gross margin for VSD decreased for the six months ended June 30, 2023, compared to the same period in the prior year, primarily due to lower revenue volumes and unfavorable overhead absorption as a result of softening demand in our semiconductor market, offset by favorable product mix and favorable purchase price variances as material costs were higher in the first half of 2022 as a result of supply chain component shortages.

Gross margin for PSD increased for the three months ended June 30, 2023, compared to the prior quarter, primarily due to higher revenue volumes and favorable absorption partially offset by unfavorable product mix. Gross Margin for PSD for the three months ended March 31, 2023 was negatively impacted by the ransomware event. Gross margin for PSD decreased for the six months ended June 30, 2023, compared to the prior year, primarily due to higher scrap and material costs and higher excess and obsolete charges.

Gross margin for MSD increased for the three months ended June 30, 2023, compared to the prior quarter, primarily due to favorable product mix. There were no net revenues from MSD for the six months ended June 30, 2022 as MSD was established in connection with the closing of the Atotech Acquisition in the third quarter of 2022.

Research and development

	Three Months Ended		Six Months Ended
(dollars in millions)	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Research and development	$75	$72	$147	$105

For the three months ended June 30, 2023, research and development expenses increased by $3 million, compared to the prior quarter, primarily due to increases of $2 million in compensation-related costs and $2 million in project materials, offset by a decrease of $1 million in occupancy costs. For the six months ended June 30, 2023, research and development expenses increased by $42 million, compared to the same period in the prior year, substantially from the Atotech Acquisition.

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

Selling, general and administrative

	Three Months Ended		Six Months Ended
(dollars in millions)	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Selling, general and administrative	$172	$174	$348	$193

For the three months ended June 30, 2023, selling, general and administrative expenses decreased $2 million, compared to the prior quarter, primarily due to a decrease of $1 million in compensation-related costs and a decrease of $3 million in net costs incurred as a result of the ransomware event, offset by increases of $3 million in consulting and professional fees, including audit and tax fees. For the six months ended June 30, 2023, selling, general and administrative expenses increased $155 million, compared to the same period in the prior year, mainly driven by the Atotech Acquisition, as well as an increase in compensation-related costs partially offset by a decrease in bad debt expense. For the six months ended June 30, 2023, selling, general and administrative costs also included $11 million in net costs incurred as a result of the ransomware event.

Acquisition and integration costs

	Three Months Ended		Six Months Ended
(dollars in millions)	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Acquisition and integration costs	$5	$6	$11	$10

Acquisition and integration costs incurred during the three months ended June 30, 2023 and March 31, 2023 and the six months ended June 30, 2023 and 2022 were primarily related to consulting and professional fees related to the Atotech Acquisition.

Restructuring

	Three Months Ended		Six Months Ended
(dollars in millions)	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Restructuring	$11	$1	$12	$5

Restructuring charges during the three and six months ended June 30, 2023 and the three months ended March 31, 2023 were related to severance costs as a result of global cost saving initiatives implemented in the first and second quarters of 2023. Restructuring charges during the six months ended June 30, 2022 were primarily related to severance costs due to a global cost-saving initiative and the closure of two facilities in Europe.

Amortization of intangible assets

	Three Months Ended		Six Months Ended
(dollars in millions)	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Amortization of intangible assets	$76	$81	$157	$30

For the three months ended June 30, 2023, amortization of intangible assets decreased by $5 million, compared to the prior quarter, primarily due to the first quarter including a write-off of $9 million of MSD in-process research and development projects that were cancelled. For the six months ended June 30, 2023, amortization of intangible assets increased $127 million, compared to the same period in the prior year, due to amortization of intangible assets of $128 million as a result of the Atotech Acquisition.

Goodwill and intangible asset impairments

	Three Months Ended		Six Months Ended
(dollars in millions)	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Goodwill and intangible asset impairments	$1,827	$—	$1,827	$—

During the quarter ended June 30, 2023, as a result of softer industry demand, particularly in the personal computer and smartphone markets, we concluded there was a triggering event at our Electronics (“EL”) and General Metal Finishing (“GMF”) reporting units, which together constitute MSD, and the Equipment Solutions Business (“ESB”) reporting unit of PSD. We concluded there was no triggering event at our other reporting units within VSD and PSD.

For the EL, GMF and ESB reporting units, we performed a quantitative assessment of goodwill using a combination of market approach and the income approach. Fair value estimates are based on complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions that have been deemed reasonable by our management. There are inherent uncertainties and management judgment required in these determinations.

This quantitative assessment resulted in a non-cash goodwill impairment of $826 million for the EL reporting unit, $428 million for the GMF reporting unit and $372 million for the ESB reporting unit. In addition, we recorded a $49 million impairment of in-process research and development allocated to the EL reporting unit and a $152 million impairment related to completed technology allocated to the ESB reporting unit.

We will continue to monitor and evaluate the carrying value of goodwill and intangible assets. If market and economic conditions or business performance deteriorate, the likelihood that we would record an impairment charge would increase, which could materially and adversely affect our financial condition and operating results.

Gain on sale of long-lived assets

	Three Months Ended		Six Months Ended
(dollars in millions)	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Gain on sale of long-lived assets	$—	$—	$—	$(7)

In the six months ended June 30, 2022, we recorded a gain from the sale of a minority interest investment in a private company.

Interest expense

	Three Months Ended		Six Months Ended
(dollars in millions)	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Interest expense	$88	$85	$173	$13

For the three months ended June 30, 2023, interest expense increased $3 million, compared to the prior quarter, primarily due to higher interest rates related to the outstanding borrowings on the New Term Loan Facility we entered into in connection with the Atotech Acquisition. For the six months ended June 30, 2023, interest expense increased $160 million, compared to the same period in the prior year, primarily due to borrowings on the New Term Loan Facility we entered into in connection with the Atotech Acquisition.

Other expense (income), net

	Three Months Ended		Six Months Ended
(dollars in millions)	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Other expense (income), net	$11	$(2)	$9	$(3)

Other expense (income), net, for the three and six months ended June 30, 2023, three months ended March 31, 2023 and six months ended June 30, 2022 consisted primarily of net foreign exchange and fair value gains and losses.

(Benefit) provision for income taxes

	Three Months Ended		Six Months Ended
(dollars in millions)	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
(Benefit) provision for income taxes	$(22)	$(37)	$(59)	$54

Our effective tax rate for the three months ended June 30, 2023 and March 31, 2023 was 1.2% and 46.6%, respectively. Our effective tax rate for the three months ended June 30, 2023 was lower than the U.S. statutory tax rate primarily due to the tax benefit related to the impairment of intangible assets discretely recorded during the three months ended June 30, 2023. The goodwill impairment relating to the electronics and general metal finishing reporting units of MSD and the equipment solutions reporting unit of PSD was considered non-deductible goodwill for tax purposes and therefore no tax benefit was recorded related to the goodwill impairment. Our effective tax rate for the three months ended March 31, 2023 was higher than the U.S. statutory tax rate mainly due to the geographic mix of income earned by our international subsidiaries being taxed at higher rates than the U.S. statutory rate, offset by the U.S. foreign tax credit and the U.S. deduction for foreign derived intangible income (“FDII”).

Our effective tax rate for the six months ended June 30, 2023 and June 30, 2022 was 3.2% and 16.6%, respectively. Our effective tax rate for the six months ended June 30, 2023 was lower than the U.S. statutory tax rate primarily due to the tax benefit related to the impairment of intangible assets. Our effective tax rate for the six months ended June 30, 2022 was lower than the U.S. statutory rate mainly due to the U.S. deduction for FDII and the geographic mix of income earned by our international subsidiaries being taxed at rates lower than the U.S. statutory tax rate, offset by the U.S. global intangible low-taxed income inclusion.

On a quarterly basis, we evaluate both positive and negative evidence that affects the realizability of net deferred tax assets and assess the need for a valuation allowance. The future benefit to be derived from our deferred tax assets is dependent upon our ability to generate sufficient future taxable income in each jurisdiction of the right type to realize the assets.

Our future effective tax rate depends on various factors, including the impact of tax legislation, further interpretations and guidance from U.S. federal and state governments on the impact of proposed regulations issued by the Internal Revenue Service, further interpretations and guidance from foreign governments, the geographic composition of our pre-tax income, and changes in income tax reserves for unrecognized tax benefits. We monitor these factors and timely adjust our estimates of the effective tax rate accordingly. We expect the Atotech Acquisition will continue to have an unfavorable impact on our effective tax rate as MSD operates primarily in jurisdictions with tax rates higher than the U.S. statutory tax rate. However, the geographic mix of pre-tax income can change based on multiple factors, resulting in changes to the effective tax rate in future periods. While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could materially differ from our accrued positions as a result of uncertain and complex application of tax law and regulations. Additionally, the recognition and measurement of certain tax benefits includes estimates and requires judgment by management. Accordingly, we may record additional provisions or benefits for U.S. federal, state, and foreign tax matters in future periods as new information becomes available.

Liquidity and Capital Resources

Cash and cash equivalents and short-term marketable investments at June 30, 2023 and December 31, 2022 totaled $758 million and $910 million, respectively. The primary driver in our current and anticipated future cash flows is, and we expect will continue to be, cash generated from operations, consisting primarily of our net (loss) income, excluding non-cash charges and changes in operating assets and liabilities. In periods when our sales are growing, higher sales to customers will result in increased trade receivables, and inventories will generally increase as we build products for future sales. This may result in lower cash generated from operations. Conversely, in periods when our sales are declining, our accounts receivable and inventory balances will generally decrease, resulting in increased cash from operations. We believe that our current cash and investments position and available borrowing capacity, together with the cash anticipated to be generated from our operations will be sufficient to satisfy our estimated working capital, planned capital expenditure requirements, payments of debt, and any future cash dividends declared by our Board of Directors or share repurchases through at least the next 12 months and the foreseeable future.

Net cash used in operating activities was $22 million for the six months ended June 30, 2023, resulting from a net loss of $1,812 million, which included non-cash charges of $2,012 million, mainly the result of a $1,827 million non-cash impairment of goodwill and intangible assets, offset by a net increase in working capital of $222 million. The net increase in working capital was primarily due to a decrease in accounts payable of $108 million, a decrease in income taxes payable of $56 million, a decrease of $35 million in accrued compensation, and increases in inventory of $94 million and other current and non-current assets of $11 million. This net increase in working capital was partially offset by a decrease in accounts receivable of $80 million.

Net cash used in investing activities was $34 million for the six months ended June 30, 2023, consisting primarily of $35 million in capital expenditures.

Net cash used in financing activities was $78 million for the six months ended June 30, 2023, primarily due to $45 million of payments on our New Term Loan Facility and $29 million of dividend payments.

Holders of our common stock are entitled to receive dividends when they are declared by our Board of Directors. During each of the first and second quarters of 2023 and 2022, our Board of Directors declared a cash dividend of $0.22 per share. The cash dividends totaled $29 million and $24 million for the six months ended June 30, 2023 and 2022, respectively. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of our Board of Directors. In addition, under the New Credit Facilities as defined and described further below, we may be restricted from paying dividends under certain circumstances.

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

Borrowings under the New Credit Facilities bear interest at a rate per annum equal to, at our option, any of the following, plus, in each case, an applicable margin: (a) with respect to the USD Tranche A, the USD Tranche B and the New Revolving Facility, (x) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the prime rate quoted in The Wall Street Journal, or (3) a forward-looking term rate based on the variable secured overnight financing rate (“Term SOFR”) (plus an applicable credit spread adjustment) for an interest period of one month, plus 1.00%; and (y) a Term SOFR rate (plus an applicable credit spread adjustment) for the interest period relevant to such borrowing, subject to a rate floor of (I) with respect to the USD Tranche B, 0.50% and (II) with respect to the USD Tranche A and the New Revolving Facility, 0.0%; and (b) with respect to the Euro Tranche B, a Euro Interbank Offered Rate (“EURIBOR”) rate determined by reference to the costs of funds for Euro deposits for the interest period relevant to such borrowing adjusted for certain additional costs, subject to a EURIBOR rate floor of 0.0%. The USD Tranche A was issued with original issue discount of 0.25% of the principal amount thereof. The USD Tranche B and the Euro Tranche B were issued with original issue discount of 2.00% of the principal amount thereof. The applicable margin for borrowings under the USD Tranche A is 1.50% with respect to base rate borrowings and 2.50% with respect to Term SOFR borrowings. The applicable margin for borrowings under the USD Tranche B is 1.75% with respect to base rate borrowings and 2.75% with respect to Term SOFR borrowings. The applicable margin for borrowings under the Euro Tranche B is 3.00%. The applicable margin for borrowings under the New Revolving Facility is 1.50% with respect to base rate borrowings and 2.50% with respect to Term SOFR borrowings.

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

The New Credit Agreement also contains customary representations and warranties, affirmative covenants and provisions relating to events of default. If an event of default occurs, the lenders under the New Credit Facilities will be entitled to take various actions, including the acceleration of amounts due under the New Credit Facilities and all actions permitted to be taken by a secured creditor. As of June 30, 2023, we were in compliance with all covenants under the New Credit Agreement.

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

As of June 30, 2023, the outstanding principal amount of the New Term Loan Facility was $5.1 billion and the weighted average interest rate was 7.7%. As of June 30, 2023, there were no borrowings under the New Revolving Facility.

Lines of Credit and Borrowing Arrangements

Certain of our Japanese subsidiaries have lines of credit and a financing facility with various financial institutions, many of which generally expire and are renewed at three-month intervals with the remaining having no expiration date. These lines of credit and financing facility provided for aggregate borrowings as of June 30, 2023 of up to an equivalent of $14 million. There were no borrowings under these arrangements at June 30, 2023 and December 31, 2022.

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

Interest Rate Agreements

We have various interest rate swap agreements as described further in Note 4 to the Notes to the Condensed Consolidated Financial Statements that exchange the variable Term SOFR rate to a fixed rate in order to manage the exposure to interest rate fluctuations associated with the variable Term SOFR rate paid on the outstanding balance of the New Term Loan Facility. We acquired USD London Interbank Offered Rate (“LIBOR”) interest rate cap agreements as a result of the Atotech Acquisition and we utilized these agreements to offset the Term SOFR rate on our New Term Loan Facility. Effective June 30, 2023, our USD LIBOR based interest rate caps were converted to Term SOFR. We also had two USD LIBOR based swaps that were converted to Term SOFR, effective June 30, 2023. The conversions from USD LIBOR to Term SOFR did not have a material impact on our results of operations.

Contractual Obligations

There have been no changes outside the ordinary course of business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information concerning market risk is contained in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on March 14, 2023. As of June 30, 2023, there were no material changes in our exposure to market risk from December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting as described below and in “Controls and Procedures” contained in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on March 14, 2023.

Based on its assessment, our management concluded that a material weakness existed as of December 31, 2022 which has not been remediated as of June 30, 2023. We did not maintain sufficient information technology (“IT”) controls to prevent or detect, on a timely basis, unauthorized access to the Company’s financial reporting systems. Specifically, we did not design and maintain effective controls with regard to our financial reporting systems related to access authentication, intrusion detection and response capability, and backup and restoration such that recovery from a cybersecurity incident could be performed in a more timely manner. This material weakness did not result in a misstatement to the annual or interim consolidated financial statements previously filed or included in this Quarterly Report on Form 10-Q. However, this material weakness could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS.

Information regarding risk factors affecting the Company’s business is discussed in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on March 14, 2023.

ITEM 5. OTHER INFORMATION.

The following table describes, for the quarterly period covered by this report, each trading arrangement for the sale or purchase of Company securities adopted or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Gerald G. Colella (Chairman of the Board of Directors)	Adoption (May 8, 2023)	Rule 10b5-1 trading arrangement	Sale	Until August 7, 2024, or such earlier date upon which all transactions are completed or expire without execution	Up to 30,000 shares

ITEM 6. EXHIBITS.

Exhibit No.	Exhibit Description

+3.1 (1)	Restated Articles of Organization of the Registrant

+3.2 (2)	Articles of Amendment to Restated Articles of Organization of the Registrant, as filed with the Secretary of State of Massachusetts on May 18, 2001

+3.3 (3)	Articles of Amendment to Restated Articles of Organization of the Registrant, as filed with the Secretary of State of Massachusetts on May 16, 2002

+3.4 (4)	Amended and Restated By-Laws of the Registrant

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

MKS INSTRUMENTS, INC.

Date: August 4, 2023	By:	/s/ Seth H. Bagshaw
Seth H. Bagshaw
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)