Form 10-Q
period 2023-09-30
MKS INSTRUMENTS INC
filed 2023-11-08
CIK 1049502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 6, 2023, the registrant had 66,878,495 shares of common stock outstanding.

MKS INSTRUMENTS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MKS INSTRUMENTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

(Unaudited)

ASSETS	September 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$859	$909
Short-term investments	1	1
Accounts receivable, net of allowance for doubtful accounts of $8 and $11 at September 30, 2023 and December 31, 2022, respectively	618	720
Inventories	1,009	977
Other current assets	288	187
Total current assets	2,775	2,794

Property, plant and equipment, net	761	800
Right-of-use assets, net	227	234
Goodwill	2,540	4,308
Intangible assets, net	2,614	3,173
Other assets	223	186
Total assets	$9,140	$11,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$87	$93
Accounts payable	309	426
Other current liabilities	442	433
Total current liabilities	838	952

Long-term debt, net	4,787	4,834
Non-current deferred taxes	595	783
Non-current accrued compensation	139	138
Non-current lease liabilities	208	215
Other non-current liabilities	97	90
Total liabilities	6,664	7,012
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 2 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 200 shares authorized; 66.9 and 66.6 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	2,180	2,142
Retained earnings	455	2,272
Accumulated other comprehensive (loss) income	(159)	69
Total stockholders’ equity	2,476	4,483
Total liabilities and stockholders’ equity	$9,140	$11,495

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INSTRUMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(in millions, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues:
Products	$818	$841	$2,416	$2,153
Services	114	113	314	308
Total net revenues	932	954	2,730	2,461
Cost of revenues:
Products	446	506	1,326	1,243
Services	60	58	173	156
Total cost of revenues (exclusive of amortization shown separately below)	506	564	1,499	1,399
Gross profit	426	390	1,231	1,062
Research and development	71	63	218	168
Selling, general and administrative	167	126	514	319
Acquisition and integration costs	3	31	14	41
Restructuring	1	5	13	10
Amortization of intangible assets	68	47	225	77
Goodwill and intangible asset impairments	—	—	1,827	—
Gain on sale of long-lived assets	(2)	—	(2)	(7)
Income (loss) from operations	118	118	(1,578)	454
Interest income	(4)	(1)	(10)	(2)
Interest expense	93	80	266	93
Other expense (income), net	7	(1)	14	(4)
Income (loss) before income taxes	22	40	(1,848)	367
(Benefit) provision for income taxes	(17)	34	(76)	88
Net income (loss)	$39	$6	$(1,772)	$279
Other comprehensive (loss) income, net of tax:
Changes in value of financial instruments designated as cash flow hedges	$16	$48	$45	$73
Foreign currency translation adjustments	(96)	(227)	(269)	(275)
Change in net investment hedge	21	—	8	—
Unrecognized gain (loss) on investments	4	—	(7)	—
Net unrecognized pension gain (loss)	—	5	(5)	5
Total comprehensive (loss) income	$(16)	$(168)	$(2,000)	$82
Net income (loss) per share:
Basic	$0.59	$0.09	$(26.53)	$4.85
Diluted	$0.58	$0.09	$(26.53)	$4.84
Weighted average common shares outstanding:
Basic	66.9	61.0	66.8	57.4
Diluted	67.1	61.1	66.8	57.6

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INSTRUMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share data)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at December 31, 2022	66.6	$—	$2,142	$2,272	$69	$4,483
Net issuance under stock-based plans	0.1		(6)			(6)
Stock-based compensation			18			18
Cash dividend ($0.22 per common share)				(15)		(15)
Comprehensive (loss) income (net of tax):
Net loss				(42)		(42)
Other comprehensive income					13	13
Balance at March 31, 2023	66.7	—	2,154	2,215	82	4,451
Net issuance under stock-based plans	0.2		1			1
Stock-based compensation			13			13
Cash dividend ($0.22 per common share)				(15)		(15)
Comprehensive loss (net of tax):
Net loss				(1,769)		(1,769)
Other comprehensive loss					(186)	(186)
Balance at June 30, 2023	66.9	—	2,168	431	(104)	2,495
Net issuance under stock-based plans	—		(1)			(1)
Stock-based compensation			13			13
Cash dividend ($0.22 per common share)				(15)		(15)
Comprehensive income (loss) (net of tax):
Net income				39		39
Other comprehensive loss					(55)	(55)
Balance at September 30, 2023	66.9	$—	$2,180	$455	$(159)	$2,476

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2021	55.5	$—	$907	$1,991	$(11)	$2,887
Net issuance under stock-based plans	0.1		(6)			(6)
Stock-based compensation			8			8
Cash dividend ($0.22 per common share)				(12)		(12)
Comprehensive income (net of tax):
Net income				143		143
Other comprehensive income					7	7
Balance at March 31, 2022	55.6	—	909	2,122	(4)	3,027
Net issuance under stock-based plans	0.1		1			1
Stock-based compensation			13			13
Cash dividend ($0.22 per common share)				(12)		(12)
Comprehensive income (loss) (net of tax):
Net income				130		130
Other comprehensive loss					(30)	(30)
Balance at June 30, 2022	55.7	—	923	2,240	(34)	3,129
Net issuance under stock-based plans	0.1		5			5
Shares issued for the acquisition of Atotech Limited	10.7		1,186			1,186
Stock-based compensation			10			10
Cash dividend ($0.22 per common share)				(13)		(13)
Comprehensive income (loss) (net of tax):
Net income				6		6
Other comprehensive loss					(174)	(174)
Balance at September 30, 2022	66.5	$—	$2,124	$2,233	$(208)	$4,149

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INSTRUMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(1,772)	$279
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	301	120
Amortization of inventory step-up to fair value	—	39
Goodwill and intangible asset impairments	1,827	—
Unrealized loss on derivatives not designated as hedging instruments	23	6
Amortization of debt issuance costs and original issue discount	23	46
Gain on sale of long-lived assets	(2)	(7)
Stock-based compensation	43	31
Provision for excess and obsolete inventory	54	10
Deferred income taxes	(173)	4
Other	4	3
Changes in operating assets and liabilities, net of effects of business acquired
Accounts receivable	85	(37)
Inventories	(99)	(188)
Other current and non-current assets	12	2
Accounts payable	(110)	55
Accrued compensation	(11)	(37)
Income taxes payable	(75)	(27)
Other current and non-current liabilities	8	46
Net cash provided by operating activities	138	345
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(4,473)
Purchases of investments	—	(1)
Maturities of investments	—	76
Proceeds from sale of long-lived assets	3	7
Purchases of property, plant and equipment	(53)	(109)
Net cash used in investing activities	(50)	(4,500)
Cash flows from financing activities:
Proceeds from borrowings	1	4,985
Payments of borrowings	(67)	(835)
Dividend payments	(44)	(37)
Net payments related to employee stock awards	(5)	(5)
Other financing activities	(1)	—
Net cash (used in) provided by financing activities	(116)	4,108
Effect of exchange rate changes on cash and cash equivalents	(22)	(35)
Decrease in cash and cash equivalents	(50)	(82)
Cash and cash equivalents at beginning of period	909	966
Cash and cash equivalents at end of period	$859	$884

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

(1)
Basis of Presentation

The terms “MKS” and the “Company” refer to MKS Instruments, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim financial data as of September 30, 2023, and for the three and nine months ended September 30, 2023, are unaudited; however, in the opinion of MKS, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet presented as of December 31, 2022 has been derived from the consolidated audited financial statements as of that date. The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by United States generally accepted accounting principles (“U.S. GAAP”). The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the MKS Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission on March 14, 2023.

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

(2)
Revenue from Contracts with Customers

Contract assets as of September 30, 2023 and December 31, 2022 were $31 and $46, respectively. A roll-forward of the Company’s deferred revenue and customer advances is as follows:

	Nine Months Ended
	September 30, 2023	September 30, 2022
Beginning balance, January 1(1)	$96	$40
Assumed deferred revenue and customer advances from the acquisition of Atotech Limited	—	36
Additions to deferred revenue and customer advances	122	149
Amount of deferred revenue and customer advances recognized in income	(136)	(121)
Ending balance, September 30(2)	$82	$104

(1)
Beginning balance as of January 1, 2023 included $94 of current deferred revenue and customer advances and $2 of non-current deferred revenue. Beginning balance as of January 1, 2022 included $37 of current deferred revenue and customer advances, and $3 of non-current deferred revenue.
(2)
Ending balance as of September 30, 2023 included $80 of current deferred revenue and customer advances and $2 of non-current deferred revenue. Ending balance as of September 30, 2022 included $103 of current deferred revenue and customer advances and $1 of non-current deferred revenue.

Revenue from certain custom products, including MSD (as defined in this Note 2) plating equipment, and revenue from certain service contracts are recorded over time. Remaining product and services revenues are recorded at a point in time.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Disaggregation of Revenue

The following tables summarize revenue from contracts with customers in MKS’ three reportable segments: the Vacuum Solutions Division (“VSD”), the Photonics Solutions Division (“PSD”) and the Materials Solutions Division (“MSD”).

	Three Months Ended September 30, 2023
	VSD	PSD	MSD	Total
Net revenues:
Products	$285	$234	$299	$818
Services	60	42	12	114
Total net revenues	$345	$276	$311	$932

	Three Months Ended September 30, 2022
	VSD	PSD	MSD	Total
Net revenues:
Products	$450	$227	$164	$841
Services	60	40	13	113
Total net revenues	$510	$267	$177	$954

	Nine Months Ended September 30, 2023
	VSD	PSD	MSD	Total
Net revenues:
Products	$902	$640	$874	$2,416
Services	163	111	40	314
Total net revenues	$1,065	$751	$914	$2,730

	Nine Months Ended September 30, 2022
	VSD	PSD	MSD	Total
Net revenues:
Products	$1,310	$679	$164	$2,153
Services	181	114	13	308
Total net revenues	$1,491	$793	$177	$2,461

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

Assets and liabilities of the Company are measured at fair value on a recurring basis as of September 30, 2023 and are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$278	$278	$—	$—
Time deposits	13	13	—	—
Available-for-sale securities:
Time deposits and certificates of deposit	1	—	1	—
Group insurance contracts	6	—	6	—
Derivatives
Foreign exchange forward contracts	7	—	7	—
Interest rate hedges - non-current	113	—	113	—
Pension and deferred compensation plan assets	19	—	19	—
Total assets	$437	$291	$146	$—
Liabilities:
Derivatives
Foreign exchange forward contracts	$3	$—	$3	$—
Total liabilities	$3	$—	$3	$—
Reported as follows:
Assets:
Cash and cash equivalents	$291	$291	$—	$—
Short-term investments	1	—	1	—
Other current assets	7	—	7	—
Total current assets	$299	$291	$8	$—
Other assets	$138	$—	$138	$—
Liabilities:
Other current liabilities	$3	$—	$3	$—

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Assets and liabilities of the Company are measured at fair value on a recurring basis as of December 31, 2022 and are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$60	$60	$—	$—
Available-for-sale securities:
Time deposits and certificates of deposit	1	—	1	—
Group insurance contracts	6	—	6	—
Derivatives
Foreign exchange forward contracts	7	—	7	—
Interest rate hedges-non-current	104	—	104	—
Pension and deferred compensation plan assets	17	—	17	—
Total assets	$195	$60	$135	$—
Liabilities:
Derivatives
Foreign exchange forward contracts	$8	$—	$8	$—
Total liabilities	$8	$—	$8	$—
Reported as follows:
Assets:
Cash and cash equivalents	$60	$60	$—	$—
Short-term investments	1	—	1	—
Other current assets	8	—	8	—
Total current assets	$69	$60	$9	$—
Other assets	$126	$—	$126	$—
Liabilities:
Other current liabilities	$8	$—	$8	$—

Other Fair Value Disclosures

The estimated carrying value and fair value of the Company’s debt as of September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Outstanding debt	$5,047	$5,052	$5,122	$5,071

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

Derivatives

As a result of the Company’s global operating activities and variable interest rate borrowings, the Company is exposed to market risks from changes in foreign currency exchange rates and interest rates, which may adversely affect its operating results and financial position. When deemed appropriate, the Company minimizes its risks from foreign currency exchange rate and interest rate fluctuations through the use of derivative financial instruments. The principal market in which the

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Company executes its foreign currency and interest rate contracts is the institutional market in an over-the-counter environment with a relatively high level of price transparency. The market participants are typically large commercial banks. The contracts are valued using broker quotations or market transactions.
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

The following tables summarize the primary net hedging positions and fair values of foreign exchange forward contracts outstanding as of September 30, 2023 and December 31, 2022:

	September 30, 2023
Currency Hedged (Buy/Sell)	Net Notional Value	Fair Value Asset (Liability)
U.S. dollar/Japanese yen	$56	$4
U.S. dollar/South Korean won	80	—
U.S. dollar/Taiwan dollar	21	1
U.S. dollar/Singapore dollar	1	—
U.S. dollar/Chinese renminbi	13	—
Euro/U.S. dollar	22	—
Euro/Chinese renminbi	18	(1)
U.K. pound sterling/U.S. dollar	26	—
Total	$237	$4

	December 31, 2022
Currency Hedged (Buy/Sell)	Net Notional Value	Fair Value (Liability) Asset
U.S. dollar/Japanese yen	$57	$—
U.S. dollar/South Korean won	75	(4)
U.S. dollar/Taiwan dollar	33	1
U.S. dollar/U.K. pound sterling	7	—
U.S. dollar/Singapore dollar	1	—
U.S. dollar/Chinese renminbi	9	—
Euro/U.S. dollar	485	1
Euro/Chinese renminbi	31	1
U.K. pound sterling/euro	4	—
Total	$702	$(1)

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The following table summarizes the net (gains) on derivatives designated as cash flow hedging instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Foreign exchange forward contracts:
Net (gains) recognized in accumulated OCI	$(16)	$(48)	$(45)	$(73)
Net (gains) reclassified from accumulated OCI into income	$(2)	$(5)	$(4)	$(9)

The net amount of existing (gains) as of September 30, 2023 expected to be reclassified from OCI into earnings within the next 12 months is immaterial.

Net Investment Hedge

During the nine months ended September 30, 2023, the Company designated a euro net investment hedge to offset the foreign exchange exposure of the Euro Tranche B as defined and described further in Note 8. The outstanding principal amount of the Euro Tranche B was $628 as of September 30, 2023. As a result, any mark-to-market foreign exchange impact of the Euro Tranche B is recorded in OCI.

Interest Rate Agreements

The Company has various interest rate swap agreements that exchange a forward-looking term rate based on the variable secured overnight financing rate (“Term SOFR”) paid on the outstanding balance of its New Term Loan Facility, as defined and further described in Note 8, to a fixed rate. The Company acquired USD London Interbank Offered Rate (“LIBOR”) interest rate cap agreements as a result of its acquisition of Atotech Limited (“Atotech”) on August 17, 2022 (the “Atotech Acquisition”) and had utilized these agreements to offset Term SOFR on its New Term Loan Facility. Effective June 30, 2023, the Company’s USD LIBOR based interest rate caps were converted to Term SOFR. The Company also had two USD LIBOR based swaps that were converted to Term SOFR, effective June 30, 2023. The conversions from USD LIBOR to Term SOFR did not have a material impact on the Company’s results of operations.

The following table summarizes the terms and fair values of interest rate swaps and interest rate caps outstanding at September 30, 2023 and December 31, 2022:

					September 30, 2023	December 31, 2022
Effective Date	Maturity	Fixed Rate	Notional Amount at Effective Date	Notional Amount at September 30, 2023	Fair Value Asset	Fair Value Asset
Interest Rate Swaps
April 5, 2019	March 31, 2023	2.309%	$300	$—	$—	$1
June 30, 2023	February 28, 2025	0.391%	200	200	13	16
June 30, 2023	February 28, 2025	0.543%	300	300	19	22
September 30, 2022	September 30, 2026	3.156%	350	350	14	8
January 2, 2024	January 31, 2028	2.841%	250	—	13	5
September 30, 2022	September 30, 2027	3.198%	350	350	15	8
January 2, 2024	January 31, 2029	2.986%	250	—	14	4
September 30, 2022	September 30, 2026	3.358%	600	600	15	10
			2,600	1,800	103	74
Interest Rate Caps
June 30, 2023	January 31, 2024	0.805%	350	350	5	15
June 30, 2023	January 31, 2024	0.805%	350	350	5	15
			700	700	10	30
		Total	$3,300	$2,500	$113	$104

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

The following table summarizes the losses on derivatives not designated as hedging instruments, consisting of balance sheet hedges and interest rate caps:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net losses recognized in income	$12	$11	$28	$4

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

(5)
Inventories

Inventories consist of the following:

	September 30, 2023	December 31, 2022
Raw materials	$747	$689
Work-in-process	99	115
Finished goods	163	173
Total	$1,009	$977

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

Under the acquisition method of accounting, the total purchase price was allocated to the acquired tangible and intangible assets and assumed liabilities of Atotech based on their fair values as of the Effective Date, except for contract assets and liabilities, which remain at book value in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. Any excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed was allocated to goodwill and none of this goodwill or intangible assets will be deductible for tax purposes. The Company believes the amount of goodwill relative to identifiable intangible assets relates to several factors, including (1) broadening its position in key electronics and industrial markets to offer complementary solutions, and (2) leveraging component and systems expertise to provide robust solutions to meet its customers’ evolving technology needs.

The following table summarizes the allocation of the purchase price to the fair values assigned to assets acquired and liabilities assumed at the Effective Date, inclusive of immaterial measurement period adjustments:

Cash and cash equivalents	$238
Accounts receivable	283
Inventories	244
Other current assets	104
Property, plant and equipment	381
Intangible assets	2,726
Goodwill	3,054
Other assets	131
Total assets acquired	7,161
Accounts payable	194
Other current liabilities	166
Non-current deferred taxes	719
Non-current accrued compensation	99
Other non-current liabilities	81
Total liabilities assumed	1,259
Fair value of assets acquired and liabilities assumed	5,902
Less: Cash and cash equivalents acquired	(238)
Total purchase price, net of cash and cash equivalents acquired	$5,664

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

The valuations were based on the information that was available during the one-year measurement period that existed as of the Effective Date and the expectations and assumptions that have been deemed reasonable by the Company’s management. The size and breadth of the Atotech Acquisition necessitated the use of this measurement period to adequately analyze and assess a number of the factors used in establishing the fair value of certain tangible and intangible assets acquired and liabilities assumed as of the Effective Date and the related tax impacts of any changes made. The measurement period is now complete.

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
	$2,726

The acquired intangible assets are being amortized on a straight-line basis, which approximates the economic use of the assets over their estimated useful lives. Upon completion of the related projects, the Company expects the in-process research and development (“IPR&D”) intangible asset to be amortized over its estimated useful life of eight to nine years.

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

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Total net revenues	$1,141	$3,364
Net (loss) income	$(34)	$140

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

The process of evaluating the potential impairment of goodwill, intangible assets and other long-lived assets requires significant judgment. The Company regularly monitors current business conditions and other factors, including, but not limited to, adverse industry or economic trends, restructuring actions and lower projections of profitability that may impact future operating results. The Company’s stock price and any estimated control premium are factors affecting the assessment of the fair value of the Company’s underlying reporting units for purposes of performing any goodwill impairment assessment.

During the quarter ended June 30, 2023, the Company identified softer industry demand, particularly in the personal computer and smartphone markets, and concluded there was a triggering event at each of its electronics and general metal finishing reporting units, which together constitute MSD, and the equipment solutions reporting unit of PSD. For MSD, the Company concluded information on the softening of industry demand as of the filing date of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 did not exist as of the Effective Date.

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

This quantitative assessment during the quarter ended June 30, 2023 resulted in the following:

Reporting Unit	Goodwill Impairment	Remaining Goodwill
Electronics	$826	$1,420
General Metal Finishing	428	307
Equipment Solutions	372	100

In addition, the Company used an income approach to determine the fair value of the long-lived and indefinite lived intangible assets within these reporting units (Level 3 within the fair value hierarchy). These valuations resulted in a $20 fair value and $152 impairment of completed technology within the equipment solutions reporting unit and a $72 fair value and $49 impairment of IPR&D within the electronics reporting unit. After evaluating forecast updates and carrying values, the Company did not identify impairments at any other of its reporting units.

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

During the quarter ended September 30, 2023, the Company identified a further decrease in demand and an increase in the discount rate at its equipment solutions reporting unit. The Company performed a quantitative assessment of goodwill using an income approach that was based upon projected future cash flows that were discounted to present value and an assumed terminal growth rate. The key underlying assumptions included forecasted revenues, which incorporated external market data, gross profit and operating expenses, as well as the discount rate. The Company concluded that there was no goodwill or intangible asset impairment at the equipment solutions reporting unit in the third quarter. The Company also considered other quantitative and qualitative considerations, including the decline in public market capitalization since June 30, 2023, and

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

determined there were no triggering events for its other reporting units or asset groups in the third quarter. The Company will continue to monitor for future triggering events which could result in an impairment charge.

The changes in the carrying amount of goodwill and accumulated impairment loss during the nine months ended September 30, 2023 were as follows:

	Gross Carrying Amount	Accumulated Impairment Loss	Net
Beginning balance, January 1	$4,454	$(146)	$4,308
Impairment charge	—	(1,626)	(1,626)
Foreign currency translation and measurement period adjustments	(142)	—	(142)
Ending balance, September 30	$4,312	$(1,772)	$2,540

Intangible Assets

The Company’s intangible assets are comprised of the following:

As of September 30, 2023:	Gross	Accumulated Impairment Charges	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology	$1,212	$(152)	$(378)	$(28)	$654
Customer relationships	2,072	(1)	(299)	(78)	1,694
Patents, trademarks, trade names and other	437	(49)	(112)	(10)	266
	$3,721	$(202)	$(789)	$(116)	$2,614

During the nine months ended September 30, 2023, $61 of IPR&D included within patents, trademarks, trade names, and other was reclassified into completed technology. During the nine months ended September 30, 2023, $9 of IPR&D was written off to amortization expense as certain projects were cancelled.

As of December 31, 2022:	Gross	Accumulated Impairment Charges	Accumulated Amortization Charges	Foreign Currency Translation	Net
Completed technology	$1,151	$—	$(303)	$4	$852
Customer relationships	2,072	(1)	(190)	11	1,892
Patents, trademarks, trade names and other	498	—	(71)	2	429
	$3,721	$(1)	$(564)	$17	$3,173

Aggregate amortization expense related to acquired intangible assets for the nine months ended September 30, 2023 and 2022 was $225 and $77, respectively. The increase in amortization of intangible assets was a result of increased amortization related to acquired intangible assets from the Atotech Acquisition. Aggregate net amortization expense related to acquired intangible assets for future years is as follows:

Year	Amount
2023 (remaining)	$67
2024	236
2025	236
2026	232
2027	231
2028	231
Thereafter	1,259

The Company excluded from the above table intangible assets of $56 of indefinite-lived trademarks and trade names, and $66 of IPR&D, which were not subject to amortization.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

(8)
Debt

The Company’s outstanding debt is as follows:

	September 30, 2023	December 31, 2022
Short-term debt:
New Term Loan Facility	$87	$93
Long-term debt, net:
New Term Loan Facility	$4,787	$4,834

Long-term debt is net of deferred financing fees, original issuance discount and repricing fees in the aggregate amount of $173 and $195 as of September 30, 2023 and December 31, 2022, respectively.

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

The Company may voluntarily prepay outstanding loans under the New Credit Facilities from time to time, subject to certain conditions, without premium or penalty other than customary “breakage” costs with respect to Term SOFR or EURIBOR loans; provided, however, that subject to certain exceptions, if on or prior to the date that is twelve months after the closing date of the New Term Loan Facility, the Company prepaid any loans under the USD Tranche B or the Euro Tranche B in connection with a repricing transaction, the Company would have been required to pay a prepayment premium of 1.00% of the aggregate principal amount of the loans so prepaid. Additionally, the Company may voluntarily reduce the unutilized portion of the commitment amount under the New Revolving Facility.

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

The New Credit Agreement also contains customary representations and warranties, affirmative covenants and provisions relating to events of default. If an event of default occurs, the lenders under the New Credit Facilities will be entitled to take various actions, including the acceleration of amounts due under the New Credit Facilities and all actions permitted to be

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

taken by a secured creditor. As of September 30, 2023, the Company was in compliance with all covenants under the New Credit Agreement.

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

As of September 30, 2023, the outstanding principal amount of the New Term Loan Facility was $5,047 and the weighted average interest rate was 7.9%. As of September 30, 2023, there were no borrowings under the New Revolving Facility.

Lines of Credit and Borrowing Arrangements

Certain of the Company’s Japanese subsidiaries have lines of credit and a financing facility with various financial institutions, many of which generally expire and are renewed at three-month intervals with the remaining having no expiration date. The lines of credit and financing facility provided for aggregate borrowings as of September 30, 2023 of up to an equivalent of $13. There were no borrowings outstanding under these arrangements at September 30, 2023 and December 31, 2022.

Contractual maturities of the Company’s debt obligations as of September 30, 2023 are as follows:

Year	Amount
2023 (remaining)	$22
2024	93
2025	110
2026	115
2027	695
2028	42
Thereafter	3,970

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

Product warranty activities were as follows:

	Nine Months Ended September 30,
	2023	2022
Beginning of period	$27	$21
Assumed product warranty liability from Atotech Acquisition	—	5
Provision for product warranties	8	20
Charges to warranty liability	(11)	(21)
End of period	$24	$25

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

As of September 30, 2023, short-term product warranties of $16 and long-term product warranties of $8 were included within other current liabilities and other non-current liabilities, respectively, within the accompanying condensed consolidated balance sheet. As of September 30, 2022, short-term product warranties of $19 and long-term product warranties of $6 were included within other current liabilities and other non-current liabilities, respectively, within the accompanying condensed consolidated balance sheet.

(10)
Other Current Liabilities

Other current liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Accrued compensation and other employee-related obligations	$153	$162
Deferred revenue and customer advances	80	94
Income taxes payable	56	51
Lease liabilities	28	26
Other	125	100
Total other current liabilities	$442	$433

(11)
Income Taxes

The Company’s effective tax rates for the three and nine months ended September 30, 2023 were (75.3)% and 4.1%, respectively. The Company’s effective tax rate for the three months ended September 30, 2023 was lower than the U.S. statutory tax rate primarily due to the U.S. deduction of foreign derived intangible income (“FDII”) and various tax credits. The Company’s effective tax rate for the nine months ended September 30, 2023 was lower than the U.S. statutory tax rate primarily due to the tax benefit related to the impairment of intangible assets and the aforementioned credits.

The Company's effective tax rates for the three and nine months ended September 30, 2022 were 85.5% and 24.1%, respectively. The Company's effective tax rates for the three and nine months ended September 30, 2022 were higher than the U.S. statutory tax rate mainly due to additional estimated accrued withholding taxes related to the Company’s change of indefinite reinvestment assertion, non-deductibility of certain costs associated with the Atotech Acquisition, and the U.S. global intangible low-taxed income inclusion, offset by U.S. deduction for FDII and the geographic mix of income earned by the Company's international subsidiaries being taxed at rates lower than the U.S. statutory tax rate.

(12)
Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$39	$6	$(1,772)	$279
Denominator:
Shares used in net income (loss) per common share – basic	66.9	61.0	66.8	57.4
Effect of dilutive securities	0.2	0.1	—	0.2
Shares used in net income (loss) per common share – diluted	67.1	61.1	66.8	57.6
Net income (loss) per common share:
Basic	$0.59	$0.09	$(26.53)	$4.85
Diluted	$0.58	$0.09	$(26.53)	$4.84

Basic earnings per share (“EPS”) is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding (using the treasury stock method) if securities containing potentially dilutive common shares had been converted to such common shares, and if such assumed conversion is dilutive. In periods in which a net loss is recognized, the impact of restricted stock units (“RSUs”) is not included as they are antidilutive.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

For the three and nine months ended September 30, 2023 and 2022, the Company had an immaterial quantity of RSUs that were antidilutive and were excluded from the computation of diluted weighted-average shares.

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

The total stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive (loss) income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues	$1	$1	$4	$4
Research and development	2	1	5	4
Selling, general and administrative	10	8	34	23
Total stock-based compensation expense	$13	$10	$43	$31

At September 30, 2023, the total compensation expense related to unvested stock-based awards granted to employees and directors under the Plans that had not been recognized was $57. The Company determines the fair value of RSUs based on the closing market price of the Company’s common stock on the date of the award and estimates the fair value of employee stock purchase plan rights using the Black-Scholes valuation model. Such values are recognized as expense on a straight-line basis for time-based awards and using the accelerated graded vesting method for performance-based awards, both over the requisite service periods.

The following table presents the activity for RSUs under the Plans:

	Nine Months Ended September 30, 2023
	Quantity	Weighted Average Grant Date Fair Value Per Share
RSUs – beginning of period	0.8	$118.96
Granted	0.7	$87.17
Vested or forfeited	(0.5)	$118.64
RSUs – end of period	1.0	$98.36

(14)
Stockholders’ Equity

Share Repurchase Program

On July 25, 2011, the Company’s Board of Directors approved a share repurchase program for the repurchase of up to an aggregate of $200 of its outstanding common stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means. The timing and quantity of any shares repurchased depends upon a variety of factors, including business conditions, stock market conditions and business development activities, including, but not limited to, merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice. The Company has repurchased approximately 2.6 shares of common stock for approximately $127

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

pursuant to the program since its adoption. During the three and nine months ended September 30, 2023 and 2022, there were no repurchases of common stock. Under the New Credit Facilities, the Company may be restricted from repurchasing its common stock under certain circumstances.

Cash Dividends

Holders of the Company’s common stock are entitled to receive dividends when they are declared by the Company’s Board of Directors. During each of the first three quarters of 2023 and 2022, the Company’s Board of Directors declared a cash dividend of $0.22 per share, which totaled $44 and $37 for the nine months ended September 30, 2023 and 2022, respectively. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of the Company’s Board of Directors. In addition, under the New Credit Facilities, the Company may be restricted from paying dividends under certain circumstances.

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

PSD provides a full range of solutions including lasers, beam measurement and profiling, precision motion control, vibration isolation systems, photonics instruments, temperature sensing, opto-mechanical components, optical elements, laser-based systems for flexible printed circuit board (“PCB”) processing, and laser-based systems for high density interconnect PCB and package substrate manufacturing.

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

The following table sets forth net revenues by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Vacuum Solutions Division	$345	$510	$1,065	$1,491
Photonics Solutions Division	276	267	751	793
Materials Solutions Division	311	177	914	177
	$932	$954	$2,730	$2,461

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The following table reconciles gross profit by reportable segment to net (loss) income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gross profit by reportable segment:
Vacuum Solutions Division	$143	$220	$443	$645
Photonics Solutions Division	115	125	323	372
Materials Solutions Division	168	45	465	45
Total gross profit by reportable segment	426	390	1,231	1,062
Operating expenses:
Research and development	71	63	218	168
Selling, general and administrative	167	126	514	319
Acquisition and integration costs	3	31	14	41
Restructuring	1	5	13	10
Amortization of intangible assets	68	47	225	77
Goodwill and intangible asset impairments	—	—	1,827	—
Gain on sale of long-lived assets	(2)	—	(2)	(7)
Income (loss) from operations	118	118	(1,578)	454
Interest income	(4)	(1)	(10)	(2)
Interest expense	93	80	266	93
Other expense (income), net	7	(1)	14	(4)
Income (loss) before income taxes	22	40	(1,848)	367
(Benefit) provision for income taxes	(17)	34	(76)	88
Net income (loss)	$39	$6	$(1,772)	$279

Interest income, interest expense and income tax (benefit) expense are not presented by reportable segment because the necessary information is not classified within the segments nor used by the CODM.

The following table sets forth segment assets by reportable segment:

September 30, 2023	Accounts receivable, net	Inventories	Total
Vacuum Solutions Division	$183	$551	$734
Photonics Solutions Division	192	294	486
Materials Solutions Division	243	164	407
Total segment assets	$618	$1,009	$1,627

December 31, 2022	Accounts receivable, net	Inventories	Total
Vacuum Solutions Division	$270	$491	$761
Photonics Solutions Division	194	296	490
Materials Solutions Division	256	190	446
Total segment assets	$720	$977	$1,697

The Company adjusted the accounts receivable, net balances as of December 31, 2022 to correct for immaterial errors in the segments.

The following table reconciles segment assets to total assets:

	September 30, 2023	December 31, 2022
Total segment assets	$1,627	$1,697
Cash and cash equivalents and short-term investments	860	910
Other current assets	288	187
Property, plant and equipment, net	761	800
Right-of-use assets, net	227	234
Goodwill and intangible assets, net	5,154	7,481
Other assets	223	186
Total assets	$9,140	$11,495

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Net revenues:	2023	2022	2023	2022
United States	$317	$393	$937	$1,083
China	183	135	505	284
South Korea	99	82	260	260
Japan	59	46	180	147
Germany	44	100	181	176
Other	230	198	667	511
	$932	$954	$2,730	$2,461

Long-lived assets include property, plant and equipment, net, right-of-use assets, net and certain other assets, and exclude goodwill, intangible assets and long-term tax-related accounts.

Long-lived assets:	September 30, 2023	December 31, 2022
United States	$522	$508
Germany	146	160
China	154	175
Other	325	343
	$1,147	$1,186

Goodwill associated with each of the Company’s reportable segments is as follows:

	VSD	PSD	MSD	Total
Reportable segment:
Gross goodwill, at December 31, 2022	$336	$1,031	$3,087	$4,454
Foreign currency translation and measurement period adjustments	(1)	(3)	(138)	(142)
Gross goodwill, at September 30, 2023	335	1,028	2,949	4,312

Accumulated goodwill impairment, at December 31, 2022	(141)	(5)	—	(146)
Impairment charge	—	(372)	(1,254)	(1,626)
Accumulated goodwill impairment, at September 30, 2023	(141)	(377)	(1,254)	(1,772)

Goodwill, net of accumulated impairment, foreign currency translation and measurement period adjustments, at September 30, 2023	$194	$651	$1,695	$2,540

(16)
Restructuring

The Company recorded restructuring charges of $1 and $13 during the three and nine months ended September 30, 2023, respectively, primarily related to severance costs due to global cost-saving initiatives implemented in each of the first and second quarters of 2023. The Company recorded restructuring charges of $5 during the three months ended September 30, 2022, primarily related to executive payments related to the Atotech Acquisition, and $10 during the nine months ended September 30, 2022, primarily related to severance costs due to a global cost-saving initiative, the closure of two facilities in Europe and executive payments related to the Atotech Acquisition.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Restructuring activities were as follows:

	Nine Months Ended September 30,
	2023	2022
Restructuring accrual beginning of period	$3	$3
Charged to expense	13	10
Payments and adjustments	(10)	(10)
Restructuring accrual end of period	$6	$3

(17)
Commitments and Contingencies

Litigation

The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

(18)
Subsequent Events

On October 3, 2023 (the “Repricing Effective Date”), the Company entered into the First Amendment to the Credit Agreement (the “Repricing Amendment”), which amended the New Credit Agreement. The Repricing Amendment (i) decreased the applicable margin for the USD Tranche B from 2.75% to 2.50% with respect to Term SOFR borrowings and from 1.75% to 1.50% with respect to base rate borrowings, (ii) removed the credit spread adjustments applicable to Term SOFR borrowings of the USD Tranche B and (iii) extended the period during which a 1.00% prepayment premium may be required if the Company prepays any loans under the USD Tranche B in connection with a repricing transaction until the date that is six months following the Repricing Effective Date. The repriced loans were issued with original issue discount of 0.25%. In connection with the execution of the Repricing Amendment, the Company paid customary fees and expenses to JPMorgan Chase Bank, N.A.

On October 31, 2023, the Company made a voluntary prepayment of $100 aggregate principal amount on the USD Tranche A.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding the future financial performance, business prospects and growth of MKS Instruments, Inc. (“MKS”, the “Company,” “our,” or “we”). These statements are only predictions based on current assumptions and expectations. Any statements that are not statements of historical fact (including statements containing the words “will,” “projects,” “intends,” “believes,” “plans,” “anticipates,” “expects,” “estimates,” “forecasts,” “continues” and similar expressions) should be considered to be forward-looking statements. Actual events or results may differ materially from those in the forward-looking statements set forth herein.

Among the important factors that could cause actual events to differ materially from those in the forward-looking statements that we make are the need to generate sufficient cash flows to service and repay the substantial indebtedness we incurred in connection with our acquisition of Atotech Limited (“Atotech” and such transaction, the “Atotech Acquisition”), which we completed in August 2022; the terms of our existing credit facilities under which we incurred such debt; our entry into the chemicals technology business through the Atotech Acquisition, in which we do not have experience and which may expose us to significant additional liabilities; the risk that we are unable to integrate the Atotech Acquisition successfully or realize the anticipated synergies, cost savings and other benefits of the Atotech Acquisition; the ongoing assessment of the ransomware event we identified on February 3, 2023, including legal, reputational, financial and contractual risks resulting from the incident, and other risks related to cybersecurity, data privacy and intellectual property; competition from larger, more advanced or more established companies in our markets; the ability to successfully grow our business and the businesses of Atotech and Electro Scientific Industries, Inc., which we acquired in February 2019 and financial risks associated with those and potential future acquisitions, including goodwill and intangible asset impairments; manufacturing and sourcing risks, including those associated with limited and sole source suppliers and the impact and duration of supply chain disruptions, component shortages, and price increases; changes in global demand and the impact of COVID-19 or any other pandemic, including with respect to such supply chain disruptions, component shortages and price increases; risks associated with doing business internationally, including geopolitical conflicts, trade compliance, regulatory restrictions on our products, components or markets, particularly the semiconductor market, and unfavorable currency exchange and tax rate fluctuations, which risks become more significant as we grow our business internationally and in China specifically; conditions affecting the markets in which we operate, including fluctuations in capital spending in the semiconductor, electronics manufacturing and automotive industries, and fluctuations in sales to our major customers or disruptions or delays from third-party service providers upon which our operations may rely; the ability to anticipate and meet customer demand; the challenges, risks and costs involved with integrating or transitioning local and international operations of the companies we have acquired; risks associated with the attraction and retention of key personnel; potential fluctuations in quarterly results; dependence on new product development; rapid technological and market change; acquisition strategy; volatility of stock price; risks associated with chemical manufacturing and environmental regulation compliance; risks related to defective products; financial and legal risk management; and the other important factors described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission on March 14, 2023 (“Annual Report”). We are under no obligation to, and expressly disclaim any obligation to, update or alter these forward-looking statements, whether as a result of new information, future events or otherwise, even if subsequent events cause our views to change.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations describes principal factors affecting the results of operations, financial condition and liquidity, as well as our critical accounting policies and estimates that require significant judgment and thus have the most significant potential impact on our condensed consolidated financial statements. This section provides an analysis of our financial results for the three months ended September 30, 2023 compared to the three months ended June 30, 2023, and the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

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

Based on our investigation, we concluded ransomware actors encrypted certain of our systems by deploying malware. This incident required us to temporarily suspend operations at certain of our facilities and had a material impact in the first quarter of 2023 on our ability to process orders, ship products and provide service to our Vacuum Solutions Division (“VSD”) and Photonics Solutions Division (“PSD”) customers. As a result of our inability to fulfill orders, we estimated the ransomware event negatively impacted our revenue in the first quarter of 2023 by approximately $160 million. We recovered approximately $120 million of that amount in the second quarter of 2023 and approximately $30 million of that amount in the third quarter of 2023, as we shipped orders that were delayed during the first quarter. Please see “—Markets—Semiconductor Market,” “—Markets—Electronics and Packaging Market” and “—Markets—Specialty Industrial Market” for a discussion of the estimated impact of the ransomware event on our revenue by end market. As we have already shipped most of the orders that were delayed as a result of the ransomware event, we do not expect the ransomware event to have a material impact on our revenue in the fourth quarter of 2023. The incident did not impact the operations of our Materials Solutions Division (“MSD”).

We engaged security specialists to assist in the review, assessment and remediation of our IT controls and strengthened access requirements and unauthorized access detection. We are also implementing procedures to facilitate more timely restoration of our financial reporting systems.

As a result of the ransomware event, we incurred approximately $2 million and $14 million of net costs for the three and nine months ended September 30, 2023, respectively. These costs were primarily comprised of various third-party consulting services, including forensic experts, restoration experts, legal counsel, and other IT and accounting professional expenses, enhancements to our cybersecurity measures, costs to restore our systems and access our data, and employee-related expenses, including with respect to increased overtime. We expect to continue to incur these and other costs related to this incident in the future. As a result of the incident, we have been and may be subject to subsequent investigations, claims or actions, in addition to other costs, fines, penalties, or other obligations related to impacted data, whether or not such data is misused. In addition, we are currently subject to a class action lawsuit arising from this ransomware event. We are unable to predict at this time the potential timing and outcome of these claims and whether we may be subject to further private litigation or inquiries and proceedings by various government agencies, law enforcement and other governmental authorities. For additional information on the risks we face related to this incident and other cybersecurity incidents, refer to “Risk Factors—Risks Related to Cybersecurity, Data Privacy and Intellectual Property Protection” and “Risk Factors—Legal, Tax, Regulatory and Compliance Risks” in Part I, Item 1A of our Annual Report.

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

For further information about our critical accounting policies, please see the discussion of critical accounting policies in our Annual Report in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting — Policies and Estimates.”

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

PSD provides a full range of solutions including lasers, beam measurement and profiling, precision motion control, vibration isolation systems, photonics instruments, temperature sensing, opto-mechanical components, optical elements, laser-based systems for flexible printed circuit board (“PCB”) processing, and laser-based systems for high density interconnect PCB and package substrate manufacturing.

MSD develops leading process and manufacturing technologies for advanced surface modification, electroless and electrolytic plating, and surface finishing. Atotech is a brand within MSD. Applying a comprehensive systems-and-solutions approach,

MSD’s portfolio includes chemistry, equipment, software, and services for innovative and high-technology applications in a wide variety of end markets.

Markets

Net Revenues by End Market

	Three Months Ended				Nine Months Ended
(dollars in millions)	September 30, 2023	% Total	June 30, 2023	% Total	September 30, 2023	% Total	September 30, 2022	% Total
Semiconductor	$367	39%	$441	44%	$1,117	41%	$1,538	63%
Electronics and Packaging	243	26%	225	22%	691	25%	275	11%
Specialty Industrial	322	35%	337	34%	922	34%	648	26%
Total net revenues	$932	100%	$1,003	100%	$2,730	100%	$2,461	100%

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

For the three months ended September 30, 2023, net revenues in our semiconductor market decreased by $74 million or 17%, compared to the prior quarter. We estimate that orders delayed by the ransomware event positively impacted our semiconductor revenue by approximately $20 million for the three months ended September 30, 2023 compared to approximately $90 million for the three months ended June 30, 2023, accounting for nearly all of the decrease in net revenues for the current quarter. We estimate that we have recovered all of the revenue from orders delayed by the ransomware event from the three months ended March 31, 2023, amounting to $110 million.

For the nine months ended September 30, 2023, net revenues in our semiconductor market decreased $421 million, or 27%, compared to the same period in the prior year primarily due to softened demand for semiconductor capital equipment, partially the result of negative macroeconomic conditions.

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

For the three months ended September 30, 2023, net revenues in our electronics and packaging market increased by $18 million, or 8%, compared to the prior quarter. Net revenues grew sequentially due to higher chemistry sales as a result of normal seasonality associated with the consumer electronics market, as well as slightly higher PCB and package substrate production ahead of the Golden Week holidays in Asia in the beginning of the fourth quarter, all of which we report in MSD. Net revenues of laser drilling solutions, which we report in PSD, also increased.

For the nine months ended September 30, 2023, net revenues in our electronics and packaging market increased by $416 million, or 151%, compared to the same period in the prior year. This increase was mainly driven by the Atotech Acquisition, which we completed on August 17, 2022. We estimate the impact of the ransomware event on our electronics and packaging market was nominal.

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

For the three months ended September 30, 2023, net revenues in our specialty industrial market decreased by $15 million, or 4%, compared to the prior quarter. We estimate that orders delayed by the ransomware event positively impacted our specialty industrial market revenue by approximately $10 million for the three months ended September 30, 2023 compared to approximately $30 million for the three months ended June 30, 2023, accounting for the decrease in net revenues for the current quarter. We estimate that we have recovered approximately $40 million of the approximate $45 million of delayed orders from the three months ended March 31, 2023.

For the nine months ended September 30, 2023, net revenues in our specialty industrial market increased by $274 million, or 42%, compared to the same period in the prior year. This increase was driven by an increase in net revenues from the Atotech Acquisition, which we completed on August 17, 2022.

International Markets

A significant portion of our net revenues is from sales to customers in international markets. For the nine months ended September 30, 2023 and 2022, international revenues accounted for approximately 66% and 56%, respectively, of our total net revenues. The increase in the percentage of international revenues is attributable to the Atotech Acquisition. A significant portion of our international net revenues was from China, South Korea, Japan and Germany. We expect international net revenues will continue to account for a significant percentage of total net revenues for the foreseeable future.

Long-lived assets located outside of the United States accounted for approximately 54% and 57% of our total long-lived assets as of September 30, 2023 and December 31, 2022, respectively. Long-lived assets include property, plant and equipment, net, right-of-use assets, net and certain other assets and exclude goodwill, intangible assets and long-term tax-related accounts.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total net revenues of certain line items included in our condensed consolidated statements of operations and comprehensive (loss) income data:

	Three Months Ended		Nine Months Ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Net revenues:
Products	87.8%	88.2%	88.5%	87.5%
Services	12.2	11.8	11.5	12.5
Total net revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product revenues	47.9	46.9	48.6	50.5
Cost of service revenues	6.4	6.3	6.3	6.3
Total cost of revenues (exclusive of amortization shown separately below)	54.3	53.1	54.9	56.8
Gross profit	45.7	46.9	45.1	43.2
Research and development	7.6	7.5	8.0	6.8
Selling, general and administrative	17.9	17.1	18.8	13.0
Acquisition and integration costs	0.3	0.5	0.5	1.7
Restructuring	0.1	1.1	0.5	0.4
Amortization of intangible assets	7.3	7.6	8.2	3.1
Goodwill and intangible asset impairments	—	182.2	66.9	—
Gain on sale of long-lived assets	(0.2)	—	(0.1)	(0.3)
Income (loss) from operations	12.7	(169.1)	(57.8)	18.5
Interest income	(0.4)	(0.4)	(0.4)	(0.1)
Interest expense	10.0	8.8	9.7	3.8
Other expense (income), net	0.8	1.1	0.5	(0.2)
Income (loss) before income taxes	2.4	(178.6)	(67.7)	15.0
(Benefit) provision for income taxes	(1.8)	(2.2)	(2.8)	3.6
Net income (loss)	4.2%	(176.4%)	(64.9%)	11.4%

Net revenues

	Three Months Ended		Nine Months Ended
(dollars in millions)	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Products	$818	$885	$2,416	$2,153
Services	114	118	314	308
Total net revenues	$932	$1,003	$2,730	$2,461

For the three months ended September 30, 2023, net product revenues decreased $67 million compared to the prior quarter. This decrease was primarily due to the effects of the ransomware event, as we recovered approximately $17 million in product revenues during the three months ended September 30, 2023 compared to approximately $105 million during the three months ended June 30, 2023.

For the nine months ended September 30, 2023, net product revenues increased $263 million compared to the same period in the prior year. This increase was mainly driven by the Atotech Acquisition, with MSD net product revenues increasing by $710 million for the nine months ended September 30, 2023 compared to the same period in the prior year, partially offset by decreases in net product revenues of $408 million and $39 million in VSD and PSD, respectively. VSD and PSD net product revenues were negatively impacted by volume decreases as a result of softening demand in our semiconductor and electronics and packaging markets.

Net service revenues consisted mainly of fees for services related to the maintenance and repair of our products, sales of spare parts, and installation and training. For the three months ended September 30, 2023, net service revenues decreased $4 million compared to the prior quarter and were down slightly in VSD, PSD and MSD.

For the nine months ended September 30, 2023, net service revenues increased $6 million compared to the same period in the prior year. This increase was mainly driven by the Atotech Acquisition, with MSD net services revenues increasing by $26 million for the nine months ended September 30, 2023, partially offset by decreases in net service revenues of $18 million and $2 million in VSD and PSD, respectively. VSD net service revenues were negatively impacted by volume decreases as a result of softening demand in our semiconductor market.

The following table sets forth our net revenues by reportable segment:

	Three Months Ended		Nine Months Ended
(dollars in millions)	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Net revenues:
Vacuum Solutions Division	$345	$426	$1,065	$1,491
Photonics Solutions Division	276	279	751	793
Materials Solutions Division	311	298	914	177
Total net revenues	$932	$1,003	$2,730	$2,461

For the three months ended September 30, 2023, net revenues from VSD decreased $81 million compared to the prior quarter, primarily due to the effects of the ransomware event, as we recovered approximately $6 million in net revenues during the three months ended September 30, 2023 compared to $87 million during the three months ended June 30, 2023. For the three months ended September 30, 2023, net revenues from MSD increased $13 million compared to the prior quarter, primarily due to higher chemistry sales to customers of our electronics and general metal finishing reporting units.

For the nine months ended September 30, 2023, net revenues from VSD decreased $426 million compared to the same period in the prior year, which was largely reflective of volume decreases in the semiconductor market.

For the nine months ended September 30, 2023, net revenues from PSD decreased $42 million compared to the same period in the prior year, partially due to decreased industry demand for flexible PCB via drilling equipment as a result of softened demand for electronics, such as personal computers and smartphones, and partially due to decreased demand in the specialty industrial market and volume decreases in the semiconductor market.

For the nine months ended September 30, 2023, revenues from MSD increased $737 million compared to the prior year, as MSD was established in connection with the closing of the Atotech Acquisition in the third quarter of 2022.

Gross margin

	Three Months Ended			Nine Months Ended
	September 30, 2023	June 30, 2023	% Points Change	September 30, 2023	September 30, 2022	% Points Change
Gross margin as a percentage of net revenues:
Products	45.4%	46.9%	(1.5)%	45.1%	42.3%	2.8%
Services	48.0%	46.3%	1.7%	44.9%	49.2%	(4.3)%
Total gross margin	45.7%	46.9%	(1.2)%	45.1%	43.1%	2.0%

Gross margin for our products decreased for the three months ended September 30, 2023, compared to the three months ended June 30, 2023, as a result of lower revenue volumes and higher excess and obsolete inventory charges, mainly related to the discontinuation of a product line. These decreases were partially offset by favorable product mix.

Gross margin for our products increased for the nine months ended September 30, 2023 compared to the same period in the prior year, primarily due to higher revenue volumes related to MSD, which had higher gross margins than VSD and PSD, and favorable product mix, including contributions from MSD. These increases in gross margin were partially offset by lower factory absorption at VSD and higher excess and obsolete inventory charges, mainly related to the discontinuation of a product line.

Gross margin for our services increased for the three months ended September 30, 2023 compared to the prior quarter. The increase in gross margin for our services for the three months ended September 30, 2023 was mainly the result of favorable product mix, partially offset by unfavorable direct labor and overhead absorption.

Gross margin for our services decreased for the nine months ended September 30, 2023 compared to the same period in the prior year. The decrease in gross margin for our services for the nine months ended September 30, 2023 was primarily due to unfavorable product mix and unfavorable overhead absorption.

The following table sets forth gross margin as a percentage of net revenues by reportable segment:

	Three Months Ended			Nine Months Ended
	September 30, 2023	June 30, 2023	% Points Change	September 30, 2023	September 30, 2022	% Points Change
Gross margin as a percentage of net revenues:
Vacuum Solutions Division	41.3%	45.2%	(3.9)%	41.6%	43.3%	(1.7)%
Photonics Solutions Division	41.7%	46.0%	(4.3)%	43.1%	46.9%	(3.8)%
Materials Solutions Division	54.1%	50.0%	4.1%	50.9%	25.1%	25.8%
Total gross margin	45.7%	46.9%	(1.2)%	45.1%	43.1%	2.0%

Gross margin for VSD decreased for the three months ended September 30, 2023, compared to the prior quarter, primarily due to lower revenue volumes and unfavorable product mix. Gross margin for VSD decreased for the nine months ended September 30, 2023, compared to the same period in the prior year, primarily due to lower revenue volumes and unfavorable overhead absorption as a result of softening demand in our semiconductor market, and higher excess and obsolete inventory charges, partially offset by favorable product mix.

Gross margin for PSD decreased for the three months ended September 30, 2023, compared to the prior quarter, primarily due to higher excess and obsolete inventory charges, mainly related to the discontinuation of a product line. Gross margin for PSD decreased for the nine months ended September 30, 2023, compared to the same period in the prior year, primarily due to higher excess and obsolete inventory charges, mainly related to the discontinuation of a product line, and lower revenue volumes.

Gross margin for MSD increased for the three months ended September 30, 2023, compared to the prior quarter, primarily due to favorable product mix and lower overhead costs. Gross margin for MSD increased for the nine months ended September 30, 2023, compared to the same period in the prior year, primarily due to higher revenue volumes and favorable product mix. There were lower net revenues from MSD for the nine months ended September 30, 2022 as MSD was established in connection with the closing of the Atotech Acquisition in the third quarter of 2022.

Research and development

	Three Months Ended		Nine Months Ended
(dollars in millions)	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Research and development	$71	$75	$218	$168

For the three months ended September 30, 2023, research and development expenses decreased by $4 million, compared to the prior quarter, primarily due to decreases in compensation-related costs. For the nine months ended September 30, 2023, research and development expenses increased by $50 million, compared to the same period in the prior year, primarily due to the Atotech Acquisition.

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

Selling, general and administrative

	Three Months Ended		Nine Months Ended
(dollars in millions)	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Selling, general and administrative	$167	$172	$514	$319

For the three months ended September 30, 2023, selling, general and administrative expenses decreased $5 million, compared to the prior quarter, primarily due to a decrease of $3 million in compensation-related costs and a decrease of $2 million in travel-related costs.

For the nine months ended September 30, 2023, selling, general and administrative expenses increased $195 million, compared to the same period in the prior year, mainly driven by $173 million from the Atotech Acquisition, as well as increases from VSD and PSD of $22 million. The increases in VSD and PSD were the result of $14 million in net costs incurred as a result of the ransomware event, an increase of $5 million in compensation-related costs and an increase of $5 million in consulting and professional fees, partially offset by a decrease of $2 million in bad debt expense.

Acquisition and integration costs

	Three Months Ended		Nine Months Ended
(dollars in millions)	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Acquisition and integration costs	$3	$5	$14	$41

Acquisition and integration costs incurred during the three months ended September 30, 2023 and June 30, 2023 and the nine months ended September 30, 2023 and 2022 were primarily related to consulting and professional fees related to the Atotech Acquisition.

Restructuring

	Three Months Ended		Nine Months Ended
(dollars in millions)	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Restructuring	$1	$11	$13	$10

Restructuring charges during the three and nine months ended September 30, 2023 and the three months ended June 30, 2023 were related to severance costs as a result of global cost saving initiatives implemented in each of the first and second quarters of 2023. Restructuring charges during the nine months ended September 30, 2022 were primarily related to severance costs due to a global cost-saving initiative and the closure of two facilities in Europe as well as executive payments related to the Atotech Acquisition.

Amortization of intangible assets

	Three Months Ended		Nine Months Ended
(dollars in millions)	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Amortization of intangible assets	$68	$76	$225	$77

For the three months ended September 30, 2023, amortization of intangible assets decreased by $8 million, compared to the prior quarter, primarily due to the write-off of completed technology at our equipment solutions business (“ESB”) in the second quarter of 2023. For the nine months ended September 30, 2023, amortization of intangible assets increased $148 million, compared to the same period in the prior year, primarily due to amortization of intangible assets as a result of the Atotech Acquisition.

Goodwill and intangible asset impairments

	Three Months Ended		Nine Months Ended
(dollars in millions)	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Goodwill and intangible asset impairments	$—	$1,827	$1,827	$—

During the quarter ended June 30, 2023, as a result of softer industry demand, particularly in the personal computer and smartphone markets, we concluded there was a triggering event at our Electronics (“EL”) and General Metal Finishing (“GMF”) reporting units, which together constitute MSD, and our ESB reporting unit of PSD. We concluded there was no triggering event at our other reporting units within VSD and PSD.

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

We will continue to monitor and evaluate the carrying value of goodwill and intangible assets. If market and economic conditions or business performance deteriorate, the likelihood that we would record an impairment charge would increase, which could materially and adversely affect our financial condition and operating results. There were no impairment charges in the third quarter of 2023.

Gain on sale of long-lived assets

	Three Months Ended		Nine Months Ended
(dollars in millions)	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Gain on sale of long-lived assets	$(2)	$—	$(2)	$(7)

In the three and nine months ended September 30, 2023 and the nine months ended September 30, 2022, we recorded gains as a result of receiving cash from the sale of a minority interest investment in a private company.

Interest expense

	Three Months Ended		Nine Months Ended
(dollars in millions)	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Interest expense	$93	$88	$266	$93

For the three months ended September 30, 2023, interest expense increased $5 million, compared to the prior quarter, primarily due to higher interest rates related to the outstanding borrowings on the New Term Loan Facility we entered into in connection with the Atotech Acquisition. For the nine months ended September 30, 2023, interest expense increased $173 million, compared to the same period in the prior year, primarily due to borrowings on the New Term Loan Facility we entered into in connection with the Atotech Acquisition.

Other expense (income), net

	Three Months Ended		Nine Months Ended
(dollars in millions)	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Other expense (income), net	$7	$11	$14	$(4)

Other expense (income), net, for the three and nine months ended September 30, 2023, three months ended June 30, 2023 and nine months ended September 30, 2022 consisted primarily of net foreign exchange and fair value gains and losses.

(Benefit) provision for income taxes

	Three Months Ended		Nine Months Ended
(dollars in millions)	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
(Benefit) provision for income taxes	$(17)	$(22)	$(76)	$88

Our effective tax rate for the three months ended September 30, 2023 and June 30, 2023 was (75.3)% and 1.2%, respectively. Our effective tax rate for the three months ended September 30, 2023 was lower than the U.S. statutory tax rate, primarily due to the deduction for foreign derived intangible income and various tax credits. Our effective tax rate for the three months ended June 30, 2023 was lower than the U.S. statutory tax rate primarily due to the tax benefit related to impairment of intangible assets discretely recorded during the three-month period.

Our effective tax rate for the nine months ended September 30, 2023 and September 30, 2022 was 4.1% and 24.1%, respectively. Our effective tax rate for the nine months ended September 30, 2023 was lower than the U.S. statutory tax rate primarily due to the tax benefit related to the impairment of intangible assets and various tax credits. Our effective tax rate for the nine months ended September 30, 2022 was higher than the U.S. statutory rate mainly due to additional estimated accrued withholding taxes related to our change in indefinite reinvestment assertion, non-deductibility of certain costs associated with the Atotech Acquisition, and the U.S. global intangible low-taxed income inclusion.

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

Liquidity and Capital Resources

Cash and cash equivalents and short-term marketable investments at September 30, 2023 and December 31, 2022 totaled $860 million and $910 million, respectively. The primary driver in our current and anticipated future cash flows is, and we expect will continue to be, cash generated from operations, consisting primarily of our net (loss) income, excluding non-cash charges and changes in operating assets and liabilities. In periods when our sales are growing, higher sales to customers will result in increased trade receivables, and inventories will generally increase as we build products for future sales. This may result in lower cash generated from operations. Conversely, in periods when our sales are declining, our accounts receivable and inventory balances will generally decrease, resulting in increased cash from operations. We believe that our current cash and investments position and available borrowing capacity, together with the cash anticipated to be generated from our operations will be sufficient to satisfy our estimated working capital, planned capital expenditure requirements, payments of debt, and any future cash dividends declared by our Board of Directors or share repurchases through at least the next 12 months and the foreseeable future.

Net cash provided by operating activities was $138 million for the nine months ended September 30, 2023, resulting from a net loss of $1,772 million, which included non-cash charges of $2,100 million, mainly the result of a $1,827 million non-cash impairment of goodwill and intangible assets, offset by a net increase in working capital of $190 million. The net increase in working capital was primarily due to a decrease in accounts payable of $110 million, a decrease in income taxes payable of $75 million, a decrease of $11 million in accrued compensation, and an increase in inventory of $99 million. This net increase in working capital was partially offset by a decrease in accounts receivable of $85 million, a decrease in other current and non-current assets of $12 million and an increase of $8 million in other current and non-current liabilities.

Net cash used in investing activities was $50 million for the nine months ended September 30, 2023, consisting primarily of $53 million in capital expenditures.

Net cash used in financing activities was $116 million for the nine months ended September 30, 2023, primarily due to $67 million of payments on our New Term Loan Facility and $44 million of dividend payments.

Holders of our common stock are entitled to receive dividends when they are declared by our Board of Directors. During each of the first three quarters of 2023 and 2022, our Board of Directors declared a cash dividend of $0.22 per share. The cash dividends totaled $44 million and $37 million for the nine months ended September 30, 2023 and 2022, respectively. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of our Board of Directors. In addition, under the New Credit Facilities as defined and described further below, we may be restricted from paying dividends under certain circumstances.

Atotech Acquisition and New Credit Facilities

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

Borrowings under the New Credit Facilities bear interest at a rate per annum equal to, at our option, any of the following, plus, in each case, an applicable margin: (a) with respect to the USD Tranche A, the USD Tranche B and the New Revolving Facility, (x) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the prime rate quoted in The Wall Street Journal, or (3) a forward-looking term rate based on the variable secured overnight financing rate (“Term SOFR”) (plus, except as described further below with respect to the USD Tranche B, an applicable credit spread adjustment) for an interest period of one month, plus 1.00%; and (y) a Term SOFR rate (plus, except as described further below with respect to the USD Tranche B, an applicable credit spread adjustment) for the interest period relevant to such borrowing, subject to a rate floor of (I) with respect to the USD Tranche B, 0.50% and (II) with respect to the USD Tranche A and the New Revolving Facility, 0.0%; and (b) with respect to the Euro Tranche B, a Euro Interbank Offered Rate (“EURIBOR”) rate determined by reference to the costs of funds for Euro deposits for the interest period relevant to such borrowing adjusted for certain additional costs, subject to a EURIBOR rate floor of 0.0%. The USD Tranche A was issued with original issue discount of 0.25% of the principal amount thereof. The USD Tranche B and the Euro Tranche B were issued with original issue discount of 2.00% of the principal amount thereof. The applicable margin for borrowings under the USD Tranche A is 1.50% with respect to base rate borrowings and 2.50% with respect to Term SOFR borrowings. As of September 30, 2023, the applicable margin for borrowings under the USD Tranche B was 1.75% with respect to base rate borrowings and 2.75% with respect to Term SOFR borrowings. The applicable margin for borrowings under the Euro Tranche B is 3.00%. The applicable margin for borrowings under the New Revolving Facility is 1.50% with respect to base rate borrowings and 2.50% with respect to Term SOFR borrowings.

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

We incurred $242 million of deferred financing fees and original issue discount related to the term loans under the New Term Loan Facility, which are included in long-term debt, net in the accompanying condensed consolidated balance sheets and are being amortized to interest expense over the estimated life of the term loans using the effective interest method. A portion of the deferred financing fees and original issue discount was accelerated in connection with the debt prepayment and extinguishment of the Prior Term Loan Facility (as defined below).

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

We may voluntarily prepay outstanding loans under the New Credit Facilities from time to time, subject to certain conditions, without premium or penalty other than customary “breakage” costs with respect to Term SOFR or EURIBOR loans; provided, however, that subject to certain exceptions, if on or prior to the date that is twelve months after the closing date of the New Term Loan Facility, we prepaid any loans under the USD Tranche B or the Euro Tranche B in connection with a repricing transaction, we would have been required to pay a prepayment premium of 1.00% of the aggregate principal amount of the loans so prepaid. Additionally, we may voluntarily reduce the unutilized portion of the commitment amount under the New Revolving Facility.

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

The New Credit Agreement also contains customary representations and warranties, affirmative covenants and provisions relating to events of default. If an event of default occurs, the lenders under the New Credit Facilities will be entitled to take various actions, including the acceleration of amounts due under the New Credit Facilities and all actions permitted to be taken by a secured creditor. As of September 30, 2023, we were in compliance with all covenants under the New Credit Agreement.

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

As of September 30, 2023, the outstanding principal amount of the New Term Loan Facility was $5.0 billion and the weighted average interest rate was 7.9%. As of September 30, 2023, there were no borrowings under the New Revolving Facility.

On October 3, 2023 (the “Repricing Effective Date”), we entered into the First Amendment to our Credit Agreement (the “Repricing Amendment”), which amended our New Credit Agreement. The Repricing Amendment (i) decreased the applicable margin for our USD Tranche B from 2.75% to 2.50% with respect to Term SOFR borrowings and from 1.75% to 1.50% with respect to base rate borrowings, (ii) removed the credit spread adjustments applicable to Term SOFR borrowings of the USD Tranche B and (iii) extended the period during which a 1.00% prepayment premium may be required if we prepay any loans under the USD Tranche B in connection with a repricing transaction until the date that is six months following the Repricing Effective Date. The repriced loans were issued with original issue discount of 0.25%. In connection with the execution of the Repricing Amendment, we paid customary fees and expenses to JPMorgan Chase Bank, N.A.

On October 31, 2023, we made a voluntary prepayment of $100 million aggregate principal amount on our USD Tranche A.

Lines of Credit and Borrowing Arrangements

Certain of our Japanese subsidiaries have lines of credit and a financing facility with various financial institutions, many of which generally expire and are renewed at three-month intervals with the remaining having no expiration date. These lines of credit and financing facility provided for aggregate borrowings as of September 30, 2023 of up to an equivalent of $13 million. There were no borrowings under these arrangements at September 30, 2023 and December 31, 2022.

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

Contractual Obligations

There have been no changes outside the ordinary course of business to our contractual obligations as disclosed in our Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information concerning market risk is contained in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report. As of September 30, 2023, there were no material changes in our exposure to market risk from December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting as described below and in “Controls and Procedures” contained in our Annual Report.

Based on its assessment, our management concluded that a material weakness existed as of December 31, 2022 which has not been remediated as of September 30, 2023. We did not maintain sufficient information technology (“IT”) controls to prevent or detect, on a timely basis, unauthorized access to the Company’s financial reporting systems. Specifically, we did not design and maintain effective controls with regard to our financial reporting systems related to access authentication, intrusion detection and response capability, and backup and restoration such that recovery from a cybersecurity incident could be performed in a more timely manner. This material weakness did not result in a misstatement to the annual or interim consolidated financial statements previously filed or included in this Quarterly Report on Form 10-Q. However, this material weakness could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

We have been actively addressing the identified material weakness. Several remediation measures have been completed and actions with regard to our remediation plan are ongoing and include the following:

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS.

Information regarding risk factors affecting our business is discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission on March 14, 2023.

ITEM 5. OTHER INFORMATION.

The following table describes, for the quarterly period covered by this report, each trading arrangement for the sale or purchase of Company securities adopted or terminated by our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Jacqueline F. Moloney (Director)	Adoption (August 30, 2023)	Rule 10b5-1 trading arrangement	Sale	Until October 4, 2024, or such earlier date upon which all transactions are completed or expire without execution	Up to 1,000 shares

ITEM 6. EXHIBITS.

Exhibit No.	Exhibit Description

+3.1 (1)	Restated Articles of Organization of the Registrant

+3.2 (2)	Articles of Amendment to Restated Articles of Organization of the Registrant, as filed with the Secretary of State of Massachusetts on May 18, 2001

+3.3 (3)	Articles of Amendment to Restated Articles of Organization of the Registrant, as filed with the Secretary of State of Massachusetts on May 16, 2002

+3.4 (4)	Amended and Restated By-Laws of the Registrant

+10.1 (5)

First Amendment to Credit Agreement, dated as of October 3, 2023, by and among the Registrant, as parent borrower, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and each lender party thereto.

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
(5)
Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-23621), filed with the Securities and
Exchange Commission on October 3, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MKS INSTRUMENTS, INC.

Date: November 8, 2023	By:	/s/ Seth H. Bagshaw
Seth H. Bagshaw
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)