Form 10-Q
period 2024-06-30
MKS INSTRUMENTS INC
filed 2024-08-08
CIK 1049502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 29, 2024, the registrant had 67,287,594 shares of common stock outstanding.

MKS INSTRUMENTS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MKS INSTRUMENTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

(Unaudited)

ASSETS	June 30, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$850	$875
Short-term investments	1	—
Accounts receivable, net of allowance for doubtful accounts of $7 and $6 at June 30, 2024 and December 31, 2023, respectively	597	603
Inventories	938	991
Other current assets	262	227
Total current assets	2,648	2,696

Property, plant and equipment, net	759	784
Right-of-use assets, net	229	225
Goodwill	2,495	2,554
Intangible assets, net	2,418	2,619
Other assets	314	240
Total assets	$8,863	$9,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$50	$93
Accounts payable	291	327
Other current liabilities	399	428
Total current liabilities	740	848

Long-term debt, net	4,832	4,696
Non-current deferred taxes	588	640
Non-current accrued compensation	144	151
Non-current lease liabilities	202	205
Other non-current liabilities	124	106
Total liabilities	6,630	6,646
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 2 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 200 shares authorized; 67.3 and 66.9 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	2,042	2,195
Retained earnings	381	373
Accumulated other comprehensive (loss) income	(190)	(96)
Total stockholders’ equity	2,233	2,472
Total liabilities and stockholders’ equity	$8,863	$9,118

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INSTRUMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in millions, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenues:
Products	$770	$885	$1,524	$1,597
Services	117	118	231	200
Total net revenues	887	1,003	1,755	1,797
Cost of revenues:
Products	412	470	810	878
Services	56	63	111	113
Total cost of revenues (exclusive of amortization shown separately below)	468	533	921	991
Gross profit	419	470	834	806
Research and development	66	75	136	147
Selling, general and administrative	161	172	331	348
Acquisition and integration costs	2	5	3	11
Restructuring and other	2	11	5	12
Fees and expenses related to amendments to the Term Loan Facility	—	—	3	—
Amortization of intangible assets	61	76	123	157
Goodwill and intangible asset impairments	—	1,827	—	1,827
Income (loss) from operations	127	(1,696)	233	(1,696)
Interest income	(5)	(4)	(11)	(7)
Interest expense	79	88	166	173
Loss on extinguishment of debt	38	—	47	—
Other (income) expense, net	(7)	11	(10)	9
Income (loss) before income taxes	22	(1,791)	41	(1,871)
(Benefit) provision for income taxes	(1)	(22)	4	(59)
Net income (loss)	$23	$(1,769)	$37	$(1,812)
Other comprehensive income (loss), net of tax:
Changes in value of financial instruments designated as cash flow hedges	$2	$44	$33	$29
Foreign currency translation adjustments	(52)	(218)	(166)	(173)
Change in net investment hedge	8	2	28	(13)
Unrealized (loss) gain on investments	—	(11)	8	(11)
Net unrecognized pension gain (loss)	2	(3)	3	(5)
Total comprehensive (loss) income	$(17)	$(1,955)	$(57)	$(1,985)
Net income (loss) per share:
Basic	$0.34	$(26.47)	$0.56	$(27.14)
Diluted	$0.33	$(26.47)	$0.55	$(27.14)
Weighted average common shares outstanding:
Basic	67.3	66.8	67.2	66.8
Diluted	67.5	66.8	67.5	66.8

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INSTRUMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share data)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance at December 31, 2023	66.9	$0.1	$2,195	$373	$(96)	$2,472
Net issuance under stock-based plans	0.2		(9)			(9)
Stock-based compensation			15			15
Cash dividend ($0.22 per common share)				(15)		(15)
Comprehensive (loss) income (net of tax):
Net income (loss)				15		15
Other comprehensive (loss) income					(54)	(54)
Balance at March 31, 2024	67.1	0.1	2,201	373	(150)	2,424
Net issuance under stock-based plans	0.2		(2)			(2)
Stock-based compensation			11			11
Purchase of capped calls related to Convertible Notes			(167)			(167)
Cash dividend ($0.22 per common share)				(15)		(15)
Comprehensive (loss) income (net of tax):
Net income (loss)				23		23
Other comprehensive (loss) income					(40)	(40)
Balance at June 30, 2024	67.3	0.1	2,042	381	(190)	2,233

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance at December 31, 2022	66.6	$—	$2,142	$2,272	$69	$4,483
Net issuance under stock-based plans	0.1		(6)			(6)
Stock-based compensation			18			18
Cash dividend ($0.22 per common share)				(15)		(15)
Comprehensive (loss) income (net of tax):
Net (loss) income				(42)		(42)
Other comprehensive income (loss)					13	13
Balance at March 31, 2023	66.7	—	2,154	2,215	82	4,451
Net issuance under stock-based plans	0.2		1			1
Stock-based compensation			13			13
Cash dividend ($0.22 per common share)				(15)		(15)
Comprehensive (loss) income (net of tax):
Net (loss) income				(1,769)		(1,769)
Other comprehensive (loss) income					(186)	(186)
Balance at June 30, 2023	66.9	—	2,168	431	(104)	2,495

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INSTRUMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$37	$(1,812)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	175	208
Goodwill and intangible asset impairments	—	1,827
Unrealized loss (gain) on derivatives not designated as hedging instruments	—	20
Amortization of debt issuance costs and original issue discount	16	15
Loss on extinguishment of debt	47	—
Stock-based compensation	26	31
Provision for excess and obsolete inventory	25	30
Deferred income taxes	(95)	(120)
Other	4	1
Changes in operating assets and liabilities	—
Accounts receivable	(11)	80
Inventories	13	(94)
Other current and non-current assets	23	(11)
Accounts payable	(30)	(108)
Accrued compensation	(48)	(35)
Income taxes payable	33	(56)
Other current and non-current liabilities	(26)	2
Net cash provided by (used in) operating activities	189	(22)
Cash flows from investing activities:
Proceeds from sale of long-lived assets	1	1
Purchases of property, plant and equipment	(45)	(35)
Net cash used in investing activities	(44)	(34)
Cash flows from financing activities:
Proceeds from borrowings	2,161	1
Payments of borrowings	(2,075)	(45)
Purchase of capped calls related to Convertible Notes	(167)	—
Payments of deferred financing fees	(33)	—
Dividend payments	(30)	(29)
Net (payments) proceeds related to employee stock awards	(11)	(5)
Other financing activities	(4)	—
Net cash used in financing activities	(159)	(78)
Effect of exchange rate changes on cash and cash equivalents	(11)	(18)
Decrease in cash and cash equivalents	(25)	(152)
Cash and cash equivalents at beginning of period	875	909
Cash and cash equivalents at end of period	$850	$757

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

(1)
Basis of Presentation

The terms “MKS” and the “Company” refer to MKS Instruments, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim financial data as of June 30, 2024, and for the three and six months ended June 30, 2024, are unaudited; however, in the opinion of MKS, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet presented as of December 31, 2023 has been derived from the consolidated audited financial statements as of that date. The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by United States generally accepted accounting principles (“U.S. GAAP”). The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the MKS Annual Report on Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission on February 27, 2024.

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

(3)
Revenue from Contracts with Customers

Contract assets as of June 30, 2024 and December 31, 2023 were $22 and $26, respectively. A roll-forward of the Company’s deferred revenue and customer advances is as follows:

	Six Months Ended
	June 30, 2024	June 30, 2023
Beginning balance, January 1(1)	$79	$96
Additions to deferred revenue and customer advances	60	84
Amount of deferred revenue and customer advances recognized in income	(72)	(93)
Ending balance, June 30(2)	$67	$87

(1)
Beginning balance as of January 1, 2024 included $77 of current deferred revenue and customer advances and $2 of non-current deferred revenue. Beginning balance as of January 1, 2023 included $94 of current deferred revenue and customer advances and $2 of non-current deferred revenue.
(2)
Ending balance as of June 30, 2024 included $65 of current deferred revenue and customer advances and $2 of non-current deferred revenue. Ending balance as of June 30, 2023 included $85 of current deferred revenue and customer advances and $2 of non-current deferred revenue.

Revenue from certain custom products, including MSD plating equipment, and revenue from certain service contracts are recorded over time. Remaining product and services revenues are recorded at a point in time.

Disaggregation of Revenue

The following tables summarize product and service revenue from contracts with customers in MKS’ three reportable segments.

	Three Months Ended June 30, 2024
	VSD	PSD	MSD	Total
Net revenues:
Products	$276	$210	$284	$770
Services	59	44	14	117
Total net revenues	$335	$254	$298	$887

	Three Months Ended June 30, 2023
	VSD	PSD	MSD	Total
Net revenues:
Products	$373	$228	$284	$885
Services	61	43	14	118
Total net revenues	$434	$271	$298	$1,003

	Six Months Ended June 30, 2024
	VSD	PSD	MSD	Total
Net revenues:
Products	$550	$424	$550	$1,524
Services	118	83	30	231
Total net revenues	$668	$507	$580	$1,755

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

	Six Months Ended June 30, 2023
	VSD	PSD	MSD	Total
Net revenues:
Products	$635	$387	$575	$1,597
Services	103	70	27	200
Total net revenues	$738	$457	$602	$1,797

The following table summarizes revenue from contracts with customers in the Company’s three end markets: Semiconductor, Electronics and Packaging, and Specialty Industrial.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Semiconductor	$369	$441	$720	$750
Electronics and Packaging	229	225	437	447
Specialty Industrial	289	337	598	600
	$887	$1,003	$1,755	$1,797

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Assets and liabilities of the Company are measured at fair value on a recurring basis as of June 30, 2024 and are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$324	$324	$—	$—
Time deposits	21	—	21	—
Equity securities	2	2	—	—
Available-for-sale securities:
Time deposits and certificates of deposit	1	—	1	—
Group insurance contracts	6	—	6	—
Derivatives
Foreign exchange forward contracts	10	—	10	—
Interest rate hedges - current	15	—	15	—
Interest rate hedges - non-current	53	—	53	—
Pension and deferred compensation plan assets	20	—	20	—
Total assets	$452	$326	$126	$—
Liabilities:
Derivatives
Foreign exchange forward contracts-current	$2	$—	$2	$—
Interest rate hedges-non-current	1	—	1	—
Total liabilities	$3	$—	$3	$—
Reported as follows:
Assets:
Cash and cash equivalents(1)	$345	$324	$21	$—
Short-term investments	1	—	1	—
Other current assets	25	—	25	—
Total current assets	$371	$324	$47	$—
Other assets	$81	$2	$79	$—
Liabilities:
Other current liabilities	$2	$—	$2	$—
Other non-current liabilities	$1	$—	$1	$—

(1) The cash and cash equivalents amount presented in the table above does not include cash of $505 as of June 30, 2024.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Assets and liabilities of the Company are measured at fair value on a recurring basis as of December 31, 2023 and are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$356	$356	$—	$—
Time deposits	12	—	12	—
Available-for-sale securities:
Group insurance contracts	6	—	6	—
Derivatives
Foreign exchange forward contracts	2	—	2	—
Interest rate hedge - current	3	—	3	—
Interest rate hedge - non-current	41	—	41	—
Pension and deferred compensation plan assets	19	—	19	—
Total assets	$439	$356	$83	$—
Liabilities:
Derivatives
Foreign exchange forward contracts	$5	$—	$5	$—
Total liabilities	$5	$—	$5	$—
Reported as follows:
Assets:
Cash and cash equivalents (1)	$368	$356	$12	$—
Other current assets	5	—	5	—
Total current assets	$373	$356	$17	$—
Other assets	$66	$—	$66	$—
Liabilities:
Other current liabilities	$5	$—	$5	$—

(1) The cash and cash equivalents amount presented in the table above does not include cash of $507 as of December 31, 2023.

Other Fair Value Disclosures

The estimated carrying value and fair value of the Company’s debt as of June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	$3,617	$3,622	$4,953	$4,965
Convertible Notes	1,400	1,493	—	—
Total	$5,017	$5,115	$4,953	$4,965

The estimated carrying value and fair value of the Company’s Term Loan Facility, as defined and further described in Note 8, was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy. The estimated fair value of the Company’s Convertible Notes, as defined and further described in Note 8, was determined based on the last traded price of the Convertible Notes for the period ended June 30, 2024, and falls under Level 2 of the fair value hierarchy.

Pension and Deferred Compensation Plan Assets

The pension and deferred compensation plan assets represent investments in mutual funds, exchange traded funds, government securities and other time deposits. These investments are set aside for employee retirement benefits of certain of the Company’s subsidiaries.

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

The following tables summarize the primary net hedging positions and fair values of foreign exchange forward contracts outstanding as of June 30, 2024 and December 31, 2023:

	June 30, 2024
Currency Hedged (Buy/Sell)	Net Notional Value	Fair Value Asset (Liability)
U.S. dollar/Japanese yen	$31	$5
U.S. dollar/South Korean won	72	2
U.S. dollar/Taiwan dollar	27	1
U.S. dollar/Singapore dollar	1	—
U.S. dollar/Chinese renminbi	20	—
U.S. dollar/Mexican peso	6	—
U.S. dollar/Thai baht	4	—
U.S. dollar/Hong Kong dollar	1	—
Euro/U.S. dollar	5	—
Euro/Chinese renminbi	2	—
Euro/Canadian dollar	1	—
Malaysian ringgit/U.S. dollar	7	—
Polish zloty/U.S. dollar	1	—
U.K. pound sterling/U.S. dollar	27	—
Canadian dollar/U.S. dollar	1	—
Total	$206	$8

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

	December 31, 2023
Currency Hedged (Buy/Sell)	Net Notional Value	Fair Value (Liability) Asset
U.S. dollar/Japanese yen	$65	$—
U.S. dollar/South Korean won	70	(3)
U.S. dollar/Taiwan dollar	22	—
U.S. dollar/Singapore dollar	1	—
U.S. dollar/Chinese renminbi	8	—
U.S. dollar/Mexican peso	5	—
Euro/U.S. dollar	71	—
Euro/Chinese renminbi	4	—
Euro/Canadian dollar	1	—
U.K. pound sterling/U.S. dollar	19	—
Total	$266	$(3)

The following table summarizes the net gains (losses) on derivatives designated as cash flow hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Foreign exchange forward contracts and interest rate hedges:
Net gains (losses) recognized in accumulated OCI	$2	$44	$33	$29
Net gains (losses) reclassified from accumulated OCI into income	$2	$1	$1	$2

In the above table, the Company corrected for immaterial presentation errors in net gains (losses) recognized in accumulated OCI and net gains (losses) reclassified from accumulated OCI into income for the three and six months ended June 30, 2023. The net amount of existing gains as of June 30, 2024 expected to be reclassified from OCI into earnings within the next 12 months is immaterial.

Net Investment Hedges

On January 1, 2023, the Company designated certain Euro-denominated debt as a net investment hedge to hedge a portion of its net investments in certain of its entities with functional currencies denominated in the Euro. On January 22, 2024, the Company prepaid its USD Tranche A in full using, in part, a €250 incremental borrowing under its Euro Tranche B, each as defined and further described in Note 8. On January 22, 2024, the Company designated the additional €250 of its Euro Tranche B as a net investment hedge. As of June 30, 2024, the total principal amount outstanding under its Euro Tranche B was €838 and the entire balance was designated as a net investment hedge. As of December 31, 2023, the total principal amount outstanding under its Euro Tranche B was €593 and the entire balance was designated as a net investment hedge. For these net investment hedges, the Company defers recognition of the foreign currency remeasurement gains and losses within the foreign currency translation adjustment component of OCI.

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The following table summarizes the terms and fair values of interest rate swaps and interest rate caps outstanding at June 30, 2024 and December 31, 2023:

					June 30, 2024	December 31, 2023
Effective Date	Maturity	Fixed Rate	Notional Amount at Effective Date	Notional Amount at June 30, 2024	Fair Value Asset (Liability)	Fair Value Asset (Liability)
Interest Rate Swaps
June 30, 2023	February 28, 2025	0.391%	$200	$200	$6	$9
June 30, 2023	February 28, 2025	0.543%	300	300	9	14
September 30, 2022	September 30, 2026	3.156%	350	350	10	5
January 2, 2024	January 31, 2028	2.841%	250	250	11	7
September 30, 2022	September 30, 2027	3.198%	350	350	11	5
January 2, 2024	January 31, 2029	2.986%	250	250	12	6
September 30, 2022	September 30, 2026	3.358%	600	400	9	5
December 28, 2023	December 31, 2027	4.550%	500	500	(1)	(10)
			2,800	2,600	67	41
Interest Rate Caps
June 30, 2023	January 31, 2024	0.805%	350	—	—	1
June 30, 2023	January 31, 2024	0.805%	350	—	—	2
			700	—	—	3
		Total	$3,500	$2,600	$67	$44

The interest rate swaps are recorded at fair value on the balance sheet and changes in the fair value are recognized in OCI. To the extent these arrangements are no longer effective hedges, the hedging relationship will be discontinued and changes in the fair value of the hedging instruments from the last assessment period that were effective up to the current period will be recorded immediately in earnings. Amounts previously recorded in OCI will remain in OCI and will be reclassified to earnings when the interest payments impact consolidated earnings. If the Company determines that the interest payments are unlikely to occur, amounts previously recorded in OCI will be reclassified to earnings immediately. Changes in the fair value of interest rate caps were recorded immediately in earnings, as the Company did not designate these instruments as hedges and therefore these instruments did not qualify for hedge accounting. The interest rate caps expired on January 31, 2024.

The following table summarizes the net gains (losses) on derivatives not designated as hedging instruments, consisting of balance sheet hedges and interest rate caps:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net gains (losses) recognized in income	$1	$(6)	$(3)	$(16)

In the above table, the Company corrected for immaterial presentation errors in the net gains (losses) recognized in income for the three and six months ended June 30, 2023.

(6)
Inventories

Inventories consist of the following:

	June 30, 2024	December 31, 2023
Raw materials	$718	$740
Work-in-process	85	94
Finished goods	135	157
Total	$938	$991

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

The changes in the carrying amount of goodwill and accumulated impairment loss during the six months ended June 30, 2024 were as follows:

	Gross Carrying Amount	Accumulated Impairment Loss	Net
Beginning balance, January 1, 2024	$4,387	$(1,833)	$2,554
Foreign currency translation and measurement period adjustments	(59)	—	(59)
Ending balance, June 30, 2024	$4,328	$(1,833)	$2,495

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

This quantitative assessment for the quarter ended June 30, 2023 resulted in the following:

Reporting Unit	Goodwill Impairment	Remaining Goodwill
Electronics	$826	$1,420
General Metal Finishing	428	307
Equipment Solutions	372	100

In addition, the Company used an income approach to determine the fair value of the long-lived and indefinite-lived intangible assets within these reporting units (Level 3 within the fair value hierarchy). These valuations resulted in a $20 fair value and $152 impairment of completed technology within the equipment solutions reporting unit and a $72 fair value and $49 impairment of in-process research and development (“IPR&D”) within the electronics reporting unit. After evaluating forecast updates and carrying values, the Company did not identify impairments at any other of its reporting units.

For the completed technology valuation within the equipment solutions reporting unit, the forecasted future undiscounted cash flows were consistent with the Company’s goodwill analysis, using an approximate seven year useful life, an 8% weighted-average forecasted revenue growth rate, and a discount rate of 13.5%. For the IPR&D intangible asset within the electronics reporting unit, the forecasted undiscounted future cash flows utilized were consistent with the Company’s goodwill analysis, with estimated time to complete in-process projects of up to two years, and a discount rate of 12.5%.

Intangible Assets

The Company’s intangible assets are comprised of the following:

As of June 30, 2024:	Gross	Accumulated Impairment Charges	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology	$1,268	$(152)	$(451)	$(24)	$641
Customer relationships	2,072	(1)	(406)	(70)	1,595
Patents, trademarks, trade names and other	381	(63)	(124)	(12)	182
	$3,721	$(216)	$(981)	$(106)	$2,418

As of December 31, 2023:	Gross	Accumulated Impairment Charges	Accumulated Amortization Charges	Foreign Currency Translation and Measurement Period Adjustments	Net
Completed technology	$1,268	$(152)	$(405)	$(4)	$707
Customer relationships	2,072	(1)	(335)	(17)	1,719
Patents, trademarks, trade names and other	381	(63)	(118)	(7)	193
	$3,721	$(216)	$(858)	$(28)	$2,619

During the six months ended June 30, 2023, $9 of IPR&D was written off to amortization expense as certain projects were cancelled.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Aggregate amortization expense related to acquired intangible assets for the six months ended June 30, 2024 and 2023 was $123 and $157, respectively.

Aggregate net amortization expense related to acquired intangible assets for future years is as follows:

Year	Amount
2024 (remaining)	$124
2025	245
2026	241
2027	240
2028	240
2029	238
Thereafter	1,034

The Company excluded from the above table intangible assets of $56 of indefinite-lived trademarks and trade names, which were not subject to amortization.

(8)
Debt

The Company’s outstanding debt is as follows:

	June 30, 2024	December 31, 2023
Short-term debt:
Term Loan Facility	$50	$93
Long-term debt:
Term Loan Facility	$3,567	$4,860
Debt issuance costs - Term Loan Facility	(107)	(164)
Term Loan Facility, net	3,460	4,696
Convertible Notes	1,400	—
Debt issuance costs - Convertible Notes	(28)	—
Convertible Notes, net	1,372	—
Total long-term debt, net	$4,832	$4,696

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

On February 13, 2024, the Company entered into the Third Amendment to Credit Agreement (the “Third Amendment”), pursuant to which the Company increased the available borrowing capacity under the Revolving Facility by $175 (the “Incremental Revolving Commitments”). As of June 30, 2024, the available borrowing capacity under the Revolving Facility was $675.

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

Prior to the repayment in full of the USD Tranche A, the Company was required to make scheduled quarterly payments each equal to 1.25% of the original principal amount of the USD Tranche A. The Company is required to make scheduled quarterly payments each equal to approximately $10 with respect to the USD Tranche B and approximately €2 with respect to the Euro Tranche B, in each case with the balance due thereunder on the seventh anniversary of the Effective Date.

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

The Credit Agreement also contains customary representations and warranties, affirmative covenants and provisions relating to events of default. If an event of default occurs, the lenders under the Credit Facilities will be entitled to take various actions, including the acceleration of amounts due under the Credit Facilities and all actions permitted to be taken by a secured creditor. As of June 30, 2024, the Company was in compliance with all covenants under the Credit Agreement.

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

As described further below under “Convertible Notes,” on May 16, 2024, the Company completed a private offering of convertible senior notes. A significant portion of the net proceeds from the offering was used to repay approximately $1,206 of the USD Tranche B. As a result of the repayment, the Company recorded a $38 loss on extinguishment of debt.

As of June 30, 2024, the weighted average interest rate of the Term Loan Facility was 7.5%. The Revolving Facility has a maturity date in August 2027 while the USD Tranche B and Euro Tranche B have a maturity date in August 2029. As of June 30, 2024, there were no borrowings under the Revolving Facility.

Convertible Notes

On May 16, 2024, the Company completed a private offering of $1,400 aggregate principal amount of its convertible senior notes due 2030 (the “Convertible Notes”). The Convertible Notes were sold in a private placement under a purchase agreement, dated as of May 13, 2024 (the “Purchase Agreement”), entered into by and between the Company and each of Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC, BofA Securities, Inc. and Mizuho Securities USA LLC, as representatives of the several initial purchasers named therein, for resale to persons reasonably believed to be qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended.

The aggregate principal amount of the Convertible Notes sold in the offering was $1,400, which included $200 aggregate principal amount of the Convertible Notes issued pursuant to an option to purchase, within a 13-day period beginning on, and including, the date on which the Convertible Notes were first issued, which the initial purchasers exercised in full on May 14, 2024 and which additional purchase was also completed on May 16, 2024.

The net proceeds from the offering were approximately $1,374 after deducting the initial purchasers’ discounts and commissions and estimated offering expenses paid by the Company. The Company used approximately $167 of the net proceeds from the offering to pay the cost of the capped call transactions described below. The Company used the remaining net proceeds from the offering to repay approximately $1,206 in borrowings outstanding under the USD Tranche B, together with accrued interest, as well as for general corporate purposes.

Indenture and the Convertible Notes

On May 16, 2024, the Company entered into an indenture (the “Indenture”) with respect to the Convertible Notes with U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). Under the Indenture, the Convertible Notes are senior unsecured obligations of the Company and bear interest at a coupon rate of 1.25% per annum, with interest payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2024. The Convertible Notes will mature on June 1, 2030, unless earlier converted, redeemed or repurchased in accordance with their terms.

Subject to certain conditions, on or after June 5, 2027, the Company may redeem for cash all or any portion of the Convertible Notes at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the trading day immediately preceding the date the notice of redemption is sent.

The conversion rate for the Convertible Notes is initially 6.4799 shares of the Company’s common stock per one thousand dollars principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $154.32 per share. The conversion rate is subject to adjustment upon the occurrence of certain events.

Upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. Prior to March 1, 2030, noteholders may convert all or any portion of their Convertible Notes only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the second scheduled trading day immediately preceding the maturity date.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

If the Company undergoes a fundamental change (as defined in the Indenture) prior to the maturity date of the Convertible Notes, holders may require the Company to repurchase for cash all or any portion of their Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Indenture contains customary terms and covenants, including that upon certain events of default that are occurring and continuing, either the Trustee or the holders of at least 25% in aggregate principal amount of the outstanding Convertible Notes may declare 100% of the principal of, and accrued and unpaid interest, if any, on, all the Convertible Notes to be due and payable.

As of June 30, 2024, the Convertible Notes are classified as a long-term liability, net of issuances costs, on the condensed consolidated balance sheet. The Convertible Notes were issued at par and costs associated with the issuance of the Convertible Notes are amortized to interest expense over the contractual term of the Convertible Notes. As of June 30, 2024, the effective interest rate of the Convertible Notes was 1.56%.

Capped Call Transactions

On May 13, 2024, in connection with the pricing of the Convertible Notes, and on May 14, 2024, in connection with the exercise in full by the initial purchasers of their option to purchase additional Convertible Notes, the Company entered into privately negotiated capped call transactions with certain of the initial purchasers of the Convertible Notes or their respective affiliates and other financial institutions. The capped call transactions are expected generally to reduce the potential dilution to the Company’s common stock upon conversion of any Convertible Notes and/or offset any cash payments that the Company is required to make in excess of the principal amount of any converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap initially equal to $237.42 per share, which represents a premium of 100% over the last reported sale price of $118.71 per share of the Company’s common stock on The Nasdaq Global Select Market on May 13, 2024, and is subject to customary adjustments under the terms of the capped call transactions.

The Company evaluated the capped call transactions and determined that they should be accounted for separately from the Convertible Notes. The cost of $167 to purchase the capped call transactions was recorded as a reduction to additional paid-in capital in the consolidated balance sheet as of June 30, 2024 as the capped call transactions are indexed to the Company’s own stock and met the criteria to be classified in stockholders' equity.

The Company’s interest expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Term Loan Facility:
Contractual interest expense	$82	$98	$177	$188
Amortization of debt issuance costs as interest expense	7	6	15	14
Total interest expense on Term Loan Facility	$89	$104	$192	$202
Convertible Notes:
Contractual interest expense	$2	$—	$2	$—
Amortization of debt issuance costs as interest expense	1	—	1	—
Total interest expense on Convertible Notes	$3	$—	$3	$—
Other interest expense, net (1)	$(13)	$(16)	$(29)	$(29)
Total interest expense	$79	$88	$166	$173

(1) Other interest expense, net primarily consists of interest (income) expense related to the Company’s interest rate swap and interest rate cap agreements.

Lines of Credit and Borrowing Arrangements

Certain of the Company’s Japanese subsidiaries have lines of credit and a financing facility with various financial institutions, many of which generally expire and are renewed at three-month intervals with the remaining having no expiration date. The lines of credit and financing facility provided for aggregate borrowings as of June 30, 2024 and December 31, 2023 of up to an equivalent of $19 and $14, respectively. There were no borrowings outstanding under these arrangements at June 30, 2024 and December 31, 2023.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Contractual maturities of the Company’s debt obligations as of June 30, 2024 are as follows:

Year	Amount
2024 (remaining)	$25
2025	50
2026	50
2027	50
2028	50
2029	3,392
Thereafter	1,400

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

Product warranty activities were as follows:

	Six Months Ended June 30,
	2024	2023
Beginning of period	$22	$27
Provision for product warranties	13	4
Charges to warranty liability	(12)	(8)
End of period	$23	$23

As of June 30, 2024, short-term product warranties of $14 and long-term product warranties of $9 were included within other current liabilities and other non-current liabilities, respectively, within the accompanying condensed consolidated balance sheet. As of June 30, 2023, short-term product warranties of $17 and long-term product warranties of $6 were included within other current liabilities and other non-current liabilities, respectively, within the accompanying condensed consolidated balance sheet.

(10)
Other Current Liabilities

Other current liabilities consisted of the following:

	June 30, 2024	December 31, 2023
Accrued compensation and other employee-related obligations	$110	$159
Deferred revenue and customer advances	65	77
Income taxes payable	89	57
Lease liabilities	37	30
Other	98	105
Total other current liabilities	$399	$428

(11)
Income Taxes

The Company’s effective tax rates for the three and six months ended June 30, 2024 were (3.6)% and 8.9% respectively. The Company’s effective tax rates for the three and six months ended June 30, 2024 were lower than the U.S. statutory tax rate mainly due to the tax benefit related to the U.S. deduction for foreign derived intangible income (“FDII”) and research and development tax credits, partially offset by an expected increase in foreign withholding taxes and U.S. base erosion and anti-abuse tax.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The Company’s effective tax rates for the three and six months ended June 30, 2023 were 1.2% and 3.2%, respectively. The goodwill impairment relating to the electronics and general metal finishing reporting units of MSD and the equipment solutions reporting unit of PSD was considered non-deductible goodwill for tax purposes and therefore no tax benefit was recorded related to the goodwill impairment. The tax effect of the impairment of the intangible assets was discretely recorded in its entirety during the three months ended June 30, 2023. The Company’s tax benefits of $22 for the three months ended June 30, 2023 and $59 for the six months ended June 30, 2023 were primarily due to the loss from operations and the impairment of intangible assets for these periods. The Company’s effective tax rates for the three and six months ended June 30, 2023 were lower than the U.S. statutory tax rate primarily due to the tax benefit related to the impairment of intangible assets.

(12)
Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$23	$(1,769)	$37	$(1,812)
Denominator:
Shares used in net income (loss) per common share – basic	67.3	66.8	67.2	66.8
Effect of dilutive securities	0.2	—	0.3	—
Shares used in net income (loss) per common share – diluted	67.5	66.8	67.5	66.8
Net income (loss) per common share:
Basic	$0.34	$(26.47)	$0.56	$(27.14)
Diluted	$0.33	$(26.47)	$0.55	$(27.14)

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.

Diluted net income (loss) per common share is computed by dividing the diluted net income (loss) available to common shareholders by the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. The dilutive effect of equity awards is calculated based on the average stock price for the relevant period, using the treasury stock method. In periods in which a net loss is recognized, the impact of restricted stock units (“RSUs”) is not included as they are antidilutive. The dilutive effect of the Convertible Notes is calculated under the if-converted method.

For the three and six months ended June 30, 2024, the Company had an immaterial quantity of RSUs that were antidilutive and were excluded from the computation of diluted weighted-average shares. For the three months ended June 30, 2024, the Convertible Notes were antidilutive and were excluded from the computation of diluted weighted-average shares.

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

The total stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenues	$2	$2	$3	$3
Research and development	1	2	3	3
Selling, general and administrative	8	9	20	25
Total stock-based compensation expense	$11	$13	$26	$31

At June 30, 2024, the total compensation expense related to unvested stock-based awards granted to employees and directors under the Plans that had not been recognized was $66. Stock-based awards include (i) time-based RSUs, (ii) performance-based RSUs based on the achievement of adjusted EBITDA targets (the “Adjusted EBITDA RSUs”), (iii) performance-based RSUs based on the Company’s total shareholder return relative to a group of peers over a three-year performance period (the “rTSR RSUs”) and (iv) employee stock purchase plan rights. The Company determines the fair value of time-based RSUs based on the closing market price of the Company’s common stock on the date of the award. The Company determines the original fair value of Adjusted EBITDA RSUs based upon the closing market price of the Company’s stock on the date of the award and adjusts the fair value quarterly during the first year based upon actual and forecasted results against Adjusted EBITDA targets. The Company estimates the fair value of rTSR RSUs using the Monte Carlo simulation model, which requires the use of highly subjective and complex assumptions, including the price volatility of the underlying stock. The Company estimates the fair value of employee stock purchase plan rights using the Black-Scholes valuation method. Such values are recognized as expense on a straight-line basis for time-based awards and rTSR RSUs and using the accelerated graded vesting method for Adjusted EBITDA RSUs, all over the requisite service periods.

The following table presents the activity for RSUs under the Plans:

	Six Months Ended June 30, 2024
	Quantity	Weighted Average Grant Date Fair Value Per Share
RSUs – beginning of period	1.0	$98.36
Granted	0.4	$122.22
Vested or forfeited	(0.4)	$107.17
RSUs – end of period	1.0	$104.59

(14)
Stockholders’ Equity

Share Repurchase Program

On July 25, 2011, the Company’s Board of Directors approved a share repurchase program for the repurchase of up to an aggregate of $200 of its outstanding common stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means. The timing and quantity of any shares repurchased will depend upon a variety of factors, including business conditions, stock market conditions and business development activities, including, but not limited to, merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice. The Company has repurchased approximately 2.6 shares of common stock for approximately $127 pursuant to the program since its adoption. During the three and six months ended June 30, 2024 and 2023, there were no repurchases of common stock.

Cash Dividends

Holders of the Company’s common stock are entitled to receive dividends when they are declared by the Company’s Board of Directors. During each of the first and second quarters of 2024 and 2023, the Company’s Board of Directors declared a cash dividend of $0.22 per share, which totaled $30 and $29 for the six months ended June 30, 2024 and 2023, respectively.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

On August 5, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.22 per share to be paid on September 6, 2024 to stockholders of record as of August 26, 2024.

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

The following table sets forth net revenues by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
VSD	$335	$434	$668	$738
PSD	254	271	507	457
MSD	298	298	580	602
	$887	$1,003	$1,755	$1,797

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The following table reconciles gross profit by reportable segment to net income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gross profit by reportable segment:
VSD	$142	$196	$283	$310
PSD	110	125	227	200
MSD	167	149	324	296
Total gross profit by reportable segment	419	470	834	806
Operating expenses:
Research and development	66	75	136	147
Selling, general and administrative	161	172	331	348
Acquisition and integration costs	2	5	3	11
Restructuring and other	2	11	5	12
Fees and expenses related to amendments to the Term Loan Facility	—	—	3	—
Amortization of intangible assets	61	76	123	157
Goodwill and intangible asset impairments	—	1,827	—	1,827
Income (loss) from operations	127	(1,696)	233	(1,696)
Interest income	(5)	(4)	(11)	(7)
Interest expense	79	88	166	173
Loss on extinguishment of debt	38	—	47	—
Other (income) expense, net	(7)	11	(10)	9
Income (loss) before income taxes	22	(1,791)	41	(1,871)
(Benefit) provision for income taxes	(1)	(22)	4	(59)
Net income (loss)	$23	$(1,769)	$37	$(1,812)

Interest income, interest expense and income tax (benefit) provision are not presented by reportable segment because the necessary information is not classified within the segments nor used by the CODM.

The following table sets forth segment assets by reportable segment:

June 30, 2024	Accounts receivable, net	Inventories	Total
VSD	$189	$525	$714
PSD	170	262	432
MSD	238	151	389
Total segment assets	$597	$938	$1,535

December 31, 2023	Accounts receivable, net	Inventories	Total
VSD	$181	$553	$734
PSD	171	283	454
MSD	251	155	406
Total segment assets	$603	$991	$1,594

The following table reconciles total segment assets to total assets:

	June 30, 2024	December 31, 2023
Total segment assets	$1,535	$1,594
Cash and cash equivalents and short-term investments	851	875
Other current assets	262	227
Property, plant and equipment, net	759	784
Right-of-use assets, net	229	225
Goodwill and intangible assets, net	4,913	5,173
Other assets	314	240
Total assets	$8,863	$9,118

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Goodwill associated with each of the Company’s reportable segments is as follows:

	VSD	PSD	MSD	Total
Reportable segment:
Gross goodwill, at December 31, 2023	$359	$1,007	$3,021	$4,387
Foreign currency translation	(1)	(2)	(56)	(59)
Gross goodwill, at June 30, 2024	358	1,005	2,965	4,328
Accumulated goodwill impairment, at December 31, 2023 and June 30, 2024	(141)	(390)	(1,302)	(1,833)
Goodwill, net of accumulated impairment and foreign currency translation, at June 30, 2024	$217	$615	$1,663	$2,495

Geographic Area

Information about the Company’s operations by geographic area is presented in the tables below. Starting in the second quarter of 2024, the Company changed its basis of reporting geographical net revenues from the location in which the sale originated to the shipped-to location of the end customer. Prior periods have been recast to reflect this change, which was made to better align with how management reviews geographic net revenues. Intercompany sales between geographic areas are at tax transfer prices and have been eliminated from consolidated net revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
Net revenues:	2024	2023	2024	2023
United States	$202	$265	$421	$452
China	199	200	369	360
South Korea	82	90	170	169
Taiwan	62	65	110	128
Japan	55	82	112	140
Singapore	55	69	111	124
Other	232	232	462	424
	$887	$1,003	$1,755	$1,797

Long-lived assets include property, plant and equipment, net, right-of-use assets, net and certain other assets, and exclude goodwill, intangible assets and long-term tax-related accounts.

Long-lived assets:	June 30, 2024	December 31, 2023
United States	$462	$459
China	165	163
Germany	136	149
Other	321	326
	$1,084	$1,097

(16)
Restructuring and Other

The Company recorded restructuring and other charges of $2 and $5 during the three and six months ended June 30, 2024, respectively, primarily related to severance costs due a global cost-saving initiative implemented in the fourth quarter of 2023. Restructuring and other charges for these periods also included a $1 charge related to a legal matter. The Company recorded restructuring charges of $11 and $12 during the three and six months ended June 30, 2023, respectively, primarily related to severance costs due to global cost-saving initiatives implemented in each of the first and second quarters of 2023.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The activity related to the Company’s restructuring accrual is shown below:

	Six Months Ended June 30,
	2024	2023
Restructuring accrual, beginning of period	$9	$3
Charged to expense	4	12
Payments and adjustments	(6)	(6)
Restructuring accrual, end of period	$7	$9

(17)
Commitments and Contingencies

Litigation

The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

(18)
Subsequent Event

On July 23, 2024 (the “Fourth Amendment Effective Date”), the Company entered into the Fourth Amendment to the Credit Agreement (the “Fourth Amendment”). Pursuant to the Fourth Amendment, the Company (i) refinanced its existing USD Tranche B loan and Euro Tranche B loan with a new $2,650 USD Tranche B loan and a new €800 Euro Tranche B loan, (ii) decreased the applicable margin for the USD Tranche B from 2.50% to 2.25% with respect to Term SOFR borrowings and from 1.50% to 1.25% with respect to base rate borrowings, (iii) decreased the applicable margin for the Euro Tranche B from 3.00% to 2.75% and (iv) extended the period during which a 1.00% prepayment premium may be required if the Company prepays any loans under the USD Tranche B or the Euro Tranche B in connection with a repricing transaction until the date that is six months following the Fourth Amendment Effective Date. In connection with the execution of the Fourth Amendment, the Company paid customary fees and expenses to JPMorgan Chase Bank, N.A.

On July 23, 2024, immediately prior to the effectiveness of the Fourth Amendment, the Company made a voluntary prepayment of $110 aggregate principal amount under the Term Loan Facility, consisting of $69 principal amount of its USD Tranche B loan and €38 principal amount of its Euro Tranche B loan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding the future financial performance, business prospects and growth of MKS Instruments, Inc. (“MKS,” the “Company,” “our,” or “we”). These statements are only predictions based on current assumptions and expectations. Any statements that are not statements of historical fact (including statements containing the words “will,” “projects,” “intends,” “believes,” “plans,” “anticipates,” “expects,” “estimates,” “forecasts,” “continues” and similar expressions) should be considered forward-looking statements. Actual events or results may differ materially from those in the forward-looking statements set forth herein.

Among the important factors that could cause actual events to differ materially from those in the forward-looking statements that we make are the level and terms of our substantial indebtedness and our ability to service such debt; our entry into the chemicals technology business through our acquisition of Atotech Limited (“Atotech”) in August 2022 (the “Atotech Acquisition”) which may expose us to significant additional liabilities; the risk that we are unable to integrate the Atotech Acquisition successfully or realize the anticipated synergies, cost savings and other benefits of the Atotech Acquisition; legal, reputational, financial and contractual risks resulting from the ransomware event we identified in February 2023, and other risks related to cybersecurity, data privacy and intellectual property; competition from larger, more advanced or more established companies in our markets; the ability to successfully grow our business, including through growth of the Atotech business and growth of the Electro Scientific Industries, Inc. business, which we acquired in February 2019, and financial risks associated with those and potential future acquisitions, including goodwill and intangible asset impairments; manufacturing and sourcing risks, including those associated with limited and sole source suppliers and the impact and duration of supply chain disruptions, component shortages, and price increases; changes in global demand; the impact of a pandemic or other widespread health crisis; risks associated with doing business internationally, including geopolitical conflicts, such as the conflict in the Middle East, trade compliance, regulatory restrictions on our products, components or markets, particularly the semiconductor market, and unfavorable currency exchange and tax rate fluctuations, which risks become more significant as we grow our business internationally and in China specifically; conditions affecting the markets in which we operate, including fluctuations in capital spending in the semiconductor, electronics manufacturing and automotive industries, and fluctuations in sales to our major customers; disruptions or delays from third-party service providers upon which our operations may rely; the ability to anticipate and meet customer demand; the challenges, risks and costs involved with integrating or transitioning global operations of the companies we have acquired; risks associated with the attraction and retention of key personnel; potential fluctuations in quarterly results; dependence on new product development; rapid technological and market change; acquisition strategy; volatility of stock price; risks associated with chemical manufacturing and environmental regulation compliance; risks related to defective products; financial and legal risk management; and the other important factors described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission on February 27, 2024 (“Annual Report”) and any subsequent Quarterly Reports on Form 10-Q. We are under no obligation to, and expressly disclaim any obligation to, update or alter these forward-looking statements, whether as a result of new information, future events or otherwise, even if subsequent events cause our views to change.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations describes principal factors affecting the results of operations, financial condition, cash flows and liquidity, as well as our critical accounting policies and estimates that require significant judgment and thus have the most significant potential impact on our condensed consolidated financial statements, and is intended to better allow investors to view the Company from management’s perspective. This section focuses on material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of our future operating results or our future financial condition. This section provides an analysis of our financial results for the three months ended June 30, 2024 compared to the three months ended March 31, 2024, and the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

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

Markets

Net Revenues by End Market

	Three Months Ended				Six Months Ended
(dollars in millions)	June 30, 2024	% Total	March 31, 2024	% Total	June 30, 2024	% Total	June 30, 2023	% Total
Semiconductor	$369	42%	$351	40%	$720	41%	$750	42%
Electronics and Packaging	229	26%	208	24%	437	25%	447	25%
Specialty Industrial	289	33%	309	36%	598	34%	600	33%
Total net revenues	$887	100%	$868	100%	$1,755	100%	$1,797	100%

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

For the three months ended June 30, 2024, net revenues in our semiconductor market increased by $18 million, or 5%, compared to the prior quarter primarily due to strong in-quarter demand conversion within VSD.

For the six months ended June 30, 2024, net revenues in our semiconductor market decreased by $30 million, or 4%, compared to the same period in the prior year. This decrease was mainly due to continued softened demand for semiconductor capital equipment related to deposition and etching, partially offset by an increase in sales of our lithography, metrology and inspection products.

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

For the three months ended June 30, 2024, net revenues in our electronics and packaging market increased by $21 million, or 10%, compared to the prior quarter primarily due to an increase in chemistry sales within MSD. This sequential increase was also due to seasonality related to the Lunar New Year in the three months ended March 31, 2024.

For the six months ended June 30, 2024, net revenues in our electronics and packaging market decreased by $10 million, or 2%, compared to the same period in the prior year. This decrease was primarily due to lower revenue within MSD mainly as a result of lower palladium prices that are passed through to our customers, which were partially offset by volume growth in chemistry sales.

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

For the three months ended June 30, 2024, net revenues in our specialty industrial market decreased by $20 million, or 7%, compared to the prior quarter mainly due to lower revenue in our general industrial and defense markets within VSD and PSD.

For the six months ended June 30, 2024, net revenues in our specialty industrial market were essentially flat compared to the same period in the prior year.

International Markets

Starting in the second quarter of 2024, we changed our basis of reporting geographical net revenues from the location in which the sale originated to the shipped-to location of the end customer. Prior periods have been recast to reflect this change, which was made to better align with how management reviews geographic net revenues.

A significant portion of our net revenues is from sales to customers in international markets. For the six months ended June 30, 2024 and 2023, international net revenues accounted for approximately 76% and 75%, respectively, of our total net revenues. A significant portion of our international net revenues was generated from sales to customers in China, South Korea, Japan, Taiwan and Singapore. We expect international net revenues will continue to account for a significant percentage of total net revenues for the foreseeable future.

Long-lived assets located outside of the United States accounted for approximately 57% and 58% of our total long-lived assets as of June 30, 2024 and December 31, 2023. Long-lived assets include property, plant and equipment, net, right-of-use assets, net and certain other assets.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total net revenues of certain line items included in our condensed consolidated statements of operations and comprehensive (loss) income data:

	Three Months Ended		Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Net revenues:
Products	86.8%	86.9%	86.8%	88.9%
Services	13.2	13.1	13.2	11.1
Total net revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product revenues	46.4	45.9	46.2	48.9
Cost of service revenues	6.3	6.3	6.3	6.3
Total cost of revenues (exclusive of amortization shown separately below)	52.8	52.2	52.5	55.2
Gross profit	47.3	47.8	47.5	44.8
Research and development	7.4	8.1	7.7	8.2
Selling, general and administrative	18.2	19.6	18.9	19.4
Acquisition and integration costs	0.2	0.1	0.2	0.6
Restructuring and other	0.2	0.3	0.3	0.7
Fees and expenses related to amendments to the Term Loan Facility	—	0.3	0.2	—
Amortization of intangible assets	6.9	7.1	7.0	8.7
Goodwill and intangible asset impairments	—	—	—	101.7
Income (loss) from operations	14.4	12.2	13.3	(94.5)
Interest income	(0.6)	(0.7)	(0.6)	(0.4)
Interest expense	8.9	10.0	9.5	9.6
Loss on extinguishment of debt	4.3	1.0	2.7	—
Other (income) expense, net	(0.8)	(0.3)	(0.6)	0.5
Income (loss) before income taxes	2.6	2.2	2.3	(104.2)
Provision (benefit) for income taxes	(0.1)	0.5	0.2	(3.3)
Net income (loss)	2.6%	1.7%	2.1%	(100.9%)

Net revenues

	Three Months Ended		Six Months Ended
(dollars in millions)	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Products	$770	$754	$1,524	$1,597
Services	117	114	231	200
Total net revenues	$887	$868	$1,755	$1,797

For the three months ended June 30, 2024, net product revenues increased $16 million compared to the prior quarter. This increase was primarily due to higher chemistry sales at MSD.

For the six months ended June 30, 2024, net product revenues decreased $73 million compared to the same period in the prior year, primarily due to lower demand in our semiconductor market, with a decrease in net product revenue from VSD partially offset by an increase in net product revenue from PSD. In addition, net product revenues in our electronics and packaging market decreased mainly from lower equipment sales in MSD.

Net service revenues consisted mainly of fees for services related to the maintenance and repair of our products, sales of spare parts, and installation and training. For the three months ended June 30, 2024, net service revenues increased $3 million compared to the prior quarter.

For the six months ended June 30, 2024, net service revenues increased $31 million compared to the same period in the prior year, primarily due to an increase in net services revenue from VSD and PSD. This increase is reflective of lower product sales, as customers service their older equipment rather than purchase new equipment, and increased prices for servicing.

The following table sets forth our net revenues by reportable segment:

	Three Months Ended		Six Months Ended
(dollars in millions)	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Net revenues:
Vacuum Solutions Division	$335	$332	$668	$738
Photonics Solutions Division	254	254	507	457
Materials Solutions Division	298	282	580	602
Total net revenues	$887	$868	$1,755	$1,797

For the three months ended June 30, 2024, net revenues from VSD increased $3 million compared to the prior quarter. For the six months ended June 30, 2024, net revenues from VSD decreased $70 million compared to the same period in the prior year, mainly due to a decrease in revenues from customers in the semiconductor market as a result of continued softened demand for semiconductor capital equipment in the deposition and etching tool markets.

For the three months ended June 30, 2024, net revenues from PSD were flat compared to the prior quarter. For the six months ended June 30, 2024, net revenues from PSD increased $50 million compared to the same period in the prior year mainly in the semiconductor and specialty industrial markets. The increase in semiconductor revenue is mainly related to an increase in sales of our lithography, metrology and inspection products. The increase in specialty industrial market revenue is mainly related to increases in sales to data communications and research and defense customers.

For the three months ended June 30, 2024, net revenues from MSD increased $16 million compared to the prior quarter, primarily due to an increase in chemistry sales due to seasonality as a result of the Lunar New Year in the prior quarter. For the six months ended June 30, 2024, revenues from MSD decreased $22 million compared to the same period in the prior year, primarily due to lower equipment revenue as customers postponed certain investment decisions, and a small decrease in chemistry sales, primarily due to lower palladium prices that are passed on to our customers, offset by increases in chemistry volumes.

Gross margin

	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	% Points Change	June 30, 2024	June 30, 2023	% Points Change
Gross margin as a percentage of net revenues:
Products	46.6%	47.2%	(0.6)%	46.9%	45.0%	1.9%
Services	51.9%	52.1%	(0.2)%	52.0%	43.2%	8.8%
Total gross margin	47.3%	47.8%	(0.5)%	47.5%	44.8%	2.7%

Gross margin for our products decreased for the three months ended June 30, 2024 compared to the prior quarter, mainly as a result of higher warranty costs and higher tariff and duty costs.

Gross margin for our products increased for the six months ended June 30, 2024 compared to the same period in the prior year, primarily due to favorable product mix, higher factory utilization and lower material costs, partially offset by higher warranty costs.

Gross margin for our services decreased for the three months ended June 30, 2024 compared to the prior quarter, mainly as a result of higher excess and obsolete inventory charges for service parts.

Gross margin for our services increased for the six months ended June 30, 2024 compared to the same period in the prior year, primarily due to favorable product mix, higher revenue volumes, and lower direct labor and overhead costs.

The following table sets forth gross margin as a percentage of net revenues by reportable segment:

	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	% Points Change	June 30, 2024	June 30, 2023	% Points Change
Gross margin as a percentage of net revenues:
Vacuum Solutions Division	42.4%	42.3%	0.1%	42.4%	41.9%	0.5%
Photonics Solutions Division	43.2%	46.4%	(3.2)%	44.8%	43.8%	1.0%
Materials Solutions Division	56.2%	55.6%	0.6%	55.9%	49.2%	6.7%
Total gross margin	47.3%	47.8%	(0.5)%	47.5%	44.8%	2.7%

Gross margin for VSD was flat for the three months ended June 30, 2024, compared to the prior quarter. Gross margin for VSD increased for the six months ended June 30, 2024, compared to the same period in the prior year, primarily due to higher factory utilization and lower material costs partially offset by lower revenue volumes, unfavorable product mix and higher warranty costs.

Gross margin for PSD decreased for the three months ended June 30, 2024, compared to the prior quarter, primarily due to unfavorable product mix, unfavorable factory utilization, higher warranty cost and higher excess and obsolete inventory charges. Gross margin for PSD increased for the six months ended June 30, 2024 compared to the same period in the prior year, primarily due to higher revenue volumes, lower freight and duty costs and lower excess and obsolete inventory charges, partially offset by higher physical inventory and material variances.

Gross margin for MSD increased for the three months ended June 30, 2024, compared to the prior quarter, primarily due to favorable product mix and lower palladium prices, partially offset by higher warranty costs. Gross margin for MSD increased for the six months ended June 30, 2024, compared to the same period in the prior year, primarily due to lower palladium prices, favorable product mix and lower excess and obsolete inventory charges, partially offset by higher warranty cost.

Research and development

	Three Months Ended		Six Months Ended
(dollars in millions)	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Research and development	$66	$70	$136	$147

For the three months ended June 30, 2024, research and development expenses decreased $4 million compared to the prior quarter, primarily due to a decrease of $5 million in compensation-related costs, including salaries, fringe and bonus expenses. Research and development expenses decreased by $11 million for the six months ended June 30, 2024 compared to the same period in the prior year, mainly due to decreases of $7 million in compensation-related costs, including salaries, fringe and bonus expenses, $2 million in project material costs and $2 million in test equipment costs.

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

Selling, general and administrative

	Three Months Ended		Six Months Ended
(dollars in millions)	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Selling, general and administrative	$161	$170	$331	$348

For the three months ended June 30, 2024, selling, general and administrative expenses decreased $9 million, compared to the prior quarter, primarily due to a decrease of $11 million in compensation-related costs including stock compensation and fringe costs.

For the six months ended June 30, 2024, selling, general and administrative expenses decreased $17 million, compared to the same period in the prior year, mainly as a result of decreases of $17 million in compensation-related costs and $10 million in net costs incurred as a result of the ransomware event in February 2023, partially offset by increases of $5 million in information technology investments and $3 million in consulting and professional fees.

Acquisition and integration costs

	Three Months Ended		Six Months Ended
(dollars in millions)	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Acquisition and integration costs	$2	$1	$3	$11

Acquisition and integration costs incurred during the three and six months ended June 30, 2024 and 2023 were related to consulting and professional fees related to the Atotech Acquisition.

Restructuring and other

	Three Months Ended		Six Months Ended
(dollars in millions)	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Restructuring and other	$2	$3	$5	$12

Restructuring charges during the three and six months ended June 30, 2024 and three months ended March 31, 2024, primarily related to severance costs as a result of a global cost saving initiative implemented in the fourth quarter of 2023. Restructuring charges during the six months ended June 30, 2023 primarily related to severance costs as a result of global cost saving initiatives implemented in each of the first and second quarters of 2023.

Fees and expenses related to amendments to the Term Loan Facility

	Three Months Ended		Six Months Ended
(dollars in millions)	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Fees and expenses related to amendments to the Term Loan Facility	$—	$3	$3	$—

During the three months ended March 31, 2024 and six months ended June 30, 2024, we recorded fees and expenses related to borrowing additional USD Tranche B and additional Euro Tranche B, each as defined and described further below under “Credit Facilities,” pursuant to the Second Amendment to Credit Agreement, dated as of January 22, 2024, by and among us as parent borrower, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and each lender party thereto (the “Second Amendment”).

Amortization of intangible assets

	Three Months Ended		Six Months Ended
(dollars in millions)	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Amortization of intangible assets	$61	$62	$123	$157

For the three months ended June 30, 2024, amortization of intangible assets decreased by $1 million, compared to the prior quarter. For the six months ended June 30, 2024, amortization of intangible assets decreased by $34 million, compared to the same period in the prior year, primarily due to backlog related to MSD being fully amortized in the three months ended December 31, 2023, and the write-off of completed technology at our equipment solutions business (“ESB”) reporting unit of PSD in the second quarter of 2023.

Goodwill and intangible asset impairments

	Three Months Ended		Six Months Ended
(dollars in millions)	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Goodwill and intangible asset impairments	$—	$—	$—	$1,827

During the three months ended June 30, 2023, as a result of softer industry demand, particularly in the personal computer and smartphone markets, we concluded there was a triggering event at our electronics (“EL”) and general metal finishing (“GMF”) reporting units, which together constitute MSD, and the ESB reporting unit of PSD.

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

We have concluded there were no triggering events across our reporting units through the six months ended June 30, 2024.

Interest expense, net

	Three Months Ended		Six Months Ended
(dollars in millions)	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Interest expense, net	$74	$81	$155	$166

For the three months ended June 30, 2024, interest expense, net decreased $7 million, compared to the prior quarter, primarily related to the issuance of $1.4 billion of Convertible Notes, as defined and described further below under “Convertible Notes,” at a coupon rate of 1.25%, in May 2024. Of the proceeds, $1.2 billion was used to pay down our loans under the Term Loan Facility, as defined and described further below under “Credit Facilities,” at an interest rate of approximately 7.8%. For the six months ended June 30, 2024, interest expense, net decreased by $11 million compared to the same period in the prior year. In addition to the issuance of the Convertible Notes and subsequent pay down of our loans under the Term Loan Facility, interest expense, net was lower as a result of the voluntary prepayments of $100 million in October 2023, $50 million in February 2024 and $50 million in April 2024 on loans under the Term Loan Facility.

Loss on extinguishment of debt

	Three Months Ended		Six Months Ended
(dollars in millions)	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Loss on extinguishment of debt	$38	$9	$47	$—

For the three and six months ended June 30, 2024, in connection with the issuance in May 2024 of the Convertible Notes, as defined and described further below under “Credit Facilities,” we recorded a loss on extinguishment of debt as a result of the acceleration of deferred financing and original issue discount costs associated with our loans under the Term Loan Facility.

For the three months ended March 31, 2024 and the six months ended June 30, 2024, we recorded a loss on extinguishment of debt as a result of the acceleration of deferred financing costs associated with the extinguishment of our senior secured tranche A term loans using proceeds from borrowing additional USD Tranche B and additional Euro Tranche B pursuant to the Second Amendment.

Other (income) expense, net

	Three Months Ended		Six Months Ended
(dollars in millions)	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Other (income) expense, net	$(7)	$(3)	$(10)	$9

Other (income) expense, net, for the three and six months ended June 30, 2024, three months ended March 31, 2024 and six months ended June 30, 2023, consisted primarily of net foreign exchange and fair value gains and losses.

Benefit (provision) for income taxes

	Three Months Ended		Six Months Ended
(dollars in millions)	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
(Benefit) provision for income taxes	$(1)	$4	$4	$(59)

Our effective tax rates for the three months ended June 30, 2024 and March 31, 2024 were (3.6)% and 23.1% respectively. Our effective tax rate for the three months ended June 30, 2024 was lower than the U.S. statutory tax rate mainly due to the tax benefit related to the U.S deduction for foreign derived intangibles income (“FDII”) and research and development credits, partially offset by an expected increase in foreign withholding taxes and U.S. base erosion and anti-abuse tax. Our effective tax rate for the three months ended March 31, 2024 was higher than the U.S. statutory tax rate, mainly due to an expected increase in foreign withholding taxes and U.S. base erosion and anti-abuse tax, partially offset by the U.S. deduction for FDII and research and development credits.

Our effective tax rates for the six months ended June 30, 2024 and 2023 were 8.9% and 3.2%, respectively. Our effective tax rate for the six months ended June 30, 2024 was lower than the U.S. statutory tax rate mainly due to the tax benefit related to the U.S deduction for FDII and research and development credits, partially offset by an expected increase in foreign withholding taxes and U.S. base erosion and anti-abuse tax. Our effective tax rate for the six months ended June 30, 2023 was lower than the U.S. statutory tax rate primarily due to the tax benefit related to the impairment of intangible assets.

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

Liquidity and Capital Resources

Cash and cash equivalents and short-term investments at June 30, 2024 and December 31, 2023 totaled $851 million and $875 million, respectively. The primary driver in our current and anticipated future cash flows is, and we expect will continue to be, cash generated from operations, consisting primarily of our net income (loss), excluding non-cash charges and changes in operating assets and liabilities. In periods when our sales are growing, higher sales to customers will result in increased trade receivables, and inventories will generally increase as we build products for future sales. This may result in lower cash generated from operations. Conversely, in periods when our sales are declining, our accounts receivable and inventory balances will generally decrease, resulting in increased cash from operations. We believe that our current cash and investments position and available borrowing capacity, together with the cash anticipated to be generated from our operations, will be sufficient to satisfy our estimated working capital, planned capital expenditure requirements, payments of debt, and any future cash dividends declared by our Board of Directors or share repurchases through at least the next 12 months and the foreseeable future.

Net cash provided by operating activities was $189 million for the six months ended June 30, 2024, resulting from net income of $37 million, which included non-cash charges of $198 million, mainly the result of $175 million of depreciation and amortization expense and $47 million of loss on extinguishment of debt, partially offset by $95 million in deferred income taxes and a net increase in working capital of $46 million. The net increase in working capital was primarily due to a decrease in accrued compensation of $48 million, a decrease in accounts payable of $30 million and a decrease in other current and non-current liabilities of $26 million. This net increase in working capital was partially offset by an increase in income taxes payable of $33 million and a decrease in other current and non-current assets of $23 million.

Net cash used in investing activities was $44 million for the six months ended June 30, 2024, and consisted primarily of $45 million in capital expenditures.

Net cash used in financing activities was $159 million for the six months ended June 30, 2024, primarily due to net proceeds from the issuance of Convertible Notes of $1.4 billion and incremental loans under the Term Loan Facility in an aggregate principal amount of $761 million. The proceeds of the incremental loans under the Term Loan Facility were used in part to prepay the USD Tranche A term loans outstanding under the Credit Agreement in full in an aggregate principal amount of $744 million and the proceeds of the Convertible Notes were used in part to prepay a portion of the USD Tranche B loans in an aggregate principal amount of $1.2 billion. In addition, there were normal quarterly debt payments and voluntary prepayments that totaled $125 million. We also made payments of $167 million to purchase a capped call option related to the Convertible Notes, $33 million of debt financing costs and $30 million of dividend payments.

Holders of our common stock are entitled to receive dividends when they are declared by our Board of Directors. During each of the first and second quarters of 2024 and 2023, our Board of Directors declared a cash dividend of $0.22 per share. The cash dividends totaled $30 million and $29 million for the six months ended June 30, 2024 and 2023, respectively. On August 5, 2024, our Board of Directors declared a quarterly cash dividend of $0.22 per share to be paid on September 6, 2024 to stockholders of record as of August 26, 2024. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of our Board of Directors.

Credit Facilities

In connection with the completion of the Atotech Acquisition, on August 17, 2022 (the “Effective Date”) we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, Barclays Bank PLC, and the lenders from time to time party thereto, which we have amended several times since (as amended, the “Credit Agreement”). As of June 30, 2024, the Credit Agreement provided for (i) a senior secured term loan facility comprised of two tranches: a $2.7 billion loan (the “USD Tranche B”) and a €838 million loan (the “Euro Tranche B” and together with the USD Tranche B, the “Term Loan Facility”) and (ii) a senior secured revolving credit facility of $675 million (the “Revolving Facility” and, together with the Term Loan Facility, the “Credit Facilities”), with the commitments under each of the foregoing facilities subject to increase from time to time subject to certain conditions.

As of June 30, 2024, borrowings under the Credit Facilities bore interest at a rate per annum equal to, at our option, any of the following, plus, in each case, an applicable margin: (a) with respect to the USD Tranche B and the Revolving Facility, (x) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the prime rate quoted in The Wall Street Journal, or (3) a forward-looking term rate based on the variable secured overnight financing rate (“Term SOFR”) (plus an applicable credit spread adjustment) for an interest period of one month, plus 1.00%, and (y) a Term SOFR rate (plus an applicable credit spread adjustment) for the interest period relevant to such borrowing, subject to a rate floor of (I) with respect to the USD Tranche B, 0.50% and (II) with respect to the Revolving Facility, 0.0%; and (b) with respect to the Euro Tranche B, a Euro Interbank Offered Rate (“EURIBOR”) rate determined by reference to the costs of funds for Euro deposits for the interest period relevant to such borrowing adjusted for certain additional costs, subject to a EURIBOR rate floor of 0.0%. As of June 30, 2024, the applicable margins for borrowings under the Credit Facilities were (i) under the USD Tranche B and the Revolving Facility, 1.50% with respect to base rate borrowings and 2.50% with respect to Term SOFR borrowings and (ii) under the Euro Tranche B, 3.00%.

In addition to paying interest on outstanding principal under the Credit Facilities, we are required to pay a commitment fee in respect of the unutilized commitments under the Revolving Facility. As of June 30, 2024, the commitment fee was 0.375% per annum. The commitment fee is subject to adjustment based on our first lien net leverage ratio as of the end of the preceding fiscal quarter. We must also pay customary letter of credit fees and agency fees.

As of June 30, 2024, the weighted average interest rate of the Term Loan Facility was 7.5%. The Revolving Facility has a maturity date in August 2027 while the USD Tranche B and Euro Tranche B have a maturity date in August 2029. As of June 30, 2024, there were no borrowings under the Revolving Facility.

On July 23, 2024, we entered into the Fourth Amendment to the Credit Agreement (the “Repricing Amendment”). Pursuant to the Repricing Amendment we (i) refinanced the existing USD Tranche B loan and Euro Tranche B loan with a new $2.6 billion USD Tranche B loan and a new €800 million Euro Tranche B loan, (ii) decreased the applicable margin for the USD Tranche B from 2.50% to 2.25% with respect to Term SOFR borrowings and from 1.50% to 1.25% with respect to base rate borrowings, (iii) decreased the applicable margin for the Euro Tranche B from 3.00% to 2.75% and (iv) provided that a 1.00% prepayment premium may be required if we prepay any loans under the Term Loan Facility in connection with a repricing transaction prior to January 23, 2025. In connection with the execution of the Repricing Amendment, we paid customary fees and expenses to JPMorgan Chase Bank, N.A. On July 23, 2024, immediately prior to the effectiveness of the Repricing Amendment, we made a voluntary prepayment of $110 million aggregate principal amount of the Term Loan Facility, consisting of $69 million principal amount of the USD Tranche B loan and €38 million principal amount of the Euro Tranche B loan.

We are required to make scheduled quarterly principal payments equal to approximately $10 million with respect to the USD Tranche B and approximately €2 million with respect to the Euro Tranche B, in each case with the balance due thereunder on the seventh anniversary of the Effective Date. There is no scheduled amortization under the Revolving Facility. Any principal amount outstanding under the Revolving Facility is due and payable in full on the fifth anniversary of the Effective Date.

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

We may voluntarily prepay, and have voluntarily repaid, outstanding loans under the Credit Facilities from time to time, subject to certain conditions, without premium or penalty other than customary “breakage” costs with respect to Term SOFR or EURIBOR loans and any prepayment premium that might be applicable to repayments we make prior to January 23, 2025. Additionally, we may voluntarily reduce the unutilized portion of the commitment amount under the Revolving Facility.

All obligations under the Credit Facilities are guaranteed by certain of our wholly-owned domestic subsidiaries and are required to be guaranteed by certain of our future wholly-owned domestic subsidiaries, and are secured by substantially all of our assets and the assets of such subsidiaries, subject to certain exceptions and exclusions.

Under the Credit Agreement, we have the ability to incur additional incremental debt facilities in an amount up to (x) the greater of (1) $1,011 million and (2) 75% of consolidated earnings before interest, taxes, depreciation, and amortization, plus (y) an amount equal to the sum of all voluntary prepayments of term loans under the Term Loan Facility, plus (z) an additional unlimited amount subject to pro forma compliance with certain leverage ratio tests (based on the security and priority of such incremental debt).

The Credit Agreement contains customary representations and warranties, covenants and provisions relating to events of default. As of June 30, 2024, we were in compliance with all covenants under the Credit Agreement. The USD Tranche B and the Euro Tranche B are not subject to financial maintenance covenants.

On May 16, 2024, we completed a private offering of Convertible Notes. A significant portion of the net proceeds from the offering was used to repay approximately $1.2 billion of the USD Tranche B. As a result of the repayment, we recorded a $38 million loss on extinguishment of debt.

Convertible Notes

On May 16, 2024, we completed a private offering of $1.4 billion aggregate principal amount of convertible senior notes due 2030 (the “Convertible Notes”). The Convertible Notes were sold in a private placement under a purchase agreement, dated as of May 13, 2024, entered into by and among us and Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC, BofA Securities, Inc. and Mizuho Securities USA LLC, as representatives of the several initial purchasers named therein, for resale to persons reasonably believed to be qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended.

The net proceeds from the offering were approximately $1.4 billion after deducting the initial purchasers’ discounts and commissions and estimated offering expenses paid by us. We used approximately $167 million of the net proceeds from the offering to pay the cost of the capped call transactions described below. We used the remaining net proceeds from the offering to repay approximately $1.2 billion in borrowings outstanding under the USD Tranche B, together with accrued interest, as well as for general corporate purposes.

Indenture and the Convertible Notes

On May 16, 2024, we entered into an indenture (the “Indenture”) with respect to the Convertible Notes with U.S. Bank Trust Company, National Association, as trustee. Under the Indenture, the Convertible Notes are senior unsecured obligations of ours and bear interest at a coupon rate of 1.25% per annum, with interest payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2024. The Convertible Notes will mature on June 1, 2030, unless earlier converted, redeemed or repurchased in accordance with their terms.

Subject to certain conditions, on or after June 5, 2027, we may redeem for cash all or any portion of the Convertible Notes at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the trading day immediately preceding the date the notice of redemption is sent.

The conversion rate for the Convertible Notes is initially 6.4799 shares of our common stock per one thousand dollars principal amount of Notes, which is equivalent to an initial conversion price of approximately $154.32 per share. The conversion rate is subject to adjustment upon the occurrence of certain events.

Upon conversion, we will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. Prior to March 1, 2030, noteholders may convert all or any portion of their Convertible Notes only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the second scheduled trading day immediately preceding the maturity date.

If we undergo a fundamental change (as defined in the Indenture) prior to the maturity date of the Convertible Notes, holders may require us to repurchase for cash all or any portion of their Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Indenture contains customary terms and covenants, including that upon certain events of default that are occurring and continuing, either the trustee or the holders of at least 25% in aggregate principal amount of the outstanding Convertible Notes may declare 100% of the principal of, and accrued and unpaid interest, if any, on, all the Convertible Notes to be due and payable.

As of June 30, 2024, the Convertible Notes are classified as a long-term liability, net of issuances costs, on the condensed consolidated balance sheet. The Convertible Notes were issued at par and costs associated with the issuance of the Convertible Notes are amortized to interest expense over the contractual term of the Convertible Notes. As of June 30, 2024, the effective interest rate of the Convertible Notes was 1.56%.

Capped Call Transactions

On May 13, 2024, in connection with the pricing of the Convertible Notes, and on May 14, 2024, in connection with the exercise in full by the initial purchasers of their option to purchase additional Convertible Notes, we entered into privately negotiated capped call transactions with certain of the initial purchasers of the Convertible Notes or their respective affiliates and other financial institutions. The capped call transactions are expected generally to reduce the potential dilution to our common stock upon conversion of any Convertible Notes and/or offset any cash payments that we are required to make in excess of the principal amount of any converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap initially equal to $237.42 per share (which represents a premium of 100% over the last reported sale price of $118.71 per share of our common stock on The Nasdaq Global Select Market on May 13, 2024), and is subject to customary adjustments under the terms of the capped call transactions.

Lines of Credit and Borrowing Arrangements

Certain of our Japanese subsidiaries have lines of credit and a financing facility with various financial institutions, many of which generally expire and are renewed at three-month intervals with the remaining having no expiration date. These lines of credit and financing facility provided for aggregate borrowings as of June 30, 2024 and December 31, 2023 of up to an equivalent of $19 million and $14 million, respectively. There were no borrowings under these arrangements at June 30, 2024 and December 31, 2023.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information concerning market risk is contained in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report. As of June 30, 2024, there were no material changes in our exposure to market risk from December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (who serves as both our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS.

Information regarding risk factors affecting our business is discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission on February 27, 2024 (the “Annual Report”).

The risk factor disclosure in the Annual Report is qualified by new risk factor disclosure set forth below related to our recent offering of $1.4 billion aggregate principal amount of convertible senior notes due 2030 (the “Convertible Notes”).

The market price of our common stock has fluctuated and may continue to fluctuate for reasons over which we have no control.

The stock market has from time to time experienced, and is likely to continue to experience, extreme price and volume fluctuations. For example, the closing price of our common stock ranged from a high of $137.16 to a low of $97.35 between January 1, 2024 and June 30, 2024. Prices of securities of technology companies have been especially volatile and have often fluctuated for reasons that are unrelated to the operating performance of the companies. Historically, the market price of shares of our common stock has fluctuated greatly and could continue to fluctuate due to a variety of factors. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we become the subject of securities class action litigation, it could result in substantial costs and a diversion of our management’s attention and resources.

The market price of our common stock is also likely to be influenced by the Convertible Notes. For example, the market price of our common stock could become more volatile and could be depressed by: (i) investors’ anticipation of the potential resale in the market of a substantial number of additional shares of our common stock received upon conversion of the Convertible Notes; and (ii) hedging or arbitrage trading activity that may develop involving the Convertible Notes and our common stock.

Our consolidated indebtedness has increased substantially as a result of the Atotech Acquisition, as well as our offering of the Convertible Notes. This increased level of indebtedness could adversely affect us, including by increasing our interest expense and decreasing our business flexibility.

As of July 31, 2024, we had approximately $3.6 billion of principal indebtedness outstanding under a senior secured term loan facility (the “Term Loan Facility”) comprised of two tranches: a $2.6 billion loan (the “USD Tranche B”) and a €800 million loan (the “Euro Tranche B”). As of July 31, 2024, we also had $675 million of available borrowing capacity under a senior secured revolving credit facility (the “Revolving Facility” and together with the Term Loan Facility, the “Credit Facilities”). On May 16, 2024, we completed a private offering of $1.4 billion aggregate principal amount of the Convertible Notes, and used approximately $1.2 billion of the proceeds to partially repay borrowings under the USD Tranche B.

This level of indebtedness could have the effect, among other things, of reducing our flexibility to respond to changing business, industry and economic conditions, limiting our ability to obtain financing in the future and increasing interest expense. We also have incurred and will continue to incur various costs and expenses associated with our indebtedness. The amount of cash required to pay interest on our increased indebtedness levels, and the demands on our cash resources that come from that debt, are significant. Our level of indebtedness could also reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and may create competitive disadvantages relative to other companies with lower debt levels. If the financial performance of the combined company does not meet current expectations, then our ability to service our indebtedness may be adversely impacted.

With respect to the Convertible Notes, the accounting method for convertible debt securities that may be settled in cash, such as the Convertible Notes, could have a material effect on our reported financial results. Furthermore, in the event the conditional conversion feature of the Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, we would be required to settle any converted principal in cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we would be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

If a fundamental change occurs prior to the maturity date of the Convertible Notes, holders of the Convertible Notes will have the right, at their option, to require us to repurchase all or a portion of their Notes. In addition, if a make-whole fundamental change occurs prior to the maturity date of the Convertible Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such make-whole fundamental change. Furthermore, the indenture governing the Convertible Notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Convertible Notes and the indenture. These and other provisions in the indenture could deter or prevent a third party from acquiring us even when the acquisition may be favorable to investors.

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

ITEM 5. OTHER INFORMATION.

For the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a trading arrangement for the sale or purchase of Company securities that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS.

Exhibit No.	Exhibit Description

+3.1(1)	Restated Articles of Organization of the Registrant

+3.2(2)	Articles of Amendment to Restated Articles of Organization of the Registrant, as filed with the Secretary of State of Massachusetts on May 18, 2001

+3.3(3)	Articles of Amendment to Restated Articles of Organization of the Registrant, as filed with the Secretary of State of Massachusetts on May 16, 2002

+3.4(4)	Amended and Restated By-Laws of the Registrant

+4.1(5)	Indenture, dated May 16, 2024, between the Registrant and U.S. Bank Trust Company, National Association, as trustee

+4.2(5)	Form of Global Note (included with Exhibit 4.1)

10.1*	Employment Agreement, effective April 30, 2024, between John Williams and the Registrant

+10.2(6)*	Second Amendment, dated May 7, 2024, to Employment Agreement, effective September 16, 2019, between James A. Schreiner and the Registrant

+10.3(7)

Fourth Amendment to Credit Agreement, dated as of July 23, 2024, by and among the Registrant, as parent borrower, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and each lender party thereto

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
(5)
Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-23621), filed with the Securities and
Exchange Commission on May 16, 2024.
(6)
Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-23621), filed with the Securities and
Exchange Commission on May 8, 2024.
(7)
Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-23621), filed with the Securities and Exchange Commission on July 23, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MKS INSTRUMENTS, INC.

Date: August 8, 2024	By:	/s/ John T.C. Lee
John T.C. Lee
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)