Form 10-Q
period 2024-09-30
MKS INSTRUMENTS INC
filed 2024-11-07
CIK 1049502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of October 29, 2024, the registrant had 67,298,941 shares of common stock outstanding.

MKS INSTRUMENTS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MKS INSTRUMENTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

(Unaudited)

ASSETS	September 30, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$861	$875
Accounts receivable, net of allowance for doubtful accounts of $7 and $6 at September 30, 2024 and December 31, 2023, respectively	609	603
Inventories	940	991
Other current assets	258	227
Total current assets	2,668	2,696

Property, plant and equipment, net	770	784
Right-of-use assets, net	247	225
Goodwill	2,567	2,554
Intangible assets, net	2,443	2,619
Other assets	328	240
Total assets	$9,023	$9,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$50	$93
Accounts payable	306	327
Other current liabilities	425	428
Total current liabilities	781	848

Long-term debt, net	4,758	4,696
Non-current deferred taxes	590	640
Non-current accrued compensation	154	151
Non-current lease liabilities	216	205
Other non-current liabilities	126	106
Total liabilities	6,625	6,646
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 200,000,000 shares authorized; 67,298,941 and 66,942,421 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	2,053	2,195
Retained earnings	428	373
Accumulated other comprehensive (loss) income	(83)	(96)
Total stockholders’ equity	2,398	2,472
Total liabilities and stockholders’ equity	$9,023	$9,118

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INSTRUMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in millions, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenues:
Products	$776	$818	$2,301	$2,416
Services	120	114	351	314
Total net revenues	896	932	2,652	2,730
Cost of revenues:
Products	410	446	1,220	1,326
Services	54	60	165	173
Total cost of revenues (exclusive of amortization shown separately below)	464	506	1,385	1,499
Gross profit	432	426	1,267	1,231
Research and development	70	71	206	218
Selling, general and administrative	167	167	498	514
Acquisition and integration costs	3	3	6	14
Restructuring and other	1	1	6	13
Fees and expenses related to amendments to the Term Loan Facility	2	—	5	—
Amortization of intangible assets	61	68	184	225
Goodwill and intangible asset impairments	—	—	—	1,827
Gain on sale of long-lived assets	—	(2)	—	(2)
Income (loss) from operations	128	118	362	(1,578)
Interest income	(6)	(4)	(17)	(10)
Interest expense	64	93	230	266
Loss on extinguishment of debt	5	—	52	—
Other expense (income), net	5	7	(3)	14
Income (loss) before income taxes	60	22	100	(1,848)
(Benefit) provision for income taxes	(2)	(17)	1	(76)
Net income (loss)	$62	$39	$99	$(1,772)
Other comprehensive income (loss), net of tax:
Changes in value of financial instruments designated as cash flow hedges	$(59)	$16	$(27)	$45
Foreign currency translation adjustments	184	(96)	18	(269)
Change in net investment hedge	(28)	21	—	8
Unrealized gain (loss) on investments	13	4	22	(7)
Net unrecognized pension (loss) gain	(3)	—	—	(5)
Total comprehensive (loss) income	$169	$(16)	$112	$(2,000)
Net income (loss) per share:
Basic	$0.92	$0.59	$1.48	$(26.53)
Diluted	$0.92	$0.58	$1.47	$(26.53)
Weighted average common shares outstanding:
Basic	67.4	66.9	67.2	66.8
Diluted	67.6	67.1	67.5	66.8

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INSTRUMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share data)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance at December 31, 2023	66.9	$0.1	$2,195	$373	$(96)	$2,472
Net issuance under stock-based plans	0.2		(9)			(9)
Stock-based compensation			15			15
Cash dividend ($0.22 per common share)				(15)		(15)
Comprehensive (loss) income (net of tax):
Net income (loss)				15		15
Other comprehensive (loss) income					(54)	(54)
Balance at March 31, 2024	67.1	0.1	2,201	373	(150)	2,424
Net issuance under stock-based plans	0.2		(2)			(2)
Stock-based compensation			11			11
Purchase of capped calls related to Convertible Notes			(167)			(167)
Cash dividend ($0.22 per common share)				(15)		(15)
Comprehensive (loss) income (net of tax):
Net income (loss)				23		23
Other comprehensive (loss) income					(40)	(40)
Balance at June 30, 2024	67.3	0.1	2,042	381	(190)	2,233
Net issuance under stock-based plans	—		(1)			(1)
Stock-based compensation			11			11
Cash dividend ($0.22 per common share)				(15)		(15)
Comprehensive income (loss) (net of tax):
Net income (loss)				62		62
Other comprehensive income (loss)					107	107
Balance at September 30, 2024	67.3	$0.1	$2,053	$428	$(83)	$2,398

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance at December 31, 2022	66.6	$—	$2,142	$2,272	$69	$4,483
Net issuance under stock-based plans	0.1		(6)			(6)
Stock-based compensation			18			18
Cash dividend ($0.22 per common share)				(15)		(15)
Comprehensive (loss) income (net of tax):
Net (loss) income				(42)		(42)
Other comprehensive income (loss)					13	13
Balance at March 31, 2023	66.7	—	2,154	2,215	82	4,451
Net issuance under stock-based plans	0.2		1			1
Stock-based compensation			13			13
Cash dividend ($0.22 per common share)				(15)		(15)
Comprehensive (loss) income (net of tax):
Net (loss) income				(1,769)		(1,769)
Other comprehensive (loss) income					(186)	(186)
Balance at June 30, 2023	66.9	—	2,168	431	(104)	2,495
Net issuance under stock-based plans	—		(1)			1
Stock-based compensation			13			13
Cash dividend ($0.22 per common share)				(15)		(15)
Comprehensive (loss) income (net of tax):
Net income (loss)				39		39
Other comprehensive (loss) income					(55)	(55)
Balance at September 30, 2023	66.9	$-	$2,180	$455	$(159)	$2,476

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INSTRUMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$99	$(1,772)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	262	301
Goodwill and intangible asset impairments	—	1,827
Unrealized loss (gain) on derivatives not designated as hedging instruments	2	23
Amortization of debt issuance costs and original issue discount	23	23
Gain on sale of long-lived assets	—	(2)
Loss on extinguishment of debt	52	—
Stock-based compensation	37	43
Provision for excess and obsolete inventory	41	54
Deferred income taxes	(168)	(173)
Other	5	4
Changes in operating assets and liabilities
Accounts receivable	(7)	85
Inventories	11	(99)
Other current and non-current assets	17	12
Accounts payable	(21)	(110)
Accrued compensation	(26)	(11)
Income taxes payable	53	(75)
Other current and non-current liabilities	(28)	8
Net cash provided by operating activities	352	138
Cash flows from investing activities:
Proceeds from sale of long-lived assets	1	3
Purchases of property, plant and equipment	(67)	(53)
Net cash used in investing activities	(66)	(50)
Cash flows from financing activities:
Proceeds from borrowings	2,161	1
Payments of borrowings	(2,198)	(67)
Purchase of capped calls related to Convertible Notes	(167)	—
Payments of deferred financing fees	(33)	—
Dividend payments	(44)	(44)
Net payments related to employee stock awards	(12)	(5)
Other financing activities	(10)	(1)
Net cash used in financing activities	(303)	(116)
Effect of exchange rate changes on cash and cash equivalents	3	(22)
Decrease in cash and cash equivalents	(14)	(50)
Cash and cash equivalents at beginning of period	875	909
Cash and cash equivalents at end of period	$861	$859

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

(1)
Basis of Presentation

The terms “MKS” and the “Company” refer to MKS Instruments, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim financial data as of September 30, 2024, and for the three and nine months ended September 30, 2024, are unaudited; however, in the opinion of MKS, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet presented as of December 31, 2023 has been derived from the consolidated audited financial statements as of that date. The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by United States generally accepted accounting principles (“U.S. GAAP”). The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the MKS Annual Report on Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission on February 27, 2024.

The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, inventory valuation, warranty costs, pension plan valuations, stock-based compensation, intangible assets, goodwill, other long-lived assets and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As a result of rounding, there may be immaterial differences in amounts presented and certain calculations may not sum to the total number expressed in each category or tie to a corresponding schedule.

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

(2)
Recent Accounting Pronouncements

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. The Company continues to assess the effect on the Company’s consolidated financial statement disclosures; however, adoption will not impact the consolidated financial statements.

Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (“PBE”) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local and foreign and by jurisdiction if the amount is at least 5% of total income tax

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to financial statements. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

(3)
Revenue from Contracts with Customers

Contract assets as of September 30, 2024 and December 31, 2023 were $23 and $26, respectively. A roll-forward of the Company’s deferred revenue and customer advances is as follows:

	Nine Months Ended
	September 30, 2024	September 30, 2023
Beginning balance, January 1(1)	$79	$96
Additions to deferred revenue and customer advances	103	122
Amount of deferred revenue and customer advances recognized in income	(110)	(136)
Ending balance, September 30(2)	$72	$82

(1)
Beginning balance as of January 1, 2024 included $77 of current deferred revenue and customer advances and $2 of non-current deferred revenue. Beginning balance as of January 1, 2023 included $94 of current deferred revenue and customer advances and $2 of non-current deferred revenue.
(2)
Ending balance as of September 30, 2024 included $70 of current deferred revenue and customer advances and $2 of non-current deferred revenue. Ending balance as of September 30, 2023 included $80 of current deferred revenue and customer advances and $2 of non-current deferred revenue.

Revenue from certain custom products, including MSD plating equipment, and revenue from certain service contracts are recorded over time. Remaining product and services revenues are recorded at a point in time.

Disaggregation of Revenue

The following tables summarize product and service revenue from contracts with customers in MKS’ three reportable segments.

	Three Months Ended September 30, 2024
	VSD	PSD	MSD	Total
Net revenues:
Products	$283	$209	$284	$776
Services	62	42	16	120
Total net revenues	$345	$251	$300	$896

	Three Months Ended September 30, 2023
	VSD	PSD	MSD	Total
Net revenues:
Products	$294	$225	$299	$818
Services	60	42	12	114
Total net revenues	$354	$267	$311	$932

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

	Nine Months Ended September 30, 2024
	VSD	PSD	MSD	Total
Net revenues:
Products	$833	$633	$835	$2,301
Services	179	126	46	351
Total net revenues	$1,012	$759	$881	$2,652

	Nine Months Ended September 30, 2023
	VSD	PSD	MSD	Total
Net revenues:
Products	$929	$613	$874	$2,416
Services	163	111	40	314
Total net revenues	$1,092	$724	$914	$2,730

The following table summarizes revenue from contracts with customers in the Company’s three end markets: Semiconductor, Electronics and Packaging, and Specialty Industrial.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Semiconductor	$378	$367	$1,098	$1,117
Electronics and Packaging	231	243	669	691
Specialty Industrial	287	322	885	922
	$896	$932	$2,652	$2,730

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Assets and liabilities of the Company are measured at fair value on a recurring basis as of September 30, 2024 and are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$415	$415	$—	$—
Time deposits	7	—	7	—
Equity securities	1	1	—	—
Available-for-sale securities:
Group insurance contracts	6	—	6	—
Derivatives
Foreign exchange forward contracts	3	—	3	—
Interest rate swaps - current	8	—	8	—
Interest rate swaps - non-current	8	—	8	—
Pension and deferred compensation plan assets	20	—	20	—
Total assets	$468	$416	$52	$—
Liabilities:
Derivatives
Foreign exchange forward contracts-current	$4	$—	$4	$—
Interest rate swaps - current	11	—	11	—
Total liabilities	$15	$—	$15	$—
Reported as follows:
Assets:
Cash and cash equivalents(1)	$422	$415	$7	$—
Other current assets	11	—	11	—
Total current assets	$433	$415	$18	$—
Other assets	$35	$1	$34	$—
Liabilities:
Other current liabilities	$15	$—	$15	$—

(1) The cash and cash equivalents amount presented in the table above does not include cash of $439 as of September 30, 2024.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Assets and liabilities of the Company are measured at fair value on a recurring basis as of December 31, 2023 and are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$356	$356	$—	$—
Time deposits	12	—	12	—
Available-for-sale securities:
Group insurance contracts	6	—	6	—
Derivatives
Foreign exchange forward contracts	2	—	2	—
Interest rate caps - current	3	—	3	—
Interest rate swaps - non-current	41	—	41	—
Pension and deferred compensation plan assets	19	—	19	—
Total assets	$439	$356	$83	$—
Liabilities:
Derivatives
Foreign exchange forward contracts	$5	$—	$5	$—
Total liabilities	$5	$—	$5	$—
Reported as follows:
Assets:
Cash and cash equivalents (1)	$368	$356	$12	$—
Other current assets	5	—	5	—
Total current assets	$373	$356	$17	$—
Other assets	$66	$—	$66	$—
Liabilities:
Other current liabilities	$5	$—	$5	$—

(1) The cash and cash equivalents amount presented in the table above does not include cash of $507 as of December 31, 2023.

Other Fair Value Disclosures

The estimated carrying value and fair value of the Company’s debt as of September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	$3,529	$3,538	$4,953	$4,965
Convertible Notes	1,400	1,401	—	—
Total	$4,929	$4,939	$4,953	$4,965

The estimated carrying value and fair value of the Company’s Term Loan Facility, as defined and further described in Note 8, was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy. The estimated fair value of the Company’s Convertible Notes, as defined and further described in Note 8, was determined based on the last traded price of the Convertible Notes for the period ended September 30, 2024, and falls under Level 2 of the fair value hierarchy.

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

(5)
Derivatives and Net Investment Hedge

Foreign Exchange Forward Contracts

The Company hedges a portion of its forecasted foreign currency-denominated intercompany sales of inventory, over a maximum period of twenty-four months, using foreign exchange forward contracts accounted for as cash-flow hedges. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, and otherwise meet the hedge accounting criteria, changes in the derivatives’ fair value are not included in current earnings but are included in other comprehensive income (“OCI”) in stockholders’ equity. These changes in fair value will subsequently be reclassified into earnings as applicable, when the forecasted transaction occurs. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. The cash flows resulting from foreign exchange forward contracts are classified in the condensed consolidated statements of cash flows as part of cash flows from operating activities. The Company does not enter into derivative instruments for trading or speculative purposes.

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

The following table summarizes the net notional values of foreign exchange forward contracts outstanding as of September 30, 2024 and December 31, 2023:

	Net Notional Value
	September 30, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Foreign exchange forward contracts-cash flow hedges	$116	$178
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts-balance sheet hedges	$239	$155

For both periods presented in the table, the Japanese yen and the South Korean won were the largest notional contracts for designated cash flow hedges, and the Euro was the largest notional contract for balance sheet hedges not designated as a hedging instrument.

Net Investment Hedges

On January 1, 2023, the Company designated certain Euro-denominated debt as a net investment hedge to hedge a portion of its net investments in certain of its entities with functional currencies denominated in the Euro. On January 22, 2024, the Company prepaid its USD Tranche A in full using, in part, a €250 incremental borrowing under its Euro Tranche B, each as defined and further described in Note 8. On January 22, 2024, the Company designated the additional €250 of its Euro Tranche B as a net investment hedge. As of September 30, 2024, the total principal amount outstanding under its Euro Tranche B was €798 and the entire balance was designated as a net investment hedge. As of December 31, 2023, the total principal amount outstanding under its Euro Tranche B was €593 and the entire balance was designated as a net investment hedge. For these net investment hedges, the Company records foreign currency remeasurement gains and losses within a

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

component of OCI. Recognition in earnings of amounts previously recorded in accumulated OCI is limited to circumstances such as complete or substantially complete liquidation or sale of the net investment in the hedged foreign operations.

Interest Rate Agreements

The Company has various interest rate swap agreements maturing through January 31, 2029, that exchange a forward-looking term rate based on the variable secured overnight financing rate (“Term SOFR”) paid on the outstanding balance of its Term Loan Facility, as defined and further described in Note 8, to a fixed rate. The notional value of the agreements was $2,600 and $2,300 as of September 30, 2024 and December 31, 2023, respectively. The Company acquired USD London Interbank Offered Rate (“LIBOR”) interest rate cap agreements as a result of its acquisition of Atotech Limited (“Atotech”) on August 17, 2022 (the “Atotech Acquisition”) and had utilized these agreements to offset Term SOFR on its Term Loan Facility. The notional value of the agreements was $700 as of December 31, 2023 and expired on January 31, 2024. Effective June 30, 2023, the Company’s USD LIBOR based interest rate caps were converted to Term SOFR. The Company also had two USD LIBOR based swaps that were converted to Term SOFR, effective June 30, 2023. The conversions from USD LIBOR to Term SOFR did not have a material impact on the Company’s results of operations.

The interest rate swaps are recorded at fair value on the balance sheet and changes in the fair value are recognized in OCI. To the extent these arrangements are no longer effective hedges, the hedging relationship will be discontinued and changes in the fair value of the hedging instruments from the last assessment period that were effective up to the current period will be recorded immediately in earnings. Amounts previously recorded in OCI will remain in OCI and will be reclassified to earnings when the interest payments impact consolidated earnings. If the Company determines that the interest payments are unlikely to occur, amounts previously recorded in OCI will be reclassified to earnings immediately. Changes in the fair value of interest rate caps were recorded immediately in earnings, as the Company did not designate these instruments as hedges and therefore these instruments did not qualify for hedge accounting. The cash flows resulting from interest rate agreements are classified in cash flows from operating activities.

The following table summarizes the net gains (losses) on derivatives designated as cash flow hedging instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Foreign exchange forward contracts-cash flow hedges:
Net (losses) gains recognized in accumulated OCI	$(7)	$(1)	$1	$9
Net gains (losses) reclassified from accumulated OCI into cost of revenues	$3	$2	$5	$4
Interest rate hedges:
Net (losses) gains recognized in accumulated OCI	$(52)	$17	$(28)	$36
Net gains (losses) reclassified from accumulated OCI into interest expense	$16	$12	$49	$32

We expect an immaterial amount to be reclassified from OCI into cost of revenues during the next twelve months related to foreign exchange forward contracts. We expect a gain of approximately $16 to be recorded into interest expense during the next twelve months related to interest rate swaps.

The following table summarizes the net gains (losses) on derivatives not designated as hedging instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Foreign exchange forward contracts-balance sheet hedges:
Net gains (losses) recognized in other (income) expense, net	$1	$(5)	$1	$(9)
Interest rate caps:
Net gains (losses) recognized in income	$—	$1	$—	$3

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Derivative instruments are subject to master netting arrangements. However, the Company has elected to record these contracts on a gross basis in the condensed consolidated balance sheet. The location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheet is disclosed in Note 4.

(6)
Inventories

Inventories consist of the following:

	September 30, 2024	December 31, 2023
Raw materials	$708	$740
Work-in-process	96	94
Finished goods	136	157
Total	$940	$991

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

The changes in the carrying amount of goodwill and accumulated impairment loss during the nine months ended September 30, 2024 were as follows:

	Gross Carrying Amount	Accumulated Impairment Loss	Net
Beginning balance, January 1, 2024	$4,387	$(1,833)	$2,554
Foreign currency translation and measurement period adjustments	13	—	13
Ending balance, September 30, 2024	$4,400	$(1,833)	$2,567

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

Fair value estimates are based on a complex set of judgments about future events and uncertainties and rely heavily on estimates and assumptions that have been deemed reasonable by the Company's management. There are inherent uncertainties and management judgment required in these determinations.

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

Intangible Assets

The Company’s intangible assets are comprised of the following:

As of September 30, 2024:	Gross	Accumulated Impairment Charges	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology	$1,268	$(152)	$(473)	$(3)	$640
Customer relationships	2,072	(1)	(442)	(11)	1,618
Patents, trademarks, trade names and other	381	(63)	(127)	(6)	185
	$3,721	$(216)	$(1,042)	$(20)	$2,443

As of December 31, 2023:	Gross	Accumulated Impairment Charges	Accumulated Amortization Charges	Foreign Currency Translation and Measurement Period Adjustments	Net
Completed technology	$1,268	$(152)	$(405)	$(4)	$707
Customer relationships	2,072	(1)	(335)	(17)	1,719
Patents, trademarks, trade names and other	381	(63)	(118)	(7)	193
	$3,721	$(216)	$(858)	$(28)	$2,619

During the nine months ended September 30, 2023, $9 of IPR&D was written off to amortization expense as certain projects were cancelled.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Aggregate amortization expense related to acquired intangible assets for the nine months ended September 30, 2024 and 2023 was $184 and $225, respectively.

Aggregate net amortization expense related to acquired intangible assets for future years is as follows:

Year	Amount
2024 (remaining)	$64
2025	254
2026	250
2027	249
2028	249
2029	246
Thereafter	1,075

The Company excluded from the above table intangible assets of $56 of indefinite-lived trademarks and trade names, which were not subject to amortization.

(8)
Debt

The Company’s outstanding debt is as follows:

	September 30, 2024	December 31, 2023
Short-term debt:
Term Loan Facility	$50	$93
Long-term debt:
Term Loan Facility	$3,479	$4,860
Debt issuance costs - Term Loan Facility	(94)	(164)
Term Loan Facility, net	3,385	4,696
Convertible Notes	1,400	—
Debt issuance costs - Convertible Notes	(27)	—
Convertible Notes, net	1,373	—
Total long-term debt, net	$4,758	$4,696

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

In addition to paying interest on outstanding principal under the Credit Facilities, the Company is required to pay a commitment fee in respect of the unutilized commitments under the Revolving Facility. The commitment fee is subject to adjustment based on the Company’s first lien net leverage ratio as of the end of the preceding fiscal quarter. The Company must also pay customary letter of credit fees and agency fees. As of September 30, 2024, the commitment fee was 0.25% per annum, representing a downward adjustment from 0.375% as of June 30, 2024.

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

On February 13, 2024, the Company entered into the Third Amendment to Credit Agreement (the “Third Amendment”), pursuant to which the Company increased the available borrowing capacity under the Revolving Facility by $175 (the “Incremental Revolving Commitments”). As of September 30, 2024, the available borrowing capacity under the Revolving Facility was $675.

On July 23, 2024 (the “Fourth Amendment Effective Date”), the Company entered into the Fourth Amendment to Credit Agreement (the “Fourth Amendment”), pursuant to which the Company (i) refinanced its existing USD Tranche B loan and Euro Tranche B loan with a new $2,650 USD Tranche B loan and a new €800 Euro Tranche B loan, (ii) decreased the applicable margin for the USD Tranche B from 2.50% to 2.25% with respect to Term SOFR borrowings and from 1.50% to 1.25% with respect to base rate borrowings and (iii) decreased the applicable margin for the Euro Tranche B from 3.00% to 2.75%.

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

The Company recorded a $5 loss on extinguishment of debt in connection with the Fourth Amendment as a result of the acceleration of deferred financing and original issue discounts.

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

The Company may voluntarily prepay outstanding loans under the Credit Facilities from time to time, subject to certain conditions, without premium or penalty other than customary “breakage” costs with respect to Term SOFR or EURIBOR loans; provided, however, that subject to certain exceptions, if on or prior to the date that is six months after the Fourth Amendment Effective Date, the Company prepays any loans under the USD Tranche B or the Euro Tranche B in connection with a repricing transaction, the Company must pay a prepayment premium of 1.00% of the aggregate principal amount of the loans so prepaid. Additionally, the Company may voluntarily reduce the unutilized portion of the commitment amount under the Revolving Facility.

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

Under the Credit Agreement, the Company has the ability to incur additional incremental debt facilities in an amount up to (x) the greater of (1) $1,011 and (2) 75% of consolidated last twelve months earnings before interest, taxes, depreciation, and amortization (“EBITDA”), plus (y) an amount equal to the sum of all voluntary prepayments of term loans under the Term Loan Facility, plus (z) an additional unlimited amount subject to pro forma compliance with certain leverage ratio tests (based on the security and priority of such incremental debt).

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

The Credit Agreement also contains customary representations and warranties, affirmative covenants and provisions relating to events of default. If an event of default occurs, the lenders under the Credit Facilities will be entitled to take various actions, including the acceleration of amounts due under the Credit Facilities and all actions permitted to be taken by a secured creditor. As of September 30, 2024, the Company was in compliance with all covenants under the Credit Agreement.

The Company paid certain customary fees to and expenses of (i) JPMorgan Chase Bank, N.A., Barclays Bank PLC, BofA Securities, Inc., Citibank, N.A., HSBC Securities (USA) Inc. and Mizuho Bank, Ltd. in their respective capacities as lead arrangers and bookrunners in connection with the Credit Facilities on the Effective Date, (ii) JPMorgan Chase Bank, N.A. in its capacity as lead arranger in connection with each of the First Amendment, the Second Amendment, the Third Amendment and the Fourth Amendment and (iii) the lenders providing the Incremental Revolving Commitments pursuant to the Third Amendment.

As described further below under “Convertible Notes,” on May 16, 2024, the Company completed a private offering of convertible senior notes. A significant portion of the net proceeds from the offering was used to repay approximately $1,206 of the USD Tranche B. As a result of the repayment, the Company recorded a $38 loss on extinguishment of debt.

As of September 30, 2024, the weighted average interest rate of the Term Loan Facility was 6.9%. The Revolving Facility has a maturity date in August 2027 while the USD Tranche B and Euro Tranche B have a maturity date in August 2029. As of September 30, 2024, there were no borrowings under the Revolving Facility.

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

As of September 30, 2024, the Convertible Notes are classified as a long-term liability, net of issuances costs, on the condensed consolidated balance sheet. The Convertible Notes were issued at par and costs associated with the issuance of the Convertible Notes are amortized to interest expense over the contractual term of the Convertible Notes. As of September 30, 2024, the effective interest rate of the Convertible Notes was 1.56%.

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

The Company evaluated the capped call transactions and determined that they should be accounted for separately from the Convertible Notes. The cost of $167 to purchase the capped call transactions was recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheet as the capped call transactions are indexed to the Company’s own stock and met the criteria to be classified in stockholders' equity.

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The Company’s interest expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Term Loan Facility:
Contractual interest expense	$67	$103	$244	$291
Amortization of debt issuance costs as interest expense	6	7	20	22
Total interest expense on Term Loan Facility	$73	$110	$264	$313
Convertible Notes:
Contractual interest expense	$4	$—	$7	$—
Amortization of debt issuance costs as interest expense	1	—	2	—
Total interest expense on Convertible Notes	$5	$—	$9	$—
Other interest expense, net (1)	$(14)	$(17)	$(43)	$(47)
Total interest expense	$64	$93	$230	$266

(1) Other interest expense, net primarily consists of interest (income) expense related to the Company’s interest rate swap and interest rate cap agreements.

Lines of Credit and Borrowing Arrangements

Certain of the Company’s Japanese subsidiaries have lines of credit and a financing facility with various financial institutions, many of which generally expire and are renewed at three-month intervals with the remaining having no expiration date. The lines of credit and financing facility provided for aggregate borrowings as of September 30, 2024 and December 31, 2023 of up to an equivalent of $21 and $14, respectively. There were no borrowings outstanding under these arrangements at September 30, 2024 and December 31, 2023.

Contractual maturities of the Company’s debt obligations as of September 30, 2024 are as follows:

Year	Amount
2024 (remaining)	$13
2025	50
2026	50
2027	50
2028	50
2029	3,316
Thereafter	1,400

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

Product warranty activities were as follows:

	Nine Months Ended September 30,
	2024	2023
Beginning of period	$22	$27
Provision for product warranties	18	8
Charges to warranty liability	(18)	(11)
End of period	$22	$24

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

As of September 30, 2024, short-term product warranties of $14 and long-term product warranties of $8 were included within other current liabilities and other non-current liabilities, respectively, within the accompanying condensed consolidated balance sheet. As of September 30, 2023, short-term product warranties of $16 and long-term product warranties of $8 were included within other current liabilities and other non-current liabilities, respectively, within the accompanying condensed consolidated balance sheet.

(10)
Other Current Liabilities

Other current liabilities consisted of the following:

	September 30, 2024	December 31, 2023
Accrued compensation and other employee-related obligations	$134	$159
Deferred revenue and customer advances	70	77
Income taxes payable	73	57
Lease liabilities	35	30
Other	113	105
Total other current liabilities	$425	$428

(11)
Income Taxes

The Company’s effective tax rates for the three and nine months ended September 30, 2024 were (4.0)% and 1.2% respectively. The Company’s effective tax rates for the three and nine months ended September 30, 2024 were lower than the U.S. statutory tax rate primarily due to the tax benefit related to the Company’s earnings mix, an increase in the U.S. deduction for foreign derived intangible income (“FDII”) and a one-time increase in research and development tax credits due to the filing of prior year amended returns for 2020 and 2021, partially offset by an expected increase in foreign withholding taxes and a waiver of deductions related to U.S. base erosion payments.

The Company’s effective tax rates for the three and nine months ended September 30, 2023 were (75.3%) and 4.1%, respectively. The Company’s effective tax rate for the three months ended September 30, 2023 was lower than the U.S. statutory tax rate primarily due to the U.S. deduction for FDII and various tax credits. The Company’s effective tax rate for the nine months ended September 30, 2023 was lower than the U.S. statutory tax rate primarily due to the tax benefit related to the impairment of intangible assets and the aforementioned tax credits.

(12)
Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$62	$39	$99	$(1,772)
Denominator:
Shares used in net income (loss) per common share – basic	67.4	66.9	67.2	66.8
Effect of dilutive securities	0.2	0.2	0.3	—
Shares used in net income (loss) per common share – diluted	67.6	67.1	67.5	66.8
Net income (loss) per common share:
Basic	$0.92	$0.59	$1.48	$(26.53)
Diluted	$0.92	$0.58	$1.47	$(26.53)

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

For the three and nine months ended September 30, 2024, the Company had an immaterial quantity of RSUs that were antidilutive and were excluded from the computation of diluted weighted-average shares. For the three and nine months ended September 30, 2024, the Convertible Notes were antidilutive and were excluded from the computation of diluted weighted-average shares.

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

The total stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues	$2	$1	$5	$4
Research and development	2	2	5	5
Selling, general and administrative	7	10	27	34
Total stock-based compensation expense	$11	$13	$37	$43

At September 30, 2024, the total compensation expense related to unvested stock-based awards granted to employees and directors under the Plans that had not been recognized was $54. Stock-based awards include (i) time-based RSUs, (ii) performance-based RSUs based on the achievement of adjusted EBITDA targets (the “Adjusted EBITDA RSUs”), (iii) performance-based RSUs based on the Company’s total shareholder return relative to a group of peers over a three-year performance period (the “rTSR RSUs”) and (iv) employee stock purchase plan rights. The Company determines the fair value of time-based RSUs based on the closing market price of the Company’s common stock on the date of the award. The Company determines the original fair value of Adjusted EBITDA RSUs based upon the closing market price of the Company’s stock on the date of the award and adjusts the fair value quarterly during the first year based upon actual and forecasted results against Adjusted EBITDA targets. The Company estimates the fair value of rTSR RSUs using the Monte Carlo simulation model, which requires the use of highly subjective and complex assumptions, including the price volatility of the underlying stock. The Company estimates the fair value of employee stock purchase plan rights using the Black-Scholes valuation method. Such values are recognized as expense on a straight-line basis for time-based awards and rTSR RSUs and using the accelerated graded vesting method for Adjusted EBITDA RSUs, all over the requisite service periods.

The following table presents the activity for RSUs under the Plans:

	Nine Months Ended September 30, 2024
	Quantity	Weighted Average Grant Date Fair Value Per Share
RSUs – beginning of period	1.0	$98.36
Granted	0.5	$122.18
Vested or forfeited	(0.5)	$107.30
RSUs – end of period	1.0	$104.49

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

(14)
Stockholders’ Equity

Share Repurchase Program

On July 25, 2011, the Company’s Board of Directors approved a share repurchase program for the repurchase of up to an aggregate of $200 of its outstanding common stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means. The timing and quantity of any shares repurchased will depend upon a variety of factors, including business conditions, stock market conditions and business development activities, including, but not limited to, merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice. The Company has repurchased approximately 2.6 shares of common stock for approximately $127 pursuant to the program since its adoption. During the three and nine months ended September 30, 2024 and 2023, there were no repurchases of common stock.

Cash Dividends

Holders of the Company’s common stock are entitled to receive dividends when they are declared by the Company’s Board of Directors. During each of the first three quarters of 2024 and 2023, the Company’s Board of Directors declared a cash dividend of $0.22 per share, which totaled $44 for both the nine months ended September 30, 2024 and 2023.

On November 4, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.22 per share to be paid on December 6, 2024 to stockholders of record as of November 25, 2024.

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

MSD develops leading process and manufacturing technologies for advanced surface modification, electroless and electrolytic plating, and surface finishing. Applying a comprehensive systems-and-solutions approach, MSD’s portfolio includes chemistry, equipment, and services for innovative and high-technology applications in a wide variety of end markets.

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

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The following table sets forth net revenues by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
VSD	$345	$354	$1,012	$1,092
PSD	251	267	759	724
MSD	300	311	881	914
	$896	$932	$2,652	$2,730

The following table reconciles gross profit by reportable segment to net income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gross profit by reportable segment:
VSD	$148	$148	$431	$456
PSD	113	110	341	310
MSD	171	168	495	465
Total gross profit by reportable segment	432	426	1,267	1,231
Operating expenses:
Research and development	70	71	206	218
Selling, general and administrative	167	167	498	514
Acquisition and integration costs	3	3	6	14
Restructuring and other	1	1	6	13
Fees and expenses related to amendments to the Term Loan Facility	2	—	5	—
Amortization of intangible assets	61	68	184	225
Goodwill and intangible asset impairments	—	—	—	1,827
Gain on sale of long-lived assets	—	(2)	—	(2)
Income (loss) from operations	128	118	362	(1,578)
Interest income	(6)	(4)	(17)	(10)
Interest expense	64	93	230	266
Loss on extinguishment of debt	5	—	52	—
Other expense (income), net	5	7	(3)	14
Income (loss) before income taxes	60	22	100	(1,848)
(Benefit) provision for income taxes	(2)	(17)	1	(76)
Net income (loss)	$62	$39	$99	$(1,772)

Interest income, interest expense and income tax (benefit) provision are not presented by reportable segment because the necessary information is not classified within the segments nor used by the CODM.

The following table sets forth segment assets by reportable segment:

September 30, 2024	Accounts receivable, net	Inventories	Total
VSD	$180	$510	$690
PSD	169	267	436
MSD	260	163	423
Total segment assets	$609	$940	$1,549

December 31, 2023	Accounts receivable, net	Inventories	Total
VSD	$181	$553	$734
PSD	171	283	454
MSD	251	155	406
Total segment assets	$603	$991	$1,594

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The following table reconciles total segment assets to total assets:

	September 30, 2024	December 31, 2023
Total segment assets	$1,549	$1,594
Cash and cash equivalents	861	875
Other current assets	258	227
Property, plant and equipment, net	770	784
Right-of-use assets, net	247	225
Goodwill and intangible assets, net	5,010	5,173
Other assets	328	240
Total assets	$9,023	$9,118

Goodwill associated with each of the Company’s reportable segments is as follows:

	VSD	PSD	MSD	Total
Reportable segment:
Gross goodwill, at December 31, 2023	$359	$1,007	$3,021	$4,387
Foreign currency translation	(1)	2	12	13
Gross goodwill, at September 30, 2024	358	1,009	3,033	4,400
Accumulated goodwill impairment, at December 31, 2023 and September 30, 2024	(141)	(390)	(1,302)	(1,833)
Goodwill, net of accumulated impairment and foreign currency translation, at September 30, 2024	$217	$619	$1,731	$2,567

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Net revenues:	2024	2023	2024	2023
United States	$194	$236	$615	$688
China	192	192	561	552
South Korea	89	93	260	262
Taiwan	66	67	176	195
Japan	65	68	177	208
Singapore	60	52	171	176
Other	230	224	692	649
	$896	$932	$2,652	$2,730

Long-lived assets include property, plant and equipment, net, right-of-use assets, net and certain other assets.

Long-lived assets:	September 30, 2024	December 31, 2023
United States	$414	$459
China	168	163
Germany	138	149
Other	350	326
	$1,070	$1,097

MKS INSTRUMENTS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

(16)
Restructuring and Other

The Company recorded restructuring and other charges of $1 and $6 during the three and nine months ended September 30, 2024, respectively, primarily related to severance costs incurred as a result of a global cost-saving initiative implemented in the fourth quarter of 2023. Restructuring and other charges for the nine months ended September 30, 2024 also included a $1 charge related to a legal matter. The Company recorded restructuring charges of $1 and $13 during the three and nine months ended September 30, 2023, respectively, primarily related to severance costs incurred as a result of a global cost-saving initiative implemented in each of the first and second quarters of 2023.

The activity related to the Company’s restructuring accrual is shown below:

	Nine Months Ended September 30,
	2024	2023
Restructuring accrual, beginning of period	$9	$3
Charged to expense	5	13
Payments and adjustments	(10)	(10)
Restructuring accrual, end of period	$4	$6

(17)
Commitments and Contingencies

Litigation

The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

(18)
Subsequent Event

On October 23, 2024, the Company made a voluntary prepayment of €200 principal amount, which equates to $216, of its Euro Tranche B loan under the Term Loan Facility.

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

Among the important factors that could cause actual events to differ materially from those in the forward-looking statements that we make are the level and terms of our substantial indebtedness and our ability to service such debt; our entry into the chemicals technology business through our acquisition of Atotech Limited (“Atotech”) in August 2022 (the “Atotech Acquisition”) which may expose us to significant additional liabilities; the risk that we are unable to integrate Atotech successfully or realize the anticipated synergies, cost savings and other benefits of the Atotech Acquisition; legal, reputational, financial and contractual risks resulting from the ransomware event we identified in February 2023, and other risks related to cybersecurity, data privacy and intellectual property; competition from larger, more advanced or more established companies in our markets; the ability to successfully grow our business, including through growth of the Atotech business and growth of the Electro Scientific Industries, Inc. business, which we acquired in February 2019, and financial risks associated with those and potential future acquisitions, including goodwill and intangible asset impairments; manufacturing and sourcing risks, including those associated with limited and sole source suppliers and the impact and duration of supply chain disruptions, component shortages, and price increases; changes in global demand; the impact of a pandemic or other widespread health crisis; risks associated with doing business internationally, including geopolitical conflicts, such as the conflict in the Middle East, trade compliance, regulatory restrictions on our products, components or markets, particularly the semiconductor market, and unfavorable currency exchange and tax rate fluctuations, which risks become more significant as we grow our business internationally and in China specifically; conditions affecting the markets in which we operate, including fluctuations in capital spending in the semiconductor, electronics manufacturing and automotive industries, and fluctuations in sales to our major customers; disruptions or delays from third-party service providers upon which our operations may rely; the ability to anticipate and meet customer demand; the challenges, risks and costs involved with integrating or transitioning global operations of the companies we have acquired; risks associated with the attraction and retention of key personnel; potential fluctuations in quarterly results; dependence on new product development; rapid technological and market change; acquisition strategy; volatility of stock price; risks associated with chemical manufacturing and environmental regulation compliance; risks related to defective products; financial and legal risk management; and the other important factors described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission on February 27, 2024 (“Annual Report”) and any subsequent Quarterly Reports on Form 10-Q. We are under no obligation to, and expressly disclaim any obligation to, update or alter these forward-looking statements, whether as a result of new information, future events or otherwise, even if subsequent events cause our views to change.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations describes principal factors affecting the results of operations, financial condition, cash flows and liquidity, as well as our critical accounting policies and estimates that require significant judgment and thus have the most significant potential impact on our condensed consolidated financial statements, and is intended to better allow investors to view the Company from management’s perspective. This section focuses on material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of our future operating results or our future financial condition. This section provides an analysis of our financial results for the three months ended September 30, 2024 compared to the three months ended June 30, 2024, and the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. As a result of rounding, there may be immaterial differences in amounts presented and certain calculations may not sum to the total number expressed in each category or tie to a corresponding schedule.

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

MSD develops leading process and manufacturing technologies for advanced surface modification, electroless and electrolytic plating, and surface finishing. Applying a comprehensive systems-and-solutions approach, MSD’s portfolio includes chemistry, equipment and services for innovative and high-technology applications in a wide variety of end markets.

Markets

Net Revenues by End Market

	Three Months Ended				Nine Months Ended
(dollars in millions)	September 30, 2024	% Total	June 30, 2024	% Total	September 30, 2024	% Total	September 30, 2023	% Total
Semiconductor	$378	42%	$369	42%	$1,098	41%	$1,117	41%
Electronics and Packaging	231	26%	229	26%	669	25%	691	25%
Specialty Industrial	287	32%	289	33%	885	33%	922	34%
Total net revenues	$896	100%	$887	100%	$2,652	100%	$2,730	100%

Semiconductor Market

MKS is a critical solutions provider for semiconductor manufacturing. Our products are used in major semiconductor processing steps, such as deposition, etching, cleaning, lithography, metrology, and inspection. The semiconductor industry continually faces new challenges, as products become smaller, more powerful and highly mobile. Ultra-thin layers, smaller critical dimensions, new materials, 3D structures, and the ongoing need for higher yield and productivity drive the need for tighter process measurement and control, all of which MKS supports. We believe we are the broadest critical subsystem provider in the wafer fabrication equipment (“WFE”) ecosystem and address over 85% of the market. We characterize our broad and unique offering as Surround the Wafer® to reflect the technology enablement we provide across almost every major process in semiconductor manufacturing today.

The semiconductor market is subject to rapid demand shifts, which are difficult to predict, and we cannot be certain as to the timing or extent of future demand or any future softening in the semiconductor capital equipment industry. In addition to these rapid demand shifts, the semiconductor capital equipment industry is subject to significant trade restrictions, especially in China.

For the three months ended September 30, 2024, net revenues in our semiconductor market increased by $9 million, or 3%, compared to the prior quarter primarily due to strong in-quarter demand conversion within VSD.

For the nine months ended September 30, 2024, net revenues in our semiconductor market decreased by $19 million, or 2%, compared to the same period in the prior year. This decrease was mainly due to continued softened demand for semiconductor capital equipment related to deposition and etching, partially offset by an increase in sales of our lithography, metrology and inspection products.

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

For the three months ended September 30, 2024, net revenues in our electronics and packaging market increased by $2 million, or 1%, compared to the prior quarter primarily due to an increase in chemistry sales within MSD.

For the nine months ended September 30, 2024, net revenues in our electronics and packaging market decreased by $22 million, or 3%, compared to the same period in the prior year. This decrease was primarily due to lower revenue within MSD mainly as a result of lower palladium prices that are passed through to our customers, which were partially offset by volume growth in chemistry sales.

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

For the three months ended September 30, 2024, net revenues in our specialty industrial market decreased by $2 million, or 1%, compared to the prior quarter mainly due to lower revenue in our material processing and defense markets within PSD.

For the nine months ended September 30, 2024, net revenues in our specialty industrial market decreased by $37 million, or 4%, compared to the same period in the prior year. This decrease was mainly due to lower revenue in general industrial and solar markets within VSD.

International Markets

Starting in the second quarter of 2024, we changed our basis of reporting geographical net revenues from the location in which the sale originated to the shipped-to location of the end customer. Prior periods have been recast to reflect this change, which was made to better align with how management reviews geographic net revenues.

A significant portion of our net revenues is from sales to customers in international markets. For the nine months ended September 30, 2024 and 2023, international net revenues accounted for approximately 77% and 75%, respectively, of our total net revenues. A significant portion of our international net revenues was generated from sales to customers in China, South Korea, Japan, Taiwan and Singapore. We expect international net revenues will continue to account for a significant percentage of total net revenues for the foreseeable future.

Long-lived assets located outside of the United States accounted for approximately 61% and 58% of our total long-lived assets as of September 30, 2024 and December 31, 2023. Long-lived assets include property, plant and equipment, net, right-of-use assets, net and certain other assets.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total net revenues of certain line items included in our condensed consolidated statements of operations and comprehensive income (loss) data:

	Three Months Ended		Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Net revenues:
Products	86.6%	86.8%	86.8%	88.5%
Services	13.4	13.2	13.2	11.5
Total net revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product revenues	45.8	46.4	46.0	48.6
Cost of service revenues	6.0	6.3	6.2	6.3
Total cost of revenues (exclusive of amortization shown separately below)	51.8	52.8	52.2	54.9
Gross profit	48.2	47.3	47.8	45.1
Research and development	7.8	7.4	7.8	8.0
Selling, general and administrative	18.6	18.2	18.8	18.8
Acquisition and integration costs	0.3	0.2	0.2	0.5
Restructuring and other	0.1	0.2	0.2	0.5
Fees and expenses related to amendments to the Term Loan Facility	0.2	—	0.2	—
Amortization of intangible assets	6.8	6.9	6.9	8.2
Goodwill and intangible asset impairments	—	—	—	66.9
Gain on sale of long-lived assets	—	—	—	(0.1)
Income (loss) from operations	14.3	14.4	13.7	(57.8)
Interest income	(0.7)	(0.6)	(0.6)	(0.4)
Interest expense	7.1	8.9	8.7	9.7
Loss on extinguishment of debt	0.6	4.3	2.0	—
Other (income) expense, net	0.6	(0.8)	(0.1)	0.5
Income (loss) before income taxes	6.7	2.6	3.8	(67.7)
Provision (benefit) for income taxes	(0.2)	(0.1)	(0.1)	(2.8)
Net income (loss)	6.9%	2.6%	3.7%	(64.9%)

Net revenues

	Three Months Ended		Nine Months Ended
(dollars in millions)	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Products	$776	$770	$2,301	$2,416
Services	120	117	351	314
Total net revenues	$896	$887	$2,652	$2,730

For the three months ended September 30, 2024, net product revenues increased $6 million compared to the prior quarter primarily due to higher volume of sales at VSD.

For the nine months ended September 30, 2024, net product revenues decreased $115 million compared to the same period in the prior year as a result of decreases in sales in all three of our end markets. The decrease in product revenues in the semiconductor market was mainly due to volume decreases related to continued softened demand for semiconductor capital equipment related to deposition and etching products at VSD, partially offset by volume increases in sales of our lithography, metrology and inspection products at PSD. The decrease in product revenues in our electronics and packaging market was mainly due to lower equipment sales at MSD. The decrease in product revenues in our specialty industrial market was mainly due to lower solar and general industrial sales at VSD.

Net service revenues consisted mainly of fees for services related to the maintenance and repair of our products, sales of spare parts, and installation and training. For the three months ended September 30, 2024, net service revenues increased $3 million compared to the prior quarter mainly in our semiconductor market.

For the nine months ended September 30, 2024, net service revenues increased $37 million compared to the same period in the prior year primarily due to an increase in net service revenues in our semiconductor market, mainly at VSD, and an increase of net service revenues in our electronics and packaging market, mainly at MSD.

The following table sets forth our net revenues by reportable segment:

	Three Months Ended		Nine Months Ended
(dollars in millions)	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Net revenues:
VSD	$345	$335	$1,012	$1,092
PSD	251	254	759	724
MSD	300	298	881	914
Total net revenues	$896	$887	$2,652	$2,730

For the three months ended September 30, 2024, net revenues from VSD increased $10 million compared to the prior quarter mainly due to volume increases in the semiconductor market. For the nine months ended September 30, 2024, net revenues from VSD decreased $80 million compared to the same period in the prior year mainly due to a decrease in revenues from customers in the semiconductor market as a result of continued softened demand for semiconductor capital equipment in the deposition and etching tool markets.

For the three months ended September 30, 2024, net revenues from PSD decreased $3 million compared to the prior quarter. For the nine months ended September 30, 2024, net revenues from PSD increased $35 million compared to the same period in the prior year, primarily as a result of an increase in sales of our lithography, metrology and inspection products in our semiconductor market, and an increase in sales of our data communications and research and defense products in our specialty industrial market.

For the three months ended September 30, 2024, net revenues from MSD increased $2 million compared to the prior quarter. For the nine months ended September 30, 2024, revenues from MSD decreased $33 million compared to the same period in the prior year primarily due to lower equipment revenue as customers postponed certain investment decisions, and a small decrease in chemistry sales, primarily due to lower palladium prices, which are passed on to our customers, offset by an increase in chemistry volumes.

Gross margin

	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	% Points Change	September 30, 2024	September 30, 2023	% Points Change
Gross margin as a percentage of net revenues:
Products	47.2%	46.6%	0.6%	47.0%	45.1%	1.9%
Services	54.7%	51.9%	2.8%	53.0%	44.9%	8.1%
Total gross margin	48.2%	47.3%	0.9%	47.8%	45.1%	2.7%

Gross margin for our products increased for the three months ended September 30, 2024 compared to the prior quarter, mainly as a result of lower warranty and scrap costs as well as better absorption on higher revenue volumes.

Gross margin for our products increased for the nine months ended September 30, 2024 compared to the same period in the prior year primarily due to favorable product mix, higher factory utilization and lower excess and obsolete inventory charges, partially offset by higher warranty costs and lower revenue volumes.

Gross margin for our services increased for the three months ended September 30, 2024 compared to the prior quarter mainly as a result of favorable product mix partially offset by higher excess and obsolete inventory charges and warranty costs for service parts.

Gross margin for our services increased for the nine months ended September 30, 2024 compared to the same period in the prior year primarily due to favorable product mix, better absorption on higher revenue volumes and lower direct labor and overhead costs.

The following table sets forth gross margin as a percentage of net revenues by reportable segment:

	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	% Points Change	September 30, 2024	September 30, 2023	% Points Change
Gross margin as a percentage of net revenues:
VSD	43.0%	42.4%	0.6%	42.6%	41.8%	0.8%
PSD	44.9%	43.2%	1.7%	44.8%	42.9%	1.9%
MSD	57.0%	56.2%	0.8%	56.3%	50.9%	5.4%
Total gross margin	48.2%	47.3%	0.9%	47.8%	45.1%	2.7%

Gross margin for VSD increased for the three months ended September 30, 2024 compared to the prior quarter primarily due to lower material costs, favorable product mix and higher revenue volumes, partially offset by higher variable compensation costs. Gross margin for VSD increased for the nine months ended September 30, 2024 compared to the same period in the prior year primarily due to higher factory utilization and lower material costs, partially offset by lower revenue volumes, unfavorable product mix and higher warranty costs.

Gross margin for PSD increased for the three months ended September 30, 2024 compared to the prior quarter primarily due to favorable product mix and lower material costs, partially offset by unfavorable factory utilization. Gross margin for PSD increased for the nine months ended September 30, 2024 compared to the same period in the prior year primarily due to higher revenue volumes, lower freight and duty costs and lower excess and obsolete inventory charges, partially offset by unfavorable product mix and lower factory utilization.

Gross margin for MSD increased for the three months ended September 30, 2024 compared to the prior quarter primarily due to favorable product mix and lower warranty costs, partially offset by higher excess and obsolete charges. Gross margin for MSD increased for the nine months ended September 30, 2024 compared to the same period in the prior year primarily due to lower palladium prices and favorable product mix, partially offset by higher warranty costs.

Research and development

	Three Months Ended		Nine Months Ended
(dollars in millions)	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Research and development	$70	$66	$206	$218

For the three months ended September 30, 2024, research and development expenses increased $4 million compared to the prior quarter, primarily due to an increase of $4 million in compensation-related costs, including salaries, fringe and variable compensation expenses. Research and development expenses decreased $12 million for the nine months ended September 30, 2024 compared to the same period in the prior year, mainly due to decreases of $7 million in compensation-related costs, including salaries, fringe and variable compensation expenses, $3 million in test equipment and $1 million in project material costs.

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

We continue to make product advancements designed to meet our customers’ evolving needs. We have developed, and continue to develop, new products designed to address industry trends, such as the rising demand for more complex hardware architecture related to increasing investments in artificial intelligence, the shrinking of integrated circuit critical dimensions and technology inflections, and, in the flat panel display and solar markets, the transition to larger substrate sizes, which require more advanced processing and process control technology, the continuing drive toward more complex and accurate components and devices within the handset and tablet market, the transition to 5G for both devices and infrastructure, the growth in units and via counts in the high density interconnect PCB drilling market, and the transition from internal combustion to electric vehicles. In addition, we have developed, and continue to develop, products that support the migration to new classes of materials, ultra-thin layers, and 3D structures that are used in small geometry manufacturing. In our chemistry and equipment plating businesses, a majority of our research and development investment supports existing customers’ product improvement needs and their short-term research and development goals, which enables us to pioneer new high-value solutions while limiting commercial risk. Research and development expenses consist primarily of salaries and related expenses for personnel engaged in research and development, fees paid to consultants, material costs for prototypes and other expenses related to the design, development, testing and enhancement of our products.

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

Selling, general and administrative

	Three Months Ended		Nine Months Ended
(dollars in millions)	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Selling, general and administrative	$167	$161	$498	$514

For the three months ended September 30, 2024, selling, general and administrative expenses increased $6 million, compared to the prior quarter, primarily due to an increase of $6 million in compensation-related costs mainly related to variable compensation.

For the nine months ended September 30, 2024, selling, general and administrative expenses decreased $16 million compared to the same period in the prior year primarily as a result of decreases of $21 million in compensation-related costs, mainly related to salaries, fringe and variable compensation and $13 million in net costs incurred in the 2023 period as a result of the ransomware event in February 2023, partially offset by increases of $9 million in information technology investments, $6 million in software maintenance and $2 million in consulting and professional fees.

Acquisition and integration costs

	Three Months Ended		Nine Months Ended
(dollars in millions)	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Acquisition and integration costs	$3	$2	$6	$14

Acquisition and integration costs incurred during the three and nine months ended September 30, 2024 and 2023 were related to consulting and professional fees related to the Atotech Acquisition.

Restructuring and other

	Three Months Ended		Nine Months Ended
(dollars in millions)	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Restructuring and other	$1	$2	$6	$13

Restructuring and other charges during the three and nine months ended September 30, 2024 and three months ended June 30, 2024, primarily related to severance costs as a result of a global cost-saving initiative implemented in the fourth quarter of 2023. Restructuring and other charges during the nine months ended September 30, 2023 primarily related to severance costs as a result of a global cost-saving initiative implemented in each of the first and second quarters of 2023.

Fees and expenses related to amendments to the Term Loan Facility

	Three Months Ended		Nine Months Ended
(dollars in millions)	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Fees and expenses related to amendments to the Term Loan Facility	$2	$—	$5	$—

During the three months ended September 30, 2024, we recorded fees and expenses related to the Fourth Amendment to Credit Agreement, dated as of July 23, 2024, by and among us as parent borrower, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and each lender party thereto (the “Fourth Amendment”). During the nine months ended September 30, 2024, we recorded fees and expenses related to the Fourth Amendment and the Second Amendment to Credit Agreement, dated as of January 22, 2024, by and among us as parent borrower, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and each lender party thereto (the “Second Amendment”).

Amortization of intangible assets

	Three Months Ended		Nine Months Ended
(dollars in millions)	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Amortization of intangible assets	$61	$61	$184	$225

For the three months ended September 30, 2024, amortization of intangible assets was flat compared to the prior quarter. For the nine months ended September 30, 2024, amortization of intangible assets decreased by $41 million compared to the same period in the prior year primarily due to the backlog intangible asset related to MSD being fully amortized in the three months ended December 31, 2023, and the write-off of completed technology at our equipment solutions business (“ESB”) reporting unit of PSD in the second quarter of 2023.

Goodwill and intangible asset impairments

	Three Months Ended		Nine Months Ended
(dollars in millions)	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Goodwill and intangible asset impairments	$—	$—	$—	$1,827

During the nine months ended September 30, 2023, as a result of softer industry demand, particularly in the personal computer and smartphone markets, we concluded there was a triggering event in the three months ended June 30, 2023 at our electronics (“EL”) and general metal finishing (“GMF”) reporting units, which together constitute MSD, and the ESB reporting unit of PSD.

For the EL, GMF and ESB reporting units, we performed a quantitative assessment of goodwill using a combination of market approach and the income approach. Fair value estimates are based on a complex set of judgments about future events and uncertainties and rely heavily on estimates and assumptions that have been deemed reasonable by our management. There are inherent uncertainties and management judgment required in these determinations.

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

We have concluded there were no triggering events across our reporting units through the nine months ended September 30, 2024.

Interest expense, net

	Three Months Ended		Nine Months Ended
(dollars in millions)	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Interest expense, net	$58	$74	$213	$256

For the three months ended September 30, 2024, interest expense, net decreased $16 million compared to the prior quarter primarily as a result of our entering into the Fourth Amendment, which decreased the applicable margin for both the USD Tranche B loan and the EUR Tranche B loan (each as defined and described further below under “Credit Facilities”) by 0.25%. In addition, in July 2024, we made a voluntary prepayment of $110 million aggregate principal amount of the Term Loan Facility (as defined and described further below under “Credit Facilities”) consisting of $69 million principal amount of the USD Tranche B loan and €38 million principal amount of the Euro Tranche B loan (the “July 2024 Prepayment”).

For the nine months ended September 30, 2024, interest expense, net decreased by $43 million compared to the same period in the prior year. In addition to the impact of the Fourth Amendment and the July 2024 Prepayment, in May 2024, we issued $1.4 billion of Convertible Notes (as defined and described further below under “Convertible Notes,”) at a coupon rate of

1.25% and used $1.2 billion of the proceeds to pay down our loans under the Term Loan Facility, which had an interest rate of approximately 7.8%. In addition to the foregoing, interest expense, net for the nine months ended September 30, 2024, was lower as compared to the same period in the prior year as a result of the voluntary prepayments of $100 million in October 2023, $50 million in February 2024 and $50 million in April 2024 on loans under the Term Loan Facility.

Loss on extinguishment of debt

	Three Months Ended		Nine Months Ended
(dollars in millions)	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Loss on extinguishment of debt	$5	$38	$52	$—

For the three months ended September 30, 2024, in connection with the July 2024 Prepayment and the Fourth Amendment, we recorded a loss on extinguishment of debt as a result of the acceleration of deferred financing and original issue discounts associated with our loans under the Term Loan Facility. For the three months ended June 30, 2024, in connection with the issuance of the Convertible Notes in May 2024, we recorded a loss on extinguishment of debt as a result of the acceleration of deferred financing and original issue discount costs associated with our loans under the Term Loan Facility.

For the nine months ended September 30, 2024, in addition to the loss on extinguishment of debt related to the Fourth Amendment and the July 2024 Prepayment, and the issuance of the Convertible Notes in May 2024, we recorded a loss on extinguishment of debt as a result of the acceleration of deferred financing costs associated with the extinguishment of our senior secured tranche A term loan using proceeds from borrowing additional USD Tranche B and additional Euro Tranche B loans pursuant to the Second Amendment.

Other expense (income), net

	Three Months Ended		Nine Months Ended
(dollars in millions)	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Other expense (income), net	$5	$(7)	$(3)	$14

Other expense (income), net, for the three and nine months ended September 30, 2024, three months ended June 30, 2024 and nine months ended September 30, 2023, consisted primarily of net foreign exchange and fair value gains and losses.

(Benefit) provision for income taxes

	Three Months Ended		Nine Months Ended
(dollars in millions)	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
(Benefit) provision for income taxes	$(2)	$(1)	$1	$(76)

Our effective tax rates for the three months ended September 30, 2024 and June 30, 2024 were (4.0)% and (3.6%), respectively. Our effective tax rates for the three months ended September 30, 2024 and June 30, 2024 were lower than the U.S. statutory tax rate primarily due to the tax benefit related to the earnings mix, an increase in the U.S. deduction for foreign derived intangibles income (“FDII”) and a one-time increase in research and development credits due to the filing of prior year amended returns for 2020 and 2021, partially offset by an expected increase in foreign withholding taxes and a waiver of deductions related to U.S. base erosion payments.

Our effective tax rates for the nine months ended September 30, 2024 and 2023 were 1.2% and 4.1%, respectively. Our effective tax rate for the nine months ended September 30, 2024 was lower than the U.S. statutory tax rate primarily due to the tax benefit related to the earnings mix, increase in the U.S. deduction for FDII and a one-time increase in research and development credits due to filing of prior year amended returns for years 2020 and 2021, partially offset by an expected increase in foreign withholding taxes and a waiver of deductions related to U.S. base erosion payments. Our effective tax rate for the nine months ended September 30, 2023 was lower than the U.S. statutory tax rate primarily due to the tax benefit related to the impairment of intangible assets and various tax credits.

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

Many countries in which we operate have implemented or are implementing legislation and other tax changes to align their tax systems with the Organisation for Economic Co-operation and Development global minimum tax rate known as Pillar Two of the Global Anti-Base Erosion (“GloBE”) rules. The GloBE rules provide a framework for a coordinated multi-country system of taxation intended to ensure large multinational enterprise groups pay a minimum level of tax on the income arising in each of the jurisdictions where they operate. Many jurisdictions, including many EU countries, have enacted certain provisions of the GloBE rules effective as of January 1, 2024. The Company does not expect the GloBE rules to have a material impact on its consolidated financial statements.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2024 and December 31, 2023 totaled $861 million and $875 million, respectively. The primary driver in our current and anticipated future cash flows is, and we expect will continue to be, cash generated from operations, consisting primarily of our net income (loss), excluding non-cash charges and changes in operating assets and liabilities. In periods when our sales are growing, higher sales to customers will result in increased trade receivables, and inventories will generally increase as we build products for future sales. This may result in lower cash generated from operations. Conversely, in periods when our sales are declining, our accounts receivable and inventory balances will generally decrease, resulting in increased cash from operations. We believe that our current cash and investments position and available borrowing capacity, together with the cash anticipated to be generated from our future operations, will be sufficient to satisfy our estimated working capital, planned capital expenditure requirements, payments of debt, and any future cash dividends declared by our Board of Directors or share repurchases through at least the next 12 months and the foreseeable future.

Net cash provided by operating activities was $352 million for the nine months ended September 30, 2024, resulting from net income of $99 million, which included non-cash charges of $254 million, mainly the result of $262 million of depreciation and amortization expense and $52 million of loss on extinguishment of debt, partially offset by $168 million in deferred income taxes and a net increase in working capital of $1 million. The net increase in working capital was primarily due to a decrease in accrued compensation of $26 million, a decrease in accounts payable of $21 million and a decrease in other current and non-current liabilities of $28 million. This net increase in working capital was partially offset by increases in income taxes payable of $53 million, other current and non-current assets of $17 million and inventory of $11 million.

Net cash used in investing activities was $66 million for the nine months ended September 30, 2024, and consisted primarily of $67 million in capital expenditures.

Net cash used in financing activities was $303 million for the nine months ended September 30, 2024, primarily due to net proceeds from the issuance of Convertible Notes of $1.4 billion and incremental loans under the Term Loan Facility in an aggregate principal amount of $761 million. The proceeds of the incremental loans under the Term Loan Facility were used in part to prepay the USD Tranche A term loans outstanding under the Amended Credit Agreement (as defined and described further below under “Credit Facilities”) in full in an aggregate principal amount of $744 million and the proceeds of the Convertible Notes were used in part to prepay a portion of the USD Tranche B loans in an aggregate principal amount of $1.2 billion. In addition, there were normal quarterly debt payments and voluntary prepayments that totaled $248 million. We also made payments of $167 million to purchase a capped call option related to the Convertible Notes, $33 million for debt financing costs and $44 million for dividends.

Holders of our common stock are entitled to receive dividends when they are declared by our Board of Directors. During each of the first three quarters of 2024 and 2023, our Board of Directors declared a cash dividend of $0.22 per share. The cash dividends totaled $44 million for both the nine months ended September 30, 2024 and 2023. On November 4, 2024, our Board of Directors declared a quarterly cash dividend of $0.22 per share to be paid on December 6, 2024 to stockholders of record as of November 25, 2024. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of our Board of Directors.

Credit Facilities

In connection with the completion of the Atotech Acquisition, on August 17, 2022 (the “Effective Date”) we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, Barclays Bank PLC, and the lenders from time to time party thereto, which we have amended several times since (as amended, the “Amended Credit Agreement”). As of September 30, 2024, the Amended Credit Agreement provided for (i) a senior secured term loan facility comprised of two tranches: a $2.6 billion loan (the “USD Tranche B”) and a €800 million loan (the “Euro Tranche B” and together with the USD Tranche B, the “Term Loan Facility”) and (ii) a senior secured revolving credit facility of $675 million (the “Revolving Facility” and, together with the Term Loan Facility, the “Credit Facilities”), with the commitments under each of the foregoing facilities subject to increase from time to time subject to certain conditions.

As of September 30, 2024, borrowings under the Credit Facilities bore interest at a rate per annum equal to, at our option, any of the following, plus, in each case, an applicable margin: (a) with respect to the USD Tranche B and the Revolving Facility, (x) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the prime rate quoted in The Wall Street Journal, or (3) a forward-looking term rate based on the variable secured overnight financing rate (“Term SOFR”) (plus an applicable credit spread adjustment) for an interest period of one month, plus 1.00%, and (y) a Term SOFR rate (plus an applicable credit spread adjustment) for the interest period relevant to such borrowing, subject to a rate floor of (I) with respect to the USD Tranche B, 0.50% and (II) with respect to the Revolving Facility, 0.0%; and (b) with respect to the Euro Tranche B, a Euro Interbank Offered Rate (“EURIBOR”) rate determined by reference to the costs of funds for Euro deposits for the interest period relevant to such borrowing adjusted for certain additional costs, subject to a EURIBOR rate floor of 0.0%. As of September 30, 2024, the applicable margins for borrowings under the Credit Facilities were (i) under the USD Tranche B and the Revolving Facility, 1.25% with respect to base rate borrowings and 2.25% with respect to Term SOFR borrowings and (ii) under the Euro Tranche B, 2.75%.

In addition to paying interest on outstanding principal under the Credit Facilities, we are required to pay a commitment fee in respect of the unutilized commitments under the Revolving Facility. The commitment fee is subject to adjustment based on our first lien net leverage ratio as of the end of the preceding fiscal quarter. We must also pay customary letter of credit fees and agency fees. As of September 30, 2024, the commitment fee was 0.25% per annum representing a downward adjustment from 0.375% as of June 30, 2024.

As of September 30, 2024, the weighted average interest rate of the Term Loan Facility was 6.9%. The Revolving Facility has a maturity date in August 2027 while the USD Tranche B and Euro Tranche B have a maturity date in August 2029. As of September 30, 2024, there were no borrowings under the Revolving Facility.

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

Under the Amended Credit Agreement, we are required to prepay outstanding term loans, subject to certain exceptions, with portions of our annual excess cash flow as well as with the net cash proceeds of certain of its asset sales, certain casualty and condemnation events and the incurrence or issuances of certain debt. If at any time the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the Revolving Facility exceeds the aggregate commitments under the Revolving Facility, we are required to repay outstanding loans and/or cash collateralize letters of credit, with no reduction of the commitment amount.

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

On October 23, 2024, we made a voluntary prepayment of €200 million principal amount, which equates to $216 million, to our Euro Tranche B loan under the Term Loan Facility.

All obligations under the Credit Facilities are guaranteed by certain of our wholly-owned domestic subsidiaries and are required to be guaranteed by certain of our future wholly-owned domestic subsidiaries, and are secured by substantially all of our assets and the assets of such subsidiaries, subject to certain exceptions and exclusions.

Under the Amended Credit Agreement, we have the ability to incur additional incremental debt facilities in an amount up to (x) the greater of (1) $1,011 million and (2) 75% of consolidated last twelve months earnings before interest, taxes, depreciation, and amortization, plus (y) an amount equal to the sum of all voluntary prepayments of term loans under the Term Loan Facility, plus (z) an additional unlimited amount subject to pro forma compliance with certain leverage ratio tests (based on the security and priority of such incremental debt).

The Amended Credit Agreement contains customary representations and warranties, covenants and provisions relating to events of default. As of September 30, 2024, we were in compliance with all covenants under the Amended Credit Agreement. The USD Tranche B and the Euro Tranche B are not subject to financial maintenance covenants.

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

Upon conversion, we will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. Prior to March 1, 2030, noteholders may convert all or any portion of their Convertible Notes only upon the occurrence of certain events and during certain periods, and thereafter, at any time until the second scheduled trading day immediately preceding the maturity date.

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

As of September 30, 2024, the Convertible Notes are classified as a long-term liability, net of issuances costs, on the condensed consolidated balance sheet. The Convertible Notes were issued at par and costs associated with the issuance of the Convertible Notes are amortized to interest expense over the contractual term of the Convertible Notes. As of September 30, 2024, the effective interest rate of the Convertible Notes was 1.56%.

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

Lines of Credit and Borrowing Arrangements

Certain of our Japanese subsidiaries have lines of credit and a financing facility with various financial institutions, many of which generally expire and are renewed at three-month intervals with the remaining having no expiration date. These lines of credit and financing facility provided for aggregate borrowings as of September 30, 2024 and December 31, 2023 of up to an equivalent of $21 million and $14 million, respectively. There were no borrowings under these arrangements at September 30, 2024 and December 31, 2023.

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

Interest Rate Agreements

We have various interest rate swap agreements as described further in Note 5 to the Notes to the condensed consolidated financial statements. These interest rate swap agreements exchange the variable Term SOFR rate to a fixed rate in order to manage the exposure to interest rate fluctuations associated with the variable Term SOFR rate paid on the outstanding balance of the Term Loan Facility.

Contractual Obligations

There have been no changes outside the ordinary course of business to our contractual obligations as disclosed in our Annual Report.

Recent Accounting Pronouncements

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. We do not expect the additional disclosure requirements under ASU 2023-07 to have a material impact on our consolidated financial statements.

Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (“PBE”) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. We are currently evaluating the impact of this ASU on our consolidated financial statements and related disclosures.

Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to financial statements. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements and related disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information concerning market risk is contained in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report. As of September 30, 2024, there were no material changes in our exposure to market risk from December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (who served as both our principal executive officer and principal financial officer for the three months ended September 30, 2024), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS.

Information regarding risk factors affecting our business is discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission on February 27, 2024 and the section entitled “Risk Factors” in our Quarterly Report on Form 10-Q for the period ended June 30, 2024 filed with the U.S. Securities and Exchange Commission on August 8, 2024, which section is incorporated herein by reference.

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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Gerald G. Colella (Chairman of the Board of Directors)	Adoption (August 16, 2024)	Rule 10b5-1 trading arrangement	Sale	Until November 14, 2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 40,000 shares
Jacqueline F. Moloney (Director)	Adoption (September 10, 2024)	Rule 10b5-1 trading arrangement	Sale	Until October 3, 2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 1,200 shares

ITEM 6. EXHIBITS.

Exhibit No.	Exhibit Description

+3.1(1)	Restated Articles of Organization of the Registrant

+3.2(2)	Articles of Amendment to Restated Articles of Organization of the Registrant, as filed with the Secretary of State of Massachusetts on May 18, 2001

+3.3(3)	Articles of Amendment to Restated Articles of Organization of the Registrant, as filed with the Secretary of State of Massachusetts on May 16, 2002

+3.4(4)	Amended and Restated By-Laws of the Registrant

10.1*	Employment Agreement, effective August 9, 2024, between Ramakumar Mayampurath and the Registrant

+10.2(5)

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

MKS INSTRUMENTS, INC.

Date: November 7, 2024	By:	/s/ Ramakumar Mayampurath
Ramakumar Mayampurath
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)