Form 10-K
period 2024-12-31
MKS INSTRUMENTS INC
filed 2025-02-25
CIK 1049502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of June 30, 2024 based on the closing price of the registrant’s common stock on such date as reported by the Nasdaq Global Select Market: $8,786,410,629.

Number of shares outstanding of the issuer’s common stock, no par value, as of February 18, 2025: 67,377,585

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for our 2025 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Among the important factors that could cause actual events to differ materially from those in the forward-looking statements that we make are the level and terms of our substantial indebtedness and our ability to service such debt; our entry into the chemicals technology business through our acquisition of Atotech Limited (“Atotech”) in August 2022 (the “Atotech Acquisition”) which has exposed us to significant additional liabilities; the risk that we are unable to realize the anticipated benefits of the Atotech Acquisition; legal, reputational, financial and contractual risks resulting from the ransomware event we identified in February 2023, and other risks related to cybersecurity, data privacy and intellectual property; competition from larger, more advanced or more established companies in our markets; the ability to successfully grow our business, including through growth of the Atotech business and growth of the Electro Scientific Industries, Inc. business, which we acquired in February 2019, and financial risks associated with those and potential future acquisitions, including goodwill and intangible asset impairments; manufacturing and sourcing risks, including those associated with limited and sole source suppliers and the impact and duration of supply chain disruptions, component shortages, and price increases; changes in global demand; risks associated with doing business internationally, including geopolitical conflicts, such as the conflict in the Middle East, trade compliance, trade protection measures, such as import tariffs by the United States or retaliatory actions taken by other countries, regulatory restrictions on our products, components or markets, particularly the semiconductor market, and unfavorable currency exchange and tax rate fluctuations, which risks become more significant as we grow our business internationally and in China specifically; conditions affecting the markets in which we operate, including fluctuations in capital spending in the semiconductor, electronics manufacturing and automotive industries, and fluctuations in sales to our major customers; disruptions or delays from third-party service providers upon which our operations may rely; the ability to anticipate and meet customer demand; the challenges, risks and costs involved with integrating or transitioning global operations of the companies we have acquired; risks associated with the attraction and retention of key personnel; potential fluctuations in quarterly results; dependence on new product development; rapid technological and market change; acquisition strategy; volatility of stock price; risks associated with chemical manufacturing and environmental regulation compliance; risks related to defective products; financial and legal risk management; and the other important factors described in Part I, Item 1A of this Annual Report on Form 10-K. We are under no obligation to, and expressly disclaim any obligation to, update or alter these forward-looking statements, whether as a result of new information, future events or otherwise, even if subsequent events cause our views to change.

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

Acquisition Risks

•
As part of our business strategy, we have consummated and may continue to pursue business combinations and acquisitions that may be difficult to identify and complete, challenging and costly to integrate, disruptive to our business and our management, and/or dilutive to stockholder value.

Financial Risks

•
Our consolidated indebtedness has increased substantially as a result of the Atotech Acquisition in August 2022. This increased level of indebtedness could adversely affect us, including by increasing our interest expense and decreasing our business flexibility.
•
The terms of our Term Loan Facility and Revolving Facility (each as defined below) impose significant financial obligations and risks upon us, limit our ability to take certain actions, and could discourage a change in control.
•
A material amount of our assets represents goodwill and intangible assets, against which we have recorded impairments in the past, and our net income may be significantly reduced by future impairments of these assets.

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

Risks Related to Our Operations

•
Supply chain disruptions and other manufacturing interruptions or delays have affected our ability to meet customer demand and have led to higher costs, while the failure to estimate customer demand accurately has resulted in excess or obsolete inventory, all of which has negatively impacted, and could in the future negatively impact, our business.
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

Legal, Tax, Regulatory and Compliance Risks

•
We are obligated to develop and maintain proper and effective internal control over financial reporting, and we previously identified a material weakness in our internal control over financial reporting and may discover additional material weaknesses in the future. Any failure to maintain the adequacy of this internal control may adversely affect our results of operations, our stock price and investor confidence in our Company.
•
If significant trade restrictions or tariffs on our products or components that are imported from or exported to certain countries, for example, China, Canada and Mexico, are initiated, continue or are expanded, our business, financial condition and operating results may be materially harmed.
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

PART I

Item 1. Business

MKS Instruments, Inc. (“MKS,” the “Company,” “our,” or “we”) was founded in 1961 as a Massachusetts corporation. We enable technologies that transform our world. We deliver foundational technology solutions to leading edge semiconductor manufacturing, electronics and packaging, and specialty industrial applications. We apply our broad science and engineering capabilities to create instruments, subsystems, systems, process control solutions and specialty chemicals technology that improve process performance, optimize productivity and enable unique innovations for many of the world’s leading technology and industrial companies. Our solutions are critical to addressing the challenges of miniaturization and complexity in advanced device manufacturing by enabling increased power, speed, feature enhancement and optimized connectivity. Our solutions are also critical to addressing ever-increasing performance requirements across a wide array of specialty industrial applications.

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
•
Our Surround the Workpiece® offering includes product design and development, system-level integration, research and development, system, subsystem and component selection, and maintenance, repair and calibration services in the field of laser-based guidance and control for manufacturing processes. In connection with the Atotech Acquisition, we introduced an extension of the Surround the Workpiece offering called Optimize the Interconnect®, which refers to MKS’ combined laser drilling and chemistry solutions geared towards accelerating innovation and customers’ time-to-market in printed circuit board (“PCB”) and package substrate manufacturing.

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

The semiconductor market is subject to rapid demand shifts, which are difficult to predict, and we cannot be certain as to the timing or extent of future demand in the semiconductor capital equipment industry. In addition to these rapid demand shifts, the semiconductor capital equipment industry has recently been subject to significant trade restrictions, especially in key markets, including China, which has impacted our sales. For example, due in part to these demand shifts and trade restrictions, our semiconductor market revenue sequentially increased 1% in 2024, but sequentially decreased 28% in 2023 and sequentially increased 12% in 2022. Approximately 42%, 41%, and 58% of our net revenues for 2024, 2023, and 2022, respectively, were from sales to our semiconductor market.

Electronics and Packaging Market

MKS is a foundational solutions provider for the electronics and packaging market. Our portfolio includes photonics components, laser drilling systems, electronics chemistries and plating equipment that are critical for the manufacturing of PCBs and package substrates, and critical to wafer level packaging (“WLP”) applications. Similar to the semiconductor industry, the PCB, package substrate and WLP industries continue to demand smaller features, greater density, and better performance. In addition, the electronics and packaging market also includes sales of our vacuum and photonics solutions for display manufacturing applications. We characterize our complementary offering of laser systems and chemistry solutions as Optimize the Interconnect®, to reflect the unique technology enablement we provide at the Interconnect level within PCBs, package substrates and WLPs. Approximately 26%, 25%, and 15% of our net revenues for 2024, 2023, and 2022, respectively, were from sales to our electronics and packaging market.

Specialty Industrial Market

MKS’ strategy in the specialty industrial market is to leverage our domain expertise and proprietary technologies across a broad array of applications in industrial, life and health sciences, and research and defense markets.

Industrial

Industrial encompasses a wide range of diverse applications, including chemistries for functional coatings, surface finishing and wear resistance in the automobile industry, vacuum solutions for synthetic diamond manufacturing and photonics for solar manufacturing. Other applications include vacuum and photonics solutions for light emitting diode and laser diode manufacturing.

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

Approximately 32%, 34%, and 27% of our net revenues for 2024, 2023, and 2022, respectively, were from sales to our specialty industrial market.

International Markets

Starting in the second quarter of 2024, we changed our basis of reporting geographical net revenues from the location in which the sale originated to the shipped-to location of the end customer. Prior periods have been recast to reflect this change, which was made to better align with how management reviews geographic net revenues.

A significant portion of our net revenues is from sales to customers in international markets. For 2024, 2023, and 2022, international net revenues accounted for approximately 78%, 75%, and 69%, respectively, of our total net revenues. A significant portion of our international net revenues was from customers in China, South Korea, Japan, Taiwan, and Singapore. We expect international net revenues will continue to account for a significant percentage of total net revenues for the foreseeable future.

Long-lived assets located outside of the United States accounted for approximately 59% and 58% of our total long-lived assets in 2024 and 2023, respectively. Long-lived assets include property, plant and equipment, net, right-of-use assets, net and certain other assets.

Reportable Segments, and Product and Service Offerings

We are divided into three divisions: the Vacuum Solutions Division (“VSD”), the Photonics Solutions Division (“PSD”) and the Materials Solutions Division (“MSD”). We group our product offerings by our reportable segments: VSD, PSD and MSD. Global Service represents our various service offerings across our three divisions.

VSD delivers foundational technology solutions to semiconductor manufacturing, electronics and packaging and specialty industrial applications. VSD products are derived from our core competencies in vacuum technologies, including pressure measurement and control, flow measurement and control, gas and vapor delivery, gas composition analysis, electronic control technology, reactive gas generation and delivery, power generation and delivery, and fiber optic temperature and position sensing. Its products include:

•
Pressure and Vacuum Control Solutions Products, which consist of direct and indirect pressure measurement.
•
Materials Delivery Solutions Products, which include flow and valve technologies as well as integrated pressure measurement and control subsystems, which provide customers with precise control capabilities.
•
Power Solutions Products, which consist of microwave and radio frequency power delivery systems, radio frequency matching networks, metrology products, and fiber optic temperature and position sensors. Our power delivery solutions are used to provide energy to various etching, stripping and deposition processes.
•
Plasma and Reactive Gas Products, which consist of remote plasma and ozone generators that create reactive species. A reactive gas is used to facilitate various chemical reactions in the processing of thin films, including the deposition of films, etching and cleaning of films and surface modifications.

PSD provides a broad range of instruments, components and subsystems to leading edge semiconductor manufacturing, electronics and packaging and specialty industrial applications. PSD products are derived from our core competencies in lasers, photonics, optics, precision motion control and vibration control. Its products include:

•
Laser Products, which consist of continuous wave and pulsed nanosecond and ultrafast lasers based on diode, diode-pumped solid-state and fiber laser technologies.
•
Photonics Products, which include precision motion control, optical tables and vibration isolation systems, photonic instruments, high-performance optics and optical assemblies, opto-mechanical components, laser and LED measurement products, including laser power and energy meters and laser beam profilers and complex optical and photonic subsystems.
•
Laser-based systems for PCB manufacturing, which include flexible interconnect PCB processing systems and high-density interconnect (“HDI”) solutions for the creation of blind micro-vias necessary for the manufacturing of PCBs (flexible, rigid-flexible, multilayer, HDI) and package substrates.

MSD develops leading process and manufacturing technologies for advanced surface modification, electroless and electrolytic plating, and surface finishing. Applying a comprehensive systems-and-solutions approach, MSD's portfolio includes chemistry, equipment and services for innovative and high-technology applications in our electronics and packaging and specialty industrial markets. Its products include:

•
Advanced chemical processes and production equipment, for the manufacturing of PCBs, package substrates and wafers used in smartphones, computers, other consumer electronics, server and data centers, automotive electronics, and the medical and industrial industries.

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
•
Warranties on our products typically range from one to three years, with the majority of the warranties on our products ranging from one to two years. We typically provide warranties on our repair services for periods ranging from 90 days to up to one year, depending upon the type of repair. We also offer extended warranties on our products ranging from one to five years.

Customers

We sell our products and services to thousands of customers worldwide, in a wide range of end markets. Net revenues from our top ten customers accounted for 32%, 30% and 42% of net revenues for 2024, 2023 and 2022, respectively. None of our customers in 2024 or 2023 accounted for greater than 10% of net revenues.

Sales and Marketing

Our worldwide sales and marketing organizations are critical to our strategy of maintaining close relationships with a wide array of customers across a diverse set of advanced applications, including semiconductor capital equipment manufacturers, semiconductor device manufacturers, PCB and package substrate manufacturers, and customers across a range of specialty industrial applications. We market and sell our products and services through our global direct sales organization, an international network of independent distributors and sales representatives, our websites and product catalogs. We maintain a marketing staff that identifies customer requirements, assists in product planning and specifications, and focuses on future trends in the markets we serve.

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

We continue to develop our products as we strive to meet our customers’ evolving needs. We have developed, and continue to develop, new products to address industry trends, such as the shrinking of integrated circuit critical dimensions and technology inflections, and, in the flat panel display and solar markets, the transition to larger substrate sizes, which require more advanced processing and process control technology, the continuing drive toward more complex and accurate components and devices within the handset, tablet and high performance computing markets, the transition to 5G for both communications devices and infrastructure, the growth in units and via counts in the HDI PCB and package substrate markets, the industry transition to battery-powered vehicles in the automotive market, and the advancement of artificial intelligence (“AI”). In addition, we have developed, and continue to develop, products that support the migration to new classes of materials, ultra-thin layers, and 3D structures that are used in small geometry manufacturing. In our chemistry and equipment plating businesses, a majority of our research and development investment supports existing customers' product improvement needs and their short-term research and development goals, which enables us to pioneer new high-value solutions while limiting commercial risk.

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

Our research and development expenses were $271 million, $288 million and $241 million for 2024, 2023 and 2022, respectively. Our research and development efforts include numerous projects, none of which are individually material, and generally have a duration of 3 to 36 months, depending upon whether the product is an enhancement of existing technology or a new product. Our current initiatives include projects to enhance the performance characteristics of older products, to develop new products and to integrate various technologies into subsystems.

Manufacturing

Manufacturing activities for VSD and PSD include the assembly and testing of components and subassemblies, which are integrated into our products. Manufacturing activities for MSD consist primarily of the production of chemicals through the mixing of substances and metals to form solutions, and the manufacturing of a range of plating equipment to customer specifications, which utilize these chemicals. Our plating equipment manufacturing process includes design and development, factory installation configuration, assembly and testing.

Our manufacturing facilities are located in Austria, Brazil, Canada, China, Czech Republic, France, Germany, India, Israel, Italy, Japan, Malaysia, Mexico, Romania, Singapore, Slovenia, South Korea, Taiwan and the United States. In addition, we rely on significant subcontracted operations in Mexico and selected contract manufacturers in Asia. Our business depends on the timely supply of products and services that meet the rapidly changing technical and volume requirements of our customers, which depends in part on the timely delivery of chemicals, parts, components and subassemblies from suppliers, including contract manufacturers. We purchase a wide range of electronic, optical, mechanical and electrical components, some of which are designed to our specifications. For chemical production, we purchase our substances, metals, and compounds from a global supply base. The materials we buy range from commodities, which we buy in bulk, to small quantities of specialty compounds. We consider our lean manufacturing techniques and responsiveness to customers’ significantly fluctuating product demands to be a competitive advantage.

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

We encounter substantial competition in most of our product lines, although no single competitor competes with us across all product lines. Certain of our competitors have greater financial and other resources than we do. In some cases, competitors are smaller than we are but are well established in specific product niches.

For example, in VSD, Advanced Energy Industries, Inc. offers products that compete with our power solutions, plasma and reactive gas and sensing products. Inficon, Inc. offers products that compete with our pressure and vacuum control solutions products. Hitachi Ltd., Horiba Ltd., Brooks Instrument and VAT, Inc. offer products that compete with our materials delivery solutions products.

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

Patents and Other Intellectual Property Rights

We rely on a combination of patent, copyright, trademark and trade secret laws and license agreements to establish and protect our proprietary rights. As of December 31, 2024, we owned 638 U.S. patents and 2,534 foreign patents that expire at various dates through 2043. As of December 31, 2024, we had 142 pending U.S. patent applications. Foreign counterparts of certain U.S. applications have been filed or may be filed at the appropriate time.

We require each of our employees, including our executive officers, to enter into standard agreements pursuant to which the employee agrees to keep confidential our proprietary information and to assign to us all inventions while they are employed by us.

Government Regulations

We are subject to various federal, state, local and international laws and regulations relating to the development, manufacture, sale and distribution of our products and services, and it is our policy to comply with the laws in every jurisdiction in which we conduct business. Regulations include, but are not limited to, those related to the environment, trade, corruption, bribery, import and export controls, competition, product safety, workplace health and safety, employment, labor and data privacy. The following describes certain significant regulations that may have a material effect on our capital expenditures, earnings and competitive position. For additional information about risks related to government regulations, please refer to “Risk Factors–Legal, Tax, Regulatory and Compliance Risks” in Part I, Item 1A of this Annual Report on Form 10-K.

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

Environmental Regulations

We are subject to various, federal, state, local and international laws and regulations relating to environmental protection, including those governing discharges of pollutants into the air, water and land, the reporting, generation, use, handling, storage, transportation, treatment and disposal of hazardous substances, waste and other materials and the cleanup of contaminated sites. These environmental regulations include the European Union Regulation on Registration, Evaluation, Authorisation and Restriction of Chemicals and the Toxic Substances Control Act in the United States and the Technical Standards on Environmental Risk Assessment and Control of Chemical Substances (2024) and List of Chemicals under Priority Control in China.

Human Capital

In order to compete and succeed in highly competitive markets and industries that are subject to rapid technological change, we believe it is critical to attract, motivate and retain a dedicated, talented and innovative team of employees. As part of these efforts, we strive to foster an inclusive and welcoming community, invest in continuous learning and development, engage meaningfully with employees, offer a competitive compensation and benefits program and provide a safe and healthy workplace.

As of December 31, 2024, we had a total workforce of approximately 10,200 individuals, excluding contracted employees. We have sites in 37 countries, with 32% of our employees located in the Asia-Pacific region, 34% located in Europe, the Middle East and India and 34% located in the Americas. Of our total workforce, approximately 10,100 were employees and approximately 100 were temporary workers. Of our total workforce, 19% work in research and development, 53% work in operations, manufacturing, service and quality assurance, and 28% work in sales, order administration, marketing, finance, human resources, legal, information technology, general management and other administrative functions.

Inclusion and Belonging

At MKS, we are committed to cultivating an inclusive environment where every individual is valued, respected and empowered to bring their authentic selves to their work. This commitment stems from our belief that diverse viewpoints not only spur innovation but also fuel exceptional performance and sustainable progress. By embracing our global workforce’s unique backgrounds and perspectives, we strengthen our collective ability to innovate, collaborate and drive sustainable growth.

To further foster inclusion and belonging at MKS, we operate several initiatives:

•
We recently launched programs—including cultural awareness workshops, book-read discussion groups, bias awareness trainings, and inclusive leadership sessions—to strengthen empathy, foster deeper cross-functional collaboration and cultivate a workplace culture where every voice is heard and valued.
•
We also recently launched two Employee Resource Groups (“ERGs”) — Veterans@MKS and Women@MKS. While these ERGs focus on the unique experiences of these groups, they are open to all employees who want to connect, learn and contribute to a culture of belonging at MKS.
•
Our recruitment and selection procedures are bolstered by our MKS Hiring Guide & Toolkit, which is designed to attract top talent while mitigating potential bias.
•
Consistent with our Corporate Governance Guidelines, we actively seek diverse candidates for the pool from which our Board of Director nominees are chosen.
•
We routinely conduct comprehensive analyses of pay practices in our major regions of operations to identify and, if needed, rectify any disparities promptly and effectively. Our most recent global compensation analysis has resulted in equitable pay for our workforce with minimal adjustments.

Learning and Development

MKS remains steadfast in its dedication to fostering learning and professional growth. We offer our employees a comprehensive catalog of programs, courses and resources aimed at building leadership capabilities and personal effectiveness. Our performance management framework is designed to provide ongoing, actionable feedback and facilitate dynamic career development conversations throughout the year.

In 2024, we launched a global mentorship program designed to connect our employees across all regions and functions and build mentor and mentee relationships that focus on continuous learning and development. This program reflects our commitment to investing in our people and promoting a culture of growth and development.

We extend financial assistance for higher education to eligible employees, including support for college and graduate studies. Additionally, we ensure accessibility to online learning resources via LinkedIn Learning for all employees, cultivating professional development.

Employee Engagement

MKS remains dedicated to fostering meaningful connections with its employees. In 2024, MKS conducted its fourth annual global employee engagement survey, with a record 88% participation rate. The survey findings were analyzed and shared with our President and Chief Executive Officer, the executive leadership team and our Board of Directors. Comprehensive communication of the results was extended to all employees and supplemented with executive videos and both in-person and virtual focus groups to pinpoint prevailing themes. Leveraging these themes and data points, tailored action items were created to encourage meaningful change, with corporate initiatives focusing on communication, innovation and inclusion.

Additionally, our executive leadership team routinely engages in direct communication with employees worldwide, ensuring alignment with the Company's strategic goals. Our executive leadership team is committed to continuously enhancing MKS’

workplace environment and steering organizational growth, with the annual engagement survey serving as a pivotal component for gathering employee insights.

Compensation and Benefits

MKS is committed to providing total compensation packages that attract, motivate and retain our employees, as well as recognizing and rewarding employees’ sustained performance and results. We run a recognition program for all U.S. employees, which allows peer-to-peer recognition and recognition by managers. We continue to assess the potential expansion of this recognition program globally. We also maintain a global flexible work policy. We are committed to ensuring that our total compensation packages are externally competitive and internally equitable, while supporting our business plans and strategies.

As employee turnover is an indicator of employee satisfaction, we monitor turnover globally. MKS has a very stable and committed workforce, as evidenced by low voluntary turnover. Our voluntary turnover for the year ended December 31, 2024 was below 7%. Our average employee tenure as of December 31, 2024 was more than ten years.

Health and Safety

MKS is committed to providing a safe and healthy workplace for all employees. We accomplish this through strict compliance with applicable laws and regulations regarding workplace safety, including recognition and control of workplace hazards, tracking injury and illness rates, utilizing a global travel risk management program and maintaining detailed emergency and business continuity plans. We also provide mandatory environmental, health and safety training to ensure all employees are provided with the education to perform their jobs safely and to protect the environment.

We have instituted MEHS, a formal Global MKS Management System for Environmental, Health, and Safety, to protect our employees, other stakeholders, and the environment. We continue to implement this strong foundation across our organization in a stepwise process.

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

Acquisition Risks

As part of our business strategy, we have consummated and may continue to pursue business combinations and acquisitions that may be difficult to identify and complete, challenging and costly to integrate, disruptive to our business and our management, and/or dilutive to stockholder value.

As a part of our business strategy, we have consummated and continue to pursue business combinations and acquisitions. Our most recent acquisition of Atotech Limited (“Atotech”) in August 2022 (the “Atotech Acquisition”) significantly increased our size, including with respect to revenue, product offerings, number of employees and facilities, and geographic exposure. Atotech's products and technology, and certain of its markets and customer base, are significantly different from our historical experience. In particular, we did not have previous experience in the specialty chemistry industry, which Atotech serves. Atotech's chemistry business is also subject to highly complex environmental regulations, across multiple jurisdictions around the globe, and may expose us to significant additional liabilities for past or future activities. We acquired Atotech at a significant cost, and integrating Atotech's business and operations with ours has been complex, challenging and time-consuming and has required significant efforts and expenditures. Despite these efforts and expenditures, we may not be able to realize the anticipated benefits of the Atotech Acquisition.

Our ability to successfully identify suitable acquisition targets, complete acquisitions on acceptable terms, and efficiently, effectively and profitably integrate and operate our acquired businesses, is critical to our growth. We may not be able to identify target companies that meet our strategic objectives or successfully negotiate and complete acquisitions with companies we have identified on acceptable terms. Further, we may incur significant expense in pursuing acquisitions that cannot be completed, or are significantly delayed, due to regulatory or other restrictions. Additionally, our Credit Facilities (as defined below) only permit us to make acquisitions under certain circumstances and also restrict our ability to incur additional indebtedness in certain circumstances. As a result, our ability to pursue our acquisition strategy may be hindered by our indebtedness. Moreover, we may not realize the benefits we anticipate from these acquisitions, because of significant challenges, such as:

•
The difficulty, distraction, resource requirements, cost and disruption of developing sufficient knowledge of, managing, and integrating the operations, personnel, and internal controls, financial reporting and information technology (“IT”) systems of the acquired companies;
•
The potential disruption of our ongoing business and distraction of management;
•
Potential internal control or other compliance weaknesses of the acquired companies;
•
Significant expenses related to the acquisitions, including any resulting shareholder litigation;
•
The assumption of unknown or contingent liabilities associated with acquired businesses;
•
Potentially incompatible cultural differences between us and the acquired companies;
•
The difficulty of incorporating the acquired companies' technology and products into our current and future product lines, and successfully generating market demand for these expanded product lines;
•
Potential additional geographic dispersion of operations and/or increased exposure to high-risk geographies;
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
•
Competitive disadvantages we may face by selling products that are new to us and/or selling products in markets and geographies that are new to us;
•
The difficulty of retaining key customers, suppliers and employees of the acquired companies; and
•
The potential to incur or record significant cash or non-cash charges or write down the carrying value of intangible assets and goodwill obtained in the acquisitions, which could adversely impact our cash flow or lower our earnings in the period or periods for which we incur such charges or write down such assets.

For example, in 2023, we recorded impairments of goodwill and intangible assets obtained in the Atotech Acquisition and the acquisition of Electro Scientific Industries, Inc. (“ESI”), which we acquired in 2019 (the “ESI Acquisition”). As described in Note 13 to the Notes to Consolidated Financial Statements, following triggering events at (i) each of our electronics (“EL”) and general metal finishing (“GMF”) reporting units, which together represent the Atotech business and constitute our Materials Solutions Division (“MSD”), and (ii) the Equipment Solutions Business (“ESB”) reporting unit, which represents the ESI business and is a part of our Photonics Solutions Division (“PSD”), we recorded goodwill and intangible asset impairments at MSD and ESB of $1.8 billion during the quarter ended June 30, 2023 and, following an annual impairment analysis, we recorded goodwill and intangible asset impairments at MSD and ESB of $75 million during the quarter ended December 31, 2023.

In addition, if we are not successful in completing acquisitions or integrating acquired businesses, we may need to re-evaluate our growth strategy. We may incur substantial expenses and devote significant management time and resources to complete acquisitions that may not generate the financial results we planned to achieve. We may also choose to close or divest certain sectors or divisions of acquired companies that are not deemed to fit with our strategic plan. Divestitures involve additional risks and uncertainties, such as the ability to sell such businesses on satisfactory price and terms and in a timely manner, or at all, disruption to other parts of the businesses and distraction of management, allocation of internal resources that would otherwise be devoted to completing strategic acquisitions or other strategic projects or initiatives, loss of key employees or customers, loss of access by retained business units to critical intellectual property or other assets transferred with the divested business, exposure to unanticipated liabilities or ongoing obligations to support the businesses following such divestitures, and other adverse financial impacts.

We continue to experience significant risks associated with the ESI Acquisition. These risks include our ability to retain key personnel and to realize the anticipated growth in net revenues from ESB, as well as the potential to continue to incur or record significant cash or non-cash charges or write down the carrying value of intangible assets and goodwill obtained in the ESI Acquisition, which lower our earnings in the period or periods for which we incur such charges or write down such assets.

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

As a result of previous acquisitions, we presently have several different decentralized operating and accounting systems. We will need to continue to modify our accounting policies, internal controls, procedures and compliance programs to provide consistency across our operations. In order to increase efficiency and operating effectiveness and improve corporate visibility into our decentralized operations, we continue to review opportunities to integrate enterprise resource planning systems where practical. Any such integrations may disrupt our operations during the conversion periods and may require significantly more management time and higher implementation costs than anticipated.

Financial Risks

Our consolidated indebtedness has increased substantially as a result of the Atotech Acquisition in August 2022. This increased level of indebtedness could adversely affect us, including by increasing our interest expense and decreasing our business flexibility.

Our consolidated indebtedness has increased substantially as a result of the Atotech Acquisition in August 2022. As of January 31, 2025, we had approximately $3.1 billion of principal indebtedness outstanding under a senior secured term loan facility (the “Term Loan Facility”) comprised of two tranches: a $2.5 billion loan (the “USD Tranche B”) and a €596 million loan (the “Euro Tranche B”). As of January 31, 2025, we also had $675 million of available borrowing capacity under a senior secured revolving credit facility (the “Revolving Facility” and together with the Term Loan Facility, the “Credit Facilities”). On May 16, 2024, we completed a private offering of $1.4 billion aggregate principal amount of the Convertible Notes, and used approximately $1.2 billion of the proceeds to partially repay borrowings under the USD Tranche B.

This level of indebtedness could have the effect, among other things, of reducing our flexibility to respond to changing business, industry and economic conditions, limiting our ability to obtain financing in the future and increasing interest expense. We have also incurred and will continue to incur various costs and expenses associated with our indebtedness. The amount of cash required to pay interest on our increased indebtedness levels, and the demands on our cash resources that come from that debt, are significant. Our level of indebtedness could also reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and may create competitive disadvantages relative to other companies with lower debt levels. If our financial performance does not meet our expectations, then our ability to service our indebtedness may be adversely impacted.

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

As of January 31, 2025, the total principal balance of our USD Tranche B was $2.5 billion, and the total principal balance of our Euro Tranche B was €596 million. As of January 31, 2025, our Revolving Facility provided us with a senior secured revolving credit facility of up to $675 million. We have not borrowed against our Revolving Facility as of January 31, 2025.

All amounts outstanding under the Term Loan Facility and the Revolving Facility bear interest at a variable interest rate. Although we hedge some of the variable interest rate exposure, if interest rates increase, debt service requirements on our variable rate debt will increase. Further interest rate increases, if they occur and we do not hedge such variable rates, will create higher debt service requirements, which would adversely affect our cash flows. In addition, changes in our credit ratings could affect the cost and availability of future borrowings and, accordingly, our cost of capital. The ratings of our indebtedness reflect each nationally recognized statistical rating organization’s opinion of our financial strength, operating performance and ability to meet our debt obligations. We cannot make any assurances that we will achieve or maintain a particular rating.

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

Our ability to comply with these provisions may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These restrictions on our ability to engage in or benefit from these actions may also limit our flexibility in planning for, or reacting to, changes in and opportunities for our business, such as limiting our ability to engage in mergers and acquisitions. This could place us at a competitive disadvantage. If the matters described in our other risk factors result in a material adverse effect on our business, financial condition or operating results, we may be unable to comply with the terms of the Credit Facilities or experience an event of default.

Our Term Loan Facility and Revolving Facility contain customary events of default, including:

•
Failure to make required payments;
•
Failure to comply with certain agreements or covenants;
•
Materially breaching any representation or warranty;
•
Failure to pay, or otherwise causing the acceleration of, certain other indebtedness;
•
Certain events of bankruptcy and insolvency;
•
Failure to pay certain judgments; and
•
A change in control of us.

The amount of cash available to us for repayment of amounts owed under the Credit Facilities will depend on our usage of our existing cash balances and our operating performance and ability to generate cash flows from operations, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. We cannot provide any assurances that we will generate sufficient cash flows from operations to service our debt obligations. Any failure to repay these obligations as they become due would result in an event of default under the Credit Facilities.

If an event of default occurs, the lenders may end their obligation to make loans to us under the Credit Facilities and may declare any outstanding indebtedness under the Credit Facilities immediately due and payable. In such case, we would need to obtain additional financing or significantly deplete our available cash, or both, to repay this indebtedness. Any additional financing may not be available on reasonable terms or at all, and significant depletion of our available cash would harm our ability to fund our operations or execute our broader corporate objectives. If we were unable to repay outstanding indebtedness following an event of default, then in addition to other available rights and remedies, the lenders could initiate foreclosure proceedings on substantially all of our assets. Any such foreclosure proceedings or other rights and remedies successfully implemented by the lenders in an event of default would have a material adverse effect on our business, financial condition and operating results.

Further, because a change in control of us constitutes an event of default under the Credit Facilities, this may be a deterrent to some potential acquirers, as it would likely require an acquirer to repay any outstanding borrowings under the Credit Facilities.

A material amount of our assets represents goodwill and intangible assets, against which we have recorded impairments in the past, and our net income may be significantly reduced by future impairments of these assets.

As of December 31, 2024, our goodwill and intangible assets, net, represented approximately $4.8 billion, or 55%, of our total assets. Goodwill is generated as a result of our acquisitions when the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets we acquire. For example, as a result of the Atotech Acquisition, we added significant additional goodwill and intangible assets because the cost of the Atotech Acquisition significantly exceeded the fair value of Atotech’s net tangible and identifiable intangible assets. Intangible assets relate primarily to the developed technologies, customer relationships, trade names and trademarks acquired by us as part of our acquisitions of other companies. Goodwill and indefinite-lived intangible assets are subject to an impairment analysis at least annually based on the fair value of the reporting unit in which the respective goodwill and intangible assets are recorded. In addition, intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate that the carrying value of the goodwill or intangible assets might not be recoverable. As described in Note 13 to the Notes to Consolidated Financial Statements, following triggering events at each of our EL and GMF reporting units, which together constitute MSD, and the ESB reporting unit of PSD, we recorded goodwill and intangible asset impairments of $1.8 billion during the quarter ended June 30, 2023 and, following an annual impairment analysis of all our reporting units, we recorded goodwill and intangible asset impairments of $75 million during the quarter ended December 31, 2023. We will continue to monitor and evaluate the carrying value of goodwill and intangible assets. If market and economic conditions or business performance deteriorate, the likelihood that we would record another impairment charge would increase. Any impairment charge could materially and adversely affect our financial condition and operating results, including by significantly reducing our net income in future periods.

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

We and our third-party administrators, vendors, customers and partners are subject to ongoing cybersecurity threats, including ransomware and other malware, hacking, phishing, smishing, denial of service attacks, employee errors or malfeasance, telecommunication failures, system failures, natural disasters and other attacks and events. We cannot guarantee that these threats will not have an adverse impact on our business, financial condition or results of operations. For example, in February 2023, we identified that we had become subject to a ransomware event. Based on our investigation, we concluded ransomware actors encrypted certain of our systems by deploying malware. This incident required us to temporarily suspend operations at certain of our facilities and had a material impact during the three months ended March 31, 2023 on our ability to process orders, ship products and provide service to our Vacuum Solutions Division (“VSD”) and PSD customers. For the year ended December 31, 2023, we incurred net costs related to the incident of approximately $15 million. In addition, as a result of the incident, we were previously subject to two lawsuits, and we may be subject to future litigation, investigations, claims or actions, in addition to fines, penalties, or other obligations related to impacted data, whether or not such data is misused.

We face the challenge of supporting our older and disparate IT systems and implementing necessary upgrades. Further, as we transition to using more cloud-based solutions that are dependent on the internet or other networks to operate, we expose ourselves to additional or different cybersecurity and other data security threats, whether directly or through our third-party administrators, vendors and partners. As cybersecurity threats rapidly evolve and become increasingly difficult to detect and defend against, our current security controls and measures may not be effective in detecting vulnerabilities or preventing cybersecurity incidents. These risks may be amplified by increased reliance on remote access to IT systems as a result of the use of SaaS software, cloud and remote services, and employees working remotely. Further, the use of AI by us, our customers, suppliers and other business partners and third-party providers may introduce vulnerabilities into our IT systems and data. AI may also be used by bad actors to identify vulnerabilities and implement increasingly sophisticated cybersecurity attacks. Additionally, we may need to update security protocols for, transition to or from, or integrate various information management systems as a result of mergers, acquisitions and divestitures. The systems that we acquire or that are used by acquired entities or businesses may pose security risks of which we are unaware or unable to mitigate, particularly during the transition of these systems.

The evolving regulatory landscape for data privacy presents a number of legal and operational challenges, and our efforts to comply with relevant regulations may be unsuccessful. For example, regulations in the European Union (the “EU”) and China prohibit the transfer of personally identifiable information from their respective countries to other countries whose laws do not adequately protect personal data. While we have utilized certain permitted approaches for transferring personally identifiable information from these countries, these approaches may be invalidated by courts or regulatory bodies, and we may be required to ascertain an alternative legal basis for such transfers. Additionally, based on our investigation of the ransomware event we identified in February 2023, we became aware on February 13, 2023 that the ransomware actors may have exfiltrated personal information from our systems. We provided notifications to individuals and to regulators in accordance with applicable laws, and we may be required to provide additional notifications in the future. See “We are exposed to various risks related to legal proceedings, including, for example, product liability claims, intellectual property infringement claims, regulatory claims, contractual claims and class action litigation, which if successful, could have a material adverse effect on our commercial relationships, business, financial condition and operating results” below for more information regarding legal risks associated with privacy-related matters.

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

The costs of compliance with, and other burdens imposed by, privacy, cybersecurity, data protection and data localization laws, regulations and policies, including restrictions on marketing activities, could have a material adverse effect on our business, financial condition and operating results. For example, as a result of the ransomware event described above, we incurred significant costs in connection with efforts to investigate the incident, assess the impact of the incident and recover our systems. We have incurred and expect to continue to incur significant costs to enhance our data security and protect against unauthorized access to, or manipulation of, our systems and data. Despite incurring these costs, we cannot eliminate every possible vulnerability, as cybersecurity threats rapidly evolve and become more sophisticated. Accordingly, similar incidents may occur in the future. Further, customers and third-party providers increasingly demand rigorous contractual provisions regarding privacy, cybersecurity, data protection, confidentiality, and intellectual property, which may also increase our overall compliance burden and potential liability.

Although we maintain insurance related to cybersecurity risks, these costs, expenses, liability and other matters may not be adequately covered by insurance and may result in an increase in our costs for insurance or insurance not being available to us on economically feasible terms, or at all. Insurers may also deny us coverage as to any future claim. Any of these results could harm our business, financial condition and reputation. For additional information on our cybersecurity risk management, strategy and governance, please refer to Part I, Item 1C of this Annual Report on Form 10-K.

Our proprietary technology is important to the continued success of our business. Our failure to protect this proprietary technology may significantly impair our competitive position.

Our success and ability to compete depend in large part upon protecting our proprietary technology. We rely on a combination of patent, trademark and trade secret protection and agreements, such as nondisclosure agreements and other contractual agreements with our employees and third parties, to protect our proprietary rights. The steps we have taken may not be sufficient to prevent the misappropriation of our intellectual property, particularly in countries and regions outside, for example, the United States and Europe, where laws may not protect our proprietary rights as fully. For example, the patent prosecution and enforcement systems within China and India, where we have a significant customer base and manufacturing presence, are comparatively less robust and, as a result, we may be limited in our ability to enforce our intellectual property rights there. We may also be at a disadvantage in any enforcement proceeding in China and India as a foreign entity seeking protection against a locally headquartered company. Patent and trademark laws and trade secret protection may not adequately deter third-party infringement or misappropriation of our patents, trademarks, trade secrets and similar proprietary rights. In addition, patents issued to us may be challenged, invalidated or circumvented. The loss or expiration of any of our key patents could lead to a significant loss of sales of certain of our products and could materially affect our operating results. We have in the past and may in the future be subject to or may initiate interference proceedings, validity challenges or opposition proceedings in the U.S. Patent and Trademark Office, the European Patent Office, or similar agencies, which can demand significant financial and management resources. The process of seeking patent protection can be time consuming and expensive and patents may not be issued from pending or future applications. Moreover, our patents may not be sufficient in scope or strength to provide meaningful protection or a commercial advantage to us. We may initiate claims, enforcement actions or litigation against third parties for infringement of our proprietary rights in order to determine the scope and validity of our proprietary rights or the proprietary rights of our competitors, which claims could result in costly litigation, the diversion of our technical and management personnel and the assertion of counterclaims by defendants, including counterclaims asserting invalidity of our patents. Further, governments and courts are considering new issues in intellectual property law with respect to work created by AI technology, which could result in different intellectual property rights in development processes, procedures and technologies we may create with artificial technology, which could have a material adverse effect on our business.

Risks Related to Our Operations

Supply chain disruptions and other manufacturing interruptions or delays have affected our ability to meet customer demand and have led to higher costs, while the failure to estimate customer demand accurately has resulted in excess or obsolete inventory, all of which has negatively impacted, and could in the future negatively impact, our business.

Our business depends on the timely supply of products and services that meet the rapidly changing technical and volume requirements of our customers, which depends in part on the timely delivery of raw materials, parts, components and subassemblies from our suppliers, including contract manufacturers. For example, from the first quarter of 2021 until the second half of 2023, we experienced significant constraints due to global supply chain disruptions, including procuring electronic components, which negatively impacted our sales, costs and margins, and our ability to timely produce products to meet customer demand. Supply constraints and the potential for shortages caused us to increase safety stock levels, which has increased the amount of inventory we hold. Cyclical industry conditions and volatility of demand for our products increase capital, technical, operational and other risks for us and for companies throughout our supply chain. We have experienced, and we could experience in the future, significant disruptions in our supply chain, interruptions of our manufacturing operations, delays in our ability to deliver products or services, increased costs, price volatility, and customer order cancellations, which have been, or may in the future be, as a result of:

•
Volatility in the availability and cost of materials, including electronic components and raw materials, whether due to interruptions in production by suppliers, allocations of products to other purchasers, fluctuations in foreign currency exchange rates, changes in worldwide price levels (whether due to inflationary pressures or otherwise), environmental limitations, geopolitical issues or other factors;
•
Pandemics such as COVID-19, natural disasters or other events beyond our control (such as earthquakes, floods or storms, wildfires, power outages, such as rolling blackouts previously experienced in China, regional economic downturns, social unrest, political instability, terrorism, or acts of war), particularly where we or our suppliers, subcontractors and contract manufacturers conduct manufacturing;
•
Global logistics network challenges, such as limited availability of and constraints on freight capacity;
•
IT or infrastructure failures; and

•
New laws or regulations.

For example, we use certain raw materials derived from petrochemical based feedstocks, the prices of which have historically been subject to periods of rapid and significant upward and downward movement. We may not be able to pass on price increases in raw materials, or price increases by our suppliers, to our customers due to competitive pricing pressure, and, even when we are able to do so, there may be a delay between price increases in raw materials and our ability to increase the prices of our products.

In addition, a rapid increase in our business and manufacturing capacity to meet increases in demand or expedited shipment schedules may exacerbate any interruptions in our manufacturing operations and supply chain and the associated effect on our working capital. Moreover, if actual demand for our products is different than expected, we may purchase more or fewer parts than necessary or incur costs for canceling, postponing or expediting delivery of parts. If we purchase inventory in anticipation of customer demand that does not materialize, or if our customers reduce or delay orders, we may incur excess inventory charges. Any of these factors could materially and adversely affect our business, financial condition and operating results.

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
•
Prohibitively higher raw material or component prices, including as a result of tariffs;
•
Supply chain disruptions, including as a result of the relocation of certain low-cost and sole and limited source suppliers to less-developed countries;
•
Reduced control over pricing and timing of delivery of raw materials and components;
•
The inability of our suppliers to develop technologically advanced products to support our growth and development of new products;
•
Difficulty obtaining raw materials concentrated in limited geographies at reasonable prices or at all due to trade restrictions for those materials;
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

As part of our continuous cost-reduction and business continuity efforts, we continue to relocate the manufacturing of certain of our existing product lines and subassemblies to, and initiate the manufacturing of certain new products in, our facilities in Mexico, Romania and Singapore, as well as to our significant subcontracted operations in Mexico and selected contract manufacturers in Asia. In addition, we have relocated certain segments of other functions to, or initiated certain segments of other functions in, centralized locations, including relocating certain procurement activity to Mexico and Romania, relocating certain IT and research and development activity to India, relocating certain administrative finance, payroll, software and IT activity to Poland, and continuing certain engineering activity in India. In the future, we may expand the level of functions that we initiate in or move to other global locations to take advantage of cost efficiencies or for business continuity purposes. For example, in October 2024, we announced that we broke ground on a new manufacturing factory in Penang, Malaysia. However, we may not be able to achieve significant cost savings or other benefits from these actions. For example, costs may increase as development and manufacturing expenses increase and labor, material, logistics and facility-related costs rise, as we have seen in our manufacturing locations in China, Mexico and Romania. If these costs increase to the extent that we no longer realize the cost savings we anticipated, we may need to relocate these operations and functions to other lower-cost regions. Additionally, if we are unable to successfully manage the relocation, initiation or oversight of these operations and functions, including identifying, training and retaining skilled labor, our business, financial condition and operating results would be harmed.

In particular, transferring product lines to other manufacturing locations and/or to or from our contract manufacturers' facilities often requires us to transplant complex manufacturing equipment and processes across a large geographical distance, train a completely new workforce concerning the use of this equipment and these processes and comply with local regulations. In addition, our customers may require us to requalify products supplied to them in connection with the relocation of manufacturing operations. If we are unable to manage these transfers and training smoothly and comprehensively, or if we are unable to requalify products in a timely manner, we could suffer manufacturing and supply chain delays, excessive product defects, harm to our operating results and our reputation, and loss of customers. Further, the utilization of overseas manufacturing locations and contract manufacturers may require additional transportation and shipping costs and customs tariffs or export licenses, which may be difficult or costly to obtain.

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

Many of our products are inherently complex in design and, in some cases, require extensive customization and/or ongoing regular maintenance. Further, the manufacturing of these products often involves a highly complex and precise process, the utilization of specially qualified materials or components that conform to stringent specifications, and highly skilled labor. As a result of the technical complexity of these products, design defects, skilled labor turnover, changes in our or our suppliers' manufacturing processes or the inadvertent use of defective or nonconforming materials or software by us or our suppliers could adversely affect our manufacturing yields and product reliability. This could in turn harm our business, operating results, financial condition and customer relationships.

We provide warranties for our products, and we accrue reserves for estimated warranty costs at the time we recognize revenue for the sale of the products. The determination of such reserves requires us to make estimates of product return rates and expected costs to repair or replace the products under warranty. We establish warranty reserves based on historical warranty costs for our products. If actual return rates or repair and replacement costs differ significantly from our estimates, our operating results would be negatively impacted.

Our customers may discover defects in our products after the products have been fully deployed and operated under peak stress conditions. In addition, some of our products are combined with other suppliers’ products, which may contain defects. Further, some of our customers use our products in ways other than their intended purpose. As a result, it may be difficult to identify the source of a customer’s problem. If we are unable to promptly identify and fix defects or other problems, we could experience, among other things:

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

The hazards associated with chemical manufacturing and the related storage and transportation of chemical raw materials, products and waste are inherent to our specialty chemicals operations. These hazards could lead to an interruption or suspension of operations and have a material adverse effect on the productivity and profitability of a particular manufacturing facility or on our business as a whole. Potential risks include storage tank leaks and ruptures, explosions and fires, and chemical spills and other discharges or releases of toxic or hazardous substances or gases. These risks could be caused or exacerbated by mechanical failures, unscheduled downtime, labor difficulties, transportation interruptions, inclement weather, natural disasters, cybersecurity breaches or terrorist attacks. These hazards may result in personal injury and loss of life, damage to property, and contamination of the environment, which may result in an interruption or suspension of operations, the imposition of civil or criminal fines, penalties and other sanctions, cleanup costs, and claims by our employees, governmental entities or third parties. We are dependent on the continued operation of our production facilities, and the loss or shutdown of operations at any of our major operating facilities could have a material adverse effect on our business, financial condition and operating results.

We outsource a number of services to third-party service providers, which decreases our control over the performance of these functions. Disruptions or delays at our third-party service providers could adversely impact our operations.

We outsource a number of services, including certain IT systems and systems management, logistics, contract manufacturing, payroll and tax functions, to third-party service providers. While outsourcing arrangements may lower our cost of operations, they also reduce our direct control over the services rendered. This diminished control may have an adverse effect on the quality or quantity of services rendered, our ability to quickly respond to changing market conditions, or our ability to ensure compliance with all applicable laws and regulations. If we do not effectively develop and manage our outsourcing strategies, if required export and other governmental approvals are not timely obtained, if our third-party service providers do not comply with laws or perform as anticipated, or do not adequately protect our data, including from cybersecurity breaches, or if there are delays or difficulties in enhancing business processes, we may experience operational difficulties, increased costs, manufacturing or service interruptions or delays, loss of intellectual property rights or other sensitive data, quality and compliance issues, and challenges in managing our product inventory or recording and reporting financial and management information, any of which could materially and adversely affect our business, financial condition and operating results.

The loss of net revenues from any one of our major customers would likely have a material adverse effect on us.

Our top ten customers accounted for approximately 32%, 30% and 42% of our net revenues for 2024, 2023 and 2022, respectively. In any one reporting period, a single customer or several customers may contribute an even larger percentage of our consolidated net revenues. The loss of any of these customers or any significant reduction in orders by these customers, including reductions due to economic, market or competitive conditions, regulatory requirements, or failure to meet customer demands, would likely have a material adverse effect on our business, financial condition and operating results. None of our significant customers has entered into an agreement with us that requires it to purchase any minimum quantity of our products.

Attempts to offset the effect of any loss or reduction of net revenues through the rapid addition of new customers would be difficult because a relatively small number of companies dominate the semiconductor and electronics manufacturing industries. Further, prospective customers typically require lengthy qualification periods prior to placing volume orders with a new supplier. Our future success will continue to depend upon:

•
Our ability to maintain relationships with existing key customers;
•
Our ability to attract new customers and satisfy any required qualification periods;
•
Our ability to introduce new products in a timely manner for existing and new customers;

•
The successes of our original equipment manufacturer (“OEM”) customers in creating demand for their capital equipment products that incorporate our products; and
•
Our ability to gain significant customers and business in new, emerging segments of our markets.

Key personnel have been, and may continue to be, difficult to attract and retain.

Our ability to maintain and grow our business is directly related to the service of our employees, who we consider to be a significant asset. Our performance is directly tied to our ability to hire, train, motivate and retain qualified personnel, including highly skilled technical, financial, managerial, and sales and marketing personnel. There is significant competition for personnel in the technology and sciences marketplace, particularly in certain geographies where we are located, including the Boston, Massachusetts area, Orange County and the San Francisco Bay area of California, Tokyo, Japan, and Singapore. Also, employees in our industries are increasingly able to work remotely, which could increase employee mobility and turnover, making it more difficult for us to attract and retain employees. In addition, many of our product manufacturing processes and product services require deep technical expertise, and it can be particularly challenging to identify and attract candidates and retain employees possessing such expertise. We have experienced, and may continue to experience, attrition in certain key positions. For example, Seth H. Bagshaw, our former Executive Vice President, Chief Financial Officer and Treasurer, retired on April 1, 2024, and his successor, Ramakumar Mayampurath, did not begin his employment until October 14, 2024. A related challenge is that a significant portion of our technical talent is nearing retirement age, and we may have difficulty training our existing workforce or attracting a sufficient number of new employees with the necessary skills and experience to replace them. If we are unable to hire sufficient numbers of qualified employees or retain and motivate existing employees, our business and operating results would be harmed.

Risks Related to Our Industries and Markets

The semiconductor, electronics manufacturing and automotive industries we serve are characterized by periodic fluctuations in business activity that may cause a reduction in demand for our products.

Our business depends upon capital expenditures of semiconductor device manufacturers (which in turn depends upon demand for semiconductors), electronics manufacturers and Tier 1 and Tier 2 suppliers for the automotive industry. All of these industries have historically experienced cyclical variations in product supply and demand. For example, our year-over-year sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers sequentially increased 1% in 2024, decreased 28% in 2023, increased 12% in 2022 and increased 32% in 2021. These sometimes sudden and severe cycles can result from many factors, including overall consumer and industrial spending, demand for electronic products that drive manufacturer production, manufacturers' capacity utilization, timing of new product introductions, demand for customers' products, inventory levels relative to demand, access to affordable capital, labor conditions, commodity prices, and energy costs. The timing, severity and duration of these cycles are difficult to predict, and we may not be able to respond effectively to these cycles.

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
•
Delays in introducing new, enhanced and differentiated products, many of which are difficult to design and manufacture because of their technical sophistication and complexity;
•
Inadequate manufacturing capabilities, customer service or support;
•
Semiconductor device manufacturers failing to direct semiconductor capital equipment manufacturers to use our products at their semiconductor fabrication facilities;
•
Global electronics OEMs failing to specify our products in their manufacturing processes for the rigid PCB manufacturers they use;
•
Customers failing to achieve market demand for their products that incorporate our technologies;
•
Efforts of customers to internally develop products that compete with our technologies or to engage subcontract manufacturers or system integrators to manufacture competitive products on their behalf;
•
Implementation by our customers of dual source strategies, after historically relying on sole or limited source suppliers;
•
Competitors that develop products that offer superior performance, technological features or value than our products;
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
•
Competitors that are able to adopt new technologies and technological advancements using AI and machine learning to pursue new products and approaches more quickly, successfully and effectively than us;
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

Finally, these factors could render the portfolios of products or lines of business from which we generate significant net revenues obsolete. For example, we have lost business to customers who identify alternative materials or processes and therefore no longer require as much or any specialty chemicals. If our customers or the industries we serve shift to other technologies, our business, financial condition and operating results would be harmed.

We offer products for multiple markets and must face the challenges of supporting the distinct needs of each of the markets we serve.

We offer products for very diverse markets. Because we operate in multiple markets, we must work constantly to understand the needs, standards and technical requirements of many different applications within these markets and must devote significant resources to developing different products for these markets. Product development is costly and time consuming. We must anticipate trends in our customers' industries and develop products before our customers' products and processes are commercialized. If we do not anticipate our customers’ needs and activities, we may invest substantial resources in developing products that do not achieve broad market acceptance. Our growth prospects rely in part on successful entry into new markets, which depends on displacing competitors who are more familiar with these markets and better known to customers. In many cases, we are attempting to enter or expand our presence in these new markets with newly introduced products that are not yet proven in the industry. Our decision to continue to offer products to a given market or to penetrate new markets is based in part on our judgment of the size, growth rate, profitability and other factors that contribute to the attractiveness of a particular market. If our product offerings in any particular market are not competitive, our analyses of a market are incorrect or our sales and marketing approach for a market is ineffective, we may not achieve anticipated growth rates in this market, and our business, financial condition and operating results would be harmed.

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
•
Changing labor conditions and difficulties staffing, managing, and rationalizing our foreign operations, including rising wages and other labor costs, retention of employees, the formation of labor unions and works councils and the maintenance of defined benefit pension plans;
•
Nationalization or other expropriation of private enterprises or land;
•
Involuntary geopolitical annexations or accessions through military force or otherwise, including, for example, any actions by China to take control over Taiwan, and the implications any such action would have on our customers, other partners, and the global semiconductor ecosystem; and
•
Increased risk of exposure to civil unrest, terrorism, government sanctioned and non-government sanctioned acts of violence, and military activities.

If we experience any of the risks associated with doing business internationally, our business, financial condition and operating results could be significantly harmed.

We have significant facilities and operations and a considerable number of employees in Israel. A number of our products are manufactured in facilities located in Israel. Following the Hamas attack on Israel in October 2023 and the additional attacks which followed from other countries in the Middle East (including Lebanon, Iran, Syria, Iraq and Yemen), some of our employees in Israel were called for active military duty. While, as of February 25, 2025, our facilities in Israel remain operational, if the current ceasefire between Israel and Hamas ends, and the Israel-Hamas war resumes or if other regional conflicts begin, our operations in Israel could be significantly disrupted, including due to the absence of one or more key employees or a significant number of other employees, or significant damage to or the complete destruction of any of our local facilities. More broadly, the future of peace efforts between Israel and its neighboring countries remains extremely uncertain. Any other armed conflicts or further political instability in the region could similarly negatively affect our business, including if additional employees in Israel are called for active military duty. Any such disruptions could adversely affect our business, financial condition and operating results.

We have limited operations and employees in Belarus. Historically, we made immaterial sales into Russia and Belarus. As a result of the ongoing military conflict between Russia and Ukraine, including the imposition of sanctions on Russia, Belarus and related parties, our sales into Belarus and Russia ceased. Any additional disruptions, including the expansion of sanctions in connection with the conflict, could adversely affect our business.

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

Additionally, potential customers in certain countries, particularly in Asia, have a strong preference for technology and products developed by suppliers based in their home countries. The trade dispute between the U.S. government and the Chinese government has reinforced and broadened this preference, as potential and existing customers seek to avoid the uncertainty related to the trade dispute. While we have attempted to mitigate these issues by establishing a significant local presence in many of these countries, companies like us that are based elsewhere remain at a disadvantage in these markets.

We face significant risks associated with doing business in China in particular.

As a result of our extensive presence in China, we are subject to the following significant risks:

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
•
Chinese controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China, restricting our ability to remit sufficient foreign currency to pay dividends or make other payments to us, or otherwise satisfy foreign currency-denominated obligations; and
•
The escalation of trade tensions between China and other countries, including the United States, and the imposition of tariffs, sanctions and export controls by various government agencies, has impacted international trade. Notably, as discussed in greater detail below, the U.S. government imposed tariffs on certain imports from China in 2018 and 2019, and China responded by imposing its own retaliatory tariffs. In early 2025, the U.S. government increased trade tensions with China by imposing additional tariffs on certain imports from China. In addition, as discussed in greater detail below, the U.S. government has implemented export restrictions and national security reviews on semiconductor technologies related to China, which has disrupted, and could further disrupt, existing partnerships and limit market opportunities within the Chinese market. These reviews and restrictions may lead to challenges in accessing markets or curtail investment prospects. The complexity of these regulations further elevates the risk of non-compliance.

If we experience any of the risks associated with doing business in China, our business, financial condition and operating results could be significantly harmed.

Unfavorable currency exchange rate fluctuations may lead to lower operating results or may cause us to change customer pricing, which could result in reduced sales and losses.

Although we report our financial position and operating results in U.S. dollars, a significant portion of our net revenues are from customers in international markets where we invoice in currencies other than the U.S. dollar, and we have facilities where costs are incurred in currencies other than the U.S. dollar. In addition, we carry certain assets and liabilities in currencies other than the U.S. dollar. The indebtedness we incurred in connection with the Atotech Acquisition includes a Euro tranche, the outstanding balance of which was €596 million as of January 31, 2025. Currency exchange rate fluctuations could have an adverse effect on our assets, liabilities, net revenues, expenses and operating results and we could experience losses with respect to our hedging activities. Unfavorable exchange rate fluctuations could require us to increase or decrease prices to customers, which could result in lower net revenues from such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our operating results could be adversely affected by declining net revenues or profit margins for our products. Such exchange rate fluctuations could also increase the costs and expenses of our non-U.S. operations when translated into U.S. dollars or require us to modify our current business practices. In addition, most sales made by our foreign subsidiaries are denominated in the currency of the country in which these products are sold and the currency they receive in payment for such sales could be less valuable on a U.S. dollar basis at the time of receipt as a result of exchange rate fluctuations. We enter into foreign exchange forward contracts to reduce a portion of our currency exposure arising from intercompany sales of inventory as well as intercompany accounts receivable and intercompany loans. However, we cannot be certain that our efforts will be adequate to protect us from significant exchange rate fluctuations or that such efforts will not expose us to additional exchange rate risks.

Legal, Tax, Regulatory and Compliance Risks

We are obligated to develop and maintain proper and effective internal control over financial reporting, and we previously identified a material weakness in our internal control over financial reporting and may discover additional material weaknesses in the future. Any failure to maintain the adequacy of this internal control may adversely affect our results of operations, our stock price and investor confidence in our Company.

We previously identified a material weakness in our internal control over financial reporting that was remediated as of December 31, 2023. We may in the future identify additional internal control deficiencies that could rise to the level of a material weakness or uncover other errors in financial reporting. If we fail to remediate any future material weaknesses and maintain effective internal control over financial reporting, our ability to accurately record, process, and report financial information and, consequently, our ability to prepare financial statements within required time periods could be adversely affected. Failure to maintain effective internal controls could result in a failure to comply with SEC rules and regulations, stock exchange listing requirements, and the covenants under our debt agreements, subject us to litigation, investigations or enforcement actions, negatively affect investor confidence in our financial statements, and adversely impact our stock price and ability to access capital markets. The defense of any such claims, investigations or enforcement actions could divert our attention and resources and could cause us to incur significant legal and other expenses even if the matters are resolved in our favor.

If significant trade restrictions or tariffs on our products or components that are imported from or exported to certain countries, for example, China, Canada and Mexico, are initiated, continue or are expanded, our business, financial condition and operating results may be materially harmed.

In recent years, trade tensions between the United States and China, and since early 2025 between the United States and Mexico and the United States and Canada, have increased substantially, resulting in significant trade restrictions that have significantly harmed our business. These regulations include tariff increases, additional sanctions against specified entities, and the broadening of restrictions and license requirements for specified end-uses of those of our products that are subject to these restrictions, including restrictions surrounding specific product groups, applications and/or end uses. The U.S. government’s concerns relate to, among other things, national security and the concept of “military/civil fusion” in China, a national strategy in which military technologies are developed or produced alongside commercial, non-military items, often by private or quasi-government companies. Further, concerns related to the use and growth of AI in military and intelligence applications, the development of weapons of mass destruction, offensive cyber operations, and human rights violations through mass surveillance continue to drive the regulatory landscape. In each of 2018 and 2019, the U.S. government-imposed tariffs on certain imports from China, and the current U.S. administration has announced 25% tariffs on certain imports from Canada and Mexico and an additional 10% tariff on certain imports from China and may announce future tariffs on imports from these and other countries. In addition to tariffs and targeted comprehensive sanctions against specific firms, in recent years, “Entity List” designations and “military end-user” controls have been significantly expanded, as have some rules relating to items produced outside the United States that incorporate more than de minimis levels of U.S. controlled content or that are derived from (i.e., the “direct product” of) U.S. origin technologies, equipment or software. In October 2022, the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”) implemented new and novel restrictions related to end-uses in semiconductor, semiconductor manufacturing, supercomputer, and advanced computing, along with certain equipment used to develop and produce them, as well as controls around the activities of U.S. persons in certain markets, including China. These regulations, which BIS has amended several times since initial publication (as amended, the “BIS Rules”), have resulted in, and may in the future result in, loss of business, both directly to China end-customers, and indirectly through our OEM customers, as well as additional export license requirements on shipments of our products, parts and supplies, and associated increased administrative burdens. For example, as a result of the initial BIS Rules promulgated in late 2022, we experienced an annual loss in net revenues of approximately $200 to $250 million, most of which was realized in 2023. The extraordinary complexity of these rules, combined with their continued modification and the likelihood of further amendments from BIS, significantly increases our risk of non-compliance, which could result in fines and other penalties, and could change how these rules impact us. The U.S. government and other government agencies may promulgate new or additional export licensing or other regulations that have the effect of further limiting our ability to provide certain products and services to customers outside the United States, including China. The U.S. government may also revise or expand existing regulations or issue guidance clarifying the scope and application of these requirements, which could change the impact of these rules on our business and manufacturing operations. While we continue to adjust our policies and practices to ensure compliance with these regulations, and seek to mitigate their impact, there can be no assurances that current or future regulations and tariffs will not have a material adverse effect on our business.

Since the beginning of 2019, regulatory changes have been implemented at an unprecedented pace, which increases the resources needed to monitor and comply with regulations, while heightening the risk of non-compliance. Such regulatory changes include the addition by BIS of China-based Huawei Technologies Co., Ltd. (“Huawei”), Semiconductor Manufacturing International Corporation (“SMIC”), Yangtze Memory Technologies Corp (“YMTC”), NAURA Technology Group, Piotech, Inc. and many of their respective affiliates onto its Entity List. Accordingly, we have implemented additional monitoring processes and suspended orders from these companies as well as other designated Chinese-based customers, where those orders are subject to U.S. jurisdiction. We have also been negatively impacted by the cancellation of orders from customers who are suppliers to these firms. In addition, BIS has modified the Foreign Direct Product, De Minimis and “military end-use” rules, expanded the scope of products and technologies that would require licenses for military end-uses, primarily in China, and expanded the list of “military end users,” mostly in China, further limiting our sales. At the same time, BIS and the U.S. Department of Defense have also added numerous China-based companies, including companies with which we do business, to the “Unverified List,” and “Chinese Military Companies” list, respectively. Placement on such lists may be an indication of additional future restrictions by the U.S. government, as was the case with YMTC, which was added to the Unverified List in October 2022 and was then added to the Entity List in December 2022.

Increased restrictions on China have led to and may continue to lead to regulatory retaliation by the Chinese government and further escalate geopolitical tensions between China and Taiwan. China has adopted, and announced its intention to further adopt, new regulations that could have an adverse effect on our operations. For example, in response to the imposition of U.S. tariffs in 2018 and 2019, China imposed its own retaliatory tariffs. In 2019, China’s Ministry of Commerce also announced an “unreliable entity list” under which non-Chinese entities that cut off supply to Chinese companies may be subject to government action. Because many of the mechanisms for being named to the list, removed from the list, and enforcement remain ill-defined and unavailable to the public, the potential impacts of the regulation remain unknown. In addition, in 2023, China adopted export curbs on crucial raw materials, including gallium, germanium, and graphite, that had both direct and indirect adverse impacts on our business and supply chain. In December 2024, the Chinese Ministry of Commerce imposed stricter export control restrictions on the export to the United States of gallium, germanium and other materials with potential dual-use applications, thereby increasing the adverse impact on our business, costs and supply chain. The ongoing geopolitical tensions and economic uncertainty between the United States and China caused by recent tariffs, Entity List and “military end user” designations, foreign-made product rules and the BIS Rules, and the unknown impact of current and future Chinese trade regulations, may continue to increase costs, as well as restrict our ability to sell, or decrease demand from customers to purchase, our products, directly and indirectly, which could materially harm our business, financial condition and operating results. This trade uncertainty has caused, and may continue to cause, customers to delay or cancel orders, as they mitigate the risk to their own supply chain and cost exposure by sourcing from locally based suppliers or suppliers based in other countries. Such delays and cancellations could have a material impact on our business, financial condition and operating results. It is possible that additional trade restrictions will be imposed, and that existing tariffs will be increased on imports of our products or the components used in our products and/or that our business will be impacted by additional retaliatory tariffs, policies that favor domestic industries, or restrictions imposed and/or increased by China or other countries in response to existing or future tariffs. These developments could cause us to lose additional sales and customers, incur increased costs and lower margins, seek alternative suppliers, raise prices or make changes to our operations, any of which could materially harm our business, financial condition and operating results.

We are subject to international trade compliance regulations, and violations of those regulations could result in fines or trade restrictions, which could have a material adverse effect on us.

We are subject to trade compliance laws in both the United States and other jurisdictions where we operate. For example, exports of our products and technology developed or manufactured in the United States are subject to export controls imposed by the U.S. government and administered by the U.S. Departments of Commerce and, to a lesser extent, State and Treasury. Export regulations govern exports of our products and technology developed or manufactured in other countries, including, for example, Austria, China, France, Germany, Israel, Romania and Singapore. In certain instances, these regulations may require obtaining licenses from an administering agency prior to exporting products or technology to international locations or foreign nationals, including foreign nationals employed by us in the United States and abroad. For products and technology subject to the U.S. Export Administration Regulations administered by BIS, the requirement for a license is dependent on the type and end use of the product and technology, the final destination and the identity and nationality of the end user. Virtually all exports from the United States of defense articles are subject to the International Traffic in Arms Regulations, administered by the Department of State’s Directorate of Defense Trade Controls, and require a license. The Israeli Ministry of Economy and the Defense Export Control Agency of the Israeli Ministry of Defense administer similar export regulations and license requirements, which apply to many of our products and technology developed or manufactured in Israel. In addition, the Romanian Ministry of Foreign Affairs and the Department for Export Controls administer similar export regulations and license requirements, which apply to many of our products and technology developed or manufactured in Romania. Obtaining export licenses can be difficult and time-consuming, and we may not be successful in obtaining them. Failure to obtain export licenses to enable product and technology exports could reduce our net revenues, harm our relationships with our customers and could adversely affect our business, financial condition and operating results. Compliance with export regulations require resources and may also subject us to additional fees and costs. The absence of comparable export restrictions on competitors, whether due to technical specifications or such competitors’ geography, either with respect to their place of incorporation or location of their operations, may adversely affect our competitive position.

In addition, if we or our international representatives or distributors fail to comply with any of these export regulations, we or they could be subject to civil and criminal and monetary and non-monetary penalties and costly consent decrees, and we could experience disruptions to our business, restrictions on our ability to export products and technology, damage to our reputation and significant harm to our business and operating results. We are constantly engaged in systematic, risk-based reviews of our compliance-related activities to identify and remediate known and suspected weaknesses (e.g., product export classification). In connection with these reviews, we periodically identify certain activities that are non-compliant with applicable trade regulations and submit appropriate voluntary disclosures to applicable authorities to report such non-compliance. While such instances of non-compliance have not had a material adverse impact on us to date, other reported non-compliance may have a different effect. Additionally, while we have implemented, and continue to implement and optimize, policies and procedures to comply with these laws, we cannot be certain that our employees, contractors, suppliers or agents will not violate such laws or our policies.

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

We qualify for tax incentives based on our ability to meet, on a continuing basis, various tests relating to our employment levels, research and development expenditures and other qualification requirements in a particular jurisdiction. While we intend to operate in such a manner to maintain and maximize our tax incentives, we can make no assurances that we have so qualified, or that we will qualify, for tax incentives for any particular year or jurisdiction. If we fail to qualify or remain qualified for certain tax incentives, the tax incentives we previously received may be terminated and/or retroactively revoked, requiring repayment of past tax benefits, and we would be subject to an increase in our effective tax rate, which could have a materially adverse impact our financial results.

Many of our products and customers are subject to numerous laws regulating the production and use of chemical substances, and some of our products may need to be reformulated or discontinued to comply with these laws and regulations.

As a manufacturer of specialty chemicals, we are subject to chemicals approvals, registrations and regulations around the world, including European Union Regulations on Registration, Evaluation, Authorisation and Restriction of Chemicals (“EU REACH”) in the EU, the Toxic Substances Control Act (“TSCA”) in the United States, and similar laws and regulations in certain other jurisdictions in which we and our customers operate. In recent years, changes to existing laws and regulations and the adoption of new laws and regulations have imposed new obligations, including restrictions and prohibitions on highly hazardous substances, could also force us to reformulate or discontinue certain of our products.

Governmental, regulatory, and societal demands for increasing levels of product safety and environmental protection are resulting in increased pressure for more stringent regulatory control with respect to the chemical industry, including with respect to manufacturing, importing and using chemicals. For example, EU REACH imposes comprehensive compliance obligations and establishes mechanisms to identify and restrict high-concern chemicals, and comparable regulatory requirements have now been adopted in several other countries. As another example, in the United States, the core provisions of TSCA were amended in June 2016 for the first time in nearly 40 years. Among the more significant changes, the amended TSCA mandates risk evaluation of existing “high priority” chemicals. In addition, the U.S. Environmental Protection Agency (the “EPA”) must make a no “unreasonable risk” finding before a new chemical can be fully commercialized. In China, with the publication of the first and second batch of the List of Chemicals under Priority Control, the Ministry of Ecology and Environment has begun to implement restrictions and bans on the use of certain substances in a variety of industrial sectors. Additionally, the Technical Standards on Environmental Risk Assessment and Control of Chemical Substances (2024) impose comprehensive obligations with respect to the screening, determination and mitigation of risks of certain chemicals. These laws and regulations generally create uncertainty about whether existing chemicals important to our business may be designated for restriction and whether the approval process for new chemicals may become more difficult and costly. These changes could adversely impact our ability to supply certain products to our customers and could also result in compliance obligations, fines, ongoing monitoring and other future business activity restrictions, which could have a material adverse effect on our business, financial condition and operating results.

Perfluorooctanesulfonic acid and other per- and polyfluoroaklyl substances (“PFAS”) are chemical agents that have been targeted for risk assessment, restriction, regulation and high-priority remediation and are the subject of litigation and governmental investigations in the United States and other countries. While we have developed a suite of products that do not require any PFAS chemicals and, when adopted by the industry, will obviate the need for PFAS-containing mist suppressants and wetting agents, we continue to sell a limited number of products that contain permissible levels of PFAS. We have been named as a defendant in lawsuits related to PFAS and we have received a request for information from, and responded to, a state agency.

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

Many of our customers are subject to the same or similar environmental regulations. The impact of these regulations on our customers and our customers' ability to comply with these regulations is outside of our control. However, non-compliance by our customers could have an indirect negative effect on our business and result in claims against us. We must monitor relevant chemical regulatory developments in order to limit the associated risks of new developments by triggering countermeasures, such as alternative products and phase-outs, at the right time.

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

Although we believe that our safety procedures for using, handling, storing and disposing of such materials comply with the standards required by applicable federal, state, local and international laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials, including risks related to our chemical products, which are inherently hazardous. We have been, and may in the future be, subject to claims by employees or third parties alleging contamination or injury, and could be liable for damages, which liability could exceed the amount of our liability insurance coverage (if any) and the resources of our business.

Certain portions of the soil at the former facility of our Spectra-Physics lasers business, located in Mountain View, California, and certain portions of the aquifer surrounding the facility, through which contaminated groundwater flows, are part of an EPA-designated Superfund site and are subject to a cleanup and abatement order from the California Regional Water Quality Control Board. Spectra-Physics, which we acquired as part of our acquisition of Newport Corporation (“Newport”) in April 2016 (the “Newport Acquisition”) and which had been acquired by Newport in 2004, along with other entities with facilities located near the Mountain View, California facility, were identified as responsible parties with respect to this Superfund site, due to releases of hazardous substances during the 1960s, 1970s and 1980s. Spectra-Physics and the other responsible parties entered into cost-sharing agreements covering the costs of remediating the off-site groundwater impact. The site is mature, and investigations, monitoring and remediation efforts by the responsible parties have been ongoing for approximately 35 years. We have certain ongoing costs related to investigation, monitoring and remediation of the site that have not historically been material to us as a whole. However, while we benefited from the indemnification of certain costs by a third party in the past, that indemnification is now in a transition period, and we will become subject to a greater portion of costs of remediation in the future. Our ultimate costs of remediation and other potential liabilities are difficult to predict. If the EPA and the California Regional Water Quality Control Board determine that the site cleanup requires additional measures to ensure that it meets current standards for environmental contamination, or if they enhance any of the applicable required standards, we will likely become subject to additional remediation obligations in the future. In addition to our investigation, monitoring and remediation obligations, we may be liable for property damage or personal injury claims relating to this site. While we are not aware of any material claims at this time, such claims could be made against us in the future. If significant costs or other liability relating to this site arise in the future, our business, financial condition and operating results would be adversely affected.

In addition, some of our manufacturing facilities and former facilities have an extended history of chemical manufacturing operations or other industrial activities, and contaminants have been detected at some of those sites. We or our predecessors have in the past been required to remediate contamination at several of these current and former sites, and there remains some risk that further investigation and remediation in the future might be necessary.

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

Additionally, we have established and communicated environmental goals, targets and objectives. For example, in December 2023, we announced our commitment to reduce our combined Scope 1 and 2 emissions by 42% by 2030 from our 2022 baseline. Any disclosed goals, targets and objectives reflect our current plans and aspirations, and we may be unable to achieve them. Furthermore, the standards, regulations and laws by which these environmental efforts are tracked and measured may change over time and result in inconsistent data or significant revisions to our goals, targets and objectives. We also are, or may become subject to, new environmental standards, regulations and laws, such as the EU’s Corporate Sustainability Reporting Directive. Our efforts to comply with these standards, regulations and laws, and to accurately report on our goals, targets and objectives, present numerous operational, reputational, financial, legal, and other risks, and require significant investments. Our processes and controls may not always align with evolving standards, our interpretation of standards may differ from others, and standards may continue to change over time, any of which could result in significant revisions to our goals, our reported progress toward those goals, or other environmental information we disclose, as well as significant unanticipated costs. In addition, any failure or perceived failure to pursue or fulfill our previously stated goals, targets and objectives or to satisfy various disclosure or reporting standards, could also have similar negative impacts and expose us to government enforcement actions, private litigation and reputational harm.

We are exposed to various risks related to legal proceedings, including, for example, product liability claims, intellectual property infringement claims, regulatory claims, contractual claims and class action litigation, which if successful, could have a material adverse effect on our commercial relationships, business, financial condition and operating results.

From time to time, we may be involved in legal proceedings, enforcement actions or claims regarding product performance, product warranty, product certification, product liability, patent infringement, misappropriation of trade secrets, other intellectual property rights, data privacy, antitrust, environmental regulations, trade regulations, tax regulations, securities, contracts, unfair competition, employment, workplace safety, liability to shareholders, and other matters. We can provide no assurance of the outcome of these legal proceedings, enforcement actions or claims or that the insurance we maintain will be adequate to cover them.

Certain of our products may be hazardous if not operated properly or if defective. For example, some of our products, such as certain ultrafast lasers, are used in medical and scientific research applications where misuse or malfunctions could result in serious injury. Other products of ours, including our chemicals products and laser systems, are inherently hazardous and must be used with particular care. We are exposed to significant risks for product liability claims in the event of a significant line down situation or if death, personal injury or property damage results from the handling, use or storage of our products, including our chemical products and laser systems. We may experience material product liability losses in the future. While we maintain insurance for certain product liability claims, our insurance coverage may not continue to be available on acceptable terms, if at all. This insurance coverage also may not adequately cover liabilities that we incur. Further, if our products are defective, we may be required to recall or redesign these products. A successful claim against us that exceeds our insurance coverage level or that is not covered by insurance, or any product recall, could have a material adverse effect on our commercial relationships, business, financial condition and operating results.

In addition, securities class action lawsuits and derivative lawsuits are often brought against companies who have entered into business combinations and acquisitions. We were previously involved in securities class action litigation in connection with the Newport Acquisition and the ESI Acquisition. In each case, the plaintiffs alleged, among other things, that the then-current directors of the acquired company breached their fiduciary duties to their respective shareholders by agreeing to sell the company through an inadequate and unfair process, leading to inadequate and unfair consideration, by agreeing to unfair deal protection devices, and by omitting material information from the proxy statement. We, or the companies we acquire, may be subject to additional securities class action litigation in connection with business combinations, acquisitions or divestitures in the future.

With respect to data privacy, as a result of the ransomware event described under “Risks Related to Cybersecurity, Data Privacy and Intellectual Property Protection” above, we were previously subject to two lawsuits, and we may be subject to future litigation, investigations, claims or actions, in addition to fines, penalties, or other obligations related to impacted data, whether or not such data is misused.

While we intend to vigorously defend any lawsuits, in light of the inherent uncertainties involved in such proceedings, we may incur losses associated with any such proceedings. Additionally, ongoing legal and other costs related to any potential future proceedings and inquiries may be substantial, and losses associated with any adverse judgments, settlements, penalties or other resolutions of such proceedings and inquiries could be significant and have a material adverse impact on our business, reputation, financial condition, cash flows and operating results.

In addition, we have from time to time received claims from third parties alleging that we are infringing certain trademarks, patents or other intellectual property rights held by them. Such infringement claims have in the past resulted in, and may in the future result in, litigation, settlement or enforcement action. Any such action could be protracted and costly, and we could become subject to damages for infringement, or to an injunction preventing us from making, selling or using certain of our products or services, or using certain of our trademarks. Such claims could also result in the necessity of obtaining a license or paying damages relating to one or more of our products, services or technologies, which may not be available on commercially acceptable terms or at all. Any intellectual property action and the failure to obtain necessary licenses or other rights or develop substitute technology could have a material adverse effect on our business, financial condition and operating results. In addition, the terms of some of our customer contracts require us to indemnify the customer for any claim of infringement brought by a third party based on our products. Claims of this kind may have a material adverse effect on our commercial relationships, business, financial condition or operating results.

Although our standard commercial documentation sets forth the terms and conditions that we intend to apply to commercial transactions with our business partners, counterparties to these transactions may not explicitly agree to our terms and conditions. In situations where we engage in business with a third party without an explicit written agreement regarding the applicable terms and conditions, or where the commercial documentation applicable to the transaction is subject to interpretation, we may have disputes with those third parties regarding the applicable terms and conditions of our transaction with them. These disputes could result in deterioration of commercial relationships, costly and time-consuming litigation, concessions or obligations being offered by us to resolve these disputes, as well as impact our net revenue or cost recognition. Any of these outcomes could materially and adversely affect our business, financial condition and operating results.

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

Legal proceedings, enforcement actions and claims, whether with or without merit, and associated internal investigations, may be time-consuming and expensive to prosecute, defend or conduct; divert management’s attention and other resources; inhibit our ability to sell our products or services; result in adverse judgments for damages, injunctive relief, penalties and fines; and negatively affect our business, including result in a material adverse effect on our financial condition, operating results and cash flows. We can make no assurances regarding the outcome of legal proceedings, enforcement actions, claims or investigations or that the insurance we maintain will be adequate to cover them.

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

Market seasonality also causes fluctuations in our operating results. MSD has generally experienced its strongest revenue in the second half of the fiscal year, mostly driven by consumption trends during the holiday season, and its lowest revenue in the first quarter of the fiscal year, mostly driven by the slowdown in production as a result of the Lunar New Year. In addition, we typically experience our strongest revenue in the research market in the fourth quarter of our fiscal year as a result of government spending patterns, and our highest revenue in the electronics manufacturing market in the second half of our fiscal year as a result of consumer spending during the holiday season.

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

The stock market has from time to time experienced, and is likely to continue to experience, extreme price and volume fluctuations. For example, the closing price of our common stock ranged from a high of $144.60 to a low of $97.35 between January 1, 2024 and December 31, 2024. Prices of securities of technology companies have been especially volatile and have often fluctuated for reasons that are unrelated to the operating performance of the companies. Historically, the market price of shares of our common stock has fluctuated greatly and could continue to fluctuate due to a variety of factors. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we become the subject of securities class action litigation, it could result in substantial costs and a diversion of our management’s attention and resources.

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

Some provisions of our Restated Articles of Organization, as amended, our Second Amended and Restated By-laws and Massachusetts law could discourage potential acquisition proposals and could delay or prevent a change in control.

Anti-takeover provisions in our Restated Articles of Organization, as amended, in our Second Amended and Restated By-laws and under Massachusetts law could diminish opportunities for stockholders to participate in tender offers, including tender offers at a price above the then-current market price of our common stock. Such provisions may also inhibit increases in the market price of our common stock that could result from takeover attempts. For example, while we have no present plans to issue any preferred stock, our Board of Directors, without further stockholder approval, may issue preferred stock that could have the effect of delaying, deterring or preventing a change in control of us. The issuance of preferred stock could adversely affect the voting power of the holders of our common stock, including the loss of voting control to others. In addition, pursuant to our Second Amended and Restated By-laws, the declassification of our Board of Directors, which currently consists of three classes, will be phased in so that our Board of Directors will be fully declassified by our 2028 annual meeting of stockholders. Until our Board of Directors is fully declassified, the continuing classification of the Board could also have the effect of delaying or deterring a change in control of our Company.

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

Our enterprise information security program, which is designed to ensure that our information systems are adequately protected, is based on frameworks established by the National Institute of Standards and Technology and other applicable industry standards. We consider our enterprise information security program to be a key component of our overall risk management system, with program elements evaluated annually and briefings provided to management each quarter.

As part of our enterprise information security program, we regularly assess and deploy technical safeguards designed to detect cybersecurity threats and protect our information systems from these threats. In addition, we maintain incident response and recovery plans, the effectiveness of which is tested and evaluated on a regular basis. We also provide privacy and security training, including quarterly phishing education campaigns, to enhance employee awareness of how to detect and respond to cybersecurity threats.

We regularly engage assessors, consultants, auditors and other third parties to support our enterprise information security program. These engagements encompass a variety of activities, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness.

The information gleaned from these assessments, audits and reviews is used to enhance our enterprise information security program, including cybersecurity policies, standards, processes and practices. In addition, significant findings from these assessments are reported to management and the Audit Committee of our Board of Directors (the “Board”).

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

Risks from Cybersecurity Threats

We and our third-party administrators, vendors and partners are subject to ongoing cybersecurity threats. While we cannot guarantee that these threats will not have an adverse impact on us, these threats did not materially affect us during the year ended December 31, 2024 and we do not believe such threats are reasonably likely to materially affect us in the future, including with respect to our business strategy, results of operations, or financial condition. For more information on risks related to cybersecurity, refer to “Risk Factors—Risks Related to Cybersecurity, Data Privacy and Intellectual Property Protection.”

Governance

Board of Directors’ Oversight of Risks from Cybersecurity Threats

The Audit Committee is primarily responsible for oversight of risks from cybersecurity threats. As set forth in the Amended & Restated Audit Committee Charter, the Audit Committee oversees the steps management takes to monitor and control our data privacy and cybersecurity risk exposure. The Board delegated this responsibility to the Audit Committee in part because it includes members with significant experience and/or expertise in cybersecurity and other technology matters.

The Audit Committee is informed of risks from cybersecurity threats through regular reports from our CIO and CISO. Our CIO and CISO report to the Audit Committee at least quarterly. The Audit Committee actively engages with our CIO and CISO regarding these risks. Depending on the materiality of a risk, the Audit Committee, CIO or CISO may report on such risk to the full Board.

In addition, from time to time, the Board may constitute a special committee to focus on a particular cybersecurity matter or risk.

Management’s Role in Assessing and Managing Material Risks from Cybersecurity Threats

Management is integral to assessing and managing our material risks from cybersecurity threats. While all members of management are involved in the review of these risks, our CIO oversees and is responsible for our cybersecurity program. Our CIO is a seasoned technology leader and change agent who has served as the top technology executive for multi-billion-dollar global organizations spanning diverse industries. With over 25 years of experience, our CIO has led business and information technology transformations, implemented global digital strategies, and optimized and integrated governance, risk, and compliance frameworks, processes and technologies in complex regulatory and industry environments. We believe our CIO’s knowledge, skills and experience provide significant value to our Company.

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

Item 2. Properties

The following table provides information concerning MKS’ principal and certain other owned and leased facilities as of December 31, 2024:

Country	City	Sq. Ft.	Activity	Reportable Segment	Owned/Leased
China	Guangzhou	704,000	Manufacturing, Warehouse, Sales, and Research and Development	MSD	Owned
	Shenzhen	253,000	Manufacturing and Service	VSD	Leased
	Tianjin	179,000	Manufacturing, Office, Warehouse, and Sales	MSD	Owned
	Yangzhou	156,000	Manufacturing, Warehouse, and Office	MSD	Owned
Germany	Berlin	200,000	Manufacturing, Office, and Research and Development	MSD	Leased
	Feucht	301,000	Manufacturing, Warehouse, Office, and Research and Development	MSD	Owned
	Neuruppin	170,000	Manufacturing, Warehouse, Office, and Research and Development	MSD	Owned
India	Manesar	189,000	Manufacturing, and Research and Development	MSD	Owned
Mexico	Nogales	124,000	Manufacturing and Service	VSD and PSD	Leased
Romania	Bucharest	131,000	Manufacturing, Office, Research and Development, Service, and Warehouse	PSD	Leased
South Korea	Hwasung	100,000	Manufacturing, Sales, and Office	MSD	Owned
	Yongin-si	179,000	Research and Development, Office, Warehouse, Service, and Sales	VSD	Owned
United States	Andover, MA	76,000	Corporate Headquarters, Manufacturing, and Research and Development	VSD	Leased
	Beaverton, OR	113,000	Manufacturing, Office, and Warehouse	PSD	Leased
	Broomfield, CO	107,000	Manufacturing, and Research and Development	VSD	Leased
	Irvine, CA	191,000	Manufacturing, and Research and Development	PSD	Leased
	Milpitas, CA	103,000	Manufacturing, Sales, Customer Support, Service, and Research and Development	PSD	Leased
	Rochester, NY	156,000	Manufacturing, Sales, Customer Support, Service, and Research and Development	VSD	Owned
	Rock Hill, SC	201,000	Manufacturing, Warehouse, Office, and Research and Development	MSD	Owned
	Wilmington, MA	118,000	Manufacturing, Customer Support, Service, and Research and Development	VSD	Owned

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

As of February 18, 2025, we had 62 stockholders of record.

Dividend Policy and Cash Dividends

Holders of our common stock are entitled to receive dividends when and if they are declared by our Board of Directors. Our Board of Directors declared a cash dividend of $0.22 per share during each quarter of 2024, which totaled $59 million or $0.88 per share. During 2023, our Board of Directors declared a cash dividend of $0.22 per share during each quarter of the year, which totaled $59 million or $0.88 per share.

On February 10, 2025, our Board of Directors declared a quarterly cash dividend of $0.22 per share to be paid on March 7, 2025 to shareholders of record as of February 24, 2025.

Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of our Board of Directors. The Board of Directors intends to declare and pay cash dividends on our common stock based on our financial conditions and results of operations, although it has no obligation to do so. Our credit facilities contain covenants that restrict our ability to grant cash dividends in certain circumstances.

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

During 2024 and 2023, we did not repurchase any shares of common stock. We have repurchased approximately 2.6 million shares of common stock for approximately $127 million pursuant to the program since its adoption.

Comparative Stock Performance

The following graph compares the cumulative total shareholder return (assuming reinvestment of dividends) from investing $100 on December 31, 2019, and plotted at the last trading day of each of the fiscal years ended December 31, 2020, 2021, 2022, 2023 and 2024 of MKS’ common stock; a peer group index representing all companies comprising the S&P 1500 Composite Electronic Equipment Instruments & Components Index and the Nasdaq Market Index. The stock price performance in the graph below is not necessarily indicative of future price performance.

Performance Graph

COMPARISON OF CUMULATIVE TOTAL RETURN
MKS Instruments, Inc.
NASDAQ Market Index
S&P 1500 Composite / Electronic Equipment Instruments & Components Index
$250
$200
$150
$100
$50
$0
2019
2020
2021
2022
2023
2024
ASSUMES $100 INVESTED ON DEC.31,2019
ASSUMES DIVIDEND REINVESTED

	2019	2020	2021	2022	2023	2024
MKS Instruments, Inc.	$100.00	$137.70	$160.22	$78.55	$96.28	$98.41
Nasdaq Market Index	$100.00	$144.92	$177.06	$119.45	$172.77	$223.87
S&P 1500 Composite / Electronic Equipment, Instruments & Components Index	$100.00	$123.86	$160.00	$125.15	$150.70	$175.92

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes principal factors affecting the results of operations, financial condition, cash flows and liquidity, as well as our critical accounting policies and estimates that require significant judgment and thus have the most significant potential impact on our consolidated financial statements, and is intended to better allow investors to view the Company from management’s perspective. This section focuses on material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of our future operating results or of our future financial condition. This section provides an analysis of our financial results for the year ended December 31, 2024 compared to the year ended December 31, 2023. For the discussion and analysis covering the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 27, 2024. As a result of rounding, there may be immaterial differences in amounts presented and certain calculations may not sum to the total number expressed in each category or tie to a corresponding schedule.

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

Segments

We have three divisions, which are our reportable segments: Vacuum Solutions Division (“VSD”), Photonics Solutions Division (“PSD”) and Materials Solutions Division (“MSD”).

VSD delivers foundational technology solutions to semiconductor manufacturing, electronics and packaging and specialty industrial applications. VSD products are derived from our core competencies in vacuum technologies, including pressure measurement and control, flow measurement and control, gas and vapor delivery, gas composition analysis, electronic control technology, reactive gas generation and delivery, power generation and delivery, and fiber optic temperature and position sensing.

PSD provides a broad range of solutions including lasers, beam measurement and profiling, precision motion control, vibration isolation systems, photonics instruments, opto-mechanical components, optical elements, laser-based systems for flexible printed circuit board (“PCB”) laser processing, laser-based systems for high density interconnect PCB and package substrate manufacturing. During the quarter ended March 31, 2024, we moved our Optical Sensing Products (“OSP”) product line from the PSD segment to the VSD segment. The purpose of this realignment was to better align the OSP products with semiconductor related products within the VSD segment. Prior periods have been recast to reflect this change.

MSD develops leading process and manufacturing technologies for advanced surface modification, electroless and electrolytic plating, and surface finishing. Applying a comprehensive systems-and-solutions approach, MSD’s portfolio includes chemistry, equipment and services for innovative and high-technology applications in our electronics and packaging and specialty industrial markets.

Markets

Net Revenues by End Market

	Years Ended December 31,
(dollars in millions)	2024	% Total	2023	% Total
Semiconductor	$1,498	42%	$1,479	41%
Electronics and Packaging	922	26%	916	25%
Specialty Industrial	1,166	32%	1,227	34%
Total net revenues	$3,586	100%	$3,622	100%

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

Approximately 42% and 41% of our net revenues for 2024 and 2023, respectively, were from sales to customers in the semiconductor market.

Net revenues from customers in our semiconductor market increased by $19 million, or 1%, in 2024, compared to 2023, due primarily to an increase in sales of our lithography, metrology and inspection products, which we refer to as our World Class Optics portfolio, partially offset by decreased industry spending on deposition and etch equipment for memory applications, particularly NAND, where MKS is a critical solutions provider.

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

Approximately 26% and 25% of our net revenues for 2024 and 2023, respectively, were from sales to customers in our electronics and packaging market.

Net revenues from customers in our electronics and packaging market increased by $6 million, or 1%, in 2024 compared to 2023. This increase was primarily due to an increase in industry demand for PCB via drilling systems at PSD and an increase in the volume of chemistry materials at MSD, partially offset by a decline in palladium prices for chemistry products, which lower prices are passed through to our customers, and lower equipment revenue at MSD as customers postponed investment decisions.

Specialty Industrial Market

MKS’ strategy in the specialty industrial market is to leverage our domain expertise and proprietary technologies across a broad array of applications in industrial, life and health sciences, and research and defense markets.

Industrial

Industrial encompasses a wide range of diverse applications, including chemistries for functional coatings, surface finishing and wear resistance in the automobile industry, vacuum solutions for synthetic diamond manufacturing and photonics for solar manufacturing. Other applications include vacuum and photonics solutions for light emitting diode and laser diode manufacturing.

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

Approximately 32% and 34% of our net revenues for 2024 and 2023, respectively, were from customers in our specialty industrial market.

Net revenues from customers in our specialty industrial market decreased by $61 million, or 5%, in 2024, compared to 2023. This decrease was driven primarily by lower revenue in the solar, general industrial and material processing markets, mainly within VSD and MSD.

International Markets

Starting in the second quarter of 2024, we changed our basis of reporting geographical net revenues from the location in which the sale originated to the shipped-to location of the end customer. Prior periods have been recast to reflect this change, which was made to better align with how management reviews geographic net revenues.

A significant portion of our net revenues is from sales to customers in international markets. International net revenues accounted for approximately 78% and 75% of our total net revenues in 2024 and 2023, respectively. A significant portion of our international net revenues was from customers in China, South Korea, Japan, Taiwan and Singapore. We expect international net revenues will continue to account for a significant percentage of total net revenues for the foreseeable future.

Long-lived assets located outside of the United States accounted for approximately 59% and 58% of our total long-lived assets as of December 31, 2024 and 2023, respectively. Long-lived assets include property, plant and equipment, net, right-of-use assets, net and certain other assets.

Critical Accounting Policies and Estimates

MD&A discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventory valuation, warranty costs, pension plan valuations, stock-based compensation expense, intangible assets, goodwill and long-lived assets, income taxes and derivatives. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a complete description of our significant accounting policies, see Part II—Item 8 Financial Statements and Supplementary Data, Note 3, “Summary of Significant Accounting Policies”. We believe the following critical accounting policies affect the most significant judgments, assumptions and estimates we use in preparing our Consolidated Financial Statements:

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
•
Allocate the transaction price to performance obligations in the contract
•
Recognize revenue when or as we satisfy a performance obligation

Revenue is recognized when or as obligations under the terms of a contract with our customer have been satisfied and control has transferred to the customer. The majority of our performance obligations, and associated revenue, are transferred to customers at a point in time, generally upon shipment of a product to the customer or receipt of the product by the customer and without significant judgments. We recognize revenue over time for contracts relating to the manufacturing, modifications and retrofits of our plating equipment, as the equipment is built to customer specification, and we have an enforceable right to payment for the performance completed to date. For these sales, we use the cost-to-cost input method to measure progress. In cases, where cost-to-cost is not proportionate to our progress in satisfying the performance obligation because of uninstalled materials, we adjust the measure of progress and recognize revenue to the extent of cost incurred to satisfy the performance obligation under the contract. Revenue from customized products with no alternative future use to us, and that have an enforceable right to payment for performance completed to date, is also recorded over time. We consider this to be a faithful depiction of the transfer to the customer of revenue over time as the work is performed or service is delivered. Adjustments for custom products were immaterial in each of the periods presented.

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

Our standard assurance warranty is normally 12 to 24 months. We sell separately priced service contracts and extended warranty contracts related to certain of our products, in particular related to our plating and laser-based products. These separately priced contracts generally range from 12 to 60 months. We normally receive payment at the inception of the contract and recognize revenue over the term of the contract in proportion to the costs expected to be incurred in satisfying the obligations under the contract. We have elected to use the practical expedient related to disclosing remaining performance obligations as of December 31, 2024 and 2023, as the majority have a duration of less than one year.

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

While we maintain a credit approval process, significant judgments are made by management in connection with assessing our customers' ability to pay at the time of shipment. Despite this assessment, from time to time, our customers are unable to meet their payment obligations. We continuously monitor our customers' creditworthiness and use our judgment in establishing a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, there is no assurance that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of our customers could have a material adverse impact on the collectability of accounts receivable and our future operating results. Bad debt expense was immaterial in each period presented.

Inventory Valuation. We value our inventory at the lower of cost or net realizable value, cost being determined using a standard costing system that approximates actual costs, based on a first-in, first-out method. We regularly review inventory quantities on hand and record a provision to write-down excess and obsolete inventory to its estimated net realizable value, if less than cost, based primarily on our estimated forecast of product demand. Once our inventory value is written-down and a new cost basis has been established, the inventory value is not increased due to demand increases. Demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases as a result of supply shortages or a decrease in the cost of inventory purchases as a result of volume discounts, while a significant decrease in demand could result in an increase in the charges for excess inventory quantities on hand. In addition, our industry is subject to technological change, new product development and product technological obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results. Excess and obsolete expense was $56 million, $64 million and $21 million for 2024, 2023 and 2022, respectively. The higher excess and obsolete charge in 2023 was partially the result of an inventory write-off related to the discontinuation of a product line in 2023 and partially the result of reduced forecasted usage. The higher excess and obsolete charge in 2024 was the result of reduced forecasted usage.

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

Pension Plan Valuations. Several of our non-U.S. subsidiaries have defined benefit pension plans covering employees of those subsidiaries. The majority of these defined benefit plans are frozen and do not allow new employees to join the plans. Some of the plans are unfunded, as permitted under the plans and applicable laws. For financial reporting purposes, we obtained actuarial reports supporting the calculation of net periodic pension costs that used a number of actuarial assumptions, including a discount rate for plan obligations, an assumed rate of return on pension plan assets, and an assumed rate of compensation increase for employees covered by the various plans. We reviewed these actuarial assumptions and concluded they were reasonable based upon our judgment, considering known trends and uncertainties. Actual results that differ from these assumptions would impact future expense recognition and the cash funding requirements of our pension plans.

Stock-Based Compensation Expense. Stock-based awards include (i) time-based restricted stock units (“RSUs”), (ii) performance-based RSUs based on the achievement of adjusted EBITDA targets (the “Adjusted EBITDA RSUs”), (iii) performance-based RSUs based on the Company’s total shareholder return relative to a group of peers over a three-year performance period (the “rTSR RSUs”) and (iv) employee stock purchase plan rights. We record compensation expense for all stock-based compensation awards to employees and directors based upon the estimated fair market value of the underlying instrument. Accordingly, stock-based compensation cost is measured at the grant date, based upon the fair value of the award.

We determine the fair value of time-based RSUs based on the closing market price of our common stock on the date of the award. We determine the original fair value of Adjusted EBITDA RSUs based upon the closing market price of our stock on the date of the award and adjust the fair value quarterly during the first year based upon actual and forecasted results against Adjusted EBITDA targets. Accordingly, the number of performance shares earned will vary based on the level of achievement of financial performance objectives for the applicable period. For each quarter until such time that our financial performance can ultimately be determined, we estimate the number of performance shares to be earned based on an evaluation of the probability of achieving the financial performance objectives. Such estimates are revised, if necessary, in subsequent periods when the underlying factors change our evaluation of the probability of achieving the financial performance objectives. Accordingly, share-based compensation expense associated with performance shares may differ significantly from the amount recorded in the current period. Such values are recognized as expense using the accelerated graded vesting method for Adjusted EBITDA RSUs, all over the requisite service periods. We estimate the fair value of rTSR RSUs using the Monte Carlo simulation model, which requires the use of highly subjective and complex assumptions, including the price volatility of the underlying stock. For the rTSR RSUs, the expense computed for the total shareholder return shares is fixed and recognized on a straight-line basis over the vesting period.

We provide certain employees the opportunity to purchase our shares through an Employee Stock Purchase Plan (“ESPP”). We estimate the fair value of shares issued under our ESPP using the Black-Scholes model, which incorporates a number of complex and subjective variables, including expected stock price volatility over the term of the awards, expected life, risk-free interest rate and expected dividends. Management determined that blended stock-based compensation, a combination of historical and implied volatility, is more reflective of market conditions and a better indicator of expected volatility than historical or implied volatility alone.

The assumptions used in calculating the fair value of share-based compensation awards represents management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Intangible Assets, Goodwill and Long-Lived Assets. As a result of our acquisitions, we have identified intangible assets and generated significant goodwill. Definite-lived intangible assets are valued based on estimates of future cash flows and amortized over their estimated useful life. Determining fair value requires the exercise of significant judgment, including assumptions about appropriate discount rates as well as forecasted revenue, terminal growth rate, gross profit and operating expenses.

Goodwill and indefinite-lived intangible assets are subject to annual impairment testing as well as testing upon the occurrence of any event that indicates a potential impairment. Intangible assets and other long-lived assets are also subject to an impairment test if there is an indicator of impairment. If our expectations of future results and cash flows are significantly diminished, intangible assets, goodwill and other long-lived assets may be impaired and the resulting charge to operations may be material. When we determine that the carrying value of intangible assets or other long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, we use the projected undiscounted cash flow method to determine whether an impairment exists and then measure the impairment using discounted cash flows. To measure impairment for goodwill, we compare the fair value of our reporting units by measuring discounted cash flows to the book value of the reporting units. Goodwill would be impaired if the resulting implied fair value was less than the recorded book value of the goodwill.

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

As of October 31, 2024, we performed our annual impairment assessment of goodwill using a qualitative assessment for all of our reporting units. We determined that it was more likely than not that the fair values were more than the carrying values for each of the reporting units.

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

Income Taxes. We evaluate the realizability of our net deferred tax assets and assess the need for a valuation allowance on a quarterly basis. The future benefit to be derived from our deferred tax assets is dependent upon our ability to generate sufficient future taxable income in each jurisdiction of the right type to realize the assets. We record a valuation allowance to reduce our net deferred tax assets to the amount that is expected to be realized. To the extent we establish a valuation allowance, or determine that a valuation allowance is no longer needed, an expense or benefit is recorded within the provision for income taxes line in the consolidated statements of operations and comprehensive (loss) income.

We are subject to the income tax laws and regulations of the many jurisdictions in which we operate. These tax laws and regulations are complex and involve uncertainties in the application to our facts and circumstances that may be open to interpretation. Accounting for income taxes requires a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if, based on the technical merits, it is more likely than not that the position will be sustained upon audit, including resolutions of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. This process is inherently subjective since it requires our assessment of the probability of future outcomes. We re-evaluate these uncertain tax positions on a quarterly basis based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Any change in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.

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

We have used derivative instruments, such as foreign exchange forward contracts, options and net investment hedges, to manage certain foreign currency exposure, and interest rate swaps and interest rate caps to manage certain interest rate exposure. Changes in fair value of derivative instruments are recognized in the consolidated statement of operations or, if hedge accounting is applied, in Other Comprehensive (Loss) Income (“OCI”) for the effective portion of the changes in fair value. The cash flows resulting from foreign exchange forward contracts are classified in the consolidated statements of cash flows as part of cash flows from operating activities. All derivatives are stated at fair value in the consolidated balance sheets.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total net revenues of certain line items included in our consolidated statements of operations and comprehensive income (loss) data:

	Years Ended December 31,
	2024	2023
Net revenues:
Product	87.1%	88.3%
Service	12.9	11.7
Total net revenues	100.0	100.0
Cost of revenues:
Cost of product revenues	46.3	48.3
Cost of service revenues	6.0	6.4
Total cost of revenues (exclusive of amortization shown separately below)	52.4	54.7
Gross profit	47.6	45.3
Research and development	7.6	8.0
Selling, general and administrative	18.8	18.6
Acquisition and integration costs	0.3	0.4
Restructuring and other	0.2	0.6
Fees and expenses related to amendments to the Term Loan Facility	0.1	0.1
Amortization of intangible assets	6.8	8.1
Goodwill and intangible asset impairments	—	52.5
Gain on sale of long-lived assets	—	(0.1)
Income (loss) from operations	13.9	(42.9)
Interest income	(0.6)	(0.5)
Interest expense	7.9	9.8
Loss on extinguishment of debt	1.6	0.2
Other (income) expense, net	(0.1)	0.7
Income (loss) before income taxes	5.0	(53.2)
Provision (benefit) for income taxes	(0.3)	(2.4)
Net income (loss)	5.3%	(50.8)%

Year Ended December 31, 2024 compared to 2023

The following table sets forth our net revenues for products and services:

Net Revenues

	Years Ended December 31,
(Dollars in millions)	2024	2023
Product	$3,124	$3,200
Service	462	422
Total net revenues	$3,586	$3,622

Net product revenues decreased $76 million in 2024, compared to 2023, primarily driven by a decrease of $63 million in net product revenues from our specialty industrial market mainly due to lower solar, general industrial, and material processing sales and a decrease of $12 million in net product revenues from our electronics and packaging market, primarily due to lower equipment revenues at MSD as customers postponed investment decisions and also as a result of lower palladium prices for chemistry products which lower prices are passed through to our customers in our electronics component business at MSD, partially offset by volume increases in chemistry materials. The decrease in our electronics and packaging market was partially offset by an increase in industry demand for PCB via drilling systems at PSD and an increase in the volume of chemistry materials at MSD.

Net service revenues consisted mainly of fees for services related to the maintenance and repair of our products, sales of spare parts, and installation and training. Net service revenues increased $40 million in 2024, compared to 2023, primarily due to an increase in net service revenues in our semiconductor market, mainly at VSD, and an increase of net service revenues in our electronics and packaging market, mainly at PSD and MSD.

Total international net revenues, including product and service, were $2.8 billion in 2024, compared to $2.7 billion in 2023.

The following table sets forth our net revenues by reportable segment:

Net Revenues

	Years Ended December 31,
(Dollars in millions)	2024	2023
Vacuum Solutions Division	$1,384	$1,440
Photonics Solutions Division	1,021	976
Materials Solutions Division	1,181	1,206
Total net revenues	$3,586	$3,622

Net revenues for our VSD segment decreased $56 million in 2024, compared to 2023, mainly due to a decrease in revenues from customers in the specialty industrial market, as a result of lower solar and general industrial sales, as well as a decrease in net revenues in the semiconductor market as a result of continued softened demand for semiconductor capital equipment in the deposition and etching tool markets for memory applications, particularly NAND.

Net revenues for our PSD segment increased $45 million in 2024, compared to 2023, primarily as a result of an increase in sales of our lithography, metrology and inspection products, that are a part of our World Class Optics portfolio, in our semiconductor market and an increase in industry demand for PCB via drilling systems in our electronics and packaging market.

Net revenues for our MSD segment decreased $25 million in 2024, compared to 2023, primarily due to lower equipment revenue in the electronics and packaging market, as customers postponed certain investment decisions, and a decrease in chemistry sales in specialty industrial markets, primarily due to lower palladium prices, which lower prices are passed through to our customers, and the negative impact of foreign exchange, partially offset by volume increases in chemistry materials.

The following table sets forth gross profit as a percentage of net revenues by product and service:

Gross Profit Excluding Amortization

	Years Ended December 31,		% Points
(As a percentage of net revenues)	2024	2023	Change
Product	46.8%	45.4%	1.4%
Service	53.3%	45.0%	8.3%
Total gross profit percentage	47.6%	45.3%	2.3%

Gross profit as a percentage of net product revenues increased by 1.4 percentage points in 2024, compared to 2023, primarily due to favorable product mix, higher factory utilization and lower excess and obsolete inventory charges, partially offset by higher warranty costs.

Gross profit as a percentage of net service revenues increased by 8.3 percentage points in 2024, compared to 2023, primarily due to favorable product mix and lower direct labor and overhead cost on repairs.

The following table sets forth gross profit as a percentage of net revenues by reportable segment:

Gross Profit Excluding Amortization

	Years Ended December 31,		% Points
(As a percentage of net revenues)	2024	2023	Change
Vacuum Solutions Division	42.9%	42.6%	0.3%
Photonics Solutions Division	44.9%	43.4%	1.5%
Materials Solutions Division	56.1%	51.4%	4.7%
Total gross profit percentage	47.6%	45.3%	2.3%

Gross profit as a percentage of net revenues for VSD increased in 2024, compared to 2023, primarily due to higher factory utilization and lower material costs, partially offset by unfavorable product mix, higher excess and obsolete inventory charges and higher warranty costs.

Gross profit as a percentage of net revenues for PSD increased in 2024, compared to 2023, primarily due to higher revenue volumes, lower excess and obsolete inventory charges and lower freight and duty costs, partially offset by unfavorable product mix.

Gross profit as a percentage of net revenues for MSD increased in 2024, compared to 2023, primarily due to lower palladium prices and favorable product mix, partially offset by higher warranty costs.

The above gross profit percentages by division exclude an immaterial amount of unallocated corporate expense included in the total gross profit percentage.

Research and Development

	Years Ended December 31,
(Dollars in millions)	2024	2023
Research and development	$271	$288

Research and development expenses decreased $17 million in 2024, compared to 2023, mainly due to decreases of $8 million in compensation-related costs, including salaries, fringe and variable compensation expenses, a decrease of $2 million in engineering consulting fees, and a decrease of $5 million of research and development credits and government assistance received in 2024.

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

Selling, General and Administrative

	Years Ended December 31,
(Dollars in millions)	2024	2023
Selling, general and administrative	$674	$675

Selling, general and administrative expenses decreased $1 million during 2024, compared to 2023, primarily due to a $20 million decrease in compensation-related costs, mainly related to salaries, fringe and variable compensation and a $14 million reduction in net costs mostly incurred in 2023 due to the ransomware event in February 2023. These savings were partially offset by increases of $14 million in information technology investments, $7 million in consulting and professional fees, $5 million in non-income related taxes, $2 million in lease expenses and $2 million in travel expenses.

Acquisition and Integration Costs

	Years Ended December 31,
(Dollars in millions)	2024	2023
Acquisition and integration costs	$9	$16

Acquisition and integration costs incurred during 2024 and 2023 were related to consulting and professional fees related to the acquisition of Atotech Limited (“Atotech”) in August 2022 (the “Atotech Acquisition”).

Restructuring and other

	Years Ended December 31,
(Dollars in millions)	2024	2023
Restructuring and other	$6	$20

Restructuring and other charges incurred in 2024 and 2023 were primarily related to severance costs as a result of global cost-saving initiatives.

Fees and expenses related to amendments to the Term Loan Facility

	Years Ended December 31,
(Dollars in millions)	2024	2023
Fees and expenses related to amendments to the Term Loan Facility	$5	$2

In 2024, we recorded fees and expenses related to (i) the Second Amendment to Credit Agreement, dated as of January 22, 2024, by and among us as parent borrower, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and each lender party thereto (the “Second Amendment”) and (ii) the Fourth Amendment to Credit Agreement, dated as of July 23, 2024, by and among us as parent borrower, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and each lender party thereto (the “Fourth Amendment”).

In 2023, we recorded fees and expenses related to the First Amendment to Credit Agreement, dated as of October 3, 2023, by and among us as parent borrower, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and each lender party thereto (the “First Amendment”).

Amortization of Intangible Assets

	Years Ended December 31,
(Dollars in millions)	2024	2023
Amortization of intangible assets	$245	$295

Amortization of intangible assets decreased $50 million in 2024, compared to 2023, primarily due to the backlog-related intangible assets related to MSD being fully amortized in 2023, and the write-off of completed technology at our ESB reporting unit of PSD in the second quarter of 2023.

Goodwill and Intangible Asset Impairments

	Years Ended December 31,
(Dollars in millions)	2024	2023
Goodwill and intangible asset impairments	—	$1,902

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

On October 31, 2024, we again performed our annual goodwill and intangible asset impairment assessment using a qualitative assessment for all of our reporting units. We determined that it was more likely than not that the fair values were more than the carrying values for each of the reporting units.

We will continue to monitor and evaluate the carrying value of goodwill and intangible assets. If market and economic conditions or business performance deteriorate, the likelihood that we would record an impairment charge would increase, which could materially and adversely affect our financial condition and operating results.

Gain on Sale of Long-Lived Assets

	Years Ended December 31,
(Dollars in millions)	2024	2023
Gain on sale of long-lived assets	—	$(2)

In 2023, we recorded a gain as a result of receiving cash from the sale of a minority interest investment in a private company.

Interest Expense, Net

	Years Ended December 31,
(Dollars in millions)	2024	2023
Interest expense, net	$263	$339

Interest expense, net, decreased by $76 million in 2024, compared to 2023, primarily as a result of the issuance of $1.4 billion of Convertible Notes (as defined and described further below under “Convertible Notes”) in May 2024, at a coupon rate of 1.25%, $1.2 billion of the proceeds of which were used to pay down our loans under the Term Loan Facility, which had an interest rate of approximately 7.8%. In addition in July 2024, we entered into the Fourth Amendment, which decreased the applicable margin for both the USD Tranche B and the EUR Tranche B (each as defined and described further below under “Credit Facilities”) by 0.25%. In addition, interest expense, net was lower in 2024 than 2023 as a result of the voluntary prepayments of $100 million in October 2023, $50 million in February 2024, $50 million in April 2024, $110 million in July 2024 and $216 million in October 2024, on loans under the Term Loan Facility.

Loss on extinguishment of debt

	Years Ended December 31,
(Dollars in millions)	2024	2023
Loss on extinguishment of debt	$57	$8

We recorded a loss on extinguishment of debt as a result of the acceleration of deferred financing and original issue discount costs associated with the Second Amendment in January 2024, Convertible Notes in May 2024 and Fourth Amendment in July 2024. In addition, we recorded a loss on extinguishment of debt as a result of the acceleration of deferred financing and original issue discount costs as a result of voluntary prepayments under the Term Loan Facility made in 2024, as described above.

In October 2023, in connection with the First Amendment and the voluntary prepayment of $100 million, we recorded a loss on extinguishment of debt as a result of the acceleration of deferred financing and original issue discount costs.

Other (Income) Expense, Net

	Years Ended December 31,
(Dollars in millions)	2024	2023
Other (income) expense, net	$(2)	$27

Other (income) expense, net, for 2024 and 2023 primarily relate to net foreign exchange and fair value gains and losses.

(Benefit) Provision for Income Taxes

	Years Ended December 31,
(Dollars in millions)	2024	2023
(Benefit) provision for income taxes	$(10)	$(87)

Our effective tax rates for 2024 and 2023 were (5.7)% and 4.5%, respectively. Our effective tax rate for 2024 was lower than the U.S. statutory tax rate, mainly due to the U.S. deduction for foreign derived intangible income (“FDII”) and valuation allowance release partially offset by the increase in withholding taxes.

Our effective tax rate for 2023 was lower than the U.S. statutory tax rate, mainly due to the impairment of goodwill and intangible assets.

As of December 31, 2024 and 2023, total gross unrecognized tax benefits, which excludes interest and penalties, was $94 million and $86 million, respectively. The net increase was primarily due to the addition of income tax reserves related to intercompany transactions.

We accrue interest and, if applicable, penalties for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. As of December 31, 2024 and 2023, we accrued interest on unrecognized tax benefits of approximately $8 million and $7 million, respectively.

Over the next 12 months, it is reasonably possible that we may recognize approximately $3 million of previously net unrecognized tax benefits, excluding interest and penalties, related to various U.S. federal, state and foreign tax positions, primarily due to the expiration of statutes of limitations.

We are subject to examination by U.S. federal, state and foreign tax authorities. The U.S. federal statute of limitations remains open for tax years 2020 through the present. The statute of limitations for our tax filings in other jurisdictions varies between fiscal years 2019 through the present. We also have certain prior year federal credit carryforwards and state tax loss and credit carryforwards that are subject to examination to the extent used in an open year.

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

The Organisation for Economic Co-operation and Development (“OECD”) and participating OECD member countries continue to work toward the enactment of a 15% global minimum corporate tax rate for large multinational enterprise groups, also known as "Pillar Two". Many of the participating countries have enacted legislation that became effective beginning in 2024, while other countries continue to work on defining the underlying rules and administrative procedures. Although the enacted and effective legislation in some countries was applicable to us as of January 1, 2024, and increased our effective income tax rate, the increase did not have a material impact on our overall results of operations or cash flows. We will continue to monitor and evaluate the impacts of the developing legislation.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2024 and 2023 totaled $714 million and $875 million, respectively. The primary driver of our current and anticipated future cash flows is, and we expect will continue to be, cash generated from operations, consisting primarily of our net income (loss), excluding non-cash charges and changes in operating assets and liabilities.

Our total cash and cash equivalents at December 31, 2024 consisted of $268 million held in the United States and $446 million held by our foreign subsidiaries. We believe that our current cash and investments position and available borrowing capacity, together with the cash anticipated to be generated from our operations, will be sufficient to satisfy our estimated working capital, planned capital expenditure requirements, payments of debt, and any future cash dividends declared by our Board of Directors or share repurchases through at least the next 12 months and the foreseeable future.

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

Net cash provided by operating activities was $528 million for 2024 and resulted from net income of $190 million, which included non-cash charges of $334 million, offset by a net decrease in working capital of $4 million. The net decrease in working capital was primarily due to an increase in income taxes payable of $49 million, an increase in accounts payable of $21 million, a decrease in other current and non-current assets of $25 million, primarily related to a decrease in right of use assets, and a decrease in inventory of $20 million. This net decrease in working capital was partially offset by a decrease in other current and non-current liabilities of $43 million, a decrease in current and non-current accrued compensation of $32 million as a result of lower variable compensation and an increase in accounts receivable of $36 million.

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

Net cash used in investing activities was $117 million for 2024, consisting primarily of $118 million in capital expenditures.

Net cash used in investing activities was $84 million for 2023, consisting primarily of $87 million in capital expenditures, offset by $3 million in proceeds from the sale of long-lived assets.

Net cash used in financing activities was $549 million for 2024, primarily due to net proceeds from the issuance of Convertible Notes of $1.4 billion and incremental loans under the Term Loan Facility in an aggregate principal amount of $761 million. The proceeds of the incremental loans under the Term Loan Facility were used in part to prepay the USD Tranche A term loans outstanding under the Amended Credit Agreement (as defined and described further below under “Credit Facilities”) in full in an aggregate principal amount of $744 million, and the proceeds of the Convertible Notes were used in part to prepay a portion of the USD Tranche B loans in an aggregate principal amount of $1.2 billion. In addition, there were normal quarterly debt payments and voluntary prepayments that totaled $476 million. We also made payments of $167 million to purchase a capped call option related to the Convertible Notes, $33 million for debt financing costs and $59 million for dividends.

Net cash used in financing activities was $259 million for 2023, primarily due to $403 million of payments on our Term Loan Facility and $59 million of dividend payments, partially offset by $216 million in proceeds from our Term Loan Facility.

Holders of our common stock are entitled to receive dividends when and if they are declared by our Board of Directors. For the years ended December 31, 2024 and 2023, we paid cash dividends of $59 million in the aggregate or $0.88 per share, respectively. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of our Board of Directors.

On February 10, 2025, our Board of Directors declared a quarterly cash dividend of $0.22 per share to be paid on March 7, 2025 to shareholders of record as of February 24, 2025.

Credit Facilities

In connection with the completion of the Atotech Acquisition, on August 17, 2022 (the “Effective Date”) we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, Barclays Bank PLC, and the lenders from time to time party thereto, which we have amended several times since (as amended, the “Amended Credit Agreement”). As of December 31, 2024, the Amended Credit Agreement provided for (i) a senior secured term loan facility comprised of two tranches: a $2.6 billion loan (the “USD Tranche B”) and a €596 million loan (the “Euro Tranche B” and together with the USD Tranche B, the “Term Loan Facility”) and (ii) a senior secured revolving credit facility of $675 million (the “Revolving Facility” and, together with the Term Loan Facility, the “Credit Facilities”), with the commitments under each of the foregoing facilities subject to increase from time to time subject to certain conditions.

As of December 31, 2024, borrowings under the Credit Facilities bore interest at a rate per annum equal to, at our option, any of the following, plus, in each case, an applicable margin: (a) with respect to the USD Tranche B and the Revolving Facility, (x) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the prime rate quoted in The Wall Street Journal, or (3) a forward-looking term rate based on the variable secured overnight financing rate (“Term SOFR”) (plus an applicable credit spread adjustment) for an interest period of one month, plus 1.00%, and (y) a Term SOFR rate (plus an applicable credit spread adjustment) for the interest period relevant to such borrowing, subject to a rate floor of (I) with respect to the USD Tranche B, 0.50% and (II) with respect to the Revolving Facility, 0.0%; and (b) with respect to the Euro Tranche B, a Euro Interbank Offered Rate (“EURIBOR”) rate determined by reference to the costs of funds for Euro deposits for the interest period relevant to such borrowing adjusted for certain additional costs, subject to a EURIBOR rate floor of 0.0%. As of December 31, 2024, the applicable margins for borrowings under the Credit Facilities were (i) under the USD Tranche B and the Revolving

Facility, 1.25% with respect to base rate borrowings and 2.25% with respect to Term SOFR borrowings and (ii) under the Euro Tranche B, 2.75%.

In addition to paying interest on outstanding principal under the Credit Facilities, we are required to pay a commitment fee in respect of the unutilized commitments under the Revolving Facility. The commitment fee is subject to adjustment based on our first lien net leverage ratio as of the end of the preceding fiscal quarter. We must also pay customary letter of credit fees and agency fees. As of December 31, 2024, the commitment fee was 0.25% per annum, representing a downward adjustment from 0.375% as of June 30, 2024.

As of December 31, 2024, the principal outstanding on the Term Loan Facility was $3.2 billion, and the weighted average interest rate was 6.4%. The Revolving Facility has a maturity date in August 2027 while the USD Tranche B and Euro Tranche B have a maturity date in August 2029. As of December 31, 2024, there were no borrowings under the Revolving Facility.

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

We may voluntarily prepay, and have voluntarily repaid, outstanding loans under the Credit Facilities from time to time, subject to certain conditions, without premium or penalty other than customary “breakage” costs with respect to Term SOFR or EURIBOR loans and any prepayment premium that might be applicable to repayments we make prior to July 24, 2025. Additionally, we may voluntarily reduce the unutilized portion of the commitment amount under the Revolving Facility.

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

The Amended Credit Agreement contains customary representations and warranties, covenants and provisions relating to events of default. As of December 31, 2024, we were in compliance with all covenants under the Amended Credit Agreement. The USD Tranche B and the Euro Tranche B are not subject to financial maintenance covenants.

2025 Amendments and Prepayment of Credit Facilities

On January 24, 2025 (the “Fifth Amendment Effective Date”), we entered into the Fifth Amendment to Credit Agreement (the “Fifth Amendment”). Pursuant to the Fifth Amendment, we (i) refinanced our existing USD Tranche B loan and Euro Tranche B loan with a new $2.5 billion USD Tranche B loan and a new €596 million Euro Tranche B loan, (ii) decreased the applicable margin for the USD Tranche B from 2.25% to 2.00% with respect to Term SOFR borrowings and from 1.25% to 1.00% with respect to base rate borrowings, (iii) decreased the applicable margin for the Euro Tranche B from 2.75% to 2.50% and (iv) extended the period during which a 1.00% prepayment premium may be required if we prepay any loans under the USD Tranche B or the Euro Tranche B in connection with a repricing transaction until the date that is six months following the Fifth Amendment Effective Date. The repriced USD Tranche B loan and Euro Tranche B loan were issued without original issue discount. In connection with the execution of the Fifth Amendment, we paid customary fees and expenses to JPMorgan Chase Bank, N.A.

On January 24, 2025, concurrently with the effectiveness of the Fifth Amendment, we made a voluntary prepayment of $100 million principal amount to the USD Tranche B loan, reducing the principal from $2.6 billion to $2.5 billion.

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

As of December 31, 2024, the Convertible Notes are classified as a long-term liability, net of issuances costs, on the consolidated balance sheet. The Convertible Notes were issued at par and costs associated with the issuance of the Convertible Notes are amortized to interest expense over the contractual term of the Convertible Notes. As of December 31, 2024, the effective interest rate of the Convertible Notes was 1.56%.

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

Lines of Credit and Borrowing Arrangements

Certain of our Japanese subsidiaries have lines of credit and a financing facility with various financial institutions, many of which generally expire and are renewed at three-month intervals with the remaining having no expiration date. The lines of credit and financing facility provided for aggregate borrowings as of December 31, 2024 and December 31, 2023 of up to an equivalent of $19 million and $14 million, respectively. There were no borrowings outstanding under these arrangements at December 31, 2024 or December 31, 2023.

Derivatives

We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments and those utilized as economic hedges. We operate internationally, and in the normal course of business, are exposed to fluctuations in interest rates and foreign exchange rates. These fluctuations can increase the costs of financing, investing, and operating the business. We have used derivative instruments, such as foreign exchange forward contracts, options, and net investment hedges, to manage certain foreign currency exposure, and interest rate swaps and caps to manage certain interest rate exposure. We do not enter into derivative instruments for trading or speculative purposes.

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

Interest Rate Swap and Interest Rate Cap Agreements

We have various interest rate swap agreements maturing through January 31, 2029 that exchange a one-month forward-looking term rate based on Term SOFR paid on the outstanding balance of our USD Term Loan Facility, to a fixed rate. The notional value of the agreements was $2,600 million and $2,300 million as of December 31, 2024 and December 31, 2023, respectively. We acquired USD London Interbank Offered Rate (“USD LIBOR”) based interest rate cap agreements as a result of the Atotech Acquisition and had utilized these agreements to offset Term SOFR on our Term Loan Facility. The notional value of the agreements was $700 million as of December 31, 2023 and expired on January 31, 2024. Effective June 30, 2023, our USD LIBOR based interest rate caps were converted to Term SOFR. We also had two USD LIBOR based swaps that were converted to Term SOFR, effective June 30, 2023. The conversions from USD LIBOR to Term SOFR did not have a material impact on our results of operations.

The interest rate swaps are recorded at fair value on the consolidated balance sheets and changes in the fair value are recognized in OCI. To the extent these arrangements are no longer effective hedges, the hedging relationship will be discontinued and changes in the fair value of the hedging instruments from the last assessment period that were effective up to the current period will be recorded immediately in earnings. Amounts previously recorded in OCI will remain in OCI and will be reclassified to earnings when the interest payments impact consolidated earnings. If we determine that the interest payments are unlikely to occur, amounts previously recorded in OCI will be reclassified to earnings immediately. Changes in the fair value of interest rate caps were recorded immediately in earnings, as we did not designate these instruments as hedges and therefore these instruments did not qualify for hedge accounting. There was a benefit on these derivatives of $3 million in 2023 and there was no net impact on these derivatives in 2024. The cash flows resulting from interest rate agreements are classified in cash flows from operating activities. We expect a gain of approximately $17 million to be reclassified from accumulated OCI into interest expense during the twelve months ending December 31, 2025 related to interest rate swaps.

Foreign Exchange Forward Contracts

We hedge a portion of our forecasted foreign currency denominated intercompany sales of inventory, over a maximum period of twenty-four months, using foreign exchange forward contracts accounted for as cash-flow hedges. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, and otherwise meet the hedge accounting criteria, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated OCI in stockholders’ equity. These changes in fair value will subsequently be reclassified into earnings, as applicable, when the forecasted transaction occurs. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded immediately in earnings in the period it occurs. The cash flows resulting from foreign exchange forward contracts are classified in the consolidated statements of cash flows as part of cash flows from operating activities.

We also enter into foreign exchange forward contracts to hedge against certain monetary asset and liability accounts on the consolidated balance sheet to mitigate the risk associated with certain foreign currency transactions in the ordinary course of business. These derivatives are not designated as cash flow hedging instruments and gains or losses from these derivatives are recorded immediately in other (income) expense, net. The net foreign exchange gain on these derivatives was $1 million in 2024, compared to a loss of $4 million in 2023. The cash flows resulting from foreign exchange forward contracts are classified in our consolidated statements of cash flows as part of cash flows from operating activities.

We had foreign exchange forward contracts designated as cash flow hedges with notional amounts totaling $74 million and $178 million outstanding at December 31, 2024 and at December 31, 2023, respectively, with the Japanese yen and the South Korean won being the largest notional contracts in both periods. We had foreign exchange forward contracts not designated as hedging instruments with notional amounts totaling $154 million and $155 million outstanding at December 31, 2024 and at December 31, 2023, respectively. The British pound and Chinese yuan were the largest notional contracts for 2024, and the Euro and British pound were the largest notional contracts for 2023 for balance sheet hedges not designated as a hedging instrument.

As of December 31, 2024, the unrealized gain that will be reclassified from accumulated OCI to cost of revenues over the next twelve months is approximately $7 million. Gains and losses on foreign exchange forward contracts that qualify for hedge accounting are classified in cost of products in 2024 and 2023 and totaled gains of $6 million and $7 million, respectively. There were no ineffective portions of the derivatives recorded in 2024 and 2023.

Net Investment Hedge

We have designated certain Euro-denominated debt as a net investment hedge to hedge a portion of our net investments in certain of our entities with functional currencies denominated in the Euro. As of December 31, 2024, we designated as a net investment hedge €596 million in aggregate principal amount of our Euro Tranche B loan. For these nonderivative instruments, we defer recognition of the foreign currency remeasurement gains and losses within the foreign currency translation adjustment component of OCI.

Contractual Obligations

As of December 31, 2024, we are a party to purchase commitments for certain inventory components and other equipment and services used in our normal operations totaling approximately $544 million. The majority of these purchase commitments covered by these arrangements are for periods of less than one year.

In addition, we have various operating leases for real estate and non-real estate items. The non-real estate leases are mainly comprised of automobiles but also include office equipment and other lower-valued items. We also have a small number of finance leases for real estate.

Future payments related to operating and finance leases are as follows:

(Dollars in millions)	Operating	Finance
Year Ending December 31,	Leases	Leases
2025	33	7
2026	30	5
2027	26	3
2028	19	2
2029	18	2
Thereafter	133	19
Total lease payments	259	38
Less: imputed interest	46	9
Total lease liabilities	$213	$29

Contractual maturities of our debt obligations as of December 31, 2024 are as follows:

(Dollars in millions)
Year	Amount
2025	$50
2026	50
2027	50
2028	50
2029	3,049
Thereafter	1,400

We have a number of defined benefit pension plans, which cover some of our employees outside the United States. As of December 31, 2024, our estimated benefit payments over the next 10 years amount to $80 million. The majority of the benefit payments covered by these arrangements occurs after 2029.

Recent Accounting Pronouncements

Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (“PBE”) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. We are currently evaluating the impact on the consolidated financial statement disclosures; however, adoption will not impact our consolidated balance sheets, cash flows or income statements.

Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to financial statements. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact on the consolidated financial statement disclosures; however, adoption will not impact our consolidated balance sheets, cash flows or income statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk and Sensitivity Analysis

Our primary exposures to market risks include fluctuations in interest rates on our Term Loan Facility, as defined and as described further in Item 7 of this Annual Report on Form 10-K, as well as fluctuations in foreign currency exchange rates.

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

We had foreign exchange forward contracts designated as cash flow hedges with notional amounts totaling $74 million and $178 million outstanding at December 31, 2024 and December 31, 2023, respectively, with the Japanese yen and the South Korean won being the largest notional contracts in both periods. We had foreign exchange forward contracts not designated as hedging instruments with notional amounts totaling $154 million and $155 million outstanding at December 31, 2024 and December 31, 2023, respectively. For 2024, the British pound and Chinese yuan were the largest notional contracts and for 2023 the Euro and British pound were the largest notional contracts for balance sheet hedges not designated as a hedging instrument. The potential fair value loss for a hypothetical 10% adverse change in the currency exchange rate on our foreign exchange forward contracts at December 31, 2024 and 2023 would be immaterial.

We designated certain Euro-denominated debt as a net investment hedge to hedge a portion of our net investments in certain of our entities with functional currencies denominated in the Euro. As of December 31, 2024, we designated as a net investment hedge €596 million in aggregate principal amount of our Euro Tranche B loan. For these nonderivative instruments, we defer recognition of the foreign currency remeasurement gains and losses within the foreign currency translation adjustment component of OCI.

Interest Rate Risk

We hold our cash and cash equivalents for working capital purposes. Some of the cash equivalents are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of such cash equivalents to fluctuate. To minimize this risk, we maintain a portion of our portfolio of cash and cash equivalents in money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our cash equivalents as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. The effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our operating results or the total fair value of our portfolio.

We have various interest rate swap agreements as described further in “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Derivatives” that exchange the one-month Term SOFR interest rate to a fixed rate in order to manage the exposure to interest rate fluctuations associated with the variable Term SOFR interest rate paid on the outstanding balance of the Term Loan Facility.

We are exposed to market risks related to fluctuations in interest rates related to our Term Loan Facility. As of December 31, 2024, the principal outstanding on our Term Loan Facility was $3.2 billion, at a weighted average interest rate of 6.4%. A 10% increase or decrease in the weighted average interest rate as of December 31, 2024 would increase or decrease annual interest expense by approximately $13 million, excluding the effect of our interest rate hedges. Because the notional amount of our interest rate hedges as of December 31, 2024 equaled approximately 91% of the principal outstanding on our Term Loan Facility, the resulting net impact to interest expense would be approximately $4 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MKS Instruments, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MKS Instruments, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2024 appearing after Item 16 (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Certain Product Revenue

As described in Note 3 to the consolidated financial statements, revenue is recognized when or as obligations under the terms of a contract with a customer have been satisfied by the Company and control has transferred to the customer. The majority of the Company’s performance obligations, and associated revenue, are transferred to customers at a point in time, generally upon shipment of a product to the customer or receipt of the product by the customer and without significant judgments. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. The Company’s total net product revenue was $3.1 billion for the year ended December 31, 2024, of which a majority relates to certain product revenue.

The principal consideration for our determination that performing procedures relating to revenue recognition for certain product revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition for certain product revenue.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of revenue for certain product revenue at the consideration once control passes to the customer. These procedures also included, among others (i) testing revenue recognized for a sample of certain product revenue transactions by obtaining and inspecting source documents, such as purchase orders, invoices, and proof of shipment or delivery; (ii) testing revenue recognized for a sample of certain product revenue transactions before and after period end by obtaining and inspecting source documents, such as purchase orders, invoices and proof of shipment or delivery; and (iii) confirming a sample of outstanding customer invoice balances as of December 31, 2024 and, for confirmations not returned, obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment or delivery, and subsequent cash receipts

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 25, 2025

We have served as the Company’s auditor since 1981.

MKS Instruments, Inc.

Consolidated Balance Sheets

(in millions, except per share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$714	$875
Trade accounts receivable, net of allowance for doubtful accounts of $5 and $6 at December 31, 2024 and 2023, respectively	615	603
Inventories	893	991
Other current assets	252	227
Total current assets	2,474	2,696

Property, plant and equipment, net	771	784
Right-of-use assets	238	225
Goodwill	2,479	2,554
Intangible assets, net	2,272	2,619
Other assets	356	240
Total assets	$8,590	$9,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$50	$93
Accounts payable	341	327
Other current liabilities	384	428
Total current liabilities	775	848

Long-term debt, net	4,488	4,696
Non-current deferred taxes	504	640
Non-current accrued compensation	141	151
Non-current lease liabilities	211	205
Other non-current liabilities	149	106
Total liabilities	6,268	6,646
Commitments and contingencies (Note 23)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 200 shares authorized; 67.4 and 66.9 shares issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Additional paid-in capital	2,067	2,195
Retained earnings	503	373
Accumulated other comprehensive loss	(248)	(96)
Total stockholders’ equity	2,322	2,472
Total liabilities and stockholders' equity	$8,590	$9,118

The accompanying notes are an integral part of the Consolidated Financial Statements.

MKS Instruments, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in millions, except per share data)

	Years Ended December 31,
	2024	2023	2022
Net revenues:
Products	$3,124	$3,200	$3,119
Services	462	422	428
Total net revenues	3,586	3,622	3,547
Cost of revenues:
Products	1,662	1,748	1,774
Services	216	232	226
Total cost of revenues (exclusive of amortization shown separately below)	1,878	1,980	2,000
Gross profit	1,708	1,642	1,547
Research and development	271	288	241
Selling, general and administrative	674	675	488
Acquisition and integration costs	9	16	52
Restructuring and other	6	20	10
Fees and expenses related to repricing of Term Loan Facility	5	2	—
Amortization of intangible assets	245	295	146
Goodwill and intangible asset impairments	—	1,902	—
Gain on sale of long-lived assets	—	(2)	(7)
Income (loss) from operations	498	(1,554)	617
Interest income	(21)	(17)	(4)
Interest expense	284	356	177
Loss on extinguishment of debt	57	8	—
Other (income) expense, net	(2)	27	11
Income (loss) before income taxes	180	(1,928)	433
(Benefit) provision for income taxes	(10)	(87)	100
Net income (loss)	$190	$(1,841)	$333
Other comprehensive income (loss), net of tax:
Changes in value of financial instruments designated as cash flow hedges	$(1)	$(24)	$50
Foreign currency translation adjustments	(213)	(83)	18
Change in net investment hedge	36	(25)	—
Unrecognized pension gain (loss)	3	(9)	12
Unrealized loss on investments	23	(23)	—
Total comprehensive income (loss)	$38	$(2,005)	$413
Net income (loss) per share:
Basic	$2.82	$(27.54)	$5.57
Diluted	$2.81	$(27.54)	$5.56
Weighted average common shares outstanding:
Basic	67.3	66.8	59.7
Diluted	67.6	66.8	59.9

The accompanying notes are an integral part of the Consolidated Financial Statements.

MKS Instruments, Inc.

Consolidated Statements of Stockholders’ Equity

(in millions, except per share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance at December 31, 2021	55.5	$0.1	$907	$1,991	$(11)	$2,887
Net issuance under stock-based plans	0.4		5			5
Shares issued for Atotech Acquisition	10.7		1,186			1,186
Stock-based compensation			45			45
Cash dividend ($0.88 per common share)				(52)		(52)
Comprehensive income (net of tax):						—
Net income				333		333
Other comprehensive income					80	80
Balance at December 31, 2022	66.6	0.1	2,142	2,272	69	4,483
Net issuance under stock-based plans	0.3		(1)			(1)
Stock-based compensation			54			54
Cash dividend ($0.88 per common share)				(59)		(59)
Comprehensive loss (net of tax):						—
Net loss				(1,841)		(1,841)
Other comprehensive loss					(164)	(164)
Balance at December 31, 2023	66.9	0.1	2,195	373	(96)	2,472
Net issuance under stock-based plans	0.5		(9)			(9)
Stock-based compensation			48			48
Purchase of capped calls related to Convertible Notes			(167)			(167)
Cash dividend ($0.88 per common share)				(59)		(59)
Comprehensive income (loss) (net of tax):						—
Net income				190		190
Other comprehensive loss					(152)	(152)
Balance at December 31, 2024	67.4	$0.1	$2,067	$503	$(248)	$2,322

The accompanying notes are an integral part of the Consolidated Financial Statements.

MKS Instruments, Inc.

Consolidated Statements of Cash Flows

(in millions)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$190	$(1,841)	$333
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	348	397	216
Amortization of inventory step-up to fair value	—	—	52
Goodwill and intangible asset impairments	—	1,902	—
Unrealized loss (gain) on foreign currency and derivative instruments	13	32	13
Amortization of debt issuance costs and original issue discount	30	33	56
Loss on extinguishment of debt	57	8	—
Gain on sale of long-lived assets	—	(2)	(7)
Stock-based compensation	48	54	45
Provision for excess and obsolete inventory	56	64	21
Deferred income taxes	(226)	(234)	(46)
Other	8	5	3
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Trade accounts receivable	(36)	114	(4)
Inventories	20	(76)	(236)
Other current and non-current assets	25	50	28
Accounts payable	21	(99)	61
Current and non-current accrued compensation	(32)	(5)	(31)
Income taxes payable	49	(64)	19
Other current and non-current liabilities	(43)	(19)	6
Net cash provided by operating activities	528	319	529
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	—	(4,473)
Purchases of investments	—	—	(1)
Maturities of investments	—	—	77
Proceeds from sale of long-lived assets	1	3	9
Purchases of property, plant and equipment	(118)	(87)	(164)
Net cash used in investing activities	(117)	(84)	(4,552)
Cash flows from financing activities:
Proceeds from borrowing	2,161	216	5,237
Payments of borrowings	(2,427)	(403)	(962)
Purchase of capped calls related to Convertible Notes	(167)	—	—
Payments of deferred financing fees	(33)	(9)	(249)
Dividend payments	(59)	(59)	(52)
Net payments related to employee stock awards	(9)	(1)	(1)
Other financing activities	(15)	(3)	(2)
Net cash (used in) provided by financing activities	(549)	(259)	3,971
Effect of exchange rate changes on cash and cash equivalents	(23)	(10)	(5)
Decrease in cash and cash equivalents	(161)	(34)	(57)
Cash and cash equivalents at beginning of period	875	909	966
Cash and cash equivalents at end of period	$714	$875	$909
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$268	$305	$110
Income taxes	$145	$180	$133

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

The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventory valuation, warranty costs, pension plan valuations, stock-based compensation expense, intangible assets, goodwill, long-lived assets, income taxes and derivatives. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As a result of rounding, there may be immaterial differences in amounts presented and certain calculations may not sum to the total number expressed in each category or tie to a corresponding schedule.

The Company has three reportable segments: the Vacuum Solutions Division (“VSD”), the Photonics Solutions Division (“PSD”) and the Materials Solutions Division (“MSD”) as described in Note 21. During the quarter ended March 31, 2024, the Company moved its Optical Sensing Products (“OSP”) product line from the PSD segment to the VSD segment. The purpose of this realignment was to group the OSP products with related semiconductor products within the VSD segment. Prior periods have been recast to reflect this change.

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
•
Allocate the transaction price to performance obligations in the contract
•
Recognize revenue when or as the Company satisfies a performance obligation

Revenue is recognized when or as obligations under the terms of a contract with a customer have been satisfied and control has transferred to the customer. The majority of the Company’s performance obligations, and associated revenue,

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

are transferred to customers at a point in time, generally upon shipment of a product to the customer or receipt of the product by the customer and without significant judgments. The Company recognizes revenue over time for contracts relating to the manufacturing, modifications and retrofits of its plating equipment, as the equipment is built to customer specification, and the Company has an enforceable right to payment for the performance completed to date. For these sales, the Company uses the cost-to-cost input method to measure progress. In cases, where cost-to-cost is not proportionate to its progress in satisfying the performance obligation because of uninstalled materials, the Company adjusts the measure of progress and recognizes revenue to the extent of cost incurred to satisfy the performance obligation under the contract. Revenue from customized products with no alternative future use to the Company, and that have an enforceable right to payment for performance completed to date, is also recorded over time. The Company considers this to be a faithful depiction of the transfer to the customer of revenue over time as the work is performed or service is delivered. Adjustments for custom products were not material for 2024, 2023 or 2022.

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

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Performance obligations promised in a contract are identified based on the products or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the product or service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the product or service is separately identifiable from other promises in the contract. Sales tax, value add tax, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. The Company’s normal payment terms are generally 30 to 60 days but vary by the type and location of its customers and the products or services offered. The time between invoicing and when payment is due is not significant. For certain products and services and customer types, the Company requires payment before the products are delivered to, or the services are performed for, the customer. None of the Company’s contracts in each of the periods presented contained a significant financing component.

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

The Company’s standard assurance warranty period is normally 12 to 24 months. The Company sells separately priced service contracts and extended warranty contracts related to certain of its products, in particular related to its plating and laser-based products. The separately priced contracts generally range from 12 to 60 months. The Company normally receives payment at the inception of the contract and recognizes revenue over the term of the agreement in proportion to the costs expected to be incurred in satisfying the obligations under the contract. The Company has elected to use the practical expedient related to disclosing the remaining performance obligations as of December 31, 2024 and 2023, as the majority have a duration of less than one year.

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

Research and Development

Research and development costs are expensed as incurred and consist mainly of compensation-related expenses and project materials. The Company’s research and development efforts include numerous projects, which generally have a duration of 3 to 36 months. Acquired in-process research and development (“IPR&D”) expenses, if acquired in a business combination, are capitalized at fair value as an intangible asset until the related project is completed and are then amortized over the estimated useful life of the product. The Company monitors projects and, if they are abandoned, writes them off.

Advertising Costs

Advertising costs are expensed as incurred and were immaterial in 2024, 2023 and 2022.

Leases

The Company accounts for leases under ASC Topic 842, “Leases” (“ASC Topic 842”). Under ASC Topic 842, a contract is or contains a lease when the Company has the right to control the use of the identified asset. The Company determines if an arrangement is a lease at inception of the contract, which is the date on which the terms of the contract are agreed to, and the agreement creates enforceable rights and obligations. The commencement date of the lease is the date that the lessor makes an underlying asset available for use.

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

The Company’s contracts often include non-lease components such as common area maintenance. MKS has elected the practical expedient to account for the lease and non-lease components as a single lease component. For leases with a term of one year or less the Company has elected not to record the lease asset or liability. The lease payments are recognized in the consolidated statements of operations and comprehensive income (loss) on a straight-line basis over the lease term. The Company includes lease costs within cost of revenues and operating expenses.

Stock-Based Compensation

The accounting for share-based compensation expense requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors based on estimated fair values. Stock-based

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

awards include (i) time-based restricted stock units (“RSUs”), (ii) performance-based RSUs based on the achievement of adjusted EBITDA targets (the “Adjusted EBITDA RSUs”), (iii) performance-based RSUs based on the Company’s total shareholder return relative to a group of peers over a three-year performance period (the “rTSR RSUs”) and (iv) employee stock purchase plan rights. For RSUs, the fair value is measured on the date of grant and expensed normally over a three-year period. The Company does not include a forfeiture rate in the fair value measurement at the date of grant. The Company determines the fair value of time-based RSUs based on the closing market price of the Company’s common stock on the date of the award. The Company determines the original fair value of Adjusted EBITDA RSUs based upon the closing market price of the Company’s stock on the date of the award and adjusts the fair value quarterly during the first year based upon actual and forecasted results against Adjusted EBITDA targets. The Company estimates the fair value of rTSR RSUs using the Monte Carlo simulation model, which requires the use of highly subjective and complex assumptions, including the price volatility of the underlying stock. Such values are recognized as expense on a straight-line basis for time-based awards and rTSR RSUs and using the accelerated graded vesting method for Adjusted EBITDA RSUs, all over the requisite service periods.

The Company also provides certain employees with the opportunity to purchase shares through its 2014 Employee Stock Purchase Plan (“2014 ESPP”). The Company estimates the fair value of employee stock purchase plan rights using the Black-Scholes model which incorporates a number of complex and subjective variables, including expected stock price volatility over the term of the awards, expected life, risk-free interest rate and expected dividends. Management determined that blended volatility, a combination of historical and implied volatility, is more reflective of market conditions and a better indicator of expected volatility than historical or implied volatility alone.

The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, stock-based compensation expense could be materially different in the future.

Accumulated Other Comprehensive Income (Loss)

For foreign subsidiaries where the functional currency is the local currency, assets and liabilities are translated into U.S. dollars at the current exchange rate on the consolidated balance sheets date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded to Other Comprehensive Income (Loss) (“OCI”). There were translation adjustment losses included in accumulated OCI, net of taxes, of $292 and $79, as of December 31, 2024 and 2023, respectively. Unrealized gains and losses on securities classified as available-for-sale and unrecognized pension gains and losses are included in accumulated OCI in consolidated stockholders’ equity. For derivative instruments designated as cash-flow hedges and interest rate swap hedges, the effective portion of the derivative’s gain (loss) is initially reported as a component of OCI and is subsequently recognized in earnings, upon reclassification from accumulated OCI. There were derivative gains included in accumulated OCI, net of taxes, of $30 and $31, as of December 31, 2024 and 2023, respectively. The related tax effects of these OCI items are recorded in income tax expense within the statement of income, upon reclassification from accumulated OCI.

Net Income (Loss) Per Share

Basic net income (loss) per share is based on the weighted average number of common shares outstanding and diluted net income (loss) per share is based on the weighted average number of common shares outstanding and all potential dilutive common equivalent shares outstanding. The dilutive effect of equity awards is determined under the treasury stock method using the average market price for the period. Common equivalent shares are included in the per share calculations when the effect of their inclusion would be dilutive. In periods in which a net loss is recognized, common equivalent shares are not included as they are antidilutive.

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

During 2024, 2023 and 2022, approximately 42%, 41%, and 58% of the Company’s net revenues, respectively, were from sales to customers in the semiconductor market. No single customer represented greater than 10% of the Company’s accounts receivable balance as of December 31, 2024 or 2023.

Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined using a standard costing system that approximates actual cost, based on a first-in, first-out method. The Company regularly reviews inventory quantities on hand and records a provision to write-down excess and obsolete inventory to its estimated net realizable value, if less than cost, based primarily on its estimated forecast of product demand. Once the Company’s inventory value is written-down and a new cost basis has been established, the inventory value is not increased due to demand increases.

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

Depreciation is provided on the straight-line method over the estimated useful lives of ten to fifty years for buildings and building improvements, and three to fifteen years for machinery and equipment, furniture and fixtures, office equipment and software. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the leased asset.

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

Intangible Assets

Intangible assets resulting from the acquisitions of businesses are estimated by management based on the fair value of assets acquired. These include acquired customer lists, completed technology, patents, trademarks, trade names, backlog and IPR&D. Definite-lived intangible assets, other than IPR&D, are amortized from one to eighteen years on a straight-line basis, which represents the estimated periods of benefit and the expected pattern of consumption. IPR&D is not subject to amortization until reclassification into completed technology. Upon completion of a project, the Company expects the corresponding IPR&D intangible assets to be amortized over an estimated useful life of eight to nine years. Indefinite-lived intangible assets, such as trade names, are not amortized; they are subject to annual impairment testing as well as testing upon the occurrence of any event that indicates a potential impairment.

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

Foreign Exchange

The functional currency of the majority of the Company’s foreign subsidiaries is the applicable local currency. For those subsidiaries, assets and liabilities are translated to U.S. dollars at year-end exchange rates. Income and expense accounts are translated at the average exchange rates prevailing during the year. The resulting translation adjustments are included in OCI in consolidated stockholders’ equity. Foreign exchange transaction gains and losses are classified in other (income) expense, net in the statement of operations and comprehensive income (loss).

Net foreign exchange losses resulting from re-measurement were $0, $30, and $5 for the years ended December 31, 2024, 2023, and 2022, respectively, and are included in other (income) expense, net. These amounts do not reflect the corresponding gain (loss) from foreign exchange forward contracts, which are included in cost of sales. See Note 8 regarding foreign exchange forward contracts.

Employee Benefit Plans

The majority of the Company’s employees participate in defined contribution plans, whereby the Company, at its discretion, makes certain matching contributions based on participating employees’ annual contribution to the plan and their total compensation.

The Company also has defined benefit retirement plans at certain of its foreign subsidiaries. The majority of these defined benefit plans are frozen and do not allow new employees to join the plan. The Company accounts for these plans based on the provisions of ASC Topic 715, “Compensation-Retirement Benefits.” Some of the key assumptions used to calculate the pension expense and projected benefit obligation include the discount rate, rate of forecasted salary increases, the expected long-term rate of return on plan assets and expected mortality. The obligation for these claims and the related periodic costs are measured using actuarial techniques and assumptions. Actuarial gains and losses are deferred and amortized over future periods.

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

(4)
Recent Accounting Pronouncements

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide certain interim periods disclosures that are currently only required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”). ASU 2023-07 does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. A public entity should apply the amendments in ASU 2023-07 retrospectively to all prior periods presented in the financial statements. The Company adopted this standard during fiscal year 2024. The adoption of this standard only impacts disclosures and did not have a material impact on the Company’s consolidated financial statements.

Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which focuses on the rate reconciliation and income taxes paid. ASU 2023-09 requires a public business entity (“PBE”) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. The Company is currently evaluating the impact on its consolidated financial statement disclosures; however, adoption will not impact its consolidated balance sheets, cash flows or income statements.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to financial statements. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statement disclosures; however, adoption will not impact its consolidated balance sheets, cash flows or income statements.

(5)
Revenue from Contracts with Customers

Contract assets as of December 31, 2024 and 2023 were $30 and $26, respectively. A roll forward of the Company’s deferred revenue and customer advances is as follows:

	2024	2023
Beginning balance, January 1(1)	$79	$96
Additions to deferred revenue and customer advances	134	167
Amount of deferred revenue and customer advances recognized in income	(140)	(184)
Ending balance, December 31(2)	$73	$79

(1)
Beginning deferred revenue and customer advances as of January 1, 2024 included $77 of current deferred revenue and customer advances, and $2 of long-term deferred revenue. Beginning deferred revenue and customer advances as of January 1, 2023 included $94 of current deferred revenue and customer advances, and $2 of long-term deferred revenue. The majority of the beginning balance in 2024 and 2023 was recognized in each year.
(2)
Ending deferred revenue and customer advances as of December 31, 2024 included $71 of current deferred revenue and customer advances, and $2 of long-term deferred revenue. Ending deferred revenue and customer advances as of December 31, 2023 included $77 of current deferred revenue and customer advances, and $2 of long-term deferred revenue.

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

	Years Ended December 31,
	2024	2023	2022
Semiconductor	$1,498	$1,479	$2,041
Electronics and Packaging	922	916	541
Specialty Industrial	1,166	1,227	964
Total net revenues	$3,586	$3,622	$3,547

Refer to Note 21 for revenue by reportable segment, geography and groupings of similar products.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

(6)
Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Years Ended December 31,
Numerator:	2024	2023	2022
Net income (loss)	$190	$(1,841)	$333
Denominator:
Shares used in net income (loss) per common share – basic	67.3	66.8	59.7
Effect of dilutive securities	0.3	—	0.2
Shares used in net income (loss) per common share – diluted	67.6	66.8	59.9
Net income (loss) per common share:
Basic	$2.82	$(27.54)	$5.57
Diluted	$2.81	$(27.54)	$5.56

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.

Diluted net income (loss) per common share is computed by dividing the diluted net income (loss) available to common shareholders by the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. The dilutive effect of equity awards is calculated based on the average stock price for the relevant period, using the treasury stock method. In periods in which a net loss is recognized, the impact of RSUs is not included as they are antidilutive. The dilutive effect of the Convertible Notes is calculated under the if-converted method. Shares that would be issued if the Convertible Notes were converted are not included in the calculation of diluted net income (loss) per common share as the Company’s share price is below the initial conversion price and inclusion would be antidilutive.

In 2024 and 2022, the Company had an immaterial quantity of RSUs that were antidilutive and were excluded from the computation of diluted weighted-average shares.

(7)
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

Assets and liabilities of the Company are measured at fair value on a recurring basis as of December 31, 2024, and are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$289	$289	$—	$—
Time deposits	5	—	5	—
Equity securities	1	1	—	—
Available-for-sale securities:
Group insurance contracts	6	—	6	—
Derivatives
Foreign exchange forward contracts	9	—	9	—
Interest rate swaps - current	3	—	3	—
Interest rate swaps - non-current	35	—	35	—
Pension and deferred compensation plan assets	22	—	22	—
Total assets	$370	$290	$80	$—
Liabilities:
Derivatives
Foreign exchange forward contracts-current	$3	$—	$3	$—
Interest rate swaps - current	4	—	4	—
Total liabilities	$7	$—	$7	$—
Reported as follows:
Assets:
Cash and cash equivalents (1)	$294	$289	$5	$—
Other current assets	12	—	12	—
Total current assets	$306	$289	$17	$—
Other assets	$64	$1	$63	$—
Liabilities:
Other current liabilities	$7	$—	$7	$—

(1)
The cash and cash equivalents amount presented in the table above does not include cash of $420 as of December 31, 2024.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Assets and liabilities of the Company are measured at fair value on a recurring basis as of December 31, 2023, and are summarized as follows:

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

Other Fair Value Disclosures

The estimated carrying value and fair value of the Company’s debt as of December 31, 2024 and 2023 is as follows:

	Years Ended December 31,
	2024		2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	$3,249	$3,262	$4,953	$4,965
Convertible Notes	1,400	1,357	—	—
Total	$4,649	$4,619	$4,953	$4,965

The estimated carrying value of the Company’s Term Loan Facility, as defined and further described in Note 15, was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy. The estimated fair value of the Company’s Convertible Notes, as defined and further described in Note 15, was determined based on the last traded price of the Convertible Notes for the period ended December 31, 2024, and falls under Level 2 of the fair value hierarchy.

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

(8)
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

The Company also enters into foreign exchange forward contracts to hedge against certain monetary asset and liability accounts on the consolidated balance sheet to mitigate the risk associated with certain foreign currency transactions in the ordinary course of business. These derivatives are not designated as cash flow hedging instruments and gains or losses from these derivatives are recorded immediately in other (income) expense, net.

The following table summarizes the net notional values of foreign exchange forward contracts outstanding as of December 31, 2024 and December 31, 2023:

	Years Ended December 31,
	2024	2023
Derivatives designated as hedging instruments:
Foreign exchange forward contracts-cash flow hedges	$74	$178
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts-balance sheet hedges	$154	$155

For both periods presented in the table, the Japanese yen and the South Korean won were the largest notional contracts for designated cash flow hedges.

For 2024, the British pound and Chinese yuan were the largest notional contracts for balance sheet hedges not designated as a hedging instrument. For 2023, the Euro and British pound were the largest notional contracts for balance sheet hedges not designated as a hedging instrument.

Net Investment Hedge

On January 1, 2023, the Company designated certain Euro-denominated debt as a net investment hedge to hedge a portion of its net investments in certain of its entities with functional currencies denominated in the Euro. On January 22, 2024, the Company prepaid its USD Tranche A in full using, in part, a €250 incremental borrowing under its Euro Tranche B, each as defined and further described in Note 15. On January 22, 2024, the Company designated the additional €250 of its Euro Tranche B as a net investment hedge. As of December 31, 2024, the total principal amount outstanding under its Euro Tranche B was €596 and the entire balance was designated as a net investment hedge. As of December 31, 2023, the

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

total principal amount outstanding under its Euro Tranche B was €593 and the entire balance was designated as a net investment hedge. For these net investment hedges, the Company records foreign currency remeasurement gains and losses within a component of OCI. Recognition in earnings of amounts previously recorded in accumulated OCI is limited to circumstances such as complete or substantially complete liquidation or sale of the net investment in the hedged foreign operations.

Interest Rate Agreements

The Company has various interest rate swap agreements maturing through January 31, 2029, that exchange a one-month forward-looking term rate based on the variable secured overnight financing rate (“Term SOFR”) paid on the outstanding balance of its USD Term Loan Facility, as defined and further described in Note 15, to a fixed rate. The notional value of the agreements was $2,600 and $2,300 as of December 31, 2024 and December 31, 2023, respectively. The Company acquired USD London Interbank Offered Rate (“LIBOR”) interest rate cap agreements as a result of its acquisition of Atotech Limited (“Atotech”) on August 17, 2022 (the “Atotech Acquisition”) and had utilized these agreements to offset Term SOFR on its Term Loan Facility. The notional value of the agreements was $700 as of December 31, 2023 and expired on January 31, 2024. Effective June 30, 2023, the Company’s USD LIBOR based interest rate caps were converted to Term SOFR. The Company also had two USD LIBOR based swaps that were converted to Term SOFR, effective June 30, 2023. The conversions from USD LIBOR to Term SOFR did not have a material impact on the Company’s results of operations.

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

The following table summarizes the net gains (losses) on derivatives designated as cash flow hedging instruments:

	Years Ended December 31,
	2024	2023	2022
Foreign exchange forward contracts-cash flow hedges:
Net (losses) gains recognized in OCI, net of tax	$6	$1	$(4)
Net gains (losses) reclassified from accumulated OCI into cost of revenues	$6	$7	$18
Interest rate hedges:
Net (losses) gains recognized in OCI, net of tax	$(7)	$(25)	$54
Net gains (losses) reclassified from accumulated OCI into interest expense	$61	$45	$3

The Company expects a gain of approximately $7 to be reclassified from OCI into cost of revenues during the next twelve months related to foreign exchange forward contracts. The Company expects a gain of approximately $17 to be reclassified from OCI into interest expense during the next twelve months related to interest rate swaps.

The following table summarizes the net gains (losses) on derivatives not designated as hedging instruments:

	Years Ended December 31,
	2024	2023	2022
Net (losses) gains recognized in other (income) expense, net	$(2)	$(32)	$(8)

The interest rate caps resulted in a reduction of $3, $30 and $5 to interest expense in 2024, 2023 and 2022, respectively.

Currency Option Agreements

In connection with financing the Atotech Acquisition, the Company issued euro denominated term loan debt. In anticipation of issuing this debt, the Company purchased foreign currency option contracts in 2021 to fix the conversion

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

of EUR 300 into U.S. dollars. The options settled on January 31, 2022, and the Company recorded a gain of $5, net of premiums, in 2022 which is included in other (income) expense, net in the table above.

Derivative instruments are subject to master netting arrangements. However, the Company has elected to record these contracts on a gross basis in the consolidated balance sheet. The location and fair value amounts of derivative instruments reported in the consolidated balance sheet is disclosed in Note 7.

(9)
Inventories

Inventories consist of the following:

	Years Ended December 31,
	2024	2023
Raw material	$618	$740
Work-in-process	97	94
Finished goods	178	157
Total	$893	$991

Inventory-related excess and obsolete charges of $56, $64 and $21 were recorded in cost of products and services in the years ended December 31, 2024, 2023 and 2022, respectively.

(10)
Property, Plant and Equipment

Property, plant and equipment consist of the following:

	Years Ended December 31,
	2024	2023
Land	$80	$76
Buildings and building improvements	322	335
Machinery and equipment	646	670
Furniture and fixtures, office equipment and software	194	207
Leasehold improvements	183	174
Construction in progress	82	60
	1,507	1,522
Less: accumulated depreciation	736	738
Total	$771	$784

Depreciation of property, plant and equipment totaled $103, $102 and $70 for the years ended 2024, 2023 and 2022, respectively.

(11)
Leases

The Company has various operating leases for real estate and non-real estate items. The non-real estate leases are mainly comprised of automobiles but also include office equipment and other lower-valued items.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Leases consist of the following:

	Years Ended December 31,
	2024	2023	2022
Operating lease cost (1)	$37	$31	$27
Finance lease cost	9	9	3
Short-term lease	8	12	10
Total lease cost	$54	$52	$40

(1)
Operating lease cost includes an immaterial amount of variable expenses, offset by certain sublease rental income.

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2024	2023	2022
Cash paid for amounts included in measurement of liabilities:
Operating cash flows used for operating leases(1)	$33	$34	$28
Operating cash flows used for finance leases	2	1	—
Financing cash flows used for finance leases	15	4	2

ROU assets obtained in exchange for new lease liabilities:
Operating leases	26	25	7
Finance leases	12	1	3

(1)
Operating cash flows used for operating leases for the year ended December 31, 2023 and 2022 include an immaterial amount of tenant improvement allowance receipts.

The weighted average remaining terms for all leases were as follows:

	Years Ended December 31,
	2024	2023
Weighted-average remaining lease term years-operating leases	11.5	12.3
Weighted-average remaining lease term years-finance leases	13.1	11.3
Weighted-average discount rate-operating leases	3.7%	3.3%
Weighted-average discount rate-finance leases	5.2%	5.2%

Future lease payments under non-cancelable leases as of December 31, 2024 are detailed as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2025	33	7
2026	30	5
2027	26	3
2028	19	2
2029	18	2
Thereafter	133	19
Total lease payments	259	38
Less: imputed interest	46	9
Total lease liabilities	$213	$29

Amounts presented above do not include payments relating to immaterial leases excluded from the consolidated balance sheets as well as leases with terms of less than twelve months.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

(12)
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

Atotech, which the Company operates as MSD, develops leading process and manufacturing technologies for advanced surface modification, electroless and electrolytic plating, and surface finishing. Applying a comprehensive systems-and-solutions approach, Atotech's portfolio includes chemistry, equipment and services for innovative and high-technology applications in a wide variety of end markets. Atotech further broadens the Company’s capabilities by bringing leadership in critical chemistry solutions for electronics and packaging and specialty industrial applications.

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

Pro Forma Results

The following unaudited pro forma financial information presents the combined results of operations of the Company as if the Atotech Acquisition had occurred on January 1, 2022. The unaudited pro forma financial information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the acquisition occurred on the assumed date. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of the combined Company.

Year Ended December 31, 2022
Total net revenues	$4,450
Net income	$197

The unaudited pro forma information for the year ended December 31, 2022 give effect primarily to the following:

•
Applying the Company’s accounting policies;
•
Incremental interest expense related to the Term Loan Facility;
•
Incremental amortization of acquired intangible assets related to the estimated fair value from the purchase price allocation;
•
The exclusion of inventory step-up amortization in 2022;
•
Incremental depreciation of acquired property, plant and equipment related to the estimated fair value from the purchase price allocation;
•
Incremental compensation expense for share-based compensation arrangements; and
•
The estimated tax impact of the above adjustments.
(13)
Goodwill and Intangible Assets

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

Goodwill

The changes in the carrying amount of goodwill and accumulated impairment losses were as follows:

	2024			2023
	Gross Carrying Amount	Accumulated Impairment Loss	Net	Gross Carrying Amount	Accumulated Impairment Loss	Net
Beginning balance at January 1	$4,387	$(1,833)	$2,554	$4,454	$(146)	$4,308
Impairment of goodwill	—		—	—	(1,687)	(1,687)
Acquired goodwill	—		—	—	—	—
Foreign currency translation and measurement period adjustments	(75)		(75)	(67)	—	(67)
Ending balance at December 31	$4,312	$(1,833)	$2,479	$4,387	$(1,833)	$2,554

As of October 31, 2024, the Company performed its annual impairment assessment of goodwill using a qualitative assessment for all of its reporting units. The Company determined that it was more likely than not that the fair values were more than the carrying values for each of the reporting units.

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

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

As of October 31, 2023, the Company performed its annual goodwill and intangible asset impairment assessment using a quantitative assessment for all its reporting units. For the EL, GMF and ESB reporting units, the Company performed a quantitative assessment of goodwill using an equal weighting of the income approach and market approach and for the VSD and PSD reporting units only used an income approach. The income approach was based upon projected future cash flows that were discounted to present value and an assumed terminal growth rate. The key underlying assumptions included forecasted revenues, which incorporated external market data, the terminal growth rate, gross profit and operating expenses, as well as an applicable discount rate for each reporting unit. The market approach incorporated observed multiples of guideline public companies. The market approach for the electronics and general metal finishing reporting units also incorporated multiples from guideline transactions.

This quantitative assessment during the quarter ended December 31, 2023 resulted in the following:

Reporting Unit	Goodwill Impairment	Remaining Goodwill
Electronics	$48	$1,401
Equipment Solutions	13	87

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

Intangible Assets

The Company’s intangible assets are comprised of the following:

As of December 31, 2024	Gross	Accumulated Impairment Charges	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology	$1,268	$(152)	$(496)	$(31)	$589
Customer relationships	2,072	(1)	(477)	(86)	1,508
Patents, trademarks, trade names and other	381	(63)	(130)	(13)	175
	$3,721	$(216)	$(1,103)	$(130)	$2,272

As of December 31, 2023	Gross	Accumulated Impairment Charges	Accumulated Amortization	Foreign Currency Translation and Measurement Period Adjustments	Net
Completed technology	$1,268	$(152)	$(405)	$(4)	$707
Customer relationships	2,072	(1)	(335)	(17)	1,719
Patents, trademarks, trade names and other	381	(63)	(118)	(7)	193
	$3,721	$(216)	$(858)	$(28)	$2,619

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

During the twelve months ended December 31, 2023, $117 of IPR&D included with patents, trademarks, trade names and other was reclassified into completed technology.

Aggregate amortization expense related to acquired intangible assets for 2024, 2023 and 2022 was $245, $295 and $146, respectively. Aggregate amortization expense related to acquired intangible assets for future years is:

Year	Amount
2025	243
2026	239
2027	238
2028	238
2029	235
Thereafter	1,023

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

Product warranty activities were as follows:

	Years Ended December 31,
	2024	2023
Beginning of period	$22	$27
Provision for product warranties	24	11
Charges to warranty liability	(24)	(16)
End of period	$22	$22

Short-term product warranties of $14 and long-term product warranties of $8, each as of December 31, 2024, are included within other current liabilities and other non-current liabilities, respectively, within the accompanying consolidated balance sheets. Short-term product warranties of $15 and long-term product warranties of $7, each as of December 31, 2023, are included within other current liabilities and other non-current liabilities, respectively, within the accompanying consolidated balance sheets.

(15)
Debt

The Company’s outstanding debt is as follows:

	December 31, 2024	December 31, 2023
Short-term debt:
Term Loan Facility	$50	$93
Long-term debt:
Term Loan Facility	$3,199	$4,860
Debt issuance costs - Term Loan Facility	(85)	(164)
Term Loan Facility, net	3,114	4,696
Convertible Notes	1,400	—
Debt issuance costs - Convertible Notes	(26)	—
Convertible Notes, net	1,374	—
Total long-term debt, net	$4,488	$4,696

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

In addition to paying interest on outstanding principal under the Credit Facilities, the Company is required to pay a commitment fee in respect of the unutilized commitments under the Revolving Facility. The commitment fee is subject to adjustment based on the Company’s first lien net leverage ratio as of the end of the preceding fiscal quarter. The Company must also pay customary letter of credit fees and agency fees. As of December 31, 2024, the commitment fee was 0.25% per annum, representing a downward adjustment from 0.375% as of June 30, 2024.

On October 3, 2023 (the “First Amendment Effective Date”), the Company entered into the First Amendment to Credit Agreement (the “First Amendment”), which refinanced all of the $3,564 outstanding USD Tranche B to (i) decrease the applicable margin for the USD Tranche B from 1.75% to 1.50% with respect to base rate borrowings and from 2.75% to 2.50% with respect to Term SOFR borrowings and (ii) remove the credit spread adjustment applicable to Term SOFR borrowings of the USD Tranche B.

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

On February 13, 2024, the Company entered into the Third Amendment to Credit Agreement (the “Third Amendment”), pursuant to which the Company increased the available borrowing capacity under the Revolving Facility by $175 (the “Incremental Revolving Commitments”). As of December 31, 2024, the available borrowing capacity under the Revolving Facility was $675.

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

The Credit Agreement also contains customary representations and warranties, affirmative covenants and provisions relating to events of default. If an event of default occurs, the lenders under the Credit Facilities will be entitled to take various actions, including the acceleration of amounts due under the Credit Facilities and all actions permitted to be taken by a secured creditor. As of December 31, 2024, the Company was in compliance with all covenants under the Credit Agreement.

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

As of December 31, 2024, the weighted average interest rate of the Term Loan Facility was 6.4%. The Revolving Facility has a maturity date in August 2027 while the USD Tranche B and Euro Tranche B have a maturity date in August 2029. As of December 31, 2024 there were no borrowings under the Revolving Facility.

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

As of December 31, 2024, the Convertible Notes are classified as a long-term liability, net of issuances costs, on the consolidated balance sheet. The Convertible Notes were issued at par and costs associated with the issuance of the Convertible Notes are amortized to interest expense over the contractual term of the Convertible Notes. As of December 31, 2024, the effective interest rate of the Convertible Notes was 1.56%.

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

The Company evaluated the capped call transactions and determined that they should be accounted for separately from the Convertible Notes. The cost of $167 to purchase the capped call transactions was recorded as a reduction to additional paid-in capital in the consolidated balance sheet as the capped call transactions are indexed to the Company’s own stock and met the criteria to be classified in stockholders' equity.

The Company’s interest expense is as follows:

	Years Ended December 31,
	2024	2023	2022
Term Loan Facility:
Contractual interest expense	$302	$391	$128
Amortization of debt issuance costs as interest expense	26	31	55
Total interest expense on Term Loan Facility	$328	$422	$183
Convertible Notes:
Contractual interest expense	$11	$—	$—
Amortization of debt issuance costs as interest expense	3	—	—
Total interest expense on Convertible Notes	$14	$—	$—
Other interest expense, net (1)	$(58)	$(66)	$(6)
Total interest expense	$284	$356	$177

(1)
Other interest expense, net primarily consists of interest (income) expense related to the Company’s interest rate swap and interest rate cap agreements.

Lines of Credit and Borrowing Arrangements

Certain of the Company’s Japanese subsidiaries have lines of credit and a financing facility with various financial institutions, many of which generally expire and are renewed at three-month intervals with the remaining having no expiration date. The lines of credit and financing facility provided for aggregate borrowings as of December 31, 2024 and December 31, 2023 of up to an equivalent of $19 and $14, respectively. There were no borrowings outstanding under these arrangements at December 31, 2024 or December 31, 2023.

Contractual maturities of the Company’s debt obligations as of December 31, 2024 are as follows:

Year	Amount
2025	50
2026	50
2027	50
2028	50
2029	3,049
Thereafter	1,400

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

(16)
Other Current Liabilities

Other current liabilities consisted of the following:

	December 31, 2024	December 31, 2023
Accrued compensation and other employee-related obligations	$124	$159
Deferred revenue and customer advances	71	77
Income taxes payable	64	57
Lease liabilities	31	30
Other	94	105
Total other current liabilities	$384	$428

(17)
Income Taxes

A reconciliation of the Company’s effective tax rate to the U.S. federal income tax statutory rate is as follows:

	Years Ended December 31,
	2024	2023	2022
U.S. federal income tax statutory rate	21.0%	21.0%	21.0%
Foreign derived intangible income deduction	(24.9)	0.6	(4.8)
Change in valuation allowance	(22.7)	0.1	(0.3)
Withholding taxes, net of foreign tax credits	15.4	(0.4)	10.9
Federal tax credits	(11.7)	1.5	(1.5)
Effect of foreign operations taxed at various rates	(8.9)	0.9	(6.8)
Change in income tax reserves (including interest)	6.7	(0.5)	0.8
Base erosion waiver of deductions	5.6	—	—
State income taxes, net of federal benefit	(3.0)	0.5	(0.3)
Executive compensation	1.8	(0.1)	0.7
Foreign subpart F income taxed in the U.S., net of foreign tax credits	1.6	—	(0.2)
Global intangible low taxed income, net of foreign tax credits	1.0	0.2	3.6
Goodwill impairment	—	(18.4)	—
Other	12.4	(0.9)	—
	(5.7)%	4.5%	23.1%

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The components of income (loss) before income taxes and the related (benefit) provision for income taxes consist of the following:

	Years Ended December 31,
	2024	2023	2022
Income (loss) before income taxes:
United States	$(57)	$(760)	$(90)
Foreign	237	(1,168)	523
	$180	$(1,928)	$433
Current taxes:
Federal	$91	$21	$40
State	13	6	7
Foreign	112	120	99
	216	147	146
Deferred taxes:
Federal	(106)	(130)	(68)
State	(20)	(18)	(8)
Foreign	(100)	(86)	30
	(226)	(234)	(46)
(Benefit) provision for income taxes	$(10)	$(87)	$100

The significant components of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Interest expense carryforwards	$178	$171
Net operating loss carryforwards	71	85
Tax credit carryforwards	34	22
Capitalized research and development	146	98
Lease liability	49	51
Inventory and warranty reserves	48	54
Accrued expenses and other reserves	30	23
Other	9	15
Total deferred tax assets	565	519
Valuation allowance	(151)	(190)
Net deferred tax assets	$414	$329

Deferred tax liabilities:
Acquired intangible assets and goodwill	$(558)	$(637)
Right-of-use asset	(48)	(49)
Foreign withholding taxes	(40)	(50)
Loan costs	(9)	(24)
Depreciation and amortization	(4)	(56)
Total deferred tax liabilities	(659)	(816)
Net deferred tax liabilities	$(245)	$(487)

On a quarterly basis, the Company evaluates both positive and negative evidence that affects the realizability of its net deferred tax assets and assesses the need for a valuation allowance. The future benefit to be derived from its deferred tax assets is dependent upon its ability to generate sufficient future taxable income to realize the assets.

During 2024, the Company decreased its valuation allowance by $39, primarily related to the valuation allowance recorded in connection with certain foreign interest and net operating loss carryforwards. During 2023, the Company increased its valuation allowance by $9, primarily related to the valuation allowance recorded in connection with certain foreign interest and net operating loss carryforwards.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Deferred taxes have been recorded related to historical outside basis differences, primarily unremitted earnings, of certain of the Company’s foreign subsidiaries. During 2024, the Company recorded a tax benefit of $8 related to such taxes for prior periods.

As of December 31, 2024, the Company had U.S. federal and state as well as foreign gross research and other tax credit carryforwards of $16, $39 and $0, respectively. Included in the total carryforwards are $1 of federal and $20 of state credits that can be carried forward indefinitely while the remaining credits expire at various dates through 2038.

The Company also had U.S. federal and state as well as foreign gross net operating loss and capital loss carryforwards of $3, $41 and $273, respectively. Included in the total carryforwards are $2, $1 and $50 of losses from federal, state and foreign that can be carried forward indefinitely while the remaining losses expire at various dates through 2043.

The Company had $371 and $362 of U.S. federal and foreign interest carryforwards, respectively, that can be carried forward indefinitely.

Although the Company believes that its tax positions are consistent with applicable U.S. federal, state and international laws, it maintains certain income tax reserves as of December 31, 2024 in the event its tax positions were to be challenged by the applicable tax authority and additional tax assessed upon audit.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

	Years Ended December 31,
	2024	2023	2022
Balance at beginning of year	$86	$83	$43
(Decreases) increases for tax positions taken during prior years	(4)	(5)	35
Increases for tax positions taken during the current year	36	12	9
Reductions related to expiration of statutes of limitations and audit settlements	(24)	(4)	(4)
Balance at end of year	$94	$86	$83

The net increase in gross unrecognized tax benefits in 2024 was primarily due to the addition of income tax reserves related to intercompany transactions. The Company also recorded an offsetting asset of $18 against these reserves.

The Company accrues interest and, if applicable, penalties for any uncertain tax positions. Interest and penalties are classified as a component of income tax (benefit) expense. As of December 31, 2024, 2023 and 2022, the Company accrued interest on unrecognized tax benefits of approximately $8, $7 and $6, respectively.

Over the next 12 months, it is reasonably possible that the Company may recognize approximately $3 of previously net unrecognized tax benefits, excluding interest and penalties, related to various U.S. federal and state as well as foreign tax positions, primarily due to the expiration of statutes of limitations.

The Company is subject to examination by U.S. federal and state as well as foreign tax authorities. The U.S. federal statute of limitations remains open for tax years 2020 through the present. The statute of limitations for the Company’s tax filings in other jurisdictions varies between fiscal years 2019 through present. The Company also has certain prior year federal credit carryforwards and state tax loss and credit carryforwards that are subject to examination to the extent used in an open year.

(18)
Stock-Based Compensation

Employee Stock Purchase Plans

The 2014 ESPP was adopted by the Board of Directors on February 10, 2014 and approved by the Company’s stockholders on May 5, 2014. The 2014 ESPP authorizes the issuance of up to an aggregate of 2.5 shares of common stock to participating employees. Offerings under the 2014 ESPP commence on June 1 and December 1 and terminate on November 30 and May 31, respectively. Under the 2014 ESPP, eligible employees can purchase shares of common stock through payroll deductions up to 10% of their compensation, up to a defined maximum annual amount. The price at which an employee’s purchase option is exercised for each offering period is the lower of (1) 90% of the closing price of the common stock on the Nasdaq Global Select Market on the day that the offering commences, or (2) 90% of the closing price of the common stock on the day that the offering terminates. The Company issued 0.1 shares of common stock

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

during each of 2024, 2023 and 2022 to employees who participated in the 2014 ESPP at exercise prices of $102.28 and $75.77 per share in 2024, $74.95 and $74.30 per share in 2023, and $111.15 and $75.47 per share in 2022. The Company recorded an immaterial amount of compensation expense related to the 2014 ESPP in 2024, 2023 and 2022. As of December 31, 2024 there were 1.2 shares reserved for future issuance under the 2014 ESPP.

Equity Incentive Plans

Prior to May 10, 2022, the Company granted RSUs to employees and directors under the 2014 Stock Incentive Plan (the “2014 Plan”). Following shareholder approval of the 2022 Stock Incentive Plan (the “2022 Plan,” and together with the 2014 Plan, the “Plans”) on May 10, 2022, the Company discontinued granting RSUs to employees and directors under the 2014 Plan and began granting them under the 2022 Plan. The Plans are administered by the Compensation Committee of the Company's Board of Directors. The Plans are intended to attract and retain employees and directors, and to provide an incentive for these individuals to assist the Company to achieve long-range performance goals and enable these individuals to participate in the long-term growth of the Company. Up to 6.6 shares of common stock (subject to adjustment in the event of stock splits and other similar events) may be issued pursuant to awards granted under the 2022 Plan. The Company may grant options, RSUs, restricted stock, stock appreciation rights (“SARs”) and other stock-based awards to employees, officers, directors, consultants and advisors under the 2022 Plan. Any full-value awards granted under the 2022 Plan will be counted against the shares reserved for issuance under the 2022 Plan as 1.91 shares for each share of common stock subject to such award. Any award granted under the 2022 Plan that is not a full-value award (including, without limitation, any option or SAR) will be counted against the shares reserved for issuance under the plan on a one-for-one basis of common stock subject to such award. “Full-value award” means any restricted stock, RSUs, or other stock-based award with a per share price or per unit purchase price lower than 100% of fair market value on the date of grant. To the extent an award that is not a full-value award is returned to the 2022 Plan, the share reserve under the 2022 Plan will be credited with one share. To the extent that a full-value award is returned to the 2022 Plan, the share reserve under the 2022 Plan will be credited with 1.91 shares. As of December 31, 2024, there were 3.9 shares reserved for future issuance under the 2022 Plan.

Time-based RSUs granted to employees generally vest 33% per year beginning on the first anniversary of the date of grant. Adjusted EBITDA RSUs granted to the Company’s executive officers in 2024, 2023 and 2022 were based on the Company’s achievement of adjusted EBITDA for each respective year, defined as GAAP operating income excluding any charges or income not related to the operating performance of the Company plus depreciation and stock compensation expense, set at varying revenue levels. The final number of Adjusted EBITDA RSUs that vest varies based on the level of performance achieved from 0% to 200% of the underlying target shares granted in 2024, 2023 and 2022. The Adjusted EBITDA RSUs earned generally vest 33% per year beginning on the first anniversary of the date of grant. For rTSR RSUs, the vesting is dependent on the Company's total shareholder return relative to a group of peers over the performance period.

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

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The Company determines the fair value of time-based RSUs based on the closing market price of the Company’s common stock on the date of the award. The Company determines the original fair value of Adjusted EBITDA RSUs based upon the closing market price of the Company’s stock on the date of the award and adjusts the fair value quarterly during the first year based upon actual and forecasted results against Adjusted EBITDA targets. The Company estimates the fair value of rTSR RSUs using the Monte Carlo simulation model, which requires the use of highly subjective and complex assumptions, including the price volatility of the underlying stock. The Company recorded an immaterial amount of compensation expense related to the rTSR RSUs in 2024. Such values are recognized as expense on a straight-line basis for time-based awards and rTSR RSUs and using the accelerated graded vesting method for Adjusted EBITDA RSUs, all over the requisite service periods.

The following tables present the activity for the RSUs under the Plans:

	Year Ended December 31, 2024
	Quantity	Weighted Average Grant Date Fair Value Per Share
RSUs — beginning of period	1.0	$98.36
Granted	0.5	$121.24
Vested or forfeited	(0.6)	$106.42
RSUs — end of period	0.9	$104.83

	Year Ended December 31, 2023
	Quantity	Weighted Average Grant Date Fair Value Per Share
RSUs — beginning of period	0.8	$118.96
Granted	0.7	$87.03
Vested or forfeited	(0.5)	$117.10
RSUs — end of period	1.0	$98.36

	Year Ended December 31, 2022
	Quantity	Weighted Average Grant Date Fair Value Per Share
RSUs — beginning of period	0.5	$127.93
RSUs issued in Atotech Acquisition	0.1	$110.30
Granted	0.5	$111.60
Vested	(0.3)	$118.06
RSUs — end of period	0.8	$118.96

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The total fair value of RSUs vested during 2024, 2023 and 2022 was approximately $66, $40 and $40, respectively. As of December 31, 2024, the unrecognized compensation cost related to RSUs was approximately $45 and will be recognized over an estimated weighted average amortization period of 1 year.

Stock-Based Compensation Expense

The Company recognized the full impact of its share-based payment plans in the consolidated statements of operations and comprehensive income (loss). The following table reflects the effect of recording stock-based compensation:

	Years Ended December 31,
	2024	2023	2022
Stock-based compensation expense by type of award:
RSUs	$46	$51	$42
Employee stock purchase plan	2	3	3
Total stock-based compensation	48	54	45
(Excess tax benefit)/shortfall from stock-based compensation	(5)	2	(1)
Net effect on net income (loss)	$43	$56	$44
Effect on net earnings (loss) per share:
Basic	$0.64	$0.84	$0.74
Diluted	$0.64	$0.84	$0.73

The pre-tax effect within the consolidated statements of operations and comprehensive income (loss) of recording stock-based compensation was as follows:

	Years Ended December 31,
	2024	2023	2022
Cost of revenues	$6	$6	$5
Research and development expense	7	7	6
Selling, general and administrative expense	35	41	34
Total pre-tax stock-based compensation expense	$48	$54	$45

(19)
Stockholders’ Equity

Share Repurchase Program

On July 25, 2011, the Company’s Board of Directors approved a share repurchase program for the repurchase of up to an aggregate of $200 of its outstanding common stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means. The timing and quantity of any shares repurchased will depend upon a variety of factors, including business conditions, stock market conditions and business development activities, including, but not limited to, merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice. The Company has repurchased approximately 2.6 shares of common stock for approximately $127 pursuant to the program since its adoption. During 2024, 2023 and 2022, there were no repurchases of common stock.

Cash Dividends

Holders of the Company’s common stock are entitled to receive dividends when they are declared by the Company’s Board of Directors. The Company’s Board of Directors declared a cash dividend of $0.22 per share during each quarter of 2024, which totaled $59 or $0.88 per share. The Company’s Board of Directors declared a cash dividend of $0.22 per share during each quarter of 2023, which totaled $59 or $0.88 per share.

On February 10, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.22 per share to be paid on March 7, 2025 to Stockholders of record as of February 24, 2025.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of the Company’s Board of Directors.

(20)
Employee Benefit Plans

The Company has a 401(k) profit-sharing plan for U.S. employees meeting certain requirements, in which eligible employees may contribute between 1% and 50% of their annual compensation to this plan, and, with respect to employees who are age 50 and older, certain specified additional amounts, limited by an annual maximum amount determined by the Internal Revenue Service. The Company, at its discretion, makes certain matching contributions to this plan based on participating employees’ annual contribution to this plan and their total compensation. The Company’s contributions were $9, $9 and $10 for 2024, 2023 and 2022, respectively.

The Company also has a number of defined contribution plans at some of its foreign locations. The Company’s contributions were immaterial for 2024, 2023 and 2022.

The Company maintains a management incentive bonus plan (“MIP”) which provides cash awards to certain employees, at the discretion of the Compensation Committee of the Company’s Board of Directors, based upon certain metrics tied to the Company’s consolidated financial results. In addition, certain of the Company’s foreign locations also have various bonus plans, which in 2024 were generally based upon the same consolidated financial results as the MIP. In 2023 and 2022, these foreign bonus plans were based upon local operating results and employee performance. The Company may also grant certain sign-on and spot bonuses when applicable. The total bonus expense was $38, $63 and $48 for 2024, 2023 and 2022, respectively.

Defined Benefit Pension Plans.

The Company has a number of defined benefit pension plans at many of its foreign locations covering some employees at these respective locations. The majority of these defined benefit plans are frozen and do not allow new employees to join the plans. One of the Company’s German pension plans is unfunded, as permitted under the plan and applicable laws.

For financial reporting purposes, the Company obtained actuarial reports supporting the calculations of net periodic pension costs that used a number of actuarial assumptions, including a discount rate for plan obligations, an assumed rate of return on pension plan assets and an assumed rate of compensation increase for employees covered by the various plans. The Company reviewed these actuarial assumptions and concluded they were reasonable based upon management’s judgment, considering known trends and uncertainties. Actual results that differ from these assumptions would impact future expense recognition and the cash funding requirements of the Company’s pension plans.

The net periodic benefit costs for the defined benefit plans included the following components:

	Year Ended December 31,
	2024	2023
Service cost	$2	$2
Interest cost on projected benefit obligations	5	5
Expected return on plan assets	(1)	(1)
	$6	$6

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The changes in projected benefit obligations and plan assets, as well as the ending balance sheet amounts for the Company’s defined benefit plans, were as follows:

	Year Ended December 31,
	2024	2023
Change in projected benefit obligations:
Projected benefit obligations, beginning of year	$154	$144
Service cost	2	2
Interest cost	5	5
Actuarial (gain) loss	(5)	9
Benefits paid	(7)	(7)
Currency translation adjustments	(9)	1
Projected benefit obligations, end of year	$140	$154

Change in plan assets:
Fair value of plan assets, beginning of year	34	31
Company contributions	1	3
Gain (loss) on plan assets	2	2
Benefits paid	(3)	(3)
Currency translation adjustments	(2)	1
Fair value of plan assets, end of year	32	34
Net underfunded status	$(108)	$(120)

As of December 31, 2024, the estimated benefit payments for the Company’s defined benefit plans for the next 10 years were as follows:

Estimated benefit payments
2025	$7
2026	8
2027	8
2028	8
2029	8
2030-2034	41
$80

The Company expects to contribute less than $1 to the plans during 2025.

The weighted-average rates used to determine the net periodic benefit costs were as follows:

	December 31, 2024	December 31, 2023
Discount rate	3.3%	3.3%
Rate of increase in salary levels	3.7%	3.1%
Expected long-term rate of return on assets	3.0%	2.7%

In determining the expected long-term rate of return on plan assets, the Company considers the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes, and economic and other indicators of future performance.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Plan assets were held in the following categories as a percentage of total plan assets:

	December 31, 2024		December 31, 2023
	Amount	Percentage	Amount	Percentage
Debt securities	$17	54%	$18	54%
Equity securities	8	25	9	24
Cash	3	10	3	10
Other	4	11	4	12
	$32	100%	$34	100%

In general, the Company’s asset management objectives include maintaining an adequate level of diversification to reduce interest rate and market risk, while providing adequate liquidity to meet immediate and future benefit payment requirements.

The Company’s Israeli plans account for the deferred vested benefits using the shut-down method of accounting, which resulted in assets of $22 and vested benefit obligations of $24 as of December 31, 2024 and assets of $19 and vested benefit obligations of $22 as of December 31, 2023. Under the shut-down method, the liability is calculated as if it were payable as of the balance sheet date, on an undiscounted basis.

Other Pension-Related Assets

As of December 31, 2024 and 2023, the Company had assets with an aggregate market value of $6 for each period, for one of its German pension plans. These assets are invested in group insurance contracts through the insurance companies administering these plans, in accordance with applicable pension laws. These group insurance contracts have a guaranteed minimum rate of return ranging from 2.25% to 4.00% in 2024 and 2.00% to 4.25% in 2023, depending on the contract. Because these assets were not separate legal assets of the pension plan, they were not included in the Company’s plan assets shown above. However, the Company has designated such assets to pay pension benefits. Such assets are included in other assets in the accompanying consolidated balance sheet.

(21)
Business Segment, Geographic Area, Product Information and Significant Customer Information

Reportable Segments and Products

The Company’s CODM, which is the Company’s Chief Executive Officer, utilizes financial information to make decisions about allocating resources and assessing performance for the entire Company, which is used in the decision-making process to assess performance. The Company has a diverse base of customers across its three end markets, semiconductor, electronics and packaging, and specialty industrial. Segment gross margin is the primary measure used by the CODM to assess segment performance and to decide how to allocate resources. The Company’s CODM assesses segment performance and decides how to allocate resources using segment gross margin among other measures. Gross margin is utilized to drive decisions in the annual forecasting process when making decisions about allocating capital and personnel to the segments.

The Company has three reporting segments, VSD, PSD and MSD as described below.

VSD delivers foundational technology solutions to semiconductor manufacturing, electronics and packaging and specialty industrial applications. VSD products are derived from the Company’s core competencies in vacuum technologies, including pressure measurement and control, flow measurement and control, gas and vapor delivery, gas composition analysis, electronic control technology, reactive gas generation and delivery, power generation and delivery, and fiber optic temperature and position sensing.

PSD provides a broad range of solutions including lasers, beam measurement and profiling, precision motion control, vibration isolation systems, photonics instruments, opto-mechanical components, optical elements, laser-based systems for flexible PCB laser processing, laser-based systems for high-density interconnect PCB and package substrate manufacturing.

MSD develops leading process and manufacturing technologies for advanced surface modification, electroless and electrolytic plating, and surface finishing. Applying a comprehensive systems-and-solutions approach, MSD’s portfolio includes chemistry, equipment and services for innovative and high-technology applications in the electronics and packaging and specialty industrial markets.

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The Company derives its segment results directly from the manner in which results are reported in its management reporting system. The accounting policies that the Company uses to derive reportable segment results are substantially the same as those used for external reporting purposes. The Company groups its product offerings by its reportable segments, VSD, PSD, and MSD. For each reportable segment, the Company also provides services relating to the maintenance and repair of its products, installation services and training. Unallocated corporate expenses represent those costs not specifically related to the operations of each segment and are managed separately at the corporate level and primarily relate to labor costs of global functions such as supply chain, quality control and operations.

The following tables sets forth the details of gross profit by reportable segment and then reconciles to income (loss) before income taxes for each year presented:

	Year Ended December 31, 2024
	VSD	PSD	MSD	Total
Product	$1,144	$856	$1,124	$3,124
Services	240	165	57	462
Revenues by segment	1,384	1,021	1,181	3,586
Total cost of revenues (exclusive of amortization shown separately below)(1)	790	563	519	1,872
Segment gross profit	594	458	662	1,714
Segment gross profit percentage	42.9%	44.9%	56.1%	47.8%
Reconciliation to income before income taxes
Operating expenses:
Research and development				271
Selling, general and administrative				674
Acquisition and integrated costs				9
Restructuring and other				6
Fees and expenses related to repricing of Term Loan Facility				5
Amortization of intangible assets				245
Unallocated corporate expenses				6
Income from operations				498
Interest income				(21)
Interest expense				284
Loss on extinguishment of debt				57
Other (income) expense, net				(2)
Income before income taxes				$180

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

	Year Ended December 31, 2023
	VSD	PSD	MSD	Total
Product	$1,222	$824	$1,154	$3,200
Services	218	152	52	422
Revenues by segment	1,440	976	1,206	3,622
Total cost of revenues (exclusive of amortization shown separately below)(1)	827	552	586	1,965
Segment gross profit	613	424	620	1,657
Segment gross profit percentage	42.6%	43.4%	51.4%	45.7%
Reconciliation to loss before income taxes
Operating expenses:
Research and development				288
Selling, general and administrative				675
Acquisition and integrated costs				16
Restructuring				20
Fees and expenses related to repricing of Term Loan Facility				2
Amortization of intangible assets				295
Goodwill and intangible asset impairment				1,902
Gain on sale of long-lived assets				(2)
Unallocated corporate expenses				15
Loss from operations				(1,554)
Interest income				(17)
Interest expense				356
Loss on extinguishment of debt				8
Other (income) expense, net				27
Loss before income taxes				$(1,928)

	Year Ended December 31, 2022
	VSD	PSD	MSD	Total
Product	$1,791	$842	$486	$3,119
Services	246	151	31	428
Revenues by segment	2,037	993	517	3,547
Total cost of revenues (exclusive of amortization shown separately below)(1)	1,121	537	325	1,983
Segment gross profit	916	456	192	1,564
Segment gross profit percentage	45.0%	45.9%	37.1%	44.1%
Reconciliation to income before income taxes
Operating expenses:
Research and development				241
Selling, general and administrative				488
Acquisition and integrated costs				52
Restructuring				10
Amortization of intangible assets				146
Gain on sale of long-lived assets				(7)
Unallocated corporate expenses				17
Income from operations				617
Interest income				(4)
Interest expense				177
Other (income) expense, net				11
Income before income taxes				$433

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

(1)
The significant expense category and amount aligns with the segment-level information that is regularly provided to the CODM.

The following table set forth capital expenditures by reportable segment:

	Years Ended December 31,
	2024	2023	2022
VSD	$36	$26	$97
PSD	36	29	39
MSD	53	32	28
Total capital expenditures	$125	$87	$164

The following table sets forth depreciation and amortization by reportable segment:

	Years Ended December 31,
	2024	2023	2022
VSD	$44	$43	$40
PSD	50	60	72
MSD	254	294	104
Total depreciation and amortization	$348	$397	$216

The following table sets forth segment assets by reportable segment:

	Accounts receivable, net	Inventories	Total
December 31, 2024
VSD	$200	$488	$688
PSD	168	260	428
MSD	247	145	392
Total segment assets	$615	$893	$1,508

	Accounts receivable, net	Inventories	Total
December 31, 2023
VSD	$181	$553	$734
PSD	171	283	454
MSD	251	155	406
Total segment assets	$603	$991	$1,594

	Accounts receivable, net	Inventories	Total
December 31, 2022
VSD	$274	$504	$778
PSD	190	283	473
MSD	256	190	446
Total segment assets	$720	$977	$1,697

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The following tables reconciles total segment assets to total assets:

	December 31,
	2024	2023
Total segment assets	$1,508	$1,594
Cash and cash equivalents	714	875
Other current assets	252	227
Property, plant and equipment, net	771	784
Right-of-use assets, net	238	225
Goodwill and intangible assets, net	4,751	5,173
Other assets	356	240
Total assets	$8,590	$9,118

Goodwill associated with each of the Company’s reportable segments is as follows:

	VSD	PSD	MSD	Total
Reportable segment:
Gross goodwill at December 31, 2023	335	1,031	3,021	4,387
Movement of OSP product line	24	(24)	—	—
Foreign currency translation and measurement period adjustments	(1)	(4)	(70)	(75)
Gross goodwill at December 31, 2024	358	1,003	2,951	4,312

Accumulated goodwill impairment at December 31, 2023	(141)	(390)	(1,302)	(1,833)
Impairment charge	—	—	—	—
Accumulated goodwill impairment at December 31, 2024	(141)	(390)	(1,302)	(1,833)

Goodwill, net of accumulated impairment and foreign currency translation at December 31, 2024	$217	$613	$1,649	$2,479

	VSD	PSD	MSD	Total
Reportable segment:
Gross goodwill at December 31, 2022	$336	$1,031	$3,087	$4,454
Foreign currency translation and measurement period adjustments	(1)	—	(66)	(67)
Gross goodwill at December 31, 2023	335	1,031	3,021	4,387

Accumulated goodwill impairment at December 31, 2022	(141)	(5)	—	(146)
Impairment charge	—	(385)	(1,302)	(1,687)
Accumulated goodwill impairment at December 31, 2023	(141)	(390)	(1,302)	(1,833)

Goodwill, net of accumulated impairment and foreign currency translation at December 31, 2023	$194	$641	$1,719	$2,554

Geographic Area

Information about the Company’s operations by geographic area is presented in the tables below. Starting in the second quarter of 2024, the Company changed its basis of reporting geographical net revenues from the location in which the sale originated to the shipped-to location of the end customer. Prior periods have been recast to reflect this change, which was

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

made to better align with how management reviews geographic net revenues. Intercompany sales between geographic areas are at tax transfer prices and have been eliminated from consolidated revenues.

	Years Ended December 31,
	2024	2023	2022
Net revenues:
United States	$804	$893	$1,083
China	775	745	602
South Korea	358	359	445
Japan	250	280	263
Taiwan	234	248	231
Singapore	229	239	297
Other	936	858	626
	$3,586	$3,622	$3,547

Long-lived assets include property, plant and equipment, net, right-of-use assets, net and certain other assets.

	December 31,
	2024	2023
Long-lived assets:
United States	$458	$459
China	172	163
Germany	125	149
Other	349	326
	$1,104	$1,097

The Company sells products and services to thousands of customers worldwide, in a wide range of end markets. Revenues from its top ten customers accounted for 32%, 30% and 42% of net revenues for 2024, 2023, and 2022, respectively.

For the years ended December 31, 2024 and 2023, no customer represented 10% or more of the Company’s net revenues. For the year ended December 31, 2022, the Company had one customer that represented 14% and one customer that represented 10% of net revenues.

(22)
Restructuring and Other

Restructuring

The Company recorded restructuring charges of $4 in 2024, primarily related to severance costs incurred as a result of a global cost-saving initiative implemented in the fourth quarter of 2023. The Company recorded restructuring charges of $20 in 2023, primarily related to severance costs incurred as a result of various global cost-saving initiatives implemented in 2023.

The activity related to the Company’s restructuring accrual is shown below:

	Years Ended December 31,
	2024	2023
Restructuring accrual, beginning of period	$9	$3
Charged to expense	4	20
Payments and adjustments	(10)	(14)
Restructuring accrual, end of period	$3	$9

MKS INSTRUMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Other

The Company recorded other charges of $2 in 2024 related to legal matters.

(23)
Commitments and Contingencies

As of December 31, 2024, the Company has entered into purchase commitments for certain inventory components and other equipment and services used in its normal operations. The majority of the purchase commitments covered by these arrangements are for periods of less than one year and aggregate to approximately $544.

Legal Proceedings

The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

(24)
Subsequent Events

On January 24, 2025, the Company entered into the Fifth Amendment to Credit Agreement, by and among us as parent borrower, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and each lender party thereto (the “Fifth Amendment”). Pursuant to the Fifth Amendment, the Company (i) refinanced its existing USD Tranche B loan and Euro Tranche B loan with a new $2,529 USD Tranche B loan and a new €596 Euro Tranche B loan, (ii) decreased the applicable margin for the USD Tranche B from 2.25% to 2.00% with respect to Term SOFR borrowings and from 1.25% to 1.00% with respect to base rate borrowings, (iii) decreased the applicable margin for the Euro Tranche B from 2.75% to 2.50% and (iv) extended the period during which a 1.00% prepayment premium may be required if the Company prepays any loans under the USD Tranche B or the Euro Tranche B in connection with a repricing transaction until the date that is six months following the Fifth Amendment Effective Date. The repriced USD Tranche B loan and Euro Tranche B loan were issued without original issue discount. In connection with the execution of the Fifth Amendment, the Company paid customary fees and expenses to JPMorgan Chase Bank, N.A.

On January 24, 2025, concurrently with the effectiveness of the Fifth Amendment, the Company made a voluntary prepayment of $100 principal amount of USD Tranche B loans, reducing the principal amount of USD Tranche B loan from $2,629 to $2,529.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Office and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

Our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

For the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a trading arrangement for the sale or purchase of Company securities that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth under the captions “Proposal One — Election of Directors,” “Directors,” “Corporate Governance,” “Executive Officers,” “Corporate Governance — Code of Business Conduct and Ethics” and “Corporate Governance — Board of Directors Meetings and Committees of the Board of Directors — Audit Committee” in our definitive proxy statement for the 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (“SEC”) no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

We are also required under Item 405 of Regulation S-K to provide information concerning delinquent filers of reports under Section 16 of the Securities and Exchange Act of 1934, as amended. This information will be set forth under the caption “Delinquent Section 16(a) Reports,” if applicable, in our definitive proxy statement for the 2025 Annual Meeting of Stockholders, to be filed with the SEC no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be set forth under the captions “Executive Officers,” “Executive Compensation – Compensation Discussion and Analysis,” “Corporate Governance – Board of Director Meetings and Committees of the Board of Directors – Compensation Committee - Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation” in our definitive proxy statement for the 2025 Annual Meeting of Stockholders, to be filed with the SEC no later than 120 days after the end of our fiscal year, and, other than the information required by Item 402(v) of Regulation S-K, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2025 Annual Meeting of Stockholders, to be filed with the SEC no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

The information required by Item 201(d) of Regulation S-K will be set forth under the caption “Equity Compensation Plan Information” in our definitive proxy statement for the 2025 Annual Meeting of Stockholders, to be filed with the SEC no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth under the captions “Corporate Governance – Board Independence” and “Corporate Governance – Transactions with Related Persons” in our definitive proxy statement for the 2025 Annual Meeting of Stockholders, to be filed with the SEC no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be set forth under the caption “Audit and Financial Accounting Oversight — Principal Accountant Fees and Services” in our definitive proxy statement for the 2025 Annual Meeting of Stockholders, to be filed with the SEC no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

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

Schedule II – Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted since they are either not required or information is otherwise included.

3.
Exhibits. The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit No.	Title

+3.1(1)	Restated Articles of Organization of the Registrant

+3.2(2)	Articles of Amendment to Restated Articles of Organization, as filed with the Secretary of State of Massachusetts on May 18, 2001

+3.3(3)	Articles of Amendment to Restated Articles of Organization, as filed with the Secretary of State of Massachusetts on May 16, 2002

+3.4(4)	Second Amended and Restated By-Laws of the Registrant

4.1	Specimen certificate representing the Common Stock

+4.2(5)	Description of Capital Stock Registered Under Section 12 of the Exchange Act

+4.3(6)	Indenture, dated May 16, 2024, between the Registrant and U.S. Bank Trust Company, National Association, as trustee

+4.4(6)	Form of Global Note (included with Exhibit 4.3)

+10.1(7)

Credit Agreement, dated as of August 17, 2022, by and among the Registrant, the lenders and letter of credit issuers party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent

+10.2(8)

First Amendment to Credit Agreement, dated as of October 3, 2023, by and among the Registrant, as parent borrower, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and each lender party thereto

Exhibit No.	Title

+10.3(9)

Second Amendment to Credit Agreement, dated as of January 22, 2024, by and among the Registrant, as parent borrower, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and each lender party thereto

+10.4(10)

Third Amendment to Credit Agreement, dated as of February 13, 2024, by and among the Registrant, as parent borrower, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and each lender and letter of credit issuer party thereto

+10.5(11)

Fourth Amendment to Credit Agreement, dated as of July 23, 2024, by and among the Registrant, as parent borrower, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and each lender and letter of credit issuer party thereto

+10.6(12)

Fifth Amendment to Credit Agreement, dated as of January 24, 2025, by and among the Registrant, as parent borrower, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and each lender and letter of credit issuer party thereto

+10.7(13)*	2022 Stock Incentive Plan

+10.8(14)*	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2022 Stock Incentive Plan for 2022-2024

10.9*	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2022 Stock Incentive Plan for 2025

+10.10(14)*	Form of Restricted Stock Unit Agreement for Employees under the 2022 Stock Incentive Plan for 2022

+10.11(15)*	Form of Restricted Stock Unit Agreement for Employees under the 2022 Stock Incentive Plan for 2023

+10.12(16)*	Form of Restricted Stock Unit Agreement for Employees under the 2022 Stock Incentive Plan for 2024-2025 (Standard)

+10.13(16)*	Form of Restricted Stock Unit Agreement for Employees under the 2022 Stock Incentive Plan for 2024-2025 (rTSR)

+10.14(17)*	2014 Stock Incentive Plan

+10.15(17)*	2014 Employee Stock Purchase Plan

+10.16(18)*	Form of Restricted Stock Unit Agreement for Employees under the 2014 Stock Incentive Plan

+10.17(19)*	Employment Agreement, dated October 22, 2013, between Gerald G. Colella and the Registrant

+10.18(20)*	Amendment, dated March 27, 2018, to Employment Agreement, dated as of October 22, 2013, between Gerald G. Colella and the Registrant

+10.19(21)*	Second Amendment, dated October 29, 2018, to Employment Agreement, dated as of October 22, 2013, between Gerald G. Colella and the Registrant

+10.20(22)*	Employment Agreement, dated as of November 18, 2019, between John T.C. Lee and the Registrant

+10.21(23)*	Employment Agreement, effective August 1, 2016, between Seth Bagshaw and the Registrant

+10.22(21)*	Amendment, dated October 29, 2018, to Employment Agreement, effective August 1, 2016, by and between Seth Bagshaw and the Registrant

+10.23(24)*	Employment Agreement, effective August 1, 2016, between Kathleen Burke and the Registrant, as amended on October 29, 2018

+10.24(5)*	Employment Agreement, effective September 16, 2019, between James A. Schreiner and the Registrant

+10.25(25)*	Amendment, dated October 25, 2021, to Employment Agreement, effective September 16, 2019, between James A. Schreiner and the Registrant

+10.26(26)*	Second Amendment, dated May 7, 2024, to Employment Agreement, dated as of September 16, 2019, between James A. Schreiner and the Registrant

Exhibit No.	Title
+10.27(27)*	Employment Agreement, effective January 1, 2020, between David Henry and the Registrant

+10.28(27)*	Employment Agreement, effective February 17, 2021, between Eric Taranto and the Registrant

+10.29(26)*	Employment Agreement, effective April 30, 2024, between John Williams and the Registrant

+10.30(28)*	Employment Agreement, effective August 9, 2024, between Ramakumar Mayampurath and the Registrant

+10.31(29)*	Management Incentive Plan

19.1	Insider Trading Policy

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+97.1(16)	Dodd-Frank Compensation Recovery Policy

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

+ Previously filed

* Management contract or compensatory plan arrangement

** Filed with this Annual Report on Form 10-K for the year ended December 31, 2024 are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

The following materials from MKS Instruments, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, are formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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
(4)
Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-23621), filed with the Securities and Exchange Commission on December 3, 2024.
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
(12)
Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-23621), filed with the Securities and Exchange Commission on January 24, 2025.
(13)
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
(16)
Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No.000-23621), filed with the Securities and Exchange Commission on February 27, 2024.
(17)
Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-23621), filed with the Securities and Exchange Commission on May 6, 2014.
(18)
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
(23)
Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 000-23621), filed with the Securities and Exchange Commission on August 3, 2016.
(24)
Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 000-23621), filed with the Securities and Exchange Commission on August 7, 2019.
(25)
Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-23621), filed with the Securities and Exchange Commission on October 29, 2021.
(26)
Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (File No. 000-23621), filed with the Securities and Exchange Commission on August 8, 2024.
(27)
Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No.000-23621), filed with the Securities and Exchange Commission on February 23, 2021.
(28)
Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (File No. 000-23621), filed with the Securities and Exchange Commission on November 7, 2024.
(29)
Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-23621), filed with the Securities and Exchange Commission on February 11, 2022.
(b)
Exhibits

MKS hereby files as exhibits to its Annual Report on Form 10-K those exhibits listed in Item 15(a) above.

Item 16. Form 10-K Summary

Not applicable.

MKS Instruments, Inc.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in millions)

		Additions
Description	Balance at Beginning of Year	Acquisition Beginning Balance	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Valuation allowance on deferred tax asset:
Years ended December 31,
2024	$190	$—	$2	$—	$(41)	$151
2023	$181	$—	$12	$—	$(3)	$190
2022	$26	$156	$—	$—	$(1)	$181

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2024 to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of February 2025.

MKS INSTRUMENTS, INC.

By:	/s/ John T.C. Lee

John T.C. Lee

President and Chief Executive Officer

(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURES	TITLE	DATE
/s/ Gerald G. Colella	Chairman of the Board of Directors	February 25, 2025
Gerald G. Colella
/s/ John T.C. Lee	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2025
John T.C. Lee
/s/ Ramakumar Mayampurath	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 25, 2025
Ramakumar Mayampurath
/s/ Michelle M. McCarthy	Vice President and Chief Accounting Officer (Principal Accounting Officer) Director	February 25, 2025
Michelle M. McCarthy
/s/ Rajeev Batra		February 25, 2025
Rajeev Batra
/s/ Peter J. Cannone III	Director	February 25, 2025
Peter J. Cannone III
/s/ Joseph B. Donahue	Director	February 25, 2025
Joseph B. Donahue
/s/ Wissam G. Jabre	Director	February 25, 2025
Wissam G. Jabre
/s/ Jacqueline F. Moloney	Director	February 25, 2025
Jacqueline F. Moloney
/s/ Elizabeth A. Mora	Director	February 25, 2025
Elizabeth A. Mora
/s/ Michelle M. Warner	Director	February 25, 2025
Michelle M. Warner