Form 10-Q
period 2025-06-30
MKS INC
filed 2025-08-07
CIK 1049502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-23621

MKS INC.

(Exact name of registrant as specified in its charter)

Massachusetts	04-2277512
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2 Tech Drive, Andover, Massachusetts	01810
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (978) 645-5500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	MKSI	Nasdaq Global Select Market

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

As of July 29, 2025, the registrant had 67,159,003 shares of common stock outstanding.

MKS INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MKS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

(Unaudited)

ASSETS	June 30, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$674	$714
Trade accounts receivable, net of allowance for doubtful accounts of $6 and $5 at June 30, 2025 and December 31, 2024, respectively	649	615
Inventories	918	893
Other current assets	243	252
Total current assets	2,484	2,474

Property, plant and equipment, net	801	771
Right-of-use assets	283	238
Goodwill	2,570	2,479
Intangible assets, net	2,267	2,272
Other assets	421	356
Total assets	$8,826	$8,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$51	$50
Accounts payable	355	341
Other current liabilities	426	384
Total current liabilities	832	775

Long-term debt, net	4,357	4,488
Non-current deferred taxes	504	504
Non-current accrued compensation	152	141
Non-current lease liabilities	258	211
Other non-current liabilities	170	149
Total liabilities	6,273	6,268
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 200 shares authorized; 67.2 and 67.4 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	2,078	2,067
Retained earnings	559	503
Accumulated other comprehensive loss	(84)	(248)
Total stockholders’ equity	2,553	2,322
Total liabilities and stockholders’ equity	$8,826	$8,590

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in millions, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenues:
Products	$848	$770	$1,668	$1,524
Services	125	117	242	231
Total net revenues	973	887	1,910	1,755
Cost of revenues:
Products	463	412	900	810
Services	57	56	113	111
Total cost of revenues (exclusive of amortization shown separately below)	520	468	1,013	921
Gross profit	453	419	897	834
Research and development	76	66	145	136
Selling, general and administrative	175	161	361	331
Acquisition and integration costs	—	2	—	3
Restructuring and other	5	2	21	5
Fees and expenses related to amendments to the Term Loan Facility	—	—	2	3
Amortization of intangible assets	62	61	122	123
Income from operations	135	127	246	233
Interest income	(4)	(5)	(7)	(11)
Interest expense	55	79	108	166
Loss on extinguishment of debt	2	38	5	47
Other expense (income), net	10	(7)	9	(10)
Income before income taxes	72	22	131	41
Provision (benefit) for income taxes	10	(1)	17	4
Net income	$62	$23	$114	$37
Other comprehensive income (loss), net of tax:
Changes in value of financial instruments designated as cash flow hedges	$(9)	$2	$(25)	$33
Foreign currency translation adjustments	190	(52)	245	(166)
Change in net investment hedge	(40)	8	(60)	28
Unrecognized pension gain (loss)	—	—	4	8
Unrealized gain on investments	—	2	—	3
Total comprehensive income (loss)	$203	$(17)	$278	$(57)
Net income per share:
Basic	$0.92	$0.34	$1.69	$0.56
Diluted	$0.92	$0.33	$1.69	$0.55
Weighted average common shares outstanding:
Basic	67.2	67.3	67.3	67.2
Diluted	67.4	67.5	67.5	67.5

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share data)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Equity
Balance at December 31, 2024	67.4	$0.1	$2,067	$503	$(248)	$2,322
Net issuance under stock-based plans	—		(5)			(5)
Stock-based compensation			22			22
Stock repurchase	(0.5)		(17)	(28)		(45)
Cash dividend ($0.22 per common share)				(15)		(15)
Comprehensive income (net of tax):
Net income				52		52
Other comprehensive income					23	23
Balance at March 31, 2025	66.9	0.1	2,067	512	(225)	2,354
Net issuance under stock-based plans	0.3		—			—
Stock-based compensation			12			12
Cash dividend ($0.22 per common share)				(15)		(15)
Comprehensive income (net of tax):
Net income				62		62
Other comprehensive income					141	141
Balance at June 30, 2025	67.2	$0.1	$2,078	$559	$(84)	$2,553

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Equity
Balance at December 31, 2023	66.9	$0.1	$2,195	$373	$(96)	$2,472
Net issuance under stock-based plans	0.2		(9)			(9)
Stock-based compensation			15			15
Cash dividend ($0.22 per common share)				(15)		(15)
Comprehensive income (loss) (net of tax):
Net income				15		15
Other comprehensive loss					(54)	(54)
Balance at March 31, 2024	67.1	0.1	2,201	373	(150)	2,424
Net issuance under stock-based plans	0.2		(2)			$(2)
Stock-based compensation			11			11
Purchase of capped calls related to Convertible Notes			(167)			(167)
Cash dividend ($0.22 per common share)				(15)		(15)
Comprehensive income (loss) (net of tax):
Net income				23		23
Other comprehensive loss					(40)	(40)
Balance at June 30, 2024	67.3	$0.1	$2,042	$381	$(190)	$2,233

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$114	$37
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	172	175
Unrealized loss (gain) on foreign currency and derivative instruments	4	—
Amortization of debt issuance costs and original issue discount	13	16
Loss on extinguishment of debt	5	47
Stock-based compensation	34	26
Provision for excess and obsolete inventory	27	25
Deferred income taxes	(80)	(95)
Other	—	4
Changes in operating assets and liabilities:
Trade accounts receivable	(10)	(11)
Inventories	(24)	13
Other current and non-current assets	11	23
Accounts payable	4	(30)
Current and non-current accrued compensation	31	(48)
Income taxes payable	19	33
Other current and non-current liabilities	(14)	(26)
Net cash provided by operating activities	306	189
Cash flows from investing activities:
Proceeds from sale of long-lived assets	2	1
Purchases of property, plant and equipment	(47)	(45)
Net cash used in investing activities	(45)	(44)
Cash flows from financing activities:
Repurchase of common stock	(45)	—
Proceeds from borrowing	—	2,161
Payments of borrowings	(225)	(2,075)
Purchase of capped calls related to Convertible Notes	—	(167)
Payments of deferred financing fees	—	(33)
Dividend payments	(30)	(30)
Net payments related to employee stock awards	(5)	(11)
Other financing activities	(4)	(4)
Net cash used in financing activities	(309)	(159)
Effect of exchange rate changes on cash and cash equivalents	8	(11)
Decrease in cash and cash equivalents	(40)	(25)
Cash and cash equivalents at beginning of period	714	875
Cash and cash equivalents at end of period	$674	$850

Supplemental noncash financing activities
Right of use assets obtained in exchange for new finance lease liabilities	$46	$12

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

(1)
Basis of Presentation

The terms “MKS” and the “Company” refer to MKS Inc., formerly known as MKS Instruments, Inc., and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim financial data as of June 30, 2025, and for the three and six months ended June 30, 2025, are unaudited; however, in the opinion of MKS, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet presented as of December 31, 2024 has been derived from the consolidated audited financial statements as of that date. The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the MKS Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 25, 2025.

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

Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public companies to disclose, in interim and annual reporting periods, additional disaggregated information about certain income statement expense line items in the notes to financial statements. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statement disclosures; however, adoption will not impact its consolidated balance sheets, cash flows or income statements.

(3)
Revenue from Contracts with Customers

Contract assets as of June 30, 2025 and December 31, 2024 were $39 and $30, respectively. A roll forward of the Company’s deferred revenue and customer advances was as follows:

	Six Months Ended
	June 30, 2025	June 30, 2024
Beginning of period(1)	$73	$79
Additions to deferred revenue and customer advances	89	60
Amount of deferred revenue and customer advances recognized in income	(80)	(72)
End of period(2)	$82	$67

(1)
Beginning deferred revenue and customer advances balances as of January 1, 2025 included $71 of current deferred revenue and customer advances, and $2 of long-term deferred revenue. Beginning deferred revenue and customer advances balances as of January 1, 2024 included $77 of current deferred revenue and customer advances and $2 of long-term deferred revenue.
(2)
Ending deferred revenue and customer advances balances as of June 30, 2025 included $78 of current deferred revenue and customer advances and $4 of long-term deferred revenue. Ending deferred revenue and customer advances balances as of June 30, 2024 included $65 of current deferred revenue and customer advances and $2 of long-term deferred revenue.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Semiconductor	$432	$369	$846	$720
Electronics and Packaging	266	229	519	437
Specialty Industrial	275	289	545	598
Total net revenues	$973	$887	$1,910	$1,755

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

MKS INC.

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

Assets and liabilities of the Company are measured at fair value on a recurring basis as of June 30, 2025, and are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$171	$171	$—	$—
Time deposits	5	—	5	—
Equity securities	2	2	—	—
Available-for-sale securities:
Group insurance contracts	7	—	7	—
Derivatives
Foreign exchange forward contracts	2	—	2	—
Interest rate swaps - non-current	12	—	12	—
Pension and deferred compensation plan assets	22	—	22	—
Total assets	$221	$173	$48	$—
Liabilities:
Derivatives
Foreign exchange forward contracts-current	$4	$—	$4	$—
Interest rate swaps - current	6	—	6	—
Total liabilities	$10	$—	$10	$—
Reported as follows:
Assets:
Cash and cash equivalents(1)	$176	$171	$5	$—
Other current assets	2	—	2	—
Total current assets	$178	$171	$7	$—
Other assets	$43	$2	$41	$—
Liabilities:
Other current liabilities	$10	$—	$10	$—

(1)
The cash and cash equivalents amount presented in the table above does not include cash of $498 as of June 30, 2025.

MKS INC.

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

(1)
The cash and cash equivalents amount presented in the table above does not include cash of $420 as of December 31, 2024.

Other Fair Value Disclosures

The estimated carrying value and fair value of the Company’s debt were as follows:

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	$3,102	$3,112	$3,249	$3,262
Convertible Notes	1,400	1,385	1,400	1,357
Total	$4,502	$4,497	$4,649	$4,619

The estimated fair value of the Company’s Term Loan Facility, as defined and further described in Note 8, was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy. The estimated fair value of the Company’s Convertible Notes, as defined and further described in Note 8, was determined based on the last traded price of the Convertible Notes for the period ended June 30, 2025, and falls under Level 2 of the fair value hierarchy.

Money Market Funds

Money market funds are cash and cash equivalents and are classified within Level 1 of the fair value hierarchy.

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Pension and Deferred Compensation Plan Assets

The pension and deferred compensation plan assets represent investments in mutual funds, exchange traded funds, government securities and other time deposits. These investments are set aside for retirement benefits for employees of certain of the Company’s subsidiaries.

Derivatives

As a result of the Company’s global operating activities and variable interest rate borrowings, the Company is exposed to market risks from changes in foreign currency exchange rates and interest rates, which may adversely affect its operating results and financial position. When appropriate, the Company uses derivative financial instruments to minimize its exposure to risks from foreign currency exchange rate and interest rate fluctuations. The principal market in which the Company executes its foreign currency and interest rate contracts is the institutional market in an over-the-counter environment with a relatively high level of price transparency. The market participants are typically large commercial banks. The contracts are valued using broker quotations or market transactions.

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

The following table summarizes the net notional values of foreign exchange forward contracts outstanding:

	June 30, 2025	December 31, 2024
Designated as cash flow hedging instruments:
Foreign exchange forward contracts - cash flow hedges	$40	$74
Not designated as cash flow hedging instruments:
Foreign exchange forward contracts - balance sheet hedges	$256	$154

As of June 30, 2025, the South Korean won, Canadian dollar and Japanese yen were the largest notional contracts designated as cash flow hedging instruments. As of December 31, 2024, the Japanese yen and South Korean won were the largest notional contracts designated as cash flow hedging instruments.

As of June 30, 2025, the Euro, Chinese yuan and British pound were the largest notional contracts for balance sheet hedges not designated as cash flow hedging instruments. As of December 31, 2024, the Chinese yuan and British pound were the largest notional contracts for balance sheet hedges not designated as cash flow hedging instruments.

Net Investment Hedge

On January 1, 2023, the Company designated certain Euro-denominated debt as a net investment hedge to hedge a portion of its net investments in certain of its entities with functional currencies denominated in the Euro. On January 22, 2024, the Company prepaid its USD Tranche A in full using, in part, a €250 incremental borrowing under its Euro Tranche B, each as defined and further described in Note 8. On January 22, 2024, the Company designated the additional €250 of its Euro Tranche B as a net investment hedge. As of June 30, 2025, the total principal amount outstanding under its Euro Tranche B

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

was €591 and the entire balance was designated as a net investment hedge. As of December 31, 2024, the total principal amount outstanding under its Euro Tranche B was €596 and the entire balance was designated as a net investment hedge. For these net investment hedges, the Company records foreign currency remeasurement gains and losses within a component of OCI. Recognition in earnings of amounts previously recorded in accumulated OCI is limited to circumstances such as complete or substantially complete liquidation or sale of the net investment in the hedged foreign operations.

Interest Rate Agreements

The Company has various interest rate swap agreements, which are cash-flow hedges, maturing through January 31, 2029, that exchange a one-month forward-looking term rate based on the variable secured overnight financing rate (“Term SOFR”) paid on the outstanding balance of its USD Term Loan Facility, as defined and further described in Note 8, to a fixed rate. The notional value of the agreements was $1,900 and $2,600 as of June 30, 2025 and December 31, 2024, respectively. The Company acquired USD London Interbank Offered Rate interest rate cap agreements as a result of its acquisition of Atotech Limited (“Atotech”) on August 17, 2022 (the “Atotech Acquisition”), and utilized these agreements to offset Term SOFR on its Term Loan Facility. The interest rate cap agreements expired on January 31, 2024.

The interest rate swaps are recorded at fair value on the balance sheet and changes in the fair value are recognized in OCI. To the extent these arrangements are no longer effective hedges, the hedging relationship will be discontinued and changes in the fair value of the hedging instruments from the last assessment period that were effective up to the current period will be recorded immediately in earnings. Amounts previously recorded in OCI will remain in OCI and will be reclassified to earnings when the interest payments impact consolidated earnings. If the Company determines that the interest payments are unlikely to occur, amounts previously recorded in OCI will be reclassified to earnings immediately. Changes in the fair value of interest rate caps were recorded immediately in earnings, as the Company did not designate these instruments as hedges and therefore these instruments did not qualify for hedge accounting. The cash flows resulting from interest rate agreements were classified in cash flows from operating activities in the condensed consolidated statements of cash flows.

The following table summarizes the net (losses) gains on derivatives designated as cash flow hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Foreign exchange forward contracts-cash flow hedges:
Net (losses) gains recognized in OCI, net of tax	$(3)	$2	$(4)	$8
Net gains (losses) reclassified from accumulated OCI into cost of revenues	$2	$2	$4	$1
Interest rate hedges:
Net (losses) gains recognized in OCI, net of tax	$(6)	$—	$(21)	$25
Net gains (losses) reclassified from accumulated OCI into interest expense	$5	$16	$12	$33

The Company expects an immaterial amount to be reclassified from accumulated OCI into cost of revenues during the next 12 months related to foreign exchange forward contracts. The Company expects a net gain of approximately $9 to be reclassified from accumulated OCI into interest expense during the next 12 months related to interest rate hedges.

The following table summarizes the net (losses) gains on derivatives not designated as hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (losses) gains recognized in other expense (income), net	$(5)	$1	$(4)	$(3)

The interest rate caps resulted in a reduction of $3 to interest expense in the six months ended June 30, 2024.

Derivative instruments are subject to master netting arrangements. However, the Company has elected to record these contracts on a gross basis in the condensed consolidated balance sheet. The location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheet is disclosed in Note 4.

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

(6)
Inventories

Inventories consist of the following:

	June 30, 2025	December 31, 2024
Raw materials	$642	$618
Work-in-process	105	97
Finished goods	171	178
Total	$918	$893

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

Goodwill associated with each of the Company’s reportable segments was as follows:

	VSD	PSD	MSD	Total
Reportable segment:
Gross goodwill at December 31, 2024	$358	$1,003	$2,951	$4,312
Foreign currency translation adjustments	1	8	82	91
Gross goodwill at June 30, 2025	359	1,011	3,033	4,403

Accumulated goodwill impairment at December 31, 2024	(141)	(390)	(1,302)	(1,833)
Impairment charge	—	—	—	—
Accumulated goodwill impairment at June 30, 2025	(141)	(390)	(1,302)	(1,833)

Goodwill, net of accumulated impairment and foreign currency translation adjustments at June 30, 2025	$218	$621	$1,731	$2,570

Intangible Assets

The Company’s intangible assets were comprised of the following:

As of June 30, 2025	Gross	Accumulated Impairment Charges	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology	$1,268	$(152)	$(541)	$(2)	$573
Customer relationships	2,072	(1)	(548)	(4)	1,519
Patents, trademarks, trade names and other	381	(63)	(136)	(7)	175
	$3,721	$(216)	$(1,225)	$(13)	$2,267

As of December 31, 2024	Gross	Accumulated Impairment Charges	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology	$1,268	$(152)	$(496)	$(31)	$589
Customer relationships	2,072	(1)	(477)	(86)	1,508
Patents, trademarks, trade names and other	381	(63)	(130)	(13)	175
	$3,721	$(216)	$(1,103)	$(130)	$2,272

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Aggregate amortization expense related to acquired intangible assets for the six months ended June 30, 2025 and 2024 was $122 and $123, respectively.

Aggregate amortization expense related to acquired intangible assets for future years is as follows:

Year	Amount
2025 (remaining)	$126
2026	248
2027	247
2028	246
2029	244
2030	238
Thereafter	862

The Company excluded from the above table intangible assets of $56 of indefinite-lived trademarks and trade names, which were not subject to amortization.

(8)
Debt

The Company’s outstanding debt was as follows:

	June 30, 2025	December 31, 2024
Short-term debt:
Term Loan Facility	$51	$50
Long-term debt:
Term Loan Facility	$3,051	$3,199
Debt issuance costs - Term Loan Facility	(70)	(85)
Term Loan Facility, net	2,981	3,114
Convertible Notes	1,400	1,400
Debt issuance costs - Convertible Notes	(24)	(26)
Convertible Notes, net	1,376	1,374
Total long-term debt, net	$4,357	$4,488

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

As of June 30, 2025, after giving effect to all amendments and repayments prior to such date, the Amended Credit Agreement provided for (i) the Term Loan Facility comprised of two tranches: the USD Tranche B in an outstanding principal amount of $2,409 and the Euro Tranche B in an outstanding principal amount of €591 and (ii) the Revolving Facility with aggregate commitments of $675.

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

As of June 30, 2025, borrowings under the Credit Facilities bore interest at a rate per annum equal to, at the Company’s option, any of the following, plus, in each case, an applicable margin: (a) with respect to the Revolving Facility and the USD Tranche B, (x) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the prime rate quoted in The Wall Street Journal, or (3) a forward-looking term rate based on Term SOFR (plus an applicable credit spread adjustment) for an interest period of one month, plus 1.00%; and (y) a Term SOFR rate (plus an applicable credit spread adjustment) for the interest period relevant to such borrowing, subject to a rate floor of (I) with respect to the USD Tranche B, 0.50% and (II) with respect to the Revolving Facility, 0.0%; and (b) with respect to the Euro Tranche B, a Euro Interbank Offered Rate (“EURIBOR”) rate determined by reference to the costs of funds for Euro deposits for the interest period relevant to such borrowing adjusted for certain additional costs, subject to a EURIBOR rate floor of 0.0%. As of June 30, 2025, the applicable margins for borrowings under the Credit Facilities were (i) under the USD Tranche B, 1.00% with respect to base rate borrowings and 2.00% with respect to Term SOFR borrowings, (ii) under the Euro Tranche B, 2.50% and (iii) under the Revolving Facility, 1.50% with respect to base rate borrowings and 2.50% with respect to Term SOFR borrowings.

In addition to paying interest on outstanding principal under the Credit Facilities, the Company is required to pay a commitment fee in respect of the unutilized commitments under the Revolving Facility. The commitment fee is subject to adjustment based on the Company’s first lien net leverage ratio as of the end of the preceding fiscal quarter. The Company must also pay customary letter of credit fees and agency fees. As of June 30, 2025, the commitment fee was 0.25% per annum.

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

On January 24, 2025, concurrently with the effectiveness of the Fifth Amendment, the Company made a voluntary prepayment of $100 principal amount to the USD Tranche B loan.

On June 27, 2025, the Company made a voluntary prepayment of $100 principal amount to the USD Tranche B loan.

On August 1, 2025, the Company made a voluntary prepayment of $100 principal amount to the USD Tranche B loan.

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

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The Amended Credit Agreement contains customary representations and warranties, covenants and provisions relating to events of default. If an event of default occurs, the lenders under the Credit Facilities will be entitled to take various actions, including the acceleration of amounts due under the Credit Facilities and all actions permitted to be taken by a secured creditor. As of June 30, 2025, the Company was in compliance with all covenants under the Amended Credit Agreement.

As of June 30, 2025, the weighted average interest rate of the Term Loan Facility was 5.9%. The Revolving Facility has a maturity date in August 2027 while the USD Tranche B and Euro Tranche B have a maturity date in August 2029. As of June 30, 2025, there were no borrowings under the Revolving Facility.

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

As of June 30, 2025, the Convertible Notes were classified as a long-term liability, net of issuances costs, on the condensed consolidated balance sheet. The Convertible Notes were issued at par and costs associated with the issuance of the Convertible Notes are amortized to interest expense over the contractual term of the Convertible Notes. As of June 30, 2025, the effective interest rate of the Convertible Notes was 1.56%.

MKS INC.

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

The Company’s interest expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Term Loan Facility:
Contractual interest expense	$48	$82	$98	$177
Amortization of debt issuance costs as interest expense	5	7	10	15
Total interest expense on Term Loan Facility	$53	$89	$108	$192
Convertible Notes:
Contractual interest expense	$4	$2	$9	$2
Amortization of debt issuance costs as interest expense	1	1	2	1
Total interest expense on Convertible Notes	$5	$3	$11	$3
Other interest (income) expense, net (1)	$(3)	$(13)	$(11)	$(29)
Total interest expense	$55	$79	$108	$166

(1)
Other interest (income) expense, net primarily consists of interest (income) expense related to the Company’s interest rate swap and interest rate cap agreements.

Lines of Credit and Borrowing Arrangements

Certain of the Company’s Japanese subsidiaries have lines of credit and a financing facility with various financial institutions, many of which generally expire and are renewed at three-month intervals with the remaining having no expiration date. The lines of credit and financing facility provided for aggregate borrowings as of June 30, 2025 and December 31, 2024 of up to an equivalent of $14 and $19, respectively. There were no borrowings outstanding under these arrangements at June 30, 2025 and December 31, 2024.

Contractual maturities of the Company’s debt obligations as of June 30, 2025 are as follows:

Year	Amount
2025 (remaining)	$25
2026	51
2027	51
2028	51
2029	2,924
2030	1,400

MKS INC.

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

Product warranty activities were as follows:

	Six Months Ended June 30,
	2025	2024
Beginning of period	$22	$22
Provision for product warranties	11	13
Charges to warranty liability	(10)	(12)
End of period	$23	$23

Short-term product warranties of $15 and long-term product warranties of $8, each as of June 30, 2025, are included within other current liabilities and other non-current liabilities, respectively, within the accompanying condensed consolidated balance sheet. Short-term product warranties of $14 and long-term product warranties of $9, each as of June 30, 2024, are included within other current liabilities and other non-current liabilities, respectively, within the accompanying condensed consolidated balance sheet.

(10)
Other Current Liabilities

Other current liabilities consisted of the following:

	June 30, 2025	December 31, 2024
Accrued compensation and other employee-related obligations	$153	$124
Deferred revenue and customer advances	78	71
Income taxes payable	68	64
Lease liabilities	31	31
Other	96	94
Total other current liabilities	$426	$384

(11)
Income Taxes

The Company’s effective tax rates for the three and six months ended June 30, 2025 were 13.6% and 13.0%, respectively. The Company’s effective tax rates for the three and six months ended June 30, 2025 were lower than the U.S. statutory tax rate primarily due to the U.S. deduction for foreign derived intangible income (“FDII”) and research and development credits, partially offset by foreign withholding taxes and a waiver of deductions related to U.S. base erosion payments.

The Company’s effective tax rates for the three and six months ended June 30, 2024 were (3.6%) and 8.9%, respectively. The Company’s effective tax rates for the three and six months ended June 30, 2024 were lower than the U.S. statutory tax rate primarily due to the U.S. deduction for FDII and research and development tax credits, partially offset by an increase in foreign withholding taxes and U.S. base erosion and anti-abuse tax.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law. The OBBBA includes significant changes to the U.S. tax code, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the impact of the OBBBA on its consolidated financial statements.

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

(12)
Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income	$62	$23	$114	$37
Denominator:
Shares used in net income per common share - basic	67.2	67.3	67.3	67.2
Effect of dilutive securities	0.2	0.2	0.2	0.3
Shares used in net income per common share - diluted	67.4	67.5	67.5	67.5
Net income per common share:
Basic	$0.92	$0.34	$1.69	$0.56
Diluted	$0.92	$0.33	$1.69	$0.55

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period.

Diluted net income per common share is computed by dividing the diluted net income available to common stockholders by the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. The dilutive effect of equity awards is calculated based on the average stock price for the relevant period, using the treasury stock method. In periods in which a net loss is recognized, the impact of restricted stock units (“RSUs”) is not included as they are antidilutive. The dilutive effect of the Convertible Notes is calculated under the if-converted method.

For each of the three and six months ended June 30, 2025, there were 0.2 RSUs that were antidilutive and excluded from the computation of diluted weighted-average shares. For each of the three and six months ended June 30, 2024, the Company had an immaterial quantity of RSUs that were antidilutive and excluded from the computation of diluted weighted-average shares. Shares of common stock that would have been issued if the Convertible Notes had been converted are not included in the calculation of diluted net income per common share as the Company’s share price during these periods was below the initial conversion price and inclusion would be antidilutive.

(13)
Stock-Based Compensation

Equity Incentive Plans

Stock-based awards include (i) time-based RSUs, (ii) performance-based RSUs based on the achievement of adjusted EBITDA targets, (iii) performance-based RSUs based on the Company’s total stockholder return relative to a group of peers over a three-year performance period and (iv) employee stock purchase plan rights. The Company grants RSUs to employees and directors under the 2022 Stock Incentive Plan and issues shares of common stock under the 2014 Employee Stock Purchase Plan pursuant to its employee stock purchase program.

The following tables present the activity for the RSUs:

	Six Months Ended June 30, 2025
	Quantity	Weighted Average Grant Date Fair Value Per Share
Beginning of period	0.9	$104.83
Granted	0.7	$76.98
Vested or forfeited	(0.4)	$103.39
End of period	1.2	$89.04

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

	Six Months Ended June 30, 2024
	Quantity	Weighted Average Grant Date Fair Value Per Share
Beginning of period	1.0	$98.36
Granted	0.4	$122.22
Vested or forfeited	(0.4)	$107.17
End of period	1.0	$104.59

Stock-Based Compensation Expense

The pre-tax effect of stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenues	$2	$2	$3	$3
Research and development expense	2	1	4	3
Selling, general and administrative expense	8	8	27	20
Total pre-tax stock-based compensation expense	$12	$11	$34	$26

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

During the six months ended June 30, 2025, the Company repurchased approximately 0.5 shares of its common stock for total consideration of $45. During the three months ended June 30, 2025 and the three and six months ended June 30, 2024, there were no repurchases of common stock. The Company has repurchased approximately 3.1 shares of common stock for approximately $172 pursuant to the program since its adoption.

Cash Dividends

Holders of the Company’s common stock are entitled to receive dividends when and if they are declared by the Company’s Board of Directors. During each of the first and second quarters of 2025 and 2024, the Company’s Board of Directors declared a cash dividend of $0.22 per share, each of which totaled $30 for both the six months ended June 30, 2025 and 2024.

On August 4, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.22 per share to be paid on September 5, 2025 to stockholders of record as of August 25, 2025.

Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of the Company’s Board of Directors.

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

(15)
Business Segment, Geographic Area and Product Information

Reportable Segments and Products

The Company’s Chief Operating Decision Maker (the “CODM”), which is the Company’s Chief Executive Officer, utilizes financial information to make decisions about allocating resources and assessing performance for the entire Company, which is used in the decision-making process to assess performance. The Company has a diverse base of customers across its three end markets, semiconductor, electronics and packaging, and specialty industrial. Segment gross margin is the primary measure used by the CODM to assess segment performance and allocate resources. Gross margin, among other measures, is utilized when making decisions about capital and personnel allocations across segments.

The Company has three reportable segments, VSD, PSD and MSD as described below.

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

The following tables set forth the details of gross profit by reportable segment and the reconciliation to income before income taxes:

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

	Three Months Ended June 30, 2025
	VSD	PSD	MSD	Total
Product	$334	$204	$310	$848
Services	73	39	13	125
Revenues by segment	407	243	323	973
Total cost of revenues (exclusive of amortization shown separately below)(1)	229	140	149	518
Segment gross profit	178	103	174	455
Segment gross profit percentage	43.7%	42.4%	53.9%	46.8%
Reconciliation to income before income taxes
Operating expenses:
Research and development				76
Selling, general and administrative				175
Restructuring and other				5
Amortization of intangible assets				62
Unallocated corporate expenses				2
Income from operations				135
Interest income				(4)
Interest expense				55
Loss on extinguishment of debt				2
Other expense (income), net				10
Income before income taxes				$72

	Three Months Ended June 30, 2024
	VSD	PSD	MSD	Total
Product	$276	$210	$284	$770
Services	59	44	14	117
Revenues by segment	335	254	298	887
Total cost of revenues (exclusive of amortization shown separately below)(1)	193	144	131	468
Segment gross profit	142	110	167	419
Segment gross profit percentage	42.4%	43.2%	56.2%	47.3%
Reconciliation to income before income taxes
Operating expenses:
Research and development				66
Selling, general and administrative				161
Acquisition and integration costs				2
Restructuring and other				2
Amortization of intangible assets				61
Income from operations				127
Interest income				(5)
Interest expense				79
Loss on extinguishment of debt				38
Other (income) expense, net				(7)
Income before income taxes				$22

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

	Six Months Ended June 30, 2025
	VSD	PSD	MSD	Total
Product	$652	$430	$586	$1,668
Services	141	77	24	242
Revenues by segment	793	507	610	1,910
Total cost of revenues (exclusive of amortization shown separately below)(1)	440	288	280	1,008
Segment gross profit	353	219	330	902
Segment gross profit percentage	44.5%	43.3%	54.2%	47.2%
Reconciliation to income before income taxes
Operating expenses:
Research and development				145
Selling, general and administrative				361
Restructuring and other				21
Fees and expenses related to amendments to the Term Loan Facility				2
Amortization of intangible assets				122
Unallocated corporate expenses				5
Income from operations				246
Interest income				(7)
Interest expense				108
Loss on extinguishment of debt				5
Other expense (income), net				9
Income before income taxes				$131

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

	Six Months Ended June 30, 2024
	VSD	PSD	MSD	Total
Product	$550	$424	$550	$1,524
Services	118	83	30	231
Revenues by segment	668	507	580	1,755
Total cost of revenues (exclusive of amortization shown separately below)(1)	381	280	256	917
Segment gross profit	287	227	324	838
Segment gross profit percentage	43.0%	44.8%	55.9%	47.5%
Reconciliation to income before income taxes
Operating expenses:
Research and development				136
Selling, general and administrative				331
Acquisition and integration costs				3
Restructuring and other				5
Fees and expenses related to amendments to the Term Loan Facility				3
Amortization of intangible assets				123
Unallocated corporate expenses				4
Income from operations				233
Interest income				(11)
Interest expense				166
Loss on extinguishment of debt				47
Other (income) expense, net				(10)
Income before income taxes				$41

(1)
The significant expense category and amount align with the segment-level information that is regularly provided to the CODM.

The following table sets forth capital expenditures by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
VSD	$19	$5	$27	$11
PSD	4	12	7	20
MSD	6	9	13	14
Total capital expenditures	$29	$26	$47	$45

The following table sets forth depreciation and amortization by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
VSD	$11	$11	$22	$23
PSD	13	12	25	25
MSD	63	63	125	127
Total depreciation and amortization	$87	$86	$172	$175

The following tables set forth segment assets by reportable segment:

June 30, 2025	Accounts receivable, net	Inventories	Total
VSD	$212	$500	$712
PSD	172	262	434
MSD	265	156	421
Total segment assets	$649	$918	$1,567

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

December 31, 2024	Accounts receivable, net	Inventories	Total
VSD	$200	$488	$688
PSD	168	260	428
MSD	247	145	392
Total segment assets	$615	$893	$1,508

The following table reconciles total segment assets to total assets:

	June 30, 2025	December 31, 2024
Total segment assets	$1,567	$1,508
Cash and cash equivalents	674	714
Other current assets	243	252
Property, plant and equipment, net	801	771
Right-of-use assets	283	238
Goodwill and intangible assets, net	4,837	4,751
Other assets	421	356
Total assets	$8,826	$8,590

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

	Three Months Ended June 30,		Six Months Ended June 30,
Net revenues:	2025	2024	2025	2024
United States	$187	$202	$364	$421
China	219	199	438	369
South Korea	122	82	225	170
Singapore	72	55	135	111
Taiwan	66	62	126	110
Japan	59	55	127	112
Other	248	232	495	462
	$973	$887	$1,910	$1,755

(16)
Restructuring and Other

The Company recorded restructuring and other charges of $5 and $21 during the three and six months ended June 30, 2025, respectively, primarily related to severance costs incurred as a result of a cost saving initiative implemented during the first quarter of 2025, mainly in the general metal finishing business within MSD. The Company recorded restructuring and other charges of $2 and $5 during the three and six months ended June 30, 2024, respectively, primarily related to severance costs incurred as a result of a global cost-saving initiative implemented in the fourth quarter of 2023.

The activity related to the Company’s restructuring accrual is shown below:

	Six Months Ended June 30,
	2025	2024
Beginning of period	$3	$9
Charged to expense	19	4
Payments and adjustments	(7)	(6)
End of period	$15	$7

MKS INC.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding the future financial performance, business prospects and growth of MKS Inc., formerly known as MKS Instruments, Inc. (“MKS,” the “Company,” “our,” or “we”). These statements are only predictions based on current assumptions and expectations. Any statements that are not statements of historical fact (including statements containing the words “will,” “projects,” “intends,” “believes,” “plans,” “anticipates,” “expects,” “estimates,” “forecasts,” “continues” and similar expressions) should be considered forward-looking statements. Actual events or results may differ materially from those in the forward-looking statements set forth herein.

Among the important factors that could cause actual events to differ materially from those in the forward-looking statements that we make are the level and terms of our substantial indebtedness and our ability to service such debt; our entry into the chemicals technology business through our acquisition of Atotech Limited (“Atotech”) in August 2022 (the “Atotech Acquisition”) which has exposed us to significant additional liabilities; the risk that we are unable to realize the anticipated benefits of the Atotech Acquisition; risks related to cybersecurity, data privacy and intellectual property; competition from larger, more advanced or more established companies in our markets; the ability to successfully grow our business, including through growth of the Atotech business and financial risks associated with that acquisition and potential future acquisitions, including goodwill and intangible asset impairments; manufacturing and sourcing risks, including those associated with limited and sole source suppliers and the impact and duration of supply chain disruptions, component shortages, and price increases; changes in global demand; risks associated with doing business internationally, including geopolitical conflicts, such as the conflict in the Middle East, trade compliance, trade protection measures, such as import tariffs by the United States or retaliatory actions taken by other countries, regulatory restrictions on our products, components or markets, particularly the semiconductor market, and unfavorable currency exchange and tax rate fluctuations, which risks become more significant as we grow our business internationally and in China specifically; conditions affecting the markets in which we operate, including fluctuations in capital spending in the semiconductor, electronics manufacturing and automotive industries, and fluctuations in sales to our major customers; disruptions or delays from third-party service providers upon which our operations may rely; the ability to anticipate and meet customer demand; the challenges, risks and costs involved with integrating or transitioning global operations of the companies we have acquired; risks associated with the attraction and retention of key personnel; potential fluctuations in quarterly results; dependence on new product development; rapid technological and market change; acquisition strategy; volatility of stock price; risks associated with chemical manufacturing and environmental regulation compliance; risks related to defective products; financial and legal risk management; and the other important factors described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission on February 25, 2025 (“Annual Report”), Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2025 and any subsequent Quarterly Reports on Form 10-Q. We are under no obligation to, and expressly disclaim any obligation to, update or alter these forward-looking statements, whether as a result of new information, future events or otherwise, even if subsequent events cause our views to change.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations describes principal factors affecting the results of operations, financial condition, cash flows and liquidity, as well as our critical accounting policies and estimates that require significant judgment and thus have the most significant potential impact on our condensed consolidated financial statements, and is intended to better allow investors to view the Company from management’s perspective. This section focuses on material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of our future operating results or of our future financial condition. This section provides an analysis of our financial results for the three months ended June 30, 2025 compared to the three months ended March 31, 2025, and the six months ended June 30, 2025 compared to the six months ended June 30, 2024. As a result of rounding, there may be immaterial differences in amounts presented and certain calculations may not sum to the total number expressed in each category or tie to a corresponding schedule.

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

Recent Developments

The U.S. administration has imposed a series of tariffs on U.S. trading partners to address trade imbalances, cross-border issues, and other foreign policy disputes that have been met with both real and threatened retaliatory measures by impacted countries. We continue to closely monitor these developments, modifications and responsive actions and have implemented contingency plans, including alternative sourcing strategies and supplier diversification, to support supply chain continuity, maintain operational efficiency, and help mitigate potential future impacts.

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

Markets

Net Revenues by End Market

	Three Months Ended				Six Months Ended
(Dollars in millions)	June 30, 2025	% Total	March 31, 2025	% Total	June 30, 2025	% Total	June 30, 2024	% Total
Semiconductor	$432	44%	$413	44%	$846	44%	$720	41%
Electronics and Packaging	266	27%	253	27%	519	27%	437	25%
Specialty Industrial	275	28%	270	29%	545	29%	598	34%
Total net revenues	$973	100%	$936	100%	$1,910	100%	$1,755	100%

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

For the three months ended June 30, 2025, net revenues in our semiconductor market increased by $19 million, or 5%, compared to the prior quarter due to an increase in sales of our semiconductor capital equipment at VSD related to strength in logic and foundry applications, upgrades to support existing NAND memory production and increased service revenues. In addition, net revenues in the semiconductor market were also favorably impacted by foreign currency exchange rates as the U.S. dollar weakened against most major currencies.

For the six months ended June 30, 2025, net revenues in our semiconductor market increased by $126 million, or 18%, compared to the same period in the prior year. The increase was mainly due to an increase in sales of our semiconductor capital equipment at VSD related to strength in logic and foundry applications, upgrades to support existing NAND memory production and increased services revenues.

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

For the three months ended June 30, 2025, net revenues in our electronics and packaging market increased by $13 million, or 5%, compared to the prior quarter primarily due to an increase in chemistry sales in the electronics market at MSD, mainly as a result of seasonally lower sales in the first quarter due to the Lunar New Year, partially offset by lower sales of PCB via drilling systems at PSD. Net revenues were also favorably impacted by foreign currency exchange rates.

For the six months ended June 30, 2025, net revenues in our electronics and packaging market increased by $82 million, or 19%, compared to the same period in the prior year. This increase was primarily due to higher sales of PCB via drilling systems at PSD and an increase in both chemistry and equipment sales at MSD.

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

For the three months ended June 30, 2025, net revenues in our specialty industrial market increased by $5 million, or 2%, compared to the prior quarter mainly due to higher chemistry sales in the automotive market at MSD as a result of seasonally lower sales in the first quarter due to the Lunar New Year, as well as higher revenue in our general industrial market at MSD. Net revenues in the specialty industrial market were also favorably impacted by foreign currency exchange rates.

For the six months ended June 30, 2025, net revenues in our specialty industrial market decreased by $53 million, or 9%, compared to the same period in the prior year. This decrease was mainly due to lower chemistry sales in the automotive market at MSD, lower revenues in the general industrial market at VSD and MSD as well as lower revenues across the material processing, metrology and spectroscopy markets at PSD. These decreases were partially offset by higher revenue in the general industrial market at PSD.

International Markets

Starting in the second quarter of 2024, we changed our basis of reporting geographical net revenues from the location in which the sale originated to the shipped-to location of the end customer. Prior periods have been recast to reflect this change, which was made to better align with how management reviews geographical net revenues.

A significant portion of our net revenues is from sales to customers in international markets. For the six months ended June 30, 2025 and 2024, international net revenues accounted for approximately 81% and 76% respectively, of our total net revenues. A significant portion of our international net revenues was from customers in China, South Korea, Singapore, Taiwan and Japan. We expect international net revenues will continue to account for a significant percentage of total net revenues for the foreseeable future.

Long-lived assets located outside of the United States accounted for approximately 63% and 59% of our total long-lived assets as of June 30, 2025 and December 31, 2024, respectively. Long-lived assets include property, plant and equipment, net, right-of-use assets and certain other assets.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total net revenues of certain line items included in our condensed consolidated statements of operations and comprehensive income (loss) data:

	Three Months Ended		Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Net revenues:
Product	87.2%	87.5%	87.3%	86.8%
Service	12.8	12.5	12.7	13.2
Total net revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product revenues	47.6	46.7	47.1	46.2
Cost of service revenues	5.9	5.9	5.9	6.3
Total cost of revenues (exclusive of amortization shown separately below)	53.4	52.6	53.0	52.5
Gross profit	46.6	47.4	47.0	47.5
Research and development	7.8	7.5	7.6	7.7
Selling, general and administrative	18.0	19.8	18.9	18.9
Acquisition and integration costs	—	—	—	0.2
Restructuring and other	0.5	1.7	1.1	0.3
Fees and expenses related to amendments to the Term Loan Facility	—	0.2	0.1	0.2
Amortization of intangible assets	6.4	6.4	6.4	7.0
Income from operations	13.9	11.8	12.9	13.3
Interest income	(0.4)	(0.3)	(0.4)	(0.6)
Interest expense	5.7	5.7	5.7	9.5
Loss on extinguishment of debt	0.2	0.3	0.3	2.7
Other expense (income), net	1.0	(0.1)	0.5	(0.6)
Income before income taxes	7.4	6.3	6.9	2.3
Provision for income taxes	1.0	0.7	0.9	0.2
Net income	6.4%	5.6%	6.0%	2.1%

The following table sets forth our net revenues for products and services:

Net Revenues

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Product	$848	$819	$1,668	$1,524
Service	125	117	242	231
Total net revenues	$973	$936	$1,910	$1,755

For the three months ended June 30, 2025, net product revenues increased $29 million compared to the prior quarter primarily due to increases in sales in our semiconductor market at VSD, higher chemistry sales in the electronics and packaging and specialty industrial markets at MSD and the favorable impact of foreign currency exchange rates, partially offset by decreases in sales of PCB via drilling systems in the electronics and packaging market at PSD.

For the six months ended June 30, 2025, net product revenues increased $144 million compared to the same period in the prior year, as a result of increases in sales in our semiconductor and electronics and packaging markets, offset by decreases in sales in our specialty industrial market. The increase in net product revenues in the semiconductor market was mainly due to increases in sales in semiconductor capital equipment at VSD related to strength in logic and foundry applications and upgrades to support existing NAND memory production. The increase in product revenues in our electronics and packaging market was mainly due to higher sales of PCB via drilling systems at PSD and higher equipment and chemistry sales at MSD. The decrease in product revenues in our specialty industrial market was mainly due to lower chemistry sales in the automotive market at MSD as well as lower revenues in the general industrial market at VSD and MSD and lower revenues across the material processing, metrology and spectroscopy markets at PSD.

Net service revenues consisted mainly of fees for services related to the maintenance and repair of our products, sales of spare parts, and installation and training. For the three months ended June 30, 2025, net service revenues increased $8 million compared to the prior quarter mainly as a result of higher demand in our semiconductor market at VSD and the favorable impact of foreign currency exchange rates.

For the six months ended June 30, 2025, net service revenues increased $11 million compared to the same period in the prior year, primarily due to higher demand in our semiconductor market at VSD, partially offset by lower demand in our electronics and packaging market at PSD and MSD.

The following table sets forth our net revenues by reportable segment:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Vacuum Solutions Division	$407	$386	$793	$668
Photonics Solutions Division	243	263	507	507
Materials Solutions Division	323	287	610	580
Total net revenues	$973	$936	$1,910	$1,755

For the three months ended June 30, 2025, net revenues from VSD increased $21 million compared to the prior quarter mainly due to increased product revenues of our semiconductor capital equipment related to strength in logic and foundry applications and upgrades to support existing NAND memory production, as well as increased service revenues and favorable impacts of foreign currency exchange rates. For the six months ended June 30, 2025, net revenues from VSD increased $125 million compared to the same period in the prior year, mainly due to increased product revenues of our semiconductor capital equipment related to strength in logic and foundry applications, upgrades to support existing NAND memory production and increased service revenues. This was partially offset by decreases in sales in the specialty industrial market.

For the three months ended June 30, 2025, net revenues from PSD decreased $20 million compared to the prior quarter mainly due to lower sales of PCB via drilling systems in our electronics and packaging market partially offset by favorable impacts of foreign currency exchange rates. For the six months ended June 30, 2025, net revenues from PSD were flat compared to the same period in the prior year. Decreases in sales in material processing, metrology and spectroscopy within our specialty industrial market, as well as lower sales in the semiconductor market were offset by higher sales of PCB via drilling systems in our electronics and packaging market.

For the three months ended June 30, 2025, net revenues from MSD increased $36 million compared to the prior quarter mainly due to increased chemistry sales in our electronics and packaging market and automotive manufacturing sales in our specialty industrial market, mainly as a result of seasonally lower sales in the first quarter due to the Lunar New Year and favorable impacts of foreign currency exchange rates. For the six months ended June 30, 2025, revenues from MSD increased $30 million compared to the same period in the prior year, mainly due to higher chemistry and equipment sales in our electronics and packaging market partially offset by lower chemistry sales in our automotive manufacturing and general industrial markets as well as lower equipment service revenues in the electronics and packaging market.

The following table sets forth gross profit as a percentage of net revenues by product and service:

Gross Profit Excluding Amortization

	Three Months Ended			Six Months Ended
	June 30, 2025	March 31, 2025	% Points Change	June 30, 2025	June 30, 2024	% Points Change
(As a percentage of net revenues)
Product	45.4%	46.6%	(1.2)%	46.0%	46.9%	(0.9)%
Service	54.7%	52.9%	1.8%	53.8%	52.0%	1.8%
Total gross profit percentage	46.6%	47.4%	(0.8)%	47.0%	47.5%	(0.5)%

Gross profit as a percentage of net product revenues decreased by 1.2 percentage points for the three months ended June 30, 2025 compared to the prior quarter, primarily due to higher duty and tariff costs and unfavorable product mix, partially offset by lower excess and obsolete inventory charges.

Gross profit as a percentage of net product revenues decreased by 0.9 percentage points for the six months ended June 30, 2025 compared to the same period in the prior year, primarily due to higher duty and tariff costs and unfavorable product mix, partially offset by higher revenue volumes.

Gross profit as a percentage of net services revenues increased by 1.8 percentage points for the three months ended June 30, 2025 compared to the prior quarter, primarily due to lower scrap and variances and lower excess and obsolete inventory charges, partially offset by higher duty and tariff costs.

Gross profit as a percentage of net services revenues increased by 1.8 percentage points for the six months ended June 30, 2025 compared to the same period in the prior year, primarily due to lower scrap and variances, favorable product mix, and higher revenue volumes, partially offset by higher duty and tariff costs.

The following table sets forth gross profit as a percentage of net revenues by reportable segment:

	Three Months Ended			Six Months Ended
	June 30, 2025	March 31, 2025	% Points Change	June 30, 2025	June 30, 2024	% Points Change
(As a percentage of net revenues)
Vacuum Solutions Division	43.7%	45.3%	(1.6)%	44.5%	43.0%	1.5%
Photonics Solutions Division	42.4%	44.0%	(1.6)%	43.3%	44.8%	(1.5)%
Materials Solutions Division	53.9%	54.5%	(0.6)%	54.2%	55.9%	(1.7)%
Total gross profit percentage	46.6%	47.4%	(0.8)%	47.0%	47.5%	(0.5)%

Gross profit as a percentage of net revenues for VSD decreased for the three months ended June 30, 2025 compared to the prior quarter, primarily due to higher duty and tariff costs and unfavorable product mix, partially offset by lower excess and obsolete inventory charges. Gross profit as a percentage of net revenues for VSD increased for the six months ended June 30, 2025 compared to the same period in the prior year, primarily due to higher revenue volumes and favorable factory utilization partially offset by higher duty and tariff costs.

Gross profit as a percentage of net revenues for PSD decreased for the three months ended June 30, 2025 compared to the prior quarter, primarily due to higher duty and tariff costs and lower revenue volumes, partially offset by favorable product mix. Gross profit as a percentage of net revenues for PSD decreased for the six months ended June 30, 2025 compared to the same period in the prior year, primarily due to higher duty and tariff costs.

Gross profit as a percentage of net revenues for MSD decreased for the three months ended June 30, 2025 compared to the prior quarter, primarily due to unfavorable product mix, partially offset by lower excess and obsolete inventory charges. Gross profit as a percentage of net revenues for MSD decreased for the six months ended June 30, 2025 compared to the same period in the prior year, primarily due to unfavorable product mix and higher excess and obsolete inventory charges.

The above gross profit percentages by division exclude an immaterial amount of unallocated corporate expense included in the total gross profit percentage.

Research and Development

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Research and development	$76	$70	$145	$136

Research and development expenses increased by $6 million for the three months ended June 30, 2025 compared to the prior quarter, mainly due to an increase of $2 million in compensation-related costs, including fringe and variable compensation, and a $2 million unfavorable impact of foreign currency exchange rates. Research and development expenses increased $9 million for the six months ended June 30, 2025 compared to the same period in the prior year, primarily due to an increase of $10 million in compensation-related costs, including fringe and variable compensation.

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

Selling, General and Administrative

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Selling, general and administrative	$175	$185	$361	$331

Selling, general and administrative expenses decreased $10 million for the three months ended June 30, 2025 compared to the prior quarter, primarily due to a decrease of $10 million in compensation-related costs, mainly related to stock compensation, and $1 million of lower depreciation expense, partially offset by $4 million unfavorable impacts of foreign currency exchange rates.

Selling, general and administrative expenses increased $30 million for the six months ended June 30, 2025 compared to the same period in the prior year, primarily due to an increase of $35 million in compensation-related costs, mainly related to stock and other variable incentive compensation, and an increase of $3 million in information technology costs, partially offset by a decrease of $7 million in consulting and professional fees.

Acquisition and Integration Costs

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Acquisition and integration costs	$—	$—	$—	$3

Acquisition and integration costs incurred during 2024 were related to consulting and professional fees related to the Atotech Acquisition.

Restructuring and Other

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Restructuring and other	$5	$16	$21	$5

Restructuring and other charges during the three and six months ended June 30, 2025 and the three months ended March 31, 2025 related primarily to severance costs incurred as a result of a global cost saving initiative implemented during the first quarter of 2025, mainly in the general metals finishing business within MSD. Restructuring and other charges during the six months ended June 30, 2024, primarily related to severance costs incurred as a result of a global cost saving initiative implemented in the fourth quarter of 2023.

Fees and Expenses Related to Amendments to the Term Loan Facility

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Fees and expenses related to amendments to the Term Loan Facility	$—	$2	$2	$3

During the three months ended March 31, 2025 and six months ended June 30, 2025, we recorded fees and expenses related to the Fifth Amendment to Credit Agreement, dated as of January 24, 2025, by and among us as parent borrower, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and each lender party thereto (the “Fifth Amendment”). During the six months ended June 30, 2024 we recorded fees and expenses related to borrowing additional USD Tranche B and additional Euro Tranche B (each as defined and described further below under “Credit Facilities”) pursuant to the Second Amendment to Credit Agreement, dated as of January 22, 2024, by and among us as parent borrower, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and each lender party thereto (the “Second Amendment”).

Amortization of Intangible Assets

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Amortization of intangible assets	$62	$60	$122	$123

Amortization of intangible assets for the three months ended June 30, 2025 increased $2 million compared to the prior quarter. Amortization of intangible assets for the six months ended June 30, 2025 decreased by $1 million compared to the same period in the prior year.

Interest Expense, Net

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Interest expense, net	$51	$50	$101	$155

Interest expense, net increased by $1 million for the three months ended June 30, 2025 compared to the prior quarter, primarily as a result of the maturity of favorable interest rate swaps during the first quarter, partially offset by higher interest income.

Interest expense, net decreased by $54 million for the six months ended June 30, 2025 compared to the same period in the prior year primarily as a result of the issuance of $1.4 billion of Convertible Notes (as defined and described further below under “Convertible Notes,”) in May 2024 at a coupon rate of 1.25%, of which $1.2 billion of the proceeds were used to pay down our loans under the Term Loan Facility with an interest rate of approximately 7.8%. In addition, in July 2024, we entered into the Fourth Amendment to Credit Agreement, dated as of July 23, 2024 by and among us as parent borrower, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and each lender party thereto, and in January 2025 we entered into the Fifth Amendment, each of which decreased the applicable margin for both the USD Tranche B and EUR Tranche B by 0.25%. In addition, interest expense, net was lower for the six months ended June 30, 2025 as compared to the same period in the prior year, as a result of the voluntary prepayments of $50 million in February 2024, $50 million in April 2024, $110 million in July 2024, $216 million in October 2024, $100 million in January 2025, and

$100 million in June 2025 on loans under the Term Loan Facility. The decrease in interest expense, net was partially offset by the maturity of favorable interest rate swaps compared to the same period in the prior year.

Loss on Extinguishment of Debt

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Loss on extinguishment of debt	$2	$3	$5	$47

For the three and six months ended June 30, 2025, we recorded a loss on extinguishment of debt in connection with the voluntary prepayment in June 2025. For the three months ended March 31, 2025 and six months ended June 30, 2025, we recorded a loss on extinguishment of debt in connection with the voluntary prepayment in January 2025 and the Fifth Amendment. For the six months ended June 30, 2024, we recorded a loss on extinguishment of debt in connection with the extinguishment of our senior secured tranche A term loans using proceeds from borrowing additional USD Tranche B and additional Euro Tranche B pursuant to the Second Amendment and the issuance in May 2024 of the Convertible Notes, as defined and described further below under “Credit Facilities” as well as voluntary prepayments in February 2024 and April 2024. In each period, the loss resulted from the acceleration of deferred financing and original issue discount costs associated with our loans under the Term Loan Facility.

Other Expense (Income), Net

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Other expense (income), net	$10	$(1)	$9	$(10)

Other expense (income), net for the three and six months ended June 30, 2025, three months ended March 31, 2025 and six months ended June 30, 2024 consisted primarily of net foreign exchange and fair value gains and losses.

Provision for Income Taxes

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Provision for income taxes	$10	$7	$17	$4

Our effective tax rates for the three months ended June 30, 2025 and March 31, 2025 were 13.6% and 12.3%, respectively. Our effective tax rates for the three months ended June 30, 2025 and March 31, 2025 were lower than the U.S. statutory tax rate, mainly due to the U.S. deduction for foreign derived intangible income (“FDII”) and research and development credits, partially offset by foreign withholding taxes and a waiver of deductions related to U.S. base erosion payments.

Our effective tax rates for the six months ended June 30, 2025 and 2024 were 13.0% and 8.9%, respectively. Our effective tax rate for the six months ended June 30, 2025 was lower than the U.S. statutory tax rate mainly due to the U.S. deduction for FDII and research and development credits, partially offset by foreign withholding taxes and a waiver of deductions related to U.S. base erosion payments. Our effective tax rate for the six months ended June 30, 2024 was lower than the U.S. statutory tax rate mainly due to the U.S. deduction for FDII and research and development credits, partially offset by an increase in foreign withholding taxes and U.S. base erosion and anti-abuse tax.

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

The Organisation for Economic Co-operation and Development (“OECD”) and participating OECD member countries continue to work toward the enactment of a 15% global minimum corporate tax rate for large multinational enterprise groups, also known as “Pillar Two.” Many of the participating countries have enacted legislation that became effective beginning in 2024, while other countries continue to work on defining the underlying rules and administrative procedures. Although the enacted and effective legislation in some countries was applicable to us as of January 1, 2024, and increased our effective income tax rate, the increase did not have a material impact on our overall results of operations or cash flows. We will continue to monitor and evaluate the impact of the developing legislation.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law. The OBBBA includes significant changes to the U.S. tax code, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing the impact of the OBBBA on our consolidated financial statements.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2025 and December 31, 2024 totaled $674 million and $714 million, respectively. The primary driver of our current and anticipated future cash flows is, and we expect will continue to be, cash generated from operations, consisting primarily of our net income, excluding non-cash charges and changes in operating assets and liabilities.

Our total cash and cash equivalents at June 30, 2025 consisted of $97 million held in the United States and $577 million held by our foreign subsidiaries. We believe that our current cash and investments position and available borrowing capacity, together with the cash anticipated to be generated from our operations, will be sufficient to satisfy our estimated working capital, planned capital expenditure requirements, payments of debt, and any future cash dividends declared by our Board of Directors or share repurchases through at least the next 12 months and the foreseeable future.

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

Net cash provided by operating activities was $306 million for the six months ended June 30, 2025 and resulted from net income of $114 million, which included non-cash charges of $175 million, mainly the result of $172 million in depreciation and amortization, partially offset by $80 million in deferred income taxes and a net decrease in working capital of $17 million. The net decrease in working capital was primarily due to increases in accrued compensation of $31 million and income taxes payable of $19 million as well as a decrease of other current and non-current assets of $11 million, partially offset by increases in trade accounts receivable of $10 million and inventories of $24 million as well as a decrease in other current and non-current liabilities of $14 million.

Net cash used in investing activities was $45 million for the six months ended June 30, 2025 primarily related to capital expenditures.

Net cash used in financing activities was $309 million for the six months ended June 30, 2025, consisting primarily of normal quarterly debt payments and a voluntary debt prepayment that together totaled $225 million, as well as the repurchase of our common stock of $45 million and dividend payments of $30 million.

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

During the six months ended June 30, 2025, we repurchased approximately 546,000 shares of our common stock for total consideration of $45 million. During the three months ended June 30, 2025 and six months ended June 30, 2024, we did not repurchase any shares of common stock. We have repurchased approximately 3.1 million shares of common stock for approximately $172 million pursuant to the program since its adoption.

Holders of our common stock are entitled to receive dividends when and if they are declared by our Board of Directors. During each of the first and second quarters of 2025 and 2024, our Board of Directors declared a cash dividend of $0.22 per share, totaling $30 million for each of the six months ended June 30, 2025 and 2024. On August 4, 2025, our Board of Directors declared a quarterly cash dividend of $0.22 per share to be paid on September 5, 2025 to stockholders of record as of August 25, 2025. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of our Board of Directors.

Credit Facilities

In connection with the completion of the Atotech Acquisition, on August 17, 2022 (the “Effective Date”) we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, Barclays Bank PLC, and the lenders from time to time party thereto, which we have amended several times since including, most recently, in January 2025 (as amended, the “Amended Credit Agreement”). As of June 30, 2025, the Amended Credit Agreement provided for (i) a senior secured term loan facility comprised of two tranches: a $2.4 billion loan (the “USD Tranche B”) and a €591 million loan (the “Euro Tranche B” and together with the USD Tranche B, the “Term Loan Facility”) and (ii) a senior secured revolving credit facility of $675 million (the “Revolving Facility” and, together with the Term Loan Facility, the “Credit Facilities”), with the commitments under each of the foregoing facilities subject to increase from time to time subject to certain conditions. In each of January 2025 and June 2025, we made voluntary prepayments of $100 million principal amount to the USD Tranche B loan.

As of June 30, 2025, borrowings under the Credit Facilities bore interest at a rate per annum equal to, at our option, any of the following, plus, in each case, an applicable margin: (a) with respect to the USD Tranche B and the Revolving Facility, (x) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the prime rate quoted in The Wall Street Journal, or (3) a forward-looking term rate based on the variable secured overnight financing rate (“Term SOFR”) (plus an applicable credit spread adjustment) for an interest period of one month, plus 1.00%, and (y) a Term SOFR rate (plus an applicable credit spread adjustment) for the interest period relevant to such borrowing, subject to a rate floor of (I) with respect to the USD Tranche B, 0.50% and (II) with respect to the Revolving Facility, 0.0%; and (b) with respect to the Euro Tranche B, a Euro Interbank Offered Rate (“EURIBOR”) rate determined by reference to the costs of funds for Euro deposits for the interest period relevant to such borrowing adjusted for certain additional costs, subject to a EURIBOR rate floor of 0.0%. As of June 30, 2025, the applicable margins for borrowings under the Credit Facilities were (i) under the USD Tranche B, 1.00% with respect to base rate borrowings and 2.00% with respect to Term SOFR borrowings, (ii) under the Euro Tranche B, 2.50% and (iii) under the Revolving Facility, 1.50% with respect to base rate borrowings and 2.50% with respect to Term SOFR borrowings.

In addition to paying interest on outstanding principal under the Credit Facilities, we are required to pay a commitment fee in respect of the unutilized commitments under the Revolving Facility. The commitment fee is subject to adjustment based on our first lien net leverage ratio as of the end of the preceding fiscal quarter. We must also pay customary letter of credit fees and agency fees. As of June 30, 2025, the commitment fee was 0.25% per annum.

As of June 30, 2025, the principal outstanding on the Term Loan Facility was $3.1 billion, and the weighted average interest rate was 5.9%. The Revolving Facility has a maturity date in August 2027 while the USD Tranche B and Euro Tranche B have a maturity date in August 2029. As of June 30, 2025, there were no borrowings under the Revolving Facility.

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

We may voluntarily prepay, and have voluntarily repaid, outstanding loans under the Credit Facilities from time to time, subject to certain conditions, without premium or penalty other than customary “breakage” costs with respect to Term SOFR or EURIBOR loans. Additionally, we may voluntarily reduce the unutilized portion of the commitment amount under the Revolving Facility.

On August 1, 2025, we made a voluntary prepayment of $100 million principal amount to the USD Tranche B loan.

All obligations under the Credit Facilities are guaranteed by certain of our wholly-owned domestic subsidiaries and are required to be guaranteed by certain of our future wholly-owned domestic subsidiaries, and are secured by substantially all of our assets and the assets of such subsidiaries, subject to certain exceptions and exclusions.

Under the Amended Credit Agreement, we have the ability to incur additional incremental debt facilities in an amount up to (x) the greater of (1) $1,011 million and (2) 75% of consolidated last 12 months earnings before interest, taxes, depreciation, and amortization, plus (y) an amount equal to the sum of all voluntary prepayments of term loans under the Term Loan Facility, plus (z) an additional unlimited amount subject to pro forma compliance with certain leverage ratio tests (based on the security and priority of such incremental debt).

The Amended Credit Agreement contains customary representations and warranties, covenants and provisions relating to events of default. As of June 30, 2025, we were in compliance with all covenants under the Amended Credit Agreement. The USD Tranche B and the Euro Tranche B are not subject to financial maintenance covenants.

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

As of June 30, 2025, the Convertible Notes were classified as a long-term liability, net of issuances costs, on the condensed consolidated balance sheet. The Convertible Notes were issued at par and costs associated with the issuance of the Convertible Notes are amortized to interest expense over the contractual term of the Convertible Notes. As of June 30, 2025, the effective interest rate of the Convertible Notes was 1.56%.

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

Lines of Credit and Borrowing Arrangements

Certain of our Japanese subsidiaries have lines of credit and a financing facility with various financial institutions, many of which generally expire and are renewed at three-month intervals with the remaining having no expiration date. The lines of credit and financing facility provided for aggregate borrowings as of June 30, 2025 and December 31, 2024 of up to an equivalent of $14 million and $19 million, respectively. There were no borrowings outstanding under these arrangements at June 30, 2025 and December 31, 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information concerning market risk is contained in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report. As of June 30, 2025, there were no material changes in our exposure to market risk from December 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS.

Information regarding risk factors affecting our business is discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission on February 25, 2025 and the section entitled “Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2025 filed with the U.S. Securities and Exchange Commission on May 8, 2025, which section is incorporated herein by reference.

ITEM 5. OTHER INFORMATION.

For the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a trading arrangement for the sale or purchase of Company securities that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS.

Exhibit No.	Exhibit Description

+3.1(1)	Restated Articles of Organization of the Registrant

+3.2(2)	Second Amended and Restated By-Laws of the Registrant

+3.3(1)	Amendments to Second Amended and Restated By-Laws of the Registrant

4.1	Specimen certificate representing the Common Stock

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

+ Previously filed

(1)
Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-23621), filed with the U.S. Securities and Exchange Commission on May 15, 2025.
(2)
Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-23621), filed with the U.S. Securities and Exchange Commission on December 3, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MKS INC.

Date: August 7, 2025	By:	/s/ Ramakumar Mayampurath
Ramakumar Mayampurath
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)