Form 10-Q
period 2025-09-30
MKS INC
filed 2025-11-06
CIK 1049502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 28, 2025, the registrant had 67,169,474 shares of common stock outstanding.

MKS INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MKS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

(Unaudited)

ASSETS	September 30, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$697	$714
Trade accounts receivable, net of allowance for doubtful accounts of $5 at both September 30, 2025 and December 31, 2024	611	615
Inventories	934	893
Other current assets	294	252
Total current assets	2,536	2,474

Property, plant and equipment, net	769	771
Right-of-use assets	275	238
Goodwill	2,563	2,479
Intangible assets, net	2,196	2,272
Other assets	438	356
Total assets	$8,777	$8,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$51	$50
Accounts payable	382	341
Other current liabilities	453	384
Total current liabilities	886	775

Long-term debt, net	4,253	4,488
Non-current deferred taxes	483	504
Non-current accrued compensation	154	141
Non-current lease liabilities	250	211
Other non-current liabilities	151	149
Total liabilities	6,177	6,268
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 200 shares authorized; 67.2 and 67.4 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	2,090	2,067
Retained earnings	618	503
Accumulated other comprehensive loss	(108)	(248)
Total stockholders’ equity	2,600	2,322
Total liabilities and stockholders’ equity	$8,777	$8,590

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in millions, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues:
Products	$860	$776	$2,528	$2,301
Services	128	120	370	351
Total net revenues	988	896	2,898	2,652
Cost of revenues:
Products	466	410	1,367	1,220
Services	61	54	173	165
Total cost of revenues (exclusive of amortization shown separately below)	527	464	1,540	1,385
Gross profit	461	432	1,358	1,267
Research and development	76	70	222	206
Selling, general and administrative	180	167	539	498
Acquisition and integration costs	—	3	—	6
Restructuring and other	4	1	26	6
Fees and expenses related to amendments to the Term Loan Facility	—	2	2	5
Amortization of intangible assets	63	61	184	184
Income from operations	138	128	385	362
Interest income	(3)	(6)	(11)	(17)
Interest expense	53	64	162	230
Loss on extinguishment of debt	2	5	8	52
Other expense (income), net	2	5	11	(3)
Income before income taxes	84	60	215	100
Provision (benefit) for income taxes	10	(2)	27	1
Net income	$74	$62	$188	$99
Other comprehensive income (loss), net of tax:
Changes in value of financial instruments designated as cash flow hedges	$(2)	$(59)	$(28)	$(27)
Foreign currency translation adjustments	(23)	184	223	18
Change in net investment hedge	—	(28)	(60)	—
Unrecognized pension gain (loss)	—	(3)	4	—
Unrealized gain on investments	—	13	—	22
Total comprehensive income (loss)	$49	$169	$327	$112
Net income per share:
Basic	$1.10	$0.92	$2.79	$1.48
Diluted	$1.10	$0.92	$2.78	$1.47
Weighted average common shares outstanding:
Basic	67.3	67.4	67.3	67.2
Diluted	67.6	67.6	67.6	67.5

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share data)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance at December 31, 2024	67.4	$0.1	$2,067	$503	$(248)	$2,322
Net issuance under stock-based plans	—		(5)			(5)
Stock-based compensation			22			22
Stock repurchase	(0.5)		(17)	(28)		(45)
Cash dividend ($0.22 per common share)				(15)		(15)
Comprehensive income (loss) (net of tax):
Net income				52		52
Other comprehensive income (loss)					23	23
Balance at March 31, 2025	66.9	0.1	2,067	512	(225)	2,354
Net issuance under stock-based plans	0.3		—			—
Stock-based compensation			12			12
Cash dividend ($0.22 per common share)				(15)		(15)
Comprehensive income (loss) (net of tax):
Net income				62		62
Other comprehensive income (loss)					141	141
Balance at June 30, 2025	67.2	0.1	2,078	559	(84)	2,553
Stock-based compensation			12			12
Cash dividend ($0.22 per common share)				(15)		(15)
Comprehensive income (loss) (net of tax):
Net income				74		74
Other comprehensive (loss) income					(25)	(25)
Balance at September 30, 2025	67.2	$0.1	$2,090	$618	$(108)	$2,600

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance at December 31, 2023	66.9	$0.1	$2,195	$373	$(96)	$2,472
Net issuance under stock-based plans	0.2		(9)			(9)
Stock-based compensation			15			15
Cash dividend ($0.22 per common share)				(15)		(15)
Comprehensive income (loss) (net of tax):
Net income				15		15
Other comprehensive (loss) income					(54)	(54)
Balance at March 31, 2024	67.1	0.1	2,201	373	(150)	2,424
Net issuance under stock-based plans	0.2		(2)			$(2)
Stock-based compensation			11			11
Purchase of capped calls related to Convertible Notes			(167)			(167)
Cash dividend ($0.22 per common share)				(15)		(15)
Comprehensive income (loss) (net of tax):
Net income				23		23
Other comprehensive (loss) income					(40)	(40)
Balance at June 30, 2024	67.3	0.1	2,042	381	(190)	2,233
Net issuance under stock-based plans	—		(1)			(1)
Stock-based compensation			11			11
Cash dividend ($0.22 per common share)				(15)		(15)
Comprehensive income (loss) (net of tax):
Net income				62		62
Other comprehensive income (loss)					107	107
Balance at September 30, 2024	67.3	$0.1	$2,053	$428	$(83)	$2,398

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$188	$99
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	258	262
Unrealized (gain) loss on foreign currency and derivative instruments	(4)	2
Amortization of debt issuance costs and original issue discount	20	23
Loss on extinguishment of debt	8	52
Stock-based compensation	46	37
Provision for excess and obsolete inventory	37	41
Deferred income taxes	(125)	(168)
Other	—	5
Changes in operating assets and liabilities:
Trade accounts receivable	24	(7)
Inventories	(54)	11
Other current and non-current assets	12	17
Accounts payable	31	(21)
Current and non-current accrued compensation	55	(26)
Income taxes payable	21	53
Other current and non-current liabilities	(14)	(28)
Net cash provided by operating activities	503	352
Cash flows from investing activities:
Purchases of investments	(1)	—
Proceeds from sale of long-lived assets	3	1
Purchases of property, plant and equipment	(98)	(67)
Net cash used in investing activities	(96)	(66)
Cash flows from financing activities:
Repurchase of common stock	(45)	—
Proceeds from borrowing	—	2,161
Payments of borrowings	(338)	(2,198)
Purchase of capped calls related to Convertible Notes	—	(167)
Payments of deferred financing fees	—	(33)
Dividend payments	(44)	(44)
Net payments related to employee stock awards	(6)	(12)
Other financing activities	(4)	(10)
Net cash used in financing activities	(437)	(303)
Effect of exchange rate changes on cash and cash equivalents	13	3
Decrease in cash and cash equivalents	(17)	(14)
Cash and cash equivalents at beginning of period	714	875
Cash and cash equivalents at end of period	$697	$861

Supplemental noncash financing activities
Right of use assets obtained in exchange for new finance lease liabilities	$46	$12

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

(1)
Basis of Presentation

The terms “MKS” and the “Company” refer to MKS Inc., formerly known as MKS Instruments, Inc., and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim financial data as of September 30, 2025, and for the three and nine months ended September 30, 2025, are unaudited; however, in the opinion of MKS, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet presented as of December 31, 2024 has been derived from the consolidated audited financial statements as of that date. The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the MKS Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 25, 2025.

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

(2)
Accounting Policies and Recent Accounting Pronouncements

Government Incentives

The Company receives government incentives or grants for certain qualifying capital investments, research and development, and other activities as defined by the relevant government entities awarding the incentive. Such incentives provided by government entities are recognized when the Company has reasonable assurance that it will comply with the conditions of the incentive and the incentive will be received. The Company has elected to classify capital grants as a reduction to the carrying amount of the related asset and income grants as a reduction to the related expense.

The Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022 (the “CHIPS Act”), signed into law on August 9, 2022, and the One Big Beautiful Bill Act (“OBBBA”), signed into law on July 4, 2025, offer various tax incentives and credits, including the Advanced Manufacturing Investment Credit (“AMIC”). The AMIC equals 25% of qualified investments made in an advanced manufacturing facility that is placed in service between January 1, 2023 and December 31, 2025. For qualified investments placed in service after December 31, 2025, the AMIC increases to 35% provided that construction begins before January 1, 2027. The Company expects to receive the AMIC in connection with ongoing expansion projects. As of September 30, 2025, the Company recorded $44 in other current assets related to the AMIC with a corresponding reduction to the carrying amounts of the qualifying manufacturing assets in property, plant and equipment. The Company receives a benefit for the AMIC in the form of reduced depreciation expense, which is primarily recognized in cost of goods sold in the consolidated statement of operations, over the life of the manufacturing assets. During the three and nine months ended September 30, 2025, the benefit to depreciation expense from the AMIC was immaterial. The impact of the AMIC on the consolidated financial statements as of December 31, 2024 and for the three and nine months ended September 30, 2024 was immaterial.

Other government grants were not material for the three and nine months ended September 30, 2025 and 2024.

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which focuses on the rate reconciliation and income taxes paid. ASU 2023-09 requires a public business entity (“PBE”) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. The Company is planning to apply ASU 2023-09 prospectively beginning with the period ending December 31, 2025. The Company is currently evaluating the impact on its consolidated financial statement disclosures; however, adoption will not impact its consolidated balance sheets, cash flows or income statements.

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

(3)
Revenue from Contracts with Customers

Contract assets as of September 30, 2025 and December 31, 2024 were $41 and $30, respectively. The Company has elected to use the practical expedient and is not disclosing the remaining performance obligations related to deferred revenue and customer advances because these obligations generally have a duration of less than one year. A roll forward of the Company’s deferred revenue and customer advances was as follows:

	Nine Months Ended
	September 30, 2025	September 30, 2024
Beginning of period(1)	$73	$79
Additions to deferred revenue and customer advances	162	103
Amount of deferred revenue and customer advances recognized in income	(155)	(110)
End of period(2)	$80	$72

(1)
Beginning deferred revenue and customer advances balances as of January 1, 2025 included $71 of current deferred revenue and customer advances and $2 of long-term deferred revenue. Beginning deferred revenue and customer advances balances as of January 1, 2024 included $77 of current deferred revenue and customer advances and $2 of long-term deferred revenue.
(2)
Ending deferred revenue and customer advances balances as of September 30, 2025 included $77 of current deferred revenue and customer advances and $3 of long-term deferred revenue. Ending deferred revenue and customer advances balances as of September 30, 2024 included $70 of current deferred revenue and customer advances and $2 of long-term deferred revenue.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Semiconductor	$415	$378	$1,261	$1,098
Electronics and Packaging	289	231	809	669
Specialty Industrial	284	287	828	885
Total net revenues	$988	$896	$2,898	$2,652

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

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Assets and liabilities of the Company are measured at fair value on a recurring basis as of September 30, 2025, and are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents
Money market funds	$275	$275	$—	$—
Time deposits	9	—	9	—
Equity securities	3	3	—	—
Available-for-sale securities:
Group insurance contracts	6	—	6	—
Derivatives
Foreign exchange forward contracts	1	—	1	—
Interest rate swaps - current	3	—	3	—
Interest rate swaps - non-current	6	—	6	—
Pension and deferred compensation plan assets	23	—	23	—
Total assets	$326	$278	$48	$—
Liabilities:
Derivatives
Foreign exchange forward contracts-current	$1	$—	$1	$—
Interest rate swaps - current	6	—	6	—
Total liabilities	$7	$—	$7	$—
Reported as follows:
Assets:
Cash and cash equivalents(1)	$284	$275	$9	$—
Other current assets	4	—	4	—
Total current assets	$288	$275	$13	$—
Other assets	$38	$3	$35	$—
Liabilities:
Other current liabilities	$7	$—	$7	$—

(1)
The cash and cash equivalents amount presented in the table above does not include cash of $413 as of September 30, 2025.

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

(1)
The cash and cash equivalents amount presented in the table above does not include cash of $420 as of December 31, 2024.

Other Fair Value Disclosures

The estimated carrying value and fair value of the Company’s debt were as follows:

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	$2,989	$2,999	$3,249	$3,262
Convertible Notes	1,400	1,538	1,400	1,357
Total	$4,389	$4,537	$4,649	$4,619

The estimated fair value of the Company’s Term Loan Facility, as defined and further described in Note 8, was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy. The estimated fair value of the Company’s Convertible Notes, as defined and further described in Note 8, was determined based on the last traded price of the Convertible Notes for the period ended September 30, 2025, and falls under Level 2 of the fair value hierarchy.

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

The following table summarizes the net notional values of foreign exchange forward contracts outstanding:

	September 30, 2025	December 31, 2024
Designated as cash flow hedging instruments:
Foreign exchange forward contracts - cash flow hedges	$21	$74
Not designated as cash flow hedging instruments:
Foreign exchange forward contracts - balance sheet hedges	$216	$154

As of September 30, 2025, the Canadian dollar and South Korean won were the largest notional contracts designated as cash flow hedging instruments. As of December 31, 2024, the Japanese yen and South Korean won were the largest notional contracts designated as cash flow hedging instruments.

As of September 30, 2025, the Chinese yuan, British pound and New Taiwan dollar were the largest notional contracts for balance sheet hedges not designated as cash flow hedging instruments. As of December 31, 2024, the Chinese yuan and British pound were the largest notional contracts for balance sheet hedges not designated as cash flow hedging instruments.

Net Investment Hedge

On January 1, 2023, the Company designated certain Euro-denominated debt as a net investment hedge to hedge a portion of its net investments in certain of its entities with functional currencies denominated in the Euro. On January 22, 2024, the Company prepaid its USD Tranche A in full using, in part, a €250 incremental borrowing under its Euro Tranche B, each as defined and further described in Note 8. On January 22, 2024, the Company designated the additional €250 of its Euro Tranche B as a net investment hedge. As of September 30, 2025, the total principal amount outstanding under its Euro

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Tranche B was €589 and the entire balance was designated as a net investment hedge. As of December 31, 2024, the total principal amount outstanding under its Euro Tranche B was €596 and the entire balance was designated as a net investment hedge. For these net investment hedges, the Company records foreign currency remeasurement gains and losses within a component of OCI. Recognition in earnings of amounts previously recorded in accumulated OCI is limited to circumstances such as complete or substantially complete liquidation or sale of the net investment in the hedged foreign operations.

Interest Rate Agreements

The Company has various interest rate swap agreements, which are cash-flow hedges, maturing through January 31, 2029, that exchange a one-month forward-looking term rate based on the variable secured overnight financing rate (“Term SOFR”) paid on the outstanding balance of its USD Term Loan Facility, as defined and further described in Note 8, to a fixed rate. The notional value of the agreements was $1,900 and $2,600 as of September 30, 2025 and December 31, 2024, respectively. The Company acquired USD London Interbank Offered Rate interest rate cap agreements as a result of its acquisition of Atotech Limited (“Atotech”) on August 17, 2022 (the “Atotech Acquisition”), and utilized these agreements to offset Term SOFR on its Term Loan Facility. The interest rate cap agreements expired on January 31, 2024.

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

The following table summarizes the net (losses) gains on derivatives designated as cash flow hedging instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Foreign exchange forward contracts-cash flow hedges:
Net (losses) gains recognized in OCI, net of tax	$—	$(7)	$(4)	$1
Net gains (losses) reclassified from accumulated OCI into cost of revenues	$—	$3	$4	$5
Interest rate hedges:
Net (losses) gains recognized in OCI, net of tax	$(2)	$(52)	$(24)	$(28)
Net gains (losses) reclassified from accumulated OCI into interest expense	$5	$16	$17	$49

The Company expects an immaterial amount to be reclassified from accumulated OCI into cost of revenues during the next 12 months related to foreign exchange forward contracts. The Company expects a net gain of approximately $4 to be reclassified from accumulated OCI into interest expense during the next 12 months related to interest rate hedges.

The following table summarizes the net (losses) gains on derivatives not designated as hedging instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net gains (losses) recognized in other expense (income), net	$1	$1	$(4)	$(2)

The interest rate caps resulted in a reduction of $3 to interest expense in the nine months ended September 30, 2024.

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

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

(6)
Inventories

Inventories consist of the following:

	September 30, 2025	December 31, 2024
Raw materials	$632	$618
Work-in-process	114	97
Finished goods	188	178
Total	$934	$893

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

Goodwill associated with each of the Company’s reportable segments was as follows:

	VSD	PSD	MSD	Total
Reportable segment:
Gross goodwill at December 31, 2024	$358	$1,003	$2,951	$4,312
Foreign currency translation adjustments	—	9	75	84
Gross goodwill at September 30, 2025	358	1,012	3,026	4,396

Accumulated goodwill impairment at December 31, 2024	(141)	(390)	(1,302)	(1,833)
Impairment charge	—	—	—	—
Accumulated goodwill impairment at September 30, 2025	(141)	(390)	(1,302)	(1,833)

Goodwill, net of accumulated impairment and foreign currency translation adjustments at September 30, 2025	$217	$622	$1,724	$2,563

Intangible Assets

The Company’s intangible assets were comprised of the following:

As of September 30, 2025	Gross	Accumulated Impairment Charges	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology	$1,268	$(152)	$(563)	$(5)	$548
Customer relationships	2,072	(1)	(585)	(10)	1,476
Patents, trademarks, trade names and other	381	(63)	(139)	(7)	172
	$3,721	$(216)	$(1,287)	$(22)	$2,196

As of December 31, 2024	Gross	Accumulated Impairment Charges	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology	$1,268	$(152)	$(496)	$(31)	$589
Customer relationships	2,072	(1)	(477)	(86)	1,508
Patents, trademarks, trade names and other	381	(63)	(130)	(13)	175
	$3,721	$(216)	$(1,103)	$(130)	$2,272

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Aggregate amortization expense related to acquired intangible assets was $184 for both the nine months ended September 30, 2025 and 2024.

Aggregate amortization expense related to acquired intangible assets for future years is as follows:

Year	Amount
2025 (remaining)	$63
2026	247
2027	246
2028	246
2029	243
2030	237
Thereafter	858

The Company excluded from the above table intangible assets of $56 of indefinite-lived trademarks and trade names, which were not subject to amortization.

(8)
Debt

The Company’s outstanding debt was as follows:

	September 30, 2025	December 31, 2024
Short-term debt:
Term Loan Facility	$51	$50
Long-term debt:
Term Loan Facility	$2,938	$3,199
Debt issuance costs - Term Loan Facility	(62)	(85)
Term Loan Facility, net	2,876	3,114
Convertible Notes	1,400	1,400
Debt issuance costs - Convertible Notes	(23)	(26)
Convertible Notes, net	1,377	1,374
Total long-term debt, net	$4,253	$4,488

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

As of September 30, 2025, after giving effect to all amendments and repayments prior to such date, the Amended Credit Agreement provided for (i) the Term Loan Facility comprised of two tranches: the USD Tranche B in an outstanding principal amount of $2,298 and the Euro Tranche B in an outstanding principal amount of €589 and (ii) the Revolving Facility with aggregate commitments of $675.

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

As of September 30, 2025, borrowings under the Credit Facilities bore interest at a rate per annum equal to, at the Company’s option, any of the following, plus, in each case, an applicable margin: (a) with respect to the Revolving Facility and the USD Tranche B, (x) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the prime rate quoted in The Wall Street Journal, or (3) a forward-looking term rate based on Term SOFR (plus an applicable credit spread adjustment) for an interest period of one month, plus 1.00%; and (y) a Term SOFR rate (plus an applicable credit spread adjustment) for the interest period relevant to such borrowing, subject to a rate floor of (I) with respect to the USD Tranche B, 0.50% and (II) with respect to the Revolving Facility, 0.0%; and (b) with respect to the Euro Tranche B, a Euro Interbank Offered Rate (“EURIBOR”) rate determined by reference to the costs of funds for Euro deposits for the interest period relevant to such borrowing adjusted for certain additional costs, subject to a EURIBOR rate floor of 0.0%. As of September 30, 2025, the applicable margins for borrowings under the Credit Facilities were (i) under the USD Tranche B, 1.00% with respect to base rate borrowings and 2.00% with respect to Term SOFR borrowings, (ii) under the Euro Tranche B, 2.50% and (iii) under the Revolving Facility, 1.50% with respect to base rate borrowings and 2.50% with respect to Term SOFR borrowings.

In addition to paying interest on outstanding principal under the Credit Facilities, the Company is required to pay a commitment fee in respect of the unutilized commitments under the Revolving Facility. The commitment fee is subject to adjustment based on the Company’s first lien net leverage ratio as of the end of the preceding fiscal quarter. The Company must also pay customary letter of credit fees and agency fees. As of September 30, 2025, the commitment fee was 0.25% per annum.

On January 24, 2025, the Company entered into the Fifth Amendment to Credit Agreement (the “Fifth Amendment”), pursuant to which the Company (i) refinanced its existing USD Tranche B loan and Euro Tranche B loan with a new $2,529 USD Tranche B loan and a new €596 Euro Tranche B loan, (ii) decreased the applicable margin for the USD Tranche B from 2.25% to 2.00% with respect to Term SOFR borrowings and from 1.25% to 1.00% with respect to base rate borrowings and (iii) decreased the applicable margin for the Euro Tranche B from 2.75% to 2.50%. The repriced USD Tranche B loan and Euro Tranche B loan were issued without original issue discount. In connection with the execution of the Fifth Amendment, the Company paid customary fees and expenses to JPMorgan Chase Bank, N.A.

On January 24, 2025, concurrently with the effectiveness of the Fifth Amendment, the Company made a voluntary prepayment of $100 principal amount to the USD Tranche B loan.

On each of June 27, 2025, August 1, 2025 and October 29, 2025, the Company made an additional voluntary prepayment of $100 principal amount to the USD Tranche B loan.

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

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The Amended Credit Agreement contains customary representations and warranties, covenants and provisions relating to events of default. If an event of default occurs, the lenders under the Credit Facilities will be entitled to take various actions, including the acceleration of amounts due under the Credit Facilities and all actions permitted to be taken by a secured creditor. As of September 30, 2025, the Company was in compliance with all covenants under the Amended Credit Agreement.

As of September 30, 2025, the weighted average interest rate of the Term Loan Facility was 5.8%. The Revolving Facility has a maturity date in August 2027 while the USD Tranche B and Euro Tranche B have a maturity date in August 2029. As of September 30, 2025, there were no borrowings under the Revolving Facility.

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

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

As of September 30, 2025, the Convertible Notes were classified as a long-term liability, net of issuances costs, on the condensed consolidated balance sheet. The Convertible Notes were issued at par and costs associated with the issuance of the Convertible Notes are amortized to interest expense over the contractual term of the Convertible Notes. As of September 30, 2025, the effective interest rate of the Convertible Notes was 1.56%.

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

The Company’s interest expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Term Loan Facility:
Contractual interest expense	$46	$67	$144	$244
Amortization of debt issuance costs as interest expense	5	6	15	20
Total interest expense on Term Loan Facility	$51	$73	$159	$264
Convertible Notes:
Contractual interest expense	$4	$4	$13	$7
Amortization of debt issuance costs as interest expense	1	1	3	2
Total interest expense on Convertible Notes	$5	$5	$16	$9
Other interest (income) expense, net (1)	$(3)	$(14)	$(13)	$(43)
Total interest expense	$53	$64	$162	$230

(1)
Other interest (income) expense, net primarily consists of interest (income) expense related to the Company’s interest rate swap and interest rate cap agreements.

Lines of Credit and Borrowing Arrangements

Certain of the Company’s Japanese subsidiaries have lines of credit and a financing facility with various financial institutions, many of which generally expire and are renewed at three-month intervals with the remaining having no expiration date. The lines of credit and financing facility provided for aggregate borrowings as of September 30, 2025 and December 31, 2024 of up to an equivalent of $13 and $19, respectively. There were no borrowings outstanding under these arrangements at September 30, 2025 and December 31, 2024.

Contractual maturities of the Company’s debt obligations as of September 30, 2025 are as follows:

Year	Amount
2025 (remaining)	$13
2026	51
2027	51
2028	51
2029	2,823
2030	1,400

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

Product warranty activities were as follows:

	Nine Months Ended September 30,
	2025	2024
Beginning of period	$22	$22
Provision for product warranties	20	18
Charges to warranty liability	(17)	(18)
End of period	$25	$22

Short-term product warranties of $18 and long-term product warranties of $7, each as of September 30, 2025, are included within other current liabilities and other non-current liabilities, respectively, within the accompanying condensed consolidated balance sheet. Short-term product warranties of $14 and long-term product warranties of $8, each as of September 30, 2024, are included within other current liabilities and other non-current liabilities, respectively, within the accompanying condensed consolidated balance sheet.

(10)
Other Current Liabilities

Other current liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Accrued compensation and other employee-related obligations	$180	$124
Deferred revenue and customer advances	77	71
Income taxes payable	61	64
Lease liabilities	31	31
Other	104	94
Total other current liabilities	$453	$384

(11)
Income Taxes

The Company’s effective tax rates for the three and nine months ended September 30, 2025 were 12.3% and 12.7%, respectively. The Company’s effective tax rates for the three and nine months ended September 30, 2025 were lower than the U.S. statutory tax rate primarily due to the U.S. deduction for foreign derived intangible income (“FDII”) and research and development tax credits, partially offset by foreign withholding taxes and a waiver of deductions related to U.S. base erosion payments.

The Company’s effective tax rates for the three and nine months ended September 30, 2024 were (4.0%) and 1.2%, respectively. The Company’s effective tax rates for the three and nine months ended September 30, 2024 were lower than the U.S. statutory tax rate primarily due to a tax benefit related to the Company’s earnings mix, an increase in the U.S. deduction for FDII and a one-time increase in research and development tax credits due to the Company’s filing of prior year amended returns for years 2020 and 2021, partially offset by an expected increase in foreign withholding taxes and a waiver of deductions related to U.S. base erosion payments.

On July 4, 2025, the OBBBA was enacted into law. The OBBBA includes changes to the U.S. tax code, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. These changes to the U.S. tax code

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

have not had a material impact on the Company’s results since the enactment of OBBBA and the Company does not anticipate these changes to the U.S. tax code will have a material impact on its results in future periods.

(12)
Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$74	$62	$188	$99
Denominator:
Shares used in net income per common share - basic	67.3	67.4	67.3	67.2
Effect of dilutive securities	0.3	0.2	0.3	0.3
Shares used in net income per common share - diluted	67.6	67.6	67.6	67.5
Net income per common share:
Basic	$1.10	$0.92	$2.79	$1.48
Diluted	$1.10	$0.92	$2.78	$1.47

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

For the nine months ended September 30, 2025, there were 0.2 RSUs that were antidilutive and excluded from the computation of diluted weighted-average shares. For each of the three months ended September 30, 2025 and September 30, 2024 and for the nine months ended September 30, 2024, the Company had an immaterial quantity of RSUs that were antidilutive and excluded from the computation of diluted weighted-average shares. Shares of common stock that would have been issued if the Convertible Notes had been converted are not included in the calculation of diluted net income per common share as the Company’s share price during these periods was below the initial conversion price and inclusion would be antidilutive.

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

The following tables present the activity for the RSUs:

	Nine Months Ended September 30, 2025
	Quantity	Weighted Average Grant Date Fair Value Per Share
Beginning of period	0.9	$104.83
Granted	0.7	$77.06
Vested or forfeited	(0.4)	$102.69
End of period	1.2	$88.93

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

	Nine Months Ended September 30, 2024
	Quantity	Weighted Average Grant Date Fair Value Per Share
Beginning of period	1.0	$98.36
Granted	0.5	$122.18
Vested or forfeited	(0.5)	$107.30
End of period	1.0	$104.49

Stock-Based Compensation Expense

The pre-tax effect of stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenues	$1	$2	$4	$5
Research and development expense	2	2	5	5
Selling, general and administrative expense	9	7	37	27
Total pre-tax stock-based compensation expense	$12	$11	$46	$37

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

During the nine months ended September 30, 2025, the Company repurchased approximately 0.5 shares of its common stock for total consideration of $45. During the three months ended September 30, 2025 and the three and nine months ended September 30, 2024, there were no repurchases of common stock. The Company has repurchased approximately 3.1 shares of common stock for approximately $172 pursuant to the program since its adoption.

Cash Dividends

Holders of the Company’s common stock are entitled to receive dividends when and if they are declared by the Company’s Board of Directors. During each of the first three quarters of 2025 and 2024, the Company’s Board of Directors declared a cash dividend of $0.22 per share, each of which totaled $44 for both the nine months ended September 30, 2025 and 2024.

On November 3, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.22 per share to be paid on December 5, 2025 to stockholders of record as of November 24, 2025.

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

VSD delivers foundational technology solutions for semiconductor manufacturing, electronics and packaging, and specialty industrial applications. VSD products are derived from the Company’s core competencies in vacuum technologies, including pressure measurement and control, flow measurement and control, gas and vapor delivery, gas composition analysis, electronic control technology, reactive gas generation and delivery, power generation and delivery, and fiber optic temperature and position sensing.

PSD provides a broad range of solutions for semiconductor manufacturing, electronics and packaging, and specialty industrial applications. PSD products include lasers, beam measurement and profiling, precision motion control, vibration isolation systems, photonics instruments, opto-mechanical components, optical elements, laser-based systems for flexible printed circuit board (“PCB”) laser processing, laser-based systems for high-density interconnect PCB and package substrate manufacturing.

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

The following tables set forth the details of gross profit by reportable segment and the reconciliation to income before income taxes:

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

	Three Months Ended September 30, 2025
	VSD	PSD	MSD	Total
Product	$313	$208	$339	$860
Services	73	41	14	128
Revenues by segment	386	249	353	988
Total cost of revenues (exclusive of amortization shown separately below)(1)	223	141	160	524
Segment gross profit	163	108	193	464
Segment gross profit percentage	42.2%	43.7%	54.6%	46.6%
Reconciliation to income before income taxes
Operating expenses:
Research and development				76
Selling, general and administrative				180
Restructuring and other				4
Amortization of intangible assets				63
Unallocated corporate expenses				3
Income from operations				138
Interest income				(3)
Interest expense				53
Loss on extinguishment of debt				2
Other expense (income), net				2
Income before income taxes				$84

	Three Months Ended September 30, 2024
	VSD	PSD	MSD	Total
Product	$283	$209	$284	$776
Services	62	42	16	120
Revenues by segment	345	251	300	896
Total cost of revenues (exclusive of amortization shown separately below)(1)	194	139	129	462
Segment gross profit	151	112	171	434
Segment gross profit percentage	43.7%	44.9%	57.0%	48.2%
Reconciliation to income before income taxes
Operating expenses:
Research and development				70
Selling, general and administrative				167
Acquisition and integration costs				3
Restructuring and other				1
Fees and expenses related to amendments to the Term Loan Facility				2
Amortization of intangible assets				61
Unallocated corporate expenses				2
Income from operations				128
Interest income				(6)
Interest expense				64
Loss on extinguishment of debt				5
Other expense (income), net				5
Income before income taxes				$60

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

	Nine Months Ended September 30, 2025
	VSD	PSD	MSD	Total
Product	$966	$638	$924	$2,528
Services	213	118	39	370
Revenues by segment	1,179	756	963	2,898
Total cost of revenues (exclusive of amortization shown separately below)(1)	664	428	439	1,531
Segment gross profit	515	328	524	1,367
Segment gross profit percentage	43.7%	43.4%	54.3%	46.9%
Reconciliation to income before income taxes
Operating expenses:
Research and development				222
Selling, general and administrative				539
Restructuring and other				26
Fees and expenses related to amendments to the Term Loan Facility				2
Amortization of intangible assets				184
Unallocated corporate expenses				9
Income from operations				385
Interest income				(11)
Interest expense				162
Loss on extinguishment of debt				8
Other expense (income), net				11
Income before income taxes				$215

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

	Nine Months Ended September 30, 2024
	VSD	PSD	MSD	Total
Product	$833	$633	$835	$2,301
Services	179	126	46	351
Revenues by segment	1,012	759	881	2,652
Total cost of revenues (exclusive of amortization shown separately below)(1)	575	419	385	1,379
Segment gross profit	437	340	496	1,273
Segment gross profit percentage	43.2%	44.8%	56.3%	47.8%
Reconciliation to income before income taxes
Operating expenses:
Research and development				206
Selling, general and administrative				498
Acquisition and integration costs				6
Restructuring and other				6
Fees and expenses related to amendments to the Term Loan Facility				5
Amortization of intangible assets				184
Unallocated corporate expenses				6
Income from operations				362
Interest income				(17)
Interest expense				230
Loss on extinguishment of debt				52
Other (income) expense, net				(3)
Income before income taxes				$100

(1)
The significant expense category and amount align with the segment-level information that is regularly provided to the CODM.

The following table sets forth capital expenditures by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
VSD	$32	$6	$59	$17
PSD	8	10	15	30
MSD	10	6	24	20
Total capital expenditures	$50	$22	$98	$67

The following table sets forth depreciation and amortization by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
VSD	$9	$11	$31	$33
PSD	11	12	37	38
MSD	65	64	190	191
Total depreciation and amortization	$85	$87	$258	$262

The following tables set forth segment assets by reportable segment:

September 30, 2025	Accounts receivable, net	Inventories	Total
VSD	$187	$494	$681
PSD	143	273	416
MSD	281	167	448
Total segment assets	$611	$934	$1,545

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

December 31, 2024	Accounts receivable, net	Inventories	Total
VSD	$200	$488	$688
PSD	168	260	428
MSD	247	145	392
Total segment assets	$615	$893	$1,508

The following table reconciles total segment assets to total assets:

	September 30, 2025	December 31, 2024
Total segment assets	$1,545	$1,508
Cash and cash equivalents	697	714
Other current assets	294	252
Property, plant and equipment, net	769	771
Right-of-use assets	275	238
Goodwill and intangible assets, net	4,759	4,751
Other assets	438	356
Total assets	$8,777	$8,590

Geographic Area

Information about the Company’s operations by geographic area is presented in the tables below. Net revenues from unaffiliated customers are based on the shipped-to location of the end customer. Intercompany sales between geographic areas are at tax transfer prices and have been eliminated from consolidated revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
Net revenues:	2025	2024	2025	2024
United States	$196	$194	$560	$615
China	236	192	674	561
South Korea	106	89	331	260
Taiwan	70	66	196	176
Singapore	60	60	195	171
Japan	56	65	183	177
Other	264	230	759	692
	$988	$896	$2,898	$2,652

(16)
Restructuring

The Company recorded $19 of restructuring charges in restructuring and other during the nine months ended September 30, 2025 primarily related to severance costs incurred as a result of a global cost saving initiative implemented during the first quarter of 2025, mainly in the general metal finishing business within MSD. The Company recorded $5 of restructuring charges in restructuring and other during the nine months ended September 30, 2024 primarily related to severance costs incurred as a result of a global cost-saving initiative implemented in the fourth quarter of 2023.

The activity related to the Company’s restructuring accrual is shown below:

	Nine Months Ended September 30,
	2025	2024
Beginning of period	$3	$9
Charged to expense	19	5
Payments and adjustments	(13)	(10)
End of period	$9	$4

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

The Management’s Discussion and Analysis of Financial Condition and Results of Operations describes principal factors affecting the results of operations, financial condition, cash flows and liquidity, as well as our critical accounting policies and estimates that require significant judgment and thus have the most significant potential impact on our condensed consolidated financial statements, and is intended to better allow investors to view the Company from management’s perspective. This section focuses on material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of our future operating results or of our future financial condition. This section provides an analysis of our financial results for the three months ended September 30, 2025 compared to the three months ended June 30, 2025, and the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. As a result of rounding, there may be immaterial differences in amounts presented and certain calculations may not sum to the total number expressed in each category or tie to a corresponding schedule.

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

Current Trade Environment

As the global trade landscape continues to evolve to address trade imbalances, national security concerns, and market access issues, including the imposition of significant tariffs on numerous global trading partners and the expansion of various export controls, we continue to implement strategies to strengthen supplier diversification, explore alternative sourcing geographies and optimize logistics routes. Our efforts are designed to mitigate cost impacts, maintain operational efficiency, and support supply chain continuity against current and future regulatory risks.

Segments

We have three divisions, which are our reportable segments: Vacuum Solutions Division (“VSD”), Photonics Solutions Division (“PSD”) and Materials Solutions Division (“MSD”).

VSD delivers foundational technology solutions for semiconductor manufacturing, electronics and packaging, and specialty industrial applications. VSD products are derived from our core competencies in vacuum technologies, including pressure measurement and control, flow measurement and control, gas and vapor delivery, gas composition analysis, electronic control technology, reactive gas generation and delivery, power generation and delivery, and fiber optic temperature and position sensing.

PSD provides a broad range of solutions for semiconductor manufacturing, electronics and packaging, and specialty industrial applications. PSD products include lasers, beam measurement and profiling, precision motion control, vibration isolation systems, photonics instruments, opto-mechanical components, optical elements, laser-based systems for flexible printed circuit board (“PCB”) laser processing, laser-based systems for high density interconnect PCB and package substrate manufacturing.

MSD develops leading process and manufacturing technologies for advanced surface modification, electroless and electrolytic plating, and surface finishing. Applying a comprehensive systems-and-solutions approach, MSD’s portfolio includes chemistry, equipment and services for innovative and high-technology applications in our electronics and packaging and specialty industrial markets.

Markets

Net Revenues by End Market

	Three Months Ended				Nine Months Ended
(Dollars in millions)	September 30, 2025	% Total	June 30, 2025	% Total	September 30, 2025	% Total	September 30, 2024	% Total
Semiconductor	$415	42%	$432	44%	$1,261	44%	$1,098	41%
Electronics and Packaging	289	29%	266	27%	809	28%	669	25%
Specialty Industrial	284	29%	275	28%	828	29%	885	33%
Total net revenues	$988	100%	$973	100%	$2,898	100%	$2,652	100%

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

For the three months ended September 30, 2025, net revenues in our semiconductor market decreased by $17 million, or 4%, compared to the prior quarter due to lower sales of our semiconductor capital equipment at VSD primarily driven by reduced demand due to the timing of NAND upgrades.

For the nine months ended September 30, 2025, net revenues in our semiconductor market increased by $163 million, or 15%, compared to the same period in the prior year. The increase was mainly due to higher sales of our semiconductor capital equipment in logic and foundry applications at VSD, higher NAND memory production upgrades at VSD and higher service revenues, partially offset by decreases in sales in our lithography, metrology and inspection products at PSD.

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

For the three months ended September 30, 2025, net revenues in our electronics and packaging market increased by $23 million, or 9%, compared to the prior quarter primarily due to higher chemistry and equipment sales in the electronics market at MSD as well as higher sales of PCB via drilling systems at PSD.

For the nine months ended September 30, 2025, net revenues in our electronics and packaging market increased by $140 million, or 21%, compared to the same period in the prior year. This increase was primarily due to higher chemistry and equipment sales in the electronics market at MSD as well as higher sales of PCB via drilling systems at PSD.

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

For the three months ended September 30, 2025, net revenues in our specialty industrial market increased by $9 million, or 3%, compared to the prior quarter mainly due to higher chemistry sales to industrial customers at MSD.

For the nine months ended September 30, 2025, net revenues in our specialty industrial market decreased by $57 million, or 6%, compared to the same period in the prior year. This decrease was mainly due to lower chemistry sales to industrial customers at MSD, lower sales to industrial and life and health science customers at PSD, and lower sales to industrial customers at VSD.

.

International Markets

A significant portion of our net revenues is from sales to customers in international markets. For the nine months ended September 30, 2025 and 2024, international net revenues accounted for approximately 81% and 77% respectively, of our total net revenues. A significant portion of our international net revenues was from customers in China, South Korea, Singapore, Taiwan and Japan. We expect international net revenues will continue to account for a significant percentage of total net revenues for the foreseeable future.

Long-lived assets located outside of the United States accounted for approximately 68% and 59% of our total long-lived assets as of September 30, 2025 and December 31, 2024, respectively. Long-lived assets include property, plant and equipment, net, right-of-use assets and certain other assets.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total net revenues of certain line items included in our condensed consolidated statements of operations and comprehensive income (loss) data:

	Three Months Ended		Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Net revenues:
Product	87.0%	87.2%	87.2%	86.8%
Service	13.0	12.8	12.8	13.2
Total net revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product revenues	47.2	47.6	47.2	46.0
Cost of service revenues	6.2	5.9	6.0	6.2
Total cost of revenues (exclusive of amortization shown separately below)	53.4	53.4	53.1	52.2
Gross profit	46.6	46.6	46.9	47.8
Research and development	7.7	7.8	7.7	7.8
Selling, general and administrative	18.2	18.0	18.6	18.8
Acquisition and integration costs	—	—	—	0.2
Restructuring and other	0.4	0.5	0.9	0.2
Fees and expenses related to amendments to the Term Loan Facility	—	—	0.1	0.2
Amortization of intangible assets	6.4	6.4	6.3	6.9
Income from operations	14.0	13.9	13.3	13.7
Interest income	(0.3)	(0.4)	(0.4)	(0.6)
Interest expense	5.4	5.7	5.6	8.7
Loss on extinguishment of debt	0.2	0.2	0.3	2.0
Other expense (income), net	0.2	1.0	0.4	(0.1)
Income before income taxes	8.5	7.4	7.4	3.8
Provision for income taxes	1.0	1.0	0.9	0.1
Net income	7.5%	6.4%	6.5%	3.7%

The following table sets forth our net revenues for product and service:

Net Revenues

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Product	$860	$848	$2,528	$2,301
Service	128	125	370	351
Total net revenues	$988	$973	$2,898	$2,652

For the three months ended September 30, 2025, net product revenues increased $12 million compared to the prior quarter primarily due to higher chemistry and equipment sales in the electronics and packaging and specialty industrial markets at MSD, partially offset by lower NAND upgrade sales in the semiconductor market at VSD.

For the nine months ended September 30, 2025, net product revenues increased $227 million compared to the same period in the prior year, primarily as a result of an increase in sales in our semiconductor market at VSD, mainly due to an increase in sales in capital equipment related to strength in logic and foundry applications and upgrades to support existing NAND memory production as well as an increase in sales in our electronics and packaging market, mainly due to higher sales of PCB via drilling systems at PSD and higher equipment and chemistry sales at MSD. The increase in product revenue was partially offset by decreases in sales in our specialty industrial market across all divisions and decreased sales in our lithography, metrology and inspection products at PSD.

Net service revenues consisted mainly of fees for services related to the maintenance and repair of our products, sales of spare parts, and installation and training. For the three months ended September 30, 2025, net service revenues increased $3 million compared to the prior quarter mainly as a result of higher demand in our semiconductor market at PSD and electronics and packaging market at MSD.

For the nine months ended September 30, 2025, net service revenues increased $19 million compared to the same period in the prior year, primarily due to higher demand in our semiconductor market at VSD, partially offset by lower demand in our electronics and packaging market at PSD and MSD.

The following table sets forth our net revenues by reportable segment:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Vacuum Solutions Division	$386	$407	$1,179	$1,012
Photonics Solutions Division	249	243	756	759
Materials Solutions Division	353	323	963	881
Total net revenues	$988	$973	$2,898	$2,652

For the three months ended September 30, 2025, net revenues from VSD decreased $21 million compared to the prior quarter mainly due to decreased sales in semiconductor capital equipment driven by reduced demand due to the timing of NAND upgrades. For the nine months ended September 30, 2025, net revenues from VSD increased $167 million compared to the same period in the prior year, mainly due to higher sales of our semiconductor capital equipment in logic and foundry applications, higher NAND memory production upgrades and higher service revenues. This was partially offset by decreases in industrial applications in our specialty industrial market.

For the three months ended September 30, 2025, net revenues from PSD increased $6 million compared to the prior quarter mainly due to higher sales of PCB via drilling systems in our electronics and packaging market. For the nine months ended September 30, 2025, net revenues from PSD decreased $3 million compared to the same period in the prior year, mainly due to lower sales of our lithography, metrology and inspection products in our semiconductor market as well as decreases in sales in life and health sciences and industrial applications in our specialty industrial market, partially offset by higher sales of PCB via drilling systems in our electronics and packaging market.

For the three months ended September 30, 2025, net revenues from MSD increased $30 million compared to the prior quarter mainly due to increased chemistry and equipment sales in our electronics and packaging market. For the nine months ended September 30, 2025, revenues from MSD increased $82 million compared to the same period in the prior year, mainly due to higher chemistry and equipment sales in our electronics and packaging market partially offset by lower sales in our industrial market.

The following table sets forth gross profit as a percentage of net revenues by product and service:

Gross Profit Excluding Amortization

	Three Months Ended			Nine Months Ended
	September 30, 2025	June 30, 2025	% Points Change	September 30, 2025	September 30, 2024	% Points Change
(As a percentage of net revenues)
Product	45.8%	45.4%	0.4%	45.9%	47.0%	(1.1)%
Service	52.0%	54.7%	(2.7)%	53.2%	53.0%	0.2%
Total gross profit percentage	46.6%	46.6%	—	46.9%	47.8%	(0.9)%

Gross profit as a percentage of net product revenues increased by 0.4 percentage points for the three months ended September 30, 2025 compared to the prior quarter, primarily due to favorable product mix, partially offset by higher warranty costs and excess and obsolete inventory charges.

Gross profit as a percentage of net product revenues decreased by 1.1 percentage points for the nine months ended September 30, 2025 compared to the same period in the prior year, primarily due to higher duty and tariff costs and unfavorable product mix, partially offset by higher revenue volumes.

Gross profit as a percentage of net services revenues decreased by 2.7 percentage points for the three months ended September 30, 2025 compared to the prior quarter, primarily due to higher other production costs and unfavorable mix on products repaired, partially offset by lower freight and duty costs.

Gross profit as a percentage of net services revenues increased by 0.2 percentage points for the nine months ended September 30, 2025 compared to the same period in the prior year, primarily due to favorable product mix and lower scrap and rework charges offset by higher variable compensation and freight and duty costs.

The following table sets forth gross profit as a percentage of net revenues by reportable segment:

	Three Months Ended			Nine Months Ended
	September 30, 2025	June 30, 2025	% Points Change	September 30, 2025	September 30, 2024	% Points Change
(As a percentage of net revenues)
Vacuum Solutions Division	42.2%	43.7%	(1.5)%	43.7%	43.2%	0.5%
Photonics Solutions Division	43.7%	42.4%	1.3%	43.4%	44.8%	(1.4)%
Materials Solutions Division	54.6%	53.9%	0.7%	54.3%	56.3%	(2.0)%
Total gross profit percentage	46.6%	46.6%	—	46.9%	47.8%	(0.9)%

Gross profit as a percentage of net revenues for VSD decreased for the three months ended September 30, 2025 compared to the prior quarter, primarily due to higher warranty costs, lower revenue volumes and unfavorable product mix, partially offset by lower duty and tariff costs. Gross profit as a percentage of net revenues for VSD increased for the nine months ended September 30, 2025 compared to the same period in the prior year, primarily due to revenue volumes and favorable factory utilization partially offset by higher duty and tariff costs and unfavorable product mix.

Gross profit as a percentage of net revenues for PSD increased for the three months ended September 30, 2025 compared to the prior quarter, primarily due to favorable product mix and factory utilization as well as lower material costs. Gross profit as a percentage of net revenues for PSD decreased for the nine months ended September 30, 2025 compared to the same period in the prior year, primarily due to higher duty and tariff costs and variable compensation, partially offset by lower excess and obsolete inventory charges.

Gross profit as a percentage of net revenues for MSD increased for the three months ended September 30, 2025 compared to the prior quarter, primarily due to higher revenue volumes and lower duty and tariff costs, partially offset by higher excess and obsolete inventory charges. Gross profit as a percentage of net revenues for MSD decreased for the nine months ended September 30, 2025 compared to the same period in the prior year, primarily due to unfavorable product mix and higher excess and obsolete inventory charges, partially offset by higher revenue volumes.

The above gross profit percentages by division exclude an immaterial amount of unallocated corporate expense included in the total gross profit percentage.

Research and Development

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Research and development	$76	$76	$222	$206

Research and development expenses for the three months ended September 30, 2025 remained flat compared to the prior quarter. Research and development expenses increased $16 million for the nine months ended September 30, 2025 compared to the same period in the prior year, primarily due to an increase of $15 million in compensation-related costs, mainly related to variable incentive compensation.

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

We continue to make product advancements designed to meet our customers’ evolving needs. We have developed, and continue to develop, new products designed to address industry trends, such as the rising demand for more complex hardware architecture related to increasing investments in artificial intelligence, the shrinking of integrated circuit critical dimensions and technology inflections, and, in the flat panel display and solar markets, the transition to larger substrate sizes, which require more advanced processing and process control technology, the continuing drive towards more complex and accurate components and devices within the handset and tablet market, the growth in units and via counts in the high density interconnect PCB drilling market, and the transition from internal combustion to electric vehicles. In addition, we have developed, and continue to develop, products that support the migration to new classes of materials, ultra-thin layers, and 3D structures that are used in small geometry manufacturing. In our chemistry and equipment plating businesses, a majority of our research and development investment supports existing customers’ product improvement needs and their short-term research and development goals, which enables us to pioneer new high-value solutions while limiting commercial risk. Research and development expenses consist primarily of salaries and related expenses for personnel engaged in research and development, fees paid to consultants, material costs for prototypes and other expenses related to the design, development, testing and enhancement of our products.

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

Selling, General and Administrative

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Selling, general and administrative	$180	$175	$539	$498

Selling, general and administrative expenses increased $5 million for the three months ended September 30, 2025 compared to the prior quarter, primarily due to an increase of $3 million in compensation-related costs, mainly related to variable compensation.

Selling, general and administrative expenses increased $41 million for the nine months ended September 30, 2025 compared to the same period in the prior year, primarily due to an increase of $46 million in compensation-related costs, mainly related to stock-based and other variable incentive compensation, partially offset by lower costs due to a decrease in headcount, resulting from the global cost saving initiative implemented during the first quarter of 2025.

Acquisition and Integration Costs

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Acquisition and integration costs	$—	$—	$—	$6

Acquisition and integration costs incurred during 2024 were related to consulting and professional fees related to the Atotech Acquisition.

Restructuring and Other

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Restructuring and other	$4	$5	$26	$6

Restructuring and other charges during the three and nine months ended September 30, 2025 and the three months ended June 30, 2025 related primarily to severance costs incurred as a result of a global cost saving initiative implemented during the first quarter of 2025, mainly in the general metals finishing business within MSD as well as third party costs supporting other strategic initiatives. Restructuring and other charges during the nine months ended September 30, 2024, primarily related to severance costs incurred as a result of a global cost saving initiative implemented in the fourth quarter of 2023.

Fees and Expenses Related to Amendments to the Term Loan Facility

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Fees and expenses related to amendments to the Term Loan Facility	$—	$—	$2	$5

During the nine months ended September 30, 2025, we recorded fees and expenses related to the Fifth Amendment to Credit Agreement, dated as of January 24, 2025, by and among us as parent borrower, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and each lender party thereto (the “Fifth Amendment”). During the nine months ended September 30, 2024, we recorded fees and expenses related to the Fourth Amendment to Credit Agreement, dated as of July 23, 2024, by and among us as parent borrower, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and each lender party thereto (the “Fourth Amendment”) and the Second Amendment to Credit Agreement, dated as of January 22, 2024, by and among us as parent borrower, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and each lender party thereto (the “Second Amendment”).

Amortization of Intangible Assets

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Amortization of intangible assets	$63	$62	$184	$184

Amortization of intangible assets for the three months ended September 30, 2025 increased $1 million compared to the prior quarter. Amortization of intangible assets for the nine months ended September 30, 2025 remained flat compared to the same period in the prior year.

Interest Expense, Net

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Interest expense, net	$50	$51	$151	$213

Interest expense, net decreased by $1 million for the three months ended September 30, 2025 compared to the prior quarter, primarily as a result of lower interest rates and outstanding debt balance.

Interest expense, net decreased by $62 million for the nine months ended September 30, 2025 compared to the same period in the prior year primarily as a result of the issuance of $1.4 billion of Convertible Notes (as defined and described further below under “Convertible Notes”) in May 2024 at a coupon rate of 1.25%, of which $1.2 billion of the proceeds were used to pay down our loans under the Term Loan Facility with an interest rate of approximately 7.8%. In addition, in July 2024, we entered into the Fourth Amendment, and in January 2025, we entered into the Fifth Amendment, each of which decreased the applicable margin for both the USD Tranche B and EUR Tranche B by 0.25%. In addition, interest expense, net was lower for the nine months ended September 30, 2025 as compared to the same period in the prior year, as a result of various voluntary prepayments totaling $426 million in 2024 and $300 million for the nine months ended September 30, 2025, on loans under the Term Loan Facility. The decrease in interest expense, net was partially offset by the maturity of favorable interest rate swaps compared to the same period in the prior year.

Loss on Extinguishment of Debt

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Loss on extinguishment of debt	$2	$2	$8	$52

For the three months ended September 30, 2025 and June 30, 2025 we recorded a loss on extinguishment of debt in connection with voluntary prepayments in August 2025 and June 2025, respectively.

For the nine months ended September 30, 2025, we recorded a loss on extinguishment of debt in connection with voluntary prepayments in January 2025, June 2025 and August 2025 as well as the Fifth Amendment. For the nine months ended September 30, 2024, we recorded a loss on extinguishment of debt in connection with the extinguishment of our senior secured tranche A term loans using proceeds from borrowing additional USD Tranche B and additional Euro Tranche B pursuant to the Second Amendment, the issuance in May 2024 of the Convertible Notes, as defined and described further below under “Credit Facilities”, and the Fourth Amendment as well as voluntary prepayments in February 2024, April 2024 and July 2024. In each period, the loss from voluntary prepayments resulted from the acceleration of deferred financing and original issue discount costs associated with our loans under the Term Loan Facility.

Other Expense (Income), Net

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Other expense (income), net	$2	$10	$11	$(3)

Other expense (income), net for the three and nine months ended September 30, 2025, three months ended June 30, 2025 and nine months ended September 30, 2024 consisted primarily of net foreign exchange and fair value gains and losses.

Provision for Income Taxes

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Provision for income taxes	$10	$10	$27	$1

Our effective tax rates for the three months ended September 30, 2025 and June 30, 2025 were 12.3% and 13.6%, respectively. Our effective tax rates for the three months ended September 30, 2025 and June 30, 2025 were lower than the U.S. statutory tax rate, mainly due to the U.S. deduction for foreign derived intangible income (“FDII”) and research and development tax credits, partially offset by foreign withholding taxes and a waiver of deductions related to U.S. base erosion payments.

Our effective tax rates for the nine months ended September 30, 2025 and 2024 were 12.7% and 1.2%, respectively. Our effective tax rate for the nine months ended September 30, 2025 was lower than the U.S. statutory tax rate mainly due to the U.S. deduction for FDII and research and development tax credits, partially offset by foreign withholding taxes and a waiver of deductions related to U.S. base erosion payments. Our effective tax rate for the nine months ended September 30, 2024 was lower than the U.S. statutory tax rate primarily due to a tax benefit related to the earnings mix, an increase in the U.S. deduction for FDII and a one-time increase in research and development tax credits due to the filing of prior year amended returns for years 2020 and 2021, partially offset by an expected increase in foreign withholding taxes and a waiver of deductions related to U.S. base erosion payments.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA includes changes to the U.S. tax code, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. These changes to the U.S. tax code have not had a material impact on our results since the enactment of OBBBA and we do not anticipate these changes to the U.S. tax code will have a material impact on our results in future periods.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2025 and December 31, 2024 totaled $697 million and $714 million, respectively. The primary driver of our current and anticipated future cash flows is, and we expect will continue to be, cash generated from operations, consisting primarily of our net income, excluding non-cash charges and changes in operating assets and liabilities.

Our total cash and cash equivalents at September 30, 2025 consisted of $166 million held in the United States and $531 million held by our foreign subsidiaries. We believe that our current cash and investments position and available borrowing capacity, together with the cash anticipated to be generated from our operations, will be sufficient to satisfy our estimated working capital needs, planned capital expenditure requirements, payments of debt, and any future cash dividends declared by our Board of Directors or share repurchases through at least the next 12 months and the foreseeable future.

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

Net cash provided by operating activities was $503 million for the nine months ended September 30, 2025 and resulted from net income of $188 million, which included non-cash charges of $240 million, mainly the result of $258 million in depreciation and amortization, partially offset by $125 million in deferred income taxes and a net decrease in working capital of $75 million. The net decrease in working capital was primarily due to increases in accrued compensation of $55 million, accounts payable of $31 million and income taxes payable of $21 million as well as a decrease in accounts receivable of $24 million and other current and non-current assets of $12 million, partially offset by an increase in inventories of $54 million as well as a decrease in other current and non-current liabilities of $14 million.

Net cash used in investing activities was $96 million for the nine months ended September 30, 2025 primarily related to capital expenditures of $98 million.

Net cash used in financing activities was $437 million for the nine months ended September 30, 2025, consisting primarily of normal quarterly debt payments and voluntary debt prepayments that together totaled $338 million, as well as the repurchase of our common stock of $45 million and dividend payments of $44 million.

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

During the nine months ended September 30, 2025, we repurchased approximately 546,000 shares of our common stock for total consideration of $45 million. During the three months ended September 30, 2025 and the three and nine months ended September 30, 2024, we did not repurchase any shares of common stock. We have repurchased approximately 3.1 million shares of common stock for approximately $172 million pursuant to the program since its adoption.

Holders of our common stock are entitled to receive dividends when and if they are declared by our Board of Directors. During each of the first three quarters of 2025 and 2024, our Board of Directors declared a cash dividend of $0.22 per share, totaling $44 million for each of the nine months ended September 30, 2025 and 2024. On November 3, 2025, our Board of Directors declared a quarterly cash dividend of $0.22 per share to be paid on December 5, 2025 to stockholders of record as of November 24, 2025. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of our Board of Directors.

Credit Facilities

In connection with the completion of the Atotech Acquisition, on August 17, 2022 (the “Effective Date”) we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, Barclays Bank PLC, and the lenders from time to time party thereto, which we have amended several times since including, most recently, in January 2025 (as amended, the “Amended Credit Agreement”). As of September 30, 2025, the Amended Credit Agreement provided for (i) a senior secured term loan facility comprised of two tranches: a $2.3 billion loan (the “USD Tranche B”) and a €589 million loan (the “Euro Tranche B” and together with the USD Tranche B, the “Term Loan Facility”) and (ii) a senior secured revolving credit facility of $675 million (the “Revolving Facility” and, together with the Term Loan Facility, the “Credit Facilities”), with the commitments under each of the foregoing facilities subject to increase from time to time subject to certain conditions. In each of January 2025, June 2025, August 2025 and October 2025, we made an additional voluntary prepayment of $100 million principal amount to the USD Tranche B loan.

As of September 30, 2025, borrowings under the Credit Facilities bore interest at a rate per annum equal to, at our option, any of the following, plus, in each case, an applicable margin: (a) with respect to the USD Tranche B and the Revolving Facility, (x) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the prime rate quoted in The Wall Street Journal, or (3) a forward-looking term rate based on the variable secured overnight financing rate (“Term SOFR”) (plus an applicable credit spread adjustment) for an interest period of one month, plus 1.00%, and (y) a Term SOFR rate (plus an applicable credit spread adjustment) for the interest period relevant to such borrowing, subject to a rate floor of (I) with respect to the USD Tranche B, 0.50% and (II) with respect to the Revolving Facility, 0.0%; and (b) with respect to the Euro Tranche B, a Euro Interbank Offered Rate (“EURIBOR”) rate determined by reference to the costs of funds for Euro deposits for the interest period relevant to such borrowing adjusted for certain additional costs, subject to a EURIBOR rate floor of 0.0%. As of September 30, 2025, the applicable margins for borrowings under the Credit Facilities were (i) under the USD Tranche B, 1.00% with respect to base rate borrowings and 2.00% with respect to Term SOFR borrowings, (ii) under the Euro Tranche B, 2.50% and (iii) under the Revolving Facility, 1.50% with respect to base rate borrowings and 2.50% with respect to Term SOFR borrowings.

In addition to paying interest on outstanding principal under the Credit Facilities, we are required to pay a commitment fee in respect of the unutilized commitments under the Revolving Facility. The commitment fee is subject to adjustment based on our first lien net leverage ratio as of the end of the preceding fiscal quarter. We must also pay customary letter of credit fees and agency fees. As of September 30, 2025, the commitment fee was 0.25% per annum.

As of September 30, 2025, the principal outstanding on the Term Loan Facility was $3.0 billion, and the weighted average interest rate was 5.8%. The Revolving Facility has a maturity date in August 2027 while the USD Tranche B and Euro Tranche B have a maturity date in August 2029. As of September 30, 2025, there were no borrowings under the Revolving Facility.

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

The Amended Credit Agreement contains customary representations and warranties, covenants and provisions relating to events of default. As of September 30, 2025, we were in compliance with all covenants under the Amended Credit Agreement. The USD Tranche B and the Euro Tranche B are not subject to financial maintenance covenants.

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

As of September 30, 2025, the Convertible Notes were classified as a long-term liability, net of issuances costs, on the condensed consolidated balance sheet. The Convertible Notes were issued at par and costs associated with the issuance of the Convertible Notes are amortized to interest expense over the contractual term of the Convertible Notes. As of September 30, 2025, the effective interest rate of the Convertible Notes was 1.56%.

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

Lines of Credit and Borrowing Arrangements

Certain of our Japanese subsidiaries have lines of credit and a financing facility with various financial institutions, many of which generally expire and are renewed at three-month intervals with the remaining having no expiration date. The lines of credit and financing facility provided for aggregate borrowings as of September 30, 2025 and December 31, 2024 of up to an equivalent of $13 million and $19 million, respectively. There were no borrowings outstanding under these arrangements at September 30, 2025 and December 31, 2024.

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

Contractual Obligations

There have been no material changes outside the ordinary course of business to our contractual obligations as disclosed in our Annual Report.

Recent Accounting Pronouncements

Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which focuses on the rate reconciliation and income taxes paid. ASU 2023-09 requires a public business entity (“PBE”) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. We are planning to apply ASU 2023-09 prospectively beginning with the period ending December 31, 2025. We are currently evaluating the impact on the consolidated financial statement disclosures; however, adoption will not impact our consolidated balance sheets, cash flows or income statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information concerning market risk is contained in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report. As of September 30, 2025, there were no material changes in our exposure to market risk from December 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION.

For the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a trading arrangement for the sale or purchase of Company securities that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

MKS INC.

Date: November 6, 2025	By:	/s/ Ramakumar Mayampurath
Ramakumar Mayampurath
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)