Form 10-K
period 2025-12-31
MKS INC
filed 2026-02-24
CIK 1049502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant as of June 30, 2025 based on the closing price of the registrant’s common stock on such date as reported by the Nasdaq Global Select Market: $6,672,873,031.

Number of shares outstanding of the issuer’s common stock, no par value, as of February 17, 2026: 67,248,357.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for our 2026 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding the future financial performance, business prospects and growth of MKS Inc. (“MKS,” the “Company,” “our,” or “we”). These statements are only predictions based on current assumptions and expectations. Any statements that are not statements of historical fact (including statements containing the words “will,” “projects,” “intends,” “believes,” “plans,” “anticipates,” “expects,” “estimates,” “forecasts,” “continues” and similar expressions) should be considered to be forward-looking statements. Actual events or results may differ materially from those in the forward-looking statements set forth herein.

Among the important factors that could cause actual events to differ materially from those in the forward-looking statements that we make are the level and terms of our substantial indebtedness and our ability to service such debt; risks related to pursuing, completing, and/or failing to realize the benefits of acquisitions and other strategic transactions critical to our growth strategy; risks related to cybersecurity, data privacy and intellectual property; manufacturing and sourcing risks, including supply chain disruptions, component shortages and price increases, the use of limited, sole source and international suppliers, the relocation of manufacturing operations, and product defects; risks associated with doing business internationally, including geopolitical conflicts, trade compliance, trade protection measures, such as import tariffs by the United States and/or retaliatory actions taken by other countries, regulatory restrictions on our products, components or markets, particularly the semiconductor market, and unfavorable currency exchange and tax rate fluctuations; conditions affecting the markets in which we operate, including intense competition, rapid technological and market changes, dependence on new product development, the ability to anticipate and meet customer demand, fluctuations in capital spending in the semiconductor, electronics manufacturing and automotive industries, and fluctuations in sales to our major customers; disruptions or delays from third-party service providers upon which our operations may rely; risks associated with the attraction and retention of key personnel; potential fluctuations in quarterly results; volatility of stock price; risks associated with chemical manufacturing and environmental regulation compliance; risks associated with artificial intelligence (“AI”); financial and legal risk management; and the other important factors described in Part I, Item 1A of this Annual Report on Form 10-K. We are under no obligation to, and expressly disclaim any obligation to, update or alter these forward-looking statements, whether as a result of new information, future events or otherwise, even if subsequent events cause our views to change.

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

Strategic Transaction Risks

•
As part of our business strategy, we have consummated and may continue to pursue acquisitions and other strategic transactions, which may be challenging and costly to identify and complete, disruptive to our business and our management, and/or dilutive to stockholder value.

Financial Risks

•
Our substantial consolidated indebtedness could adversely affect us, including by increasing our interest expense and decreasing our business flexibility.
•
The terms of our Term Loan Facility, Revolving Facility and 2034 Notes (each as defined below) impose significant financial obligations and risks upon us, limit our ability to take certain actions, and could discourage a change in control.
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
•
The loss of net revenues from any of our major customers would likely have a material adverse effect on us.
•
Key personnel have been, and may continue to be, difficult to attract and retain.
•
Emerging issues related to the development, deployment, and use of AI, including generative AI, in our business could give rise to competitive disadvantages, reputational harm, legal or regulatory action, or other adverse impacts on our business.

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
•
We face significant risks associated with doing business in China in particular.
•
Unfavorable currency exchange rate fluctuations may lead to lower operating results or may cause us to change customer pricing, which could result in reduced sales and losses.

Legal, Tax, Regulatory and Compliance Risks

•
We are obligated to develop and maintain proper and effective internal control over financial reporting, and we previously identified a material weakness in our internal control over financial reporting and may discover additional material weaknesses in the future. Any failure to maintain the adequacy of this internal control may adversely affect our operating results, our stock price and investor confidence in our Company.
•
If significant trade restrictions or tariffs on our products or components that are imported from or exported to certain countries, including, but not limited to, China, are initiated, continue or are expanded, our business, financial condition and operating results may be materially harmed.
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

PART I

Item 1. Business

MKS Inc., formerly known as MKS Instruments, Inc. (“MKS,” the “Company,” “our,” or “we”), was founded in 1961 as a Massachusetts corporation. We enable technologies that transform our world. We deliver foundational technology solutions to leading edge semiconductor manufacturing, electronics and packaging, and specialty industrial applications. We apply our broad science and engineering capabilities to create instruments, subsystems, systems, process control solutions and specialty chemicals technology that improve process performance, optimize productivity and enable unique innovations for many of the world’s leading technology and industrial companies. Our solutions are critical to addressing the challenges of miniaturization and complexity in advanced device manufacturing by enabling increased power, speed, feature enhancement and optimized connectivity. Our solutions are also critical to addressing ever-increasing performance requirements across a wide array of specialty industrial applications.

Where You Can Find More Information

We file reports, proxy statements and other documents with the Securities and Exchange Commission (the “SEC”). Our SEC filings are available to you on the SEC’s website at http://www.sec.gov.

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

Markets and Applications

Since our inception, we have focused on satisfying the needs of our customers by establishing long-term collaborative relationships. We have a diverse base of customers across our three end-markets: semiconductor, electronics and packaging, and specialty industrial.

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
•
Our Surround the Workpiece® offering includes product design and development, system-level integration, research and development, system, subsystem and component selection, and maintenance, repair and calibration services in the field of laser-based guidance and control for manufacturing processes. In connection with the Atotech Acquisition (as defined below), we introduced an extension of the Surround the Workpiece offering called Optimize the Interconnect®, which refers to MKS’ combined laser drilling and chemistry solutions geared towards accelerating innovation and customers’ time-to-market in printed circuit board (“PCB”) and package substrate manufacturing.

At our core, we are a foundational enabler of miniaturization and complexity. We believe there are three secular trends benefiting MKS. First is the impact of a world that continues to be increasingly interconnected, driving the need for smaller, more powerful and feature-rich advanced electronic devices, which is enabled by semiconductor manufacturing, laser processing and chemistry solutions. Second is the increasing complexity of technology transitions in semiconductor, PCB and package substrate manufacturing, which leads to inflections, such as extreme vertical structures and process engineering at the atomic level, as well as increased interconnect density and smaller features. Third is the accelerating need for laser-based precision manufacturing techniques, which are enabled by lasers, photonics, optics, precision motion control, vibration control and systems solutions. These inflections provide additional growth opportunities for MKS, as we believe we are uniquely positioned to deliver the broadest and deepest portfolio of solutions.

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

The semiconductor market is subject to rapid demand shifts, which are difficult to predict, and we cannot be certain as to the timing or extent of future demand in the semiconductor capital equipment industry. In addition to these rapid demand shifts, the semiconductor capital equipment industry has recently been subject to significant trade restrictions, especially in key markets, including China, which has impacted our sales. Due in part to these demand shifts, including AI-related demand and trade restrictions, our semiconductor market revenue sequentially increased 13% in 2025, sequentially increased 1% in 2024, but sequentially decreased 28% in 2023. Approximately 43%, 42%, and 41% of our net revenues for 2025, 2024, and 2023, respectively, were from sales to our semiconductor market.

Electronics and Packaging Market

We are a foundational solutions provider for the electronics and packaging market. Our portfolio includes photonics components, laser drilling systems, electronics chemistries and plating equipment that are critical for the manufacturing of PCBs and package substrates, and critical to wafer level packaging (“WLP”) applications. Similar to the semiconductor industry, the PCB, package substrate and WLP industries continue to demand smaller features, greater density, and better performance. We believe we are well positioned to support innovation in advanced technologies that underpin the growing adoption of AI. We characterize our complementary offering of laser systems and chemistry solutions as Optimize the Interconnect®, to reflect the unique technology enablement we provide at the Interconnect level within PCBs, package substrates and WLPs. Approximately 28%, 26%, and 25% of our net revenues for 2025, 2024, and 2023, respectively, were from sales to our electronics and packaging market.

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

Approximately 29%, 32%, and 34% of our net revenues for 2025, 2024, and 2023, respectively, were from sales to our specialty industrial market.

International Markets

A significant portion of our net revenues is from sales to customers in international markets. For 2025, 2024, and 2023, international net revenues accounted for approximately 81%, 78%, and 75%, respectively, of our total net revenues. We report geographical net revenues based on the shipped-to location of the end customer. A significant portion of our international net revenues was from customers in China, South Korea, Singapore, Taiwan and Japan. We expect international net revenues will continue to account for a significant percentage of total net revenues for the foreseeable future.

Long-lived assets located outside of the United States accounted for approximately 70% and 59% of our total long-lived assets in 2025 and 2024, respectively. Long-lived assets include property, plant and equipment, net, right-of-use assets and certain other assets.

Reportable Segments, Products and Service Offerings

We are divided into three divisions: the Vacuum Solutions Division (“VSD”), the Photonics Solutions Division (“PSD”) and the Materials Solutions Division (“MSD”). We group our product offerings by our reportable segments: VSD, PSD and MSD. Global Service represents our various service offerings across our three divisions.

VSD delivers foundational technology solutions for semiconductor manufacturing, electronics and packaging and specialty industrial applications. VSD products are derived from our core competencies in vacuum technologies, including pressure measurement and control, flow measurement and control, gas and vapor delivery, gas composition analysis, electronic control technology, reactive gas generation and delivery, power generation and delivery, and fiber optic temperature and position sensing. Its products include:

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

MSD develops leading process and manufacturing technologies for advanced surface modification, electroless and electrolytic plating, and surface finishing. Applying a comprehensive systems-and-solutions approach, MSD's portfolio includes chemistry, equipment and services for innovative and high-technology applications in our electronics and packaging and specialty industrial markets. Its products include:

•
Advanced chemical processes and production equipment, for the manufacturing of PCBs, package substrates and wafers used in smartphones, computers, other consumer electronics, server and data centers, including infrastructure related to AI, automotive electronics, and the medical and industrial industries.

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

Customers

We sell our products and services to thousands of customers worldwide, in a wide range of end markets. Our top ten customers accounted for 35%, 32% and 30% of net revenues for 2025, 2024 and 2023, respectively. None of our customers in 2025, 2024 or 2023 accounted for greater than 10% of net revenues.

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

We continue to develop our products as we strive to meet our customers’ evolving needs. We have developed, and continue to develop, new products to address industry trends, such as the shrinking of integrated circuit critical dimensions and technology inflections, and, in the flat panel display and solar markets, the transition to larger substrate sizes, which require more advanced processing and process control technology, the continuing drive toward more complex and accurate components and devices within the handset, tablet and high performance computing markets, the growth in units and via counts in the HDI PCB and package substrate markets, the industry transition to battery-powered vehicles in the automotive market, and the advancement of AI. In addition, we have developed, and continue to develop, products that support the migration to new classes of materials, ultra-thin layers, and 3D structures that are used in small geometry manufacturing. In our chemistry and equipment plating businesses, a majority of our research and development investment supports existing customers' product improvement needs and their short-term research and development goals, which enables us to pioneer new high-value solutions while limiting commercial risk.

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

Our research and development expenses were $299 million, $271 million and $288 million for 2025, 2024 and 2023, respectively. Our research and development efforts include numerous projects, none of which are individually material, and generally have a duration of 3 to 36 months, depending upon whether the product is an enhancement of existing technology or a new product. Our current initiatives include projects to enhance the performance characteristics of older products, to develop new products and to integrate various technologies into subsystems.

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

Our manufacturing facilities are located in Austria, Brazil, Canada, China, France, Germany, India, Israel, Italy, Japan, Malaysia, Mexico, Romania, Singapore, Slovenia, South Korea, Taiwan and the United States. We are also currently in the process of building a new manufacturing facility located in Thailand and fitting out a new manufacturing facility located in Malaysia. In addition, we rely on significant subcontracted operations in Mexico and selected contract manufacturers in Asia. Our business depends on the timely supply of products and services that meet the rapidly changing technical and volume requirements of our customers, which depends in part on the timely delivery of chemicals, parts, components and subassemblies from suppliers, including contract manufacturers. We purchase a wide range of electronic, optical, mechanical and electrical components, some of which are designed to our specifications. For chemical production, we purchase our substances, metals, and compounds from a global supply base. The materials we buy range from commodities, which we buy in bulk, to small quantities of specialty compounds. We consider our lean manufacturing techniques and responsiveness to customers’ significantly fluctuating product demands to be a competitive advantage.

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

In PSD, Trumpf Group, Lumentum Holdings Inc., IPG Photonics Corporation, EdgeWave GmbH and Amplitude Laser Group offer products that compete with our laser products. Coherent Corp., Excelitas Technologies Corp., Jenoptik AG and Thorlabs, Inc. offer products that compete with our laser and photonics products. Sigma Koki Co., Ltd. and PI miCos GmbH offer products that compete with our photonics products. Our laser-based systems for PCB manufacturing primarily compete with laser-based systems provided by Via Mechanics, Ltd., EO Technics Co., Ltd. and Mitsubishi Electric Corporation.

In MSD, Element Solutions Inc., Qnity Electronics, Inc., Uyemura, JCU International, Inc. and Okuno Chemical Industries Co., Ltd. offer products that compete with our chemistry products. Schmid Group, Process Automation International Limited, Top Creation Machines Co., Ltd., Universal Circuit Board Equipment Co., Ltd., Almex Technologies Inc. and Manz Asia offer products that compete with our plating equipment products.

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

Patents and Other Intellectual Property Rights

We rely on a combination of patent, copyright, trademark and trade secret laws and license agreements to establish and protect our proprietary rights. As of December 31, 2025, we owned 585 U.S. patents and 2,217 foreign patents that expire at various dates through 2044. As of December 31, 2025, we had 150 pending U.S. patent applications. Foreign counterparts of certain U.S. applications have been filed or may be filed at the appropriate time.

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

As of December 31, 2025, we had a total workforce of approximately 10,300 individuals, excluding contracted employees. We have sites in 37 countries, with 33% of our employees located in the Asia-Pacific region, 34% located in Europe, the Middle East and India and 33% located in the Americas. Of our total workforce, approximately 10,200 were employees and approximately 100 were temporary workers. Of our total workforce, 18% work in research and development, 55% work in operations, manufacturing, service and quality assurance, and 27% work in sales, order administration, marketing, finance, human resources, legal, information technology, general management and other administrative functions.

Culture and Belonging

At MKS, we are committed to fostering a culture grounded in respect, belonging, and merit, where employees are empowered to contribute fully and perform at their best. We believe that a workplace that values different perspectives, experiences, and ways of thinking strengthens collaboration, drives innovation, and supports long-term business performance. Our global Culture and Belonging strategy is aligned with our corporate values and business objectives and is designed to support an engaged, high-performing workforce across all regions in which we operate.

To support this commitment, we advance a number of programs and practices, including the following:

•
Inclusion Academy, a structured enterprise learning framework designed to build capability in inclusive leadership, communication, and collaboration. Launched in 2025, the Inclusion Academy includes various facilitated workshops such as Inclusive Leadership, Own Your Voice, and Inclusive Hiring & Interviewing. Offerings are scalable and can be tailored by management level and function to address specific business and workforce needs while maintaining consistent global standards.
•
4C: Cross-Cultural Communication & Collaboration, an enterprise-wide learning program focused on strengthening cross-cultural effectiveness in a geographically and functionally diverse organization. The program provides practical tools to support communication, feedback, trust-building, persuasion, and decision-making across cultural contexts and is designed to improve alignment, execution, and collaboration across global teams.
•
Employee Resource Groups, which are open to all employees and provide opportunities for professional development, mentoring, community impact, and dialogue that strengthen engagement and belonging across the organization.
•
MentorConnect, MKS’ enterprise-wide mentoring program, which facilitates knowledge sharing, professional development, and connection across functions, geographies, and levels of the organization.
•
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

Through these efforts, we aim to cultivate a work environment where employees feel respected, supported, and connected to our shared purpose, while reinforcing a culture of accountability, performance, and continuous improvement that supports MKS’ long-term success.

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

Employee Engagement

MKS remains dedicated to fostering meaningful connections with its employees. In 2025, MKS conducted its fifth annual global employee engagement survey, with a record 91% participation rate. The survey findings were analyzed and shared with our President and Chief Executive Officer, the executive leadership team and our Board of Directors. Comprehensive communication of the results was extended to all employees and supplemented with executive videos and both in-person and virtual focus groups to pinpoint prevailing themes. Leveraging these themes and data points, tailored action items were created to encourage meaningful change, with corporate initiatives focusing on innovation and cross-departmental collaboration.

Additionally, our executive leadership team routinely engages in direct communication with employees worldwide, ensuring alignment with the Company's strategic goals. Our executive leadership team is committed to continuously enhancing MKS’ workplace environment and steering organizational growth, with the annual engagement survey serving as a pivotal component for gathering employee insights.

Compensation and Benefits

MKS is committed to providing total compensation packages that attract, motivate and retain our employees, as well as recognizing and rewarding employees’ sustained performance and results. We also maintain a global flexible work policy. We are committed to ensuring that these total compensation packages are externally competitive and internally equitable, while supporting our business plans and strategies.

As employee turnover is an indicator of employee satisfaction, we monitor turnover globally. MKS has a very stable and committed workforce, as evidenced by low voluntary turnover. Our voluntary turnover for the year ended December 31, 2025 was 6%. Our average employee tenure as of December 31, 2025 was more than ten years.

Health and Safety

MKS is committed to providing a safe and healthy workplace for all employees. We accomplish this through strict compliance with applicable laws and regulations regarding workplace safety, including recognition and control of workplace hazards, tracking injury and illness rates, utilizing a global travel risk management program and maintaining detailed emergency and business continuity plans. We recently launched two new safety programs aimed at raising awareness among leaders and mid-level management: Safety Toolbox Talks and Safety Moments. We also provide mandatory environmental, health and safety training to ensure all employees are provided with the education to perform their jobs safely and to protect the environment.

We have instituted MEHS, a formal Global MKS Management System for Environmental, Health, and Safety, to protect our employees, other stakeholders, and the environment. This system is structured around four strategic pillars: foundation and structure; operational discipline; mindset and culture; and governance and compliance.

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

Strategic Transaction Risks

As part of our business strategy, we have consummated and may continue to pursue acquisitions and other strategic transactions, which may be challenging and costly to identify and complete, disruptive to our business and our management, and/or dilutive to stockholder value.

As part of our business strategy, we have consummated and may continue to pursue acquisitions and other strategic transactions. Our most recent acquisition of Atotech Limited (“Atotech”) in August 2022 (the “Atotech Acquisition”) significantly increased our size, including with respect to revenue, product offerings, technologies, employees, facilities, and geographic and market exposure. Our ability to successfully identify suitable acquisition targets, complete acquisitions on acceptable terms, and efficiently, effectively and profitably integrate and operate our acquired businesses, is critical to our growth. We may not be able to identify target companies that meet our strategic objectives or successfully negotiate and complete acquisitions with companies we have identified on acceptable terms. Further, we may incur significant expense in pursuing acquisitions that cannot be completed, or are significantly delayed, due to regulatory or other restrictions. Additionally, our Credit Facilities (as defined below) only permit us to make acquisitions under certain circumstances and also restrict our ability to incur additional indebtedness in certain circumstances. As a result, our acquisition strategy may be hindered by our indebtedness. Moreover, we may not realize the benefits we anticipate from these acquisitions because of potentially significant challenges, such as:

•
The difficulty, distraction, disruption, resource requirements and cost of developing sufficient knowledge of, managing, and integrating the operations, personnel, and internal controls, financial reporting and information technology (“IT”) systems of the acquired companies;
•
The disruption of our ongoing business and distraction of management;
•
Internal control or other compliance weaknesses of the acquired companies;
•
Significant expenses related to the acquisitions, including any resulting shareholder litigation;
•
The assumption of unknown or contingent liabilities associated with the acquired companies;
•
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
•
The difficulty of retaining key customers, suppliers and employees of the acquired companies; and
•
Incurring or recording significant cash or non-cash charges or writing down the carrying value of intangible assets and goodwill obtained in the acquisitions, which could adversely impact our cash flow or lower our earnings.

For example, in 2023, we recorded impairments of $1.9 billion in goodwill and intangible assets obtained in the Atotech Acquisition and the acquisition of Electro Scientific Industries, Inc. (“ESI”), which we acquired in 2019 (the “ESI Acquisition”).

In addition, if we do not successfully complete acquisitions or integrate acquired businesses, we may need to re-evaluate our growth strategy. We may incur substantial expenses and devote significant management time and resources to complete acquisitions that may not generate the financial results we planned to achieve.

In addition, we could use substantial portions of our available cash for all or a portion of the purchase price of future acquisitions. We could also issue additional securities as consideration for or to finance these acquisitions, which could cause significant stockholder dilution, or obtain additional debt financing, which would increase our costs, reduce our cash flow and subject us to covenants and other restrictions that may impede our ability to manage our operations, without achieving the desired accretion to our business.

As a result of previous acquisitions, we have several different decentralized operating and accounting systems. We will need to continue to modify our accounting policies, internal controls, procedures and compliance programs to provide consistency across our operations. In order to increase efficiency and operating effectiveness and improve corporate visibility into our decentralized operations, we continue to review opportunities to integrate enterprise resource planning systems or deploy data consolidation tools where practical. Any such systems changes may disrupt our operations during the conversion periods and may require significantly more management time and higher implementation costs than anticipated.

We may also choose to close or divest certain of our product lines or business units that do not fit into our strategic plan. Divestitures involve additional risks and uncertainties, such as the ability to sell such businesses on satisfactory price and terms and in a timely manner, or at all, disruption to other parts of the businesses and distraction of management, allocation of internal resources that would otherwise be devoted to completing strategic acquisitions or other strategic projects or initiatives, loss of key employees or customers, loss of access to critical intellectual property (“IP”) or other assets transferred with the divested business, exposure to unanticipated liabilities or ongoing obligations to support the businesses following such divestitures, decreases in revenue and earnings associated with such businesses, and other adverse financial impacts.

Financial Risks

Our substantial consolidated indebtedness could adversely affect us, including by increasing our interest expense and decreasing our business flexibility.

We have substantial consolidated indebtedness. As of February 4, 2026, we had approximately $1.6 billion of principal indebtedness outstanding under a senior secured term loan facility (the “Term Loan Facility”) comprised of two tranches: a $914 million loan (the “USD Tranche B”) and a €587 million loan (the “Euro Tranche B”). As of February 4, 2026, we also had $1.0 billion of available borrowing capacity under a senior secured revolving credit facility (the “Revolving Facility” and together with the Term Loan Facility, the “Credit Facilities”). On May 16, 2024, we completed a private offering of $1.4 billion aggregate principal amount of convertible senior notes due 2030 (the “Convertible Notes”), and used approximately $1.2 billion of the proceeds to partially repay borrowings under the USD Tranche B. On February 4, 2026, we completed a private offering of €1.0 billion aggregate principal amount of senior notes due 2034 (the “2034 Notes”), and used the net proceeds thereof, together with cash on hand, to partially repay approximately $1.3 billion of borrowings under the USD Tranche B.

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

If a change of control triggering event (as defined in the indenture with respect to the 2034 Notes) occurs prior to the maturity of the 2034 Notes, holders of the 2034 Notes will have the right, at their option, to require us to repurchase all or a portion of their 2034 Notes. In addition, if a fundamental change occurs prior to the maturity date of the Convertible Notes, holders of the Convertible Notes will have the right, at their option, to require us to repurchase all or a portion of their Notes. In addition, if a make-whole fundamental change occurs prior to the maturity date of the Convertible Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such make-whole fundamental change. Furthermore, the indentures governing the Convertible Notes and the 2034 Notes prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Convertible Notes, the 2034 Notes and the indentures, as applicable. These and other provisions in the indentures could deter or prevent a third party from acquiring us even when the acquisition may be favorable to investors.

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

The terms of our Term Loan Facility, Revolving Facility and 2034 Notes impose significant financial obligations and risks upon us, limit our ability to take certain actions, and could discourage a change in control.

As of February 4, 2026, the total principal balance of our USD Tranche B was $914 million, and the total principal balance of our Euro Tranche B was €587 million. As of February 4, 2026, our Revolving Facility provided us with a senior secured revolving credit facility of up to $1.0 billion. We have not borrowed against our Revolving Facility as of February 4, 2026. Additionally, on February 4, 2026, we completed a private offering of €1.0 billion aggregate principal amount of the 2034 Notes.

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
•
Consolidate or merge;
•
Incur liens; and
•
Engage in sale-leaseback transactions.

In addition, our 2034 Notes contain negative covenants that, among other things and subject to certain exceptions, restrict our ability and/or our subsidiaries’ ability to:

•
Consolidate or merge; and
•
Incur liens.

In addition, our Revolving Facility requires that we meet a financial covenant based on a consolidated leverage ratio test in certain circumstances. Under our Revolving Facility, whenever the aggregate amount of loans outstanding under the Revolving Facility (net of (a) all letters of credit (whether cash collateralized or not) and (b) unrestricted cash of us and our restricted subsidiaries) exceeds 35% of the aggregate commitments under the Revolving Facility, our total net leverage ratio cannot exceed 6.00 to 1.00.

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
•
Failure to pay certain judgments; and
•
A change in control of us.

Our 2034 Notes contain customary events of default, including:

•
Failure to make required payments;
•
Failure to comply with certain agreements or covenants;
•
Failure to pay, or otherwise causing the acceleration of, certain other indebtedness;
•
Certain events of bankruptcy and insolvency; and
•
Failure to pay certain judgments.

The amount of cash available to us for repayment of amounts owed under the Credit Facilities and the 2034 Notes will depend on our usage of our existing cash balances and our operating performance and ability to generate cash flows from operations, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. We cannot provide any assurances that we will generate sufficient cash flows from operations to service our debt obligations. Any failure to repay these obligations as they become due would result in an event of default under the Credit Facilities and the 2034 Notes.

If an event of default occurs under the Credit Facilities, the lenders may end their obligation to make loans to us under the Credit Facilities and may declare any outstanding indebtedness under the Credit Facilities immediately due and payable. In addition, if an event of default occurs under the 2034 Notes, the trustee and holders thereof may declare any outstanding indebtedness under the 2034 Notes immediately due and payable. In such cases, we would need to obtain additional financing or significantly deplete our available cash, or both, to repay this indebtedness. Any additional financing may not be available on reasonable terms or at all, and significant depletion of our available cash would harm our ability to fund our operations or execute our broader corporate objectives. If we were unable to repay outstanding indebtedness following an event of default, then in addition to other available rights and remedies, the lenders could initiate foreclosure proceedings on substantially all of our assets. Any such foreclosure proceedings or other rights and remedies successfully implemented by the lenders in an event of default would have a material adverse effect on our business, financial condition and operating results.

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

As of December 31, 2025, our goodwill and intangible assets, net, represented approximately $4.7 billion, or 54%, of our total assets. Goodwill is generated as a result of our acquisitions when the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets we acquire. Intangible assets relate primarily to the developed technologies, customer relationships, trade names and trademarks acquired by us as part of our acquisitions. Goodwill and indefinite-lived intangible assets are subject to an impairment analysis at least annually based on the fair value of the reporting unit in which the respective goodwill and intangible assets are recorded. In addition, goodwill and intangible assets are subject to an impairment analysis whenever events or changes in circumstances indicate that the carrying value of the goodwill or intangible assets might not be recoverable. In 2023, we recorded goodwill and intangible asset impairments of $1.9 billion following our annual impairment analysis and following certain triggering events. If market and economic conditions or business performance deteriorate, the likelihood we could record another impairment charge would increase. Any impairment charge could materially and adversely affect our financial condition and operating results, including by significantly reducing our net income.

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

We rely on various IT networks and systems, some of which are managed by third parties, to process, transmit and store electronic information and to carry out and support virtually all business and operational activities. Many of these activities are processed via Software-as-a-Service (“SaaS”) products provided by third parties and hosted on their own networks and servers or on third-party networks and servers. The data on such IT networks and systems includes confidential information, personally identifiable information, transactional information and IP belonging to us and our employees, customers, suppliers and other business partners.

We and our third-party administrators, vendors, customers and partners are subject to ongoing cybersecurity threats, including ransomware and other malware, hacking, phishing, smishing, denial of service attacks, employee errors or malfeasance, telecommunication failures, system failures, natural disasters and other attacks and events. We cannot guarantee that these threats will not have an adverse impact on our business, financial condition or operating results. For example, in February 2023, we identified that we had become subject to a ransomware event. Based on our investigation, we concluded ransomware actors encrypted certain of our systems by deploying malware. This incident required us to temporarily suspend operations at certain of our facilities and had a material impact during the three months ended March 31, 2023 on our ability to process orders, ship products and provide service to our Vacuum Solutions Division (“VSD”) and Photonics Solutions Division (“PSD”) customers. For the year ended December 31, 2023, we incurred net costs related to the incident of approximately $15 million. In addition, as a result of the incident, we were previously subject to two lawsuits, and we may be subject to future litigation, investigations, claims or actions, in addition to fines, penalties, or other obligations related to impacted data, whether or not such data is misused.

As we transition to using more cloud-based solutions that depend on the internet or other networks to operate, we may face additional or different cybersecurity and other data security threats, whether directly or through our third-party administrators, vendors and partners. As cybersecurity threats rapidly evolve and become increasingly difficult to detect and defend against, our current security controls and measures may not detect vulnerabilities or prevent cybersecurity incidents. These risks may be amplified by increased reliance on remote access to IT systems as a result of the use of SaaS software, cloud and remote services, and employees working remotely. Further, the use of AI by us, our customers, suppliers and other business partners and third-party providers may introduce vulnerabilities into our IT systems and data. AI may also be used by bad actors to identify vulnerabilities and carry out increasingly sophisticated cybersecurity attacks. Additionally, we face the challenge of supporting and updating security protocols for, transitioning to or from, and integrating various IT and information management systems, including as a result of mergers, acquisitions and divestitures. The systems that we acquire or that are used by acquired entities or businesses may pose security risks of which we are unaware or unable to mitigate, particularly during the transition of these systems.

The evolving regulatory landscape for data privacy presents a number of legal and operational challenges, and our efforts to comply with relevant regulations may be unsuccessful. For example, regulations in the European Union (the “EU”) and China prohibit the transfer of personally identifiable information from their respective countries to other countries whose laws do not adequately protect personal data. The permitted approaches we use to transfer personally identifiable information from these countries may be invalidated by courts or regulatory bodies, requiring us to ascertain an alternative legal basis for such transfers. Additionally, based on our investigation of the 2023 ransomware event, we provided notifications to individuals and regulators in accordance with applicable laws after we became aware that the ransomware actors may have exfiltrated personal information from our systems. See “We are exposed to various risks related to legal proceedings, including, for example, product liability claims, intellectual property infringement claims, regulatory claims, contractual claims and class action litigation, which if successful, could have a material adverse effect on our commercial relationships, business, financial condition and operating results” below for more information regarding legal risks associated with privacy-related matters.

A failure to comply with the evolving regulatory landscape, or a breach of our operational or security systems or infrastructure, or those of our customers, suppliers and other business partners, could disrupt our business, including business operations and manufacturing processes; result in the disclosure, misuse, corruption or loss of confidential or other valuable business information, including IP, personally identifiable information and other critical data of ours and our employees, customers, suppliers and other business partners; result in competitive disadvantages; damage our reputation; negatively affect our relationships with our employees, customers, suppliers and other business partners, including loss of confidence, which could lead to loss of or reduction in orders; divert the attention of management; cause losses; result in litigation, investigations or liability under contracts; require notifications to regulatory authorities and impacted individuals; result in significant penalties and/or fines from regulatory bodies, including pursuant to privacy laws and export control laws; add to the complexity of our compliance obligations; increase cybersecurity protection costs; and result in remediation costs. These adverse effects would likely be amplified in the event a breach of operational or security systems remains undetected for an extended period of time.

The costs of compliance with, and other burdens imposed by, privacy, cybersecurity, data protection and data localization laws, regulations and policies, including restrictions on marketing activities, could have a material adverse effect on our business, financial condition and operating results. For example, as a result of the 2023 ransomware event, we incurred significant costs in connection with efforts to investigate the incident, assess the impact of the incident and recover our systems. We have incurred and expect to continue to incur significant costs to enhance our data security and protect our systems and data. However, we cannot eliminate every vulnerability, and similar incidents may occur in the future. Further, customers and third-party providers increasingly demand rigorous contractual provisions regarding privacy, cybersecurity, data protection, confidentiality, and IP, which may also increase our compliance burden and potential liability.

Although we maintain insurance related to cybersecurity risks, these costs, expenses, liabilities and other matters may not be adequately covered by insurance and may result in an increase in insurance costs or insurance not being available to us on economically feasible terms, or at all. Insurers may also deny us coverage as to any future claim. Any of these results could harm our business, financial condition and reputation. For additional information on our cybersecurity risk management, strategy and governance, please refer to Part I, Item 1C of this Annual Report on Form 10-K.

Our proprietary technology is important to the continued success of our business. Our failure to protect this proprietary technology may significantly impair our competitive position.

Our continued success depends in large part upon protecting our proprietary technology. We rely on a combination of patent and trademark laws, trade secret protection and contractual agreements, such as nondisclosure agreements, to protect our proprietary rights. However, we may not be able to deter or prevent the infringement or misappropriation of our IP, particularly in countries and regions outside, for example, the United States and Europe, where laws may not protect our proprietary rights as comprehensively. For example, the patent prosecution and enforcement systems within China and India, where we have a significant customer base and manufacturing presence, are comparatively less robust and may favor locally headquartered companies over foreign entities, potentially limiting our ability to enforce our IP rights there. The infringement, misappropriation, invalidation, circumvention, loss or expiration of any of our key patents could lead to a significant loss of sales of certain of our products and could materially affect our operating results. Seeking patent protection can be time consuming and expensive. There is no guarantee patents will be issued to us or be sufficient in scope or strength to provide meaningful protection or a commercial advantage to us. We may initiate claims, enforcement actions or litigation for infringement of our proprietary rights in order to determine the scope and validity of our proprietary rights or the proprietary rights of our competitors. We may also be subject to similar claims, enforcement actions or litigation, including counterclaims asserting the invalidity of our patents. In either case, these claims could result in costly litigation and the diversion of management and our technical personnel. Further, governments and courts are considering new issues in IP law with respect to work created by AI technology, which could result in different IP rights in development processes, procedures and technologies we may create with AI technology, which could have a material adverse effect on our business.

Risks Related to Our Operations

Supply chain disruptions and other manufacturing interruptions or delays have affected our ability to meet customer demand and have led to higher costs, while the failure to estimate customer demand accurately has resulted in excess or obsolete inventory, all of which has negatively impacted, and could in the future negatively impact, our business.

Our business depends on the timely supply of products and services that meet the rapidly changing technical and volume requirements of our customers, which depends in part on the timely delivery of raw materials, parts, components and subassemblies from our suppliers, including contract manufacturers. For example, throughout 2025, we experienced significant constraints due to global supply chain disruptions caused by geopolitical instability, including difficulty procuring raw materials, increased materials costs for components, and higher tariffs, which negatively impacted our sales, costs and margins, and our ability to timely produce products to meet customer demand. Supply constraints and the potential for shortages caused us to increase safety stock levels, which has increased the amount of inventory we hold. Cyclical industry conditions and volatility of demand for our products increase capital, technical, operational and other risks for us and for companies throughout our supply chain. We have experienced, and we may experience in the future, significant disruptions in our supply chain, interruptions of our manufacturing operations, delays in our ability to deliver products or services, increased costs, price volatility, and customer order cancellations, which have been, or may in the future be, as a result of:

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
•
Pandemics such as COVID-19, natural disasters or other events beyond our control (such as earthquakes, floods or storms, wildfires, power outages, regional economic downturns, social unrest, political instability, terrorism, or acts of war), particularly where we or our suppliers, subcontractors and contract manufacturers conduct manufacturing;
•
Global logistics network challenges, such as limited availability of and constraints on freight capacity;
•
IT or infrastructure failures; and
•
New laws or regulations.

For example, we use certain raw materials derived from petrochemical based feedstocks, the prices of which have historically been subject to periods of rapid and significant upward and downward movement. We may not be able to pass on price increases in raw materials, or price increases by our suppliers, to our customers due to competitive pricing pressure, and, even when we are able to do so, there may be a delay between price increases in raw materials and price increases of our products.

In addition, a rapid increase in our business and manufacturing capacity to meet increases in demand or expedited shipment schedules may exacerbate any interruptions in our manufacturing operations and supply chain and the associated effect on our working capital. Moreover, if actual demand for our products is different than expected, we may purchase more or fewer parts than necessary or incur costs for canceling, postponing or expediting delivery of parts. If we purchase inventory in anticipation of demand that does not materialize, or if our customers reduce or delay orders, we may incur excess inventory charges. Any of these factors could materially and adversely affect our business, financial condition and operating results.

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
•
Prohibitively higher raw material or component prices, including on aging components;
•
High and fluctuating tariffs on our supplies, resulting in higher prices and our products becoming less competitive;
•
Supply chain disruptions, including as a result of the relocation of certain low-cost and sole and limited source suppliers to less-developed countries;
•
Reduced control over pricing and timing of delivery of raw materials and components;
•
The inability of our suppliers to develop technologically advanced products to support our growth and development of new products;
•
Difficulty obtaining raw materials, including critical rare earth elements, concentrated in limited geographies at reasonable prices or at all due to trade restrictions for those materials;
•
The unavailability of service and/or spare parts for critical capital equipment; and
•
The inability or unwillingness of our suppliers to continue to offer supplies or services on commercially acceptable terms.

At times, we have not been able to, and in the future, we may not be able to, obtain and qualify alternative sources of these components on favorable terms, on a timely basis, or at all, whether because there are a limited number of suppliers or because we have entered into supply agreements with certain suppliers that contain certain minimum purchase requirements. The use of alternative sources could require us to redesign our products, which could result in increased costs, shipping delays and the need to requalify products with customers, particularly those with “copy exact” requirements. Any inability to redesign our products could result in further costs and shipping delays. Increased costs would decrease our profit margins if we could not pass these costs to our customers. Further, shipping delays have damaged, and may continue to damage, our relationships with customers and could have a material adverse effect on our business and operating results.

Our failure to successfully manage the transition of certain of our products to other manufacturing locations, the transition of certain of our products to or from contract manufacturers, and the transition of certain functions to centralized locations would likely harm our business, financial condition and operating results.

As part of our continuous cost-reduction and business continuity efforts, we continue to relocate the manufacturing of certain of our existing product lines and subassemblies to, and initiate the manufacturing of certain new products in, our facilities in Mexico, Romania and Singapore, as well as to our significant subcontracted operations in Mexico and selected contract manufacturers in Asia. In addition, we have relocated certain segments of other functions to, or initiated certain segments of other functions in, centralized locations, including relocating certain procurement activity to Mexico and Romania, relocating certain IT and research and development activity to India, relocating certain administrative finance, payroll, software and IT activity to Poland, and continuing certain engineering activity in India. We may expand the level of functions that we initiate in or move to other global locations to take advantage of cost efficiencies or for business continuity purposes. For example, we are currently in the process of building significant manufacturing facilities located in each of Penang, Malaysia, Yangzhou, China and Bangkok, Thailand. However, we may not be able to achieve significant cost savings or other benefits from these actions. For example, costs may increase as development and manufacturing expenses increase and labor, material, logistics and facility-related costs rise, as we have seen in our existing manufacturing locations in China, Mexico and Romania. If these costs increase such that we are unable to realize the cost savings we anticipated, we may need to relocate these operations and functions to other lower-cost regions. Additionally, if we are unable to successfully manage the relocation, initiation or oversight of these operations and functions, including identifying, training and retaining skilled labor, our business, financial condition and operating results would be harmed.

In particular, transferring product lines to other manufacturing locations and/or to or from our contract manufacturers' facilities often requires us to transplant complex manufacturing equipment and processes across a large geographical distance, train a completely new workforce to use this equipment and these processes, and comply with local regulations. In addition, our customers may require us to requalify products supplied to them in connection with the relocation. If we are unable to successfully manage these transfers and training, or if we are unable to requalify products in a timely manner, we could suffer manufacturing and supply chain delays, excessive product defects, harm to our operating results and our reputation, and loss of customers. Further, utilizing overseas manufacturing locations and contract manufacturers may require additional transportation and shipping costs and customs tariffs or export licenses, which may be difficult or costly to obtain, or which may become subject to unanticipated changes.

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

In addition, our contract manufacturers may terminate our agreements with them, including immediately if we become insolvent or fail to perform a material obligation under the agreements. If we are required to change contract manufacturers or assume internal manufacturing operations, we will likely suffer manufacturing and shipping delays, lost sales, increased costs and damage to our customer relationships, any of which would harm our business, financial condition and operating results.

Our products could contain defects, which would increase our costs and seriously harm our business, financial condition, operating results and customer relationships.

Many of our products are inherently complex in design and, in some cases, require extensive customization and/or ongoing regular maintenance. Further, manufacturing these products often involves a highly complex and precise process, specially qualified materials or components that conform to stringent specifications, and highly skilled labor. As a result of the technical complexity of these products, design defects, skilled labor turnover, changes in our or our suppliers' manufacturing processes or the inadvertent use of defective or nonconforming materials or software by us or our suppliers could adversely affect our manufacturing yields and product reliability. This could in turn harm our business, operating results, financial condition and customer relationships.

We provide warranties for our products, and we accrue reserves for estimated warranty costs at the time we recognize revenue for the sale of the products. The determination of such reserves requires us to make estimates of product return rates and expected costs to repair or replace the products under warranty. We establish warranty reserves based on historical warranty costs for our products. If actual return rates or repair and replacement costs significantly exceed our estimates, our operating results would be negatively impacted.

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

We outsource a number of services, including certain IT systems and systems management, logistics, contract manufacturing, payroll and tax functions, to third-party service providers. While outsourcing arrangements may lower our cost of operations, they also reduce our direct control over the services rendered. This diminished control may have an adverse effect on the quality or quantity of services rendered, our ability to quickly respond to changing market conditions, or our ability to ensure compliance with all applicable laws and regulations. If we do not effectively develop and manage our outsourcing strategies, if required export and other governmental approvals are not timely or accurately obtained, if our third-party service providers do not comply with laws, perform as anticipated or adequately protect our data, including from cybersecurity breaches, or if there are delays or difficulties in enhancing business processes, we may experience operational difficulties, increased costs, manufacturing or service interruptions or delays, loss of IP rights or other sensitive data, quality and compliance issues, and challenges in managing our product inventory or recording and reporting financial and management information, any of which could materially and adversely affect our business, financial condition and operating results.

The loss of net revenues from any of our major customers would likely have a material adverse effect on us.

Our top ten customers accounted for approximately 35%, 32% and 30% of our net revenues for 2025, 2024 and 2023, respectively. In any reporting period, these customers may contribute an even larger percentage of our consolidated net revenues. The loss of any of these customers or a significant reduction in orders by these customers, including due to economic, market or competitive conditions, regulatory requirements, or failure to meet customer demands, would likely have a material adverse effect on our business, financial condition and operating results. None of our significant customers have entered into an agreement with us that requires them to purchase any minimum quantity of our products.

Attempts to offset the loss or reduction of net revenues through the rapid addition of new customers would be difficult because a relatively small number of companies dominate the semiconductor and electronics manufacturing industries. Further, prospective customers typically require lengthy qualification periods prior to placing volume orders with a new supplier. Our success will continue to depend upon:

•
Our ability to maintain relationships with existing key customers;
•
Our ability to attract new customers and satisfy any required qualification periods;
•
Our ability to introduce new products in a timely manner for existing and new customers;
•
The ability of our original equipment manufacturer (“OEM”) customers to create demand for their capital equipment products that incorporate our products; and
•
Our ability to gain significant customers and business in new, emerging segments of our markets.

Key personnel have been, and may continue to be, difficult to attract and retain.

Our ability to maintain and grow our business is directly related to our ability to hire, train, retain and motivate qualified employees, who we consider to be a significant asset. There is significant competition for personnel in the technology and sciences marketplace, particularly in certain geographies where we are located, including the Boston, Massachusetts area, Orange County and the San Francisco Bay area of California, Berlin, Germany, Gurgaon, India, Tokyo, Japan, Penang, Malaysia, Bangkok, Thailand, and Singapore. It can be particularly challenging to identify, attract and retain employees possessing the deep technical expertise required to manage our product manufacturing processes and product services. We have also experienced, and may continue to experience, attrition in certain key positions. For example, Seth H. Bagshaw, our former Executive Vice President, Chief Financial Officer and Treasurer, retired in April 2024, and his successor, Ramakumar Mayampurath, did not begin his employment until October 2024. A related challenge is that a significant portion of our technical talent is nearing retirement age, and we may have difficulty training our existing workforce or hiring qualified employees to replace them. If we are unable to hire qualified employees or retain and motivate existing employees, our business and operating results would be harmed.

Emerging issues related to the development, deployment, and use of AI, including generative AI, in our business could give rise to competitive disadvantages, reputational harm, legal or regulatory action, or other adverse impacts on our business.

We are in the early stages of integrating AI into our business and operational processes and continue to explore new uses. AI technologies are complex and rapidly evolving. They may be difficult and costly to implement and govern, with no assurance that our investments in AI will deliver anticipated benefits. Our competitors may adopt or leverage AI more quickly or effectively, achieving greater benefits, which could potentially diminish our market position.

AI tools can produce outputs that are erroneous, misleading, biased, or otherwise flawed due to inaccurate, incomplete, or skewed training data, algorithms, or methodologies. Reliance on AI outputs without adequate human oversight and control mechanisms may lead to operational inefficiencies or disruptions, poor business decisions or reputational damage.

Our use of AI raises significant IP, data protection and privacy, cybersecurity, and ethical considerations. Improper development, deployment or use of AI tools by our employees or business partners would increase the risk of loss of confidential or proprietary information, complicate assertion or enforcement of IP rights, introduce defects or malware into our products or business systems, or expose us to claims of infringement, misappropriation, or other violations of third-party rights, including individual rights such as privacy rights. Reliance on third-party vendors that use AI may introduce additional implementation, security, and compliance risks.

The legal and regulatory landscape governing AI is dynamic, with evolving frameworks addressing data protection and privacy, IP, and responsible AI practices. Compliance may be costly and require significant resources and could restrict certain AI applications or limit our ability to deploy AI capabilities. Failure to anticipate, implement, and maintain appropriate governance and risk management controls, or to comply with applicable laws and standards, could result in sensitive data loss, regulatory scrutiny, legal liability, increased costs, or reputational damage.

Risks Related to Our Industries and Markets

The semiconductor, electronics manufacturing and automotive industries we serve are characterized by periodic fluctuations in business activity that may cause a reduction in demand for our products.

Our business depends upon capital expenditures of semiconductor device manufacturers (which in turn depends upon demand for semiconductors), electronics manufacturers and Tier 1 and Tier 2 suppliers for the automotive industry. These industries have historically experienced cyclical variations in product supply and demand. For example, our year-over-year sales to semiconductor capital equipment manufacturers and semiconductor device manufacturers increased 13% in 2025, increased 1% in 2024 and decreased 28% in 2023. These sometimes sudden and severe cycles can result from many factors, including overall consumer and industrial spending, demand for electronic products that drive manufacturer production, manufacturers' capacity utilization, new product introductions, demand for customers' products, inventory levels relative to demand, access to affordable capital, labor conditions, commodity prices, energy costs, and, most recently, accelerated investment in AI. The timing, severity and duration of these cycles are difficult to predict, and we may not be able to respond effectively to these cycles.

During downturns in the semiconductor and electronics manufacturing industries, periods of overcapacity have significantly reduced demand for our products, which may result in lower gross margins due to reduced absorption of manufacturing overhead, as our ability to rapidly and effectively reduce our cost structure in response to such downturns is limited by the fixed nature of many of our expenses in the near term. During downturns in the automotive industry, we have experienced a similar effect on the gross margins of the general metal finishing reporting unit of our Materials Solutions Division (“MSD”). Further, our ability to reduce our long-term expenses is constrained by our need to invest in next-generation product technology and to support and service our products. In addition, due to the relatively long manufacturing lead times for some of our products, we may incur expenditures or purchase raw materials or components for products we are unable to sell. As a result, downturns in these industries may materially harm our business, financial condition and operating results. Conversely, during upturns in these industries, we may have difficulty rapidly and effectively increasing our manufacturing capacity to meet sudden increases in customer demand. If we fail to do so, we may lose business to our competitors and our relationships with our customers may be harmed.

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
•
Global electronics OEMs failing to specify our products in their manufacturing processes for the rigid printed circuit board manufacturers they use;
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
•
Industry consolidation among competitors, which could exacerbate certain of these factors; and
•
Regulatory changes that prevent or restrict the supply of our products and services to a particular industry, market or country, or impose tariffs on our supplies or products, but that do not equally impact the products of our competitors.

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

Because we operate in multiple, diverse markets, we must understand the needs, standards and technical requirements of many different applications and must devote significant resources to developing many different products. Product development is costly and time consuming. We must anticipate trends in our customers' industries and develop products before our customers' products and processes are commercialized. If we do not anticipate our customers’ needs and activities, we may invest substantial resources in developing products that do not achieve broad market acceptance. Our growth prospects rely in part on successful entry into new markets, which depends on displacing competitors who are more familiar with these markets and better known to customers. In many cases, we are attempting to enter or expand our presence in these new markets with newly introduced products that are not yet proven in the industry. If our product offerings are not competitive, our market analyses are incorrect or our sales and marketing approach is ineffective, we may not achieve anticipated growth rates in a particular market, and our business, financial condition and operating results would be harmed.

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

We face significant risks from our substantial operations in, sales to, and purchases from international markets. Our presence and operations in international markets, and the risks associated with doing business internationally, may continue to change and will likely increase if our business grows. In addition, since early 2025, geopolitical tensions have escalated, creating additional political and economic uncertainty. These risks, many of which we have experienced, include:

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
•
Reduced, inconsistent or differing protection of IP, including unequal recognition and treatment of multi-national corporations’ rights by hostile or indifferent governments;
•
Increasingly stringent privacy, security, consumer and data protection laws, such as the EU General Data Protection Regulation, the Data Security Law of China and the China Personal Information Protection Law;
•
Shipping, logistics and other supply chain complications or cargo security requirements, including forced-labor mitigation rules and increased shipping costs related to security disruptions in traditional shipping lanes;
•
Adverse currency exchange rate fluctuations;
•
Restrictions on currency conversion or the transfer of funds, including restrictions on certain financial institutions themselves;
•
Compliance costs, withholding taxes and legal and contractual restrictions associated with repatriating overseas earnings;
•
Increased risk of exposure to significant health concerns, including pandemics;
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

We have significant facilities and operations and a considerable number of employees in Israel. A number of our products are manufactured in facilities located in Israel. If the Israel-Hamas war resumes or if other regional conflicts begin or escalate, our operations in Israel could be significantly disrupted, including due to the absence of local employees called for military duty or damage to or the destruction of local facilities. More broadly, the future of peace efforts between Israel and its neighboring countries remains extremely uncertain. Further armed conflicts or political instability in the region could similarly negatively affect our business. Any such disruptions could adversely affect our business, financial condition and operating results.

The U.S. government continues to take action against certain of our customers, particularly certain customers located in Asia, including restrictions on doing business with these customers (or restrictions on third parties from engaging designated entities), including the suspension of our ability to fill outstanding orders. These actions have caused us, and could in the future cause us, to lose anticipated revenue from product sales, the amount of which could be significant. In addition, these or other customers have purchased, and will likely continue to purchase, products from unaffected non-U.S. competitors, even when trade restrictions are not in place, jeopardizing our long-term relationship with them. Further, compliance with regulatory restrictions may cause us to breach contractual obligations, which could result in costs, penalties and litigation.

Additionally, potential customers in certain countries, particularly in Asia, have a strong preference for, and are increasingly legally required to procure, technology and products developed by suppliers based in their home countries. The trade dispute between the U.S. government and the Chinese government has reinforced and broadened this preference and these requirements, as potential and existing customers seek to avoid the uncertainty related to the trade dispute. While we have attempted to mitigate these issues by establishing a significant local presence in many of these countries, companies like us that are based elsewhere remain at a disadvantage in these markets.

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
•
Chinese controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China, restricting our ability to remit sufficient foreign currency to repay outstanding indebtedness, pay dividends or make other payments to us, or otherwise satisfy foreign currency-denominated obligations; and
•
The escalation of trade tensions between China and other countries, including the United States, and the imposition of tariffs, sanctions and export controls by various government agencies, has impacted international trade. Notably, as discussed in greater detail below, the U.S. government imposed tariffs on certain imports from China in 2018 and 2019, and China responded by imposing its own retaliatory tariffs. In early 2025, the U.S. government increased trade tensions with China by imposing additional tariffs on certain imports from China. In addition, as discussed in greater detail below, the U.S. government has implemented export restrictions and national security reviews on semiconductor technologies related to China, which has disrupted, and could further disrupt, existing partnerships and limit market opportunities within the Chinese market. These reviews and restrictions may lead to challenges in accessing markets or curtail investment prospects. In response, China has announced reciprocal and retaliatory actions, including tariff and non-tariff actions such as export restrictions on certain materials. Even as tensions ease from time to time, the complex and volatile, evolving nature of these regulations and policies further elevates the risk of non-compliance, and there can be no assurance we will be able to fully offset all related increased costs or mitigate the financial and competitive impacts of such tariffs and trade restrictions.

If we experience any of the risks associated with doing business in China, our business, financial condition and operating results could be significantly harmed.

Unfavorable currency exchange rate fluctuations may lead to lower operating results or may cause us to change customer pricing, which could result in reduced sales and losses.

Although we report our financial position and operating results in U.S. dollars, a significant portion of our net revenues are from customers in international markets where we invoice in currencies other than the U.S. dollar, and we have facilities where costs are incurred in currencies other than the U.S. dollar. In addition, we carry certain assets and liabilities in currencies other than the U.S. dollar. Our indebtedness includes a Euro tranche, the outstanding balance of which was €587 million as of February 4, 2026, and €1.0 billion aggregate principal amount of the 2034 Notes. Currency exchange rate fluctuations could have an adverse effect on our assets, liabilities, net revenues, expenses and operating results and we could experience losses with respect to our hedging activities. Unfavorable exchange rate fluctuations could require us to increase or decrease prices to customers, which could result in lower net revenues from such customers. Alternatively, if we do not adjust the prices for our products in response to unfavorable currency fluctuations, our operating results could be adversely affected by declining net revenues or profit margins for our products. Such exchange rate fluctuations could also increase the costs and expenses of our non-U.S. operations when translated into U.S. dollars or require us to modify our current business practices. In addition, most sales made by our foreign subsidiaries are denominated in the currency of the country in which these products are sold and the currency they receive in payment for such sales could be less valuable on a U.S. dollar basis at the time of receipt as a result of exchange rate fluctuations. We enter into foreign exchange forward contracts to reduce a portion of our currency exposure arising from intercompany sales of inventory as well as intercompany accounts receivable and intercompany loans. However, our efforts may not protect us from significant exchange rate fluctuations or other exchange rate risks.

Legal, Tax, Regulatory and Compliance Risks

We are obligated to develop and maintain proper and effective internal control over financial reporting, and we previously identified a material weakness in our internal control over financial reporting and may discover additional material weaknesses in the future. Any failure to maintain the adequacy of this internal control may adversely affect our operating results, our stock price and investor confidence in our Company.

We previously identified a material weakness in our internal control over financial reporting that was remediated as of December 31, 2023. We may in the future identify additional internal control deficiencies that could rise to the level of a material weakness or uncover other errors in financial reporting. If we fail to remediate any future material weaknesses or maintain effective internal control over financial reporting, our ability to accurately record, process, and report financial information and, consequently, our ability to prepare financial statements within required time periods could be adversely affected. Failure to maintain effective internal controls could result in a failure to comply with SEC rules and regulations, stock exchange listing requirements, and the covenants under our debt agreements, subject us to litigation, investigations or enforcement actions, negatively affect investor confidence in our financial statements, and adversely impact our stock price and ability to access capital markets. The defense of any such claims, investigations or enforcement actions could divert our attention and resources and could cause us to incur significant legal and other expenses even if the matters are resolved in our favor.

If significant trade restrictions or tariffs on our products or components that are imported from or exported to certain countries, including, but not limited to, China, are initiated, continue or are expanded, our business, financial condition and operating results may be materially harmed.

Following a period of extreme escalation in early 2025, where U.S. duties on Chinese imports reached a peak of 145% (inclusive of a 125% reciprocal tariff and a 20% fentanyl-related surcharge), the trade environment has transitioned into a complex, multi-layered duty regime. As of January 2026, we remain subject to a combined 20% International Emergency Economic Powers Act (“IEEPA”)-based baseline duty on Chinese imports (10% reciprocal and 10% fentanyl-related), which stacks upon existing Section 301 duties, standard most-favored-nation rates as well as applicable Section 232 duties. Beyond China, the U.S. government has transitioned the 10% IEEPA baseline into a permanent Reciprocal Tariff Schedule, affecting nearly all global imports. This regime imposes variable, country-specific duties that fluctuate based on the perceived “reciprocity” of a trading partner's own tariff walls. In February 2026, the U.S. Supreme Court held that the IEEPA does not authorize the U.S. President to impose tariffs, invalidating both the “reciprocal” tariffs and the country-specific tariffs. However, the U.S. President took steps to impose new tariffs under other authorities.

Separately, in April 2025, the U.S. Department of Commerce initiated an investigation under Section 232 of the Trade Expansion Act of 1962 into the national security implications of imports of semiconductors, semiconductor manufacturing equipment, and their derivative products and concluded that additional tariffs on specific covered products are appropriate, subject to several end-use exemptions.

The U.S. government has also imposed global tariffs on certain critical raw materials, including steel, aluminum, and copper, and certain products, such as passenger vehicles and light trucks. Further, the Chinese government has imposed trade restrictions on certain rare earth elements critical to many advanced manufacturing, computing and defense applications and has implemented extra-territorial controls on items produced outside of China that are made with such elements. The continuation or expansion of the scope or amount of such global raw material or product-based tariffs or restrictions could significantly increase our costs or have an adverse effect on the end markets we support. Attempts to mitigate the impact of tariffs could cause us to sub-optimize operations, increasing our cost to operate. Tariffs have increased, and will continue to increase, the cost of our materials and lead us to apply surcharges or raise prices, which could reduce demand for our products. Customers and end-users may delay, reduce, or cancel spending on projects involving our products, negatively impacting demand and our financial results. Our mitigation efforts and price increases may not fully offset the impact of tariffs and may result in lowering our margin on products sold. If the U.S. government expands or adopts additional tariffs, or if other countries retaliate, the resulting trade barriers could have a significant adverse impact on our suppliers, our customers and on our business. The volatility and unpredictability of international trade policies and conditions add further complexity to our operations, making it challenging to forecast and plan effectively. We cannot predict the future trade policy of the United States or of any foreign countries in which we operate or purchase goods, or the terms of any trade agreements or their impact on our business. The continued adoption and expansion of tariffs, quotas and embargoes, the occurrence or threat of a trade war or other governmental action related to tariffs or trade agreements or policies, has the potential to adversely impact demand for our products, our costs, our customers, our suppliers and the world and U.S. economies, which in turn could have a material adverse effect on our business, operating results and financial condition.

In addition, “Entity List” designations and “military end-user” controls have been significantly expanded, as have some rules relating to items produced outside the United States that incorporate more than de minimis levels of U.S. controlled content or that are derived from (i.e., the “direct product” of) U.S. origin technologies, equipment or software. In October 2022, the U.S. Department of Commerce’s Bureau of Industry and Security (“BIS”) implemented new and novel restrictions related to end-uses in semiconductor, semiconductor manufacturing, supercomputer, and advanced computing, along with certain equipment used to develop and produce them, as well as controls around the activities of U.S. persons in certain markets, including China. These regulations, which BIS has amended several times since initial publication (as amended, the “BIS Rules”), have resulted in, and may in the future result in, loss of business, both directly to China end-customers, and indirectly through our OEM customers, as well as additional export license requirements on shipments of our products, parts and supplies, and associated increased administrative burdens. For example, as a result of the initial BIS Rules promulgated in late 2022, we experienced an annual loss in net revenues of approximately $200 million to $250 million, most of which was realized in 2023. The extraordinary complexity of these rules, combined with their continued modification and the likelihood of further amendments from BIS, significantly increases our risk of non-compliance, which could result in fines and other penalties, and could change how these rules impact us. The U.S. government and other government agencies may promulgate new or additional export licensing or other regulations that have the effect of further limiting our ability to provide certain products and services to customers outside the United States, including China. The U.S. government may also revise or expand existing regulations or issue guidance clarifying the scope and application of these requirements, which could change the impact of these rules on our business and manufacturing operations. While we continue to adjust our policies and practices to ensure compliance with these regulations, and seek to mitigate their impact, there can be no assurances that current or future regulations, by the United States or other countries, will not have a material adverse effect on our business.

Since the beginning of 2019, regulatory changes have been implemented at an unprecedented pace, which increases the resources needed to monitor and comply with regulations, while heightening the risk of non-compliance. Such regulatory changes include the addition by BIS of China-based Huawei Technologies Co., Ltd. (“Huawei”), Semiconductor Manufacturing International Corporation (“SMIC”), Yangtze Memory Technologies Corp (“YMTC”), NAURA Technology Group, Piotech, Inc. and many of their respective affiliates onto its Entity List. Accordingly, we have implemented additional monitoring processes and suspended orders from these companies as well as other designated Chinese-based customers, where those orders are subject to U.S. jurisdiction. We were previously negatively impacted by the cancellation of orders from customers who are suppliers to these firms, and we could be negatively impacted in the future by further amendments to the Entity List. In addition, BIS has modified the Foreign Direct Product, De Minimis and “military end-use” rules, expanded the scope of products and technologies that would require licenses for military end-uses, primarily in China, and expanded the list of “military end users,” mostly in China, further limiting our sales. At the same time, BIS and the U.S. Department of Defense have also added numerous China-based companies, including companies with which we do business, to the “Unverified List,” and “Chinese Military Companies” list, respectively. Placement on such lists may be an indication of additional future restrictions by the U.S. government, as was the case with YMTC, which was added to the Unverified List in October 2022 and was then added to the Entity List in December 2022.

Increased restrictions on China have led to and may continue to lead to regulatory retaliation by the Chinese government and further escalate geopolitical tensions between China and Taiwan. For example, in 2019, China’s Ministry of Commerce announced an “unreliable entity list” under which non-Chinese entities that cut off supply to Chinese companies may be subject to government action. Because many of the mechanisms for being named to the list, removed from the list, and enforcement remain ill-defined, the potential impacts of the regulation remain unknown. In addition, in 2023, China adopted export curbs on crucial raw materials, including gallium, germanium, and graphite, that had both direct and indirect adverse impacts on our business and supply chain. In December 2024, the Chinese Ministry of Commerce imposed stricter export control restrictions on the export to the United States of gallium, germanium and other materials with potential dual-use applications, thereby increasing the adverse impact on our business, costs and supply chain. In April 2025, China implemented new export restrictions on certain rare earth minerals, including yttrium, which is a critical component used in the manufacturing of our lasers. As a result, we expect to encounter challenges in sourcing this and other critical materials, along with higher costs and potential supply chain disruptions, which may materially harm our business, financial condition and operating results. Additionally, as a result of Chinese extra-territorial controls, we expect increased compliance burdens and risk of violations, which also have the potential to harm our business, financial condition and operating results.

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

We are subject to trade compliance laws in the United States and other jurisdictions where we operate. For example, exports of our products and technology developed or manufactured in the United States are subject to export controls imposed by the U.S. government and administered by the U.S. Departments of Commerce and, to a lesser extent, State and Treasury. Export regulations govern exports of our products and technology developed or manufactured in other countries, including, for example, Austria, China, France, Germany, Israel, Romania and Singapore. In certain instances, these regulations may require us to obtain a license prior to exporting products or technology to international locations or foreign nationals, including foreign nationals employed by us in the United States and abroad. For products and technology subject to the U.S. Export Administration Regulations administered by BIS, the requirement for a license is dependent on the type, end use and final destination of the product and technology and the identity and nationality of the end user. Virtually all exports from the United States of defense articles are subject to the International Traffic in Arms Regulations, administered by the Department of State’s Directorate of Defense Trade Controls, and require a license. The Israeli Ministry of Economy and the Defense Export Control Agency of the Israeli Ministry of Defense administer similar export regulations and license requirements, which apply to many of our products and technology developed or manufactured in Israel. In addition, the Romanian Ministry of Foreign Affairs and the Department for Export Controls administer similar export regulations and license requirements, which apply to many of our products and technology developed or manufactured in Romania. Obtaining export licenses can be difficult and time-consuming, and we may not be successful in obtaining them. In addition, since early 2025, export licenses have taken a significantly longer time to be granted. Failure to obtain, or timely obtain, export licenses to enable product and technology exports could reduce our net revenues, harm our relationships with our customers and could adversely affect our business, financial condition and operating results. Compliance with export regulations requires resources and may also subject us to additional fees and costs. The absence of comparable export restrictions on competitors, whether due to technical specifications or such competitors’ geography, either with respect to their place of incorporation or the location of their operations, may adversely affect our competitive position.

In addition, if we or our international representatives or distributors fail to comply with export regulations, we or they could be subject to civil and criminal and monetary and non-monetary penalties and costly consent decrees, and we could experience disruptions to our business, restrictions on our ability to export products and technology, damage to our reputation and significant harm to our business and operating results. We are constantly engaged in systematic, risk-based reviews of our compliance-related activities to identify and remediate known and suspected weaknesses, such as product export classification. In connection with these reviews, we periodically identify certain activities that are non-compliant with applicable trade regulations and submit appropriate voluntary disclosures to applicable authorities to report such non-compliance. While such instances of non-compliance have not had a material adverse impact on us to date, other reported non-compliance may have a different effect. Additionally, while we have implemented, and continue to implement and optimize, policies and procedures to comply with these laws, we cannot be certain that our employees, contractors, suppliers or agents will not violate such laws or our policies.

Changes in tax rates or tax regulation or the termination of tax incentives could affect our operating results.

As a global company, we are subject to taxation in the United States and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. Our future annual and quarterly effective tax rates could be materially affected by numerous factors, including changes in applicable tax laws; the organizational structure of our business, including reorganizations, location of assets and outstanding indebtedness; composition of pre-tax income in countries with differing tax rates; our determinations of tax liabilities; and/or valuation of our deferred tax assets and liabilities.

Changes in U.S. tax law, such as the One Big Beautiful Bill Act, and changes in regulations and tax guidance may affect our business. Additionally, the United States is considering various corporate and international income tax proposals, which, if enacted, could have a material impact on our provision for income taxes and effective tax rate.

We are subject to regular examination by the U.S. Internal Revenue Service and state, local and foreign tax authorities. We regularly assess the expected outcome of these examinations to determine the adequacy of our provision for income taxes. Although we believe our tax estimates are reasonable, we can make no assurances that any final determination of tax liability will not be materially different from the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our financial condition and operating results.

We qualify for tax incentives based on our ability to meet, on a continuing basis, various tests relating to our employment levels, research and development expenditures and other qualification requirements in a particular jurisdiction. While we intend to operate in such a manner to maintain and maximize our tax incentives, we can make no assurances that we have so qualified, or that we will qualify, for tax incentives for any particular year or jurisdiction. If we fail to qualify or remain qualified for certain tax incentives, the tax incentives we previously received may be terminated and/or retroactively revoked, requiring repayment of past tax benefits, and we would be subject to an increase in our effective tax rate, which could have a material adverse impact on our financial results.

Many of our products and customers are subject to numerous laws regulating the production and use of chemical substances, and some of our products may need to be reformulated or discontinued to comply with these laws and regulations.

As a manufacturer of specialty chemicals, we are subject to chemical approvals, registrations and regulations around the world, including European Union Regulations on Registration, Evaluation, Authorisation and Restriction of Chemicals (“EU REACH”) in the EU, the Toxic Substances Control Act (“TSCA”) in the United States, and similar laws and regulations in certain other jurisdictions in which we and our customers operate. In recent years, changes to existing laws and regulations and the adoption of new laws and regulations have imposed new obligations, including restrictions and prohibitions on highly hazardous substances, that could force us to reformulate or discontinue certain of our products.

Governmental and societal demands for greater product safety and environmental protection have increased pressure for more stringent regulatory control with respect to the chemical industry, including with respect to manufacturing, importing and using chemicals. For example, EU REACH imposes comprehensive compliance obligations and establishes mechanisms to identify and restrict high-concern chemicals, and comparable regulatory requirements have been adopted in several other countries. As another example, in the United States, TSCA mandates risk evaluation of existing “high priority” chemicals. In addition, the U.S. Environmental Protection Agency (the “EPA”) must make a no “unreasonable risk” finding before a new chemical can be fully commercialized. In China, with the publication of the first, second and third batch of the List of Chemicals under Priority Control, the Ministry of Ecology and Environment has begun to implement restrictions and bans on the use of certain substances in a variety of industrial sectors. Additionally, the Technical Standards on Environmental Risk Assessment and Control of Chemical Substances (2024) impose comprehensive obligations with respect to the screening, determination and mitigation of risks of certain chemicals. These laws and regulations generally create uncertainty about whether existing chemicals important to our business may be designated for restriction and whether the approval process for new chemicals may become more difficult and costly. These changes could adversely impact our ability to supply certain products to our customers and could also result in compliance obligations, fines, ongoing monitoring and other future business activity restrictions, which could have a material adverse effect on our business, financial condition and operating results.

Perfluorooctanesulfonic acid and other per- and polyfluoroaklyl substances (“PFAS”) are chemical agents that have been targeted for risk assessment, restriction, regulation and high-priority remediation and are the subject of litigation and governmental investigations in the United States and other countries. For example, we have been named as a defendant in several lawsuits related to PFAS as a result of alleged environmental contamination by certain of our end customers involving their use and disposal of products containing PFAS, and we could become subject to additional lawsuits in the future. We have also received and responded to requests for information from U.S. regulatory agencies. While we have developed a suite of products that do not require any PFAS chemicals and, when adopted by the industry, will obviate the need for PFAS-containing mist suppressants and wetting agents, we sell a limited number of products that contain permissible levels of PFAS.

International environmental protection requirements, including chemical regulation requirements, and enforcement of these requirements, may become more stringent in the future and could result in material costs relating to regulatory compliance, liabilities, litigation proceedings, or other impacts, such as restrictions or prohibitions on our products. Future regulatory or other developments could also restrict or eliminate the use of, or require us to make modifications to, our products, packaging, manufacturing processes, transportation methods, and technology, which could have a material adverse effect on our business, financial condition, and operating results. Our production facilities require permits, such as environmental, operating, and product-related permits and import/export permits, which are subject to renewal and, in some circumstances, revocation. We may not obtain these permits or they may be discontinued or may contain significant and costly new requirements. If a permit for a production facility is not renewed or is revoked, the facility may need to be closed temporarily or permanently, which may have a material adverse effect on our business, financial condition and operating results. Failure to obtain or maintain permits for our facilities or other failures to comply with applicable environmental regulations could result in the shutdown of, or suspension of operations at, our plants.

Many of our customers are subject to the same or similar environmental regulations. The impact of these regulations on our customers and our customers' ability to comply with these regulations is outside of our control. However, non-compliance by our customers could have an indirect negative effect on our business and result in claims against us. We must monitor relevant chemical regulatory developments in order to limit the associated risks of new developments by triggering timely countermeasures, such as alternative products and phase-outs.

We are subject to environmental regulations. If we fail to comply with these regulations, our business could be harmed.

Our operations are subject to various federal, state, local and international laws and regulations relating to environmental protection, including the discharge of pollutants into the air, water and land, the reporting, generation, use, handling, storage, transportation, treatment and disposal of hazardous substances, waste and other materials and the cleanup of contaminated sites. In the United States, we are subject to the federal regulation and control of the EPA, and we are subject to regulations and controls of comparable authorities in other countries. Some of our operations, including our chemical operations, require environmental permits and controls to prevent and reduce air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities. Future developments, administrative actions or liabilities relating to environmental matters, including sanctions such as capital expenditure obligations, clean-up and removal costs, long-term monitoring and maintenance costs, costs of waste disposal, natural resource damages and payments for property damage and personal injury, could have a material adverse effect on our business, financial condition or operating results.

Although we believe that our safety procedures for using, handling, storing and disposing of such materials comply with the standards required by applicable federal, state, local and international laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials, including risks related to our chemical products, which are inherently hazardous. We have been, and may in the future be, subject to claims by employees or third parties alleging contamination or injury, and could be liable for damages that could exceed the amount of our liability insurance coverage (if any) and the resources of our business. For example, we have been named as a defendant in a lawsuit alleging that we discharged industrial wastewater containing PFAS from one of our facilities into the local wastewater treatment plant which then entered the local water supply.

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

Additionally, we have established and communicated environmental goals, targets and objectives. For example, in December 2023, we announced our commitment to reduce our combined Scope 1 and 2 emissions by 42% by 2030 from our 2022 baseline. We may be unable to achieve these goals, targets and objectives or we may determine to modify these goals, targets and objectives or prioritize other business, social, governance or sustainable investments over these goals, targets and objectives, based on economic, technological, regulatory and social factors, business strategy or pressure from investors, activists or other stakeholders. Furthermore, the standards, regulations and laws by which these environmental efforts are tracked and measured may change over time and result in inconsistent data or significant revisions to our goals, targets and objectives. We also are, or may become subject to, new or changing environmental standards, regulations and laws, such as the EU’s Corporate Sustainability Reporting Directive. Our efforts to comply with these standards, regulations and laws, and to accurately report on our goals, targets and objectives, present numerous operational, reputational, financial, legal, and other risks, and require significant investments. Our processes and controls may not always align with evolving standards, our interpretation of standards may differ from others, and standards may continue to change over time, any of which could result in significant revisions to our goals, our reported progress toward those goals, or other environmental information we disclose, as well as significant unanticipated costs. In addition, any failure or perceived failure to pursue or fulfill our stated goals, targets and objectives or to satisfy various disclosure or reporting standards, could damage our relationship with our customers or have other negative impacts and expose us to government enforcement actions, private litigation and reputational harm.

We are exposed to various risks related to legal proceedings, including, for example, product liability claims, intellectual property infringement claims, regulatory claims, contractual claims and class action litigation, which if successful, could have a material adverse effect on our commercial relationships, business, financial condition and operating results.

From time to time, we may be involved in legal proceedings, enforcement actions or claims regarding product performance, product warranty, product certification, product liability, patent infringement, misappropriation of trade secrets, other IP rights, data privacy, antitrust, environmental regulations, trade regulations, tax regulations, securities, contracts, unfair competition, employment, workplace safety, liability to shareholders, and other matters. We can provide no assurance of the outcome of these legal proceedings, enforcement actions or claims or that the insurance we maintain will be adequate to cover them.

Certain of our products may be hazardous if not operated properly or if defective. For example, some of our products, such as certain ultrafast lasers, are used in medical and scientific research applications where misuse or malfunctions could result in serious injury. Other products, including our chemicals products and laser systems, are inherently hazardous and must be used with particular care. For example, we have been named as a defendant in several lawsuits related to PFAS as a result of alleged environmental contamination by certain of our end customers involving their use and disposal of products containing PFAS, and we could become subject to additional lawsuits in the future. We could face significant product liability claims or losses in the event of a significant line-down situation or if death, personal injury or property damage results from the handling, use or storage of our products. While we maintain insurance for certain product liability claims, our insurance coverage may not continue to be available on acceptable terms, if at all. This insurance coverage also may not adequately cover liabilities that we incur. Further, if our products are defective, we may be required to recall or redesign these products. A successful claim against us that exceeds our insurance coverage level or that is not covered by insurance, or any product recall, could have a material adverse effect on our commercial relationships, business, financial condition and operating results.

In addition, securities class action lawsuits and derivative lawsuits are often brought against companies who have entered into business combinations and acquisitions, particularly in the United States. We were involved in securities class action litigation in connection with the Newport Acquisition and the ESI Acquisition. In each case, the plaintiffs alleged, among other things, that the then-current directors of the acquired company breached their fiduciary duties to their respective shareholders by agreeing to sell the company through an inadequate and unfair process, leading to inadequate and unfair consideration, by agreeing to unfair deal protection devices, and by omitting material information from the proxy statement. We, or the companies we acquire, may be subject to additional securities class action litigation in connection with business combinations, acquisitions or divestitures in the future.

With respect to data privacy, as a result of the 2023 ransomware event described under “Risks Related to Cybersecurity, Data Privacy and Intellectual Property Protection” above, we were previously subject to two lawsuits, and, in the future, we could be subject to future litigation, investigations, claims or actions, in addition to fines, penalties, or other obligations related to impacted data, whether or not such data is misused.

In addition, we have from time to time received claims from third parties alleging that we are infringing certain IP rights held by them. Such infringement claims have in the past resulted in, and may in the future result in, litigation, settlement or enforcement action. Any such action could be protracted and costly, and we could become subject to damages for infringement, or to an injunction preventing us from making, selling or using certain of our products or services, or using certain of our trademarks. Such claims could also result in the necessity of obtaining a license or paying damages relating to one or more of our products, services or technologies, which may not be available on commercially acceptable terms or at all. Any IP action and the failure to obtain necessary licenses or other rights or develop substitute technology could have a material adverse effect on our business, financial condition and operating results. In addition, the terms of some of our customer contracts require us to indemnify the customer for any claim of infringement brought by a third party based on our products. These claims may have a material adverse effect on our commercial relationships, business, financial condition or operating results.

Although our standard commercial documentation sets forth the terms and conditions that we intend to apply to commercial transactions with our business partners, counterparties to these transactions may not explicitly agree to our terms and conditions. In situations where we engage in business with a third party without an explicit written agreement regarding the applicable terms and conditions, or where the commercial documentation applicable to the transaction is subject to interpretation, we may have disputes with those third parties regarding the applicable terms and conditions. These disputes could result in deterioration of commercial relationships, costly and time-consuming litigation, concessions or obligations being offered by us to resolve these disputes, as well as impact our net revenue or cost recognition. Any of these outcomes could materially and adversely affect our business, financial condition and operating results.

In addition, from time to time in the normal course of business we indemnify parties with whom we enter into contractual relationships, including customers, suppliers, consultants and lessors, with respect to certain matters. We have agreed, under certain conditions, to hold these parties harmless against losses, such as those arising from a breach of representations or covenants, negligence or willful misconduct, and other third-party claims that our products and/or technologies infringe IP rights. We may be compelled to enter into or accrue for probable settlements of alleged indemnification obligations, or we may be subject to potential liability arising from our customers’ involvement in legal disputes. In addition, notwithstanding the provisions related to limitations on our liability that we seek to include in our business agreements, the counterparties to such agreements may dispute our interpretation or application of such provisions, and a court of law may not interpret or apply such provisions in our favor, any of which could result in an obligation for us to pay significant additional damages and engage in costly legal proceedings. It is difficult to determine the maximum potential amount of liability under any indemnification obligations, whether or not asserted, due to the unique facts and circumstances likely to be involved in any particular claim. Our business, financial condition and operating results in a reported fiscal period could be materially and adversely affected if we expend significant amounts in defending or settling any asserted claims, regardless of their merit or outcomes.

Legal proceedings, enforcement actions and claims, whether with or without merit, and associated internal investigations, may be time-consuming and expensive to prosecute, defend or conduct; divert management’s attention and other resources; inhibit our ability to sell our products or services; result in adverse judgments for damages, injunctive relief, penalties, fines or other resolutions that result in losses to us; and negatively affect our business, including result in a material adverse effect on our financial condition, operating results and cash flows. We can make no assurances regarding the outcome of these proceedings, enforcement actions, claims or investigations or that the insurance we maintain will be adequate to cover them.

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

As a result of these factors, among others, we may experience significant quarterly or annual fluctuations in our operating results, and our operating results for any period may fall below our expectations or the expectations of public market analysts or investors. In any such event, the price of our common stock could fluctuate or decline significantly. Consequently, we believe that quarter-to-quarter and year-to-year comparisons of our operating results, or any other similar period-to-period comparisons, may not be reliable indicators of our future performance.

The market price of our common stock has fluctuated and may continue to fluctuate for reasons over which we have no control.

Prices of securities of technology companies can be especially volatile and fluctuate for reasons unrelated to operating performance. Historically, the market price of shares of our common stock has fluctuated greatly. For example, the closing price of our common stock ranged from a high of $167.88 to a low of $58.78 between January 1, 2025 and December 31, 2025. The market price of shares of our common stock could continue to fluctuate. Companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation, which could result in substantial costs and divert our management’s attention and resources.

The market price of our common stock is also likely to be influenced by the Convertible Notes. For example, the market price of our common stock could become more volatile and could be depressed by: (i) investors’ anticipation of the potential resale in the market of a substantial number of additional shares of our common stock received upon conversion of the Convertible Notes; and (ii) potential hedging or arbitrage trading activity involving the Convertible Notes and our common stock.

We may not pay dividends on our common stock.

Holders of our common stock are only entitled to receive dividends when and if they are declared by our Board of Directors. Our Credit Facilities restrict our ability to pay dividends on our capital stock under certain circumstances. Although we have declared cash dividends on our common stock since 2011, and occasionally increased the dividends from prior quarters, we are not required to do so, and we may reduce or eliminate our dividend in the future. This could adversely affect the market price of our common stock.

Some provisions of our Restated Articles of Organization, our Second Amended and Restated By-laws, as amended, and Massachusetts law could discourage potential acquisition proposals and could delay, deter or prevent a change in control.

Anti-takeover provisions in our Restated Articles of Organization, in our Second Amended and Restated By-laws, as amended, and under Massachusetts law could diminish opportunities for stockholders to participate in tender offers, including tender offers at a price above the then-current market price of our common stock. Such provisions may also inhibit increases in the market price of our common stock that could result from takeover attempts. For example, while we have no present plans to issue any preferred stock, our Board of Directors, without further stockholder approval, may issue preferred stock that could have the effect of delaying, deterring or preventing a change in control of us. The issuance of preferred stock could adversely affect the voting power of the holders of our common stock, including the loss of voting control to others. In addition, pursuant to our Second Amended and Restated By-laws, as amended, the declassification of our Board of Directors, which currently consists of three classes, will be phased in so that our Board of Directors will be fully declassified by our 2028 annual meeting of stockholders. Until then, the classification of the Board could delay or deter a change in control of our Company.

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

We regularly engage assessors, consultants and other third parties to support our enterprise information security program. These engagements encompass a variety of activities, including information security maturity assessments and independent reviews of our information security control environment and operating effectiveness.

The information gleaned from these assessments and reviews is used to enhance our enterprise information security program, including cybersecurity policies, standards, processes and practices. In addition, significant findings from these assessments are reported to management and the Audit Committee of our Board of Directors (the “Board”).

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

Risks from Cybersecurity Threats

We and our third-party administrators, vendors and partners are subject to ongoing cybersecurity threats. While we cannot guarantee that these threats will not have an adverse impact on us, these threats did not materially affect us during the year ended December 31, 2025 and we do not believe such threats are reasonably likely to materially affect us in the future, including with respect to our business strategy, results of operations, or financial condition. For more information on risks related to cybersecurity, refer to “Risk Factors—Risks Related to Cybersecurity, Data Privacy and Intellectual Property Protection.”

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

Item 2. Properties

The following table provides information concerning MKS’ principal and certain other owned and leased facilities as of December 31, 2025:

Country	City	Sq. Ft.	Activity	Reportable Segment	Owned/Leased
China	Guangzhou	704,000	Manufacturing, Warehouse, Sales, and Research and Development	MSD	Owned
	Shenzhen	293,000	Manufacturing and Service	VSD	Leased
	Yangzhou	455,000	Manufacturing, Warehouse, and Office	MSD	Owned
Germany	Berlin	261,000	Manufacturing, Office, and Research and Development	MSD	Leased
	Feucht	242,000	Manufacturing, Warehouse, Office, and Research and Development	MSD	Owned
	Neuruppin	172,000	Manufacturing, Warehouse, Office, and Research and Development	MSD	Owned
India	Manesar	189,000	Manufacturing and Research and Development	MSD	Owned
Mexico	Nogales	124,000	Manufacturing and Service	VSD and PSD	Leased
Romania	Bucharest	131,000	Manufacturing, Office, Research and Development, Service, and Warehouse	PSD	Leased
Slovenia	Podnart	108,000	Lab, Manufacturing, Office, Service, Warehouse, and Sales	MSD	Owned
South Korea	Hwaseong	100,000	Manufacturing, Sales, and Office	MSD	Owned
	Yongin-si	179,000	Research and Development, Office, Warehouse, Service, and Sales	VSD	Owned
United States	Andover, MA	76,000	Corporate Headquarters, Manufacturing, and Research and Development	VSD	Leased
	Beaverton, OR	113,000	Manufacturing, Office, and Warehouse	PSD	Leased
	Broomfield, CO	107,000	Manufacturing and Research and Development	VSD	Leased
	Irvine, CA	191,000	Manufacturing and Research and Development	PSD	Leased
	Milpitas, CA	103,000	Manufacturing, Sales, Customer Support, Service, and Research and Development	PSD	Leased
	Rochester, NY	156,000	Manufacturing, Sales, Customer Support, Service, and Research and Development	VSD	Owned
	Rock Hill, SC	200,000	Manufacturing, Warehouse, Office, and Research and Development	MSD	Owned
	Wilmington, MA	118,000	Manufacturing, Customer Support, Service, and Research and Development	VSD	Owned

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

As of February 17, 2026, we had 58 stockholders of record.

Dividend Policy and Cash Dividends

Holders of our common stock are entitled to receive dividends when and if they are declared by our Board of Directors. Our Board of Directors declared a cash dividend of $0.22 per share during each quarter of 2025, which totaled $59 million or $0.88 per share. During 2024, our Board of Directors declared a cash dividend of $0.22 per share during each quarter of the year, which totaled $59 million or $0.88 per share.

On February 9, 2026, our Board of Directors declared a quarterly cash dividend of $0.25 per share to be paid on March 6, 2026 to shareholders of record as of February 23, 2026.

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

During 2025, we repurchased approximately 546,000 shares of our common stock for total consideration of $45 million. During 2024, we did not repurchase any shares of common stock. We have repurchased approximately 3.1 million shares of common stock for approximately $172 million pursuant to the program since its adoption.

Comparative Stock Performance

The following graph compares the cumulative total shareholder return (assuming reinvestment of dividends) from investing $100 on December 31, 2020, and plotted at the last trading day of each of the fiscal years ended December 31, 2021, 2022, 2023, 2024 and 2025 of MKS’ common stock; a peer group index representing all companies comprising the S&P 1500 Composite Electronic Equipment Instruments & Components Index and the Nasdaq Market Index. The stock price performance in the graph below is not necessarily indicative of future price performance.

Performance Graph

COMPARISON OF CUMULATIVE TOTAL RETURN

MKS Inc.
NASDAQ Market Index
S&P 1500 Composite / Electronic Equipment Instruments & Components Index
$250
$200
$150
$100
$50
$0
2020
2021
2022
2023
2024
2025

ASSUMES $100 INVESTED ON DEC.31,2020
ASSUMES DIVIDEND REINVESTED

	2020	2021	2022	2023	2024	2025
MKS Inc.	$100.00	$116.36	$57.04	$69.93	$71.47	$110.29
Nasdaq Market Index	$100.00	$122.18	$82.43	$119.22	$154.48	$187.14
S&P 1500 Composite / Electronic Equipment, Instruments & Components Index	$100.00	$129.18	$101.05	$121.68	$142.03	$205.05

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes principal factors affecting the results of operations, financial condition, cash flows and liquidity, as well as our critical accounting policies and estimates that require significant judgment and thus have the most significant potential impact on our consolidated financial statements, and is intended to better allow investors to view the Company from management’s perspective. This section focuses on material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of our future operating results or of our future financial condition. This section provides an analysis of our financial results for the year ended December 31, 2025 compared to the year ended December 31, 2024. For the discussion and analysis covering the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 25, 2025. As a result of rounding, there may be immaterial differences in amounts presented and certain calculations may not sum to the total number expressed in each category or tie to a corresponding schedule.

Overview

MKS Inc., formerly known as MKS Instruments, Inc. (“MKS,” the “Company,” “our,” or “we”), was founded in 1961 as a Massachusetts corporation. We enable technologies that transform our world. We deliver foundational technology solutions to leading edge semiconductor manufacturing, electronics and packaging, and specialty industrial applications. We apply our broad science and engineering capabilities to create instruments, subsystems, systems, process control solutions and specialty chemicals technology that improve process performance, optimize productivity and enable unique innovations for many of the world’s leading technology and industrial companies. Our solutions are critical to addressing the challenges of miniaturization and complexity in advanced device manufacturing by enabling increased power, speed, feature enhancement and optimized connectivity. Our solutions are also critical to addressing ever-increasing performance requirements across a wide array of specialty industrial applications.

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

VSD delivers foundational technology solutions for semiconductor manufacturing, electronics and packaging and specialty industrial applications. VSD products are derived from our core competencies in vacuum technologies, including pressure measurement and control, flow measurement and control, gas and vapor delivery, gas composition analysis, electronic control technology, reactive gas generation and delivery, power generation and delivery, and fiber optic temperature and position sensing.

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

Markets

Net Revenues by End Market

	Years Ended December 31,
(Dollars in millions)	2025	% Total	2024	% Total
Semiconductor	$1,696	43%	$1,498	42%
Electronics and Packaging	1,111	28%	922	26%
Specialty Industrial	1,124	29%	1,166	32%
Total net revenues	$3,931	100%	$3,586	100%

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

Approximately 43% and 42% of our net revenues for 2025 and 2024, respectively, were from sales to customers in the semiconductor market.

Net revenues from customers in our semiconductor market increased by $198 million, or 13%, in 2025, compared to 2024. The increase was mainly due to higher sales of our semiconductor capital equipment in logic and foundry applications, higher NAND memory production upgrades, and higher service revenues at VSD, partially offset by decreases in sales in our lithography, metrology and inspection products at PSD.

Electronics and Packaging Market

We are a foundational solutions provider for the electronics and packaging market. Our portfolio includes photonics components, laser drilling systems, electronics chemistries and plating equipment that are critical for the manufacturing of printed circuit boards (“PCB”) and package substrates, and critical to wafer level packaging (“WLP”) applications. Similar to the semiconductor industry, the PCB, package substrate and WLP industries demand smaller features, greater density, and better performance. In addition, the electronics and packaging market also includes sales of our vacuum and photonics solutions for display manufacturing applications. We characterize our complementary offering of laser systems and chemistry solutions as Optimize the Interconnect®, to reflect the unique technology enablement we provide at the Interconnect level within PCBs, package substrates and WLPs.

Approximately 28% and 26% of our net revenues for 2025 and 2024, respectively, were from sales to customers in our electronics and packaging market.

Net revenues from customers in our electronics and packaging market increased by $189 million, or 20%, in 2025 compared to 2024. This increase was primarily due to higher chemistry and equipment sales in the electronics market at MSD as well as higher sales of PCB via drilling systems at PSD.

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

Approximately 29% and 32% of our net revenues for 2025 and 2024, respectively, were from customers in our specialty industrial market.

Net revenues from customers in our specialty industrial market decreased by $42 million, or 4%, in 2025, compared to 2024. This decrease was primarily driven by lower sales to industrial customers at VSD and lower chemistry and equipment sales to industrial customers at MSD.

International Markets

A significant portion of our net revenues is from sales to customers in international markets. International net revenues accounted for approximately 81% and 78% of our total net revenues in 2025 and 2024, respectively. We report geographical net revenues based on the shipped-to location of the end customer. A significant portion of our international net revenues was from customers in China, South Korea, Singapore, Taiwan and Japan. We expect international net revenues will continue to account for a significant percentage of total net revenues for the foreseeable future.

Long-lived assets located outside of the United States accounted for approximately 70% and 59% of our total long-lived assets as of December 31, 2025 and 2024, respectively. Long-lived assets include property, plant and equipment, net, right-of-use assets and certain other assets.

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

Our standard assurance warranty is normally 12 to 24 months. We sell separately priced service contracts and extended warranty contracts related to certain of our products, in particular related to our plating and laser-based products. These separately priced contracts generally range from 12 to 60 months. We normally receive payment at the inception of the contract and recognize revenue over the term of the contract in proportion to the costs expected to be incurred in satisfying the obligations under the contract. We have elected to use the practical expedient related to disclosing remaining performance obligations as of December 31, 2025 and 2024, as the majority have a duration of less than one year.

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

Inventory Valuation. We value our inventory at the lower of cost or net realizable value, cost being determined using a standard costing system that approximates actual costs, based on a first-in, first-out method. We regularly review inventory quantities on hand and record a provision to write-down excess and obsolete inventory to its estimated net realizable value, if less than cost, based primarily on our estimated forecast of product demand. Once our inventory value is written-down and a new cost basis has been established, the inventory value is not increased due to demand increases. Demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases as a result of supply shortages or a decrease in the cost of inventory purchases as a result of volume discounts, while a significant decrease in demand could result in an increase in the charges for excess inventory quantities on hand. In addition, our industry is subject to technological change, new product development and product technological obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Therefore, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results. Excess and obsolete expense was $45 million, $56 million and $64 million for 2025, 2024 and 2023, respectively. The excess and obsolete charge in 2023 was partially due to an inventory write-off as a result of the discontinuation of a product line in 2023 and partially due to reduced forecasted usage. The excess and obsolete charges in 2025 and 2024 were mainly the result of reduced forecasted usage.

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

Stock-Based Compensation Expense. Stock-based awards include (i) time-based restricted stock units (“time-based RSUs”), (ii) performance-based RSUs based on the achievement of Company adjusted EBITDA targets over a one-year performance period (the “Adjusted EBITDA RSUs”), (iii) performance-based RSUs based on the Company’s total shareholder return relative to a group of peers over a three-year performance period (the “rTSR RSUs”) and (iv) employee stock purchase plan rights. We record compensation expense for all stock-based compensation awards to employees and directors based upon the estimated fair market value of the underlying instrument. Accordingly, stock-based compensation cost is measured at the grant date, based upon the fair value of the award.

We determine the fair value of time-based RSUs based on the closing market price of our common stock on the date of grant reduced by the present value of dividends expected to be paid on our common stock prior to vesting. We determine the original fair value of Adjusted EBITDA RSUs based upon the closing market price of our common stock on the date of grant reduced by the present value of dividends expected to be paid on our common stock prior to vesting and adjust the fair value quarterly during the one-year performance period based upon actual and forecasted results against Company Adjusted EBITDA targets. Accordingly, the number of Adjusted EBITDA RSUs earned will depend on the actual Company Adjusted EBITDA achieved for the one-year performance period. For each quarter during the one-year performance period, we estimate the number of Adjusted EBITDA RSUs to be earned based on the probability of achieving the Company Adjusted EBITDA targets. Such estimates are revised, if necessary, in subsequent periods when the underlying factors change the probability of achieving such Company Adjusted EBITDA targets. Accordingly, share-based compensation expense associated with Adjusted EBITDA RSU targets may differ significantly from the amount recorded in the current period. Such values are recognized as expense using the accelerated graded vesting method for Adjusted EBITDA RSUs, over the requisite service periods. We estimate the fair value of rTSR RSUs using the Monte Carlo simulation model, which requires the use of highly subjective and complex assumptions, including the price volatility of the underlying common stock. For the rTSR RSUs, the expense computed is fixed and recognized on a straight-line basis over the service period.

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

The assumptions used in calculating the fair value of share-based compensation awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

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

Effective January 1, 2025, we reassigned goodwill to certain reporting units within PSD resulting from a reorganization of that business. The goodwill was reassigned to the new reporting units using the relative fair value approach. We also concluded that the fair value of each reporting unit immediately before and after the reorganization exceeded its respective carrying value. For more information, see Note 12 to the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

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

As of October 31, 2025 and 2024, we performed our annual impairment assessment of goodwill using a qualitative assessment for all of our reporting units. We determined that it was more likely than not that the fair values were more than the carrying values for each of the reporting units.

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

Income Taxes. We evaluate the realizability of our net deferred tax assets and assess the need for a valuation allowance on a quarterly basis. The future benefit to be derived from our deferred tax assets is dependent upon our ability to generate sufficient future taxable income in each jurisdiction of the right type to realize the assets. We record a valuation allowance to reduce our net deferred tax assets to the amount that is expected to be realized. Evaluating positive and negative evidence regarding the realization of the net deferred tax assets in accordance with ASC 740, “Accounting for Income Taxes,” is a key judgment in this process. This assessment includes an evaluation of scheduled reversals of deferred tax liabilities, estimates of projected future taxable income, and tax-planning strategies. To the extent we establish a valuation allowance, or determine that a valuation allowance is no longer needed, an expense or benefit is recorded within the provision for income taxes line in the consolidated statements of operations and comprehensive income (loss). In 2025, we decreased our valuation allowance by $72 million, primarily related to certain foreign interest and net operating loss carryforwards. Although realization is not guaranteed, we have concluded it is more likely than not that these assets, net of the remaining valuation allowance, will be realized.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total net revenues of certain line items included in our consolidated statements of operations and comprehensive income (loss) data:

	Years Ended December 31,
	2025	2024

Net revenues:
Product	87.4%	87.1%
Service	12.6	12.9
Total net revenues	100.0	100.0
Cost of revenues:
Cost of product revenues	47.3	46.3
Cost of service revenues	6.0	6.0
Total cost of revenues (exclusive of amortization shown separately below)	53.3	52.4
Gross profit	46.7	47.6
Research and development	7.6	7.6
Selling, general and administrative	18.4	18.8
Acquisition and integration costs	—	0.3
Restructuring and other	0.9	0.2
Fees and expenses related to amendments to the Term Loan Facility	0.1	0.1
Amortization of intangible assets	6.3	6.8
Income from operations	13.4	13.9
Interest income	(0.4)	(0.6)
Interest expense	5.4	7.9
Loss on extinguishment of debt	0.3	1.6
Other expense (income), net	0.4	(0.1)
Income before income taxes	7.7	5.0
Provision (benefit) for income taxes	0.2	(0.3)
Net income	7.5%	5.3%

Year Ended December 31, 2025 compared to 2024

The following table sets forth our net revenues for product and service:

Net Revenues

	Years Ended December 31,
(Dollars in millions)	2025	2024
Product	$3,436	$3,124
Service	495	462
Total net revenues	$3,931	$3,586

Net product revenues increased $312 million in 2025, compared to 2024, primarily driven by an increase of $206 million in net product revenues from our electronics and packaging market and an increase of $146 million in our semiconductor market, offset by a decrease of $41 million in our specialty industrial market. The increase in the electronics and packaging market was primarily a result of volume increases in chemistry and equipment sales at MSD as well as increased demand for PCB via drilling systems at PSD. The increase in the semiconductor market was primarily as a result of increases in sales at VSD, mainly due to an increase in demand in capital equipment related to strength in logic and foundry applications as well as higher NAND memory production upgrades, partially offset by volume decreases in sales in our lithography, metrology and inspection products at PSD. The decrease in the specialty industrial market was mainly due to a decrease in sales of our industrial products at VSD and MSD.

Net service revenues consisted mainly of fees for services related to the maintenance and repair of our products, sales of spare parts, and installation and training. Net service revenues increased $33 million in 2025, compared to 2024, primarily due to an increase in net service revenues in our semiconductor market, mainly at VSD, offset by a decrease of net service revenues in our electronics and packaging market, mainly at PSD and MSD.

Total international net revenues, including product and service, were $3.2 billion in 2025, compared to $2.8 billion in 2024, primarily driven by an increase of $155 million in sales to China.

The following table sets forth our net revenues by reportable segment:

	Years Ended December 31,
(Dollars in millions)	2025	2024
Vacuum Solutions Division	$1,579	$1,384
Photonics Solutions Division	1,029	1,021
Materials Solutions Division	1,323	1,181
Total net revenues	$3,931	$3,586

Net revenues for our VSD segment increased $195 million in 2025, compared to 2024, mainly due to higher sales of our semiconductor capital equipment in logic and foundry applications, higher NAND memory production upgrades and higher service revenues. This was partially offset by decreases in industrial applications in our specialty industrial market.

Net revenues for our PSD segment increased $8 million in 2025, compared to 2024, primarily as a result of increased demand for PCB via drilling systems in our electronics and packaging market offset by decreased sales of our lithography, metrology and inspection products in our semiconductor market.

Net revenues for our MSD segment increased $142 million in 2025, compared to 2024, primarily due to higher chemistry and equipment sales in our electronics and packaging market partially offset by lower sales in industrial applications within our specialty industrial market.

The following table sets forth gross profit as a percentage of net revenues by product and service:

Gross Profit Excluding Amortization

	Years Ended December 31,		% Points
(As a percentage of net revenues)	2025	2024	Change
Product	45.9%	46.8%	(0.9)%
Service	52.5%	53.3%	(0.8)%
Total gross profit percentage	46.7%	47.6%	(0.9)%

Gross profit as a percentage of net product revenues decreased by 0.9 percentage points in 2025, compared to 2024, primarily due to higher duty and tariff costs and unfavorable product mix, partially offset by higher revenue volumes.

Gross profit as a percentage of net service revenues decreased by 0.8 percentage points in 2025, compared to 2024, primarily due to higher duty and tariff costs and variable compensation, partially offset by lower scrap and rework.

The following table sets forth gross profit as a percentage of net revenues by reportable segment:

	Years Ended December 31,		% Points
(As a percentage of net revenues)	2025	2024	Change
Vacuum Solutions Division	43.3%	42.9%	0.4%
Photonics Solutions Division	43.5%	44.9%	(1.4)%
Materials Solutions Division	54.1%	56.1%	(2.0)%
Total gross profit percentage	46.7%	47.6%	(0.9)%

Gross profit as a percentage of net revenues for VSD increased in 2025, compared to 2024, primarily due to higher revenue volumes, improved factory utilization and lower warranty costs, partially offset by higher duty and tariff costs and unfavorable product mix.

Gross profit as a percentage of net revenues for PSD decreased in 2025, compared to 2024, primarily due to higher duty and tariff costs and variable compensation, partially offset by lower excess and obsolete inventory charges.

Gross profit as a percentage of net revenues for MSD decreased in 2025, compared to 2024, primarily due to unfavorable product mix as a result of higher chemistry equipment sales, and higher excess and obsolete inventory charges.

The above gross profit percentages by division exclude an immaterial amount of unallocated corporate expense included in the total gross profit percentage.

Research and Development

	Years Ended December 31,
(Dollars in millions)	2025	2024
Research and development	$299	$271

Research and development expenses increased $28 million in 2025, compared to 2024, mainly due to an increase of $21 million in compensation-related costs, including salaries, fringe and variable compensation expenses and a decrease of $2 million in research and development credits and government assistance received.

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

Selling, General and Administrative

	Years Ended December 31,
(Dollars in millions)	2025	2024
Selling, general and administrative	$724	$674

Selling, general and administrative expenses increased $50 million during 2025, compared to 2024, primarily due to a $53 million increase in compensation-related costs, mainly related to salaries, fringe and variable compensation, partially offset by a $5 million reduction in consulting and professional fees.

Acquisition and Integration Costs

	Years Ended December 31,
(Dollars in millions)	2025	2024
Acquisition and integration costs	$—	$9

Acquisition and integration costs incurred during 2024 were related to consulting and professional fees related to the acquisition of Atotech Limited (“Atotech”) in August 2022 (the “Atotech Acquisition”).

Restructuring and other

	Years Ended December 31,
(Dollars in millions)	2025	2024
Restructuring and other	$37	$6

Restructuring and other charges incurred in 2025 were primarily related to severance costs incurred as a result of a global cost saving initiative implemented during the first quarter of 2025, mainly in the general metals finishing business within MSD, as well as third party costs supporting other strategic initiatives. Restructuring and other charges incurred in 2024 were primarily related to severance costs incurred as a result of global cost-saving initiatives implemented in the fourth quarter of 2023.

Fees and Expenses Related to Amendments to the Term Loan Facility

	Years Ended December 31,
(Dollars in millions)	2025	2024
Fees and expenses related to amendments to the Term Loan Facility	$2	$5

In 2025, we recorded fees and expenses related to the Fifth Amendment to Credit Agreement, dated as of January 24, 2025, by and among us as parent borrower, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and each lender party thereto (the “Fifth Amendment”).

In 2024, we recorded fees and expenses related to the Fourth Amendment to Credit Agreement, dated as of July 23, 2024, by and among us as parent borrower, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and each lender party thereto (the “Fourth Amendment”) and the Second Amendment to Credit Agreement, dated as of January 22, 2024, by and among us as parent borrower, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and each lender party thereto (the “Second Amendment”).

Amortization of Intangible Assets

	Years Ended December 31,
(Dollars in millions)	2025	2024
Amortization of intangible assets	$247	$245

Amortization of intangible assets increased $2 million in 2025, compared to 2024, primarily due to the impact of foreign exchange rates on intangible assets at foreign locations.

Interest Expense, Net

	Years Ended December 31,
(Dollars in millions)	2025	2024
Interest expense, net	$198	$263

Interest expense, net, decreased by $65 million in 2025, compared to 2024, primarily as a result of the issuance of $1.4 billion of Convertible Notes (as defined and described further below under “Convertible Notes”) in May 2024, at a coupon rate of 1.25%, $1.2 billion of the proceeds of which were used to pay down our loans under the Term Loan Facility, which had an interest rate of approximately 7.8%. In addition, in July 2024, we entered into the Fourth Amendment, and in January 2025, we entered into the Fifth Amendment, each of which decreased the applicable margin for both the USD Tranche B and EUR Tranche B by 0.25%. Interest expense, net was also lower in 2025 as compared to the prior year as a result of various voluntary prepayments totaling $400 million in 2025 and $426 million in 2024, on loans under the Term Loan Facility.

Loss on Extinguishment of Debt

	Years Ended December 31,
(Dollars in millions)	2025	2024
Loss on extinguishment of debt	$10	$57

In 2025, we recorded a loss on extinguishment of debt as a result of acceleration of deferred financing and original issue discount costs in connection with voluntary prepayments made in 2025 as well as the repricing our USD Tranche B and EUR Tranche B in connection with the Fifth Amendment.

In 2024, we recorded a loss on extinguishment of debt as a result of the acceleration of deferred financing and original issue discount costs associated with the Second Amendment in January 2024, the issuance of Convertible Notes in May 2024 and the Fourth Amendment in July 2024. In addition, we recorded a loss on extinguishment of debt as a result of the acceleration of deferred financing and original issue discount costs as a result of voluntary prepayments under the Term Loan Facility made in 2024, as described above.

Other Expense (Income), Net

	Years Ended December 31,
(Dollars in millions)	2025	2024
Other expense (income), net	$16	$(2)

Other expense (income), net, for 2025 and 2024 primarily related to net foreign exchange and fair value gains and losses.

Provision (Benefit) for Income Taxes

	Years Ended December 31,
(Dollars in millions)	2025	2024
Provision (benefit) for income taxes	$9	$(10)

Our effective tax rates for 2025 and 2024 were 2.9% and (5.7)%, respectively. Our effective tax rate for 2025 was lower than the U.S. statutory tax rate, mainly due to the U.S. deduction for foreign derived intangible income (“FDII”), research and development tax credits and valuation allowance release partially offset by foreign withholding taxes and a waiver of deductions related to the U.S. base erosion payments.

Our effective tax rate for 2024 was lower than the U.S. statutory tax rate, mainly due to the U.S. deduction for FDII and valuation allowance release partially offset by foreign withholding taxes.

As of December 31, 2025 and 2024, total gross unrecognized tax benefits, which excludes interest and penalties, was $95 million and $94 million, respectively. The net increase was primarily due to the addition of income tax reserves related to intercompany transactions offset by a decrease related to audit settlements.

We accrue interest and, if applicable, penalties for any uncertain tax positions. Interest and penalties are classified as a component of income tax expense. As of December 31, 2025 and 2024, we accrued interest on unrecognized tax benefits of approximately $10 million and $8 million, respectively.

We are subject to examination by U.S. federal, state and foreign tax authorities. The U.S. federal statute of limitations remains open for tax years 2020 through the present. We are under U.S. federal audit by the Internal Revenue Service for the years ended December 31, 2020, 2021, and 2022, and do not expect and are not aware of any unrecorded material adjustments. The statute of limitations for our tax filings in other jurisdictions varies between fiscal years 2020 through the present. We also have certain prior year federal credit carryforwards, state tax loss carryforwards and state tax credit carryforwards that are subject to examination to the extent used in an open year.

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

The Organisation for Economic Co-operation and Development (“OECD”) and participating OECD member countries have issued rules introducing a 15% global minimum corporate tax rate for large multinational enterprise groups, also known as “Pillar Two.” The adoption and effective dates of these rules vary by country. Although the enacted and effective legislation in some countries was applicable to us as of January 1, 2024, the legislation did not have a material impact on our 2025 financial results. We will continue to monitor and evaluate the impact of any developing legislation, but we do not anticipate it will have a material impact on our results in future periods.

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

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2025 and 2024 totaled $675 million and $714 million, respectively. The primary driver of our current and anticipated future cash flows is, and we expect will continue to be, cash generated from operations, consisting primarily of our net income (loss), excluding non-cash charges and changes in operating assets and liabilities.

Our total cash and cash equivalents at December 31, 2025 consisted of $199 million held in the United States and $476 million held by our foreign subsidiaries. We believe that our current cash and investments position and available borrowing capacity, together with the cash anticipated to be generated from our operations, will be sufficient to satisfy our estimated working capital needs, planned capital expenditure requirements, payments of debt, potential settlement of convertible debt conversions and any future cash dividends declared by our Board of Directors or share repurchases through at least the next 12 months and the foreseeable future.

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

Net cash provided by operating activities was $645 million for 2025 and resulted from net income of $295 million, which included non-cash charges of $275 million, mainly the result of $344 million in depreciation and amortization, partially offset by $196 million in deferred income taxes and a net decrease in working capital of $75 million. The net decrease in working capital was primarily due to increases in current and non-current accrued compensation of $83 million as a result of higher variable compensation, accounts payable of $55 million and income taxes payable of $21 million, partially offset by increases in inventories of $50 million, as a result of higher business levels, as well as a decrease in other current and non-current liabilities of $32 million.

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

Net cash used in investing activities was $145 million for 2025, consisting primarily of $148 million in capital expenditures, primarily related to new facility additions in Malaysia and China.

Net cash used in investing activities was $117 million for 2024, consisting primarily of $118 million in capital expenditures.

Net cash used in financing activities was $562 million for 2025, consisting primarily of normal quarterly debt payments and voluntary debt prepayments that together totaled $451 million, as well as the repurchase of our common stock for $45 million and dividend payments of $59 million.

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

In 2025, we repurchased approximately 546,000 shares of our common stock for total consideration of $45 million. We have repurchased approximately 3.1 million shares of common stock for approximately $172 million pursuant to the program since its adoption.

Holders of our common stock are entitled to receive dividends when and if they are declared by our Board of Directors. For the years ended December 31, 2025 and 2024, we paid cash dividends of $59 million in the aggregate or $0.88 per share, respectively.

On February 9, 2026, our Board of Directors declared a quarterly cash dividend of $0.25 per share to be paid on March 6, 2026 to shareholders of record as of February 23, 2026. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of our Board of Directors.

Credit Facilities

In connection with the completion of the Atotech Acquisition, on August 17, 2022 (the “Effective Date”) we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, Barclays Bank PLC, and the lenders from time to time party thereto, which we have amended several times since including, most recently, in February 2026 (as amended, the “Amended Credit Agreement”). As of December 31, 2025, the Amended Credit Agreement provided for (i) a senior secured term loan facility comprised of two tranches: a $2.2 billion loan (the “USD Tranche B”) and a €587 million loan (the “Euro Tranche B” and together with the USD Tranche B, the “Term Loan Facility”) and (ii) a senior secured revolving credit facility of $675 million (the “Revolving Facility” and, together with the Term Loan Facility, the “Credit Facilities”), with the commitments under each of the foregoing facilities subject to increase from time to time subject to certain conditions. In each of January 2025, June 2025, August 2025 and October 2025, we made an additional voluntary prepayment of $100 million principal amount to the USD Tranche B loan.

As of December 31, 2025, borrowings under the Credit Facilities bore interest at a rate per annum equal to, at our option, any of the following, plus, in each case, an applicable margin: (a) with respect to the USD Tranche B and the Revolving Facility, (x) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the prime rate quoted in The Wall Street Journal, or (3) a forward-looking term rate based on the variable secured overnight financing rate (“Term SOFR”) (plus, with respect to the Revolving Facility, an applicable credit spread adjustment) for an interest period of one month, plus 1.00%, and (y) a Term SOFR rate (plus, with respect to the Revolving Facility, an applicable credit spread adjustment) for the interest period relevant to such borrowing, subject to a rate floor of (I) with respect to the USD Tranche B, 0.50% and (II) with respect to the Revolving Facility, 0.0%; and (b) with respect to the Euro Tranche B, a Euro Interbank Offered Rate (“EURIBOR”) rate determined by reference to the costs of funds for Euro deposits for the interest period relevant to such borrowing adjusted for certain additional costs, subject to a EURIBOR rate floor of 0.0%. As of December 31, 2025, the applicable margins for borrowings under the Credit Facilities were (i) under the USD Tranche B, 1.00% with respect to base rate borrowings and 2.00% with respect to Term SOFR borrowings, (ii) under the Euro Tranche B, 2.50% and (iii) under the Revolving Facility, 1.50% with respect to base rate borrowings and 2.50% with respect to Term SOFR borrowings.

In addition to paying interest on outstanding principal under the Credit Facilities, we are required to pay a commitment fee in respect of the unutilized commitments under the Revolving Facility. The commitment fee is subject to adjustment based on our first lien net leverage ratio as of the end of the preceding fiscal quarter. We must also pay customary letter of credit fees and agency fees. As of December 31, 2025, the commitment fee was 0.25% per annum.

As of December 31, 2025, the principal outstanding on the Term Loan Facility was $2.9 billion, and the weighted average interest rate was 5.4%. As of December 31, 2025, the Revolving Facility had a maturity date in August 2027 while the Term Loan Facility had a maturity date in August 2029. As of December 31, 2025, there were no borrowings under the Revolving Facility.

As of December 31, 2025, we were required to make scheduled quarterly principal payments equal to approximately $10 million with respect to the USD Tranche B and approximately €2 million with respect to the Euro Tranche B, in each case with the balance due thereunder on the maturity date of the Term Loan Facility. There is no scheduled amortization under the Revolving Facility. Any principal amount outstanding under the Revolving Facility is due and payable in full on the maturity date of the Revolving Facility.

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

We may voluntarily prepay, and have voluntarily repaid, outstanding loans under the Credit Facilities from time to time, subject to certain conditions, without premium or penalty other than customary “breakage” costs with respect to Term SOFR or EURIBOR loans and any prepayment premium that might be applicable to repayments we make prior to August 4, 2026. Additionally, we may voluntarily reduce the unutilized portion of the commitment amount under the Revolving Facility.

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

The Amended Credit Agreement contains customary representations and warranties, covenants and provisions relating to events of default. As of December 31, 2025, we were in compliance with all covenants under the Amended Credit Agreement. The USD Tranche B and the Euro Tranche B are not subject to financial maintenance covenants.

2026 Amendment and Prepayment of Credit Facilities

On February 4, 2026 (the “Sixth Amendment Effective Date”), we entered into the Sixth Amendment to Credit Agreement (the “Sixth Amendment”). Pursuant to the Sixth Amendment, we (i) refinanced our existing USD Tranche B loan and Euro Tranche B loan with a new $914 million USD Tranche B loan and a new €587 million Euro Tranche B loan, (ii) refinanced and increased the commitments under our existing Revolving Credit Facility with a new $1 billion Revolving Credit Facility, (iii) decreased the applicable margin for the USD Tranche B from 2.00% to 1.75% with respect to Term SOFR borrowings and from 1.00% to 0.75% with respect to base rate borrowings, (iv) decreased the applicable margin for the Euro Tranche B from 2.50% to 2.00%, (v) decreased the applicable margin under the Revolving Facility from 2.50% to 1.75% with respect to SOFR borrowings and from 1.50% to 0.75% with respect to base rate borrowings, (vi) eliminated the credit spread adjustment applicable to SOFR borrowings of the Revolving Facility, (vii) extended the maturity of the Term Loan Facility to February 2033 and (viii) extended the maturity of the Revolving Facility to February 2031. Additionally, pursuant to the Sixth Amendment, we (a) extended the period during which a 1.00% prepayment premium may be required if we prepay any loans under the USD Tranche B or the Euro Tranche B in connection with a repricing transaction until the date that is six months following the Sixth Amendment Effective Date, and (b) reduced the amount of scheduled quarterly principal payments we are required to make with respect to the USD Tranche B to approximately $2 million. The repriced USD Tranche B loan and Euro Tranche B loan were issued without original issue discount.

On February 4, 2026, concurrently with the effectiveness of the Sixth Amendment, we made a voluntary prepayment of approximately $1.3 billion principal amount to the USD Tranche B loan using the net proceeds from the 2034 Notes (as defined below), together with cash on hand, reducing the principal from $2.2 billion to $914 million.

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

Upon conversion, we will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. Prior to the close of business on the business day immediately preceding March 1, 2030, noteholders may convert all or any portion of their Convertible Notes under the following circumstances:

•
during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ended September 30, 2024, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the Convertible Notes on each applicable trading day (approximately $200.62 per share based on an initial conversion price of approximately $154.32 per share, which is subject to adjustment upon the occurrence of certain events);
•
during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such trading day;
•
if we call any or all of the Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•
upon the occurrence of specified corporate events as specified in the Indenture.

On or after March 1, 2030, until the close of business on the second scheduled trading day immediately preceding the maturity date, noteholders may convert all or any portion of their Convertible Notes at any time.

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

As of December 31, 2025, the Convertible Notes were classified as a long-term liability, net of issuances costs, on the consolidated balance sheet. The Convertible Notes were issued at par and costs associated with the issuance of the Convertible Notes are amortized to interest expense over the contractual term of the Convertible Notes. There were no conversions of the Convertible Notes in 2025 and 2024. As of December 31, 2025, the effective interest rate of the Convertible Notes was 1.56%.

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

2034 Notes

On February 4, 2026, we completed a private offering (the “2034 Notes Offering”) of €1.0 billion aggregate principal amount of senior notes due 2034 (the “2034 Notes”). The Notes were sold in a private placement to persons reasonably believed to be qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act. We used the net proceeds from the Offering, together with cash on hand, to prepay approximately $1.3 billion of the USD Tranche B.

Indenture and the 2034 Notes

On February 4, 2026, we and the Guarantors (as defined below) entered into an indenture (the “Indenture”) with respect to the 2034 Notes with U.S. Bank Trust Company, National Association, as trustee (the “Trustee”).

Under the Indenture, the 2034 Notes bear interest at a rate of 4.250% per annum, with interest payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2026. The 2034 Notes will mature on February 15, 2034, unless earlier redeemed or repurchased in accordance with their terms.

The 2034 Notes are unconditionally guaranteed, on a senior unsecured basis, jointly and severally, by our existing and future subsidiaries that guarantee the Credit Agreement or are required to become guarantors under certain circumstances and subject to certain exceptions (the “Guarantors”).

The 2034 Notes and the guarantees are general senior unsecured obligations of us and the Guarantors. The 2034 Notes and guarantees will be:

•
pari passu in right of payment with any of our and the Guarantors’ existing and future unsubordinated indebtedness (including the Credit Agreement);
•
effectively subordinated to our and the Guarantors’ existing and future secured indebtedness (including the Credit Agreement) to the extent of the value of the assets securing such indebtedness;
•
senior in right of payment to any of our and the Guarantors’ future subordinated indebtedness;
•
structurally senior to any existing and future indebtedness of us that is not guaranteed by the Guarantors (including the Convertible Notes); and
•
structurally subordinated to any existing and future indebtedness and other liabilities of our and the Guarantors’ subsidiaries that are not and do not become Guarantors.

At any time prior to February 15, 2029, we may redeem the 2034 Notes in whole or in part at a redemption price equal to 100% of their principal amount, plus a make-whole premium, plus accrued and unpaid interest, if any, and additional amounts, if any, to, but excluding, the redemption date.

At any time and from time to time on or after February 15, 2029, we may redeem for cash all or any portion of the 2034 Notes at a redemption price equal to the percentage of principal amount set forth below, plus accrued and unpaid interest, if any, and additional amounts, if any, to, but excluding, the applicable redemption date, if redeemed during the twelve-month period beginning on February 15 of the year indicated below:

Year	Percentage
2029	102.125%
2030	101.0625%
2031 and thereafter	100.000%

At any time and from time to time prior to February 15, 2029, we may redeem up to 40% of the original aggregate principal amount of the 2034 Notes using the net cash proceeds of certain equity offerings at a redemption price equal to 104.250%.

In the event of certain developments affecting taxation, we may elect to redeem all, but not less than all, of the 2034 Notes at 100% of their principal amount, plus accrued and unpaid interest, if any, and additional amounts, if any, to, but excluding, the date fixed for redemption.

Upon the occurrence of a change of control triggering event (as defined in the Indenture), each holder of the 2034 Notes may require us to repurchase all or a portion of their 2034 Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest, if any, and additional amounts, if any, to, but excluding, the repurchase date.

The Indenture contains customary terms and covenants that limit the ability of us and our Restricted Subsidiaries (as defined in the Indenture) to, among other things, (i) incur liens, (ii) provide guarantees and (iii) consolidate, merge or sell or otherwise dispose of substantially all their assets.

The Indenture also provides for customary events of default. Upon certain events of default that are occurring and continuing, either the Trustee or the holders of at least 30% in aggregate principal amount of the outstanding 2034 Notes may declare the principal of, and accrued and unpaid interest, if any, and additional amounts, if any, on, all the 2034 Notes to be due and payable. In the event of certain insolvency and bankruptcy related events of default specified in the Indenture, the principal of, and accrued and unpaid interest, if any, and additional amounts, if any, on, all the 2034 Notes shall automatically become due and payable.

Based on current interest rates, we expect that the annualized cash interest savings as a result of (i) the Sixth Amendment, (ii) the voluntary prepayment of approximately $1.3 billion principal amount to the USD Tranche B loan and (iii) the 2034 Notes Offering will be approximately $27 million.

Lines of Credit and Borrowing Arrangements

Certain of our Japanese subsidiaries have lines of credit and a financing facility with various financial institutions, many of which generally expire and are renewed at three-month intervals with the remaining having no expiration date. The lines of credit and financing facility provided for aggregate borrowings as of December 31, 2025 and December 31, 2024 of up to an equivalent of $13 million and $19 million, respectively. There were no borrowings outstanding under these arrangements at December 31, 2025 and December 31, 2024.

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

Interest Rate Swaps

We have various interest rate swap agreements, which are cash-flow hedges, maturing through January 31, 2029 that exchange a one-month forward-looking term rate based on Term SOFR paid on the outstanding balance of our USD Term Loan Facility, to a fixed rate. The notional value of the agreements was $1,900 million and $2,600 million as of December 31, 2025 and December 31, 2024, respectively. We acquired USD London Interbank Offered Rate (“USD LIBOR”) based interest rate cap agreements as a result of the Atotech Acquisition and had utilized these agreements to offset Term SOFR on our Term Loan Facility. The interest rate cap agreements expired on January 31, 2024.

The interest rate swaps are recorded at fair value on the consolidated balance sheets and changes in the fair value are recognized in OCI. To the extent these arrangements are no longer effective hedges, the hedging relationship will be discontinued and changes in the fair value of the hedging instruments from the last assessment period that were effective up to the current period will be recorded immediately in earnings. Amounts previously recorded in OCI will remain in OCI and will be reclassified to earnings when the interest payments impact consolidated earnings. If we determine that the interest payments are unlikely to occur, amounts previously recorded in OCI will be reclassified to earnings immediately. Changes in the fair value of interest rate caps were recorded immediately in earnings, as we did not designate these instruments as hedges and therefore these instruments did not qualify for hedge accounting. The cash flows resulting from interest rate agreements are classified in cash flows from operating activities. We expect an immaterial amount of gains or losses to be reclassified from accumulated OCI into interest expense related to interest rate swaps during the twelve months ending December 31, 2026.

Foreign Exchange Forward Contracts

We hedge a portion of our forecasted foreign currency denominated intercompany sales of inventory and certain of our foreign subsidiaries’ operating expenses, over a maximum period of twenty-four months, using foreign exchange forward contracts accounted for as cash-flow hedges. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, and otherwise meet the hedge accounting criteria, changes in the derivatives’ fair value are not included in current earnings but are included in OCI in stockholders’ equity. These changes in fair value will subsequently be reclassified into earnings as applicable, when the forecasted transaction occurs. To the extent that a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period it occurs. The cash flows resulting from foreign exchange forward contracts are classified in the consolidated statements of cash flows as part of cash flows from operating activities. Gains and losses on foreign exchange forward contracts that qualify for hedge accounting are classified in cost of revenues in 2025 and 2024 and totaled gains of $4 million and $6 million in 2025 and 2024, respectively. There were no ineffective portions of the derivatives recorded in 2025 and 2024. We expect an immaterial amount of gains or losses to be reclassified from accumulated OCI into cost of revenues related to foreign exchange forward contracts during the twelve months ending December 31, 2026.

We also enter into foreign exchange forward contracts to hedge against certain monetary asset and liability accounts on the consolidated balance sheet to mitigate the risk associated with certain foreign currency transactions in the ordinary course of business. These derivatives are not designated as cash flow hedging instruments and gains or losses from these derivatives are recorded immediately in other expense (income), net. The net foreign exchange loss on these derivatives was $3 million in 2025, compared to a gain of $1 million in 2024. The cash flows resulting from foreign exchange forward contracts are classified in our consolidated statements of cash flows as part of cash flows from operating activities.

We had foreign exchange forward contracts designated as cash flow hedges with notional amounts totaling $5 million and $74 million outstanding at December 31, 2025 and at December 31, 2024, respectively. The Canadian dollar was the only notional contract designated as a cash flow hedging instrument for 2025, and the Japanese yen and the South Korean won were the largest notional contracts designated as cash flow hedging instruments for 2024. We had foreign exchange forward contracts not designated as hedging instruments with notional amounts totaling $367 million and $154 million outstanding at December 31, 2025 and at December 31, 2024, respectively. The Euro, Chinese yuan, British pound and New Taiwan dollar were the largest notional contracts for 2025, and the British pound and Chinese yuan were the largest notional contracts for 2024 for balance sheet hedges not designated as a hedging instrument.

Net Investment Hedges

We have designated certain Euro-denominated debt as a net investment hedge to hedge a portion of our net investments in certain of our entities with functional currencies denominated in the Euro. As of December 31, 2025, we designated as a net investment hedge €587 million in aggregate principal amount of our Euro Tranche B loan. On February 4, 2026, in connection with the 2034 Notes Offering, we also designated as a net investment hedge €1.0 billion in aggregate principal amount of the 2034 Notes. For these net investment hedges, we record foreign currency remeasurement gains and losses within a component of OCI. Recognition in earnings of amounts previously recorded in accumulated OCI is limited to circumstances such as the complete or substantially complete liquidation or sale of the net investment in the hedged foreign operations.

Contractual Obligations

As of December 31, 2025, we are a party to purchase commitments for certain inventory components and other equipment and services used in our normal operations totaling approximately $490 million. The majority of these purchase commitments covered by these arrangements are for periods of less than one year.

In addition, we have various operating leases for real estate and non-real estate items. The non-real estate leases are mainly comprised of automobiles but also include office equipment and other lower-valued items. We also have a small number of finance leases for real estate.

Future payments related to operating and finance leases are as follows:

(Dollars in millions)	Operating	Finance
Year Ending December 31,	Leases	Leases
2026	$35	$6
2027	31	6
2028	23	6
2029	20	6
2030	16	6
Thereafter	118	102
Total lease payments	243	132
Less: imputed interest	41	57
Total lease liabilities	$202	$75

Contractual maturities of our debt obligations as of December 31, 2025 are as follows:

(Dollars in millions)
Year	Amount
2026	$51
2027	51
2028	51
2029	2,725
2030	1,400

We have a number of defined benefit pension plans, which cover some of our employees outside the United States. As of December 31, 2025, our estimated benefit payments over the next 10 years amount to $93 million. The majority of the benefit payments covered by these arrangements occurs after 2030.

Recent Accounting Pronouncements

For information on recently issued accounting pronouncements, see Note 4 to the Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

We mainly enter into foreign exchange forward contracts to reduce currency exposure arising from intercompany sales of inventory and certain of our foreign subsidiaries’ operating expenses. We also enter into foreign exchange forward contracts to reduce foreign exchange risks arising from the change in fair value of certain foreign currency denominated assets and liabilities.

We had foreign exchange forward contracts designated as cash flow hedges with notional amounts totaling $5 million and $74 million outstanding at December 31, 2025 and December 31, 2024, respectively. The Canadian dollar was the only notional contract designated as a cash flow hedging instrument for 2025, and the Japanese yen and the South Korean won were the largest notional contracts designated as cash flow hedging instruments for 2024. We had foreign exchange forward contracts not designated as hedging instruments with notional amounts totaling $367 million and $154 million outstanding at December 31, 2025 and December 31, 2024, respectively. For 2025, the Euro, Chinese yuan, British pound and New Taiwan dollar were the largest notional contracts and for 2024 British pound and Chinese yuan were the largest notional contracts for balance sheet hedges not designated as a hedging instrument. The potential fair value loss for a hypothetical 10% adverse change in the currency exchange rate on our foreign exchange forward contracts at December 31, 2025 and 2024 would be immaterial.

We designated certain Euro-denominated debt as a net investment hedge to hedge a portion of our net investments in certain of our entities with functional currencies denominated in the Euro. As of December 31, 2025, we designated as a net investment hedge €587 million in aggregate principal amount of our Euro Tranche B loan. On February 4, 2026, in connection with the 2034 Notes Offering, we also designated as a net investment hedge €1.0 billion in aggregate principal amount of 2034 Notes. For these nonderivative instruments, we defer recognition of the foreign currency remeasurement gains and losses within the foreign currency translation adjustment component of OCI.

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

We are exposed to market risks related to fluctuations in interest rates related to our Term Loan Facility. As of December 31, 2025, the principal outstanding on our Term Loan Facility was $2.9 billion, at a weighted average interest rate of 5.4%. A 10% increase or decrease in the weighted average interest rate as of December 31, 2025 would increase or decrease annual interest expense by approximately $9 million, excluding the effect of our interest rate hedges. Because the notional amount of our interest rate hedges as of December 31, 2025 equaled approximately 66% of the principal outstanding on our Term Loan Facility, the resulting net impact to interest expense would be approximately $4 million. The quantitative information presented reflects the terms of our Term Loan Facility as of December 31, 2025 and does not reflect the Sixth Amendment and 2034 Notes Offering completed in 2026. For a discussion of the expected impact on our future interest expense and liquidity, see Part II—Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources.

Equity Price Risk

We are exposed to equity price risk related to the conversion options embedded in our Convertible Notes. We issued $1.4 billion of Convertible Notes in May 2024. The Convertible Notes bear interest at a fixed rate and therefore have no financial statement risk associated with changes in market interest rates. However, the fair value of Convertible Notes fluctuates when interest rates change. We carry the Convertible Notes at face value less an unamortized discount on our consolidated balance sheet, and we present the fair value for required disclosure purposes only. Additionally, the fair value can be affected when the market price of our common stock fluctuates. The potential value of the shares to be distributed to the holders of our Convertible Notes changes when the market price of our stock fluctuates. The Convertible Notes will mature on June 1, 2030 unless earlier repurchased by us or converted pursuant to their terms. Additional details about the terms of the Convertible Notes can be found in Note 14 to the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MKS Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MKS Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2025 appearing after Item 16 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Certain Product Revenue

As described in Note 3 to the consolidated financial statements, revenue is recognized when or as obligations under the terms of a contract with a customer have been satisfied by the Company and control has transferred to the customer. The majority of the Company’s performance obligations, and associated revenue, are transferred to customers at a point in time, generally upon shipment of a product to the customer or receipt of the product by the customer and without significant judgments. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. The Company’s total net product revenue was $3.4 billion for the year ended December 31, 2025, of which a majority relates to certain product revenue.

The principal consideration for our determination that performing procedures relating to revenue recognition for certain product revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition for certain product revenue.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of revenue for certain product revenue at the consideration once control passes to the customer. These procedures also included, among others (i) testing revenue recognized for a sample of certain product revenue transactions by obtaining and inspecting source documents, such as purchase orders, invoices, and proof of shipment or delivery; (ii) testing revenue recognized for a sample of certain product revenue transactions before and after period end by obtaining and inspecting source documents, such as purchase orders, invoices and proof of shipment or delivery; and (iii) confirming a sample of outstanding customer invoice balances as of December 31, 2025 and, for confirmations not returned, obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment or delivery, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 24, 2026

We have served as the Company’s auditor since 1981.

MKS INC.

Consolidated Balance Sheets

(in millions, except per share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$675	$714
Trade accounts receivable, net of allowance for doubtful accounts of $5 at both December 31, 2025 and 2024	651	615
Inventories	921	893
Other current assets	263	252
Total current assets	2,510	2,474

Property, plant and equipment, net	810	771
Right-of-use assets	270	238
Goodwill	2,574	2,479
Intangible assets, net	2,140	2,272
Other assets	492	356
Total assets	$8,796	$8,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$51	$50
Accounts payable	407	341
Other current liabilities	469	384
Total current liabilities	927	775

Long-term debt, net	4,150	4,488
Non-current deferred taxes	474	504
Non-current accrued compensation	149	141
Non-current lease liabilities	246	211
Other non-current liabilities	131	149
Total liabilities	6,077	6,268
Commitments and contingencies (Note 22)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 200 shares authorized; 67.2 and 67.4 shares issued and outstanding at December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	2,101	2,067
Retained earnings	711	503
Accumulated other comprehensive loss	(93)	(248)
Total stockholders’ equity	2,719	2,322
Total liabilities and stockholders' equity	$8,796	$8,590

The accompanying notes are an integral part of the Consolidated Financial Statements.

MKS INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in millions, except per share data)

	Years Ended December 31,
	2025	2024	2023
Net revenues:
Products	$3,436	$3,124	$3,200
Services	495	462	422
Total net revenues	3,931	3,586	3,622
Cost of revenues:
Products	1,859	1,662	1,748
Services	235	216	232
Total cost of revenues (exclusive of amortization shown separately below)	2,094	1,878	1,980
Gross profit	1,837	1,708	1,642
Research and development	299	271	288
Selling, general and administrative	724	674	675
Acquisition and integration costs	—	9	16
Restructuring and other	37	6	20
Fees and expenses related to amendments to the Term Loan Facility	2	5	2
Amortization of intangible assets	247	245	295
Goodwill and intangible asset impairments	—	—	1,902
Gain on sale of long-lived assets	—	—	(2)
Income (loss) from operations	528	498	(1,554)
Interest income	(14)	(21)	(17)
Interest expense	212	284	356
Loss on extinguishment of debt	10	57	8
Other expense (income), net	16	(2)	27
Income (loss) before income taxes	304	180	(1,928)
Provision (benefit) for income taxes	9	(10)	(87)
Net income (loss)	$295	$190	$(1,841)
Other comprehensive income (loss), net of tax:
Changes in value of financial instruments designated as cash flow hedges	$(29)	$(1)	$(24)
Foreign currency translation adjustments	237	(213)	(83)
Change in net investment hedge	(63)	36	(25)
Unrecognized pension gain (loss)	10	3	(9)
Unrealized gain (loss) on investments	—	23	(23)
Total comprehensive income (loss)	$450	$38	$(2,005)
Net income (loss) per share:
Basic	$4.39	$2.82	$(27.54)
Diluted	$4.37	$2.81	$(27.54)
Weighted average common shares outstanding:
Basic	67.3	67.3	66.8
Diluted	67.7	67.6	66.8

The accompanying notes are an integral part of the Consolidated Financial Statements.

MKS INC.

Consolidated Statements of Stockholders’ Equity

(in millions, except per share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance at December 31, 2022	66.6	$0.1	$2,142	$2,272	$69	$4,483
Net issuance under stock-based plans	0.3		(1)			(1)
Stock-based compensation			54			54
Cash dividend ($0.88 per common share)				(59)		(59)
Comprehensive loss (net of tax):
Net loss				(1,841)		(1,841)
Other comprehensive loss					(164)	(164)
Balance at December 31, 2023	66.9	$0.1	$2,195	$373	$(96)	$2,472
Net issuance under stock-based plans	0.5		(9)			(9)
Stock-based compensation			48			48
Purchase of capped calls related to Convertible Notes			(167)			(167)
Cash dividend ($0.88 per common share)				(59)		(59)
Comprehensive income (loss) (net of tax):
Net income				190		190
Other comprehensive loss					(152)	(152)
Balance at December 31, 2024	67.4	$0.1	$2,067	$503	$(248)	$2,322
Net issuance under stock-based plans	0.3		(4)			(4)
Stock-based compensation			55			55
Stock repurchase	(0.5)		(17)	(28)		(45)
Cash dividend ($0.88 per common share)				(59)		(59)
Comprehensive income (net of tax):
Net income				295		295
Other comprehensive income					155	155
Balance at December 31, 2025	67.2	$0.1	$2,101	$711	$(93)	$2,719

The accompanying notes are an integral part of the Consolidated Financial Statements.

MKS INC.

Consolidated Statements of Cash Flows

(in millions)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$295	$190	$(1,841)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	344	348	397
Goodwill and intangible asset impairments	—	—	1,902
Unrealized (gain) loss on foreign currency and derivative instruments	(9)	13	32
Amortization of debt issuance costs and original issue discount	26	30	33
Loss on extinguishment of debt	10	57	8
Gain on sale of long-lived assets	—	—	(2)
Stock-based compensation	55	48	54
Provision for excess and obsolete inventory	45	56	64
Deferred income taxes	(196)	(226)	(234)
Other	—	8	5
Changes in operating assets and liabilities:
Trade accounts receivable	(16)	(36)	114
Inventories	(50)	20	(76)
Other current and non-current assets	14	25	50
Accounts payable	55	21	(99)
Current and non-current accrued compensation	83	(32)	(5)
Income taxes payable	21	49	(64)
Other current and non-current liabilities	(32)	(43)	(19)
Net cash provided by operating activities	645	528	319
Cash flows from investing activities:
Proceeds from sale of long-lived assets	3	1	3
Purchases of property, plant and equipment	(148)	(118)	(87)
Net cash used in investing activities	(145)	(117)	(84)
Cash flows from financing activities:
Repurchase of common stock	(45)	—	—
Proceeds from borrowing	—	2,161	216
Payments of borrowings	(451)	(2,427)	(403)
Purchase of capped calls related to Convertible Notes	—	(167)	—
Payments of deferred financing fees	—	(33)	(9)
Dividend payments	(59)	(59)	(59)
Net payments related to employee stock awards	(4)	(9)	(1)
Other financing activities	(3)	(15)	(3)
Net cash used in financing activities	(562)	(549)	(259)
Effect of exchange rate changes on cash and cash equivalents	23	(23)	(10)
Decrease in cash and cash equivalents	(39)	(161)	(34)
Cash and cash equivalents at beginning of period	714	875	909
Cash and cash equivalents at end of period	$675	$714	$875
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$190	$268	$305
Supplemental noncash financing activities:
Right of use assets obtained in exchange for new finance lease liabilities	$46	$12	$1

The accompanying notes are an integral part of the Consolidated Financial Statements.

MKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

(1)
Business Description

MKS Inc., formerly known as MKS Instruments, Inc. (“MKS” or the “Company”), was founded in 1961 as a Massachusetts corporation and enables technologies that transform the world. The Company delivers foundational technology solutions to leading edge semiconductor manufacturing, electronics and packaging, and specialty industrial applications. The Company applies its broad science and engineering capabilities to create instruments, subsystems, systems, process control solutions and specialty chemicals technology that improve process performance, optimize productivity and enable unique innovations for many of the world’s leading technology and industrial companies. The Company’s solutions are critical to addressing the challenges of miniaturization and complexity in advanced device manufacturing by enabling increased power, speed, feature enhancement and optimized connectivity. These solutions are also critical to addressing ever-increasing performance requirements across a wide array of specialty industrial applications.

(2)
Basis of Presentation

The terms “MKS” and the “Company” refer to MKS Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

The Company has three reportable segments: the Vacuum Solutions Division (“VSD”), the Photonics Solutions Division (“PSD”) and the Materials Solutions Division (“MSD”) as described in Note 20.

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
•
Allocate the transaction price to performance obligations in the contract
•
Recognize revenue when or as the Company satisfies a performance obligation

Revenue is recognized when or as obligations under the terms of a contract with a customer have been satisfied and control has transferred to the customer. The majority of the Company’s performance obligations, and associated revenue, are transferred to customers at a point in time, generally upon shipment of a product to the customer or receipt of the product by the customer and without significant judgments. The Company recognizes revenue over time for contracts relating to the manufacturing, modifications and retrofits of its plating equipment, as the equipment is built to customer specification, and the Company has an enforceable right to payment for the performance completed to date. For these sales, the Company uses the cost-to-cost input method to measure progress. In cases, where cost-to-cost is not proportionate to its progress in satisfying the performance obligation because of uninstalled materials, the Company

MKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

adjusts the measure of progress and recognizes revenue to the extent of cost incurred to satisfy the performance obligation under the contract. Revenue from customized products with no alternative future use to the Company, and that have an enforceable right to payment for performance completed to date, is also recorded over time. The Company considers this to be a faithful depiction of the transfer to the customer of revenue over time as the work is performed or service is delivered. Adjustments for custom products were not material for 2025, 2024 or 2023.

Installation services, other than those related to the Company’s plating equipment, are not significant, are usually completed in a short period of time and, therefore, are recorded at a point in time, rather than over time, as they are not material. Extended warranty, service contracts, and repair services, which are transferred to the customer over time, are recorded as revenue as the services are performed. For repair services, the Company makes an accrual at each quarter end based upon historical repair times within its product groups to record revenue based upon the estimated number of days completed to date, which is consistent with ratable recognition.

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

The Company’s standard assurance warranty period is normally 12 to 24 months. The Company sells separately priced service contracts and extended warranty contracts related to certain of its products, in particular related to its plating and laser-based products. The separately priced contracts generally range from 12 to 60 months. The Company normally receives payment at the inception of the contract and recognizes revenue over the term of the agreement in proportion to the costs expected to be incurred in satisfying the obligations under the contract. The Company has elected to use the practical expedient related to disclosing the remaining performance obligations as of December 31, 2025 and 2024, as the majority have a duration of less than one year.

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

MKS INC.

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

Advertising Costs

Advertising costs are expensed as incurred and were immaterial in 2025, 2024 and 2023.

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

The Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022 (the “CHIPS Act”), signed into law on August 9, 2022, and the One Big Beautiful Bill Act (“OBBBA”), signed into law on July 4, 2025, offer various tax incentives and credits, including the Advanced Manufacturing Investment Credit (“AMIC”). The AMIC equals 25% of qualified investments made in an advanced manufacturing facility that is placed in service between January 1, 2023 and December 31, 2025. For qualified investments placed in service after December 31, 2025, the AMIC increases to 35% provided that construction begins before January 1, 2027. The Company expects to receive the AMIC in connection with ongoing expansion projects. As of December 31, 2025, the Company recorded $44 in other current assets related to the AMIC with a corresponding reduction to the carrying amounts of the qualifying manufacturing assets in property, plant and equipment. The Company receives a benefit for the AMIC in the form of reduced depreciation expense, which is primarily recognized in cost of goods sold in the consolidated statement of operations, over the life of the manufacturing assets. As of December 31, 2025, the benefit to depreciation expense from the AMIC was immaterial. The impact of the AMIC on the consolidated financial statements as of December 31, 2025 and 2024 was immaterial.

Other government incentives and grants were not material for December 31, 2025 and 2024.

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

MKS INC.

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

Stock-Based Compensation

The accounting for share-based compensation expense requires the measurement and recognition of compensation expense for all stock-based awards for employees and directors based on estimated fair values. Stock-based awards include (i) time-based restricted stock units (“time-based RSUs”), (ii) performance-based RSUs based on the achievement of Company adjusted EBITDA targets over a one-year performance period (the “Adjusted EBITDA RSUs”), (iii) performance-based RSUs based on the Company’s total shareholder return relative to a group of peers over a three-year performance period (the “rTSR RSUs”) and (iv) employee stock purchase plan rights.

The Company determines the fair value of time-based RSUs based on the closing market price of the Company’s common stock on the date of grant reduced by the present value of dividends expected to be paid on the Company’s common stock prior to vesting. The Company does not include a forfeiture rate in the fair value measurement at the date of grant. Time-based RSUs granted to employees generally vest 33% per year over three years, beginning on the first anniversary of the grant date and are expensed on a straight-line basis over three years from the grant date. Time-based RSUs granted to directors generally vest on the earliest of (1) one day prior to the next annual shareholder meeting or (2) 13 months from date of grant.

The Company determines the original fair value of Adjusted EBITDA RSUs, which are only granted to the Company’s executive officers and certain other officers, based upon the closing market price of the Company’s common stock on the date of grant reduced by the present value of dividends expected to be paid on the Company’s common stock prior to vesting and adjusts the fair value quarterly during the one-year performance period based upon actual and forecasted results against Company Adjusted EBITDA targets. The Company does not include a forfeiture rate in the fair value measurement at the date of grant. Adjusted EBITDA RSUs vest 33% per year over three years beginning on the first anniversary of the grant date, with compensation expense recognized according to the graded vesting method over three years. These awards are based on the Company’s achievement of Adjusted EBITDA for a one-year performance period, defined as GAAP operating income for the relevant year excluding any charges or income not related to the operating performance of the Company plus depreciation, amortization and stock compensation expense. The final number of Adjusted EBITDA RSUs earned is based on the actual level of performance achieved, which ranges from 0% to 200% of Adjusted EBITDA RSU target achievement.

The Company estimates the fair value of rTSR RSUs, which are only granted to the Company’s executive officers and certain other officers, using the Monte Carlo simulation model, which requires the use of highly subjective and complex assumptions, including the price volatility of the underlying common stock. rTSR RSUs vest in full on the three-year anniversary of the grant date, subject to achievement of performance criteria and are expensed on a straight-line basis over three years from the grant date. The final number of rTSR RSUs earned is based on the Company’s total shareholder return relative to a group of peers over the three-year performance period.

Employees who meet the retirement eligibility requirements under their RSU agreements may be eligible for full or partial acceleration of vesting of their time-based RSUs, Adjusted EBITDA RSUs and rTSR RSUs. Expense is recognized between twelve and thirty-six months from the date of grant, depending on when the retirement eligibility requirements are met. For certain grandfathered retirement eligibility provisions applicable to certain executive officers, time‑based RSUs are fully expensed on the grant date, while Adjusted EBITDA RSUs and rTSR RSUs may be expensed on a pro‑rated basis.

The Company also provides certain employees with the opportunity to purchase shares through its 2014 Employee Stock Purchase Plan (“2014 ESPP”). The Company estimates the fair value of employee stock purchase plan rights using the Black-Scholes model which incorporates a number of complex and subjective variables, including expected stock price

MKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

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

Accumulated Other Comprehensive Income (Loss)

For foreign subsidiaries where the functional currency is the local currency, assets and liabilities are translated into U.S. dollars at the current exchange rate on the consolidated balance sheets date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded to Other Comprehensive Income (Loss) (“OCI”). Unrealized gains and losses on securities classified as available-for-sale and unrecognized pension gains and losses are recorded to OCI. For derivative instruments and interest rate swap hedges designated as cash-flow hedges, the effective portion of the derivative’s gain (loss) is initially reported as a component of OCI and is subsequently recognized in earnings, upon reclassification from accumulated OCI. The related tax effects of OCI items are recorded in income tax expense within the statement of operations, upon reclassification from accumulated OCI.

Net Income (Loss) Per Share

Basic net income (loss) per share is based on the weighted average number of common shares outstanding and diluted net income (loss) per share is based on the weighted average number of common shares outstanding and all potential dilutive common equivalent shares outstanding. The dilutive effect of equity awards is determined under the treasury stock method using the average market price for the period. The dilutive effect of the Convertible Notes, as defined and further described in Note 14 to the Notes to Consolidated Financial Statements, is calculated under the if-converted method. Common equivalent shares are included in the per share calculations when the effect of their inclusion would be dilutive. In periods in which a net loss is recognized, common equivalent shares are not included as they are antidilutive.

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

MKS INC.

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

During 2025, 2024 and 2023, approximately 43%, 42%, and 41% of the Company’s net revenues, respectively, were from sales to customers in the semiconductor market. No single customer represented greater than 10% of the Company’s accounts receivable balance as of December 31, 2025 or 2024.

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

MKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

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

Foreign Exchange

The functional currency of the majority of the Company’s foreign subsidiaries is the applicable local currency. For those subsidiaries, assets and liabilities are translated to U.S. dollars at year-end exchange rates. Income and expense accounts are translated at the average exchange rates prevailing during the year. The resulting translation adjustments are included in OCI in consolidated stockholders’ equity. Foreign exchange transaction gains and losses are classified in other expense (income), net in the statement of operations and comprehensive income (loss).

Net foreign exchange losses resulting from re-measurement were $18, $0, and $30 for the years ended December 31, 2025, 2024, and 2023, respectively, and are included in other expense (income), net. These amounts do not reflect the corresponding gain (loss) from foreign exchange forward contracts, which are included in cost of sales. See Note 8 to the Notes to Consolidated Financial Statements regarding foreign exchange forward contracts.

MKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

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

The Company uses derivative instruments, such as foreign exchange forward contracts, options and net investment hedges, to manage certain foreign currency exposure, and interest rate swaps and interest rate caps to manage certain interest rate exposure. Changes in fair value of derivative instruments are recognized in the consolidated statement of operations or, if hedge accounting is applied, in OCI for the effective portion of the changes in fair value. The cash flows resulting from foreign exchange forward contracts are classified in the consolidated statements of cash flows as part of cash flows from operating activities. All derivatives are stated at fair value in the consolidated balance sheets.

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

MKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

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

(4)
Recent Accounting Pronouncements

Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which focuses on the rate reconciliation and income taxes paid. ASU 2023-09 requires a public business entity (“PBE”) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. The Company adopted this standard during fiscal year 2025. The adoption of this standard only impacts disclosures and did not have a material impact on the Company’s consolidated financial statements.

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

Derivatives and Hedging (Topic 815): Hedge Accounting Improvements

In November 2025, the FASB issued ASU No, 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (“ASU 2025-09”), which focuses on aligning hedge accounting with the economics of an entity’s risk management activities. The amendments in ASU 2025-09 are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of adopting the new standard.

Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU 2025-10”), which establishes authoritative guidance on the recognition, measurement, presentation and disclosure of government grants received by business entities. The amendments in ASU 2025-10 are effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-10 but does not expect ASU 2025-10 adoption to have a material impact on its consolidated financial statements.

MKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Interim Reporting (Topic 270): Narrow-Scope Improvements

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which clarifies interim disclosure requirements and the applicability of Topic 270. The amendments in ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11 but does not expect ASU 2025-11 adoption to have a material impact on its consolidated financial statements.

(5)
Revenue from Contracts with Customers

Contract assets as of December 31, 2025 and 2024 were $45 and $30, respectively. Contract assets reflect revenue recognized and performance obligations satisfied or partially satisfied in advance of customer billing. The Company has elected to use the practical expedient and is not disclosing the remaining performance obligations related to deferred revenue and customer advances because these obligations generally have a duration of less than one year. A roll forward of the Company’s deferred revenue and customer advances was as follows:

	2025	2024
Beginning of period(1)	$73	$79
Additions to deferred revenue and customer advances	217	134
Amount of deferred revenue and customer advances recognized in income	(207)	(140)
End of period(2)	$83	$73

(1)
Beginning deferred revenue and customer advances balances as of January 1, 2025 included $71 of current deferred revenue and customer advances and $2 of long-term deferred revenue. Beginning deferred revenue and customer advances balances as of January 1, 2024 included $77 of current deferred revenue and customer advances and $2 of long-term deferred revenue. The majority of the beginning balance in 2025 and 2024 was recognized in each year.
(2)
Ending deferred revenue and customer advances balances as of December 31, 2025 included $79 of current deferred revenue and customer advances and $4 of long-term deferred revenue. Ending deferred revenue and customer advances balances as of December 31, 2024 included $71 of current deferred revenue and customer advances and $2 of long-term deferred revenue.

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

	Years Ended December 31,
	2025	2024	2023
Semiconductor	$1,696	$1,498	$1,479
Electronics and Packaging	1,111	922	916
Specialty Industrial	1,124	1,166	1,227
Total net revenues	$3,931	$3,586	$3,622

Refer to Note 20 for revenue by reportable segment, geography and groupings of similar products.

MKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

(6)
Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Years Ended December 31,
Numerator:	2025	2024	2023
Net income (loss)	$295	$190	$(1,841)
Denominator:
Shares used in net income (loss) per common share - basic	67.3	67.3	66.8
Effect of dilutive securities	0.4	0.3	—
Shares used in net income (loss) per common share - diluted	67.7	67.6	66.8
Net income (loss) per common share:
Basic	$4.39	$2.82	$(27.54)
Diluted	$4.37	$2.81	$(27.54)

Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period.

Diluted net income (loss) per common share is computed by dividing the diluted net income (loss) available to common stockholders by the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. The dilutive effect of equity awards is calculated based on the average stock price for the relevant period, using the treasury stock method. In periods in which a net loss is recognized, the impact of RSUs is not included as they are antidilutive. The dilutive effect of the Convertible Notes is calculated under the if-converted method.

In 2025 and 2024, the Company had an immaterial quantity of RSUs that were antidilutive and excluded from the computation of diluted weighted-average shares. Shares of common stock that would have been issued if the Convertible Notes had been converted are not included in the calculation of diluted net income per common share as the Company’s average share price during these periods was below the initial conversion price and inclusion would be antidilutive.

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

MKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Assets and liabilities of the Company are measured at fair value on a recurring basis as of December 31, 2025, and are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents
Money market funds	$246	$246	$—	$—
Time deposits	11	—	11	—
Equity securities	2	2	—	—
Available-for-sale securities:
Group insurance contracts	6	—	6	—
Derivatives
Foreign exchange forward contracts	1	—	1	—
Interest rate swaps - current	1	—	1	—
Interest rate swaps - non-current	5	—	5	—
Pension and deferred compensation plan assets	27	—	27	—
Total assets	$299	$248	$51	$—
Liabilities:
Derivatives
Foreign exchange forward contracts-current	$2	$—	$2	$—
Interest rate swaps - current	5	—	5	—
Total liabilities	$7	$—	$7	$—
Reported as follows:
Assets:
Cash and cash equivalents(1)	$257	$246	$11	$—
Other current assets	2	—	2	—
Total current assets	$259	$246	$13	$—
Other assets	$40	$2	$38	$—
Liabilities:
Other current liabilities	$7	$—	$7	$—

(1)
The cash and cash equivalents amount presented in the table above does not include cash of $418 as of December 31, 2025.

MKS INC.

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

Other Fair Value Disclosures

The estimated carrying value and fair value of the Company’s debt were as follows:

	Years Ended December 31,
	2025		2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	$2,878	$2,900	$3,249	$3,262
Convertible Notes	1,400	1,792	1,400	1,357
Total	$4,278	$4,692	$4,649	$4,619

The estimated fair value of the Company’s Term Loan Facility, as defined and further described in Note 14, was determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, which fall within Level 2 under the fair value hierarchy. The estimated fair value of the Company’s Convertible Notes, as defined and further described in Note 14, was determined based on the last traded price of the Convertible Notes for the period ended December 31, 2025, and falls under Level 2 of the fair value hierarchy.

MKS INC.

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

The following table summarizes the net notional values of foreign exchange forward contracts outstanding:

	Years Ended December 31,
	2025	2024
Designated as cash flow hedging instruments:
Foreign exchange forward contracts - cash flow hedges	$5	$74
Not designated as cash flow hedging instruments:
Foreign exchange forward contracts - balance sheet hedges	$367	$154

As of December 31, 2025, the Canadian dollar was the only notional contract for designated cash flow hedging instruments. As of December 31, 2024, the Japanese yen and the South Korean won were the largest notional contracts designated as cash flow hedging instruments.

MKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

As of December 31, 2025, the Euro, Chinese yuan, British pound and New Taiwan dollar were the largest notional contracts for balance sheet hedges not designated as cash flow hedging instruments. As of December 31, 2024, the British pound and Chinese yuan were the largest notional contracts for balance sheet hedges not designated as a hedging instrument.

Net Investment Hedge

On January 1, 2023, the Company designated certain Euro-denominated debt as a net investment hedge to hedge a portion of its net investments in certain of its entities with functional currencies denominated in the Euro. On January 22, 2024, the Company prepaid its USD Tranche A in full using, in part, a €250 incremental borrowing under its Euro Tranche B, each as defined and further described in Note 14. On January 22, 2024, the Company designated the additional €250 of its Euro Tranche B as a net investment hedge. As of December 31, 2025, the total principal amount outstanding under its Euro Tranche B was €587 and the entire balance was designated as a net investment hedge. As of December 31, 2024, the total principal amount outstanding under its Euro Tranche B was €596 and the entire balance was designated as a net investment hedge. For these net investment hedges, the Company records foreign currency remeasurement gains and losses within a component of OCI. Recognition in earnings of amounts previously recorded in accumulated OCI is limited to circumstances such as complete or substantially complete liquidation or sale of the net investment in the hedged foreign operations.

Interest Rate Agreements

The Company has various interest rate swap agreements, which are cash-flow hedges, maturing through January 31, 2029, that exchange a one-month forward-looking term rate based on the variable secured overnight financing rate (“Term SOFR”) paid on the outstanding balance of its USD Term Loan Facility, as defined and further described in Note 14, to a fixed rate. The notional value of the agreements was $1,900 and $2,600 as of December 31, 2025 and December 31, 2024, respectively. The Company acquired USD London Interbank Offered Rate (“LIBOR”) interest rate cap agreements as a result of its acquisition of Atotech Limited (“Atotech”) on August 17, 2022 (the “Atotech Acquisition”) and had utilized these agreements to offset Term SOFR on its Term Loan Facility. The interest rate cap agreements expired on January 31, 2024.

The interest rate swaps are recorded at fair value on the balance sheet and changes in the fair value are recognized in OCI. To the extent these arrangements are no longer effective hedges, the hedging relationship will be discontinued and changes in the fair value of the hedging instruments from the last assessment period that were effective up to the current period will be recorded immediately in earnings. Amounts previously recorded in OCI will remain in OCI and will be reclassified to earnings when the interest payments impact consolidated earnings. If the Company determines that the interest payments are unlikely to occur, amounts previously recorded in OCI will be reclassified to earnings immediately. Changes in the fair value of interest rate caps were recorded immediately in earnings, as the Company did not designate these instruments as hedges and therefore these instruments did not qualify for hedge accounting. The cash flows resulting from interest rate agreements were classified in cash flows from operating activities in the consolidated statements of cash flows.

The following table summarizes the net gains (losses) on derivatives designated as cash flow hedging instruments:

	Years Ended December 31,
	2025	2024	2023
Foreign exchange forward contracts-cash flow hedges:
Net (losses) gains recognized in OCI, net of tax	$(4)	$6	$1
Net gains (losses) reclassified from accumulated OCI into cost of revenues	$4	$6	$7
Interest rate hedges:
Net (losses) gains recognized in OCI, net of tax	$(25)	$(7)	$(25)
Net gains (losses) reclassified from accumulated OCI into interest expense	$20	$61	$45

For derivatives designated as cash flow hedging instruments as of December 31, 2025, the Company expects an immaterial amount of gains or losses to be reclassified from accumulated OCI into cost of revenues related to foreign exchange forward contracts and into interest expense related to interest rate hedges during the next 12 months.

The following table summarizes the net (losses) gains on derivatives not designated as hedging instruments:

MKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

	Years Ended December 31,
	2025	2024	2023
Net (losses) gains recognized in other expense (income), net	$(3)	$(2)	$(32)

The interest rate caps resulted in a reduction of $3 and $30 to interest expense in 2024 and 2023, respectively.

Derivative instruments are subject to master netting arrangements. However, the Company has elected to record these contracts on a gross basis in the consolidated balance sheet. The location and fair value amounts of derivative instruments reported in the consolidated balance sheet is disclosed in Note 7.

(9)
Inventories

Inventories consist of the following:

	Years Ended December 31,
	2025	2024
Raw materials	$617	$618
Work-in-process	116	97
Finished goods	188	178
Total	$921	$893

Inventory-related excess and obsolete charges of $45, $56 and $64 were recorded in cost of products and services in the years ended December 31, 2025, 2024 and 2023, respectively.

(10)
Property, Plant and Equipment

Property, plant and equipment consist of the following:

	Years Ended December 31,
	2025	2024
Land	$86	$80
Buildings and building improvements	379	322
Machinery and equipment	651	646
Furniture and fixtures, office equipment and software	216	194
Leasehold improvements	190	183
Construction in progress	147	82
	1,669	1,507
Less: accumulated depreciation	859	736
Total	$810	$771

Depreciation of property, plant and equipment totaled $97, $103 and $102 for the years ended 2025, 2024 and 2023, respectively.

(11)
Leases

The Company has various operating leases for real estate and non-real estate items. The non-real estate leases are mainly comprised of automobiles but also include office equipment and other lower-valued items.

MKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Leases consist of the following:

	Years Ended December 31,
	2025	2024	2023
Operating lease cost (1)	$41	$37	$31
Finance lease cost	10	9	9
Short-term lease	6	8	12
Total lease cost	$57	$54	$52

(1)
Operating lease cost includes an immaterial amount of variable expenses, offset by certain sublease rental income.

Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
	2025	2024	2023
Cash paid for amounts included in measurement of liabilities:
Operating cash flows used for operating leases(1)	$37	$33	$34
Operating cash flows used for finance leases	3	2	1
Financing cash flows used for finance leases	3	15	4

ROU assets obtained in exchange for new lease liabilities:
Operating leases	14	26	25
Finance leases	46	12	1

(1)
Operating cash flows used for operating leases for the year ended December 31, 2023 include an immaterial amount of tenant improvement allowance receipts.

The weighted average remaining terms for all leases were as follows:

	Years Ended December 31,
	2025	2024
Weighted-average remaining lease term years-operating leases	10.5	11.5
Weighted-average remaining lease term years-finance leases	22.5	13.1
Weighted-average discount rate-operating leases	3.8%	3.7%
Weighted-average discount rate-finance leases	5.5%	5.2%

Future lease payments under non-cancelable leases as of December 31, 2025 are detailed as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2026	$35	$6
2027	31	6
2028	23	6
2029	20	6
2030	16	6
Thereafter	118	102
Total lease payments	243	132
Less: imputed interest	41	57
Total lease liabilities	$202	$75

Amounts presented above do not include payments relating to immaterial leases excluded from the consolidated balance sheets as well as leases with terms of less than twelve months.

(12)
Goodwill and Intangible Assets

The Company’s methodology for allocating the purchase price of an acquisition is determined through established and generally accepted valuation techniques. Goodwill is measured as the excess of the cost of the acquisition over the sum of

MKS INC.

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

Goodwill associated with each of the Company’s reportable segments was as follows:

	VSD	PSD	MSD	Total
Reportable segment:
Gross goodwill at December 31, 2024	$358	$1,003	$2,951	$4,312
Foreign currency translation adjustments	—	9	86	95
Gross goodwill at December 31, 2025	358	1,012	3,037	4,407

Accumulated goodwill impairment at December 31, 2024	(141)	(390)	(1,302)	(1,833)
Impairment charge	—	—	—	—
Accumulated goodwill impairment at December 31, 2025	(141)	(390)	(1,302)	(1,833)

Goodwill, net of accumulated impairment and foreign currency translation adjustments at December 31, 2025	$217	$622	$1,735	$2,574

MKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

	VSD	PSD	MSD	Total
Reportable segment:
Gross goodwill at December 31, 2023	$335	$1,031	$3,021	$4,387
Movement of OSP product line	24	(24)	—	—
Foreign currency translation adjustments	(1)	(4)	(70)	(75)
Gross goodwill at December 31, 2024	358	1,003	2,951	4,312

Accumulated goodwill impairment at December 31, 2023	(141)	(390)	(1,302)	(1,833)
Impairment charge	—	—	—	—
Accumulated goodwill impairment at December 31, 2024	(141)	(390)	(1,302)	(1,833)

Goodwill, net of accumulated impairment and foreign currency translation adjustments at December 31, 2024	$217	$613	$1,649	$2,479

As of October 31, 2025 and 2024, the Company performed its annual impairment assessment of goodwill using a qualitative assessment for all of its reporting units. The Company determined that it was more likely than not that the fair values were more than the carrying values for each of the reporting units.

Intangible Assets

The Company’s intangible assets were comprised of the following:

As of December 31, 2025	Gross	Accumulated Impairment Charges	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology	$1,268	$(152)	$(587)	$(3)	$526
Customer relationships	2,072	(1)	(622)	(5)	1,444
Patents, trademarks, trade names and other	381	(63)	(141)	(7)	170
	$3,721	$(216)	$(1,350)	$(15)	$2,140

As of December 31, 2024	Gross	Accumulated Impairment Charges	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology	$1,268	$(152)	$(496)	$(31)	$589
Customer relationships	2,072	(1)	(477)	(86)	1,508
Patents, trademarks, trade names and other	381	(63)	(130)	(13)	175
	$3,721	$(216)	$(1,103)	$(130)	$2,272

Aggregate amortization expense related to acquired intangible assets for 2025, 2024 and 2023 was $247, $245 and $295, respectively.

Aggregate amortization expense related to acquired intangible assets for future years is as follows:

Year	Amount
2026	$248
2027	246
2028	246
2029	244
2030	238
Thereafter	862

The Company excluded from the above table intangible assets of $56 of indefinite-lived trademarks and trade names, which were not subject to amortization.

MKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

(13)
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

Product warranty activities were as follows:

	Years Ended December 31,
	2025	2024
Beginning of period	$22	$22
Provision for product warranties	26	24
Charges to warranty liability	(23)	(24)
End of period	$25	$22

Short-term product warranties of $19 and long-term product warranties of $6, each as of December 31, 2025, are included within other current liabilities and other non-current liabilities, respectively, within the accompanying consolidated balance sheets. Short-term product warranties of $14 and long-term product warranties of $8, each as of December 31, 2024, are included within other current liabilities and other non-current liabilities, respectively, within the accompanying consolidated balance sheets.

(14)
Debt

The Company’s outstanding debt is as follows:

	December 31, 2025	December 31, 2024
Short-term debt:
Term Loan Facility	$51	$50
Long-term debt:
Term Loan Facility	$2,827	$3,199
Debt issuance costs - Term Loan Facility	(55)	(85)
Term Loan Facility, net	2,772	3,114
Convertible Notes	1,400	1,400
Debt issuance costs - Convertible Notes	(22)	(26)
Convertible Notes, net	1,378	1,374
Total long-term debt, net	$4,150	$4,488

MKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Credit Facilities

In connection with the completion of the Atotech Acquisition, on August 17, 2022 (the “Effective Date”) the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, Barclays Bank PLC, and the lenders from time to time party thereto (the “Credit Agreement”). The Credit Agreement initially provided for (i) a senior secured term loan facility comprised of three tranches: a $1,000 loan (as further refinanced and otherwise modified as described herein, the “USD Tranche A”), a $3,600 loan (as further refinanced and otherwise modified as described herein, the “USD Tranche B”) and a €600 loan (as further refinanced and otherwise modified as described herein, the “Euro Tranche B” and together with the USD Tranche A and the USD Tranche B, the “Term Loan Facility”), each of which were borrowed in full on the Effective Date, and (ii) a senior secured revolving credit facility of $500 (as further increased and otherwise modified as described herein, the “Revolving Facility” and, together with the Term Loan Facility, the “Credit Facilities”), with the commitments under each of the foregoing facilities subject to increase from time to time subject to certain conditions. The proceeds of the Term Loan Facility were used on the Effective Date, among other things, to fund a portion of the consideration payable in connection with the Atotech Acquisition and to refinance the existing term loan and revolving credit facilities of the Company and certain indebtedness of Atotech. The Company has entered into six amendments to the Credit Agreement since the Effective Date (as amended, the “Amended Credit Agreement”), including most recently the Sixth Amendment (as defined below). For more information, see Note 23 to the Notes to Consolidated Financial Statements.

As of December 31, 2025, after giving effect to all amendments and repayments prior to such date, the Amended Credit Agreement provided for (i) the Term Loan Facility comprised of two tranches: the USD Tranche B in an outstanding principal amount of $2,188 and the Euro Tranche B in an outstanding principal amount of €587 and (ii) the Revolving Facility with aggregate commitments of $675.

As of December 31, 2025, borrowings under the Credit Facilities bore interest at a rate per annum equal to, at the Company’s option, any of the following, plus, in each case, an applicable margin: (a) with respect to the Revolving Facility and the USD Tranche B, (x) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the prime rate quoted in The Wall Street Journal, or (3) a forward-looking term rate based on Term SOFR (plus, with respect to the Revolving Facility, an applicable credit spread adjustment) for an interest period of one month, plus 1.00%; and (y) a Term SOFR rate (plus, with respect to the Revolving Facility, an applicable credit spread adjustment) for the interest period relevant to such borrowing, subject to a rate floor of (I) with respect to the USD Tranche B, 0.50% and (II) with respect to the Revolving Facility, 0.0%; and (b) with respect to the Euro Tranche B, a Euro Interbank Offered Rate (“EURIBOR”) rate determined by reference to the costs of funds for Euro deposits for the interest period relevant to such borrowing adjusted for certain additional costs, subject to a EURIBOR rate floor of 0.0%. As of December 31, 2025, the applicable margins for borrowings under the Credit Facilities were (i) under the USD Tranche B, 1.00% with respect to base rate borrowings and 2.00% with respect to Term SOFR borrowings, (ii) under the Euro Tranche B, 2.50% and (iii) under the Revolving Facility, 1.50% with respect to base rate borrowings and 2.50% with respect to Term SOFR borrowings.

In addition to paying interest on outstanding principal under the Credit Facilities, the Company is required to pay a commitment fee in respect of the unutilized commitments under the Revolving Facility. The commitment fee is subject to adjustment based on the Company’s first lien net leverage ratio as of the end of the preceding fiscal quarter. The Company must also pay customary letter of credit fees and agency fees. As of December 31, 2025, the commitment fee was 0.25% per annum.

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

MKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

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

As of December 31, 2025, the Company was required to make scheduled quarterly payments each equal to approximately $10 with respect to the USD Tranche B and approximately €2 with respect to the Euro Tranche B, in each case with the balance due thereunder on the maturity date of the Term Loan Facility. There is no scheduled amortization under the Revolving Facility. Any principal amount outstanding under the Revolving Facility is due and payable in full on the maturity date of the Revolving Facility.

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

The Amended Credit Agreement contains customary representations and warranties, covenants and provisions relating to events of default. If an event of default occurs, the lenders under the Credit Facilities will be entitled to take various actions, including the acceleration of amounts due under the Credit Facilities and all actions permitted to be taken by a secured creditor. As of December 31, 2025, the Company was in compliance with all covenants under the Amended Credit Agreement.

As of December 31, 2025, the weighted average interest rate of the Term Loan Facility was 5.4%. As of December 31, 2025, the Revolving Facility had a maturity date in August 2027 while the Term Loan Facility had a maturity date in August 2029. As of December 31, 2025, there were no borrowings under the Revolving Facility.

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

MKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. Prior to the close of business on the business day immediately preceding March 1, 2030, noteholders may convert all or any portion of their Convertible Notes under the following circumstances:

•
during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ended September 30, 2024, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the Convertible Notes on each applicable trading day (approximately $200.62 per share based on an initial conversion price of approximately $154.32 per share, which is subject to adjustment upon the occurrence of certain events);
•
during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day;
•
if the Company calls any or all of the Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•
upon the occurrence of specified corporate events as specified in the Indenture.

On or after March 1, 2030, until the close of business on the second scheduled trading day immediately preceding the maturity date, noteholders may convert all or any portion of their Convertible Notes at any time.

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

As of December 31, 2025, the Convertible Notes were classified as a long-term liability, net of issuances costs, on the consolidated balance sheet. The Convertible Notes were issued at par and costs associated with the issuance of the Convertible Notes are amortized to interest expense over the contractual term of the Convertible Notes. There were no conversions of the Convertible Notes in 2025 and 2024. As of December 31, 2025, the effective interest rate of the Convertible Notes was 1.56%.

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

The Company’s interest expense is as follows:

	Years Ended December 31,
	2025	2024	2023
Term Loan Facility:
Contractual interest expense	$186	$302	$391
Amortization of debt issuance costs as interest expense	22	26	31
Total interest expense on Term Loan Facility	$208	$328	$422
Convertible Notes:
Contractual interest expense	$18	$11	$—
Amortization of debt issuance costs as interest expense	3	3	—
Total interest expense on Convertible Notes	$21	$14	$—
Other interest (income) expense, net (1)	$(17)	$(58)	$(66)
Total interest expense	$212	$284	$356

(1)
Other interest (income) expense, net primarily consists of interest (income) expense related to the Company’s interest rate swap and interest rate cap agreements.

Lines of Credit and Borrowing Arrangements

Certain of the Company’s Japanese subsidiaries have lines of credit and a financing facility with various financial institutions, many of which generally expire and are renewed at three-month intervals with the remaining having no expiration date. The lines of credit and financing facility provided for aggregate borrowings as of December 31, 2025 and December 31, 2024 of up to an equivalent of $13 and $19, respectively. There were no borrowings outstanding under these arrangements at December 31, 2025 or December 31, 2024.

Contractual maturities of the Company’s debt obligations as of December 31, 2025 are as follows:

Year	Amount
2026	$51
2027	51
2028	51
2029	2,725
2030	1,400

MKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

(15)
Other Current Liabilities

Other current liabilities consisted of the following:

	December 31, 2025	December 31, 2024
Accrued compensation and other employee-related obligations	$199	$124
Deferred revenue and customer advances	79	71
Income taxes payable	48	64
Accrued expenses	78	62
Other	65	63
Total other current liabilities	$469	$384

(16)
Income Taxes

The components of income (loss) before income taxes and the related provision (benefit) for income taxes consist of the following:

	Years Ended December 31,
	2025	2024	2023
Income (loss) before income taxes:
United States	$77	$(57)	$(760)
Foreign	227	237	(1,168)
	$304	$180	$(1,928)
Current provision (benefit) for income taxes:
Federal	$101	$91	$21
State	(11)	13	6
Foreign	115	112	120
	205	216	147
Deferred provision (benefit) for income taxes:
Federal	(92)	(106)	(130)
State	17	(20)	(18)
Foreign	(121)	(100)	(86)
	(196)	(226)	(234)
Provision (benefit) for income taxes	$9	$(10)	$(87)

The following table is a reconciliation of the Company’s effective tax rate to the U.S. federal statutory income tax rate for the year ended December 31, 2025 in accordance with the guidance in ASU 2023-09:

	Amount	Rate
U.S. federal statutory income tax rate	$64	21.0%
State and local income taxes, net of federal income tax effect(1)	(4)	(1.2)
Foreign tax effects
China
Intercompany royalty	10	3.2
Withholding taxes	25	8.4
Audit settlement related to intercompany transactions	25	8.3
Other	1	0.2
Germany
Effect of changes in tax laws or rates enacted in the current period	(4)	(1.2)
Other	(3)	(0.8)
Hong Kong
Other	(4)	(1.3)
Israel

MKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Statutory tax rate difference between Israel and United States	(9)	(3.1)
Other	1	0.4
South Korea
Withholding taxes	8	2.5
Other	—	0.1
Netherlands
Changes in valuation allowances	(73)	(23.9)
Realized foreign exchange gain (loss)	10	3.2
Other	8	2.5
Taiwan
Withholding taxes	13	4.4
Other foreign jurisdictions	12	3.9
Effect of cross-border tax laws
Base erosion and anti-abuse tax related waiver of deductions	12	3.8
Foreign-derived intangible income	(44)	(14.6)
Subpart F, net of foreign tax credits	8	2.5
Other	(1)	(0.2)
Tax credits
Research and development tax credits	(16)	(5.2)
Foreign tax credit related to withholding taxes	(43)	(14.3)
Nontaxable or nondeductible items
Stock-based compensation	6	2.0
Other	1	0.2
Changes in unrecognized tax benefits	10	3.1
Other adjustments
Other	(4)	(1.0)
Effective tax rate	$9	2.9%

(1)
State taxes in California, Oregon, and Massachusetts made up the majority (greater than 50 percent) of the tax effect in this category.

The Company adopted ASU 2023-09 on a prospective basis effective January 1, 2025. Prior period information has not been restated and is presented under the disclosure requirements in effect during those periods.

The following table is a reconciliation of the Company’s effective tax rate to the U.S. federal statutory income tax rate for the years ended December 31, 2024 and December 31, 2023 in accordance with the guidance prior to the adoption of ASU 2023-09:

MKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

	Years Ended December 31,
	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%
Foreign-derived intangible income	(24.9)	0.6
Changes in valuation allowances	(22.7)	0.1
Withholding taxes, net of foreign tax credits	15.4	(0.4)
Federal tax credits	(11.7)	1.5
Effect of foreign operations taxed at various rates	(8.9)	0.9
Change in income tax reserves (including interest)	6.7	(0.5)
Base erosion waiver of deductions	5.6	—
State income taxes, net of federal benefit	(3.0)	0.5
Executive compensation	1.8	(0.1)
Foreign subpart F income taxed in the U.S., net of foreign tax credits	1.6	—
Global intangible low taxed income, net of foreign tax credits	1.0	0.2
Goodwill impairment	—	(18.4)
Other	12.4	(0.9)
Effective tax rate	(5.7)%	4.5%

The significant components of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2025	2024
Deferred tax assets:
Interest expense carryforwards	$155	$178
Net operating loss carryforwards	68	71
Tax credit carryforwards	33	34
Capitalized research and development	188	146
Lease liability	52	49
Depreciation and amortization	22	—
Inventory and warranty reserves	53	48
Accrued expenses and other reserves	39	30
Other	13	9
Total deferred tax assets	623	565
Valuation allowance	(79)	(151)
Net deferred tax assets	$544	$414

Deferred tax liabilities:
Acquired intangible assets and goodwill	$(519)	$(558)
Right-of-use asset	(50)	(48)
Foreign withholding taxes	(37)	(40)
Loan costs	(3)	(9)
Depreciation and amortization	—	(4)
Total deferred tax liabilities	(609)	(659)
Net deferred tax liabilities	$(65)	$(245)

On a quarterly basis, the Company evaluates both positive and negative evidence that affects the realizability of its net deferred tax assets and assesses the need for a valuation allowance. The future benefit to be derived from its deferred tax assets is dependent upon its ability to generate sufficient future taxable income to realize the assets.

During 2025, the Company decreased its valuation allowance by $72, primarily related to certain foreign interest and net operating loss carryforwards. During 2024, the Company decreased its valuation allowance by $39, primarily related to certain foreign interest and net operating loss carryforwards.

Deferred taxes have been recorded related to historical outside basis differences, primarily unremitted earnings, of certain of the Company’s foreign subsidiaries. During 2025, the Company recorded a tax benefit of $4 related to such taxes.

MKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

As of December 31, 2025, the Company had U.S. federal and state as well as foreign gross research and other tax credit carryforwards of $29, $40 and $0, respectively, which are presented gross of unrecognized tax benefits. Included in the total tax credit carryforwards as of December 31, 2025 are $1 of federal and $16 of state tax credits that can be carried forward indefinitely while the remaining tax credits expire at various dates through 2040.

As of December 31, 2025, the Company also had U.S. federal and state as well as foreign net operating loss and capital loss carryforwards of $2, $3 and $263, respectively. Included in the total loss carryforwards are $2, $0 and $263 of losses from federal, state and foreign that can be carried forward indefinitely while the remaining losses expire at various dates through 2044.

The Company had $280 and $377 of U.S. federal and foreign interest carryforwards, respectively, that can be carried forward indefinitely.

Although the Company believes that its tax positions are consistent with applicable U.S. federal, state and international laws, it maintains certain income tax reserves as of December 31, 2025 in the event its tax positions were to be challenged by the applicable tax authority and additional tax assessed upon audit.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

	Years Ended December 31,
	2025	2024	2023
Balance at beginning of year	$94	$86	$83
(Decreases) increases for tax positions taken during prior years	—	(4)	(5)
Increases for tax positions taken during the current year	34	36	12
Reductions related to expiration of statutes of limitations and audit settlements	(33)	(24)	(4)
Balance at end of year	$95	$94	$86

The net increase in gross unrecognized tax benefits in 2025 was primarily due to the addition of income tax reserves related to intercompany transactions offset by a decrease related to audit settlements.

The Company accrues interest and, if applicable, penalties for any uncertain tax positions. Interest and penalties are classified as a component of income tax provision (benefit). As of December 31, 2025, 2024 and 2023, the Company accrued interest on unrecognized tax benefits of approximately $10, $8 and $7, respectively.

The Company is subject to examination by U.S. federal and state as well as foreign tax authorities. The U.S. federal statute of limitations remains open for tax years 2020 through the present. The Company is under U.S. federal audit by the Internal Revenue Service for the years ended December 31, 2020, 2021 and 2022, and does not expect and is not aware of any unrecorded material adjustments. The statute of limitations for the Company’s tax filings in other jurisdictions varies between fiscal years 2020 through present. The Company also has certain prior year federal credit carryforwards and state tax loss and credit carryforwards that are subject to examination to the extent used in an open year.

MKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The components of cash paid (net of refunds received) for income taxes as of December 31, 2025 are as follows:

Amount
Federal taxes
United States	$(4)
State taxes
Other state jurisdictions	7
Foreign taxes
Canada	11
China	84
Germany	12
South Korea	13
Netherlands	11
Taiwan	9
Other foreign jurisdictions	35
Total cash taxes paid	$178

Cash paid (net of refunds received) for income taxes as of December 31, 2024 and 2023 were $145 and $180, respectively.

(17)
Stock-Based Compensation

Employee Stock Purchase Plans

The 2014 ESPP was adopted by the Board of Directors on February 10, 2014 and approved by the Company’s stockholders on May 5, 2014. The 2014 ESPP authorizes the issuance of up to an aggregate of 2.5 shares of common stock to participating employees. Offerings under the 2014 ESPP commence on June 1 and December 1 and terminate on November 30 and May 31, respectively. Under the 2014 ESPP, eligible employees can purchase shares of common stock through payroll deductions up to 10% of their compensation, up to a defined maximum annual amount. The price at which an employee’s purchase option is exercised for each offering period is the lower of (1) 90% of the closing price of the common stock on the Nasdaq Global Select Market on the day that the offering commences, or (2) 90% of the closing price of the common stock on the day that the offering terminates. The Company issued 0.1 shares of common stock during each of 2025, 2024 and 2023 to employees who participated in the 2014 ESPP at exercise prices of $74.24 and $73.97 per share in 2025, $102.28 and $75.77 per share in 2024, and $74.95 and $74.30 per share in 2023. The Company recorded an immaterial amount of compensation expense related to the 2014 ESPP in 2025, 2024 and 2023. As of December 31, 2025, there were 1.2 shares reserved for future issuance under the 2014 ESPP.

Equity Incentive Plans

The Company grants RSUs to employees and directors under the 2022 Stock Incentive Plan (the “Plan”). The Plan is administered by the Compensation Committee of the Company's Board of Directors. The Plan is intended to attract and retain employees and directors, and to provide an incentive for these individuals to assist the Company to achieve long-range performance goals and enable these individuals to participate in the long-term growth of the Company. Up to 6.6 shares of common stock (subject to adjustment in the event of stock splits and other similar events) may be issued pursuant to awards granted under the Plan. The Company may grant options, RSUs, restricted stock, stock appreciation rights (“SARs”) and other stock-based awards to employees, officers, directors, consultants and advisors under the Plan. Any full-value awards granted under the Plan will be counted against the shares reserved for issuance under the Plan as 1.91 shares for each share of common stock subject to such award. Any award granted under the 2022 Plan that is not a full-value award (including, without limitation, any option or SAR) will be counted against the shares reserved for issuance under the plan on a one-for-one basis of common stock subject to such award. “Full-value award” means any restricted stock, RSUs, or other stock-based award with a per share price or per unit purchase price lower than 100% of fair market value on the date of grant. To the extent an award that is not a full-value award is returned to the Plan, the share reserve under the Plan will be credited with one share. To the extent that a full-value award is returned to the Plan, the share reserve under the Plan will be credited with 1.91 shares. As of December 31, 2025, there were 2.6 shares reserved for future issuance under the Plan.

MKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The following tables present the activity for the RSUs:

	Year Ended December 31, 2025
	Quantity	Weighted Average Grant Date Fair Value Per Share
Beginning of period	0.9	$104.83
Granted	0.7	$77.37
Vested or forfeited	(0.5)	$101.64
End of period	1.1	$88.87

	Year Ended December 31, 2024
	Quantity	Weighted Average Grant Date Fair Value Per Share
Beginning of period	1.0	$98.36
Granted	0.5	$121.24
Vested or forfeited	(0.6)	$106.42
End of period	0.9	$104.83

	Year Ended December 31, 2023
	Quantity	Weighted Average Grant Date Fair Value Per Share
Beginning of period	0.8	$118.96
Granted	0.7	$87.03
Vested or forfeited	(0.5)	$117.10
End of period	1.0	$98.36

The total fair value of RSUs vested during 2025, 2024 and 2023 was approximately $48, $66 and $40, respectively. As of December 31, 2025, the unrecognized compensation cost related to RSUs was approximately $45 and will be recognized over an estimated weighted average amortization period of 1 year.

Stock-Based Compensation Expense

The Company recognized the full impact of its share-based payment plans in the consolidated statements of operations and comprehensive income (loss). The following table reflects the effect of recording stock-based compensation:

	Years Ended December 31,
	2025	2024	2023
Stock-based compensation expense by type of award:
RSUs	$51	$46	$51
Employee stock purchase plan	4	2	3
Total stock-based compensation	55	48	54
Shortfall/(excess tax benefit) from stock-based compensation	4	(5)	2
Net effect on net income (loss)	$59	$43	$56
Effect on net earnings (loss) per share:
Basic	$0.88	$0.64	$0.84
Diluted	$0.87	$0.64	$0.84

MKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The pre-tax effect of stock-based compensation expense included in the Company’s consolidated statements of operations and comprehensive income (loss) was as follows:

	Years Ended December 31,
	2025	2024	2023
Cost of revenues	$6	$6	$6
Research and development expense	7	7	7
Selling, general and administrative expense	42	35	41
Total pre-tax stock-based compensation expense	$55	$48	$54

(18)
Stockholders’ Equity

Share Repurchase Program

On July 25, 2011, the Company’s Board of Directors approved a share repurchase program for the repurchase of up to an aggregate of $200 of its outstanding common stock from time to time in open market purchases, privately negotiated transactions or through other appropriate means. The timing and quantity of any shares repurchased will depend upon a variety of factors, including business conditions, stock market conditions and business development activities, including, but not limited to, merger and acquisition opportunities. These repurchases may be commenced, suspended or discontinued at any time without prior notice. Any repurchased shares are held by the Company as authorized but unissued shares. During 2025, the Company repurchased approximately 0.5 shares of its common stock for total consideration of $45. During 2024 and 2023, there were no repurchases of common stock. The Company has repurchased approximately 3.1 shares of common stock for approximately $172 pursuant to the program since its adoption.

Cash Dividends

Holders of the Company’s common stock are entitled to receive dividends when and if they are declared by the Company’s Board of Directors. The Company’s Board of Directors declared a cash dividend of $0.22 per share during each quarter of 2025, which totaled $59 or $0.88 per share. The Company’s Board of Directors declared a cash dividend of $0.22 per share during each quarter of 2024, which totaled $59 or $0.88 per share.

On February 9, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share to be paid on March 6, 2026 to stockholders of record as of February 23, 2026.

Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of the Company’s Board of Directors.

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component, net of tax in the aggregate of $7, $(7) and $(32) as of December 31, 2025, 2024, and 2023, respectively, were as follows:

MKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

	Changes in value of financial instruments designated as cash flow hedges	Foreign currency translation adjustments	Change in net investment hedge	Unrecognized pension gain (loss)	Unrealized (loss) gain on investments	Total
Balance at December 31, 2022	$55	$4	$—	$10	$—	$69
Other comprehensive income (loss) before reclassifications	28	(83)	(25)	(9)	(23)	(112)
Amounts reclassified out of AOCI	(52)	—	—	—	—	(52)
Net other comprehensive income (loss)	(24)	(83)	(25)	(9)	(23)	(164)
Balance at December 31, 2023	31	(79)	(25)	—	(23)	(96)
Other comprehensive income (loss) before reclassifications	66	(213)	36	3	—	(108)
Amounts reclassified out of AOCI	(67)	—	—	—	23	(44)
Net other comprehensive income (loss)	(1)	(213)	36	3	23	(152)
Balance at December 31, 2024	30	(292)	11	3	—	(248)
Other comprehensive income (loss) before reclassifications	(5)	238	(63)	10	—	180
Amounts reclassified out of AOCI	(24)	(1)	—	—	—	(25)
Net other comprehensive income (loss)	(29)	237	(63)	10	—	155
Balance at December 31, 2025	$1	$(55)	$(52)	$13	$—	$(93)

(19)
Employee Benefit Plans

The Company has a 401(k) profit-sharing plan for U.S. employees meeting certain requirements, in which eligible employees may contribute between 1% and 50% of their annual compensation to this plan, and, with respect to employees who are age 50 and older, certain specified additional amounts, limited by an annual maximum amount determined by the Internal Revenue Service. The Company, at its discretion, makes certain matching contributions to this plan based on participating employees’ annual contribution to this plan and their total compensation. The Company’s contributions were $10, $9 and $9 for 2025, 2024 and 2023, respectively.

The Company also has a number of defined contribution plans at some of its foreign locations. The Company’s contributions were immaterial for 2025, 2024 and 2023.

The Company maintains a management incentive bonus plan (“MIP”) which provides cash awards to certain employees, at the discretion of the Compensation Committee of the Company’s Board of Directors, based upon certain metrics tied to the Company’s consolidated financial results. In addition, certain of the Company’s foreign locations also have bonus programs, which in 2025 and 2024 were generally based upon the same consolidated financial results as the MIP. In 2023, some of these foreign locations based certain bonus programs upon local operating results and employee performance. The Company may also grant certain sign-on, retention, and spot bonuses when applicable. The total bonus expense was $103, $38 and $63 for 2025, 2024 and 2023, respectively.

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

MKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The net periodic benefit costs for the defined benefit plans included the following components:

	Year Ended December 31,
	2025	2024
Service cost	$2	$2
Interest cost on projected benefit obligations	5	5
Expected return on plan assets	(1)	(1)
	$6	$6

The changes in projected benefit obligations and plan assets, as well as the ending balance sheet amounts for the Company’s defined benefit plans, were as follows:

	Year Ended December 31,
	2025	2024
Change in projected benefit obligations:
Projected benefit obligations, beginning of year	$140	$154
Service cost	2	2
Interest cost	5	5
Actuarial (gain) loss	(8)	(5)
Benefits paid	(11)	(7)
Currency translation adjustments	14	(9)
Projected benefit obligations, end of year	$142	$140

Change in plan assets:
Fair value of plan assets, beginning of year	32	34
Company contributions	1	1
Gain (loss) on plan assets	2	2
Benefits paid	(5)	(3)
Currency translation adjustments	2	(2)
Fair value of plan assets, end of year	32	32
Net underfunded status	$(110)	$(108)

As of December 31, 2025, the estimated benefit payments for the Company’s defined benefit plans for the next 10 years were as follows:

Estimated benefit payments
2026	$9
2027	9
2028	9
2029	9
2030	10
2031-2035	47
$93

The Company expects to contribute $1 to the plans during 2026.

The weighted-average rates used to determine the net periodic benefit costs were as follows:

	December 31, 2025	December 31, 2024
Discount rate	3.8%	3.3%
Rate of increase in salary levels	2.5%	3.7%
Expected long-term rate of return on assets	3.0%	3.0%

MKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

In determining the expected long-term rate of return on plan assets, the Company considers the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes, and economic and other indicators of future performance.

Plan assets were held in the following categories as a percentage of total plan assets:

	December 31, 2025		December 31, 2024
	Amount	Percentage	Amount	Percentage
Debt securities	$19	60%	$17	54%
Equity securities	6	20	8	25
Cash	4	12	3	10
Other	3	8	4	11
	$32	100%	$32	100%

In general, the Company’s asset management objectives include maintaining an adequate level of diversification to reduce interest rate and market risk, while providing adequate liquidity to meet immediate and future benefit payment requirements.

The Company’s Israeli plans account for the deferred vested benefits using the shut-down method of accounting, which resulted in assets of $27 and vested benefit obligations of $29 as of December 31, 2025 and assets of $22 and vested benefit obligations of $24 as of December 31, 2024. Under the shut-down method, the liability is calculated as if it were payable as of the balance sheet date, on an undiscounted basis.

Other Pension-Related Assets

As of December 31, 2025 and 2024, the Company had assets with an aggregate market value of $6 for each period, for one of its German pension plans. These assets are invested in group insurance contracts through the insurance companies administering these plans, in accordance with applicable pension laws. These group insurance contracts have a guaranteed minimum rate of return ranging from 2.25% to 4.00% in 2025 and 2024, depending on the contract. Because these assets were not separate legal assets of the pension plan, they were not included in the Company’s plan assets shown above. However, the Company has designated such assets to pay pension benefits. Such assets are included in other assets in the accompanying consolidated balance sheet.

(20)
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

MKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

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

The following tables set forth the details of gross profit by reportable segment and the reconciliation to income (loss) before income taxes:

	Year Ended December 31, 2025
	VSD	PSD	MSD	Total
Product	$1,290	$872	$1,274	$3,436
Services	289	157	49	495
Revenues by segment	1,579	1,029	1,323	3,931
Total cost of revenues (exclusive of amortization shown separately below)(1)	894	582	607	2,083
Segment gross profit	685	447	716	1,848
Segment gross profit percentage	43.3%	43.5%	54.1%	47.0%
Reconciliation to income before income taxes
Operating expenses:
Research and development				299
Selling, general and administrative				724
Restructuring and other				37
Fees and expenses related to amendments to the Term Loan Facility				2
Amortization of intangible assets				247
Unallocated corporate expenses				11
Income from operations				528
Interest income				(14)
Interest expense				212
Loss on extinguishment of debt				10
Other expense (income), net				16
Income before income taxes				$304

MKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

	Year Ended December 31, 2024
	VSD	PSD	MSD	Total
Product	$1,144	$856	$1,124	$3,124
Services	240	165	57	462
Revenues by segment	1,384	1,021	1,181	3,586
Total cost of revenues (exclusive of amortization shown separately below)(1)	790	563	519	1,872
Segment gross profit	594	458	662	1,714
Segment gross profit percentage	42.9%	44.9%	56.1%	47.8%
Reconciliation to income before income taxes
Operating expenses:
Research and development				271
Selling, general and administrative				674
Acquisition and integrated costs				9
Restructuring and other				6
Fees and expenses related to amendments to the Term Loan Facility				5
Amortization of intangible assets				245
Unallocated corporate expenses				6
Income from operations				498
Interest income				(21)
Interest expense				284
Loss on extinguishment of debt				57
Other (income) expense, net				(2)
Income before income taxes				$180

	Year Ended December 31, 2023
	VSD	PSD	MSD	Total
Product	$1,222	$824	$1,154	$3,200
Services	218	152	52	422
Revenues by segment	1,440	976	1,206	3,622
Total cost of revenues (exclusive of amortization shown separately below)(1)	827	552	586	1,965
Segment gross profit	613	424	620	1,657
Segment gross profit percentage	42.6%	43.4%	51.4%	45.7%
Reconciliation to loss before income taxes
Operating expenses:
Research and development				288
Selling, general and administrative				675
Acquisition and integrated costs				16
Restructuring and other				20
Fees and expenses related to amendments to the Term Loan Facility				2
Amortization of intangible assets				295
Goodwill and intangible asset impairment				1,902
Gain on sale of long-lived assets				(2)
Unallocated corporate expenses				15
Loss from operations				(1,554)
Interest income				(17)
Interest expense				356
Loss on extinguishment of debt				8
Other expense (income), net				27
Loss before income taxes				$(1,928)

MKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

(1)
The significant expense category and amount aligns with the segment-level information that is regularly provided to the CODM.

The following table sets forth capital expenditures by reportable segment:

	Years Ended December 31,
	2025	2024	2023
VSD	$87	$36	$26
PSD	21	36	29
MSD	40	53	32
Total capital expenditures	$148	$125	$87

The following table sets forth depreciation and amortization by reportable segment:

	Years Ended December 31,
	2025	2024	2023
VSD	$40	$44	$43
PSD	49	50	60
MSD	255	254	294
Total depreciation and amortization	$344	$348	$397

The following table sets forth segment assets by reportable segment:

	Accounts receivable, net	Inventories	Total
December 31, 2025
VSD	$190	$475	$665
PSD	163	270	433
MSD	298	176	474
Total segment assets	$651	$921	$1,572

	Accounts receivable, net	Inventories	Total
December 31, 2024
VSD	$200	$488	$688
PSD	168	260	428
MSD	247	145	392
Total segment assets	$615	$893	$1,508

The following table reconciles total segment assets to total assets:

	December 31,
	2025	2024
Total segment assets	$1,572	$1,508
Cash and cash equivalents	675	714
Other current assets	263	252
Property, plant and equipment, net	810	771
Right-of-use assets	270	238
Goodwill and intangible assets, net	4,714	4,751
Other assets	492	356
Total assets	$8,796	$8,590

MKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Geographic Area

Information about the Company’s operations by geographic area is presented in the tables below. Net revenues from unaffiliated customers are based on the shipped-to location of the end customer. Intercompany sales between geographic areas are at tax transfer prices and have been eliminated from consolidated revenues.

	Years Ended December 31,
	2025	2024	2023
Net revenues:
United States	$760	$804	$893
China	931	775	745
South Korea	440	358	359
Singapore	265	229	239
Taiwan	260	234	248
Japan	240	250	280
Other	1,035	936	858
	$3,931	$3,586	$3,622

Long-lived assets include property, plant and equipment, net, right-of-use assets, net and certain other assets.

	December 31,
	2025	2024
Long-lived assets:
United States	$354	$458
China	199	172
Germany	175	125
Other	435	349
	$1,163	$1,104

The Company sells products and services to thousands of customers worldwide, in a wide range of end markets. The Company’s top ten customers accounted for 35%, 32% and 30% of net revenues for 2025, 2024, and 2023, respectively.

(21)
Restructuring

The Company recorded $23 of restructuring charges in restructuring and other in 2025 primarily related to severance costs incurred as a result of a global cost saving initiative implemented during the first quarter of 2025, mainly in the general metal finishing business within MSD. The Company recorded $4 of restructuring charges in restructuring and other in 2024 primarily related to severance costs incurred as a result of a global cost-saving initiative implemented in the fourth quarter of 2023.

The activity related to the Company’s restructuring accrual is shown below:

	Years Ended December 31,
	2025	2024
Beginning of period	$3	$9
Charged to expense	23	4
Payments and adjustments	(20)	(10)
End of period	$6	$3

(22)
Commitments and Contingencies

As of December 31, 2025, the Company has entered into purchase commitments for certain inventory components and other equipment and services used in its normal operations. The majority of the purchase commitments covered by these arrangements are for periods of less than one year and aggregate to approximately $490.

MKS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Legal Proceedings

The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

(23)
Subsequent Events

2026 Amendment and Prepayment of Credit Facilities

On February 4, 2026 (the “Sixth Amendment Effective Date”), the Company entered into the Sixth Amendment to Credit Agreement (the “Sixth Amendment”). Pursuant to the Sixth Amendment, the Company (i) refinanced its existing USD Tranche B loan and Euro Tranche B loan with a new $914 USD Tranche B loan and a new €587 Euro Tranche B loan, (ii) refinanced and increased the commitments under its existing Revolving Credit Facility with a new $1,000 Revolving Facility, (iii) decreased the applicable margin for the USD Tranche B from 2.00% to 1.75% with respect to Term SOFR borrowings and from 1.00% to 0.75% with respect to base rate borrowings, (iv) decreased the applicable margin for the Euro Tranche B from 2.50% to 2.00%, (v) decreased the applicable margin under the Revolving Facility from 2.50% to 1.75% with respect to SOFR borrowings and from 1.50% to 0.75% with respect to base rate borrowings, (vi) eliminated the credit spread adjustment applicable to SOFR borrowings of the Revolving Facility, (vii) extended the maturity of the Term Loan Facility to February 2033 and (viii) extended the maturity of the Revolving Facility to February 2031. Additionally, pursuant to the Sixth Amendment, the Company (a) extended the period during which a 1.00% prepayment premium may be required if the Company prepays any loans under the USD Tranche B or the Euro Tranche B in connection with a repricing transaction until the date that is six months following the Sixth Amendment Effective Date, and (b) reduced the amount of scheduled quarterly principal payments the Company is required to make with respect to the USD Tranche B to approximately $2. The repriced USD Tranche B loan and Euro Tranche B loan were issued without original issue discount.

2034 Notes

On February 4, 2026, the Company completed a private offering (the “2034 Notes Offering”) of €1,000 aggregate principal amount of 4.25% senior notes due 2034 (the “2034 Notes”) with interest payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2026. The 2034 Notes were sold in a private placement to persons reasonably believed to be qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act. The Company used the net proceeds from the 2034 Notes Offering, together with cash on hand, to prepay approximately $1,274 of the USD Tranche B.

The 2034 Notes are unconditionally guaranteed, on a senior unsecured basis, jointly and severally, by the Company’s existing and future subsidiaries that guarantee the Credit Agreement or are required to become guarantors under certain circumstances and subject to certain exceptions (the “Guarantors”). The 2034 Notes and the guarantees are general senior unsecured obligations of the Company and the Guarantors.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Office and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

Our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

For the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a trading arrangement for the sale or purchase of Company securities that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth under the captions “Proposal One — Election of Directors,” “Directors,” “Corporate Governance,” “Executive Officers,” “Corporate Governance — Code of Business Conduct and Ethics” and “Corporate Governance — Board of Directors Meetings and Committees of the Board of Directors — Audit Committee” in our definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission (“SEC”) no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

We are also required under Item 405 of Regulation S-K to provide information concerning delinquent filers of reports under Section 16 of the Securities and Exchange Act of 1934, as amended. This information will be set forth under the caption “Delinquent Section 16(a) Reports,” if applicable, in our definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be set forth under the captions “Executive Officers,” “Executive Compensation – Compensation Discussion and Analysis,” “Corporate Governance – Board of Director Meetings and Committees of the Board of Directors – Compensation Committee - Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation” in our definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC no later than 120 days after the end of our fiscal year, and, other than the information required by Item 402(v) of Regulation S-K, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

The information required by Item 201(d) of Regulation S-K will be set forth under the caption “Equity Compensation Plan Information” in our definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth under the captions “Corporate Governance – Board Independence” and “Corporate Governance – Transactions with Related Persons” in our definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be set forth under the caption “Audit and Financial Accounting Oversight — Principal Accountant Fees and Services” in our definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC no later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

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

Schedule II – Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted since they are either not required or information is otherwise included.

3.
Exhibits. The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit No.	Title

+3.1(1)	Restated Articles of Organization of the Registrant

+3.2(2)	Second Amended and Restated By-Laws of the Registrant

+3.3(1)	Amendments to Second Amended and Restated By-Laws of the Registrant

+4.1(3)	Specimen certificate representing the Common Stock

+4.2(4)	Description of Capital Stock Registered Under Section 12 of the Exchange Act

+4.3(5)	Indenture, dated May 16, 2024, between the Registrant and U.S. Bank Trust Company, National Association, as trustee

+4.4(5)	Form of Global Note (included with Exhibit 4.3)

+4.5(6)	Indenture, dated February 4, 2026, by and among the Registrant, the guarantors listed therein and U.S. Bank Trust Company, National Association, as trustee

+4.6(6)	Form of Global Note (included with Exhibit 4.5)

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
+10.3(9)

Second Amendment to Credit Agreement, dated as of January 22, 2024, by and among the Registrant, as parent borrower, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and each lender party thereto

+10.4(10)

Third Amendment to Credit Agreement, dated as of February 13, 2024, by and among the Registrant, as parent borrower, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and each lender and letter of credit issuer party thereto

+10.5(11)

Fourth Amendment to Credit Agreement, dated as of July 23, 2024, by and among the Registrant, as parent borrower, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and each lender thereto

+10.6(12)

Fifth Amendment to Credit Agreement, dated as of January 24, 2025, by and among the Registrant, as parent borrower, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and each lender party thereto

+10.7(6)

Sixth Amendment to Credit Agreement, dated as of February 4, 2026, by and among the Registrant, as parent borrower, the other loan parties party thereto, JPMorgan Chase Bank, N.A. and J.P. Morgan SE, as administrative agent, JPMorgan Chase Bank, N.A., as collateral agent, and each lender and letter of credit issuer party thereto

+10.8(13)*	2022 Stock Incentive Plan

+10.9(14)*	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2022 Stock Incentive Plan for 2025-2026

+10.10(15)*	Form of Restricted Stock Unit Agreement for Employees under the 2022 Stock Incentive Plan for 2023

+10.11(16)*	Form of Restricted Stock Unit Agreement for Employees under the 2022 Stock Incentive Plan for 2024-2026 (Standard)

+10.12(16)*	Form of Restricted Stock Unit Agreement for Employees under the 2022 Stock Incentive Plan for 2024-2026 (rTSR)

+10.13(17)*	2014 Stock Incentive Plan

+10.14(17)*	2014 Employee Stock Purchase Plan

+10.15(18)*	Form of Restricted Stock Unit Agreement for Employees under the 2014 Stock Incentive Plan

+10.16(19)*	Employment Agreement, dated October 22, 2013, between Gerald G. Colella and the Registrant

+10.17(20)*	Amendment, dated March 27, 2018, to Employment Agreement, dated as of October 22, 2013, between Gerald G. Colella and the Registrant

+10.18(21)*	Second Amendment, dated October 29, 2018, to Employment Agreement, dated as of October 22, 2013, between Gerald G. Colella and the Registrant

+10.19(22)*	Employment Agreement, dated as of November 18, 2019, between John T.C. Lee and the Registrant

+10.20(23)*	Employment Agreement, effective August 1, 2016, between Kathleen Burke and the Registrant, as amended on October 29, 2018

+10.21(4)*	Employment Agreement, effective September 16, 2019, between James A. Schreiner and the Registrant

+10.22(24)*	Amendment, dated October 25, 2021, to Employment Agreement, effective September 16, 2019, between James A. Schreiner and the Registrant

+10.23(25)*	Second Amendment, dated May 7, 2024, to Employment Agreement, dated as of September 16, 2019, between James A. Schreiner and the Registrant

+10.24(26)*	Employment Agreement, effective January 1, 2020, between David Henry and the Registrant

+10.25(26)*	Employment Agreement, effective February 17, 2021, between Eric Taranto and the Registrant

+10.26(27)*	Employment Agreement, effective April 30, 2024, between John Williams and the Registrant

Exhibit No.	Title
+10.27(28)*	Employment Agreement, effective August 9, 2024, between Ramakumar Mayampurath and the Registrant

+10.28(29)*	Management Incentive Plan

+19.1(14)	Insider Trading Policy

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Dodd-Frank Compensation Recovery Policy

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

+ Previously filed

* Management contract or compensatory plan arrangement

** Filed with this Annual Report on Form 10-K for the year ended December 31, 2025 are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.

The following materials from MKS Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, are formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

(1)
Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-23621), filed with the Securities and Exchange Commission on May 15, 2025.
(2)
Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-23621), filed with the Securities and Exchange Commission on December 3, 2024.
(3)
Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (File No. 000-23621), filed with the Securities and Exchange Commission on August 7, 2025.
(4)
Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 000-23621), filed with the Securities and Exchange Commission on February 28, 2020.
(5)
Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-23621), filed with the Securities and Exchange Commission on May 16, 2024.
(6)
Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-23621), filed with the Securities and Exchange Commission on February 5, 2026.
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
(26)
Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 (File No.000-23621), filed with the Securities and Exchange Commission on February 23, 2021.
(27)
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

Item 16. Form 10-K Summary

Not applicable.

MKS Inc.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in millions)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Valuation allowance on deferred tax asset:
Years ended December 31,
2025	$151	$2	$—	$(74)	$79
2024	$190	$2	$—	$(41)	$151
2023	$181	$12	$—	$(3)	$190

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2025 to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of February 2026.

MKS INC.

By:	/s/ John T.C. Lee

John T.C. Lee

President and Chief Executive Officer

(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURES	TITLE	DATE
/s/ Gerald G. Colella	Chairman of the Board of Directors	February 24, 2026
Gerald G. Colella
/s/ John T.C. Lee	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2026
John T.C. Lee
/s/ Ramakumar Mayampurath	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2026
Ramakumar Mayampurath
/s/ Michelle M. McCarthy	Vice President and Chief Accounting Officer (Principal Accounting Officer) Director	February 24, 2026
Michelle M. McCarthy
/s/ Rajeev Batra		February 24, 2026
Rajeev Batra
/s/ Peter J. Cannone III	Director	February 24, 2026
Peter J. Cannone III
/s/ Joseph B. Donahue	Director	February 24, 2026
Joseph B. Donahue
/s/ Wissam G. Jabre	Director	February 24, 2026
Wissam G. Jabre
/s/ Jacqueline F. Moloney	Director	February 24, 2026
Jacqueline F. Moloney
/s/ Elizabeth A. Mora	Director	February 24, 2026
Elizabeth A. Mora