Form 10-Q
period 2026-03-31
MKS INC
filed 2026-05-07
CIK 1049502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of April 29, 2026, the registrant had 67,544,129 shares of common stock outstanding.

MKS INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MKS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

(Unaudited)

ASSETS	March 31, 2026	December 31, 2025
Current assets:
Cash and cash equivalents	$569	$675
Trade accounts receivable, net of allowance for doubtful accounts of $5 at both March 31, 2026 and December 31, 2025	775	651
Inventories	949	921
Other current assets	252	263
Total current assets	2,545	2,510

Property, plant and equipment, net	795	810
Right-of-use assets	267	270
Goodwill	2,565	2,574
Intangible assets, net	2,065	2,140
Other assets	491	492
Total assets	$8,728	$8,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,398	$51
Accounts payable	448	407
Other current liabilities	445	469
Total current liabilities	2,291	927

Long-term debt, net	2,650	4,150
Non-current deferred taxes	450	474
Non-current accrued compensation	146	149
Non-current lease liabilities	244	246
Other non-current liabilities	136	131
Total liabilities	5,917	6,077
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 200 shares authorized; 67.3 and 67.2 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	2,104	2,101
Retained earnings	778	711
Accumulated other comprehensive (loss) income	(71)	(93)
Total stockholders’ equity	2,811	2,719
Total liabilities and stockholders’ equity	$8,728	$8,796

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in millions, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net revenues:
Products	$954	$819
Services	124	117
Total net revenues	1,078	936
Cost of revenues:
Products	514	437
Services	57	55
Total cost of revenues (exclusive of amortization shown separately below)	571	492
Gross profit	507	444
Research and development	81	70
Selling, general and administrative	190	185
Restructuring and other	3	16
Legal settlement	3	—
Fees and expenses related to debt activities	18	2
Amortization of intangible assets	63	60
Income from operations	149	111
Interest income	(2)	(3)
Interest expense	45	53
Loss on extinguishment of debt	5	3
Other (income) expense, net	(1)	(1)
Income before income taxes	102	59
Provision for income taxes	18	7
Net income	$84	$52
Other comprehensive income (loss), net of tax:
Changes in value of financial instruments designated as cash flow hedges	$4	$(16)
Foreign currency translation adjustments	(34)	54
Change in net investment hedges	49	(19)
Unrecognized pension gain	3	4
Total comprehensive income	$106	$75
Net income per share:
Basic	$1.24	$0.77
Diluted	$1.18	$0.77
Weighted average common shares outstanding:
Basic	67.4	67.4
Diluted	71.1	67.7

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share data)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance at December 31, 2025	67.2	$0.1	$2,101	$711	$(93)	$2,719
Net issuance under stock-based plans	0.1		(16)			(16)
Stock-based compensation			19			19
Cash dividend ($0.25 per common share)				(17)		(17)
Comprehensive income (loss) (net of tax):
Net income				84		84
Other comprehensive income					22	22
Balance at March 31, 2026	67.3	$0.1	$2,104	$778	$(71)	$2,811

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance at December 31, 2024	67.4	$0.1	$2,067	$503	$(248)	$2,322
Net issuance under stock-based plans	—		(5)			(5)
Stock-based compensation			22			22
Stock repurchase	(0.5)		(17)	(28)		(45)
Cash dividend ($0.22 per common share)				(15)		(15)
Comprehensive income (loss) (net of tax):
Net income				52		52
Other comprehensive income					23	23
Balance at March 31, 2025	66.9	$0.1	$2,067	$512	$(225)	$2,354

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$84	$52
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85	85
Unrealized loss (gain) on foreign currency and derivative instruments	—	2
Amortization of debt issuance costs and original issue discount	4	6
Loss on extinguishment of debt	5	3
Stock-based compensation	19	22
Provision for excess and obsolete inventory	13	17
Deferred income taxes	(24)	(37)
Other	1	1
Changes in operating assets and liabilities:
Trade accounts receivable	(129)	(19)
Inventories	(49)	(12)
Other current and non-current assets	21	17
Accounts payable	45	(20)
Current and non-current accrued compensation	(68)	17
Income taxes payable	10	12
Other current and non-current liabilities	36	(5)
Net cash provided by operating activities	53	141
Cash flows from investing activities:
Purchases of property, plant and equipment	(25)	(18)
Net cash used in investing activities	(25)	(18)
Cash flows from financing activities:
Repurchase of common stock	—	(45)
Proceeds from borrowing	1,192	—
Payments of borrowings	(1,274)	(113)
Payments of deferred financing fees	(22)	—
Dividend payments	(17)	(15)
Net payments related to employee stock awards	(16)	(5)
Other financing activities	—	(2)
Net cash used in financing activities	(137)	(180)
Effect of exchange rate changes on cash and cash equivalents	3	(2)
Decrease in cash and cash equivalents	(106)	(59)
Cash and cash equivalents at beginning of period	675	714
Cash and cash equivalents at end of period	$569	$655

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

(1)
Basis of Presentation

The terms “MKS” and the “Company” refer to MKS Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim financial data as of March 31, 2026, and for the three months ended March 31, 2026, are unaudited; however, in the opinion of MKS, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet presented as of December 31, 2025 has been derived from the consolidated audited financial statements as of that date. The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the MKS Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 24, 2026.

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

(2)
Recent Accounting Pronouncements

Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public companies to disclose, in interim and annual reporting periods, additional disaggregated information about certain income statement expense line items in the notes to financial statements. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statement disclosures; however, adoption will not impact its consolidated balance sheets, cash flows or income statements.

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

(3)
Revenue from Contracts with Customers

Contract assets as of March 31, 2026 and December 31, 2025 were $34 and $45, respectively. Contract assets reflect revenue recognized and performance obligations satisfied or partially satisfied in advance of customer billing. The Company has elected to use the practical expedient and is not disclosing the remaining performance obligations related to deferred revenue and customer advances because these obligations generally have a duration of less than one year. A roll forward of the Company’s deferred revenue and customer advances was as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
Beginning of period(1)	$83	$73
Additions to deferred revenue and customer advances	59	44
Amount of deferred revenue and customer advances recognized in income	(36)	(43)
End of period(2)	$106	$74

(1)
Beginning deferred revenue and customer advances balances as of January 1, 2026 included $79 of current deferred revenue and customer advances and $4 of long-term deferred revenue. Beginning deferred revenue and customer advances balances as of January 1, 2025 included $71 of current deferred revenue and customer advances and $2 of long-term deferred revenue. The majority of the amount of deferred revenue and customer advances recognized in income during each of the three months ended March 31, 2026 and March 31, 2025 was included in the deferred revenue balance at the beginning of each respective period.
(2)
Ending deferred revenue and customer advances balances as of March 31, 2026 included $101 of current deferred revenue and customer advances and $5 of long-term deferred revenue. Ending deferred revenue and customer advances balances as of March 31, 2025 included $70 of current deferred revenue and customer advances and $4 of long-term deferred revenue.

Revenue from certain custom products, including MSD plating equipment, and revenue from certain service contracts are recorded over time. Remaining product and service revenues are recorded at a point in time.

Disaggregation of Revenue

The following table summarizes revenue from contracts with customers in the Company’s three end markets: Semiconductor, Electronics and Packaging, and Specialty Industrial.

	Three Months Ended March 31,
	2026	2025
Semiconductor	$466	$413
Electronics and Packaging	321	253
Specialty Industrial	291	270
Total net revenues	$1,078	$936

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

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Assets and liabilities of the Company are measured at fair value on a recurring basis as of March 31, 2026, and are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents
Money market funds	$96	$96	$—	$—
Time deposits	10	—	10	—
Equity securities	2	2	—	—
Available-for-sale securities:
Group insurance contracts	6	—	6	—
Derivatives
Foreign exchange forward contracts	1	—	1	—
Interest rate swaps - non-current	7	—	7	—
Pension and deferred compensation plan assets	27	—	27	—
Total assets	$149	$98	$51	$—
Liabilities:
Derivatives
Foreign exchange forward contracts - current	$2	$—	$2	$—
Total liabilities	$2	$—	$2	$—
Reported as follows:
Assets:
Cash and cash equivalents(1)	$106	$96	$10	$—
Other current assets	1	—	1	—
Total current assets	$107	$96	$11	$—
Other assets	$42	$2	$40	$—
Liabilities:
Other current liabilities	$2	$—	$2	$—

(1)
The cash and cash equivalents amount presented in the table above does not include cash of $463 as of March 31, 2026.

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Assets and liabilities of the Company are measured at fair value on a recurring basis as of December 31, 2025, and are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents
Money market funds	$246	$246	$—	$—
Time deposits	11	—	11	—
Equity securities	2	2	—	—
Available-for-sale securities:
Group insurance contracts	6	—	6	—
Derivatives
Foreign exchange forward contracts	1	—	1	—
Interest rate swaps - current	1	—	1	—
Interest rate swaps - non-current	5	—	5	—
Pension and deferred compensation plan assets	27	—	27	—
Total assets	$299	$248	$51	$—
Liabilities:
Derivatives
Foreign exchange forward contracts - current	$2	$—	$2	$—
Interest rate swaps - current	5	—	5	—
Total liabilities	$7	$—	$7	$—
Reported as follows:
Assets:
Cash and cash equivalents (1)	$257	$246	$11	$—
Other current assets	2	—	2	—
Total current assets	$259	$246	$13	$—
Other assets	$40	$2	$38	$—
Liabilities:
Other current liabilities	$7	$—	$7	$—

(1)
The cash and cash equivalents amount presented in the table above does not include cash of $418 as of December 31, 2025.

Other Fair Value Disclosures

The estimated carrying value and fair value of the Company’s debt were as follows:

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	$1,588	$1,592	$2,878	$2,900
Convertible Notes	1,400	2,323	1,400	1,792
2034 Notes	1,147	1,098	—	—
Total	$4,135	$5,013	$4,278	$4,692

The estimated fair values of the Company’s Term Loan Facility and 2034 Notes, each as defined and further described in Note 8, were determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, and fall within Level 2 under the fair value hierarchy. The estimated fair value of the Company’s Convertible Notes, as defined and further described in Note 8, was determined based on the last traded price of the Convertible Notes for the period ended March 31, 2026, and falls under Level 2 of the fair value hierarchy.

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
Derivatives and Net Investment Hedges

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

The following table summarizes the net notional values of foreign exchange forward contracts outstanding:

	March 31, 2026	December 31, 2025
Designated as cash flow hedging instruments:
Foreign exchange forward contracts - cash flow hedges	$4	$5
Not designated as cash flow hedging instruments:
Foreign exchange forward contracts - balance sheet hedges	$331	$367

As of March 31, 2026 and December 31, 2025, the Canadian dollar was the only notional contract designated as a cash flow hedging instrument.

As of March 31, 2026 and December 31, 2025, the Euro, Chinese yuan, British pound and New Taiwan dollar were the largest notional contracts for balance sheet hedges not designated as cash flow hedging instruments.

Net Investment Hedges

The Company designates certain Euro-denominated debt as net investment hedges to hedge a portion of its net investments in certain of its entities with functional currencies denominated in the Euro.

On February 4, 2026, the Company designated the 2034 Notes, as defined and discussed further in Note 8, as a net investment hedge. As of March 31, 2026, the total principal outstanding amount under the 2034 Notes was €1,000 and the entire balance was designated as a net investment hedge. In addition, on January 28, 2026, the Company entered into a foreign exchange forward contract with a notional value of €990, to manage its exposure to foreign currency exchange rate

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

fluctuations related to the principal of the 2034 Notes from January 28, 2026 through the settlement date of February 4, 2026. The foreign exchange forward contract was designated as a net investment hedge and the related gain was reflected in the proceeds from borrowing on the condensed consolidated statements of cash flows. As of March 31, 2026 and December 31, 2025, the total principal amount outstanding under the Euro Tranche B, as defined and described further in Note 8, was €587 and the entire balance was designated as a net investment hedge.

For these net investment hedges, the Company records foreign currency remeasurement gains and losses within a component of OCI. Recognition in earnings of amounts previously recorded in accumulated OCI is limited to circumstances such as complete or substantially complete liquidation or sale of the net investment in the hedged foreign operations.

Interest Rate Agreements

The Company has interest rate swap agreements, which are cash-flow hedges, maturing through January 31, 2029, that exchange a one-month forward-looking term rate based on the variable secured overnight financing rate (“Term SOFR”) paid on the outstanding balance of its USD Term Loan Facility, as defined and further described in Note 8, to a fixed rate. The notional value of the agreements was $500 and $1,900 as of March 31, 2026 and December 31, 2025, respectively. The decrease in notional value of the agreements was due to the Company de-designating certain interest rate swap agreements in the first quarter of 2026 in connection with the Company’s voluntary prepayment of the USD Tranche B loan, which resulted in the interest rate swaps no longer being effective hedges. The impact to the condensed consolidated financial statements was immaterial.

The interest rate swaps are recorded at fair value on the balance sheet and changes in the fair value are recognized in OCI. To the extent these arrangements are no longer effective hedges, the hedging relationship will be discontinued and changes in the fair value of the hedging instruments from the date of the last effectiveness assessment through the current period will be recorded immediately in earnings. Amounts previously recorded in OCI will remain in OCI and will be reclassified to earnings when the interest payments impact consolidated earnings. If the Company determines that the interest payments are unlikely to occur, amounts previously recorded in OCI will be reclassified to earnings. The cash flows resulting from interest rate agreements were classified in cash flows from operating activities in the condensed consolidated statements of cash flows.

The following table summarizes the net (losses) gains on derivatives designated as cash flow hedging instruments:

	Three Months Ended March 31,
	2026	2025
Foreign exchange forward contracts-cash flow hedges:
Net (losses) gains recognized in OCI, net of tax	$—	$(1)
Net gains (losses) reclassified from accumulated OCI into cost of revenues	$—	$2
Interest rate hedges:
Net gains (losses) recognized in OCI, net of tax	$4	$(15)
Net (losses) gains reclassified from accumulated OCI into interest expense	$(1)	$8

The Company expects an immaterial amount to be reclassified from accumulated OCI into cost of revenues during the next 12 months related to foreign exchange forward contracts. The Company expects a net gain of approximately $4 to be reclassified from accumulated OCI into interest expense during the next 12 months related to interest rate hedges.

The following table summarizes the net gains (losses) on derivatives not designated as hedging instruments:

	Three Months Ended March 31,
	2026	2025
Net gains (losses) recognized in other (income) expense, net	$4	$1

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

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

(6)
Inventories

Inventories consist of the following:

	March 31, 2026	December 31, 2025
Raw materials	$622	$617
Work-in-process	131	116
Finished goods	196	188
Total	$949	$921

(7)
Goodwill and Intangible Assets

Goodwill

Effective February 1, 2026, the Company reassigned goodwill to certain reporting units within PSD due to a reorganization of PSD. The goodwill was reassigned to the new reporting units using the relative fair value approach. The Company also concluded that the fair value of each reporting unit immediately before and after the reorganization exceeded its respective carrying value.

Goodwill associated with each of the Company’s reportable segments was as follows:

	VSD	PSD	MSD	Total
Reportable segment:
Gross goodwill at December 31, 2025	$358	$1,012	$3,037	$4,407
Foreign currency translation adjustments	—	(2)	(7)	(9)
Gross goodwill at March 31, 2026	358	1,010	3,030	4,398

Accumulated goodwill impairment at December 31, 2025	(141)	(390)	(1,302)	(1,833)
Impairment charge	—	—	—	—
Accumulated goodwill impairment at March 31, 2026	(141)	(390)	(1,302)	(1,833)

Goodwill, net of accumulated impairment and foreign currency translation adjustments at March 31, 2026	$217	$620	$1,728	$2,565

Intangible Assets

The Company’s intangible assets were comprised of the following:

As of March 31, 2026	Gross	Accumulated Impairment Charges	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology	$1,268	$(152)	$(610)	$(5)	$501
Customer relationships	2,072	(1)	(658)	(15)	1,398
Patents, trademarks, trade names and other	381	(63)	(145)	(7)	166
	$3,721	$(216)	$(1,413)	$(27)	$2,065

As of December 31, 2025	Gross	Accumulated Impairment Charges	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology	$1,268	$(152)	$(587)	$(3)	$526
Customer relationships	2,072	(1)	(622)	(5)	1,444
Patents, trademarks, trade names and other	381	(63)	(141)	(7)	170
	$3,721	$(216)	$(1,350)	$(15)	$2,140

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Aggregate amortization expense related to acquired intangible assets for the three months ended March 31, 2026 and 2025 was $63 and $60, respectively.

Aggregate amortization expense related to acquired intangible assets for future years is as follows:

Year	Amount
2026 (remaining)	$184
2027	245
2028	245
2029	243
2030	236
2031	208
Thereafter	648

The Company excluded from the above table intangible assets of $56 of indefinite-lived trademarks and trade names, which were not subject to amortization.

(8)
Debt

The Company’s outstanding debt was as follows:

	March 31, 2026	December 31, 2025
Short-term debt:
Term Loan Facility	$19	$51
Convertible Notes	1,400	—
Debt issuance costs - Convertible Notes	(21)	—
Convertible Notes, net	1,379	—
Total short-term debt, net	$1,398	$51
Long-term debt:
Term Loan Facility	$1,569	$2,827
Debt issuance costs - Term Loan Facility	(48)	(55)
Term Loan Facility, net	1,521	2,772
Convertible Notes	—	1,400
Debt issuance costs - Convertible Notes	—	(22)
Convertible Notes, net	—	1,378
2034 Notes	1,147	—
Debt issuance costs - 2034 Notes	(18)	—
2034 Notes, net	1,129	—
Total long-term debt, net	$2,650	$4,150

Credit Facilities

On August 17, 2022, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, Barclays Bank PLC, and the lenders from time to time party thereto, which the Company has amended several times, including most recently in February 2026 (as amended, the “Credit Agreement”). As of March 31, 2026, after giving effect to all amendments and repayments prior to such date, the Credit Agreement provided for (i) a senior secured term loan facility comprised of two tranches: a $914 loan (as refinanced and otherwise modified from time to time, the “USD Tranche B”) and a €587 loan (as refinanced and otherwise modified from time to time, the “Euro Tranche B” and together with the USD Tranche B, the “Term Loan Facility”) and (ii) a senior secured revolving credit facility with aggregate commitments of $1,000 (as refinanced and otherwise modified from time to time, the “Revolving Facility” and together with the Term Loan Facility, the “Credit Facilities”).

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

As of March 31, 2026, borrowings under the Credit Facilities bore interest at a rate per annum equal to, at the Company’s option, any of the following, plus, in each case, an applicable margin: (a) with respect to the USD Tranche B and the Revolving Facility, (x) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the prime rate quoted in The Wall Street Journal, or (3) a forward-looking term rate based on Term SOFR for an interest period of one month, plus 1.00%; and (y) a Term SOFR rate for the interest period relevant to such borrowing and (b) with respect to the Euro Tranche B, a Euro Interbank Offered Rate (“EURIBOR”) rate determined by reference to the costs of funds for Euro deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case of clauses (a) and (b) above subject to a rate floor of 0.0%. As of March 31, 2026, the applicable margins for borrowings under the Credit Facilities were (i) under the USD Tranche B and the Revolving Facility, 0.75% with respect to base rate borrowings and 1.75% with respect to Term SOFR borrowings, and (ii) under the Euro Tranche B, 2.00%.

In addition to paying interest on outstanding principal under the Credit Facilities, the Company is required to pay a commitment fee in respect of the unutilized commitments under the Revolving Facility. The commitment fee is subject to adjustment based on the Company’s first lien net leverage ratio as of the end of the preceding fiscal quarter. As of March 31, 2026, the commitment fee was 0.25% per annum. The Company must also pay customary letter of credit fees and agency fees.

On February 4, 2026, the Company entered into the Sixth Amendment to Credit Agreement (the “Sixth Amendment”), pursuant to which the Company, among other things, (i) refinanced its then-existing USD Tranche B loan and Euro Tranche B loan with the $914 USD Tranche B loan and the €587 Euro Tranche B loan, (ii) refinanced and increased the commitments under its then-existing Revolving Facility with the $1,000 Revolving Facility, (iii) decreased the applicable margin for the USD Tranche B from 2.00% to 1.75% with respect to Term SOFR borrowings and from 1.00% to 0.75% with respect to base rate borrowings, (iv) decreased the applicable margin for the Euro Tranche B from 2.50% to 2.00%, (v) decreased the applicable margin under the Revolving Facility from 2.50% to 1.75% with respect to SOFR borrowings and from 1.50% to 0.75% with respect to base rate borrowings, (vi) eliminated the credit spread adjustment applicable to SOFR borrowings of the Revolving Facility and (vii) extended the maturities of the Term Loan Facility to February 2033 and the Revolving Facility to February 2031. The refinanced USD Tranche B loan and Euro Tranche B loan were issued without original issue discount. In connection with the execution of the Sixth Amendment, the Company paid customary fees and expenses to JPMorgan Chase Bank, N.A.

On February 4, 2026, concurrently with the effectiveness of the Sixth Amendment, the Company made a voluntary prepayment of $1,274 principal amount to its then-existing USD Tranche B loan using the net proceeds from the 2034 Notes (as defined below), together with cash on hand, reducing the outstanding principal amount of the USD Tranche B loan from $2,188 to $914.

On May 6, 2026, the Company made a voluntary prepayment of $100 principal amount on the USD Tranche B loan.

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

The Company may voluntarily prepay outstanding loans under the Credit Facilities from time to time, subject to certain conditions, without premium or penalty other than customary “breakage” costs with respect to Term SOFR or EURIBOR loans; provided, however, that subject to certain exceptions, if on or prior to August 4, 2026, the Company prepays any loans under the USD Tranche B or the Euro Tranche B in connection with a repricing transaction, the Company must pay a prepayment premium of 1.00% of the aggregate principal amount of the loans so prepaid. Additionally, the Company may voluntarily reduce the unutilized portion of the commitment amount under the Revolving Facility.

As of March 31, 2026, the Company was required to make scheduled quarterly principal payments equal to $2 with respect to the USD Tranche B and €2 with respect to the Euro Tranche B, in each case with the balance due thereunder on the maturity date of the Term Loan Facility. There is no scheduled amortization under the Revolving Facility. Any principal amount outstanding under the Revolving Facility is due and payable in full on the maturity date of the Revolving Facility.

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

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The Credit Agreement contains customary representations and warranties, covenants and provisions relating to events of default. If an event of default occurs, the lenders under the Credit Facilities will be entitled to take various actions, including the acceleration of amounts due under the Credit Facilities and all actions permitted to be taken by a secured creditor. As of March 31, 2026, the Company was in compliance with all covenants under the Credit Agreement. The USD Tranche B and the Euro Tranche B are not subject to financial maintenance covenants.

As of March 31, 2026, the weighted average interest rate of the Term Loan Facility was 4.79%. As of March 31, 2026, there were no borrowings under the Revolving Facility.

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

Convertible Notes Indenture and the Convertible Notes

On May 16, 2024, the Company entered into an indenture (the “Convertible Notes Indenture”) with respect to the Convertible Notes with U.S. Bank Trust Company, National Association, as trustee (the “Convertible Notes Trustee”). Under the Convertible Notes Indenture, the Convertible Notes are senior unsecured obligations of the Company and bear interest at a coupon rate of 1.25% per annum, with interest payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2024. The Convertible Notes will mature on June 1, 2030, unless earlier converted, redeemed or repurchased in accordance with their terms.

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

The conversion rate for the Convertible Notes was initially 6.4799 shares of the Company’s common stock per one thousand dollars principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $154.32 per share. Effective April 1, 2026, the conversion rate for the Convertible Notes was adjusted to 6.4807 shares of the Company’s common stock per one thousand dollars principal amount of the Convertible Notes, which is equivalent to a conversion price of approximately $154.30 per share. The conversion rate is subject to adjustment upon the occurrence of certain events.

Upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. Prior to the close of business on the business day immediately preceding March 1, 2030, noteholders may convert all or any portion of their Convertible Notes under the following circumstances:

•
during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ended September 30, 2024, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the Convertible Notes on each applicable trading day (the “Sale Price Condition”) (approximately $200.59 per share based on the current conversion price of approximately $154.30 per share, which is subject to further adjustment upon the occurrence of certain events);

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
•
if the Company calls any or all of the Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•
upon the occurrence of specified corporate events as specified in the Convertible Notes Indenture.

On or after March 1, 2030, until the close of business on the second scheduled trading day immediately preceding the maturity date, noteholders may convert all or any portion of their Convertible Notes at any time.

If the Company undergoes a fundamental change (as defined in the Convertible Notes Indenture) prior to the maturity date of the Convertible Notes, holders may require the Company to repurchase for cash all or any portion of their Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Convertible Notes Indenture contains customary terms and covenants, including that upon certain events of default that are occurring and continuing, either the Convertible Notes Trustee or the holders of at least 25% in aggregate principal amount of the outstanding Convertible Notes may declare 100% of the principal of, and accrued and unpaid interest, if any, on, all the Convertible Notes to be due and payable.

The Sale Price Condition for the Convertible Notes was met during the calendar quarter ended March 31, 2026, and as a result, the Convertible Notes are convertible, in whole or in part, at the option of the holders thereof at any time during the calendar quarter ending June 30, 2026 and have been classified as short-term debt, net of issuance costs, on the condensed consolidated balance sheet as of March 31, 2026. The Convertible Notes were issued at par and costs associated with the issuance of the Convertible Notes are amortized to interest expense over the contractual term of the Convertible Notes. There were no conversions of the Convertible Notes in the calendar quarter ended March 31, 2026 or the year ended December 31, 2025. As of March 31, 2026, the effective interest rate of the Convertible Notes was 1.56%.

Capped Call Transactions

On May 13, 2024, in connection with the pricing of the Convertible Notes, and on May 14, 2024, in connection with the exercise in full by the initial purchasers of their option to purchase additional Convertible Notes, the Company entered into privately negotiated capped call transactions (“Convertible Debt Capped Calls”) with certain of the initial purchasers of the Convertible Notes or their respective affiliates and other financial institutions. The Convertible Debt Capped Calls are expected generally to reduce the potential dilution to the Company’s common stock upon conversion of any Convertible Notes and/or offset any cash payments that the Company is required to make in excess of the principal amount of any converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap initially equal to $237.42 per share, which represents a premium of 100% over the last reported sale price of $118.71 per share of the Company’s common stock on The Nasdaq Global Select Market on May 13, 2024, and is subject to customary adjustments under the terms of the Convertible Debt Capped Calls.

The Company evaluated the Convertible Debt Capped Calls and determined that they should be accounted for separately from the Convertible Notes. The cost of $167 to purchase the Convertible Debt Capped Calls was recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheet as the Convertible Debt Capped Calls are indexed to the Company’s own stock and met the criteria to be classified in stockholders' equity.

2034 Notes

On February 4, 2026, the Company completed a private offering (the “2034 Notes Offering”) of €1,000 aggregate principal amount of senior notes due 2034 (the “2034 Notes”). The 2034 Notes were sold in a private placement to persons reasonably believed to be qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act. The Company used the net proceeds from the 2034 Notes Offering, together with cash on hand, to prepay approximately $1,274 of the USD Tranche B.

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

2034 Notes Indenture and the 2034 Notes

On February 4, 2026, the Company and the Guarantors (as defined below) entered into an indenture (the “2034 Notes Indenture”) with respect to the 2034 Notes with U.S. Bank Trust Company, National Association, as trustee (the “2034 Notes Trustee”).

Under the 2034 Notes Indenture, the 2034 Notes bear interest at a rate of 4.250% per annum, with interest payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2026. The 2034 Notes will mature on February 15, 2034, unless earlier redeemed or repurchased in accordance with their terms.

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

The 2034 Notes and the guarantees are general senior unsecured obligations of the Company and the Guarantors. The 2034 Notes and guarantees will be:

•
pari passu in right of payment with any of the Company’s and the Guarantors’ existing and future unsubordinated indebtedness (including the Credit Agreement);
•
effectively subordinated to the Company’s and the Guarantors’ existing and future secured indebtedness (including the Credit Agreement) to the extent of the value of the assets securing such indebtedness;
•
senior in right of payment to any of the Company’s and the Guarantors’ future subordinated indebtedness;
•
structurally senior to any existing and future indebtedness of the Company that is not guaranteed by the Guarantors (including the Convertible Notes); and
•
structurally subordinated to any existing and future indebtedness and other liabilities of the Company’s and the Guarantors’ subsidiaries that are not and do not become Guarantors.

At any time prior to February 15, 2029, the Company may redeem the 2034 Notes in whole or in part at a redemption price equal to 100% of their principal amount, plus a make-whole premium, plus accrued and unpaid interest, if any, and additional amounts, if any, to, but excluding, the redemption date.

At any time and from time to time on or after February 15, 2029, the Company may redeem for cash all or any portion of the 2034 Notes at a redemption price equal to the percentage of principal amount set forth below, plus accrued and unpaid interest, if any, and additional amounts, if any, to, but excluding, the applicable redemption date, if redeemed during the twelve-month period beginning on February 15 of the year indicated below:

Year	Percentage
2029	102.125%
2030	101.0625%
2031 and thereafter	100.000%

At any time and from time to time prior to February 15, 2029, the Company may redeem up to 40% of the original aggregate principal amount of the 2034 Notes using the net cash proceeds of certain equity offerings at a redemption price equal to 104.250%.

In the event of certain developments affecting taxation, the Company may elect to redeem all, but not less than all, of the 2034 Notes at 100% of their principal amount, plus accrued and unpaid interest, if any, and additional amounts, if any, to, but excluding, the date fixed for redemption.

Upon the occurrence of a change of control triggering event (as defined in the 2034 Notes Indenture), each holder of the 2034 Notes may require the Company to repurchase all or a portion of their 2034 Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest, if any, and additional amounts, if any, to, but excluding, the repurchase date.

The 2034 Notes Indenture contains customary terms and covenants that limit the ability of the Company and its Restricted Subsidiaries (as defined in the 2034 Notes Indenture) to, among other things, (i) incur liens, (ii) provide guarantees and (iii) consolidate, merge or sell or otherwise dispose of substantially all their assets.

The 2034 Notes Indenture also provides for customary events of default. Upon certain events of default that are occurring and continuing, either the 2034 Notes Trustee or the holders of at least 30% in aggregate principal amount of the outstanding 2034 Notes may declare the principal of, and accrued and unpaid interest, if any, and additional amounts, if any, on, all the

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

2034 Notes to be due and payable. In the event of certain insolvency and bankruptcy related events of default specified in the 2034 Notes Indenture, the principal of, and accrued and unpaid interest, if any, and additional amounts, if any, on, all the 2034 Notes shall automatically become due and payable.

As of March 31, 2026, the effective interest rate of the 2034 Notes was 4.48%.

The Company’s interest expense was as follows:

	Three Months Ended March 31,
	2026	2025
Term Loan Facility:
Contractual interest expense	$27	$49
Amortization of debt issuance costs as interest expense	3	5
Total interest expense on Term Loan Facility	$30	$54
Convertible Notes:
Contractual interest expense	$4	$4
Amortization of debt issuance costs as interest expense	1	1
Total interest expense on Convertible Notes	$5	$5
2034 Notes:
Contractual interest expense	$8	$—
Amortization of debt issuance costs as interest expense	—	—
Total interest expense on 2034 Notes	$8	$—
Other interest expense (income), net (1)	$2	$(6)
Total interest expense	$45	$53

(1)
Other interest expense (income), net primarily consists of interest expense (income) related to the Company’s interest rate swap agreements.

Lines of Credit and Borrowing Arrangements

Certain of the Company’s Japanese subsidiaries have lines of credit and a financing facility with various financial institutions, many of which generally expire and are renewed at three-month intervals with the remaining having no expiration date. The lines of credit and financing facility provided for aggregate borrowings of up to an equivalent of $13 as of both March 31, 2026 and December 31, 2025. There were no borrowings outstanding under these arrangements at March 31, 2026 and December 31, 2025.

Contractual maturities of the Company’s debt obligations as of March 31, 2026 are as follows:

Year	Amount
2026 (remaining)	$14
2027	19
2028	19
2029	19
2030	1,419
Thereafter	2,645

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

Product warranty activities were as follows:

	Three Months Ended March 31,
	2026	2025
Beginning of period	$25	$22
Provision for product warranties	7	6
Charges to warranty liability	(7)	(5)
End of period	$25	$23

Short-term product warranties of $20 and long-term product warranties of $5, each as of March 31, 2026, are included within other current liabilities and other non-current liabilities, respectively, within the accompanying condensed consolidated balance sheet. Short-term product warranties of $15 and long-term product warranties of $8, each as of March 31, 2025, are included within other current liabilities and other non-current liabilities, respectively, within the respective condensed consolidated balance sheet.

(10)
Other Current Liabilities

Other current liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Accrued compensation and other employee-related obligations	$143	$199
Deferred revenue and customer advances	101	79
Accrued expenses	83	78
Income taxes payable	52	48
Other	66	65
Total other current liabilities	$445	$469

(11)
Income Taxes

The Company’s provision for income taxes for the three months ended March 31, 2026 and March 31, 2025 were $18 and $7, respectively. The Company’s effective tax rates for the three months ended March 31, 2026 and March 31, 2025 were 17.7% and 12.3%, respectively. The Company’s effective tax rates for the three months ended March 31, 2026 and March 31, 2025 were lower than the U.S. statutory tax rate primarily due to the U.S. deduction for Foreign-Derived Deduction Eligible Income and research and development tax credits, partially offset by foreign withholding taxes and a waiver of deductions related to U.S. base erosion payments.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law. The OBBBA includes changes to the U.S. tax code, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. These changes to the U.S. tax code have not had a material impact on the Company’s results since the enactment of OBBBA and the Company does not anticipate these changes to the U.S. tax code will have a material impact on its results in future periods.

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

(12)
Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$84	$52
Denominator:
Shares used in net income per share - basic	67.4	67.4
Dilutive effect of potential shares
Equity awards	0.8	0.3
Convertible Notes	2.9	—
Shares used in net income per share - diluted	71.1	67.7
Net income per share:
Basic	$1.24	$0.77
Diluted	$1.18	$0.77

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period.

Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period.

The dilutive effect of equity awards is calculated based on the average stock price for the relevant period, using the treasury stock method. In periods in which a net loss is recognized, the impact of equity awards is not included as they would be antidilutive. For the three months ended March 31, 2026 and March 31, 2025, the Company had an immaterial quantity of equity awards that were antidilutive and excluded from the computation of diluted weighted-average number of shares.

The dilutive effect of the Convertible Notes is calculated under the if-converted method. Interest expense, net of tax, is not added back to net income to calculate diluted net income per share as the principal amount of the Convertible Notes is required to be paid in cash. For the three months ended March 31, 2026, shares of the Company’s common stock that would be issued upon conversion of the Convertible Notes are included in the weighted-average number of shares of common stock used to calculate diluted net income per share. For the three months ended March 31, 2025, shares of common stock that would have been issued if the Convertible Notes had been converted are not included in the calculation of diluted net income per share as the Company’s average share price during these periods was below the initial conversion price and inclusion would be antidilutive.

The Convertible Debt Capped Calls, as described in Note 8, are excluded from the calculation of diluted net income per share as they would be antidilutive. However, upon conversion of the Convertible Notes, the Convertible Debt Capped Calls would generally offset any dilution from the Convertible Notes from the conversion price up to a cap equal to $237.40 per share as of March 31, 2026. See Note 8 for further information regarding the Convertible Notes and Convertible Debt Capped Calls.

(13)
Stock-Based Compensation

Equity Incentive Plans

Stock-based awards include (i) time-based restricted stock units (“RSUs”), (ii) performance-based RSUs based on the achievement of adjusted EBITDA targets over a one-year performance period, (iii) performance-based RSUs based on the Company’s total stockholder return relative to a group of peers over a three-year performance period and (iv) employee stock

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

purchase plan rights. The Company grants RSUs to employees and directors under the 2022 Stock Incentive Plan and issues shares of common stock under the 2014 Employee Stock Purchase Plan pursuant to its employee stock purchase program.

The following tables present the activity for the RSUs:

	Three Months Ended March 31, 2026
	Quantity	Weighted Average Grant Date Fair Value Per Share
Beginning of period	1.1	$88.87
Granted	0.1	$247.56
Vested or forfeited	(0.1)	$100.58
End of period	1.1	$106.03

	Three Months Ended March 31, 2025
	Quantity	Weighted Average Grant Date Fair Value Per Share
Beginning of period	0.9	$104.83
Granted	0.2	$106.64
Vested or forfeited	(0.1)	$107.72
End of period	1.0	$104.73

Stock-Based Compensation Expense

The pre-tax effect of stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2026	2025
Cost of revenues	$1	$1
Research and development expense	2	2
Selling, general and administrative expense	16	19
Total pre-tax stock-based compensation expense	$19	$22

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

During the three months ended March 31, 2026, there were no repurchases of common stock. During the three months ended March 31, 2025, the Company repurchased approximately 0.5 shares of its common stock for total consideration of $45. The Company has repurchased approximately 3.1 shares of common stock for approximately $172 pursuant to the program since its adoption.

Cash Dividends

Holders of the Company’s common stock are entitled to receive dividends when and if they are declared by the Company’s Board of Directors. During the first quarter of 2026, the Company’s Board of Directors declared a cash dividend of $0.25 per

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

share which totaled $17. During the first quarter of 2025, the Company’s Board of Directors declared a cash dividend of $0.22 per share which totaled $15.

Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of the Company’s Board of Directors.

Accumulated Other Comprehensive (Loss) Income

The changes in accumulated other comprehensive (loss) income (“AOCI”) by component as of March 31, 2026 and March 31, 2025, net of aggregate tax of $(2) and $2 for each period, respectively, were as follows:

	Changes in value of financial instruments designated as cash flow hedges	Foreign currency translation adjustments	Change in net investment hedge	Unrecognized pension gain (loss)	Total
Balance at December 31, 2025	$1	$(55)	$(52)	$13	$(93)
Other comprehensive income (loss) before reclassifications	5	(34)	49	3	23
Amounts reclassified out of AOCI	(1)	—	—	—	(1)
Net other comprehensive income (loss)	4	(34)	49	3	22
Balance at March 31, 2026	$5	$(89)	$(3)	$16	$(71)

	Changes in value of financial instruments designated as cash flow hedges	Foreign currency translation adjustments	Change in net investment hedge	Unrecognized pension gain (loss)	Total
Balance at December 31, 2024	$30	$(292)	$11	$3	$(248)
Other comprehensive income (loss) before reclassifications	(26)	54	(19)	4	13
Amounts reclassified out of AOCI	10	—	—	—	10
Net other comprehensive income (loss)	(16)	54	(19)	4	23
Balance at March 31, 2025	$14	$(238)	$(8)	$7	$(225)

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

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

PSD provides a broad range of instruments, components and subsystems to leading edge semiconductor manufacturing, electronics and packaging and specialty industrial applications. PSD products are derived from the Company’s core competencies in lasers, photonics, optics, precision motion control and vibration control.

MSD develops leading process and manufacturing technologies for advanced surface modification, electroless and electrolytic plating, and surface finishing. Applying a comprehensive systems-and-solutions approach, MSD’s portfolio includes chemistry, equipment and services for innovative and high-technology applications in the electronics and packaging and specialty industrial markets.

The Company derives its segment results directly from the manner in which results are reported in its management reporting system. The Company groups its product offerings by its reportable segments, VSD, PSD, and MSD. For each reportable segment, the Company also provides services relating to the maintenance and repair of its products, sales of spare parts, installation and training. Unallocated corporate expenses represent those costs not specifically related to the operations of each segment and are managed separately at the corporate level and primarily relate to labor costs of global functions such as supply chain, quality control and operations.

The following tables set forth the details of gross profit by reportable segment and the reconciliation to income before income taxes:

	Three Months Ended March 31, 2026
	VSD	PSD	MSD	Total
Product	$352	$263	$339	$954
Services	73	40	11	124
Revenues by segment	425	303	350	1,078
Total cost of revenues (exclusive of amortization shown separately below)(1)	243	160	167	570
Segment gross profit	182	143	183	508
Segment gross profit percentage	42.9%	47.2%	52.2%	47.1%
Reconciliation to income before income taxes
Operating expenses:
Research and development				81
Selling, general and administrative				190
Restructuring and other				3
Legal settlement				3
Fees and expenses related to debt activities				18
Amortization of intangible assets				63
Unallocated corporate expenses				1
Income from operations				149
Interest income				(2)
Interest expense				45
Loss on extinguishment of debt				5
Other (income) expense, net				(1)
Income before income taxes				$102

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

	Three Months Ended March 31, 2025
	VSD	PSD	MSD	Total
Product	$317	$226	$276	$819
Services	69	37	11	117
Revenues by segment	386	263	287	936
Total cost of revenues (exclusive of amortization shown separately below)(1)	211	147	131	489
Segment gross profit	175	116	156	447
Segment gross profit percentage	45.3%	44.0%	54.5%	47.8%
Reconciliation to income before income taxes
Operating expenses:
Research and development				70
Selling, general and administrative				185
Restructuring and other				16
Fees and expenses related to debt activities				2
Amortization of intangible assets				60
Unallocated corporate expenses				3
Income from operations				111
Interest income				(3)
Interest expense				53
Loss on extinguishment of debt				3
Other (income) expense, net				(1)
Income before income taxes				$59

(1)
The significant expense category and amount align with the segment-level information that is regularly provided to the CODM.

The following table sets forth capital expenditures by reportable segment:

	Three Months Ended March 31,
	2026	2025
VSD	$12	$8
PSD	4	2
MSD	6	8
Total capital expenditures	$22	$18

The following table sets forth depreciation and amortization by reportable segment:

	Three Months Ended March 31,
	2026	2025
VSD	$8	$11
PSD	12	12
MSD	65	62
Total depreciation and amortization	$85	$85

The following tables set forth segment assets by reportable segment:

March 31, 2026	Accounts receivable, net	Inventories	Total
VSD	$243	$476	$719
PSD	222	278	500
MSD	310	195	505
Total segment assets	$775	$949	$1,724

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

December 31, 2025	Accounts receivable, net	Inventories	Total
VSD	$190	$475	$665
PSD	163	270	433
MSD	298	176	474
Total segment assets	$651	$921	$1,572

The following table reconciles total segment assets to total assets:

	March 31, 2026	December 31, 2025
Total segment assets	$1,724	$1,572
Cash and cash equivalents	569	675
Other current assets	252	263
Property, plant and equipment, net	795	810
Right-of-use assets	267	270
Goodwill and intangible assets, net	4,630	4,714
Other assets	491	492
Total assets	$8,728	$8,796

Geographic Area

Information about the Company’s operations by geographic area is presented in the table below. Net revenues from unaffiliated customers are based on the shipped-to location of the end customer. Intercompany sales between geographic areas are recorded at tax transfer prices and have been eliminated from consolidated revenues.

	Three Months Ended March 31,
Net revenues:	2026	2025
United States	$195	$177
China	252	219
South Korea	129	103
Singapore	73	63
Malaysia	70	51
Japan	67	68
Taiwan	62	60
Other	230	195
	$1,078	$936

(16)
Restructuring

The Company recorded $3 of restructuring charges in restructuring and other during the three months ended March 31, 2026 primarily related to severance costs incurred as a result of a reorganization of certain business units within PSD implemented during the first quarter of 2026. The Company recorded $16 of restructuring charges in restructuring and other during the three months ended March 31, 2025 related to severance costs incurred as a result of a cost saving initiative implemented during the first quarter of 2025, primarily in the general metal finishing business within MSD.

The activity related to the Company’s restructuring accrual is shown below:

	Three Months Ended March 31,
	2026	2025
Beginning of period	$6	$3
Charged to expense	3	16
Payments and adjustments	(5)	(3)
End of period	$4	$16

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

Among the important factors that could cause actual events to differ materially from those in the forward-looking statements that we make are the level and terms of our substantial indebtedness and our ability to service such debt; risks related to pursuing, completing, and/or failing to realize the benefits of acquisitions and other strategic transactions critical to our growth strategy; risks related to cybersecurity, data privacy and intellectual property; manufacturing and sourcing risks, including supply chain disruptions, component shortages and price increases, the use of limited, sole source and international suppliers, the relocation of manufacturing operations, and product defects; risks associated with doing business internationally, including geopolitical conflicts, trade compliance, trade protection measures, such as import tariffs by the United States and/or retaliatory actions taken by other countries, regulatory restrictions on our products, components or markets, particularly the semiconductor market, and unfavorable currency exchange and tax rate fluctuations; conditions affecting the markets in which we operate, including intense competition, rapid technological and market changes, dependence on new product development, the ability to anticipate and meet customer demand, fluctuations in capital spending in the semiconductor, electronics manufacturing and automotive industries, and fluctuations in sales to our major customers; disruptions or delays from third-party service providers upon which our operations may rely; risks associated with the attraction and retention of key personnel; potential fluctuations in quarterly results; volatility of stock price; risks associated with chemical manufacturing and environmental regulation compliance; risks associated with artificial intelligence (“AI”); financial and legal risk management; and the other important factors described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission on February 24, 2026 (“Annual Report”) and any subsequent Quarterly Reports on Form 10-Q. We are under no obligation to, and expressly disclaim any obligation to, update or alter these forward-looking statements, whether as a result of new information, future events or otherwise, even if subsequent events cause our views to change.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations describes principal factors affecting the results of operations, financial condition, cash flows and liquidity, as well as our critical accounting policies and estimates that require significant judgment and thus have the most significant potential impact on our condensed consolidated financial statements, and is intended to better allow investors to view the Company from management’s perspective. This section focuses on material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of our future operating results or of our future financial condition. This section provides an analysis of our financial results for the three months ended March 31, 2026 compared to the three months ended December 31, 2025 and the three months ended March 31, 2025. As a result of rounding, there may be immaterial differences in amounts presented and certain calculations may not sum to the total number expressed in each category or tie to a corresponding schedule.

Overview

MKS was founded in 1961 as a Massachusetts corporation. We enable technologies that transform our world. We deliver foundational technology solutions to leading edge semiconductor manufacturing, electronics and packaging, and specialty industrial applications. We apply our broad science and engineering capabilities to create instruments, subsystems, systems, process control solutions and specialty chemicals technology that improve process performance, optimize productivity and enable unique innovations for many of the world’s leading technology and industrial companies. Our solutions are critical to addressing the challenges of miniaturization and complexity in advanced device manufacturing by enabling increased power, speed, feature enhancement and optimized connectivity. Our solutions are also critical to addressing ever-increasing performance requirements across a wide array of specialty industrial applications.

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

Markets

Net Revenues by End Market

	Three Months Ended
(Dollars in millions)	March 31, 2026	% Total	December 31, 2025	% Total	March 31, 2025	% Total
Semiconductor	$466	43%	$435	42%	$413	44%
Electronics and Packaging	321	30%	303	29%	253	27%
Specialty Industrial	291	27%	295	29%	270	29%
Total net revenues	$1,078	100%	$1,033	100%	$936	100%

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

The semiconductor market is subject to rapid demand shifts, which are difficult to predict, and we cannot be certain as to the timing or extent of future demand or any future softening in the semiconductor capital equipment industry. We are currently in a semiconductor ramp as demand for semiconductor chips is growing in the near term as a result of increased investments in AI transformation-related applications. In addition to these rapid demand shifts, the semiconductor capital equipment industry is currently subject to significant trade restrictions, especially in key markets, including China.

For the three months ended March 31, 2026, net revenues in our semiconductor market increased by $31 million, or 7%, compared to the prior quarter due to higher sales of our semiconductor capital equipment at VSD serving deposition and etch applications as well as NAND memory production upgrades.

For the three months ended March 31, 2026, net revenues in our semiconductor market increased by $53 million, or 13%, compared to the same period in the prior year. This increase was mainly due to higher sales of our semiconductor capital equipment serving deposition and etch applications and service revenues at VSD, as well as higher sales in our lithography, metrology and inspection products at PSD.

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

For the three months ended March 31, 2026, net revenues in our electronics and packaging market increased by $18 million, or 6%, compared to the prior quarter primarily due to higher sales of flexible PCB via drilling systems at PSD and chemistry at MSD, partially offset by lower sales of chemistry equipment at MSD.

For the three months ended March 31, 2026, net revenues in our electronics and packaging market increased by $68 million, or 27%, compared to the same period in the prior year. This increase was primarily due to higher chemistry sales at MSD as well as higher sales of flexible PCB via drilling systems at PSD.

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

For the three months ended March 31, 2026, net revenues in our specialty industrial market decreased by $4 million, or 2%, compared to the prior quarter, mainly due to lower life and health sciences as well as research and defense sales.

For the three months ended March 31, 2026, net revenues in our specialty industrial market increased by $21 million, or 8%, compared to the same period in the prior year. This increase was primarily due to higher sales in datacom applications, as well as higher research and defense sales.

International Markets

A significant portion of our net revenues is from sales to customers in international markets. For the three months ended March 31, 2026 and 2025, international net revenues accounted for approximately 82% and 81% respectively, of our total net revenues. We report geographical net revenues based on the shipped-to location of the end customer. A significant portion of our international net revenues was from customers in China, South Korea, Singapore, Malaysia, Japan and Taiwan. We expect international net revenues will continue to account for a significant percentage of total net revenues for the foreseeable future.

Long-lived assets located outside of the United States accounted for approximately 70% of our total long-lived assets as of both March 31, 2026 and December 31, 2025. Long-lived assets include property, plant and equipment, net, right-of-use assets and certain other assets.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. There have been no material changes in our critical accounting policies since December 31, 2025.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total net revenues of certain line items included in our condensed consolidated statements of operations and comprehensive income (loss) data:

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
Net revenues:
Product	88.5%	87.8%	87.5%
Service	11.5	12.2	12.5
Total net revenues	100.0	100.0	100.0
Cost of revenues:
Cost of product revenues	47.7	47.5	46.7
Cost of service revenues	5.3	6.0	5.9
Total cost of revenues (exclusive of amortization shown separately below)	53.0	53.5	52.6
Gross profit	47.0	46.5	47.4
Research and development	7.5	7.6	7.5
Selling, general and administrative	17.6	17.9	19.8
Restructuring and other	0.3	1.1	1.7
Legal settlement	0.3	—	—
Fees and expenses related to debt activities	1.7	—	0.2
Amortization of intangible assets	5.8	6.0	6.4
Income from operations	13.8	13.9	11.8
Interest income	(0.2)	(0.3)	(0.3)
Interest expense	4.2	4.8	5.7
Loss on extinguishment of debt	0.5	0.2	0.3
Other (income) expense, net	(0.1)	0.6	(0.1)
Income before income taxes	9.5	8.6	6.3
Provision for income taxes	1.7	(1.8)	0.7
Net income	7.8%	10.5%	5.6%

The following table sets forth our net revenues for product and service:

Net Revenues

	Three Months Ended
(Dollars in millions)	March 31, 2026	December 31, 2025	March 31, 2025
Product	$954	$907	$819
Service	124	126	117
Total net revenues	$1,078	$1,033	$936

For the three months ended March 31, 2026, net product revenues increased $47 million compared to the prior quarter primarily due to higher sales of our semiconductor capital equipment at VSD serving deposition and etch applications and higher NAND memory production upgrades, and higher sales of flexible PCB via drilling systems at PSD.

For the three months ended March 31, 2026, net product revenues increased $135 million compared to the same period in the prior year, primarily as a result of higher sales related to chemistry at MSD, semiconductor capital equipment serving deposition and etch applications at VSD, and datacom applications at PSD.

Net service revenues consisted mainly of fees for services related to the maintenance and repair of our products, sales of spare parts, and installation and training. For the three months ended March 31, 2026, net service revenues decreased $2 million compared to the prior quarter mainly as a result of lower repair demand in our semiconductor and specialty industrial markets at VSD.

For the three months ended March 31, 2026, net service revenues increased $7 million compared to the same period in the prior year, primarily due to higher repair demand in our semiconductor market at VSD.

The following table sets forth our net revenues by reportable segment:

	Three Months Ended
(Dollars in millions)	March 31, 2026	December 31, 2025	March 31, 2025
Vacuum Solutions Division	$425	$400	$386
Photonics Solutions Division	303	274	263
Materials Solutions Division	350	359	287
Total net revenues	$1,078	$1,033	$936

For the three months ended March 31, 2026, net revenues from VSD increased $25 million compared to the prior quarter mainly due to increased sales in semiconductor capital equipment serving deposition and etch applications as well as NAND memory production upgrades. For the three months ended March 31, 2026, net revenues from VSD increased $39 million compared to the same period in the prior year, mainly due to higher sales of our semiconductor capital equipment serving deposition and etch applications and higher service revenues.

For the three months ended March 31, 2026, net revenues from PSD increased $29 million compared to the prior quarter mainly due to higher sales of flexible PCB via drilling systems in our electronics and packaging market and higher sales in datacom applications within our specialty industrial market. For the three months ended March 31, 2026, net revenues from PSD increased $40 million compared to the same period in the prior year, mainly due to higher sales in datacom applications in our specialty industrial market, higher sales of flexible PCB via drilling systems in our electronics and packaging market as well as higher sales of our lithography, metrology and inspection products in our semiconductor market.

For the three months ended March 31, 2026, net revenues from MSD decreased $9 million compared to the prior quarter mainly due to a decrease in electronic equipment sales and lower sales for industrial applications, partially offset by increased chemistry sales in our electronics and packaging market. For the three months ended March 31, 2026, revenues from MSD increased $63 million compared to the same period in the prior year, mainly due to higher electronic chemistry sales in our electronics and packaging market as well as higher sales for industrial applications.

The following table sets forth gross profit as a percentage of net revenues by product and service:

Gross Profit Excluding Amortization

	Three Months Ended
	March 31, 2026	December 31, 2025	% Points Change	March 31, 2025	% Points Change
(As a percentage of net revenues)
Product	46.1%	45.9%	0.2%	46.6%	(0.5)%
Service	54.3%	50.6%	3.7%	52.9%	1.4%
Total gross profit percentage	47.0%	46.4%	0.6%	47.4%	(0.4)%

Gross profit as a percentage of net product revenues increased by 0.2 percentage points for the three months ended March 31, 2026 compared to the prior quarter, primarily due to higher revenue volumes and lower material costs offset by unfavorable product mix.

Gross profit as a percentage of net product revenues decreased by 0.5 percentage points for the three months ended March 31, 2026 compared to the same period in the prior year, primarily due to unfavorable product mix and higher duty and tariff costs, partially offset by higher revenue volumes and lower excess and obsolete inventory charges.

Gross profit as a percentage of net services revenues increased by 3.7 percentage points for the three months ended March 31, 2026 compared to the prior quarter, primarily due to favorable labor and overhead absorption and lower excess and obsolete inventory charges, partially offset by unfavorable product mix.

Gross profit as a percentage of net services revenues increased by 1.4 percentage points for the three months ended March 31, 2026 compared to the same period in the prior year, primarily due to favorable labor and overhead absorption and lower excess and obsolete inventory charges offset by unfavorable product mix.

The following table sets forth gross profit as a percentage of net revenues by reportable segment:

	Three Months Ended
	March 31, 2026	December 31, 2025	% Points Change	March 31, 2025	% Points Change
(As a percentage of net revenues)
Vacuum Solutions Division	42.9%	42.2%	0.7%	45.3%	(2.4)%
Photonics Solutions Division	47.2%	44.0%	3.2%	44.0%	3.2%
Materials Solutions Division	52.2%	53.6%	(1.4)%	54.5%	(2.3)%
Total gross profit percentage	47.0%	46.4%	0.6%	47.4%	(0.4)%

Gross profit as a percentage of net revenues for VSD increased for the three months ended March 31, 2026 compared to the prior quarter, primarily due to higher revenue volumes and favorable factory utilization, partially offset by unfavorable product mix and higher excess and obsolete inventory charges. Gross profit as a percentage of net revenues for VSD decreased for the three months ended March 31, 2026 compared to the same period in the prior year, primarily due to unfavorable product mix and higher duty and tariff costs, partially offset by higher revenue volumes and favorable factory utilization as well as lower excess and obsolete inventory charges.

Gross profit as a percentage of net revenues for PSD increased for the three months ended March 31, 2026 compared to the prior quarter, primarily due to higher revenue volumes and favorable factory utilization. Gross profit as a percentage of net revenues for PSD increased for the three months ended March 31, 2026 compared to the same period in the prior year, primarily due to higher revenue volumes, favorable factory utilization and lower excess and obsolete inventory charges, partially offset by higher duty and tariff costs.

Gross profit as a percentage of net revenues for MSD decreased for the three months ended March 31, 2026 compared to the prior quarter, primarily due to higher palladium prices, partially offset by higher revenue volumes. Gross profit as a percentage of net revenues for MSD decreased for the three months ended March 31, 2026 compared to the same period in the prior year, primarily due to higher palladium prices, partially offset by higher revenue volumes.

The above gross profit percentages by division exclude an immaterial amount of unallocated corporate expense included in the total gross profit percentage.

Research and Development

	Three Months Ended
(Dollars in millions)	March 31, 2026	December 31, 2025	March 31, 2025
Research and development	$81	$78	$70

Research and development expenses for the three months ended March 31, 2026 increased $3 million compared to the prior quarter primarily due to $2 million in compensation-related costs. Research and development expenses increased $11 million for the three months ended March 31, 2026 compared to the same period in the prior year primarily due to $4 million in compensation-related costs, $3 million in project material costs and $2 million in software maintenance costs.

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

Selling, General and Administrative

	Three Months Ended
(Dollars in millions)	March 31, 2026	December 31, 2025	March 31, 2025
Selling, general and administrative	$190	$185	$185

Selling, general and administrative expenses increased $5 million for the three months ended March 31, 2026 compared to the prior quarter, primarily due to an increase of $11 million, mainly related to stock compensation, partially offset by decreases of $3 million in consulting fees and $2 million in legal costs.

Selling, general and administrative expenses increased $5 million for the three months ended March 31, 2026 compared to the same period in the prior year, primarily due to an increase of $5 million in variable incentive compensation, partially offset by lower headcount costs resulting from the global cost saving initiative implemented during the first quarter of 2025.

Restructuring and Other

	Three Months Ended
(Dollars in millions)	March 31, 2026	December 31, 2025	March 31, 2025
Restructuring and other	$3	$11	$16

Restructuring and other charges during the three months ended March 31, 2026 related primarily to severance costs incurred as a result of a reorganization of certain business units within PSD implemented during the first quarter of 2026. Restructuring and other charges during the three months ended December 31, 2025 related primarily to third party costs supporting certain strategic initiatives. Restructuring and other charges during the three months ended March 31, 2025 related to severance costs incurred as a result of a cost saving initiative implemented in the first quarter of 2025, primarily in the general metal finishing business within MSD.

Legal Settlement

	Three Months Ended
(Dollars in millions)	March 31, 2026	December 31, 2025	March 31, 2025
Legal settlement	$3	$—	$—

During the three months ended March 31, 2026, we recorded a charge related to the resolution of a legal matter.

Fees and Expenses Related to Debt Activities

	Three Months Ended
(Dollars in millions)	March 31, 2026	December 31, 2025	March 31, 2025
Fees and expenses related to debt activities	$18	$—	$2

During the three months ended March 31, 2026, we recorded fees and expenses related to the Sixth Amendment to Credit Agreement, dated as of February 4, 2026, by and among us as parent borrower, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and each lender party thereto (the “Sixth Amendment”) as well as a fee from a foreign exchange option contract related to the 2034 Notes (as defined below). During the three months ended March 31, 2025, we recorded fees and expenses related to the Fifth Amendment to Credit Agreement, dated as of January 24, 2025, by and among us as parent borrower, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and each lender party thereto (the “Fifth Amendment”).

Amortization of Intangible Assets

	Three Months Ended
(Dollars in millions)	March 31, 2026	December 31, 2025	March 31, 2025
Amortization of intangible assets	$63	$62	$60

Amortization of intangible assets for the three months ended March 31, 2026 increased $1 million compared to the prior quarter and $3 million compared to the same period in the prior year primarily due to the impact of foreign exchange rates on intangible assets at foreign locations.

Interest Expense, Net

	Three Months Ended
(Dollars in millions)	March 31, 2026	December 31, 2025	March 31, 2025
Interest expense, net	$43	$47	$50

Interest expense, net decreased by $4 million for the three months ended March 31, 2026 compared to the prior quarter, primarily due to the Sixth Amendment, which resulted in a reduction in interest rates under our Term Loan Facility and the 2034 Notes Offering (each as defined below), the proceeds of which we used, together with cash on hand, to prepay approximately $1.3 billion of our USD Tranche B (as defined below). We also made a voluntary prepayment of $100 million on our USD Tranche B during the three months ended December 31, 2025.

Interest expense, net decreased by $7 million for the three months ended March 31, 2026 compared to the same period in the prior year primarily as a result of the Sixth Amendment and the 2034 Notes Offering as described above, as well as voluntary prepayments on the USD Tranche B in the amount of $400 million throughout 2025.

Loss on Extinguishment of Debt

	Three Months Ended
(Dollars in millions)	March 31, 2026	December 31, 2025	March 31, 2025
Loss on extinguishment of debt	$5	$2	$3

For the three months ended March 31, 2026, in connection with the Sixth Amendment and voluntary prepayment on our USD Tranche B loan in February 2026, we recorded a loss on extinguishment of debt as a result of the acceleration of deferred financing and original issue discounts associated with our loans under the Term Loan Facility.

For the three months ended December 31, 2025, we recorded a loss on extinguishment of debt as a result of acceleration of deferred financing and original issue discount costs in connection with a voluntary prepayment on our USD Tranche B loan in October 2025.

For the three months ended March 31, 2025, in connection with the Fifth Amendment and a voluntary prepayment on our USD Tranche B loan in January 2025, we recorded a loss on extinguishment of debt as a result of the acceleration of deferred financing and original issue discounts associated with our loans under the Term Loan Facility.

Other (Income) Expense, Net

	Three Months Ended
(Dollars in millions)	March 31, 2026	December 31, 2025	March 31, 2025
Other (income) expense, net	$(1)	$6	$(1)

Other (income) expense, net for the three months ended March 31, 2026, three months ended December 31, 2025 and three months ended March 31, 2025 consisted primarily of net foreign exchange and fair value gains and losses.

Provision (Benefit) for Income Taxes

	Three Months Ended
(Dollars in millions)	March 31, 2026	December 31, 2025	March 31, 2025
Provision (benefit) for income taxes	$18	$(19)	$7

Our effective tax rates for the three months ended March 31, 2026, three months ended December 31, 2025, and three months ended March 31, 2025 were 17.7%, (20.8%), and 12.3%, respectively. Our effective tax rates for the three months ended March 31, 2026 and March 31, 2025 were lower than the U.S. statutory tax rate, mainly due to the U.S. deduction for Foreign-Derived Deduction Eligible Income and research and development tax credits, partially offset by foreign withholding taxes and a waiver of deductions related to U.S. base erosion payments. Our effective tax rate for the three months ended December 31, 2025 was lower than the U.S. statutory tax rate, mainly due to the U.S. deduction for Foreign-Derived Deduction Eligible Income, research and development tax credits, and valuation allowance release partially offset by foreign withholding taxes and a waiver of deductions related to U.S. base erosion payments.

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

The Organisation for Economic Co-operation and Development (“OECD”) and participating OECD member countries have issued rules introducing a 15% global minimum corporate tax rate for large multinational enterprise groups, also known as “Pillar Two.” These rules were amended in January 2026 by the OECD “Side-by-Side package” in particular to address the coexistence of U.S. minimum tax regimes and ensure that U.S. based multinational groups are not subject to both primary and secondary top-up taxes under Pillar Two. The adoption and effective dates of Pillar Two and any additional rules vary by country. However, we do not expect Pillar Two to have a material impact on our 2026 financial results. We will continue to monitor and evaluate the impact of any developing legislation.

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

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2026 and December 31, 2025 totaled $569 million and $675 million, respectively. The primary driver of our current and anticipated future cash flows is, and we expect will continue to be, cash generated from operations, consisting primarily of our net income, excluding non-cash charges and changes in operating assets and liabilities.

Our total cash and cash equivalents at March 31, 2026 consisted of $126 million held in the United States and $443 million held by our foreign subsidiaries. We believe that our current cash and cash equivalents and available borrowing capacity, together with the cash anticipated to be generated from our operations, will be sufficient to satisfy our estimated working capital needs, planned capital expenditure requirements, payments of debt, potential settlement of convertible debt conversions and any future cash dividends declared by our Board of Directors or share repurchases through at least the next 12 months and the foreseeable future.

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

Net cash provided by operating activities was $53 million for the three months ended March 31, 2026 and resulted from net income of $84 million, which included non-cash charges of $103 million, mainly the result of $85 million in depreciation and amortization, partially offset by $24 million in deferred income taxes and a net increase in working capital of $134 million. The net increase in working capital was primarily due to increases in accounts receivable of $129 million, as a result of higher sales, and inventory of $49 million, and a decrease in current and non-current accrued compensation of $68 million, mainly due to payments of variable compensation. The net increase in working capital was partially offset by increases in accounts payable of $45 million and other current and non-current liabilities of $36 million, and by a decrease in other current and non-current assets of $21 million.

Net cash used in investing activities was $25 million for the three months ended March 31, 2026 primarily related to capital expenditures for new facility additions in Malaysia and China.

Net cash used in financing activities was $137 million for the three months ended March 31, 2026, primarily due to net proceeds of €1.0 billion aggregate principal amount from the 2034 Notes, as defined and described further below, offset by the prepayment of $1.3 billion of the USD Tranche B loan using the proceeds from the 2034 Notes, together with cash on hand. In addition, there were payments of $22 million for deferred finance costs related to the issuance of the 2034 Notes and a dividend payment of $17 million.

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

During the three months ended March 31, 2026, we did not repurchase any shares of common stock. During the three months ended March 31, 2025, we repurchased approximately 546,000 shares of our common stock for total consideration of $45 million. We have repurchased approximately 3.1 million shares of common stock for approximately $172 million pursuant to the program since its adoption.

Holders of our common stock are entitled to receive dividends when and if they are declared by our Board of Directors. For the three months ended March 31, 2026, we paid cash dividends of $17 million in the aggregate of $0.25 per share. For the three months ended March 31, 2025, we paid cash dividends of $15 million in the aggregate of $0.22 per share. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of our Board of Directors.

Credit Facilities

On August 17, 2022, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, Barclays Bank PLC, and the lenders from time to time party thereto, which we have since amended several times, including most recently in February 2026 (as amended, the “Credit Agreement”). As of March 31, 2026, after giving effect to all amendments and repayments prior to such date, the Credit Agreement provided for (i) a senior secured term loan facility comprised of two tranches: a $914 million loan (as refinanced and otherwise modified from time to time, the “USD Tranche B”) and a €587 million loan (as refinanced and otherwise modified from time to time, the “Euro Tranche B” and together with the USD Tranche B, the “Term Loan Facility”) and (ii) a senior secured revolving credit facility with aggregate commitments of $1.0 billion (as refinanced and otherwise modified from time to time, the “Revolving Facility” and, together with the Term Loan Facility, the “Credit Facilities”).

As of March 31, 2026, borrowings under the Credit Facilities bore interest at a rate per annum equal to, at our option, any of the following, plus, in each case, an applicable margin: (a) with respect to the USD Tranche B and the Revolving Facility, (x) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the prime rate quoted in The Wall Street Journal, or (3) a forward-looking term rate based on the variable secured overnight financing rate (“Term SOFR”) for an interest period of one month, plus 1.00%, and (y) a Term SOFR rate for the interest period relevant to such borrowing; and (b) with respect to the Euro Tranche B, a Euro Interbank Offered Rate (“EURIBOR”) rate determined by reference to the costs of funds for Euro deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case of clauses (a) and (b) above subject to a rate floor of 0.0%. As of March 31, 2026, the applicable margins for borrowings under the Credit Facilities were (i) under the USD Tranche B and the Revolving Facility, 0.75% with respect to base rate borrowings and 1.75% with respect to Term SOFR borrowings and (ii) under the Euro Tranche B, 2.00%.

In addition to paying interest on outstanding principal under the Credit Facilities, we are required to pay a commitment fee in respect of the unutilized commitments under the Revolving Facility. The commitment fee is subject to adjustment based on our first lien net leverage ratio as of the end of the preceding fiscal quarter. As of March 31, 2026, the commitment fee was 0.25% per annum. We must also pay customary letter of credit fees and agency fees.

On February 4, 2026, we entered into the Sixth Amendment to Credit Agreement (the “Sixth Amendment”), pursuant to which we, among other things, (i) refinanced our then-existing USD Tranche B loan and Euro Tranche B loan with the $914 million USD Tranche B loan and the €587 million Euro Tranche B loan, (ii) refinanced and increased the commitments under our then-existing Revolving Facility with the $1.0 billion Revolving Facility, (iii) decreased the applicable margin for the USD Tranche B from 2.00% to 1.75% with respect to Term SOFR borrowings and from 1.00% to 0.75% with respect to base rate borrowings, (iv) decreased the applicable margin for the Euro Tranche B from 2.50% to 2.00%, (v) decreased the applicable margin under the Revolving Facility from 2.50% to 1.75% with respect to SOFR borrowings and from 1.50% to 0.75% with respect to base rate borrowings, (vi) eliminated the credit spread adjustment applicable to SOFR borrowings of the Revolving Facility and (vii) extended the maturities of the Term Loan Facility to February 2033 and the Revolving Facility to February 2031. The refinanced USD Tranche B loan and Euro Tranche B loan were issued without original issue discount. In connection with the execution of the Sixth Amendment, we paid customary fees and expenses to JPMorgan Chase Bank, N.A.

On February 4, 2026, concurrently with the effectiveness of the Sixth Amendment, we made a voluntary prepayment of approximately $1.3 billion principal amount to the USD Tranche B loan using the net proceeds from the 2034 Notes (as defined below), together with cash on hand, reducing the outstanding principal amount of the USD Tranche B loan from approximately $2.2 billion to $914 million.

On May 6, 2026, we made a voluntary prepayment of $100 million principal amount on the USD Tranche B loan.

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

We may voluntarily prepay outstanding loans under the Credit Facilities from time to time, subject to certain conditions, without premium or penalty other than customary “breakage” costs with respect to Term SOFR or EURIBOR loans; provided, however, that subject to certain exceptions, if on or prior to August 4, 2026, we prepay any loans under the USD Tranche B or the Euro Tranche B in connection with a repricing transaction, we must pay a prepayment premium of 1.00% of the aggregate principal amount of the loans so prepaid. Additionally, we may voluntarily reduce the unutilized portion of the commitment amount under the Revolving Facility.

As of March 31, 2026, we were required to make scheduled quarterly principal payments equal to $2 million with respect to the USD Tranche B and €2 million with respect to the Euro Tranche B, in each case with the balance due thereunder on the maturity date of the Term Loan Facility. There is no scheduled amortization under the Revolving Facility. Any principal amount outstanding under the Revolving Facility is due and payable in full on the maturity date of the Revolving Facility.

All obligations under the Credit Facilities are guaranteed by certain of our wholly-owned domestic subsidiaries and are required to be guaranteed by certain of our future wholly-owned domestic subsidiaries, and are secured by substantially all of our assets and the assets of such subsidiaries, subject to certain exceptions and exclusions.

Under the Credit Agreement, we have the ability to incur additional incremental debt facilities in an amount up to (x) the greater of (1) approximately $1.0 billion and (2) 75% of consolidated last 12 months earnings before interest, taxes, depreciation, and amortization, plus (y) an amount equal to the sum of all voluntary prepayments of term loans under the Term Loan Facility, plus (z) an additional unlimited amount subject to pro forma compliance with certain leverage ratio tests (based on the security and priority of such incremental debt).

The Credit Agreement contains customary representations and warranties, covenants and provisions relating to events of default. As of March 31, 2026, we were in compliance with all covenants under the Credit Agreement. The USD Tranche B and the Euro Tranche B are not subject to financial maintenance covenants.

As of March 31, 2026, the weighted average interest rate of the Term Loan Facility was 4.79%. As of March 31, 2026, there were no borrowings under the Revolving Facility.

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

Convertible Notes Indenture and the Convertible Notes

On May 16, 2024, we entered into an indenture (the “Convertible Notes Indenture”) with respect to the Convertible Notes with U.S. Bank Trust Company, National Association, as trustee (the “Convertible Notes Trustee”). Under the Convertible Notes Indenture, the Convertible Notes are senior unsecured obligations of ours and bear interest at a coupon rate of 1.25% per annum, with interest payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2024. The Convertible Notes will mature on June 1, 2030, unless earlier converted, redeemed or repurchased in accordance with their terms.

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

The conversion rate for the Convertible Notes was initially 6.4799 shares of our common stock per one thousand dollars principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $154.32 per share. Effective April 1, 2026, the conversion rate for the Convertible Notes was adjusted to 6.4807 shares of our common stock per one thousand dollars principal amount of the Convertible Notes, which is equivalent to a conversion price of approximately $154.30 per share. The conversion rate is subject to adjustment upon the occurrence of certain events.

Upon conversion, we will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. Prior to the close of business on the business day immediately preceding March 1, 2030, noteholders may convert all or any portion of their Convertible Notes under the following circumstances:

•
during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ended September 30, 2024, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the Convertible Notes on each applicable trading day (the “Sale Price Condition”) (approximately $200.59 per share based on the current conversion price of approximately $154.30 per share, which is subject to further adjustment upon the occurrence of certain events);
•
during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the applicable conversion rate on each such trading day;
•
if we call any or all of the Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•
upon the occurrence of specified corporate events as specified in the Convertible Notes Indenture.

On or after March 1, 2030, until the close of business on the second scheduled trading day immediately preceding the maturity date, noteholders may convert all or any portion of their Convertible Notes at any time.

If we undergo a fundamental change (as defined in the Convertible Notes Indenture) prior to the maturity date of the Convertible Notes, holders may require us to repurchase for cash all or any portion of their Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Convertible Notes Indenture contains customary terms and covenants, including that upon certain events of default that are occurring and continuing, either the Convertible Notes Trustee or the holders of at least 25% in aggregate principal amount of the outstanding Convertible Notes may declare 100% of the principal of, and accrued and unpaid interest, if any, on, all the Convertible Notes to be due and payable.

The Sale Price Condition for the Convertible Notes was met during the calendar quarter ended March 31, 2026, and as a result, the Convertible Notes are convertible, in whole or in part, at the option of the holders thereof at any time during the calendar quarter ending June 30, 2026 and have been classified as short-term debt, net of issuance costs, on the condensed consolidated balance sheet as of March 31, 2026. The Convertible Notes were issued at par and costs associated with the issuance of the Convertible Notes are amortized to interest expense over the contractual term of the Convertible Notes. There were no conversions of the Convertible Notes in the calendar quarter ended March 31, 2026 or the year ended December 31, 2025. As of March 31, 2026, the effective interest rate of the Convertible Notes was 1.56%.

Capped Call Transactions

On May 13, 2024, in connection with the pricing of the Convertible Notes, and on May 14, 2024, in connection with the exercise in full by the initial purchasers of their option to purchase additional Convertible Notes, we entered into privately negotiated capped call transactions (“Convertible Debt Capped Calls”) with certain of the initial purchasers of the Convertible Notes or their respective affiliates and other financial institutions. The Convertible Debt Capped Calls are expected generally to reduce the potential dilution to our common stock upon conversion of any Convertible Notes and/or offset any cash payments that we are required to make in excess of the principal amount of any converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap initially equal to $237.42 per share, which represents a premium of 100% over the last reported sale price of $118.71 per share of our common stock on The Nasdaq Global Select Market on May 13, 2024, and is subject to customary adjustments under the terms of the Convertible Debt Capped Calls.

2034 Notes

On February 4, 2026, we completed a private offering (the “2034 Notes Offering”) of €1.0 billion aggregate principal amount of senior notes due 2034 (the “2034 Notes”). The 2034 Notes were sold in a private placement to persons reasonably believed to be qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act. We used the net proceeds from the 2034 Notes Offering, together with cash on hand, to prepay approximately $1.3 billion of the USD Tranche B.

2034 Notes Indenture and the 2034 Notes

On February 4, 2026, we and the Guarantors (as defined below) entered into an indenture (the “2034 Notes Indenture”) with respect to the 2034 Notes with U.S. Bank Trust Company, National Association, as trustee (the “2034 Notes Trustee”).

Under the 2034 Notes Indenture, the 2034 Notes bear interest at a rate of 4.250% per annum, with interest payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2026. The 2034 Notes will mature on February 15, 2034, unless earlier redeemed or repurchased in accordance with their terms.

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

Upon the occurrence of a change of control triggering event (as defined in the 2034 Notes Indenture), each holder of the 2034 Notes may require us to repurchase all or a portion of their 2034 Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest, if any, and additional amounts, if any, to, but excluding, the repurchase date.

The 2034 Notes Indenture contains customary terms and covenants that limit the ability of us and our Restricted Subsidiaries (as defined in the 2034 Notes Indenture) to, among other things, (i) incur liens, (ii) provide guarantees and (iii) consolidate, merge or sell or otherwise dispose of substantially all their assets.

The 2034 Notes Indenture also provides for customary events of default. Upon certain events of default that are occurring and continuing, either the 2034 Notes Trustee or the holders of at least 30% in aggregate principal amount of the outstanding 2034 Notes may declare the principal of, and accrued and unpaid interest, if any, and additional amounts, if any, on, all the 2034 Notes to be due and payable. In the event of certain insolvency and bankruptcy related events of default specified in the 2034 Notes Indenture, the principal of, and accrued and unpaid interest, if any, and additional amounts, if any, on, all the 2034 Notes shall automatically become due and payable.

As of March 31, 2026, the effective interest rate of the 2034 Notes was 4.48%.

Lines of Credit and Borrowing Arrangements

Certain of our Japanese subsidiaries have lines of credit and a financing facility with various financial institutions, many of which generally expire and are renewed at three-month intervals with the remaining having no expiration date. The lines of credit and financing facility provided for aggregate borrowings of up to an equivalent of $13 million as of both March 31, 2026 and December 31, 2025. There were no borrowings outstanding under these arrangements at March 31, 2026 and December 31, 2025.

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

Interest Rate Swap

We have interest rate swap agreements described further in Note 5 of the condensed consolidated financial statements. These interest rate swap agreements exchange the variable Term SOFR rate to a fixed rate in order to manage the exposure to interest rate fluctuations associated with the variable Term SOFR rate paid on the outstanding balance of the Term Loan Facility.

Contractual Obligations

There have been no material changes outside the ordinary course of business to our contractual obligations as disclosed in our Annual Report.

Recent Accounting Pronouncements

For information on recently issued accounting pronouncements, see Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, “Notes to Unaudited Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information concerning market risk is contained in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission on February 24, 2026. As of March 31, 2026, there were no material changes in our exposure to market risk from December 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS.

Information regarding risk factors affecting our business is discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission on February 24, 2026.

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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Gerald G. Colella (Chairman of the Board of Directors)	Adoption (February 24, 2026)	Rule 10b5-1 trading arrangement	Sale	Until May 26, 2027, or such earlier date upon which all transactions are completed or expire without execution	Up to 20,000 shares
David P. Henry (Executive Vice President, Global Strategic Marketing, and General Manager, Materials Solutions Division)	Adoption (February 24, 2026)	Rule 10b5-1 trading arrangement	Sale	Until February 26, 2027, or such earlier date upon which all transactions are completed or expire without execution	Up to 2,500 shares
John T.C. Lee (President and Chief Executive Officer; Director)	Adoption (February 20, 2026)	Rule 10b5-1 trading arrangement	Sale	Until February 23, 2027, or such earlier date upon which all transactions are completed or expire without execution	Up to 40,000 shares(1)
Ramakumar Mayampurath (Executive Vice President and Chief Financial Officer)	Adoption (February 20, 2026)	Rule 10b5-1 trading arrangement	Sale	Until February 18, 2027, or such earlier date upon which all transactions are completed or expire without execution	Up to 8,810 shares
Michelle M. McCarthy (Senior Vice President and Chief Accounting Officer)	Adoption (March 5, 2026)	Rule 10b5-1 trading arrangement	Sale	Until March 5, 2027, or such earlier date upon which all transactions are completed or expire without execution	Up to 3,811 shares(1)
Elizabeth A. Mora (Director)	Adoption (February 23, 2026)	Rule 10b5-1 trading arrangement	Sale	Until March 2, 2027, or such earlier date upon which all transactions are completed or expire without execution	Up to 1,200 shares
James A. Schreiner (Executive Vice President and Chief Operating Officer)	Adoption (March 10, 2026)	Rule 10b5-1 trading arrangement	Sale	Until December 31, 2026, or such earlier date upon which all transactions are completed or expire without execution	Up to 781 shares
John E. Williams (Executive Vice President and General Manager, Photonics Solutions Division)	Adoption (March 5, 2026)	Rule 10b5-1 trading arrangement	Sale	Until March 31, 2027, or such earlier date upon which all transactions are completed or expire without execution	Up to 3,286 shares(1)

(1)
This Rule 10b5-1 trading arrangement includes, in whole or in part, the sale of shares to be received upon vesting of certain outstanding restricted stock units (“RSUs”), net of any shares withheld by us to satisfy applicable tax withholding obligations. Unless the maximum number of shares to be sold is otherwise specified in the Rule 10b5-1 trading arrangement, (i) for shares to be received upon vesting of RSUs, represents the gross number of shares to be received before the surrender of shares in satisfaction of tax withholding obligations; and (ii) for shares to be received upon vesting of performance-based RSUs for which achievement has yet to be determined, represents the gross number of shares to be received based on target achievement.

ITEM 6. EXHIBITS.

Exhibit No.	Exhibit Description

+3.1(1)	Restated Articles of Organization of the Registrant

+3.2(2)	Second Amended and Restated By-Laws of the Registrant

+3.3(1)	Amendments to Second Amended and Restated By-Laws of the Registrant

+4.1(3)	Indenture, dated February 4, 2026, by and among the Registrant, the guarantors listed therein and U.S. Bank Trust Company, National Association, as trustee

+4.2(3)	Form of Global Note (included within Exhibit 4.1)

+10.1(3)

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
(3)
Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-23621), filed with the U.S. Securities and Exchange Commission on February 5, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MKS INC.

Date: May 7, 2026	By:	/s/ Ramakumar Mayampurath
Ramakumar Mayampurath
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)