Form 10-Q
period 2026-06-30
MKS INC
filed 2026-08-06
CIK 1049502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 28, 2026, the registrant had 67,617,558 shares of common stock outstanding.

MKS INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MKS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

(Unaudited)

ASSETS	June 30, 2026	December 31, 2025
Current assets:
Cash and cash equivalents	$611	$675
Trade accounts receivable, net of allowance for doubtful accounts of $6 and $5 at June 30, 2026 and December 31, 2025, respectively	830	651
Inventories	1,033	921
Other current assets	300	263
Total current assets	2,774	2,510

Property, plant and equipment, net	798	810
Right-of-use assets	265	270
Goodwill	2,580	2,574
Intangible assets, net	2,015	2,140
Other assets	509	492
Total assets	$8,941	$8,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,399	$51
Accounts payable	534	407
Other current liabilities	491	469
Total current liabilities	2,424	927

Long-term debt, net	2,544	4,150
Non-current deferred taxes	438	474
Non-current accrued compensation	147	149
Non-current lease liabilities	243	246
Other non-current liabilities	157	131
Total liabilities	5,953	6,077
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 200 shares authorized; 67.6 and 67.2 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	2,093	2,101
Retained earnings	936	711
Accumulated other comprehensive (loss) income	(41)	(93)
Total stockholders’ equity	2,988	2,719
Total liabilities and stockholders’ equity	$8,941	$8,796

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in millions, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues:
Products	$1,104	$848	$2,058	$1,668
Services	144	125	268	242
Total net revenues	1,248	973	2,326	1,910
Cost of revenues:
Products	582	463	1,096	900
Services	71	57	129	113
Total cost of revenues (exclusive of amortization shown separately below)	653	520	1,225	1,013
Gross profit	595	453	1,101	897
Research and development	76	76	157	145
Selling, general and administrative	200	175	389	361
Restructuring and other	6	5	9	21
Legal settlement	—	—	3	—
Fees and expenses related to debt activities	—	—	18	2
Amortization of intangible assets	62	62	125	122
Income from operations	251	135	400	246
Interest income	(2)	(4)	(4)	(7)
Interest expense	38	55	83	108
Loss on extinguishment of debt	4	2	9	5
Other (income) expense, net	(2)	10	(2)	9
Income before income taxes	213	72	314	131
Provision for income taxes	38	10	56	17
Net income	$175	$62	$258	$114
Other comprehensive income (loss), net of tax:
Changes in value of financial instruments designated as cash flow hedges	$2	$(9)	$7	$(25)
Foreign currency translation adjustments	25	190	(9)	245
Change in net investment hedges	6	(40)	55	(60)
Unrecognized pension (loss) gain	(3)	—	(1)	4
Total comprehensive income	$205	$203	$310	$278
Net income per common share:
Basic	$2.59	$0.92	$3.83	$1.69
Diluted	$2.41	$0.92	$3.60	$1.69
Weighted average common shares outstanding:
Basic	67.6	67.2	67.5	67.3
Diluted	72.7	67.4	71.9	67.5

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share data)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance at December 31, 2025	67.2	$0.1	$2,101	$711	$(93)	$2,719
Net issuance under stock-based plans	0.1		(16)			(16)
Stock-based compensation			19			19
Cash dividend ($0.25 per common share)				(17)		(17)
Comprehensive income (loss) (net of tax):
Net income				84		84
Other comprehensive income					22	22
Balance at March 31, 2026	67.3	$0.1	$2,104	$778	$(71)	$2,811
Net issuance under stock-based plans	0.3		(26)			(26)
Stock-based compensation			15			15
Cash dividend ($0.25 per common share)				(17)		(17)
Comprehensive income (loss) (net of tax):
Net income				175		175
Other comprehensive income					30	30
Balance at June 30, 2026	67.6	$0.1	$2,093	$936	$(41)	$2,988

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance at December 31, 2024	67.4	$0.1	$2,067	$503	$(248)	$2,322
Net issuance under stock-based plans	—		(5)			(5)
Stock-based compensation			22			22
Stock repurchase	(0.5)		(17)	(28)		(45)
Cash dividend ($0.22 per common share)				(15)		(15)
Comprehensive income (loss) (net of tax):
Net income				52		52
Other comprehensive income					23	23
Balance at March 31, 2025	66.9	$0.1	$2,067	$512	$(225)	$2,354
Net issuance under stock-based plans	0.3		—			—
Stock-based compensation			12			12
Cash dividend ($0.22 per common share)				(15)		(15)
Comprehensive income (loss) (net of tax):
Net income				62		62
Other comprehensive income					141	141
Balance at June 30, 2025	67.2	$0.1	$2,078	$559	$(84)	$2,553

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$258	$114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	171	172
Unrealized (gain) loss on foreign currency and derivative instruments	(2)	4
Amortization of debt issuance costs and original issue discount	8	13
Loss on extinguishment of debt	9	5
Stock-based compensation	34	34
Provision for excess and obsolete inventory	17	27
Deferred income taxes	(44)	(80)
Other	(4)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(184)	(10)
Inventories	(139)	(24)
Other current and non-current assets	(6)	11
Accounts payable	146	4
Current and non-current accrued compensation	(23)	31
Income taxes payable	19	19
Other current and non-current liabilities	36	(14)
Net cash provided by operating activities	296	306
Cash flows from investing activities:
Purchases of investments	(1)	—
Proceeds from sale of long-lived assets	—	2
Purchases of property, plant and equipment	(79)	(47)
Net cash used in investing activities	(80)	(45)
Cash flows from financing activities:
Repurchase of common stock	—	(45)
Proceeds from borrowing	1,192	—
Payments of borrowings	(1,378)	(225)
Payments of deferred financing fees	(22)	—
Dividend payments	(34)	(30)
Net payments related to employee stock awards	(42)	(5)
Other financing activities	(1)	(4)
Net cash used in financing activities	(285)	(309)
Effect of exchange rate changes on cash and cash equivalents	5	8
Decrease in cash and cash equivalents	(64)	(40)
Cash and cash equivalents at beginning of period	675	714
Cash and cash equivalents at end of period	$611	$674
Supplemental disclosure of cash flow information:
Supplemental non-cash financing activities:
Right-of-use assets obtained in exchange for finance lease liabilities	$10	$46

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

(1)
Basis of Presentation

The terms “MKS” and the “Company” refer to MKS Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim financial data as of June 30, 2026, and for the three and six months ended June 30, 2026, are unaudited; however, in the opinion of MKS, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet presented as of December 31, 2025 has been derived from the consolidated audited financial statements as of that date. The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the MKS Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 24, 2026.

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

(2)
Recent Accounting Pronouncements

Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public companies to disclose, in interim and annual reporting periods, additional disaggregated information about certain income statement expense line items in the notes to financial statements. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statement disclosures; however, adoption will not impact its consolidated balance sheets, cash flows or statements of operations.

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

(3)
Revenue from Contracts with Customers

Contract assets as of June 30, 2026 and December 31, 2025 were $47 and $45, respectively. Contract assets reflect revenue recognized and performance obligations satisfied or partially satisfied in advance of customer billing. Deferred revenue that is expected to be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue. The Company has elected to use the practical expedient and is not disclosing the remaining performance obligations related to deferred revenue and customer advances because these obligations generally have a duration of less than one year. A roll forward of the Company’s deferred revenue and customer advances was as follows:

	Six Months Ended
	June 30, 2026	June 30, 2025
Beginning of period(1)	$83	$73
Additions to deferred revenue and customer advances	109	89
Amount of deferred revenue and customer advances recognized in income	(76)	(80)
End of period(2)	$116	$82

(1)
Beginning deferred revenue and customer advances balances as of January 1, 2026 included $79 of current deferred revenue and customer advances and $4 of long-term deferred revenue. Beginning deferred revenue and customer advances balances as of January 1, 2025 included $71 of current deferred revenue and customer advances and $2 of long-term deferred revenue. The majority of the beginning of period balance is expected to be recognized in income within one year.
(2)
Ending deferred revenue and customer advances balances as of June 30, 2026 included $109 of current deferred revenue and customer advances and $7 of long-term deferred revenue. Ending deferred revenue and customer advances balances as of June 30, 2025 included $78 of current deferred revenue and customer advances and $4 of long-term deferred revenue.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Semiconductor	$554	$432	$1,019	$846
Electronics and Packaging	381	266	703	519
Specialty Industrial	313	275	604	545
Total net revenues	$1,248	$973	$2,326	$1,910

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

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Assets and liabilities of the Company are measured at fair value on a recurring basis as of June 30, 2026, and are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents
Money market funds	$145	$145	$—	$—
Time deposits	12	—	12	—
Equity securities	6	6	—	—
Available-for-sale securities:
Group insurance contracts	6	—	6	—
Derivatives
Foreign exchange forward contracts	2	—	2	—
Interest rate swaps - non-current	10	—	10	—
Pension and deferred compensation plan assets	30	—	30	—
Total assets	$211	$151	$60	$—
Liabilities:
Derivatives
Foreign exchange forward contracts - current	$1	$—	$1	$—
Total liabilities	$1	$—	$1	$—
Reported as follows:
Assets:
Cash and cash equivalents(1)	$157	$145	$12	$—
Other current assets	2	—	2	—
Total current assets	$159	$145	$14	$—
Other assets	$52	$6	$46	$—
Liabilities:
Other current liabilities	$1	$—	$1	$—

(1)
The cash and cash equivalents amount presented in the table above does not include cash of $454 as of June 30, 2026.

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

(1)
The cash and cash equivalents amount presented in the table above does not include cash of $418 as of December 31, 2025.

Other Fair Value Disclosures

The estimated carrying value and fair value of the Company’s debt were as follows:

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	$1,481	$1,488	$2,878	$2,900
Convertible Notes	1,400	4,133	1,400	1,792
2034 Notes	1,142	1,130	—	—
Total	$4,023	$6,751	$4,278	$4,692

The estimated fair values of the Company’s Term Loan Facility and 2034 Notes, each as defined and further described in Note 8, were determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, and fall within Level 2 under the fair value hierarchy. The estimated fair value of the Company’s Convertible Notes, as defined and further described in Note 8, was determined based on the last traded price of the Convertible Notes for the period ended June 30, 2026, and falls under Level 2 of the fair value hierarchy.

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

The following table summarizes the net notional values of foreign exchange forward contracts outstanding:

	June 30, 2026	December 31, 2025
Designated as cash flow hedging instruments:
Foreign exchange forward contracts - cash flow hedges	$2	$5
Not designated as cash flow hedging instruments:
Foreign exchange forward contracts - balance sheet hedges	$254	$367

As of June 30, 2026 and December 31, 2025, the Canadian dollar was the only notional contract designated as a cash flow hedging instrument.

The largest notional contracts for balance sheet hedges not designated as cash flow hedging instruments were denominated in the Euro, British pound, and Chinese yuan as of June 30, 2026, and the Euro, Chinese yuan, British pound, and New Taiwan dollar as of December 31, 2025.

Net Investment Hedges

The Company designates certain Euro-denominated debt as net investment hedges to hedge a portion of its net investments in certain of its entities with functional currencies denominated in the Euro.

On February 4, 2026, the Company designated the 2034 Notes, as defined and discussed further in Note 8, as a net investment hedge. As of June 30, 2026, the total principal outstanding amount under the 2034 Notes was €1,000 and the entire balance was designated as a net investment hedge. In addition, on January 28, 2026, the Company entered into a

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

foreign exchange forward contract with a notional value of €990, to manage its exposure to foreign currency exchange rate fluctuations related to the principal of the 2034 Notes from January 28, 2026 through the settlement date of February 4, 2026. The foreign exchange forward contract was designated as a net investment hedge and the related gain was reflected in the proceeds from borrowing on the condensed consolidated statements of cash flows. As of June 30, 2026 and December 31, 2025, the total principal amount outstanding under the Euro Tranche B, as defined and described further in Note 8, was €585 and €587, respectively, and the entire balance was designated as a net investment hedge.

For these net investment hedges, the Company records foreign currency remeasurement gains and losses within a component of OCI. Recognition in earnings of amounts previously recorded in accumulated OCI is limited to circumstances such as complete or substantially complete liquidation or sale of the net investment in the hedged foreign operations.

Interest Rate Agreements

The Company has interest rate swap agreements, which are cash-flow hedges, maturing through January 31, 2029, that exchange a one-month forward-looking term rate based on the variable secured overnight financing rate (“Term SOFR”) paid on the outstanding balance of its USD Term Loan Facility, as defined and further described in Note 8, to a fixed rate. The notional value of the agreements was $500 and $1,900 as of June 30, 2026 and December 31, 2025, respectively. The decrease in notional value of the agreements was due to the Company de-designating certain interest rate swap agreements in the first quarter of 2026 in connection with the Company’s voluntary prepayment of the USD Tranche B loan, which resulted in the interest rate swaps no longer being effective hedges. The impact to the condensed consolidated financial statements was immaterial.

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

The following table summarizes the net (losses) gains on derivatives designated as cash flow hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Foreign exchange forward contracts-cash flow hedges:
Net (losses) gains recognized in OCI, net of tax	$—	$(3)	$—	$(4)
Net gains (losses) reclassified from accumulated OCI into cost of revenues	$—	$2	$—	$4
Interest rate hedges:
Net gains (losses) recognized in OCI, net of tax	$2	$(6)	$7	$(21)
Net gains (losses) reclassified from accumulated OCI into interest expense	$1	$5	$—	$12

The Company expects an immaterial amount to be reclassified from accumulated OCI into cost of revenues during the next 12 months related to foreign exchange forward contracts. The Company expects a net gain of approximately $5 to be reclassified from accumulated OCI into interest expense during the next 12 months related to interest rate hedges.

The following table summarizes the net gains (losses) on derivatives not designated as hedging instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net gains (losses) recognized in other (income) expense, net	$—	$(5)	$4	$(4)

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

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

(6)
Inventories

Inventories consist of the following:

	June 30, 2026	December 31, 2025
Raw materials	$696	$617
Work-in-process	136	116
Finished goods	201	188
Total	$1,033	$921

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

Goodwill associated with each of the Company’s reportable segments was as follows:

	VSD	PSD	MSD	Total
Reportable segment:
Gross goodwill at December 31, 2025	$358	$1,012	$3,037	$4,407
Foreign currency translation adjustments	—	(2)	8	6
Gross goodwill at June 30, 2026	358	1,010	3,045	4,413

Accumulated goodwill impairment at December 31, 2025	(141)	(390)	(1,302)	(1,833)
Impairment charge	—	—	—	—
Accumulated goodwill impairment at June 30, 2026	(141)	(390)	(1,302)	(1,833)

Goodwill, net of accumulated impairment and foreign currency translation adjustments at June 30, 2026	$217	$620	$1,743	$2,580

Intangible Assets

The Company’s intangible assets were comprised of the following:

As of June 30, 2026	Gross	Accumulated Impairment Charges	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology	$1,268	$(152)	$(633)	$(2)	$481
Customer relationships	2,072	(1)	(695)	(5)	1,371
Patents, trademarks, trade names and other	381	(63)	(147)	(8)	163
	$3,721	$(216)	$(1,475)	$(15)	$2,015

As of December 31, 2025	Gross	Accumulated Impairment Charges	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology	$1,268	$(152)	$(587)	$(3)	$526
Customer relationships	2,072	(1)	(622)	(5)	1,444
Patents, trademarks, trade names and other	381	(63)	(141)	(7)	170
	$3,721	$(216)	$(1,350)	$(15)	$2,140

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Aggregate amortization expense related to acquired intangible assets for the six months ended June 30, 2026 and 2025 was $125 and $122, respectively.

Aggregate amortization expense related to acquired intangible assets for future years is as follows:

Year	Amount
2026 (remaining)	$123
2027	247
2028	246
2029	244
2030	238
2031	209
Thereafter	652

The Company excluded from the above table intangible assets of $56 of indefinite-lived trademarks and trade names, which were not subject to amortization.

(8)
Debt

The Company’s outstanding debt was as follows:

	June 30, 2026	December 31, 2025
Short-term debt:
Term Loan Facility	$19	$51
Convertible Notes	1,400	—
Debt issuance costs - Convertible Notes	(20)	—
Convertible Notes, net	1,380	—
Total short-term debt, net	$1,399	$51
Long-term debt:
Term Loan Facility	$1,462	$2,827
Debt issuance costs - Term Loan Facility	(42)	(55)
Term Loan Facility, net	1,420	2,772
Convertible Notes	—	1,400
Debt issuance costs - Convertible Notes	—	(22)
Convertible Notes, net	—	1,378
2034 Notes	1,142	—
Debt issuance costs - 2034 Notes	(18)	—
2034 Notes, net	1,124	—
Total long-term debt, net	$2,544	$4,150

Credit Facilities

On August 17, 2022, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, Barclays Bank PLC, and the lenders from time to time party thereto, which the Company has amended several times, including most recently in February 2026 (as amended, the “Credit Agreement”). As of June 30, 2026, after giving effect to all amendments and repayments prior to such date, the Credit Agreement provided for (i) a senior secured term loan facility comprised of two tranches: a $812 loan (as refinanced and otherwise modified from time to time, the “USD Tranche B”) and a €585 loan (as refinanced and otherwise modified from time to time, the “Euro Tranche B” and together with the USD Tranche B, the “Term Loan Facility”) and (ii) a senior secured revolving credit facility with aggregate commitments of $1,000 (as refinanced and otherwise modified from time to time, the “Revolving Facility” and together with the Term Loan Facility, the “Credit Facilities”).

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

As of June 30, 2026, borrowings under the Credit Facilities bore interest at a rate per annum equal to, at the Company’s option, any of the following, plus, in each case, an applicable margin: (a) with respect to the USD Tranche B and the Revolving Facility, (x) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the prime rate quoted in The Wall Street Journal, or (3) a forward-looking term rate based on Term SOFR for an interest period of one month, plus 1.00%; and (y) a Term SOFR rate for the interest period relevant to such borrowing and (b) with respect to the Euro Tranche B, a Euro Interbank Offered Rate (“EURIBOR”) rate determined by reference to the costs of funds for Euro deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case of clauses (a) and (b) above subject to a rate floor of 0.0%. As of June 30, 2026, the applicable margins for borrowings under the Credit Facilities were (i) under the USD Tranche B and the Revolving Facility, 0.75% with respect to base rate borrowings and 1.75% with respect to Term SOFR borrowings, and (ii) under the Euro Tranche B, 2.00%.

In addition to paying interest on outstanding principal under the Credit Facilities, the Company is required to pay a commitment fee in respect of the unutilized commitments under the Revolving Facility. The commitment fee is subject to adjustment based on the Company’s first lien net leverage ratio as of the end of the preceding fiscal quarter. As of June 30, 2026, the commitment fee was 0.25% per annum. The Company must also pay customary letter of credit fees and agency fees.

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

On each of May 6, 2026 and August 4, 2026, the Company made a voluntary prepayment of $100 principal amount on the USD Tranche B loan.

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

As of June 30, 2026, the Company was required to make scheduled quarterly principal payments equal to $2 with respect to the USD Tranche B and €2 with respect to the Euro Tranche B, in each case with the balance due thereunder on the maturity date of the Term Loan Facility. There is no scheduled amortization under the Revolving Facility. Any principal amount outstanding under the Revolving Facility is due and payable in full on the maturity date of the Revolving Facility.

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

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The Credit Agreement contains customary representations and warranties, covenants and provisions relating to events of default. If an event of default occurs, the lenders under the Credit Facilities will be entitled to take various actions, including the acceleration of amounts due under the Credit Facilities and all actions permitted to be taken by a secured creditor. As of June 30, 2026, the Company was in compliance with all covenants under the Credit Agreement. The USD Tranche B and the Euro Tranche B are not subject to financial maintenance covenants.

As of June 30, 2026, the weighted average interest rate of the Term Loan Facility was 4.75%. As of June 30, 2026, there were no borrowings under the Revolving Facility.

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

As of June 30, 2026, the conversion rate for the Convertible Notes was 6.4813 shares of the Company’s common stock per one thousand dollars principal amount of the Convertible Notes, which is equivalent to a conversion price of approximately $154.29 per share. The conversion rate is subject to adjustment upon the occurrence of certain events.

Upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. Prior to the close of business on the business day immediately preceding March 1, 2030, noteholders may convert all or any portion of their Convertible Notes under the following circumstances:

•
during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ended September 30, 2024, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the Convertible Notes on each applicable trading day (the “Sale Price Condition”) (approximately $200.58 per share based on the current conversion price of approximately $154.29 per share, which is subject to further adjustment upon the occurrence of certain events);
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

The Convertible Notes Indenture contains customary terms and covenants, including that upon certain events of default that are occurring and continuing, either the Convertible Notes Trustee or the holders of at least 25% in aggregate principal amount of the outstanding Convertible Notes may declare 100% of the principal of, and accrued and unpaid interest, if any, on, all the Convertible Notes to be due and payable. The Convertible Notes are not subject to financial maintenance covenants.

The Sale Price Condition for the Convertible Notes was met during the calendar quarter ended June 30, 2026, and as a result, the Convertible Notes are convertible, in whole or in part, at the option of the holders thereof at any time during the calendar quarter ending September 30, 2026 and have been classified as short-term debt, net of issuance costs, on the condensed consolidated balance sheet at June 30, 2026. The Convertible Notes were issued at par and costs associated with the issuance of the Convertible Notes are amortized to interest expense over the contractual term of the Convertible Notes. As of June 30, 2026, $1,400 in aggregate principal amount of the Convertible Notes remained outstanding. As of June 30, 2026, the effective interest rate of the Convertible Notes was 1.56%.

Capped Call Transactions

On May 13, 2024, in connection with the pricing of the Convertible Notes, and on May 14, 2024, in connection with the exercise in full by the initial purchasers of their option to purchase additional Convertible Notes, the Company entered into privately negotiated capped call transactions (“Convertible Debt Capped Calls”) with certain of the initial purchasers of the Convertible Notes or their respective affiliates and other financial institutions. The Convertible Debt Capped Calls are expected generally to reduce the potential dilution to the Company’s common stock upon conversion of any Convertible Notes and/or offset any cash payments that the Company is required to make in excess of the principal amount of any converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap initially equal to $237.42 per share, which represents a premium of 100% over the last reported sale price of $118.71 per share of the Company’s common stock on The Nasdaq Global Select Market on May 13, 2024, and which is subject to adjustments under the terms of the Convertible Debt Capped Calls.

The Convertible Debt Capped Calls were recorded separately from the Convertible Notes as a reduction to additional paid-in capital in the condensed consolidated balance sheet as the Convertible Debt Capped Calls are indexed to the Company’s own stock and met the criteria to be classified in stockholders’ equity.

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

The 2034 Notes Indenture also provides for customary events of default. Upon certain events of default that are occurring and continuing, either the 2034 Notes Trustee or the holders of at least 30% in aggregate principal amount of the outstanding 2034 Notes may declare the principal of, and accrued and unpaid interest, if any, and additional amounts, if any, on, all the 2034 Notes to be due and payable. In the event of certain insolvency and bankruptcy related events of default specified in the 2034 Notes Indenture, the principal of, and accrued and unpaid interest, if any, and additional amounts, if any, on, all the 2034 Notes shall automatically become due and payable. The 2034 Notes are not subject to financial maintenance covenants.

As of June 30, 2026, the effective interest rate of the 2034 Notes was 4.45%.

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The Company’s interest expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Term Loan Facility:
Contractual interest expense	$18	$48	$45	$98
Amortization of debt issuance costs as interest expense	2	5	4	10
Total interest expense on Term Loan Facility	$20	$53	$49	$108
Convertible Notes:
Contractual interest expense	$4	$4	$9	$9
Amortization of debt issuance costs as interest expense	1	1	2	2
Total interest expense on Convertible Notes	$5	$5	$11	$11
2034 Notes:
Contractual interest expense	$12	$—	$20	$—
Amortization of debt issuance costs as interest expense	1	—	1	—
Total interest expense on 2034 Notes	$13	$—	$21	$—
Other interest expense (income), net (1)	$—	$(3)	$2	$(11)
Total interest expense	$38	$55	$83	$108

(1)
Other interest expense (income), net primarily consists of interest expense (income) related to the Company’s interest rate swap agreements.

Lines of Credit and Borrowing Arrangements

Certain of the Company’s Japanese subsidiaries have lines of credit and a financing facility with various financial institutions, many of which generally expire and are renewed at three-month intervals with the remaining having no expiration date. The lines of credit and financing facility provided for aggregate borrowings of up to an equivalent of $12 and $13 as of June 30, 2026 and December 31, 2025, respectively. There were no borrowings outstanding under these arrangements at June 30, 2026 and December 31, 2025.

Contractual maturities of the Company’s debt obligations as of June 30, 2026 are as follows:

Year	Amount
2026 (remaining)	$9
2027	19
2028	19
2029	19
2030	1,419
Thereafter	2,538

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

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Product warranty activities were as follows:

	Six Months Ended June 30,
	2026	2025
Beginning of period	$25	$22
Provision for product warranties	14	11
Charges to warranty liability	(15)	(10)
End of period	$24	$23

Short-term product warranties of $20 and long-term product warranties of $4, each as of June 30, 2026, are included within other current liabilities and other non-current liabilities, respectively, within the accompanying condensed consolidated balance sheet. Short-term product warranties of $15 and long-term product warranties of $8, each as of June 30, 2025, are included within other current liabilities and other non-current liabilities, respectively, within the respective condensed consolidated balance sheet.

(10)
Other Current Liabilities

Other current liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Accrued compensation and other employee-related obligations	$177	$199
Deferred revenue and customer advances	109	79
Accrued expenses	83	78
Income taxes payable	53	48
Other	69	65
Total other current liabilities	$491	$469

(11)
Income Taxes

The Company’s effective tax rate for both the three and six months ended June 30, 2026 was 17.8% and was lower than the U.S. statutory tax rate primarily due to the U.S. deduction for foreign-derived deduction eligible income and research and development tax credits, partially offset by foreign withholding taxes and a waiver of deductions related to U.S. base erosion payments.

The Company’s effective tax rates for the three and six months ended June 30, 2025 were 13.6% and 13.0%, respectively, and were lower than the U.S. statutory tax rate primarily due to the U.S. deduction for foreign-derived intangible income and research and development tax credits, partially offset by foreign withholding taxes and a waiver of deductions related to U.S. base erosion payments.

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

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

(12)
Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$175	$62	$258	$114
Denominator:
Shares used in net income per share - basic	67.6	67.2	67.5	67.3
Dilutive effect of potential shares
Equity awards	0.6	0.2	0.7	0.2
Convertible Notes	4.5	—	3.7	—
Shares used in net income per share - diluted	72.7	67.4	71.9	67.5
Net income per share:
Basic	$2.59	$0.92	$3.83	$1.69
Diluted	$2.41	$0.92	$3.60	$1.69

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period.

Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period.

The dilutive effect of equity awards is calculated based on the average stock price for the relevant period, using the treasury stock method. In periods in which a net loss is recognized, the impact of equity awards is not included as they would be antidilutive. For the three and six months ended June 30, 2026, the Company had an immaterial quantity of equity awards that were antidilutive and excluded from the computation of diluted weighted-average number of shares. For each of the three and six months ended June 30, 2025, there were 0.2 of restricted stock units (“RSUs”) that were antidilutive and excluded from the computation of diluted weighted-average number of shares.

The dilutive effect of the Convertible Notes is calculated under the if-converted method. Interest expense, net of tax, is not added back to net income to calculate diluted net income per share as the principal amount of the Convertible Notes is required to be paid in cash. For the three and six months ended June 30, 2026, shares of the Company’s common stock that would be issued upon conversion of the Convertible Notes are included in the weighted-average number of shares of common stock used to calculate diluted net income per share. For the three and six months ended June 30, 2025, shares of common stock that would have been issued if the Convertible Notes had been converted are not included in the calculation of diluted net income per share as the Company’s average share price during these periods was below the initial conversion price and inclusion would be antidilutive.

The Convertible Debt Capped Calls, as described in Note 8, are excluded from the calculation of diluted net income per share as they would be antidilutive. However, upon conversion of the Convertible Notes, the Convertible Debt Capped Calls would generally offset any dilution from the Convertible Notes from the conversion price up to a cap initially equal to $237.42 per share. See Note 8 for further information regarding the Convertible Notes and Convertible Debt Capped Calls.

(13)
Stock-Based Compensation

Equity Incentive Plans

Stock-based awards include (i) time-based RSUs, (ii) performance-based RSUs based on the achievement of adjusted EBITDA targets over a one-year performance period, (iii) performance-based RSUs based on the Company’s total stockholder return relative to a group of peers over a three-year performance period and (iv) employee stock purchase plan rights. The Company grants RSUs to employees and directors under the 2022 Stock Incentive Plan, as amended and restated,

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

and issues shares of common stock under the 2014 Employee Stock Purchase Plan pursuant to its employee stock purchase program.

The following tables present the activity for the RSUs:

	Six Months Ended June 30, 2026
	Quantity	Weighted Average Grant Date Fair Value Per Share
Beginning of period	1.1	$88.87
Granted	0.2	$258.56
Vested or forfeited	(0.5)	$88.95
End of period	0.8	$143.17

	Six Months Ended June 30, 2025
	Quantity	Weighted Average Grant Date Fair Value Per Share
Beginning of period	0.9	$104.83
Granted	0.7	$76.98
Vested or forfeited	(0.4)	$103.39
End of period	1.2	$89.04

Stock-Based Compensation Expense

The pre-tax effect of stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenues	$1	$2	$3	$3
Research and development expense	2	2	3	4
Selling, general and administrative expense	12	8	28	27
Total pre-tax stock-based compensation expense	$15	$12	$34	$34

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

During the six months ended June 30, 2026, there were no repurchases of common stock. During the six months ended June 30, 2025, the Company repurchased approximately 0.5 shares of its common stock for total consideration of $45. The Company has repurchased approximately 3.1 shares of common stock for approximately $172 pursuant to the program since its adoption.

Cash Dividends

Holders of the Company’s common stock are entitled to receive dividends when and if they are declared by the Company’s Board of Directors. During the first and second quarters of 2026, the Company’s Board of Directors declared a cash dividend

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

of $0.25 per share, totaling in aggregate $34 during the six months ended June 30, 2026. During the first and second quarters of 2025, the Company’s Board of Directors declared a cash dividend of $0.22 per share, totaling in aggregate $30 during the six months ended June 30, 2025.

On August 3, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share to be paid on September 3, 2026 to stockholders of record as of August 25, 2026.

Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of the Company’s Board of Directors.

Accumulated Other Comprehensive (Loss) Income

The changes in accumulated other comprehensive (loss) income (“AOCI”) by component as of June 30, 2026 and June 30, 2025, net of aggregate tax (benefit) expense of $(6) and $10 for each period, respectively, were as follows:

	Changes in value of financial instruments designated as cash flow hedges	Foreign currency translation adjustments	Change in net investment hedge	Unrecognized pension gain (loss)	Total
Balance at December 31, 2025	$1	$(55)	$(52)	$13	$(93)
Other comprehensive income (loss) before reclassifications	5	(34)	49	3	23
Amounts reclassified out of AOCI	(1)	—	—	—	(1)
Net other comprehensive income (loss)	4	(34)	49	3	22
Balance at March 31, 2026	$5	$(89)	$(3)	$16	$(71)
Other comprehensive income (loss) before reclassifications	1	25	6	(2)	30
Amounts reclassified out of AOCI	1	—	—	(1)	—
Net other comprehensive income (loss)	2	25	6	(3)	30
Balance at June 30, 2026	$7	$(64)	$3	$13	$(41)

	Changes in value of financial instruments designated as cash flow hedges	Foreign currency translation adjustments	Change in net investment hedge	Unrecognized pension gain (loss)	Total
Balance at December 31, 2024	$30	$(292)	$11	$3	$(248)
Other comprehensive income (loss) before reclassifications	(26)	54	(19)	4	13
Amounts reclassified out of AOCI	10	—	—	—	10
Net other comprehensive income (loss)	(16)	54	(19)	4	23
Balance at March 31, 2025	$14	$(238)	$(8)	$7	$(225)
Other comprehensive income (loss) before reclassifications	(16)	191	(40)	—	135
Amounts reclassified out of AOCI	7	(1)	—	—	6
Net other comprehensive income (loss)	(9)	190	(40)	—	141
Balance at June 30, 2025	$5	$(48)	$(48)	$7	$(84)

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

The Company derives its segment results directly from the manner in which results are reported in its management reporting system. The Company groups its product offerings by its reportable segments, VSD, PSD, and MSD. For each reportable segment, the Company also provides services relating to the maintenance and repair of its products, sales of spare parts, installation and training. Unallocated corporate expenses represent those costs not specifically related to the operations of each segment and are managed separately at the corporate level and primarily relate to labor costs of global functions, such as operations and real estate.

The following tables set forth the details of gross profit by reportable segment and the reconciliation to income before income taxes:

	Three Months Ended June 30, 2026
	VSD	PSD	MSD	Total
Product	$419	$300	$385	$1,104
Services	88	41	15	144
Revenues by segment	507	341	400	1,248
Total cost of revenues (exclusive of amortization shown separately below)(1)	285	167	198	650
Segment gross profit	222	174	202	598
Segment gross profit percentage	43.8%	50.8%	50.5%	47.9%
Reconciliation to income before income taxes
Operating expenses:
Research and development				76
Selling, general and administrative				200
Restructuring and other				6
Amortization of intangible assets				62
Unallocated corporate expenses				3
Income from operations				251
Interest income				(2)
Interest expense				38
Loss on extinguishment of debt				4
Other (income) expense, net				(2)
Income before income taxes				$213

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

	Three Months Ended June 30, 2025
	VSD	PSD	MSD	Total
Product	$334	$204	$310	$848
Services	73	39	13	125
Revenues by segment	407	243	323	973
Total cost of revenues (exclusive of amortization shown separately below)(1)	229	140	149	518
Segment gross profit	178	103	174	455
Segment gross profit percentage	43.7%	42.4%	53.9%	46.8%
Reconciliation to income before income taxes
Operating expenses:
Research and development				76
Selling, general and administrative				175
Restructuring and other				5
Amortization of intangible assets				62
Unallocated corporate expenses				2
Income from operations				135
Interest income				(4)
Interest expense				55
Loss on extinguishment of debt				2
Other expense (income), net				10
Income before income taxes				$72

	Six Months Ended June 30, 2026
	VSD	PSD	MSD	Total
Product	$771	$563	$724	$2,058
Services	162	80	26	268
Revenues by segment	933	643	750	2,326
Total cost of revenues (exclusive of amortization shown separately below)(1)	528	328	365	1,221
Segment gross profit	405	315	385	1,105
Segment gross profit percentage	43.4%	49.1%	51.3%	47.5%
Reconciliation to income before income taxes
Operating expenses:
Research and development				157
Selling, general and administrative				389
Restructuring and other				9
Legal settlement				3
Fees and expenses related to debt activities				18
Amortization of intangible assets				125
Unallocated corporate expenses				4
Income from operations				400
Interest income				(4)
Interest expense				83
Loss on extinguishment of debt				9
Other (income) expense, net				(2)
Income before income taxes				$314

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

	Six Months Ended June 30, 2025
	VSD	PSD	MSD	Total
Product	$652	$430	$586	$1,668
Services	141	77	24	242
Revenues by segment	793	507	610	1,910
Total cost of revenues (exclusive of amortization shown separately below)(1)	440	288	280	1,008
Segment gross profit	353	219	330	902
Segment gross profit percentage	44.5%	43.3%	54.2%	47.2%
Reconciliation to income before income taxes
Operating expenses:
Research and development				145
Selling, general and administrative				361
Restructuring and other				21
Fees and expenses related to debt activities				2
Amortization of intangible assets				122
Unallocated corporate expenses				5
Income from operations				246
Interest income				(7)
Interest expense				108
Loss on extinguishment of debt				5
Other expense (income), net				9
Income before income taxes				$131

(1)
The significant expense category and amount align with the segment-level information that is regularly provided to the CODM.

The following table sets forth capital expenditures by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
VSD	$14	$19	$26	$27
PSD	10	4	14	7
MSD	7	6	13	13
Total capital expenditures	$31	$29	$53	$47

The following table sets forth depreciation and amortization by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
VSD	$9	$11	$17	$22
PSD	12	13	24	25
MSD	64	63	130	125
Total depreciation and amortization	$85	$87	$171	$172

The following tables set forth segment assets by reportable segment:

June 30, 2026	Accounts receivable, net	Inventories	Total
VSD	$283	$530	$813
PSD	220	299	519
MSD	327	204	531
Total segment assets	$830	$1,033	$1,863

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

December 31, 2025	Accounts receivable, net	Inventories	Total
VSD	$190	$475	$665
PSD	163	270	433
MSD	298	176	474
Total segment assets	$651	$921	$1,572

The following table reconciles total segment assets to total assets:

	June 30, 2026	December 31, 2025
Total segment assets	$1,863	$1,572
Cash and cash equivalents	611	675
Other current assets	300	263
Property, plant and equipment, net	798	810
Right-of-use assets	265	270
Goodwill and intangible assets, net	4,595	4,714
Other assets	509	492
Total assets	$8,941	$8,796

Geographic Area

Information about the Company’s operations by geographic area is presented in the table below. Net revenues from unaffiliated customers are based on the shipped-to location of the end customer. Intercompany sales between geographic areas are recorded at tax transfer prices and have been eliminated from consolidated revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
Net revenues:	2026	2025	2026	2025
United States	$225	$187	$420	$364
China	292	219	543	438
South Korea	160	122	289	225
Malaysia	90	54	160	104
Taiwan	87	66	149	126
Singapore	78	72	151	135
Japan	78	59	145	127
Other	238	194	469	391
	$1,248	$973	$2,326	$1,910

(16)
Restructuring

The Company recorded $4 and $7 of restructuring charges in restructuring and other during the three and six months ended June 30, 2026, respectively, primarily related to severance costs incurred as a result of a reorganization of certain business units within PSD, which was implemented in the first quarter of 2026, and the planned closing of a PSD facility in Europe, which was initiated during the first quarter of 2026. The facility closing is expected to be completed in early 2027. The Company recorded $3 and $19 of restructuring charges in restructuring and other during the three and six months ended June 30, 2025, respectively, primarily related to severance costs incurred as a result of a cost saving initiative implemented during the first quarter of 2025, mainly in the general metal finishing business within MSD.

The activity related to the Company’s restructuring accrual is shown below:

	Six Months Ended June 30,
	2026	2025
Beginning of period	$6	$3
Charged to expense	7	19
Payments and adjustments	(10)	(7)
End of period	$3	$15

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

The Management’s Discussion and Analysis of Financial Condition and Results of Operations describes principal factors affecting the results of operations, financial condition, cash flows and liquidity, as well as our critical accounting policies and estimates that require significant judgment and thus have the most significant potential impact on our condensed consolidated financial statements, and is intended to better allow investors to view the Company from management’s perspective. This section focuses on material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of our future operating results or of our future financial condition. This section provides an analysis of our financial results for the three months ended June 30, 2026 compared to the three months ended March 31, 2026, and the six months ended June 30, 2026 compared to the six months ended June 30, 2025. As a result of rounding, there may be immaterial differences in amounts presented and certain calculations may not sum to the total number expressed in each category or tie to a corresponding schedule.

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

Markets

Net Revenues by End Market

	Three Months Ended				Six Months Ended
(Dollars in millions)	June 30, 2026	% Total	March 31, 2026	% Total	June 30, 2026	% Total	June 30, 2025	% Total
Semiconductor	$554	44%	$466	43%	$1,019	44%	$846	44%
Electronics and Packaging	381	31%	321	30%	703	30%	519	27%
Specialty Industrial	313	25%	291	27%	604	26%	545	29%
Total net revenues	$1,248	100%	$1,078	100%	$2,326	100%	$1,910	100%

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

For the three months ended June 30, 2026, net revenues in our semiconductor market increased by $88 million, or 19%, compared to the prior quarter, primarily due to higher sales of our semiconductor capital equipment serving deposition and etch applications as well as NAND memory production upgrades and increased service revenues, all at VSD.

For the six months ended June 30, 2026, net revenues in our semiconductor market increased by $173 million, or 20%, compared to the same period in the prior year. This increase was mainly due to higher sales of our semiconductor capital equipment serving deposition and etch applications and service revenues at VSD, as well as higher sales of our lithography, metrology and inspection products at PSD.

Electronics and Packaging Market

We are a foundational solutions provider for the electronics and packaging market. Our portfolio includes photonics components, laser drilling systems, electronics chemistries and plating equipment that are critical for the manufacturing of printed circuit boards (“PCB”) and package substrates, and critical to wafer level packaging (“WLP”) applications. Similar to the semiconductor industry, the PCB, package substrate and WLP industries demand smaller features, greater density, and better performance. In addition, the electronics and packaging market also includes sales of our vacuum and photonics solutions for display manufacturing applications. We characterize our complementary offering of laser systems and chemistry solutions as Optimize the Interconnect®, to reflect the unique technology enablement we provide at the Interconnect level within PCBs, package substrates and WLPs. We are currently seeing increased investments driven by AI applications.

For the three months ended June 30, 2026, net revenues in our electronics and packaging market increased by $60 million, or 19%, compared to the prior quarter primarily due to higher sales of chemistry and chemistry equipment at MSD as well as higher sales of flexible PCB via drilling systems at PSD.

For the six months ended June 30, 2026, net revenues in our electronics and packaging market increased by $184 million, or 35%, compared to the same period in the prior year. This increase was primarily due to higher sales of chemistry at MSD and higher sales of flexible PCB via drilling systems at PSD.

Specialty Industrial Market

Our strategy in the specialty industrial market is to leverage our domain expertise and proprietary technologies across a broad array of applications in industrial, life and health sciences, and research and defense markets.

Industrial

Industrial encompasses a wide range of diverse applications, including chemistries for functional coatings, surface finishing and wear resistance in the automobile industry, vacuum solutions for synthetic diamond manufacturing and photonics for solar manufacturing and datacom applications. Other applications include vacuum and photonics solutions for light emitting diode and laser diode manufacturing.

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

For the three months ended June 30, 2026, net revenues in our specialty industrial market increased by $22 million, or 8%, compared to the prior quarter, mainly due to higher sales in datacom applications at PSD and general industrial applications across all our divisions.

For the six months ended June 30, 2026, net revenues in our specialty industrial market increased by $59 million, or 11%, compared to the same period in the prior year. This increase was primarily due to higher sales in datacom applications and defense applications at PSD.

International Markets

A significant portion of our net revenues is from sales to customers in international markets. For the six months ended June 30, 2026 and 2025, international net revenues accounted for approximately 82% and 81% respectively, of our total net revenues. We report geographical net revenues based on the shipped-to location of the end customer. A significant portion of our international net revenues was from customers in China, South Korea, Malaysia, Taiwan, Singapore and Japan. We expect international net revenues will continue to account for a significant percentage of total net revenues for the foreseeable future.

Long-lived assets located outside of the United States accounted for approximately 69% and 70% of our total long-lived assets as of June 30, 2026 and December 31, 2025, respectively. Long-lived assets include property, plant and equipment, net, right-of-use assets and certain other assets.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total net revenues of certain line items included in our condensed consolidated statements of operations and comprehensive income (loss) data:

	Three Months Ended		Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Net revenues:
Product	88.5%	88.5%	88.5%	87.3%
Service	11.5	11.5	11.5	12.7
Total net revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product revenues	46.6	47.7	47.1	47.1
Cost of service revenues	5.8	5.3	5.5	5.9
Total cost of revenues (exclusive of amortization shown separately below)	52.4	53.0	52.7	53.0
Gross profit	47.6	47.0	47.3	47.0
Research and development	6.1	7.5	6.7	7.6
Selling, general and administrative	16.0	17.6	16.7	18.9
Restructuring and other	0.5	0.3	0.4	1.1
Legal settlement	—	0.3	0.1	—
Fees and expenses related to debt activities	—	1.7	0.8	0.1
Amortization of intangible assets	5.0	5.8	5.4	6.4
Income from operations	20.1	13.8	17.2	12.9
Interest income	(0.2)	(0.2)	(0.2)	(0.4)
Interest expense	3.0	4.2	3.6	5.7
Loss on extinguishment of debt	0.3	0.5	0.4	0.3
Other (income) expense, net	(0.2)	(0.1)	(0.1)	0.5
Income before income taxes	17.1	9.5	13.5	6.9
Provision for income taxes	3.0	1.7	2.4	0.9
Net income	14.0%	7.8%	11.1%	6.0%

The following table sets forth our net revenues for product and service:

Net Revenues

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Product	$1,104	$954	$2,058	$1,668
Service	144	124	268	242
Total net revenues	$1,248	$1,078	$2,326	$1,910

For the three months ended June 30, 2026, net product revenues increased $150 million compared to the prior quarter primarily due to higher sales of our semiconductor capital equipment serving deposition and etch applications as well as higher NAND memory production upgrades at VSD, higher sales of chemistry at MSD and higher sales of flexible PCB via drilling systems at PSD.

For the six months ended June 30, 2026, net product revenues increased $390 million compared to the same period in the prior year, primarily as a result of higher sales of chemistry at MSD, semiconductor capital equipment serving deposition and etch applications at VSD, and flexible PCB via drilling systems and datacom applications at PSD.

Net service revenues consisted mainly of fees for services related to the maintenance and repair of our products, sales of spare parts, and installation and training. For the three months ended June 30, 2026, net service revenues increased $20 million compared to the prior quarter mainly as a result of higher repair demand in our semiconductor market at VSD.

For the six months ended June 30, 2026, net service revenues increased $26 million compared to the same period in the prior year, primarily due to higher repair demand in our semiconductor market at VSD.

The following table sets forth our net revenues by reportable segment:

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Vacuum Solutions Division	$507	$425	$933	$793
Photonics Solutions Division	341	303	643	507
Materials Solutions Division	400	350	750	610
Total net revenues	$1,248	$1,078	$2,326	$1,910

For the three months ended June 30, 2026, net revenues from VSD increased $82 million compared to the prior quarter mainly due to increased sales of semiconductor capital equipment serving deposition and etch applications as well as NAND memory production upgrades and higher service revenues. For the six months ended June 30, 2026, net revenues from VSD increased $140 million compared to the same period in the prior year, mainly due to higher sales of our semiconductor capital equipment serving deposition and etch applications and higher service revenues.

For the three months ended June 30, 2026, net revenues from PSD increased $38 million compared to the prior quarter mainly due to higher sales of flexible PCB via drilling systems in our electronics and packaging market, lithography, metrology and inspection products in our semiconductor market and datacom applications in our specialty industrial market. For the six months ended June 30, 2026, net revenues from PSD increased $136 million compared to the same period in the prior year, mainly due to higher sales of flexible PCB via drilling systems in our electronics and packaging market, datacom applications in our specialty industrial market, as well as lithography, metrology and inspection products in our semiconductor market.

For the three months ended June 30, 2026, net revenues from MSD increased $50 million compared to the prior quarter mainly due to higher sales of chemistry and chemistry equipment in our electronics and packaging market. For the six months ended June 30, 2026, net revenues from MSD increased $140 million compared to the same period in the prior year, mainly due to higher sales of chemistry in our electronics and packaging market.

The following table sets forth gross profit as a percentage of net revenues by product and service:

Gross Profit Excluding Amortization

	Three Months Ended			Six Months Ended
	June 30, 2026	March 31, 2026	% Points Change	June 30, 2026	June 30, 2025	% Points Change
(As a percentage of net revenues)
Product	47.3%	46.1%	1.2%	46.7%	46.0%	0.7%
Service	50.1%	54.3%	(4.2)%	52.0%	53.8%	(1.8)%
Total gross profit percentage	47.6%	47.0%	0.6%	47.3%	47.0%	0.3%

Gross profit as a percentage of net product revenues increased by 1.2 percentage points for the three months ended June 30, 2026 compared to the prior quarter, primarily due to higher revenue volumes, lower excess and obsolete inventory charges, and lower tariff and duty costs, partially offset by unfavorable product mix.

Gross profit as a percentage of net product revenues increased by 0.7 percentage points for the six months ended June 30, 2026 compared to the same period in the prior year, primarily due to higher revenue volumes and lower excess and obsolete inventory charges, partially offset by unfavorable product mix.

Gross profit as a percentage of net services revenues decreased by 4.2 percentage points for the three months ended June 30, 2026 compared to the prior quarter, primarily due to unfavorable product mix and unfavorable labor and overhead absorption, partially offset by higher revenue volumes.

Gross profit as a percentage of net services revenues decreased by 1.8 percentage points for the six months ended June 30, 2026 compared to the same period in the prior year, primarily due to unfavorable product mix, partially offset by lower excess and obsolete inventory charges.

The following table sets forth gross profit as a percentage of net revenues by reportable segment:

	Three Months Ended			Six Months Ended
	June 30, 2026	March 31, 2026	% Points Change	June 30, 2026	June 30, 2025	% Points Change
(As a percentage of net revenues)
Vacuum Solutions Division	43.8%	42.9%	0.9%	43.4%	44.5%	(1.1)%
Photonics Solutions Division	50.8%	47.2%	3.6%	49.1%	43.3%	5.8%
Materials Solutions Division	50.5%	52.2%	(1.7)%	51.3%	54.2%	(2.9)%
Total gross profit percentage	47.6%	47.0%	0.6%	47.3%	47.0%	0.3%

Gross profit as a percentage of net revenues for VSD increased for the three months ended June 30, 2026 compared to the prior quarter, primarily due to higher revenue volumes, lower excess and obsolete inventory charges and lower tariff and duty costs, partially offset by unfavorable factory utilization and product mix. Gross profit as a percentage of net revenues for VSD decreased for the six months ended June 30, 2026 compared to the same period in the prior year, primarily due to unfavorable product mix, partially offset by higher revenue volumes and favorable factory utilization as well as lower excess and obsolete inventory charges.

Gross profit as a percentage of net revenues for PSD increased for the three months ended June 30, 2026 compared to the prior quarter, primarily due to lower tariff and duty costs and higher revenue volumes. Gross profit as a percentage of net revenues for PSD increased for the six months ended June 30, 2026 compared to the same period in the prior year, primarily due to higher revenue volumes, favorable factory utilization and lower excess and obsolete inventory charges, partially offset by unfavorable product mix.

Gross profit as a percentage of net revenues for MSD decreased for the three months ended June 30, 2026 compared to the prior quarter, primarily due to unfavorable product mix, partially offset by higher revenue volumes. Gross profit as a percentage of net revenues for MSD decreased for the six months ended June 30, 2026 compared to the same period in the prior year, primarily due to unfavorable product mix, partially offset by higher revenue volumes.

The above gross profit percentages by division exclude an immaterial amount of unallocated corporate expense included in the total gross profit percentage.

Research and Development

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Research and development	$76	$81	$157	$145

Research and development expenses for the three months ended June 30, 2026 decreased $5 million compared to the prior quarter, primarily due to a $4 million reduction in project material costs and a $2 million increase in government assistance grants, partially offset by a $2 million increase in compensation related costs. Research and development expenses increased $12 million for the six months ended June 30, 2026 compared to the same period in the prior year, primarily due to increases of $8 million in compensation-related costs and $3 million in software maintenance costs.

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

We continue to make product advancements designed to meet our customers’ evolving needs. We have developed, and continue to develop, new products designed to address industry trends, such as the rising demand for more complex hardware architecture related to increasing investments in artificial intelligence, the shrinking of integrated circuit critical dimensions and technology inflections, and, in the flat panel display and solar markets, the transition to larger substrate sizes, which require more advanced processing and process control technology, the continuing drive toward more complex and capable components and systems for AI datacenters and edge devices, the growth in units and via counts in the high density interconnect PCB drilling market, and the transition from internal combustion to electric vehicles. In addition, we have developed, and continue to develop, products that support the migration to new classes of materials, ultra-thin layers, and 3D structures that are used in small geometry manufacturing. In our chemistry and equipment plating businesses, a majority of our research and development investment supports existing customers’ product improvement needs and their short-term research and development goals, which enables us to pioneer new high-value solutions while limiting commercial risk. Research and development expenses consist primarily of salaries and related expenses for personnel engaged in research and development, fees paid to consultants, material costs for prototypes and other expenses related to the design, development, testing and enhancement of our products.

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

Selling, General and Administrative

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Selling, general and administrative	$200	$190	$389	$361

Selling, general and administrative expenses increased $10 million for the three months ended June 30, 2026 compared to the prior quarter, primarily due to increases of $6 million in compensation related costs and $1 million in software maintenance costs.

Selling, general and administrative expenses increased $28 million for the six months ended June 30, 2026 compared to the same period in the prior year, primarily due to increases of $23 million in compensation related costs and $2 million in sales commissions.

Restructuring and Other

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Restructuring and other	$6	$3	$9	$21

Restructuring and other charges during the three and six months ended June 30, 2026 and the three months ended March 31, 2026 related primarily to severance costs incurred as a result of a reorganization of certain business units within PSD, which was implemented in the first quarter of 2026, and the planned closing of a PSD facility in Europe, which was initiated during the first quarter of 2026. The facility closing is expected to be completed in early 2027. Restructuring and other charges during the six months ended June 30, 2025 related primarily to severance costs incurred as a result of a global cost saving initiative implemented during the first quarter of 2025, mainly in the general metal finishing business within MSD.

Legal Settlement

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Legal settlement	$—	$3	$3	$—

During the three months ended March 31, 2026 and the six months ended June 30, 2026, we recorded a charge related to the resolution of a legal matter.

Fees and Expenses Related to Debt Activities

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Fees and expenses related to debt activities	$—	$18	$18	$2

During the three months ended March 31, 2026 and the six months ended June 30, 2026, we recorded fees and expenses related to the Sixth Amendment to Credit Agreement, dated as of February 4, 2026, by and among us as parent borrower, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and each lender party thereto (the “Sixth Amendment”) as well as a fee from a foreign exchange option contract related to the 2034 Notes (as defined below). During the six months ended June 30, 2025, we recorded fees and expenses related to the Fifth Amendment to Credit Agreement, dated as of January 24, 2025, by and among us as parent borrower, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and each lender party thereto (the “Fifth Amendment”).

Amortization of Intangible Assets

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Amortization of intangible assets	$62	$63	$125	$122

Amortization of intangible assets for the three months ended June 30, 2026 decreased $1 million compared to the prior quarter and for the six months ended June 30, 2026 increased $3 million compared to the same period in the prior year, primarily due to the impact of foreign exchange rates on intangible assets at foreign locations.

Interest Expense, Net

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Interest expense, net	$36	$43	$79	$101

Interest expense, net decreased by $7 million for the three months ended June 30, 2026 compared to the prior quarter, primarily due to the Sixth Amendment, which resulted in a reduction in interest rates under our Term Loan Facility and the 2034 Notes Offering (each as defined below), the proceeds of which we used, together with cash on hand, to prepay approximately $1.3 billion of our USD Tranche B (as defined below). We also made a voluntary prepayment of $100 million on our USD Tranche B during the three months ended June 30, 2026.

Interest expense, net, decreased by $22 million for the six months ended June 30, 2026, compared to the same period in the prior year, primarily as a result of the Sixth Amendment and the 2034 Notes Offering as described above, as well as various quarterly voluntary prepayments on the USD Tranche B in the amount of $400 million and $200 million in 2025 and 2026, respectively.

Loss on Extinguishment of Debt

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Loss on extinguishment of debt	$4	$5	$9	$5

For the three months ended June 30, 2026, we recorded a loss on extinguishment of debt as a result of the acceleration of deferred financing and original issue discounts associated with our loans under the Term Loan Facility in connection with a voluntary prepayment.

For the three months ended March 31, 2026 and six months ended June 30, 2026, in connection with the Sixth Amendment and voluntary prepayment on our USD Tranche B loan in February 2026, we recorded a loss on extinguishment of debt as a result of the acceleration of deferred financing and original issue discounts associated with our loans under the Term Loan Facility.

For the six months ended June 30, 2025, we recorded a loss on extinguishment of debt as a result of the acceleration of deferred financing and original issue discounts associated with our loans under the Term Loan Facility in connection with voluntary prepayments in January 2025 and June 2025 and the Fifth Amendment.

Other (Income) Expense, Net

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Other (income) expense, net	$(2)	$(1)	$(2)	$9

Other (income) expense, net for the three and six months ended June 30, 2026, three months ended March 31, 2026 and six months ended June 30, 2025 consisted primarily of net foreign exchange and fair value gains and losses.

Provision for Income Taxes

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Provision for income taxes	$38	$18	$56	$17

Our effective tax rates for the three months ended June 30, 2026 and March 31, 2026 were 17.8% and 17.7%, respectively. The effective tax rate for both periods was lower than the U.S. statutory tax rate, mainly due to the U.S. deduction for

Foreign-Derived Deduction Eligible Income (“FDDEI”) and research and development tax credits, partially offset by foreign withholding taxes and a waiver of deductions related to U.S. base erosion payments.

Our effective tax rates for the six months ended June 30, 2026 and June 30, 2025 were 17.8% and 13.0%, respectively. Our effective tax rate for the six months ended June 30, 2026 was lower than the U.S. statutory tax rate, mainly due to the U.S. deduction for FDDEI and research and development tax credits, partially offset by foreign withholding taxes and a waiver of deductions related to U.S. base erosion payments. Our effective tax rate for the six months ended June 30, 2025 was lower than the U.S. statutory tax rate mainly due to the U.S. deduction for foreign-derived intangible income and research and development tax credits, partially offset by foreign withholding taxes and a waiver of deductions related to U.S. base erosion payments.

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

The Organisation for Economic Co-operation and Development (“OECD”) and participating OECD member countries have issued rules introducing a 15% global minimum corporate tax rate for large multinational enterprise groups, also known as “Pillar Two.” These rules were amended in January 2026 by the OECD “Side-by-Side package” in particular to address the coexistence of U.S. minimum tax regimes and ensure that U.S. based multinational groups are not subject to both primary and secondary top-up taxes under Pillar Two. The adoption and effective dates of Pillar Two and any additional rules vary by country. However, Pillar Two has not had a material impact on our financial results for the six months ended June 30, 2026, and we do not expect Pillar Two to have a material impact on our financial results for the year ending December 31, 2026. We will continue to monitor and evaluate the impact of any developing legislation.

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

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2026 and December 31, 2025 totaled $611 million and $675 million, respectively. The primary driver of our current and anticipated future cash flows is, and we expect will continue to be, cash generated from operations, consisting primarily of our net income, excluding non-cash charges and changes in operating assets and liabilities.

Our total cash and cash equivalents at June 30, 2026 consisted of $128 million held in the United States and $483 million held by our foreign subsidiaries. We believe that our current cash and cash equivalents, and available borrowing capacity, together with the cash anticipated to be generated from our operations, will be sufficient to satisfy our estimated working capital needs, planned capital expenditure requirements, payments of debt, potential settlement of convertible debt conversions and any future cash dividends declared by our Board of Directors or share repurchases through at least the next 12 months and the foreseeable future.

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

Net cash provided by operating activities was $296 million for the six months ended June 30, 2026 and resulted from net income of $258 million, which included non-cash charges of $189 million, mainly the result of $171 million in depreciation and amortization, partially offset by deferred income taxes of $44 million and a net increase in working capital of $151 million. The net increase in working capital was primarily due to increases in accounts receivable of $184 million as a result of higher sales and inventory of $139 million as a result of higher demand. The net increase in working capital was partially offset by an increase in accounts payable of $146 million as a result of increased demand.

Net cash used in investing activities was $80 million for the six months ended June 30, 2026 primarily related to capital expenditures for new facility additions in Malaysia and China.

Net cash used in financing activities was $285 million for the six months ended June 30, 2026, primarily due to net proceeds of €1.0 billion aggregate principal amount from the 2034 Notes, as defined and described further below, offset by the prepayment of $1.3 billion of the USD Tranche B loan using the proceeds from the 2034 Notes, together with cash on hand. Net cash used in financing activities also included additional payments of the Tranche B loans of $104 million, net payments related to employee stock awards of $42 million, payments for deferred finance costs related to the issuance of the 2034 Notes of $22 million and dividend payments of $34 million.

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

During the six months ended June 30, 2026, we did not repurchase any shares of common stock. During the six months ended June 30, 2025, we repurchased approximately 546,000 shares of our common stock for total consideration of $45 million. We have repurchased approximately 3.1 million shares of common stock for approximately $172 million pursuant to the program since its adoption.

Holders of our common stock are entitled to receive dividends when and if they are declared by our Board of Directors. During the first and second quarters of 2026, we paid cash dividends of $0.25 per share, totaling in aggregate $34 million during the six months ended June 30, 2026. During the first and second quarters of 2025, we paid cash dividends of $0.22 per share, totaling in aggregate $30 million during the six months ended June 30, 2025.

On August 3, 2026, our Board of Directors declared a quarterly cash dividend of $0.25 per share to be paid on September 3, 2026 to stockholders of record as of August 25, 2026. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of our Board of Directors.

Credit Facilities

On August 17, 2022, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, Barclays Bank PLC, and the lenders from time to time party thereto, which we have since amended several times, including most recently in February 2026 (as amended, the “Credit Agreement”). As of June 30, 2026, after giving effect to all amendments and repayments prior to such date, the Credit Agreement provided for (i) a senior secured term loan facility comprised of two tranches: a $812 million loan (as refinanced and otherwise modified from time to time, the “USD Tranche B”) and a €585 million loan (as refinanced and otherwise modified from time to time, the “Euro Tranche B” and together with the USD Tranche B, the “Term Loan Facility”) and (ii) a senior secured revolving credit facility with aggregate commitments of $1.0 billion (as refinanced and otherwise modified from time to time, the “Revolving Facility” and, together with the Term Loan Facility, the “Credit Facilities”).

As of June 30, 2026, borrowings under the Credit Facilities bore interest at a rate per annum equal to, at our option, any of the following, plus, in each case, an applicable margin: (a) with respect to the USD Tranche B and the Revolving Facility, (x) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the prime rate quoted in The Wall Street Journal, or (3) a forward-looking term rate based on the variable secured overnight financing rate (“Term SOFR”) for an interest period of one month, plus 1.00%, and (y) a Term SOFR rate for the interest period relevant to such borrowing; and (b) with respect to the Euro Tranche B, a Euro Interbank Offered Rate (“EURIBOR”) rate determined by reference to the costs of funds for Euro deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case of clauses (a) and (b) above subject to a rate floor of 0.0%. As of June 30, 2026, the applicable margins for borrowings under the Credit Facilities were (i) under the USD Tranche B and the Revolving Facility, 0.75% with respect to base rate borrowings and 1.75% with respect to Term SOFR borrowings and (ii) under the Euro Tranche B, 2.00%.

In addition to paying interest on outstanding principal under the Credit Facilities, we are required to pay a commitment fee in respect of the unutilized commitments under the Revolving Facility. The commitment fee is subject to adjustment based on our first lien net leverage ratio as of the end of the preceding fiscal quarter. As of June 30, 2026, the commitment fee was 0.25% per annum. We must also pay customary letter of credit fees and agency fees.

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

On each of May 6, 2026 and August 4, 2026, we made a voluntary prepayment of $100 million principal amount on the USD Tranche B loan.

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

As of June 30, 2026, we were required to make scheduled quarterly principal payments equal to $2 million with respect to the USD Tranche B and €2 million with respect to the Euro Tranche B, in each case with the balance due thereunder on the maturity date of the Term Loan Facility. There is no scheduled amortization under the Revolving Facility. Any principal amount outstanding under the Revolving Facility is due and payable in full on the maturity date of the Revolving Facility.

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

The Credit Agreement contains customary representations and warranties, covenants and provisions relating to events of default. As of June 30, 2026, we were in compliance with all covenants under the Credit Agreement. The USD Tranche B and the Euro Tranche B are not subject to financial maintenance covenants.

As of June 30, 2026, the weighted average interest rate of the Term Loan Facility was 4.75%. As of June 30, 2026, there were no borrowings under the Revolving Facility.

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

As of June 30, 2026, the conversion rate for the Convertible Notes was 6.4813 shares of our common stock per one thousand dollars principal amount of the Convertible Notes, which is equivalent to a conversion price of approximately $154.29 per share. The conversion rate is subject to adjustment upon the occurrence of certain events.

Upon conversion, we will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. Prior to the close of business on the business day immediately preceding March 1, 2030, noteholders may convert all or any portion of their Convertible Notes under the following circumstances:

•
during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ended September 30, 2024, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the Convertible Notes on each applicable trading day (the “Sale Price Condition”) (approximately $200.58 per share based on the current conversion price of approximately $154.29 per share, which is subject to further adjustment upon the occurrence of certain events);
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

The Convertible Notes Indenture contains customary terms and covenants, including that upon certain events of default that are occurring and continuing, either the Convertible Notes Trustee or the holders of at least 25% in aggregate principal amount of the outstanding Convertible Notes may declare 100% of the principal of, and accrued and unpaid interest, if any, on, all the Convertible Notes to be due and payable. The Convertible Notes are not subject to financial maintenance covenants.

The Sale Price Condition for the Convertible Notes was met during the calendar quarter ended June 30, 2026, and as a result, the Convertible Notes are convertible, in whole or in part, at the option of the holders thereof at any time during the calendar quarter ending September 30, 2026 and have been classified as short-term debt, net of issuance costs, on the condensed consolidated balance sheet beginning at June 30, 2026. The Convertible Notes were issued at par and costs associated with the issuance of the Convertible Notes are amortized to interest expense over the contractual term of the Convertible Notes. As of June 30, 2026, $1.4 billion in aggregate principal amount of the Convertible Notes remained outstanding. As of June 30, 2026, the effective interest rate of the Convertible Notes was 1.56%.

Capped Call Transactions

On May 13, 2024, in connection with the pricing of the Convertible Notes, and on May 14, 2024, in connection with the exercise in full by the initial purchasers of their option to purchase additional Convertible Notes, we entered into privately negotiated capped call transactions (“Convertible Debt Capped Calls”) with certain of the initial purchasers of the Convertible Notes or their respective affiliates and other financial institutions. The Convertible Debt Capped Calls are expected generally to reduce the potential dilution to our common stock upon conversion of any Convertible Notes and/or offset any cash payments that we are required to make in excess of the principal amount of any converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap initially equal to $237.42 per share, which represents a premium of 100% over the last reported sale price of $118.71 per share of our common stock on The Nasdaq Global Select Market on May 13, 2024, and which is subject to adjustments under the terms of the Convertible Debt Capped Calls.

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

The 2034 Notes Indenture also provides for customary events of default. Upon certain events of default that are occurring and continuing, either the 2034 Notes Trustee or the holders of at least 30% in aggregate principal amount of the outstanding 2034 Notes may declare the principal of, and accrued and unpaid interest, if any, and additional amounts, if any, on, all the 2034 Notes to be due and payable. In the event of certain insolvency and bankruptcy related events of default specified in the 2034 Notes Indenture, the principal of, and accrued and unpaid interest, if any, and additional amounts, if any, on, all the 2034 Notes shall automatically become due and payable. The 2034 Notes are not subject to financial maintenance covenants.

As of June 30, 2026, the effective interest rate of the 2034 Notes was 4.45%.

Lines of Credit and Borrowing Arrangements

Certain of our Japanese subsidiaries have lines of credit and a financing facility with various financial institutions, many of which generally expire and are renewed at three-month intervals with the remaining having no expiration date. The lines of credit and financing facility provided for aggregate borrowings of up to an equivalent of $12 million and $13 million as of June 30, 2026 and December 31, 2025, respectively. There were no borrowings outstanding under these arrangements at June 30, 2026 and December 31, 2025.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information concerning market risk is contained in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission on February 24, 2026. As of June 30, 2026, there were no material changes in our exposure to market risk from December 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
David P. Henry (Executive Vice President, Global Strategic Marketing, and General Manager, Materials Solutions Division)	Adoption (June 4, 2026)	Rule 10b5-1 trading arrangement	Sale	Until February 19, 2027, or such earlier date upon which all transactions are completed or expire without execution	Up to 4,000 shares
James A. Schreiner (Executive Vice President and Chief Operating Officer)	Adoption (June 15, 2026)	Rule 10b5-1 trading arrangement	Sale	Until January 29, 2027, or such earlier date upon which all transactions are completed or expire without execution	Up to 4,000 shares

ITEM 6. EXHIBITS.

Exhibit No.	Exhibit Description

+3.1(1)	Restated Articles of Organization of the Registrant

+3.2(2)	Second Amended and Restated By-Laws of the Registrant

+3.3(1)	Amendments to Second Amended and Restated By-Laws of the Registrant

+10.1(3)*	2022 Stock Incentive Plan, as amended and restated

+10.2(4)*	Form of Restricted Stock Unit Agreement for Non-Employee Directors under the 2022 Stock Incentive Plan, as amended and restated

+10.3(4)*	Form of Restricted Stock Unit Agreement for Employees under the 2022 Stock Incentive Plan, as amended and restated (Standard)

+10.4(4)*	Form of Restricted Stock Unit Agreement for Employees under the 2022 Stock Incentive Plan, as amended and restated (rTSR)

10.5*	Employment Agreement, effective May 11, 2026, between Renee Donlan and the Registrant

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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
(3)
Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-295747), filed with the Securities and Exchange Commission on May 11, 2026.
(4)
Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-23621), filed with the U.S. Securities and Exchange Commission on May 12, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MKS INC.

Date: August 6, 2026	By:	/s/ Ramakumar Mayampurath
Ramakumar Mayampurath
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)