Form 10-Q
period 2026-09-30
MKS INC
filed 2026-11-05
CIK 1049502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of October 27, 2026, the registrant had 67,620,475 shares of common stock outstanding.

MKS INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MKS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

(Unaudited)

ASSETS	September 30, 2026	December 31, 2025
Current assets:
Cash and cash equivalents	$676	$675
Trade accounts receivable, net of allowance for doubtful accounts of $6 and $5 at September 30, 2026 and December 31, 2025, respectively	902	651
Inventories	1,162	921
Other current assets	318	263
Total current assets	3,058	2,510

Property, plant and equipment, net	820	810
Right-of-use assets	259	270
Goodwill	2,600	2,574
Intangible assets, net	1,973	2,140
Other assets	522	492
Total assets	$9,232	$8,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,400	$51
Accounts payable	591	407
Other current liabilities	588	469
Total current liabilities	2,579	927

Long-term debt, net	2,377	4,150
Non-current deferred taxes	430	474
Non-current accrued compensation	146	149
Non-current lease liabilities	238	246
Other non-current liabilities	176	131
Total liabilities	5,946	6,077
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 200 shares authorized; 67.6 and 67.2 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	2,108	2,101
Retained earnings	1,155	711
Accumulated other comprehensive income (loss)	23	(93)
Total stockholders’ equity	3,286	2,719
Total liabilities and stockholders’ equity	$9,232	$8,796

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in millions, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenues:
Products	$1,264	$860	$3,322	$2,528
Services	149	128	417	370
Total net revenues	1,413	988	3,739	2,898
Cost of revenues:
Products	668	466	1,764	1,367
Services	71	61	199	173
Total cost of revenues (exclusive of amortization shown separately below)	739	527	1,963	1,540
Gross profit	674	461	1,776	1,358
Research and development	80	76	237	222
Selling, general and administrative	201	180	591	539
Restructuring and other	5	4	14	26
Legal settlement	—	—	3	—
Fees and expenses related to debt activities	—	—	18	2
Amortization of intangible assets	62	63	187	184
Income from operations	326	138	726	385
Interest income	(2)	(3)	(6)	(11)
Interest expense	38	53	121	162
Loss on extinguishment of debt	5	2	14	8
Other (income) expense, net	(2)	2	(4)	11
Income before income taxes	287	84	601	215
Provision for income taxes	51	10	106	27
Net income	$236	$74	$495	$188
Other comprehensive income (loss), net of tax:
Changes in value of financial instruments designated as cash flow hedges	$4	$(2)	$11	$(28)
Foreign currency translation adjustments	51	(23)	43	223
Change in net investment hedges	9	—	64	(60)
Unrecognized pension (loss) gain	—	—	(2)	4
Total comprehensive income	$300	$49	$611	$327
Net income per common share:
Basic	$3.49	$1.10	$7.32	$2.79
Diluted	$3.26	$1.10	$6.86	$2.78
Weighted average common shares outstanding:
Basic	67.7	67.3	67.6	67.3
Diluted	72.5	67.6	72.1	67.6

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share data)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance at December 31, 2025	67.2	$0.1	$2,101	$711	$(93)	$2,719
Net issuance under stock-based plans	0.1		(16)			(16)
Stock-based compensation			19			19
Cash dividend ($0.25 per common share)				(17)		(17)
Comprehensive income (loss) (net of tax):
Net income				84		84
Other comprehensive income					22	22
Balance at March 31, 2026	67.3	$0.1	$2,104	$778	$(71)	$2,811
Net issuance under stock-based plans	0.3		(26)			(26)
Stock-based compensation			15			15
Cash dividend ($0.25 per common share)				(17)		(17)
Comprehensive income (loss) (net of tax):
Net income				175		175
Other comprehensive income					30	30
Balance at June 30, 2026	67.6	$0.1	$2,093	$936	$(41)	$2,988
Stock-based compensation			15			15
Cash dividend ($0.25 per common share)				(17)		(17)
Comprehensive income (loss) (net of tax):
Net income				236		236
Other comprehensive income					64	64
Balance at September 30, 2026	67.6	$0.1	$2,108	$1,155	$23	$3,286

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance at December 31, 2024	67.4	$0.1	$2,067	$503	$(248)	$2,322
Net issuance under stock-based plans	—		(5)			(5)
Stock-based compensation			22			22
Stock repurchase	(0.5)		(17)	(28)		(45)
Cash dividend ($0.22 per common share)				(15)		(15)
Comprehensive income (loss) (net of tax):
Net income				52		52
Other comprehensive income					23	23
Balance at March 31, 2025	66.9	$0.1	$2,067	$512	$(225)	$2,354
Net issuance under stock-based plans	0.3		—			—
Stock-based compensation			12			12
Cash dividend ($0.22 per common share)				(15)		(15)
Comprehensive income (loss) (net of tax):
Net income				62		62
Other comprehensive income					141	141
Balance at June 30, 2025	67.2	$0.1	$2,078	$559	$(84)	$2,553
Stock-based compensation			12			12
Cash dividend ($0.22 per common share)				(15)		(15)
Comprehensive income (loss) (net of tax):
Net income				74		74
Other comprehensive (loss) income					(25)	(25)
Balance at September 30, 2025	67.2	$0.1	$2,090	$618	$(108)	$2,600

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$495	$188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	259	258
Unrealized (gain) loss on foreign currency and derivative instruments	(4)	(4)
Amortization of debt issuance costs and original issue discount	11	20
Loss on extinguishment of debt	14	8
Stock-based compensation	49	46
Provision for excess and obsolete inventory	21	37
Deferred income taxes	(64)	(125)
Other	(1)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(248)	24
Inventories	(263)	(54)
Other current and non-current assets	(17)	12
Accounts payable	214	31
Current and non-current accrued compensation	32	55
Income taxes payable	40	21
Other current and non-current liabilities	50	(14)
Net cash provided by operating activities	588	503
Cash flows from investing activities:
Purchases of investments	(1)	(1)
Proceeds from sale of long-lived assets	—	3
Purchases of property, plant and equipment	(128)	(98)
Net cash used in investing activities	(129)	(96)
Cash flows from financing activities:
Repurchase of common stock	—	(45)
Proceeds from borrowing	1,192	—
Payments of borrowings	(1,541)	(338)
Payments of deferred financing fees	(22)	—
Dividend payments	(51)	(44)
Net payments related to employee stock awards	(43)	(6)
Other financing activities	(1)	(4)
Net cash used in financing activities	(466)	(437)
Effect of exchange rate changes on cash and cash equivalents	8	13
Increase (decrease) in cash and cash equivalents	1	(17)
Cash and cash equivalents at beginning of period	675	714
Cash and cash equivalents at end of period	$676	$697
Supplemental disclosure of cash flow information:
Supplemental non-cash financing activities:
Right-of-use assets obtained in exchange for finance lease liabilities	$10	$46

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

(1)
Basis of Presentation

The terms “MKS” and the “Company” refer to MKS Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The interim financial data as of September 30, 2026, and for the three and nine months ended September 30, 2026, are unaudited; however, in the opinion of MKS, the interim data includes all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The condensed consolidated balance sheet presented as of December 31, 2025 has been derived from the consolidated audited financial statements as of that date. The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the MKS Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 24, 2026.

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

Derivatives and Hedging (Topic 815): Hedge Accounting Improvements

In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (“ASU 2025-09”), which focuses on aligning hedge accounting with the economics of an entity’s risk management activities. The amendments in ASU 2025-09 are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of adopting the new standard.

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

(3)
Revenue from Contracts with Customers

Contract assets as of September 30, 2026 and December 31, 2025 were $55 and $45, respectively. Contract assets reflect revenue recognized and performance obligations satisfied or partially satisfied in advance of customer billing. Deferred revenue that is expected to be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue. The Company has elected to use the practical expedient and is not disclosing the remaining performance obligations related to deferred revenue and customer advances because these obligations generally have a duration of less than one year. A roll forward of the Company’s deferred revenue and customer advances was as follows:

	Nine Months Ended
	September 30, 2026	September 30, 2025
Beginning of period(1)	$83	$73
Additions to deferred revenue and customer advances	244	162
Amount of deferred revenue and customer advances recognized in income	(189)	(155)
End of period(2)	$138	$80

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
(2)
Ending deferred revenue and customer advances balances as of September 30, 2026 included $128 of current deferred revenue and customer advances and $10 of long-term deferred revenue. Ending deferred revenue and customer advances balances as of September 30, 2025 included $77 of current deferred revenue and customer advances and $3 of long-term deferred revenue.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Semiconductor	$638	$415	$1,658	$1,261
Electronics and Packaging	415	289	1,118	809
Specialty Industrial	360	284	963	828
Total net revenues	$1,413	$988	$3,739	$2,898

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

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Assets and liabilities of the Company are measured at fair value on a recurring basis as of September 30, 2026, and are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents
Money market funds	$150	$150	$—	$—
Time deposits	15	—	15	—
Equity securities	6	6	—	—
Available-for-sale securities:
Group insurance contracts	6	—	6	—
Derivatives
Foreign exchange forward contracts	3	—	3	—
Interest rate swaps - non-current	15	—	15	—
Pension and deferred compensation plan assets	29	—	29	—
Total assets	$224	$156	$68	$—
Liabilities:
Derivatives
Foreign exchange forward contracts - current	$3	$—	$3	$—
Total liabilities	$3	$—	$3	$—
Reported as follows:
Assets:
Cash and cash equivalents(1)	$165	$150	$15	$—
Other current assets	3	—	3	—
Total current assets	$168	$150	$18	$—
Other assets	$56	$6	$50	$—
Liabilities:
Other current liabilities	$3	$—	$3	$—

(1)
The cash and cash equivalents amount presented in the table above does not include cash of $511 as of September 30, 2026.

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

(1)
The cash and cash equivalents amount presented in the table above does not include cash of $418 as of December 31, 2025.

Other Fair Value Disclosures

The estimated carrying value and fair value of the Company’s debt were as follows:

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility	$1,315	$1,318	$2,878	$2,900
Convertible Notes	1,400	2,570	1,400	1,792
2034 Notes	1,134	1,057	—	—
Total	$3,849	$4,945	$4,278	$4,692

The estimated fair values of the Company’s Term Loan Facility and 2034 Notes, each as defined and further described in Note 8, were determined using available market information based on recent trades or activity of debt instruments with substantially similar risks, terms and maturities, and fall within Level 2 under the fair value hierarchy. The estimated fair value of the Company’s Convertible Notes, as defined and further described in Note 8, was determined based on the last traded price of the Convertible Notes for the period ended September 30, 2026, and falls under Level 2 of the fair value hierarchy.

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

The following table summarizes the net notional values of foreign exchange forward contracts outstanding:

	September 30, 2026	December 31, 2025
Designated as cash flow hedging instruments:
Foreign exchange forward contracts - cash flow hedges	$8	$5
Not designated as cash flow hedging instruments:
Foreign exchange forward contracts - balance sheet hedges	$177	$367

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

As of September 30, 2026 and December 31, 2025, the Canadian dollar was the only notional contract designated as a cash flow hedging instrument.

The largest notional contracts for balance sheet hedges not designated as cash flow hedging instruments were denominated in the British pound, Hong Kong dollar and Euro as of September 30, 2026, and the Euro, Chinese yuan, British pound, and New Taiwan dollar as of December 31, 2025.

Net Investment Hedges

The Company designates certain Euro-denominated debt as net investment hedges to hedge a portion of its net investments in certain of its entities with functional currencies denominated in the Euro.

On February 4, 2026, the Company designated the 2034 Notes, as defined and discussed further in Note 8, as a net investment hedge. As of September 30, 2026, the total principal outstanding amount under the 2034 Notes was €1,000 and the entire balance was designated as a net investment hedge. In addition, on January 28, 2026, the Company entered into a foreign exchange forward contract with a notional value of €990, to manage its exposure to foreign currency exchange rate fluctuations related to the principal of the 2034 Notes from January 28, 2026 through the settlement date of February 4, 2026. The foreign exchange forward contract was designated as a net investment hedge and the related gain was reflected in the proceeds from borrowing on the condensed consolidated statements of cash flows. As of September 30, 2026 and December 31, 2025, the total principal amount outstanding under the Euro Tranche B, as defined and described further in Note 8, was €533 and €587, respectively, and the entire balance was designated as a net investment hedge.

For these net investment hedges, the Company records foreign currency remeasurement gains and losses within a component of OCI. Recognition in earnings of amounts previously recorded in accumulated OCI is limited to circumstances such as complete or substantially complete liquidation or sale of the net investment in the hedged foreign operations.

Interest Rate Agreements

The Company has interest rate swap agreements, which are cash-flow hedges, maturing through January 31, 2029, that exchange a one-month forward-looking term rate based on the variable secured overnight financing rate (“Term SOFR”) paid on the outstanding balance of its USD Tranche B, as defined and further described in Note 8, to a fixed rate. The notional value of the agreements was $500 and $1,900 as of September 30, 2026 and December 31, 2025, respectively. The decrease in notional value of the agreements was due to the Company de-designating certain interest rate swap agreements in the first quarter of 2026 in connection with the Company’s voluntary prepayment of the USD Tranche B loan, which resulted in the interest rate swaps no longer being effective hedges. The impact to the condensed consolidated financial statements was immaterial.

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

The following table summarizes the net gains (losses) on derivatives designated as cash flow hedging instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Foreign exchange forward contracts-cash flow hedges:
Net (losses) gains recognized in OCI, net of tax	$—	$—	$—	$(4)
Net gains (losses) reclassified from accumulated OCI into cost of revenues	$—	$—	$—	$4
Interest rate hedges:
Net gains (losses) recognized in OCI, net of tax	$4	$(2)	$11	$(24)
Net gains (losses) reclassified from accumulated OCI into interest expense	$1	$5	$1	$17

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The Company expects an immaterial amount to be reclassified from accumulated OCI into cost of revenues during the next 12 months related to foreign exchange forward contracts. The Company expects a net gain of approximately $7 to be reclassified from accumulated OCI into interest expense during the next 12 months related to interest rate hedges.

The following table summarizes the net gains (losses) on derivatives not designated as hedging instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net gains (losses) recognized in other (income) expense, net	$—	$1	$4	$(4)

Derivative instruments are subject to master netting arrangements. However, the Company has elected to record these contracts on a gross basis in the condensed consolidated balance sheet. The location and fair value amounts of derivative instruments reported in the condensed consolidated balance sheet is disclosed in Note 4.

(6)
Inventories

Inventories consist of the following:

	September 30, 2026	December 31, 2025
Raw materials	$802	$617
Work-in-process	148	116
Finished goods	212	188
Total	$1,162	$921

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

Goodwill associated with each of the Company’s reportable segments was as follows:

	VSD	PSD	MSD	Total
Reportable segment:
Gross goodwill at December 31, 2025	$358	$1,012	$3,037	$4,407
Foreign currency translation adjustments	1	(2)	27	26
Gross goodwill at September 30, 2026	359	1,010	3,064	4,433

Accumulated goodwill impairment at December 31, 2025	(141)	(390)	(1,302)	(1,833)
Impairment charge	—	—	—	—
Accumulated goodwill impairment at September 30, 2026	(141)	(390)	(1,302)	(1,833)

Goodwill, net of accumulated impairment and foreign currency translation adjustments at September 30, 2026	$218	$620	$1,762	$2,600

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Intangible Assets

The Company’s intangible assets were comprised of the following:

As of September 30, 2026	Gross	Accumulated Impairment Charges	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology	$1,268	$(152)	$(656)	$3	$463
Customer relationships	2,072	(1)	(732)	7	1,346
Patents, trademarks, trade names and other	383	(63)	(149)	(7)	164
	$3,723	$(216)	$(1,537)	$3	$1,973

As of December 31, 2025	Gross	Accumulated Impairment Charges	Accumulated Amortization	Foreign Currency Translation	Net
Completed technology	$1,268	$(152)	$(587)	$(3)	$526
Customer relationships	2,072	(1)	(622)	(5)	1,444
Patents, trademarks, trade names and other	381	(63)	(141)	(7)	170
	$3,721	$(216)	$(1,350)	$(15)	$2,140

Aggregate amortization expense related to acquired intangible assets for the nine months ended September 30, 2026 and 2025 was $187 and $184, respectively.

Aggregate amortization expense related to acquired intangible assets for future years is as follows:

Year	Amount
2026 (remaining)	$62
2027	249
2028	249
2029	246
2030	240
2031	212
Thereafter	659

The Company excluded from the above table intangible assets of $56 of indefinite-lived trademarks and trade names, which were not subject to amortization.

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

(8)
Debt

The Company’s outstanding debt was as follows:

	September 30, 2026	December 31, 2025
Short-term debt:
Term Loan Facility	$19	$51
Convertible Notes	1,400	—
Debt issuance costs - Convertible Notes	(19)	—
Convertible Notes, net	1,381	—
Total short-term debt, net	$1,400	$51
Long-term debt:
Term Loan Facility	$1,296	$2,827
Debt issuance costs - Term Loan Facility	(36)	(55)
Term Loan Facility, net	1,260	2,772
Convertible Notes	—	1,400
Debt issuance costs - Convertible Notes	—	(22)
Convertible Notes, net	—	1,378
2034 Notes	1,134	—
Debt issuance costs - 2034 Notes	(17)	—
2034 Notes, net	1,117	—
Total long-term debt, net	$2,377	$4,150

Credit Facilities

On August 17, 2022, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, Barclays Bank PLC, and the lenders from time to time party thereto, which the Company has amended several times, including most recently in February 2026 (as amended, the “Credit Agreement”). As of September 30, 2026, after giving effect to all amendments and repayments prior to such date, the Credit Agreement provided for (i) a senior secured term loan facility comprised of two tranches: a $710 loan (as refinanced and otherwise modified from time to time, the “USD Tranche B”) and a €533 loan (as refinanced and otherwise modified from time to time, the “Euro Tranche B” and together with the USD Tranche B, the “Term Loan Facility”) and (ii) a senior secured revolving credit facility with aggregate commitments of $1,000 (as refinanced and otherwise modified from time to time, the “Revolving Facility” and together with the Term Loan Facility, the “Credit Facilities”).

As of September 30, 2026, borrowings under the Credit Facilities bore interest at a rate per annum equal to, at the Company’s option, any of the following, plus, in each case, an applicable margin: (a) with respect to the USD Tranche B and the Revolving Facility, (x) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the prime rate quoted in The Wall Street Journal, or (3) a forward-looking term rate based on Term SOFR for an interest period of one month, plus 1.00%; and (y) a Term SOFR rate for the interest period relevant to such borrowing and (b) with respect to the Euro Tranche B, a Euro Interbank Offered Rate (“EURIBOR”) rate determined by reference to the costs of funds for Euro deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case of clauses (a) and (b) above subject to a rate floor of 0.0%. As of September 30, 2026, the applicable margins for borrowings under the Credit Facilities were (i) under the USD Tranche B and the Revolving Facility, 0.75% with respect to base rate borrowings and 1.75% with respect to Term SOFR borrowings, and (ii) under the Euro Tranche B, 2.00%.

In addition to paying interest on outstanding principal under the Credit Facilities, the Company is required to pay a commitment fee in respect of the unutilized commitments under the Revolving Facility. The commitment fee is subject to adjustment based on the Company’s first lien net leverage ratio as of the end of the preceding fiscal quarter. As of September 30, 2026, the commitment fee was 0.25% per annum. The Company must also pay customary letter of credit fees and agency fees.

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

On February 4, 2026, concurrently with the effectiveness of the Sixth Amendment, the Company made a voluntary prepayment of $1,274 principal amount on its then-existing USD Tranche B loan consisting of $1,174 from the net proceeds from the 2034 Notes (as defined below), together with $100 of cash on hand, reducing the outstanding principal amount of the USD Tranche B loan from $2,188 to $914.

On each of May 6, 2026 and August 4, 2026, the Company made a voluntary prepayment of $100 principal amount on the USD Tranche B loan. On September 10, 2026, the Company made a voluntary prepayment of €50 principal amount on the Euro Tranche B loan. On November 4, 2026, the Company made a voluntary prepayment of $100 principal amount on the USD Tranche B loan.

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

As of September 30, 2026, the Company was required to make scheduled quarterly principal payments equal to $2 with respect to the USD Tranche B and €2 with respect to the Euro Tranche B, in each case with the balance due thereunder on the maturity date of the Term Loan Facility. There is no scheduled amortization under the Revolving Facility. Any principal amount outstanding under the Revolving Facility is due and payable in full on the maturity date of the Revolving Facility.

All obligations under the Credit Facilities are guaranteed by certain of the Company’s wholly-owned domestic subsidiaries and are required to be guaranteed by certain of the Company’s future wholly-owned domestic subsidiaries, and are secured by substantially all of the Company’s assets and the assets of such subsidiaries, subject to certain exceptions and exclusions.

The Credit Agreement contains customary representations and warranties, covenants and provisions relating to events of default. If an event of default occurs, the lenders under the Credit Facilities will be entitled to take various actions, including the acceleration of amounts due under the Credit Facilities and all actions permitted to be taken by a secured creditor. As of September 30, 2026, the Company was in compliance with all covenants under the Credit Agreement. The USD Tranche B and the Euro Tranche B are not subject to financial maintenance covenants.

As of September 30, 2026, the weighted average interest rate of the Term Loan Facility was 4.99%. As of September 30, 2026, there were no borrowings under the Revolving Facility.

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

As of September 30, 2026, the conversion rate for the Convertible Notes was 6.4820 shares of the Company’s common stock per one thousand dollars principal amount of the Convertible Notes, which is equivalent to a conversion price of approximately $154.27 per share. The conversion rate is subject to adjustment upon the occurrence of certain events.

Upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. Prior to the close of business on the business day immediately preceding March 1, 2030, noteholders may convert all or any portion of their Convertible Notes under the following circumstances:

•
during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ended September 30, 2024, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the Convertible Notes on each applicable trading day (the “Sale Price Condition”) (approximately $200.55 per share based on the current conversion price of approximately $154.27 per share, which is subject to further adjustment upon the occurrence of certain events);
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

The Sale Price Condition for the Convertible Notes was met during the calendar quarter ended September 30, 2026, and as a result, the Convertible Notes are convertible, in whole or in part, at the option of the holders thereof at any time during the calendar quarter ending December 31, 2026 and have been classified as short-term debt, net of issuance costs, on the condensed consolidated balance sheet at September 30, 2026. The Convertible Notes were issued at par and costs associated with the issuance of the Convertible Notes are amortized to interest expense over the contractual term of the Convertible Notes. As of September 30, 2026, $1,400 in aggregate principal amount of the Convertible Notes remained outstanding. As of September 30, 2026, the effective interest rate of the Convertible Notes was 1.56%.

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

2034 Notes

On February 4, 2026, the Company completed a private offering (the “2034 Notes Offering”) of €1,000 aggregate principal amount of senior notes due 2034 (the “2034 Notes”). The 2034 Notes were sold in a private placement to persons reasonably believed to be qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons outside the United States in reliance on Regulation S under the Securities Act. The Company used the net proceeds from the 2034 Notes Offering, together with cash on hand, to prepay $1,274 of the USD Tranche B.

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

As of September 30, 2026, the effective interest rate of the 2034 Notes was 4.46%.

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The Company’s interest expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Term Loan Facility:
Contractual interest expense	$18	$46	$63	$144
Amortization of debt issuance costs as interest expense	1	5	5	15
Total interest expense on Term Loan Facility	$19	$51	$68	$159
Convertible Notes:
Contractual interest expense	$4	$4	$13	$13
Amortization of debt issuance costs as interest expense	1	1	3	3
Total interest expense on Convertible Notes	$5	$5	$16	$16
2034 Notes:
Contractual interest expense	$12	$—	$32	$—
Amortization of debt issuance costs as interest expense	1	—	2	—
Total interest expense on 2034 Notes	$13	$—	$34	$—
Other interest expense (income), net (1)	$1	$(3)	$3	$(13)
Total interest expense	$38	$53	$121	$162

(1)
Other interest expense (income), net primarily consists of interest expense (income) related to the Company’s interest rate swap agreements and finance lease interest expense.

Lines of Credit and Borrowing Arrangements

Certain of the Company’s Japanese subsidiaries have lines of credit and a financing facility with various financial institutions, many of which generally expire and are renewed at three-month intervals with the remaining having no expiration date. The lines of credit and financing facility provided for aggregate borrowings of up to an equivalent of $13 as of each of September 30, 2026 and December 31, 2025. There were no borrowings outstanding under these arrangements at September 30, 2026 and December 31, 2025.

Contractual maturities of the Company’s debt obligations as of September 30, 2026 are as follows:

Year	Amount
2026 (remaining)	$5
2027	19
2028	19
2029	19
2030	1,419
Thereafter	2,368

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

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Product warranty activities were as follows:

	Nine Months Ended September 30,
	2026	2025
Beginning of period	$25	$22
Provision for product warranties	24	20
Charges to warranty liability	(22)	(17)
End of period	$27	$25

Short-term product warranties of $23 and long-term product warranties of $4, each as of September 30, 2026, are included within other current liabilities and other non-current liabilities, respectively, within the accompanying condensed consolidated balance sheet. Short-term product warranties of $18 and long-term product warranties of $7, each as of September 30, 2025, are included within other current liabilities and other non-current liabilities, respectively, within the respective condensed consolidated balance sheet.

(10)
Other Current Liabilities

Other current liabilities consisted of the following:

	September 30, 2026	December 31, 2025
Accrued compensation and other employee-related obligations	$238	$199
Deferred revenue and customer advances	128	79
Accrued expenses	77	78
Income taxes payable	65	48
Other	80	65
Total other current liabilities	$588	$469

(11)
Income Taxes

The Company’s provision for income taxes for the three and nine months ended September 30, 2026 was $51 and $106, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2026 was 17.6% and 17.7%, respectively, and was lower than the U.S. statutory tax rate primarily due to the U.S. deduction for foreign-derived deduction eligible income and research and development tax credits, partially offset by foreign withholding taxes and a waiver of deductions related to U.S. base erosion payments.

The Company’s provision for income taxes for the three and nine months ended September 30, 2025 was $10 and $27, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2025 was 12.3% and 12.7%, respectively, and was lower than the U.S. statutory tax rate primarily due to the U.S. deduction for foreign-derived intangible income and research and development tax credits, partially offset by foreign withholding taxes and a waiver of deductions related to U.S. base erosion payments.

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

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

(12)
Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income	$236	$74	$495	$188
Denominator:
Shares used in net income per share - basic	67.7	67.3	67.6	67.3
Dilutive effect of potential shares
Equity awards	0.5	0.3	0.6	0.3
Convertible Notes	4.3	—	3.9	—
Shares used in net income per share - diluted	72.5	67.6	72.1	67.6
Net income per share:
Basic	$3.49	$1.10	$7.32	$2.79
Diluted	$3.26	$1.10	$6.86	$2.78

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period.

Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period.

The dilutive effect of equity awards is calculated based on the average stock price for the relevant period, using the treasury stock method. In periods in which a net loss is recognized, the impact of equity awards is not included as they would be antidilutive. For the three and nine months ended September 30, 2026 and three months ended September 30, 2025, the Company had an immaterial quantity of equity awards that were antidilutive and excluded from the computation of diluted weighted-average number of shares. For the nine months ended September 30, 2025, there were 0.2 of restricted stock units (“RSUs”) that were antidilutive and excluded from the computation of diluted weighted-average number of shares.

The dilutive effect of the Convertible Notes is calculated under the if-converted method. Interest expense, net of tax, is not added back to net income to calculate diluted net income per share as the principal amount of the Convertible Notes is required to be paid in cash. For the three and nine months ended September 30, 2026, shares of the Company’s common stock that would be issued upon conversion of the Convertible Notes are included in the weighted-average number of shares of common stock used to calculate diluted net income per share. For the three and nine months ended September 30, 2025, shares of common stock that would have been issued if the Convertible Notes had been converted are not included in the calculation of diluted net income per share as the Company’s average share price during these periods was below the initial conversion price and inclusion would be antidilutive.

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

The following tables present the activity for the RSUs:

	Nine Months Ended September 30, 2026
	Quantity	Weighted Average Grant Date Fair Value Per Share
Beginning of period	1.1	$88.87
Granted	0.3	$259.28
Vested or forfeited	(0.6)	$89.31
End of period	0.8	$143.90

	Nine Months Ended September 30, 2025
	Quantity	Weighted Average Grant Date Fair Value Per Share
Beginning of period	0.9	$104.83
Granted	0.7	$77.06
Vested or forfeited	(0.4)	$102.69
End of period	1.2	$88.93

Stock-Based Compensation Expense

The pre-tax effect of stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenues	$1	$1	$4	$4
Research and development expense	2	2	5	5
Selling, general and administrative expense	12	9	40	37
Total pre-tax stock-based compensation expense	$15	$12	$49	$46

(14)
Stockholders’ Equity

Share Repurchase Program

On July 25, 2011, the Company’s Board of Directors approved a share repurchase program for the repurchase of up to an aggregate of $200 of its outstanding common stock (the “2011 Program”).

During the nine months ended September 30, 2026, there were no repurchases of common stock under the 2011 Program. During the nine months ended September 30, 2025, the Company repurchased approximately 0.5 shares of its common stock under the 2011 Program for total consideration of $45.

On November 2, 2026, the Company's Board of Directors approved a new share repurchase program for the repurchase of up to an aggregate of $500 of its outstanding common stock (the “2026 Program”) from time to time in open market purchases, privately negotiated transactions or through other appropriate means. The 2026 Program replaced the 2011 Program, under which the Company repurchased approximately 3.1 shares of common stock for approximately $172. The timing and quantity of any shares repurchased will depend upon a variety of factors, including business conditions, stock market conditions and business development activities, including, but not limited to, merger and acquisition opportunities. The Board of Directors may suspend or terminate the 2026 Program at any time. Any repurchased shares are held by the Company as authorized but unissued shares.

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

Cash Dividends

Holders of the Company’s common stock are entitled to receive dividends when and if they are declared by the Company’s Board of Directors. During each of the first three quarters of 2026, the Company’s Board of Directors declared a cash dividend of $0.25 per share, totaling in aggregate $51 during the nine months ended September 30, 2026. During each of the first three quarters of 2025, the Company’s Board of Directors declared a cash dividend of $0.22 per share, totaling in aggregate $44 during the nine months ended September 30, 2025.

On November 2, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per share to be paid on December 7, 2026 to stockholders of record as of November 25, 2026.

Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of the Company’s Board of Directors.

Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) (“AOCI”) by component as of September 30, 2026 and September 30, 2025, net of aggregate tax of $(12) and $11, respectively, were as follows:

	Changes in value of financial instruments designated as cash flow hedges	Foreign currency translation adjustments	Change in net investment hedge	Unrecognized pension gain (loss)	Total
Balance at December 31, 2025	$1	$(55)	$(52)	$13	$(93)
Other comprehensive income (loss) before reclassifications	5	(34)	49	3	23
Amounts reclassified out of AOCI	(1)	—	—	—	(1)
Net other comprehensive income (loss)	4	(34)	49	3	22
Balance at March 31, 2026	$5	$(89)	$(3)	$16	$(71)
Other comprehensive income (loss) before reclassifications	1	25	6	(2)	30
Amounts reclassified out of AOCI	1	—	—	(1)	—
Net other comprehensive income (loss)	2	25	6	(3)	30
Balance at June 30, 2026	$7	$(64)	$3	$13	$(41)
Other comprehensive income (loss) before reclassifications	3	51	9	—	63
Amounts reclassified out of AOCI	1	—	—	—	1
Net other comprehensive income (loss)	4	51	9	—	64
Balance at September 30, 2026	$11	$(13)	$12	$13	$23

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

	Changes in value of financial instruments designated as cash flow hedges	Foreign currency translation adjustments	Change in net investment hedge	Unrecognized pension gain (loss)	Total
Balance at December 31, 2024	$30	$(292)	$11	$3	$(248)
Other comprehensive income (loss) before reclassifications	(26)	54	(19)	4	13
Amounts reclassified out of AOCI	10	—	—	—	10
Net other comprehensive income (loss)	(16)	54	(19)	4	23
Balance at March 31, 2025	$14	$(238)	$(8)	$7	$(225)
Other comprehensive income (loss) before reclassifications	(16)	191	(40)	—	135
Amounts reclassified out of AOCI	7	(1)	—	—	6
Net other comprehensive income (loss)	(9)	190	(40)	—	141
Balance at June 30, 2025	$5	$(48)	$(48)	$7	$(84)
Other comprehensive income (loss) before reclassifications	(7)	(23)	—	—	(30)
Amounts reclassified out of AOCI	5	—	—	—	5
Net other comprehensive income (loss)	(2)	(23)	—	—	(25)
Balance at September 30, 2025	$3	$(71)	$(48)	$7	$(108)

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

The Company derives its segment results directly from the manner in which results are reported in its management reporting system. The Company groups its product offerings by its reportable segments, VSD, PSD, and MSD. For each reportable segment, the Company also provides services relating to the maintenance and repair of its products, sales of spare parts, installation and training. Unallocated corporate expenses represent those costs not specifically related to the operations of each segment and are managed separately at the corporate level and primarily relate to labor costs of global functions, such as supply chain, operations and real estate.

The following tables set forth the details of gross profit by reportable segment and the reconciliation to income before income taxes:

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

	Three Months Ended September 30, 2026
	VSD	PSD	MSD	Total
Product	$489	$333	$442	$1,264
Services	87	46	16	149
Revenues by segment	576	379	458	1,413
Total cost of revenues (exclusive of amortization shown separately below)(1)	323	183	229	735
Segment gross profit	253	196	229	678
Segment gross profit percentage	43.9%	51.7%	50.2%	48.0%
Reconciliation to income before income taxes
Operating expenses:
Research and development				80
Selling, general and administrative				201
Restructuring and other				5
Amortization of intangible assets				62
Unallocated corporate expenses				4
Income from operations				326
Interest income				(2)
Interest expense				38
Loss on extinguishment of debt				5
Other (income) expense, net				(2)
Income before income taxes				$287

	Three Months Ended September 30, 2025
	VSD	PSD	MSD	Total
Product	$313	$208	$339	$860
Services	73	41	14	128
Revenues by segment	386	249	353	988
Total cost of revenues (exclusive of amortization shown separately below)(1)	223	141	160	524
Segment gross profit	163	108	193	464
Segment gross profit percentage	42.2%	43.7%	54.6%	46.6%
Reconciliation to income before income taxes
Operating expenses:
Research and development				76
Selling, general and administrative				180
Restructuring and other				4
Amortization of intangible assets				63
Unallocated corporate expenses				3
Income from operations				138
Interest income				(3)
Interest expense				53
Loss on extinguishment of debt				2
Other expense (income), net				2
Income before income taxes				$84

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

	Nine Months Ended September 30, 2026
	VSD	PSD	MSD	Total
Product	$1,259	$897	$1,166	$3,322
Services	250	125	42	417
Revenues by segment	1,509	1,022	1,208	3,739
Total cost of revenues (exclusive of amortization shown separately below)(1)	851	511	593	1,955
Segment gross profit	658	511	615	1,784
Segment gross profit percentage	43.6%	50.1%	50.9%	47.7%
Reconciliation to income before income taxes
Operating expenses:
Research and development				237
Selling, general and administrative				591
Restructuring and other				14
Legal settlement				3
Fees and expenses related to debt activities				18
Amortization of intangible assets				187
Unallocated corporate expenses				8
Income from operations				726
Interest income				(6)
Interest expense				121
Loss on extinguishment of debt				14
Other (income) expense, net				(4)
Income before income taxes				$601

	Nine Months Ended September 30, 2025
	VSD	PSD	MSD	Total
Product	$966	$638	$924	$2,528
Services	213	118	39	370
Revenues by segment	1,179	756	963	2,898
Total cost of revenues (exclusive of amortization shown separately below)(1)	664	428	439	1,531
Segment gross profit	515	328	524	1,367
Segment gross profit percentage	43.7%	43.4%	54.3%	46.9%
Reconciliation to income before income taxes
Operating expenses:
Research and development				222
Selling, general and administrative				539
Restructuring and other				26
Fees and expenses related to debt activities				2
Amortization of intangible assets				184
Unallocated corporate expenses				9
Income from operations				385
Interest income				(11)
Interest expense				162
Loss on extinguishment of debt				8
Other expense (income), net				11
Income before income taxes				$215

(1)
The significant expense category and amount align with the segment-level information that is regularly provided to the CODM.

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

The following table sets forth capital expenditures by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
VSD	$18	$32	$44	$59
PSD	10	8	25	15
MSD	15	10	28	24
Total capital expenditures	$43	$50	$97	$98

The following table sets forth depreciation and amortization by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
VSD	$10	$9	$28	$31
PSD	12	11	36	37
MSD	66	65	195	190
Total depreciation and amortization	$88	$85	$259	$258

The following tables set forth segment assets by reportable segment:

September 30, 2026	Accounts receivable, net	Inventories	Total
VSD	$318	$600	$918
PSD	230	348	578
MSD	354	214	568
Total segment assets	$902	$1,162	$2,064

December 31, 2025	Accounts receivable, net	Inventories	Total
VSD	$190	$475	$665
PSD	163	270	433
MSD	298	176	474
Total segment assets	$651	$921	$1,572

The following table reconciles total segment assets to total assets:

	September 30, 2026	December 31, 2025
Total segment assets	$2,064	$1,572
Cash and cash equivalents	676	675
Other current assets	318	263
Property, plant and equipment, net	820	810
Right-of-use assets	259	270
Goodwill and intangible assets, net	4,573	4,714
Other assets	522	492
Total assets	$9,232	$8,796

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Net revenues:	2026	2025	2026	2025
United States	$248	$196	$668	$560
China	334	236	877	674
South Korea	179	106	469	331
Malaysia	136	49	297	154
Japan	91	56	236	183
Singapore	90	60	242	195
Taiwan	82	70	232	196
Other	253	215	718	605
	$1,413	$988	$3,739	$2,898

(16)
Restructuring

The Company recorded restructuring charges of $2 and $10 in restructuring and other during the three and nine months ended September 30, 2026, respectively. These charges primarily related to the rationalization of certain facilities in Europe within PSD and VSD, which were initiated during the first and second quarters of 2026, respectively, and are expected to be completed in the first half of 2027. In addition, restructuring charges incurred during the nine months ended September 30, 2026 included severance costs related to the reorganization of certain PSD business units implemented in the first quarter of 2026. The Company recorded restructuring charges of $19 in restructuring and other during the nine months ended September 30, 2025, primarily related to severance costs incurred as a result of a global cost saving initiative implemented during the first quarter of 2025, mainly in the general metal finishing business within MSD. The Company recorded an immaterial amount of restructuring charges in restructuring and other during the three months ended September 30, 2025.

The activity related to the Company’s restructuring accrual is shown below:

	Nine Months Ended September 30,
	2026	2025
Beginning of period	$6	$3
Charged to expense	10	19
Payments and adjustments	(11)	(13)
End of period	$5	$9

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

MKS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except per share data)

(18)
Subsequent Events

On October 17, 2026, the Company entered into a definitive agreement to sell its Ophir® Optics business to TTM Technologies, Inc. in an all-cash transaction for a purchase price of $650, subject to customary closing adjustments. The Company expects to record a gain upon completion of the sale, but the amount of the gain has not yet been finalized.

The Ophir Optics business provides high-precision infrared thermal imaging and laser optics solutions to customers in the Company’s Specialty Industrial market, serving defense, security and industrial applications. The Ophir Optics business is a part of PSD. The transaction excludes the Company’s Ophir Instruments laser characterization business and the Ophir brand.

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

Among the important factors that could cause actual events to differ materially from those in the forward-looking statements that we make are the level and terms of our substantial indebtedness and our ability to service such debt; risks related to pursuing, completing, and/or failing to realize the benefits of acquisitions and other strategic transactions, including the pending sale of our Ophir Optics® business; risks related to cybersecurity, data privacy and intellectual property; manufacturing and sourcing risks, including supply chain disruptions, component shortages and price increases, the use of limited, sole source and international suppliers, the relocation of manufacturing operations, and product defects; risks associated with doing business internationally, including geopolitical conflicts, trade compliance, trade protection measures, such as import tariffs by the United States and/or retaliatory actions taken by other countries, regulatory restrictions on our products, components or markets, particularly the semiconductor market, and unfavorable currency exchange and tax rate fluctuations; conditions affecting the markets in which we operate, including intense competition, rapid technological and market changes, dependence on new product development, the ability to anticipate and meet customer demand, fluctuations in capital spending in the semiconductor, electronics manufacturing and automotive industries, and fluctuations in sales to our major customers; disruptions or delays from third-party service providers upon which our operations may rely; risks associated with the attraction and retention of key personnel; potential fluctuations in quarterly results; volatility of stock price; risks associated with chemical manufacturing and environmental regulation compliance; risks associated with artificial intelligence (“AI”); financial and legal risk management; and the other important factors described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission on February 24, 2026 (“Annual Report”) and any subsequent Quarterly Reports on Form 10-Q. We are under no obligation to, and expressly disclaim any obligation to, update or alter these forward-looking statements, whether as a result of new information, future events or otherwise, even if subsequent events cause our views to change.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations describes principal factors affecting the results of operations, financial condition, cash flows and liquidity, as well as our critical accounting policies and estimates that require significant judgment and thus have the most significant potential impact on our condensed consolidated financial statements, and is intended to better allow investors to view the Company from management’s perspective. This section focuses on material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of our future operating results or of our future financial condition. This section provides an analysis of our financial results for the three months ended September 30, 2026 compared to the three months ended June 30, 2026, and the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. As a result of rounding, there may be immaterial differences in amounts presented and certain calculations may not sum to the total number expressed in each category or tie to a corresponding schedule.

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

Recent Events

On October 17, 2026, we entered into a definitive agreement to sell our Ophir Optics business to TTM Technologies, Inc. in an all-cash transaction for a purchase price of $650 million, subject to customary closing adjustments. We expect to record a gain upon completion of the sale, but the amount of the gain has not yet been finalized.

The Ophir Optics business provides high-precision infrared thermal imaging and laser optics solutions to customers in our Specialty Industrial market, serving defense, security and industrial applications. The Ophir Optics business is a part of PSD (as defined below). The transaction excludes our Ophir Instruments laser characterization business and the Ophir brand.

The transaction is expected to close in the second quarter of 2027, subject to customary closing conditions, including certain regulatory approvals and certain governmental consents and permits.

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

Markets

Net Revenues by End Market

	Three Months Ended				Nine Months Ended
(Dollars in millions)	September 30, 2026	% Total	June 30, 2026	% Total	September 30, 2026	% Total	September 30, 2025	% Total
Semiconductor	$638	45%	$554	44%	$1,658	44%	$1,261	44%
Electronics and Packaging	415	29%	381	31%	1,118	30%	809	28%
Specialty Industrial	360	25%	313	25%	963	26%	828	29%
Total net revenues	$1,413	100%	$1,248	100%	$3,739	100%	$2,898	100%

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

For the three months ended September 30, 2026, net revenues in our semiconductor market increased by $84 million, or 15%, compared to the prior quarter, primarily due to higher sales of our semiconductor capital equipment serving deposition and etch applications and NAND memory production upgrades at VSD as well as higher sales of our lithography, metrology and inspection products at PSD.

For the nine months ended September 30, 2026, net revenues in our semiconductor market increased by $397 million, or 31%, compared to the same period in the prior year. This increase was mainly due to higher sales of our semiconductor capital equipment serving deposition and etch applications, NAND memory production upgrades and service revenues at VSD, as well as higher sales of our lithography, metrology and inspection products at PSD.

Electronics and Packaging Market

We are a foundational solutions provider for the electronics and packaging market. Our portfolio includes photonics components, laser drilling systems, electronics chemistries and plating equipment that are critical for the manufacturing of printed circuit boards (“PCB”) and package substrates, and critical to wafer level packaging (“WLP”) applications. Similar to the semiconductor industry, the PCB, package substrate and WLP industries demand smaller features, greater density, and better performance. In addition, the electronics and packaging market also includes sales of our vacuum and photonics solutions for display manufacturing applications. We characterize our complementary offering of laser systems and chemistry solutions as Optimize the Interconnect®, to reflect the unique technology enablement we provide at the Interconnect level within PCBs, package substrates and WLP. We are currently seeing increased investments driven by AI applications.

For the three months ended September 30, 2026, net revenues in our electronics and packaging market increased by $34 million, or 9%, compared to the prior quarter primarily due to higher sales of chemistry and chemistry equipment at MSD, partially offset by lower seasonal sales of flexible PCB via drilling systems at PSD.

For the nine months ended September 30, 2026, net revenues in our electronics and packaging market increased by $309 million, or 38%, compared to the same period in the prior year. This increase was primarily due to higher sales of chemistry and chemistry equipment at MSD and higher sales of flexible PCB via drilling systems at PSD.

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

For the three months ended September 30, 2026, net revenues in our specialty industrial market increased by $47 million, or 15%, compared to the prior quarter, mainly due to higher sales in datacom applications and research at PSD and general industrial applications primarily at MSD.

For the nine months ended September 30, 2026, net revenues in our specialty industrial market increased by $135 million, or 16%, compared to the same period in the prior year. This increase was primarily due to higher sales in datacom applications and defense applications at PSD and general industrial applications across all of our divisions.

International Markets

A significant portion of our net revenues is from sales to customers in international markets. For the nine months ended September 30, 2026 and 2025, international net revenues accounted for approximately 82% and 81% respectively, of our total net revenues. We report geographical net revenues based on the shipped-to location of the end customer. A significant portion of our international net revenues was from customers in China, South Korea, Malaysia, Japan, Singapore and Taiwan. We expect international net revenues will continue to account for a significant percentage of total net revenues for the foreseeable future.

Long-lived assets located outside of the United States accounted for approximately 69% and 70% of our total long-lived assets as of September 30, 2026 and December 31, 2025, respectively. Long-lived assets include property, plant and equipment, net, right-of-use assets and certain other assets.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total net revenues of certain line items included in our condensed consolidated statements of operations and comprehensive income (loss) data:

	Three Months Ended		Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Net revenues:
Product	89.5%	88.5%	88.8%	87.2%
Service	10.5	11.5	11.2	12.8
Total net revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of product revenues	47.3	46.6	47.2	47.2
Cost of service revenues	5.0	5.8	5.3	6.0
Total cost of revenues (exclusive of amortization shown separately below)	52.3	52.4	52.5	53.1
Gross profit	47.7	47.6	47.5	46.9
Research and development	5.7	6.1	6.3	7.7
Selling, general and administrative	14.2	16.0	15.8	18.6
Restructuring and other	0.4	0.5	0.4	0.9
Legal settlement	—	—	0.1	—
Fees and expenses related to debt activities	—	—	0.5	0.1
Amortization of intangible assets	4.4	5.0	5.0	6.3
Income from operations	23.1	20.1	19.4	13.3
Interest income	(0.1)	(0.2)	(0.2)	(0.4)
Interest expense	2.7	3.0	3.2	5.6
Loss on extinguishment of debt	0.4	0.3	0.4	0.3
Other (income) expense, net	(0.1)	(0.2)	(0.1)	0.4
Income before income taxes	20.3	17.1	16.1	7.4
Provision for income taxes	3.6	3.0	2.8	0.9
Net income	16.7%	14.0%	13.2%	6.5%

The following table sets forth our net revenues for product and service:

Net Revenues

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Product	$1,264	$1,104	$3,322	$2,528
Service	149	144	417	370
Total net revenues	$1,413	$1,248	$3,739	$2,898

For the three months ended September 30, 2026, net product revenues increased $160 million compared to the prior quarter primarily due to higher sales of our semiconductor capital equipment serving deposition and etch applications as well as higher NAND memory production upgrades at VSD, higher sales of chemistry and chemistry equipment at MSD, and higher sales of datacom applications and lithography, metrology and inspection products at PSD.

For the nine months ended September 30, 2026, net product revenues increased $794 million compared to the same period in the prior year, primarily as a result of higher sales of semiconductor capital equipment serving deposition and etch applications and NAND memory production upgrades at VSD, higher sales of chemistry and chemistry equipment at MSD, and higher sales of flexible PCB via drilling systems, datacom applications and lithography, metrology and inspection products at PSD.

Net service revenues consisted mainly of fees for services related to the maintenance and repair of our products, sales of spare parts, and installation and training. For the three months ended September 30, 2026, net service revenues increased $5 million compared to the prior quarter mainly as a result of higher repair demand at PSD.

For the nine months ended September 30, 2026, net service revenues increased $47 million compared to the same period in the prior year, primarily due to higher repair demand in our semiconductor market at VSD.

The following table sets forth our net revenues by reportable segment:

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Vacuum Solutions Division	$576	$507	$1,509	$1,179
Photonics Solutions Division	379	341	1,022	756
Materials Solutions Division	458	400	1,208	963
Total net revenues	$1,413	$1,248	$3,739	$2,898

For the three months ended September 30, 2026, net revenues from VSD increased $69 million compared to the prior quarter mainly due to increased sales of semiconductor capital equipment serving deposition and etch applications as well as NAND memory production upgrades. For the nine months ended September 30, 2026, net revenues from VSD increased $330 million compared to the same period in the prior year, mainly due to higher sales of our semiconductor capital equipment serving deposition and etch applications, NAND memory production upgrades and higher service revenues.

For the three months ended September 30, 2026, net revenues from PSD increased $38 million compared to the prior quarter mainly due to higher sales of datacom applications in our specialty industrial market and higher sales in lithography, metrology and inspection products in our semiconductor market, partially offset by lower seasonal sales of flexible PCB via drilling systems in our electronics and packaging market. For the nine months ended September 30, 2026, net revenues from PSD increased $266 million compared to the same period in the prior year, mainly due to higher sales of datacom and defense applications in our specialty industrial market, higher sales of flexible PCB via drilling systems in our electronics and packaging market and higher sales in lithography, metrology and inspection products in our semiconductor market.

For the three months ended September 30, 2026, net revenues from MSD increased $58 million compared to the prior quarter mainly due to higher sales of chemistry and chemistry equipment in our electronics and packaging market. For the nine months ended September 30, 2026, net revenues from MSD increased $245 million compared to the same period in the prior year, mainly due to higher sales of chemistry and chemistry equipment in our electronics and packaging market.

The following table sets forth gross profit as a percentage of net revenues by product and service:

Gross Profit Excluding Amortization

	Three Months Ended			Nine Months Ended
	September 30, 2026	June 30, 2026	% Points Change	September 30, 2026	September 30, 2025	% Points Change
(As a percentage of net revenues)
Product	47.1%	47.3%	(0.2)%	46.9%	45.9%	1.0%
Service	52.6%	50.1%	2.5%	52.3%	53.2%	(0.9)%
Total gross profit percentage	47.7%	47.6%	0.1%	47.5%	46.9%	0.6%

Gross profit as a percentage of net product revenues decreased by 0.2 percentage points for the three months ended September 30, 2026 compared to the prior quarter, primarily due to higher tariff and duty costs and unfavorable product mix, partially offset by higher revenue volumes.

Gross profit as a percentage of net product revenues increased by 1.0 percentage points for the nine months ended September 30, 2026 compared to the same period in the prior year, primarily due to higher revenue volumes and lower excess and obsolete inventory charges, partially offset by unfavorable product mix.

Gross profit as a percentage of net services revenues increased by 2.5 percentage points for the three months ended September 30, 2026 compared to the prior quarter, primarily due to favorable product mix and favorable labor and overhead absorption.

Gross profit as a percentage of net services revenues decreased by 0.9 percentage points for the nine months ended September 30, 2026 compared to the same period in the prior year, primarily due to unfavorable product mix, partially offset by higher revenue volumes.

The following table sets forth gross profit as a percentage of net revenues by reportable segment:

	Three Months Ended			Nine Months Ended
	September 30, 2026	June 30, 2026	% Points Change	September 30, 2026	September 30, 2025	% Points Change
(As a percentage of net revenues)
Vacuum Solutions Division	43.9%	43.8%	0.1%	43.6%	43.7%	(0.1)%
Photonics Solutions Division	51.7%	50.8%	0.9%	50.1%	43.4%	6.7%
Materials Solutions Division	50.2%	50.5%	(0.3)%	50.9%	54.3%	(3.4)%
Total gross profit percentage	47.7%	47.6%	0.1%	47.5%	46.9%	0.6%

Gross profit as a percentage of net revenues for VSD increased for the three months ended September 30, 2026 compared to the prior quarter, primarily due to higher revenue volumes and favorable product mix, partially offset by higher tariff and duty costs. Gross profit as a percentage of net revenues for VSD decreased for the nine months ended September 30, 2026 compared to the same period in the prior year, primarily due to unfavorable product mix, partially offset by higher revenue volumes as well as lower excess and obsolete inventory charges.

Gross profit as a percentage of net revenues for PSD increased for the three months ended September 30, 2026 compared to the prior quarter, primarily due to higher revenue volumes and favorable product mix, partially offset by higher tariff and duty costs. Gross profit as a percentage of net revenues for PSD increased for the nine months ended September 30, 2026 compared to the same period in the prior year, primarily due to higher revenue volumes, favorable factory utilization and lower excess and obsolete inventory charges, partially offset by unfavorable product mix.

Gross profit as a percentage of net revenues for MSD decreased for the three months ended September 30, 2026 compared to the prior quarter, primarily due to unfavorable product mix and higher excess and obsolete inventory charges, partially offset by higher revenue volumes. Gross profit as a percentage of net revenues for MSD decreased for the nine months ended September 30, 2026 compared to the same period in the prior year, primarily due to unfavorable product mix and higher palladium prices, partially offset by higher revenue volumes.

The above gross profit percentages by division exclude an immaterial amount of unallocated corporate expense included in the total gross profit percentage.

Research and Development

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Research and development	$80	$76	$237	$222

Research and development expenses for the three months ended September 30, 2026 increased $4 million compared to the prior quarter, primarily due to a $3 million increase in project material costs. Research and development expenses increased $15 million for the nine months ended September 30, 2026 compared to the same period in the prior year, primarily due to a $13 million increase in compensation-related costs.

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

We continue to make product advancements designed to meet our customers’ evolving needs. We have developed, and continue to develop, new products designed to address industry trends, such as the rising demand for more complex hardware architecture related to increasing investments in artificial intelligence, the shrinking of integrated circuit critical dimensions and technology inflections, and, in the flat panel display and solar markets, the transition to larger substrate sizes, which require more advanced processing and process control technology, the continuing drive toward more complex and capable components, systems and chemistries for AI datacenters and edge devices, the growth in units, via counts and material changes in the high density interconnect PCB market, and the transition from internal combustion to electric vehicles. In addition, we have developed, and continue to develop, products that support the migration to new classes of materials, ultra-thin layers, and 3D structures that are used in small geometry manufacturing. In our chemistry and equipment plating businesses, a majority of our research and development investment supports existing customers’ product improvement needs and their short-term research and development goals, which enables us to pioneer new high-value solutions while limiting commercial risk. Research and development expenses consist primarily of salaries and related expenses for personnel engaged in research and development, fees paid to consultants, material costs for prototypes and other expenses related to the design, development, testing and enhancement of our products.

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

Selling, General and Administrative

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Selling, general and administrative	$201	$200	$591	$539

Selling, general and administrative expenses increased $1 million for the three months ended September 30, 2026 compared to the prior quarter.

Selling, general and administrative expenses increased $52 million for the nine months ended September 30, 2026 compared to the same period in the prior year, primarily due to increases of $36 million in compensation related costs, $5 million in use taxes, $4 million in sales commissions and $4 million in travel and entertainment.

Restructuring and Other

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Restructuring and other	$5	$6	$14	$26

Restructuring and other charges during the three and nine months ended September 30, 2026 primarily related to the rationalization of certain facilities in Europe within PSD and VSD, which were initiated during the first and second quarters of 2026, respectively, and are expected to be completed in the first half of 2027. Charges for the three months ended June 30, 2026 and nine months ended September 30, 2026 also included severance costs related to the reorganization of certain PSD business units implemented in the first quarter of 2026. In addition, charges for the three and nine months ended September 30, 2026 included third party costs related to the pending sale of the Ophir Optics business, which is expected to close in the second quarter of 2027.

Restructuring and other charges during the nine months ended September 30, 2025 related primarily to severance costs incurred as a result of a global cost saving initiative implemented during the first quarter of 2025, mainly in the general metal finishing business within MSD, as well as third party costs supporting other strategic initiatives.

Legal Settlement

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Legal settlement	$—	$—	$3	$—

During the nine months ended September 30, 2026, we recorded a charge related to the resolution of a legal matter.

Fees and Expenses Related to Debt Activities

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Fees and expenses related to debt activities	$—	$—	$18	$2

During the nine months ended September 30, 2026, we recorded fees and expenses related to the Sixth Amendment to Credit Agreement, dated as of February 4, 2026, by and among us as parent borrower, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and each lender party thereto (the “Sixth Amendment”) as well as a fee from a foreign exchange option contract related to the 2034 Notes (as defined below). During the nine months ended September 30, 2025, we recorded fees and expenses related to the Fifth Amendment to Credit Agreement, dated as of January 24, 2025, by and among us as parent borrower, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and each lender party thereto (the “Fifth Amendment”).

Amortization of Intangible Assets

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Amortization of intangible assets	$62	$62	$187	$184

Amortization of intangible assets for the three months ended September 30, 2026 was flat compared to the prior quarter and for the nine months ended September 30, 2026 increased $3 million compared to the same period in the prior year, primarily due to the impact of foreign exchange rates on intangible assets at foreign locations.

Interest Expense, Net

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Interest expense, net	$36	$36	$115	$151

Interest expense, net was flat for the three months ended September 30, 2026 compared to the prior quarter.

Interest expense, net, decreased by $36 million for the nine months ended September 30, 2026, compared to the same period in the prior year, primarily due to the Sixth Amendment which resulted in a reduction in interest rates under our Term Loan Facility (as defined below), and the 2034 Notes Offering (as defined below), the proceeds of which we used, together with $100 million of cash on hand, to prepay approximately $1.3 billion of our USD Tranche B (as defined below), as well as various quarterly voluntary prepayments on the USD Tranche B in the aggregate amounts of $400 million and $200 million in 2025 and 2026, respectively, and on the Euro Tranche B (as defined below) in the amount of €50 million in 2026.

Loss on Extinguishment of Debt

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Loss on extinguishment of debt	$5	$4	$14	$8

For the three months ended September 30, 2026 and June 30, 2026, we recorded a loss on extinguishment of debt as a result of the acceleration of deferred financing and original issue discounts associated with our loans under the Term Loan Facility in connection with voluntary prepayments.

For the nine months ended September 30, 2026, in connection with the Sixth Amendment and multiple voluntary prepayments on our USD Tranche B loan, we recorded a loss on extinguishment of debt as a result of the acceleration of deferred financing and original issue discounts associated with our loans under the Term Loan Facility.

For the nine months ended September 30, 2025, in connection with the Fifth Amendment and multiple voluntary prepayments, we recorded a loss on extinguishment of debt as a result of the acceleration of deferred financing and original issue discounts associated with our loans under the Term Loan Facility.

Other (Income) Expense, Net

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Other (income) expense, net	$(2)	$(2)	$(4)	$11

Other (income) expense, net for the three and nine months ended September 30, 2026, three months ended June 30, 2026 and nine months ended September 30, 2025 consisted primarily of net foreign exchange and fair value gains and losses.

Provision for Income Taxes

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Provision for income taxes	$51	$38	$106	$27

Our effective tax rates for the three months ended September 30, 2026 and June 30, 2026 were 17.6% and 17.8%, respectively. The effective tax rate for both periods was lower than the U.S. statutory tax rate, mainly due to the U.S. deduction for foreign-derived deduction eligible income (“FDDEI”) and research and development tax credits, partially offset by foreign withholding taxes and a waiver of deductions related to U.S. base erosion payments.

Our effective tax rates for the nine months ended September 30, 2026 and September 30, 2025 were 17.7% and 12.7%, respectively. Our effective tax rate for the nine months ended September 30, 2026 was lower than the U.S. statutory tax rate, mainly due to the U.S. deduction for FDDEI and research and development tax credits, partially offset by foreign withholding taxes and a waiver of deductions related to U.S. base erosion payments. Our effective tax rate for the nine months ended September 30, 2025 was lower than the U.S. statutory tax rate mainly due to the U.S. deduction for foreign-derived intangible income and research and development tax credits, partially offset by foreign withholding taxes and a waiver of deductions related to U.S. base erosion payments.

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

The Organisation for Economic Co-operation and Development (“OECD”) and participating OECD member countries have issued rules introducing a 15% global minimum corporate tax rate for large multinational enterprise groups, also known as “Pillar Two.” These rules were amended in January 2026 by the OECD “Side-by-Side package” in particular to address the coexistence of U.S. minimum tax regimes and ensure that U.S. based multinational groups are not subject to both primary and secondary top-up taxes under Pillar Two. The adoption and effective dates of Pillar Two and any additional rules vary by country. However, Pillar Two has not had a material impact on our financial results for the nine months ended September 30, 2026 and we do not expect Pillar Two to have a material impact on our financial results for the year ending December 31, 2026. We will continue to monitor and evaluate the impact of any developing legislation.

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

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2026 and December 31, 2025 totaled $676 million and $675 million, respectively. The primary driver of our current and anticipated future cash flows is, and we expect will continue to be, cash generated from operations, consisting primarily of our net income, excluding non-cash charges and changes in operating assets and liabilities.

Our total cash and cash equivalents at September 30, 2026 consisted of $152 million held in the United States and $524 million held by our foreign subsidiaries. We believe that our current cash and cash equivalents, and available borrowing capacity, together with the cash anticipated to be generated from our operations, will be sufficient to satisfy our estimated working capital needs, planned capital expenditure requirements, payments of debt, potential settlement of convertible debt conversions and any future cash dividends declared by our Board of Directors or share repurchases through at least the next 12 months and the foreseeable future.

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

Net cash provided by operating activities was $588 million for the nine months ended September 30, 2026 and resulted from net income of $495 million, which included non-cash charges of $285 million, mainly the result of $259 million in depreciation and amortization, partially offset by deferred income taxes of $64 million and a net increase in working capital of $192 million. The net increase in working capital was primarily due to increases in accounts receivable of $248 million as a result of higher sales and inventory of $263 million as a result of higher demand. The net increase in working capital was partially offset by an increase in accounts payable of $214 million as a result of increased demand.

Net cash used in investing activities was $129 million for the nine months ended September 30, 2026 primarily related to capital expenditures for new facility additions in Malaysia and China.

Net cash used in financing activities was $466 million for the nine months ended September 30, 2026, primarily due to net proceeds of €1.0 billion aggregate principal amount from the 2034 Notes, as defined and described further below, offset by the prepayment of $1.3 billion of the USD Tranche B loan using the proceeds from the 2034 Notes, together with cash on hand. Net cash used in financing activities also included additional payments on the USD and Euro Tranche B loans of $268 million, net payments related to employee stock awards of $43 million, payments for deferred financing costs related to the issuance of the 2034 Notes of $22 million and dividend payments of $51 million.

On July 25, 2011, our Board of Directors approved a share repurchase program for the repurchase of up to an aggregate of $200 million of our outstanding common stock (the “2011 Program”).

During the nine months ended September 30, 2026, we did not repurchase any shares of common stock under the 2011 Program. During the nine months ended September 30, 2025, we repurchased approximately 546,000 shares of our common stock for total consideration of $45 million under the 2011 Program.

On November 2, 2026, our Board of Directors approved a new share repurchase program for the repurchase of up to an aggregate of $500 million of our outstanding common stock (the “2026 Program”) from time to time in open market purchases, privately negotiated transactions or through other appropriate means. The 2026 Program replaced the 2011 Program, under which we repurchased approximately 3.1 million shares of common stock for approximately $172 million.

The timing and quantity of any shares repurchased will depend upon a variety of factors, including business conditions, stock market conditions and business development activities, including, but not limited to, merger and acquisition opportunities. The Board of Directors may suspend or terminate the 2026 Program at any time. Any repurchased shares are held by us as authorized but unissued shares.

Holders of our common stock are entitled to receive dividends when and if they are declared by our Board of Directors. During each of the first three quarters of 2026, we paid cash dividends of $0.25 per share, totaling in aggregate $51 million during the nine months ended September 30, 2026. During each of the first three quarters of 2025, we paid cash dividends of $0.22 per share, totaling in aggregate $44 million during the nine months ended September 30, 2025.

On November 2, 2026, our Board of Directors declared a quarterly cash dividend of $0.25 per share to be paid on December 7, 2026 to stockholders of record as of November 25, 2026. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of our Board of Directors.

Credit Facilities

On August 17, 2022, we entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, Barclays Bank PLC, and the lenders from time to time party thereto, which we have since amended several times, including most recently in February 2026 (as amended, the “Credit Agreement”). As of September 30, 2026, after giving effect to all amendments and repayments prior to such date, the Credit Agreement provided for (i) a senior secured term loan facility comprised of two tranches: a $710 million loan (as refinanced and otherwise modified from time to time, the “USD Tranche B”) and a €533 million loan (as refinanced and otherwise modified from time to time, the “Euro Tranche B” and together with the USD Tranche B, the “Term Loan Facility”) and (ii) a senior secured revolving credit facility with aggregate commitments of $1.0 billion (as refinanced and otherwise modified from time to time, the “Revolving Facility” and, together with the Term Loan Facility, the “Credit Facilities”).

As of September 30, 2026, borrowings under the Credit Facilities bore interest at a rate per annum equal to, at our option, any of the following, plus, in each case, an applicable margin: (a) with respect to the USD Tranche B and the Revolving Facility, (x) a base rate determined by reference to the highest of (1) the federal funds effective rate plus 0.50%, (2) the prime rate quoted in The Wall Street Journal, or (3) a forward-looking term rate based on the variable secured overnight financing rate (“Term SOFR”) for an interest period of one month, plus 1.00%, and (y) a Term SOFR rate for the interest period relevant to such borrowing; and (b) with respect to the Euro Tranche B, a Euro Interbank Offered Rate (“EURIBOR”) rate determined by reference to the costs of funds for Euro deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case of clauses (a) and (b) above subject to a rate floor of 0.0%. As of September 30, 2026, the applicable margins for borrowings under the Credit Facilities were (i) under the USD Tranche B and the Revolving Facility, 0.75% with respect to base rate borrowings and 1.75% with respect to Term SOFR borrowings and (ii) under the Euro Tranche B, 2.00%.

In addition to paying interest on outstanding principal under the Credit Facilities, we are required to pay a commitment fee in respect of the unutilized commitments under the Revolving Facility. The commitment fee is subject to adjustment based on our first lien net leverage ratio as of the end of the preceding fiscal quarter. As of September 30, 2026, the commitment fee was 0.25% per annum. We must also pay customary letter of credit fees and agency fees.

On February 4, 2026, we entered into the Sixth Amendment, pursuant to which we, among other things, (i) refinanced our then-existing USD Tranche B loan and Euro Tranche B loan with the $914 million USD Tranche B loan and the €587 million Euro Tranche B loan, (ii) refinanced and increased the commitments under our then-existing Revolving Facility with the $1.0 billion Revolving Facility, (iii) decreased the applicable margin for the USD Tranche B from 2.00% to 1.75% with respect to Term SOFR borrowings and from 1.00% to 0.75% with respect to base rate borrowings, (iv) decreased the applicable margin for the Euro Tranche B from 2.50% to 2.00%, (v) decreased the applicable margin under the Revolving Facility from 2.50% to 1.75% with respect to SOFR borrowings and from 1.50% to 0.75% with respect to base rate borrowings, (vi) eliminated the credit spread adjustment applicable to SOFR borrowings of the Revolving Facility and (vii) extended the maturities of the Term Loan Facility to February 2033 and the Revolving Facility to February 2031. The refinanced USD Tranche B loan and Euro Tranche B loan were issued without original issue discount. In connection with the execution of the Sixth Amendment, we paid customary fees and expenses to JPMorgan Chase Bank, N.A.

On February 4, 2026, concurrently with the effectiveness of the Sixth Amendment, we made a voluntary prepayment of approximately $1.3 billion principal amount on the USD Tranche B loan consisting of $1.2 billion from the net proceeds from the 2034 Notes (as defined below), together with $100 million of cash on hand, reducing the outstanding principal amount of the USD Tranche B loan from approximately $2.2 billion to $914 million.

On each of May 6, 2026 and August 4, 2026, we made a voluntary prepayment of $100 million principal amount on the USD Tranche B loan. On September 10, 2026, we made a voluntary prepayment of €50 million principal amount on the Euro Tranche B loan. On November 4, 2026, we made a voluntary prepayment of $100 million principal amount on the USD Tranche B loan.

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

As of September 30, 2026, we were required to make scheduled quarterly principal payments equal to $2 million with respect to the USD Tranche B and €2 million with respect to the Euro Tranche B, in each case with the balance due thereunder on the maturity date of the Term Loan Facility. There is no scheduled amortization under the Revolving Facility. Any principal amount outstanding under the Revolving Facility is due and payable in full on the maturity date of the Revolving Facility.

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

The Credit Agreement contains customary representations and warranties, covenants and provisions relating to events of default. As of September 30, 2026, we were in compliance with all covenants under the Credit Agreement. The USD Tranche B and the Euro Tranche B are not subject to financial maintenance covenants.

As of September 30, 2026, the weighted average interest rate of the Term Loan Facility was 4.99%. As of September 30, 2026, there were no borrowings under the Revolving Facility.

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

As of September 30, 2026, the conversion rate for the Convertible Notes was 6.4820 shares of our common stock per one thousand dollars principal amount of the Convertible Notes, which is equivalent to a conversion price of approximately $154.27 per share. The conversion rate is subject to adjustment upon the occurrence of certain events.

Upon conversion, we will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. Prior to the close of business on the business day immediately preceding March 1, 2030, noteholders may convert all or any portion of their Convertible Notes under the following circumstances:

•
during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ended September 30, 2024, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the Convertible Notes on each applicable trading day (the “Sale Price Condition”) (approximately $200.55 per share based on the current conversion price of approximately $154.27 per share, which is subject to further adjustment upon the occurrence of certain events);
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

The Sale Price Condition for the Convertible Notes was met during the calendar quarter ended September 30, 2026, and as a result, the Convertible Notes are convertible, in whole or in part, at the option of the holders thereof at any time during the calendar quarter ending December 31, 2026 and have been classified as short-term debt, net of issuance costs, on the condensed consolidated balance sheet at September 30, 2026. The Convertible Notes were issued at par and costs associated with the issuance of the Convertible Notes are amortized to interest expense over the contractual term of the Convertible Notes. As of September 30, 2026, $1.4 billion in aggregate principal amount of the Convertible Notes remained outstanding. As of September 30, 2026, the effective interest rate of the Convertible Notes was 1.56%.

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

As of September 30, 2026, the effective interest rate of the 2034 Notes was 4.46%.

Lines of Credit and Borrowing Arrangements

Certain of our Japanese subsidiaries have lines of credit and a financing facility with various financial institutions, many of which generally expire and are renewed at three-month intervals with the remaining having no expiration date. The lines of credit and financing facility provided for aggregate borrowings of up to an equivalent of $13 million as of each of September 30, 2026 and December 31, 2025. There were no borrowings outstanding under these arrangements at September 30, 2026 and December 31, 2025.

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

Interest Rate Swap

We have interest rate swap agreements described further in Note 5 of the condensed consolidated financial statements. These interest rate swap agreements exchange the variable Term SOFR rate to a fixed rate in order to manage the exposure to interest rate fluctuations associated with the variable Term SOFR rate paid on the outstanding balance of our USD Tranche B.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information concerning market risk is contained in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission on February 24, 2026. As of September 30, 2026, there were no material changes in our exposure to market risk from December 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Peter J. Cannone III (Director)	Adoption (August 27, 2026)	Rule 10b5-1 trading arrangement	Sale	Until May 11, 2027, or such earlier date upon which all transactions are completed or expire without execution	Up to 2,000 shares
Gerald G. Colella (Chairman of the Board of Directors)	Adoption (August 21, 2026)	Rule 10b5-1 trading arrangement	Sale	Until November 23, 2027, or such earlier date upon which all transactions are completed or expire without execution	Up to 20,000 shares
Renee M. Donlan (Executive Vice President, General Counsel and Chief Compliance Officer)	Adoption (August 20, 2026)	Rule 10b5-1 trading arrangement	Sale	Until August 20, 2027, or such earlier date upon which all transactions are completed or expire without execution	Up to 6,000 shares

ITEM 6. EXHIBITS.

Exhibit No.	Exhibit Description

+3.1(1)	Restated Articles of Organization of the Registrant

+3.2(2)	Third Amended and Restated By-Laws of the Registrant

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

+ Previously filed

(1)
Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-23621), filed with the U.S. Securities and Exchange Commission on May 15, 2025.
(2)
Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-23621), filed with the U.S. Securities and Exchange Commission on November 4, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MKS INC.

Date: November 5, 2026	By:	/s/ Ramakumar Mayampurath
Ramakumar Mayampurath
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)